Form 10-Q
period 1995-09-30
UNITED INSURANCE COMPANIES INC
filed 1995-11-13
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         From the transition period from ____________ to ____________


                        Commission File Number   0-14320


                      UNITED INSURANCE COMPANIES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                         75-2044750
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


4001 McEwen, Suite 200, Dallas, Texas                            75244
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code         (214) 960-8497
                                                   -----------------------------

                               Not Applicable
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--38,057,000 shares as of September 30, 1995.

                                     INDEX

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES


                                                                                                                     Page
                                                                                                                     ----
PART I.      FINANCIAL INFORMATION
----------------------------------


             Consolidated condensed balance sheets-September 30, 1995 and
             December 31, 1994                                                                                          3

             Consolidated condensed statements of income-Three months ended
             September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994                          4

             Consolidated condensed statements of cash flows-Nine months ended
             September 30, 1995 and 1994                                                                                5

             Notes to consolidated condensed financial statements-September 30, 1995                                    6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                      7


PART II.     OTHER INFORMATION
--------     -----------------

Item 6.      Exhibits and Reports on Form 8-K                                                                           9
             --------------------------------

             SIGNATURES                                                                                                10
             ----------

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                                    September 30,       December 31,
                                                                                         1995               1994
                                                                                     (Unaudited)           (Note)
                                                                                     -----------        ------------
ASSETS
   Investments:
      Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1995--$673,443; 1994--$591,480)   . . . . . . . . . . .          $     675,918      $     562,983
         Equity securities, at fair value
            (cost:  1995--$4,352; 1994--$4,179)   . . . . . . . . . . . . .                  4,560              4,146
      Guaranteed student loans  . . . . . . . . . . . . . . . . . . . . . .                 11,990             20,137
      Mortgage and collateral loans . . . . . . . . . . . . . . . . . . . .                 14,072              9,152
      Policy loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 24,267             25,021
      Credit card loans . . . . . . . . . . . . . . . . . . . . . . . . . .                 65,897             51,770
      Short-term investments  . . . . . . . . . . . . . . . . . . . . . . .                 99,252            161,949
                                                                                     -------------      -------------
           Total investments  . . . . . . . . . . . . . . . . . . . . . . .                895,956            835,158
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,305              7,709
   Agents' receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,008              3,747
   Reinsurance receivables  . . . . . . . . . . . . . . . . . . . . . . . .                 65,099             83,656
   Federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,773             14,739
   Due premiums and other receivables . . . . . . . . . . . . . . . . . . .                 14,171              8,691
   Investment income due and accrued  . . . . . . . . . . . . . . . . . . .                  8,316              8,612
   Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . . .                 54,894             56,802
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,192              3,307
   Furniture and equipment, net . . . . . . . . . . . . . . . . . . . . . .                 10,719              6,220
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,897              2,622
                                                                                     -------------      -------------
                                                                                     $   1,069,330      $   1,031,263
                                                                                     =============      =============

LIABILITIES
   Policy liabilities:
      Future policy and contract benefits . . . . . . . . . . . . . . . . .          $     532,810      $     560,232
      Claims  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                162,199            143,188
      Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .                 58,434             61,740
      Other policy liabilities  . . . . . . . . . . . . . . . . . . . . . .                 13,333             13,516
   Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,909             15,566
   Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,900             20,100
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 27,655             36,055
                                                                                     -------------      -------------
                                                                                           827,240            850,397

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 13,518              9,943

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share . . . . . . . . . . . . . . . . .                    381                 94
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .                 50,596             50,723
   Net unrealized investment gains (losses) . . . . . . . . . . . . . . . .                  1,675            (18,102)
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                175,920            138,208
                                                                                     -------------      -------------
                                                                                           228,572            170,923
                                                                                     -------------      -------------
                                                                                     $   1,069,330      $   1,031,263
                                                                                     =============      =============

NOTE: The balance sheet as of December 31, 1994 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     1995         1994            1995          1994
                                                                     ----         ----            ----          ----
REVENUES
  Premiums:
     Accident and health  . . . . . . . . . . . . . . . . . . .   $  113,523    $   100,998    $   348,939    $  301,511
     Life . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,270         10,583         28,460        28,798
  Net investment income   . . . . . . . . . . . . . . . . . . .       15,611         12,738         48,548        33,208
  Fees and other income   . . . . . . . . . . . . . . . . . . .       20,269          9,187         36,414        22,477
  Gains (losses) on sale of investments   . . . . . . . . . . .       (1,242)           (28)         1,202        (5,412)
                                                                  ----------    -----------    -----------    ----------
                                                                     158,431        133,478        463,563       380,582
                                                                  ----------    -----------    -----------    ----------

BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses   . . . . . . . . .       73,067         67,828        232,580       200,615
  Underwriting, acquisition, and insurance expenses   . . . . .       63,478         49,420        167,153       138,686
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .          820            621          2,774         1,285
                                                                  ----------    -----------    -----------    ----------
                                                                     137,365        117,869        402,507       340,586
                                                                  ----------    -----------    -----------    ----------

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS . . . . . . . . . . . . . . . . . .       21,066         15,609         61,056        39,996
Federal income taxes  . . . . . . . . . . . . . . . . . . . . .        7,197          5,157         19,848        12,962
                                                                  ----------    -----------    -----------    ----------
     INCOME BEFORE MINORITY INTERESTS . . . . . . . . . . . . .       13,869         10,452         41,208        27,034

Minority interests  . . . . . . . . . . . . . . . . . . . . . .        1,326            334          2,728         1,034
                                                                  ----------    -----------    -----------    ----------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   $   12,543    $    10,118    $    38,480    $   26,000
                                                                  ==========    ===========    ===========    ==========



      NET INCOME PER SHARE (Note B)   . . . . . . . . . . . . .      $  0.33        $  0.27       $   1.02       $  0.69
                                                                     =======        =======       ========       =======


See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                     Nine Months Ended September 30
                                                                                         1995              1994
                                                                                         ----              ----
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   38,480         $   26,000
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Increase (decrease) in policy liabilities . . . . . . . . . . . . . . . . .       (13,300)            15,215
      Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . . .         5,511                 87
      Increase in federal income taxes receivable . . . . . . . . . . . . . . . .        (1,122)            (4,064)
      Decrease in deferred acquisition costs  . . . . . . . . . . . . . . . . . .         1,908                952
      Decrease (increase) in accrued investment income
         and reinsurance and other receivables  . . . . . . . . . . . . . . . . .        15,295             (6,483)
      Net income attributable to minority interests . . . . . . . . . . . . . . .         2,728              1,034
      (Gains) losses on sale of investments . . . . . . . . . . . . . . . . . . .        (1,202)             5,412
      Other items, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (172)            (2,138)
                                                                                     ----------         ----------

         Cash Provided by Operations  . . . . . . . . . . . . . . . . . . . . . .        48,126             36,015
                                                                                     ----------         ----------

INVESTING ACTIVITIES
   Increase in investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,725)           (12,272)
   Decrease in agents' receivables  . . . . . . . . . . . . . . . . . . . . . . .         1,523              4,077
   Purchase of subsidiary and annuity business,
    net of cash acquired of $3,337 in 1994  . . . . . . . . . . . . . . . . . . .        (6,000)           (10,754)
                                                                                     ----------         ----------

         Cash Used by Investing Activities  . . . . . . . . . . . . . . . . . . .       (19,202)           (18,949)
                                                                                     ----------         ----------

FINANCING ACTIVITIES
   Deposits from investment products  . . . . . . . . . . . . . . . . . . . . . .         9,157             10,735
   Withdrawals from investment products . . . . . . . . . . . . . . . . . . . . .       (20,801)           (32,412)
   Proceeds from notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .        10,000             31,155
   Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (29,600)           (23,000)
   Proceeds from payable to related party . . . . . . . . . . . . . . . . . . . .           --                 500
   Repayment of payable to related party  . . . . . . . . . . . . . . . . . . . .          (200)            (1,500)
   Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . . . .           178                178
   Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . . . .             6                 26
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .           (26)              (117)
   Capital distributions to minority interests  . . . . . . . . . . . . . . . . .        (1,042)               --
                                                                                     ----------         ----------

         Cash Used in Financing Activities  . . . . . . . . . . . . . . . . . . .       (32,328)           (14,435)
                                                                                     ----------         ----------

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,404)             2,631
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,709              4,000
                                                                                     ----------         ----------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    4,305         $    6,631
                                                                                     ==========         ==========


See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


September 30, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for United Insurance Companies, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for
a fair presentation have been included.   Certain amounts in the 1994 financial
statements have been reclassified to conform with the 1995 interim financial statement presentation. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B--STOCKHOLDERS' EQUITY

At the Annual Meeting of Shareholders on May 8, 1995, approval for an increase in authorized shares from 10,000,000 shares to 40,000,000 shares was obtained and the Board of Directors of the Company declared a four-for-one stock split, in the form of a three hundred percent stock dividend. Each shareholder received three additional shares of the Company's stock for each share of the Company's stock they currently owned. The four-for-one split was distributed on June 1, 1995 to shareholders of record at the close of business on May 22, 1995. The par value of the new shares issued totaled $281,000 and this amount was transferred from additional paid-in capital to the common stock account. All share and per share amounts have been restated for 1994 to reflect the stock split.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


United Insurance Companies, Inc. and its subsidiaries (the "Company") reported net income of $0.33 per share for the three months ended September 30, 1995 compared to net income of $0.27 per share for the comparable period in 1994. Included in the net income for the three months ended September 30, 1995 were losses on the sale of investments of $0.02 per share. Net income per share for the three months ended September 30, 1994 did not include any gains or losses on the sale of investments. Net income for the nine months ended September 30, 1995 was $1.02 per share compared to $0.69 per share for the comparable period in 1994. Included in the net income for the nine months ended September 30, 1995 were gains on the sale of investments of $0.02 per share compared to losses on the sale of investments of $0.09 per share in 1994.

During the third quarter of 1995, the Company acquired 100% of the outstanding common stock of WinterBrook Holdings, Inc. (WinterBrook) from W. Brian Harrigan, the Company's President and Chief Executive Officer. WinterBrook holds a majority interest in seven companies specializing in managed care, large group employee benefits, and niche insurance product underwriting services. The acquisition was financed by issuing 440,000 shares of the Company's common stock. For the nine month period ended September 30, 1995, the revenues for WinterBrook were $3,668,000. For financial reporting purposes, this acquisition was accounted for using the pooling interests method of accounting, and as a result the assets and liabilities of WinterBrook were combined at their recorded amounts. The results of operations for WinterBrook were included in the Company's consolidated statement of income from the beginning of the year.

Also, in July of 1995 the Company acquired a 75% interest in IPN Network, L.P.
(IPN) for a purchase price of $6,000,000. The acquisition of IPN was funded with existing cash. IPN is a company that provides consolidated business office and electronic clearinghouse services to hospitals and other healthcare facilities. Since the date of acquisition, the total revenue included in the Company's consolidated statement of income for IPN was $4,400,000. For financial reporting purposes, this acquisition was accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the date acquired. The consolidated statement of income for the nine month period ended September 30, 1995 includes the results of operations of IPN from the date acquired.

Reinsurance receivables decreased from $83,656,000 at December 31, 1994 to $65,099,000 at September 30, 1995. In 1994, the Company assumed a block of life and annuity policies from Investment Life Insurance Company of America
(ILA), which was in rehabilitation. In conjunction with the 1994 assumption, all of the policy liabilities assumed from ILA were ceded to an unrelated reinsurer. These policies were subject to a moratorium on withdrawals and surrenders at the time of purchase. A significant portion of the decrease in the reinsurance receivables relates to the surrenders and withdrawals on these policies, which were made in 1995 after the expiration of the moratorium period. There was a corresponding decrease in future policy and contract benefits.

The Company's furniture and equipment increased from $6,220,000 at December 31, 1994 to $10,719,000 at September 30, 1995, an increase of $4,499,000, as a result of the companies acquired during the third quarter of 1995.

During the third quarter of 1995, the Company repaid its revolving credit note with AEGON of $9,600,000 bearing interest at prime plus 0.875%. To pay off the revolving credit note, the Company borrowed $8,900,000 on an unsecured loan from the Chairman of the Board of the Company. The unsecured loan bears interest at prime and is due on demand.

Operating income before gains (losses) on sale of investments, federal income taxes and minority interests increased 43% and 32% for the three and nine month periods ended September 30, 1995, respectively, in comparison to the comparable periods in 1994.

Accident and health premiums increased 12% and 16% for the three and nine month periods ended September 30, 1995, respectively, in comparison to the comparable periods in 1994. The increase in the accident and health premiums was the result of an assumption of a block of policies effective January 1, 1995 and an increase in the sale of new business in the association group and student markets. A portion of the increase in the association group market relates to outstanding coinsurance agreements which were amended whereby the Company's share of both the in force and new health business sold by United Group Association increased from 52.5% to 55% effective January 1, 1995. The Company's share will increase to 57.5% effective January 1, 1996 and to 60% effective January 1, 1997.

Life premiums were comparable for the three and nine month periods ended September 30, 1995 to the comparable period in 1994.

Net investment income increased from $12,738,000 for the three month period ended September 30, 1994 to $15,611,000 for the comparable period in 1995. Net investment income for the nine month period ended September 30, 1995 increased to $48,548,000 from $33,208,000 for the comparable period in 1994. The increase in net investment income was directly related to the increase in invested assets and an increase in the yield. The increase in the yield was the result of a general increase in market investment yields and the reduction of the short term investment balances.

The Company recognized gains on sale of investments of $1,202,000 for the nine month period ended September 30, 1995 compared to losses of $5,412,000 for the same period in 1994. The amount of realized gains or losses on the sale of investments is a function of interest rates and market trends. Gains are more likely during periods of decreasing interest rates, as occurred during the nine month period ended September 30, 1995. Losses are more likely during periods of increasing interest rates, as occurred during the nine month period ended September 30, 1994. In addition, due to decreasing interest rates in 1995, the net unrealized investment gains on securities classified as "available for sale", reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $1,675,000 at September 30, 1995 compared to net unrealized investment losses of $18,102,000 at December 31, 1994.

Fees and other income increased from $9,187,000 for the three month period ended September 30, 1994 to $20,269,000 for the comparable period in 1995. Fees and other income for the nine month period ended September 30, 1995 increased to $36,414,000 from $22,477,000 for the comparable period in 1994. The increase in fees and other income is related to the companies acquired in the third quarter of 1995 and an increase in revenues earned from the credit card division.

Benefits, claims and settlement expenses, as a percentage of premiums, decreased from 61% for the three month period ended September 30, 1994 to 59% for the comparable period in 1995. The decrease was due to the slightly lower loss ratios experienced on the association group accident and health business. Benefits, claims and settlement expenses, as a percentage of premiums, increased slightly from 61% for the nine month period ended September 30, 1994 to 62% for the comparable period in 1995. The increase was due to a higher loss ratio on the accident and health block assumed during the first quarter of 1995 which was a mature block of business which has a higher loss ratio and lower commission rate.

Insurance and general expenses, as a percentage of premiums, fees and other income, increased from 41% and 39% for the three and nine month periods ended September 30, 1994, respectively, to 44% and 40% for the comparable three and nine month periods ended September 30, 1995. The increase relates to the general expenses of the companies acquired during the third quarter of 1995.

Subsequent to the end of the third quarter of 1995, the Company acquired a 51% interest in Insurdata, Incorporated (Insurdata) for a purchase price of $15,052,000 and an 80% interest in Insurnational Insurance Administrators, Inc. (Insurnational) for a purchase price of $2,400,000. The acquisition of Insurdata was funded with existing cash of approximately $5,022,000 and the issuance of promissory notes to the previous shareholders totalling approximately $10,030,000 due in January 1996. Insurdata is a health claims systems and software development company. The acquisition of Insurnational was funded with existing cash of approximately $439,000 and the issuance of promissory notes to the previous shareholders totalling approximately $1,961,000 due in January 1996. Insurnational is a third party benefits administrator. For financial reporting purposes, these acquisitions will be accounted for using the purchase method of accounting. Therefore, the acquisitions of Insurdata and Insurnational have not been included in the Company's consolidated balance sheet or consolidated statement of income for the nine months ended September 30, 1995. The total combined revenues for Insurdata and Insurnational for the nine month period ended September 30, 1995 were approximately $10,100,000.

PART II.  OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                NUMBER
                                                                          ------


     (a)  Exhibits.

            Exhibit 11 - Statement Re: Computation of per share earnings.   12

            Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED INSURANCE COMPANIES, INC.
                                                 (Registrant)


Date:                                   /s/ W. Brian Harrigan
      ------------------------------    -----------------------------------
                                            W. Brian Harrigan, President


Date:                                   /s/ Vernon R. Woelke
      ------------------------------    -----------------------------------
                                            Vernon R. Woelke, Treasurer
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
11               Statement Re:  Computation of per share earnings

27               Financial Data Schedule