Form 10-Q/A
period 1995-03-31
UNITED INSURANCE COMPANIES INC
filed 1996-03-28
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to
                                ------------    ------------

                        Commission File Number   0-14320
                                             ---------------

                       UNITED INSURANCE COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       75-2044750
----------------------------------               -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


4001 McEwen, Suite 200, Dallas, Texas                          75244
------------------------------------------      --------------------------------
 (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code       (214) 960-8497
                                                  ------------------------------

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



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--9,386,000 shares as of March 31, 1995.

ITEM 6 AMENDED - EXHIBITS AND REPORTS ON FORM 8-K



                                     INDEX

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES


                                                                                                                      Page
                                                                                                                      ----
PART I.      FINANCIAL INFORMATION
----------------------------------


             Consolidated condensed balance sheets-March 31, 1995 and
             December 31, 1994                                                                                          3

             Consolidated condensed statements of income-Three months ended
             March 31, 1995 and 1994                                                                                    4

             Consolidated condensed statements of cash flows-Three months ended
             March 31, 1995 and 1994                                                                                    5

             Notes to consolidated condensed financial statements-March 31, 1995                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                      7


PART II.     OTHER INFORMATION
--------     -----------------

Item 4.      Submission of Matters to a Vote of Security Holders                                                        9
             ---------------------------------------------------

Item 6.      Exhibits and Reports on Form 8-K                                                                           9
             --------------------------------

             SIGNATURES                                                                                                10
             ----------


ITEM 6 AMENDED - EXHIBITS AND REPORTS ON FORM 8-K




PART II.  OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 8, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

         Nominee                           In Favor                          Withheld
         -------                           ---------                         --------
         Ronald L. Jensen                  6,892,861                         69,486
         Gary L. Friedman                  6,888,446                         73,901
         J. Michael Jaynes                 6,890,557                         71,790
         Richard J. Estell                 6,892,940                         69,407
         Richard T. Mockler                6,892,426                         69,921
         Vernon R. Woelke                  6,892,367                         69,980
         W. Brian Harrigan                 6,891,929                         70,418

         The results of the voting on the appointment of auditors were as follows:

                 Ratification of Appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1995.

         The votes of the stockholders on this item were as follows:

         In Favor                 Opposed                   Abstained
         --------                 -------                   ---------
         6,938,005                3,624                     20,718

         The results of the voting on the proposal to amend certificate of incorporation were as follows:

                 Proposal to amend certificate of incorporation of the Company to increase the authorized shares of common stock from 10,000,000 shares up to 40,000,000 shares, in such increments and at such time or times as the Board of Directors may determine.

         In Favor                 Opposed          Abstained
         --------                 -------          ---------
         6,532,496                211,924          217,927



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                  Exhibit 3.5 - Articles of Incorporation of United Insurance
                    Companies, Inc., as amended.

                  Exhibit 11 - Statement Re:  Computation of per share
                    earnings.

         (b)     Reports on Form 8-K.

                        No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             UNITED INSURANCE COMPANIES, INC.
                                                     (Registrant)





Date:       March 28, 1996                       /s/ W. Brian Harrigan
      ----------------------------           ---------------------------------
                                                W. Brian Harrigan, President





Date:       March 28, 1996                        /s/ Vernon R. Woelke
      ----------------------------           ---------------------------------
                                                Vernon R. Woelke, Treasurer
                                                 (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 3.5          Articles of Incorporation of United Insurance Companies, Inc.,
              as amended.

 11           Statement Re:  Computation of per share earnings.
