Form 10-K
period 1995-12-31
UNITED INSURANCE COMPANIES INC
filed 1996-03-29
CIK 773660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]
                 For the fiscal year ended December 31, 1995.
                                      OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              [NO FEE REQUIRED]

            For the Transition period from           to           .

                         Commission file number 0-14320

                        UNITED INSURANCE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     75-2044750
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

         4001 MCEWEN DRIVE, SUITE 200                             75244
                DALLAS, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (214) 960-8497

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     None                                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1996 was $655,658,122.

The number of shares outstanding of $0.01 par value Common Stock, as of March 6, 1996 was 38,263,745.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United Insurance Companies, Inc. (the "Company" or "UICI"), through its subsidiaries, provides health, life and other financial products to selected niche markets. The Company issues health insurance policies to the self-employed and student markets. For the self-employed market, which includes self-employed individuals and individuals who work for small businesses with five or fewer employees, the Company offers a range of health insurance products. Catastrophic hospital and basic hospital-medical expense plans are tailored to an insured's individual needs and include managed care options such as a Preferred Provider Organization ("PPO") plan as well as other coverage modifications. The Company markets these products through "dedicated" agency sales forces, consisting of approximately 5,000 independent contractors who primarily sell the Company's products. For the student market, the Company offers tailored insurance programs which generally provide single school year coverage to individual students primarily at universities but also at public and private schools for kindergarten through grade 12. In this market, the Company sells its products through in-house account executives who focus on colleges and universities on a national basis. Health insurance premiums were $473.8 million in 1995, or 74% of the Company's total revenues.

     The Company issues life insurance products to selected niche markets and acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life insurance policies issued by the Company are marketed through a dedicated agency sales force. The Company also offers managed health care services, including marketing, risk management and other services to large employers, managed care organizations, and other insurers. In addition, the Company assists individuals with no, or troubled, credit experience in obtaining a nationally recognized credit card by providing financial support for the card. This product is marketed through a sales force of independent contractors.

     At its inception in 1984, the Company's business consisted solely of coinsurance of health and term life insurance policies sold by United Group Association, Inc. ("UGA") agents to the self-employed market and issued by subsidiaries of AEGON USA, Inc. (together with its subsidiaries, "AEGON"). Principally through acquisitions of insurance companies and blocks of life insurance and annuity policies, and the development of the underwriting and administrative capabilities to issue insurance policies directly, the percentage of the Company's total revenues in 1995 relating to the coinsurance business decreased to 35% (although in absolute terms such revenues continued to increase over prior years).

     The Company's principal subsidiaries through which the business of the Self-Employed Health Insurance Division, Student Health Insurance Division and the Life Insurance and Annuity Division are conducted are The MEGA Life and Health Insurance Company ("MEGA"), which is wholly-owned by the Company, Mid-West National Life Insurance Company of Tennessee ("Mid-West"), in which the Company owns 79% of the outstanding stock, and The Chesapeake Life Insurance Company ("Chesapeake"), in which the Company owns 78% of the outstanding stock. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health and life insurance policies in all states except Connecticut, Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except Kansas, New Jersey and New York. MEGA is currently rated "A (Excellent)," Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

     The HealthCare Solutions Division operates through a number of wholly-owned and partially owned subsidiaries, as well as companies in which the Company does not hold a majority interest. The business of the Credit Services Division is conducted primarily through United Membership Marketing Group, LLC, in which the Company owns 85% of the outstanding equity.

     The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. Its telephone number is (214) 960-8497.

BUSINESS STRATEGY

     The Company seeks to continue to expand its business profitably and strengthen its position in the markets in which it competes. The key elements of its strategy are as follows:

     DEDICATED AGENT NETWORK. The Company's strategy in the self-employed market is to align itself closely with its sales forces. Substantially all of the health insurance either issued or coinsured by the Company in the self-employed market is sold through a nationwide network of agents associated with UGA or agents associated with Cornerstone Marketing of America ("CMA"). UGA, with over 4,000 agents, is wholly-owned by Mr. Ronald L. Jensen, Chairman of the Board of Directors of the Company. UGA has agreed with the Company that UGA will not market insurance products of another insurance carrier competitive with the insurance products of the Company, subject to certain exceptions. CMA, with over 1,000 agents, is a marketing division of the Company. The agents, as a condition of receiving customer leads, exclusively sell insurance products offered by UGA and CMA. The Company believes that the use of dedicated sales forces, as opposed to insurance brokers who sell products for a number of carriers, leads to better marketing performance because such agents are committed to the Company's products. The Company also believes that the recruitment, training and motivation of agents are key factors in the success and growth of the Company. The number of dedicated agents selling the Company's health insurance products has grown from approximately 900 in 1986 to over 5,000 as of December 31, 1995.

     EMPLOYEE AND AGENT STOCK OWNERSHIP. The Company believes that agents and employees are more productive and remain associated with the Company longer when they own the common stock of the Company ("Common Stock"). Since 1987, the Company and UGA have provided agents and employees with stock plans that allow them to systematically buy Common Stock. Through these stock ownership plans, the agents and employees of the Company and UGA owned in the aggregate approximately 16% of the Common Stock as of December 31, 1995, which does not include any shares held by agents and employees outside of these plans.

     The Company believes that the stock plans have grown primarily due to their design and the performance of the Company's stock price over the last ten years. The plans are structured to encourage participation in a disciplined manner. Agents are eligible to participate in the plans after one full calendar year of service. Participant contributions are matched by contributions from the Company, in the case of employees and Company agents, and UGA, in the case of UGA agents. The amount of permitted contributions made by the agents is based on sales performance. Matching contributions of terminated participants which have not vested (or are otherwise not payable under the applicable plans) do not revert back to the Company or UGA, but rather are allocated to the remaining participants, providing further incentive to remain with the Company or UGA. Share purchases pursuant to the plans are made in the open market, thus avoiding dilution to existing stockholders.

     FOCUS ON NICHE MARKETS. The Company attempts to identify niche markets which it believes are underserved by larger competitors and in which it has the skills and marketing resources required to achieve profitability and growth. Initially, the Company targeted the self-employed health insurance market. By focusing on this market, the Company has been able to design and market its product offerings, structure its coverage benefits and process claims to more effectively service the needs of the self-employed. In 1987, the Company identified a niche opportunity in the student health insurance market, and has subsequently increased premiums from $17.0 million in 1987 to $90.4 million in 1995. The Company believes that it provides student health insurance plans to more universities than any other single insurer. The Company also markets a life insurance product which includes a rider committing the Company to provide loans to fund the higher education of the children of the insured. In 1995, annualized premiums for the product were approximately $15.0 million, as compared to approximately $2.0 million in 1993. In 1993, the Company began offering credit support services to individuals not being served by the larger financial institutions that issue major credit cards. In 1995, this division had revenues of $28.0 million.

     POLICY DESIGN AND CLAIMS MANAGEMENT. The Company's traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events which require hospitalization. This policy design, which includes high deductibles, reduces the frequency of covered claims requiring processing, thus controlling administrative expenses. The Company seeks to price its products in a manner that accurately reflects its underwriting assumptions and targeted margins, and relies on the marketing capabilities of its dedicated agency sales forces to sell these products at prices consistent with these objectives. For the last five fiscal years, the Company's average combined ratio for the Self-Employed Health Insurance Division was 94% and the combined ratio has ranged from 90% to 98%.

     Historically, the Company has coinsured insurance products sold by UGA agents and designed and issued by AEGON. The Company maintains administrative centers with full underwriting, claims management and administrative capabilities, and, on April 1, 1996, the Company will acquire AEGON's insurance center operations. See "-- Recent Developments." The Company believes that by processing its own claims it can better assure that claims are properly processed and utilize the claims information to periodically modify the benefits and coverages of its policies.

     MANAGED CARE. The Company recently formed the HealthCare Solutions Division to leverage its capabilities in insurance underwriting, claims administration, risk management and marketing in order to provide services that enhance the delivery of quality managed health care. The division focuses on providing administrative services, underwriting and risk management, and health care delivery services to clients in the managed health care market, including groups of physicians, large employers, managed care organizations and other insurers. In 1995, the Company acquired controlling interests in several companies related to the HealthCare Solutions Division for $32.4 million, in cash and common stock. In addition, in 1995 the Company also placed additional emphasis on incorporating managed care features of a PPO into its health plans in order to further control health care costs. The health plans with managed care options generally provide greater coverage for preventive and other services not requiring hospitalization such as periodic examinations and doctor visits. These plans also generally have lower deductibles and co-payments for services that are received from providers that are in the PPO network.

     ACQUISITIONS OF EXISTING BLOCKS OF BUSINESS. The Company has grown through opportunistic acquisitions of blocks of life insurance and annuity policies. In an acquisition of a block of business, the Company assumes policy liabilities and receives assets (net of the purchase price) sufficient, based on actuarial assumptions, to cover such estimated future liabilities. The profitability of a block of business depends on the amount of investment income from the assets and the amount of premiums received less the amount of benefits and expenses actually paid. The Company believes that its success in profitably acquiring and servicing blocks has been principally due to its experience and expertise in analyzing the characteristics of the policies in the blocks and its ability to cost-effectively administer the policies. The Company most recently acquired a block of life insurance and annuity policies in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the current climate for acquisitions of life insurance and annuity policies has become very competitive, making it more difficult to successfully complete acquisitions which meet the Company's financial goals.

HEALTH INSURANCE

     The Company directly markets or coinsures health insurance policies primarily to two markets. The Self-Employed Health Insurance Division serves the self-employed market, which includes self-employed individuals and individuals who work for small businesses, generally with five or fewer employees. The Student Health Insurance Division serves the student market, which includes college and university students and students in kindergarten through grade 12.

Self-Employed Health Insurance Division

     Market. According to the Bureau of Labor Statistics, there were approximately 10.5 million self-employed individuals at the end of 1995. There are currently in force approximately 235,000 basic health policies issued or coinsured by the Company. The Company believes that there is significant opportunity to increase its penetration in this market.

     Products. The health insurance products directly issued and coinsured by the Company are substantially similar. The two basic health insurance plans are as follows:

    - The Group Catastrophic Hospital Expense Plan provides a lifetime maximum benefit ranging from $2,000,000 to $5,000,000 and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1,000,000. Covered expenses are subject to a deductible and are reimbursed at a benefit payment rate ranging from 50% to 100%, as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement. The benefits for this plan tend to increase as hospital care expenses increase and therefore the premiums for these policies are subject to increase as overall hospital care expenses rise.

    - The Group Basic Hospital-Medical Expense Plan has a $1,000,000 lifetime maximum benefit and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a "scheduled benefit" nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience and thus future premium increases for this policy are expected to be less than on the catastrophic policy.

     Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder. In 1995, the Company placed additional emphasis on policies which incorporate managed care features of a PPO, which are designed to control health care costs. The health plans that provide the PPO option generally provide greater coverage for preventive medical and other services not requiring hospitalization such as periodic examinations and doctor visits. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network. The increased benefits in the PPO products are expected to result in a higher loss ratio than the traditional indemnity products. This higher loss ratio is expected to be offset by a lower expense ratio due to lower commissions on the PPO products.

     The Self-Employed Health Insurance Division had premium revenues of $383.4 million, $330.8 million, and $269.5 million (60%, 63%, and 60% of total revenue), in 1995, 1994 and 1993, respectively.

     Marketing and Sales. The Company's marketing strategy in the self-employed market is to closely align itself with dedicated agent sales forces. Substantially all of the health insurance products issued or coinsured by the Company are sold through dedicated independent agents associated with UGA and CMA. UGA is a nationwide network of over 4,000 agents which is wholly-owned by Mr. Jensen. The agency has been aligned with the Company since 1984, originally selling health insurance policies underwritten by AEGON and coinsured by the Company. Subsequently, a small percentage of health insurance sold by UGA agents was directly issued by the Company. Following a transition period beginning April 1, 1996, the UGA agents will begin selling health insurance directly issued by the Company. See "-- Recent Developments." CMA was established by the Company in 1989 and has expanded to become a nationwide agency of over 1,000 agents. The policies sold by the CMA agents are issued by the Company.

     UGA agents and CMA agents are independent contractors and not employees of UGA or the Company and all of the compensation they receive from UGA or the Company is based upon their sales production. UGA and CMA are each organized into geographical regions having regional directors and two additional levels of field leaders. At December 31, 1995, the number of field leaders and "writing" agents (i.e., the agents that are not involved in management) were as follows:

                                                                              CMA     UGA
                                                                             -----   -----
    Writing agents.........................................................    853   3,775
    District leaders.......................................................    116     300
    Division leaders.......................................................     46      65
    Regional directors.....................................................      7       8
                                                                             -----   -----
                                                                             1,022   4,148
                                                                             =====   =====

     The retention of qualified, effective field leaders who can recruit, train and motivate writing agents is a key factor in the success and growth of the Company's business. Although the agent base at the writing level has historically been subject to a high rate of turnover, the field leader levels have remained relatively stable. As of December 31, 1995, UGA's regional directors had been associated with UGA for an average of nine years, division leaders had been associated with UGA for an average of seven years and district leaders had been associated with UGA for an average of four years.

     UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company and UGA believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, common stock ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders, who are frequently assisted by Company and UGA personnel.

     The health insurance products issued or coinsured by the Company are primarily issued to members of various independent membership associations which endorse the products and act as the master policyholder for such products. Two principal membership associations in the self-employed market are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Health Care ("AAHC"). The associations provide their membership with a number of endorsed products, although health insurance is often the product of major interest to potential members. Individuals may not obtain insurance under the associations' master policies unless they are members. UGA agents and CMA agents also act as enrollers of new members for the associations. Although the Company has no formal agreements with these associations requiring the associations to continue as the master policyholder and endorse the Company's insurance products to their respective members, the Company considers its relationship with these associations to be good.

     UGA generates leads for its agents and the CMA agents through the efforts of approximately 400 telephone operators. From various sources of data, a pool of approximately 7.0 million names has been developed. Individuals in this pool are contacted by telephone or by mail to determine their interest in obtaining health insurance. The names of persons expressing an interest are provided as leads to agents which the Company believes results in a higher success rate than would be the case if the agents made unsolicited calls on prospective customers.

     Coinsurance Arrangements. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, a specified percentage of the health insurance sold by UGA agents and issued by AEGON. The Company receives this percentage of premiums collected and is liable for this percentage of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extra-contractual charges and other payments. Such insurance policies are underwritten and administered at the AEGON insurance center. The coinsurance percentage is 57.5% in 1996 and 60% thereafter.

     On April 1, 1996 the Company will acquire AEGON's underwriting, claims management and administrative capabilities related to products coinsured by the Company. In connection with this transaction, UGA agents will begin to market health insurance products of the Company rather than the coinsured product. See "-- Recent Developments."

     Acquisition of Blocks. From time to time, the Company may acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case-by-case basis and have generally not represented a material percentage of Self-Employed Health Insurance Division revenue.

Student Health Insurance Division

     Market. The student market is comprised of students attending colleges and universities in the United States and those attending public and private schools in kindergarten through grade 12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States which have a combined enrollment of approximately 8.7 million students. For the 1994-1995 school year, 369 of these institutions with a combined enrollment of approximately 2.0 million authorized the Company to offer its health insurance plans to their students. Approximately 215,000 of these students purchased health insurance from the Company during this period. The Company believes that it provides student health insurance plans to more universities than any other single insurer.

     Products. The insurance programs sold in the student market are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $250,000 depending on the coverage level desired by the school. All students at any one school enrolled in the program have the same coverage. The benefits on the lower limit policies are usually paid according to schedules in the policy while substantially all coverage under the higher limit policies is tied to a PPO arrangement.

     The Student Health Insurance Division had premium revenues of $90.4 million, $84.4 million and $74.2 million (14%, 16% and 16% of total revenue), in 1995, 1994, and 1993, respectively.

     Marketing and Sales. The Company markets to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and the Company, if selected, is endorsed as the provider of health insurance for students attending that school. At December 31, 1995, there were 15 account executives.

     The kindergarten through grade 12 business has been marketed primarily in Arkansas, Florida, Louisiana, Oklahoma and Texas.

LIFE INSURANCE AND ANNUITY

     At December 31, 1995, the Life Insurance and Annuity Division had over $4.4 billion of life insurance in force and approximately 310,000 individual policyholders. The division has grown primarily through acquisitions of blocks of life insurance and annuity policies. The Company also issues life insurance and annuity policies directly in certain niche markets.

     The Life Insurance and Annuity Division had premium revenues of $38.5 million, $37.0 million and $25.0 million (6%, 7% and 6% of total revenue), in 1995, 1994 and 1993, respectively.

Direct Business

     The Company offers an interest sensitive life insurance product generally with an annuity and child's term rider. At December 31, 1995, the average face amount for the policy was $38,000 and the average annual premium was approximately $1,200. The child's term rider includes a special provision under which the Company commits to provide loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Currently, loans are available in amounts up to $30,000 for undergraduate school and up to $20,000 for graduate school. Loans made under this rider are guaranteed as to principal and interest by a guarantee agency and are not funded or supported by the federal government. However, as a part of the program, the Company is a qualified lender under applicable Department of Education regulations and makes available, outside of the Company's commitment under the rider, loans under Federal Family Education Loan Programs. Currently, any such loans are funded by qualified third parties.

     Life insurance products are marketed and sold through the Company's network of 800 dedicated agents. This marketing organization was acquired in 1993 and has since been expanded to cover 35 states from only five at the time of the acquisition. Annualized premiums for policies issued in 1995 increased to $15.0 million from $2.0 million in 1993.

     The division also offers a credit life and credit disability policy through brokers.

Acquired Blocks

     The Company has grown through opportunistic acquisitions of blocks of life insurance and annuities. In an acquisition of a block of business, the Company assumes policy liabilities and receives assets (net of the purchase price) sufficient, based on actuarial assumptions, to cover such estimated future liabilities. The profitability of a block of business depends on the amount of investment income from the assets and the amount of premiums received less the amount of benefits and expenses actually paid. The Company believes that its success in profitably acquiring and servicing blocks has been principally due to its experience and expertise in analyzing the characteristics of the policies in the blocks and its ability to cost-effectively administer the policies. The Company most recently acquired a block of life insurance and annuities in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions which meet the Company's financial goals.

     Since 1991 the Company has added approximately $267.0 million in life reserves and $214.0 million in annuity reserves, on a statutory basis as of the respective acquisition dates, through twelve acquisitions of insurers and blocks of insurance.

     In 1991, the Company entered into an agreement whereby it services a block of policies with life insurance and annuity reserves of $125.0 million, as of the date of the service agreement, for an unrelated company. At December 31, 1995, total life insurance and annuity reserves for this block were $95.0 million. The Company receives a fee for servicing the policies and will also participate in 50% of the profits or losses of the block of business after the unrelated company has realized statutory earnings equal to its purchase price of $20.0 million. There was no financial investment by the Company. No assets or liabilities, income or expense of this block of business are reflected in the Company's Consolidated Financial Statements but rather are carried on the unrelated company's financial statements. The Company's Consolidated Financial Statements reflect only the servicing fee currently earned. As of December 31, 1995, the unrelated company had realized statutory earnings of $16.8 million on this block and the Company anticipates that it will begin to share in profits and losses of this business during 1997.

     In August 1994, the Company entered into a similar transaction whereby the Company acquired a block of life insurance and annuity policies. At December 31, 1995, total life insurance and annuity reserves for this block were $39.7 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated insurer. Also, after the unrelated reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and all remaining policies will be recaptured by the Company at no cost. The Company anticipates that it will begin to receive 100% of the profits and losses of this business in 1998.

HEALTHCARE SOLUTIONS

     The Company believes the delivery of health care in the United States will continue to change and that the infrastructure required to meet the needs of emerging health care market opportunities must incorporate "value added" sophistication while lowering costs for various components of the health care delivery system. The Company formed the HealthCare Solutions Division to leverage its capabilities in insurance underwriting, claims administration, risk management and marketing in order to provide services that enhance the delivery of quality managed health care. The division focuses on providing administrative services, underwriting and risk management, and health care delivery services to clients in the managed health care market, including groups of physicians, large employers, managed care organizations and other insurers. In 1995, the Company acquired controlling interests in several companies related to the HealthCare Solutions Division for $32.4 million, in cash and common stock. The HealthCare Solutions Division had revenues of $17.8 million and an operating loss of $4.2 million in 1995.

Administrative Services

     Health benefit claims processing (medical and dental) for insurance companies and Blue Cross plans has historically been relatively costly and inefficient, requiring significant amounts of paper to complete a transaction. The Company believes that the elimination of paper claims processing and the move to a fully electronic environment for both claims submission and payment will increase efficiency and lower costs.

     Through its ownership interests in several businesses, the Company seeks to deliver claims processing solutions to payors such as other insurers, Blue Cross plans, health maintenance organizations ("HMOs") and third party administrators. In addition, the Company seeks to deliver systems solutions to physician and hospital groups for both claims processing and total business office outsourcing.

     Paperless Adjudication, Ltd., in which the Company and Mr. Jensen each own approximately a one-third interest, has developed a system that provides "on-line, real time" medical claim submission, eligibility determination, benefit calculation and electronic funds transfer to participating physicians. Claims are submitted directly from the physician's office and payment is made via electronic funds transfer. The system eliminates the majority of the paperwork typically inherent in such a transaction, as well as a significant portion of the associated costs of claims processing for both physicians and insurers. The system is designed to work with most health care payor systems and is currently operational in two markets processing medical and dental claims.

     Insurdata Incorporated ("Insurdata"), in which the Company owns a 51% interest, is a health care payor systems development company providing technological solutions for health claims processing and claims data management. The system is used by Blue Cross health plan administrators, insurers and third party administrators. Insurdata integrates a variety of technologies to eliminate paper and human intervention in claims processing.

     IPN Network, LLC ("IPN"), in which the Company owns a 75% interest, provides comprehensive outsourcing services for hospital business office management and health claims clearinghouse functions. IPN provides business office management services for approximately 25 hospitals, primarily in the southeastern United States, and health claim clearinghouse functions for over 100 hospitals.

     Insurnational Insurance Administrators, Incorporated ("Insurnational"), in which the Company owns an 80% interest, is a full service third party administrator employing advanced "paperless" technology, serving employers who elect to self-fund their medical, dental or other employee benefit plans under ERISA and for insurers who wish to outsource their claims processing and payment functions.

Underwriting and Risk Management

     The Company believes that physicians and hospitals will increasingly assume greater financial risk, either on a stand-alone basis or in partnership with insurance companies, large self-funded customers or HMOs. With its knowledge of insurance, underwriting and risk management, the Company has the capability to partner with physician and hospital groups to share this risk. In addition, the Company manages underwriting facilities for physician and hospital excess loss insurance, HMO reinsurance and stop loss insurance for large employers with self-funded health plans.

Health Care Delivery Services

     The Company believes that as the health care market changes, managed care organizations will focus on their strengths and look to outsource certain functions. For example, many HMOs outsource their dental programs. The Company offers a discounted fee for service dental plan to over 100,000 members nationwide and owns a dental HMO servicing approximately 230,000 members in Florida. The Company currently has plans to expand its dental HMO operations to other states.

     WinterBrook HealthCare Management ("WinterBrook"), which is 72% owned by the Company, provides managed care network management services to employers, insurers, managed care organizations and provider groups. WinterBrook also manages PPO networks for insurers and large employers.

CREDIT SERVICES

     The Credit Services Division, started in 1992, offers assistance to persons with no, or troubled, credit experience in obtaining a nationally recognized credit card by providing financial support for the card. Applicants must meet certain requirements in order to become members of the American Fair Credit Association ("AFCA"), an independent membership association which provides credit education programs and other benefits. Individuals must be enrolled as members in AFCA, and pay initiation and monthly membership fees, in order to obtain a credit card.

     The credit program is administered by United Membership Marketing Group, LLC ("UMMG"), an 85%-owned subsidiary of the Company, which markets through a sales force of independent contractors located in 39 states. At December 31, 1995, there were approximately 950 representatives. UMMG and its sales representatives receive commissions from AFCA for enrolling members in the association.

     The credit card has an annual fee which is collected before the card is issued. The interest rate for outstanding balances on the card is comparable to rates charged by many other card issuers and commensurate with the greater risks associated with this group of cardholders. The credit limit on each card issued, initially set at $300 may be increased up to $1,000 over a two-year period if the cardholder meets certain requirements which are indicative of the proper use of credit. The credit card is not secured.

     The credit card is issued by a bank in South Dakota which receives a monthly fee for each card issued. The Company assumes the credit risk for the cards issued and retains the profit, if any, from the credit card business. The Company also provides cardholder services and performs collection services at its service center located in South Dakota. The Company has plans to charter its own credit card bank to issue the credit cards. However, there can be no assurance of when, if ever, the Company will be successful in obtaining the charter, which must be approved by the Office of the Comptroller of the Currency.

     The Credit Services Division had revenues of $28.0 million in 1995.

INVESTMENTS

     The Company has an Investment Committee which monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals. The largest part of the Company's portfolio is managed by an AEGON. At December 31, 1995, approximately 81% of the Company's investment portfolio of $931.3 million was invested in bonds and other debt instruments, including collateralized mortgage obligations, asset backed securities, U.S. Treasury bonds, corporate bonds and "pass-through" certificates.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investments."

REINSURANCE

     The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by the Company on one individual in the case of life insurance is $100,000. The Company uses reinsurance for its health insurance business only for limited purposes. It does not reinsure any health insurance issued or coinsured in the self-employed market and currently expects that this will continue following the consummation of the AEGON Transaction. See "-- Recent Developments."

     Reinsurance agreements are intended to limit an insurer's maximum loss. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

     Although the Company, through coinsurance, assumes risks under policies sold by UGA agents and issued by AEGON, and has occasionally used assumption reinsurance to acquire blocks of insurance from other insurers, it does not regularly assume risks of other insurance companies. See "-- Health Insurance -- Coinsurance Arrangements."

COMPETITION

     The Company operates in highly competitive industries. The Company's insurance subsidiaries compete with large national insurers, regional insurers and specialty insurers, many of which are larger and have substantially greater financial resources or higher A.M. Best ratings than the Company. In addition to claims paying ratings, insurers compete on the basis of price, breadth and flexibility of coverage, ability to attract and retain agents and the quality and level of agent and policyholder services provided. The Company's other divisions compete with financial services companies, managed care consultants, and third party administrators, among others. Many of the competitors may have greater financial resources, broader product lines or greater experience in particular lines of business. The HealthCare Solutions Division has only recently been formed and therefore competes with other companies with significantly greater experience in highly competitive markets. There can be no assurance that the HealthCare Solutions Division will be successful competing in such markets.

REGULATION

     The Company's insurance subsidiaries are subject to extensive regulation in their domiciliary states and the other states in which they do business under statutes which typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things: the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors. Federal regulations, including ERISA, also affect the manner in which the Company's insurance subsidiaries conduct their businesses.

     Many states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the controlled insurer and prior notice to, or approval by, the applicable regulator of intercorporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (e.g., 10% or more) in the insurance holding company. The Company's insurance subsidiaries are subject to such laws and the Company believes they are in compliance in all material respects with all applicable insurance holding company laws and regulations.

     Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC"), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 1995 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

     The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims divided by earned premiums. Most states in which the Company writes insurance have adopted the loss ratios recommended by the NAIC but frequently the loss ratio regulations do not apply to the types of health insurance issued by the Company. The Company is unable to predict the impact of
(i) any changes in the mandatory statutory loss ratios for individual or group policies to which the Company may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could result in a narrowing of profit margins and have a material adverse effect upon the Company. The Company has not been informed by any state that it does not meet mandated minimum ratios, and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, the Company may be required to reduce or refund premiums, which could have a material adverse effect upon the Company.

     NAIC and state insurance departments are continually re-examining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on the Company's insurance business.

     Certain of the Company's subsidiaries, and the manner in which their businesses are conducted, are also subject to regulation not directly related to the business of insurance. The marketing practices of the Credit Services Division are subject to state credit service organization laws and other consumer protection statutes. In order to continue to have government guaranteed student loans made through the Company funded or guaranteed by USAF, the Company is required to maintain its status as a qualified lender for federal student loan programs under applicable Department of Education regulation.

     Compliance with legal or regulatory restrictions may limit the ability of the Company's subsidiaries to conduct their operations. A failure to comply may subject the affected subsidiary to a loss or suspension of a right to engage in certain businesses or business practices, criminal or civil fines, an obligation to make restitution or pay refunds or other sanctions, which could adversely affect the manner in which the Company's subsidiaries conduct their businesses and the Company's results of operations.

     State and federal regulation is continually changing and the Company is unable to predict whether or when any such changes will be adopted. It is possible, however, that the adoption of such changes could adversely affect the manner in which the Company's subsidiaries conduct their business and the Company's results of operations. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Health Care Reform."

EMPLOYEES

     The Company had approximately 1,350 employees at March 1, 1996. The Company considers its employee relations to be good. UGA agents and the dedicated agents of the Company are independent contractors and are not employees of UGA or the Company.

RECENT DEVELOPMENTS

     Since the Company's inception, a substantial portion of the health insurance policies sold by UGA agents has been issued by AEGON and coinsured by the Company. Effective April 1, 1996, substantially all new health insurance policies sold by UGA will be directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON (the "AEGON Transaction"). The Company will retain 100% of the premiums and pay all of the costs of such new policies. During the transition period, UGA agents will continue to sell health insurance policies issued by AEGON and coinsured by the Company in each state where UGA sells insurance until regulatory approvals for the Company to directly issue its policies in such state are received. The Company and AEGON will maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage will be 57.5% in 1996 and 60% thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price described in the agreement.

     The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1996. However, as new health insurance policies are issued by the Company (of which the Company will retain 100%) and as health insurance policies issued by AEGON (of which the Company will have coinsured a maximum of only 60%) lapse, the Company expects premiums will increase as its share of premiums on the policies sold by UGA increases from 55% in 1995 to 100% in 2001. In 1995, health insurance policies sold by UGA and issued by AEGON produced premiums of $390.2 million of which the Company's share was 55%, or $214.6 million. There can be no assurance that the Company's premium revenues from these operations will actually achieve any specified level. As the premiums for insurance issued directly by the Company increase, the Company will be required to increase the statutory capital and surplus in its insurance subsidiaries in order to maintain the ratings it currently has from A.M. Best and other rating agencies.

     As part of the AEGON Transaction, the Company will acquire AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center for approximately $10 million. The Company will also offer employment to substantially all of the 700 employees located at the center. The Company believes that this will ensure a continuation of the quality, cost effective underwriting, claims processing and customer service expertise that has contributed to the profitability of the coinsured business.

     Under general agency agreements effective April 1, 1996, UGA will sell insurance directly issued by the Company. The agreements will be terminable by either party at any time on 15 months' written notice or immediately for cause (as defined). Commissions will be agreed upon by the parties from time to time under the agreements. UGA will agree that until such agreements are terminated, UGA will not market, and will use its reasonable efforts to prevent UGA agents from marketing, insurance products of other insurance carriers that are competitive with the Company's insurance products, unless the Company has declined to market such products.

ITEM 2. PROPERTIES

     The Company and its subsidiaries rent office space at various locations. In connection with the AEGON Transaction, the Company will acquire AEGON's insurance center located in North Richland Hills, Texas.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, the Company believes that the liability, if any, resulting from the disposition of such proceedings will not be material.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market ("NASDAQ") under the symbol UICI. The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on Nasdaq. All stock prices have been restated for periods prior to the second quarter of 1995 to reflect the four-for-one stock split effective June 1, 1995.

                                                                           HIGH           LOW
                                                                           ----           ---
FISCAL YEAR ENDING DECEMBER 31, 1994
1st Quarter..............................................................  $ 6 13/16      $ 6 1/4
2nd Quarter..............................................................    6 13/16        6 7/32
3rd Quarter..............................................................    7 15/16        6 9/16
4th Quarter..............................................................    8 1/2          7 5/8
FISCAL YEAR ENDING DECEMBER 31, 1995
1st Quarter..............................................................  $10 3/8        $ 8 9/16
2nd Quarter..............................................................   15 3/8         10 3/16
3rd Quarter..............................................................   15 5/8         12 3/8
4th Quarter..............................................................   19             14

     As of February 28, 1996, there were approximately 6,200 holders of record of Common Stock.

     The Company has not paid cash dividends on its Common Stock to date. The Company currently intends to retain all future earnings to finance continued expansion and operation of its business and subsidiaries. Any decision as to the payment of dividends to the stockholders of the Company will be made by the Company's Board of Directors and will depend upon the Company's future results of operations, financial condition, capital requirements and such other factors as the Board of Directors considers appropriate.

     In addition, dividends paid by the domestic insurance subsidiaries of the Company to the Company out of earned surplus in any year without prior approval of state regulatory authorities are limited by the laws and regulations of the state of domicile. Prior approval by state regulatory authorities is required for the payment of dividends by domestic insurance companies which exceed the limits set by the laws of the state of domicile. See Note H of the Notes to Consolidated Financial Statements included in this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1995 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------
                                                                     1995         1994        1993       1992       1991
                                                                  ----------   ----------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                                                 AND OPERATING STATISTICS)
INCOME STATEMENT DATA:
Revenues
  Premiums:
    Health......................................................  $  473,778   $  415,251   $343,743   $299,955   $267,282
    Life........................................................      38,530       36,987     24,977     11,815      8,625
  Net investment income.........................................      65,054       47,956     39,226     36,987     25,220
  Fees and other income.........................................      61,549       28,592     35,898     10,032      5,114
  Gains (losses) on sale of investments.........................       2,163       (5,840)     7,945     12,555      5,723
                                                                  ----------   ----------   --------   --------   --------
        Total revenues..........................................     641,074      522,946    451,789    371,344    311,964
  Benefits and expenses
    Benefits, claims, and settlement expenses...................     317,172      273,786    224,360    184,669    157,648
    Underwriting, acquisition and insurance expenses............     233,332      191,232    173,013    136,643    124,940
    Interest expense............................................       3,909        1,913      1,397      1,625      1,935
                                                                  ----------   ----------   --------   --------   --------
        Total benefits and expenses.............................     554,413      466,931    398,770    322,937    284,523
    Income before federal income taxes and minority interests...      86,661       56,015     53,019     48,407     27,441
    Federal income taxes........................................      29,040       18,399     17,503     16,398      9,340
                                                                  ----------   ----------   --------   --------   --------
    Income before minority interests............................      57,621       37,616     35,516     32,009     18,101
    Minority interests..........................................       4,293        1,438      2,671      4,467      1,193
                                                                  ----------   ----------   --------   --------   --------
        Net Income..............................................  $   53,328   $   36,178   $ 32,845   $ 27,542   $ 16,908
                                                                   =========    =========   ========   ========   ========
  Fully diluted net income per share(1).........................       $1.41        $0.96      $0.88      $0.79      $0.50
                                                                   =========    =========   ========   ========   ========
  Operating net income per share(1)(2)..........................       $1.37        $1.06      $0.75      $0.60      $0.40
                                                                   =========    =========   ========   ========   ========
Weighted average fully diluted shares outstanding(1)............      37,940       37,626     37,575     35,844     36,190

OPERATING DATA:
Health Ratios:
  Loss ratio(3).................................................         58%          57%        55%        55%        54%
  Expense ratio(4)..............................................         33%          36%        39%        40%        44%
                                                                  ----------   ----------   --------   --------   --------
  Combined ratio................................................         91%          93%        94%        95%        98%
                                                                   =========    =========   ========   ========   ========
Return on average equity(5).....................................       24.7%        21.2%      25.1%      33.3%      35.1%
BALANCE SHEET DATA:
Total investments and cash......................................  $  937,185   $  842,867   $727,248   $506,797   $413,816
Total assets(6).................................................   1,130,859    1,031,263    814,793    577,726    483,159
Total policy liabilities........................................     787,905      778,676    616,615    426,193    356,436
Total debt......................................................      50,381       56,155     19,500         --     37,350
Stockholders' equity............................................     248,819      170,923    154,768    110,999     59,173
Stockholders' equity per share(1)(5)............................       $6.33        $5.04      $4.09      $3.13      $2.12
STATUTORY DATA:
Statutory admitted assets.......................................  $  911,219   $  861,899   $737,519   $625,637   $422,909
Statutory capital and surplus and asset valuation reserve(7)....     168,283      135,115    108,300     93,217     66,413

---------------

(1) Share and per share amounts have been restated to reflect the effect of the June 1995 four-for-one stock split and the September 1992 two-for-one stock split.
(2) Operating net income represents net income excluding realized gains or losses on sale of investments, net of federal income taxes and minority interests.
(3) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of health premiums. Expenses relating to providing administrative services for fees are not included.
(4) The health expense ratio represents underwriting, acquisition and insurance expenses related to health insurance policies stated as a percentage of health premiums.
(5) Excludes the net unrealized investment gains or losses which is reported as a separate component of stockholders' equity. Return on average equity represents net income as a percentage of average stockholders' equity during the year.
(6) Total assets and total policy liabilities prior to 1993 have been restated to reflect the adoption of Financial Accounting Standard (FAS) 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."
(7) Includes the Asset Valuation Reserve at December 31, 1995, 1994, 1993, and 1992 and the Mandatory Securities Valuation Reserve at December 31, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

     The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; and (iii) Corporate and Other, which includes the businesses of the HealthCare Solutions Division and the Credit Services Division, invested income not allocated to the other segments, expenses relating to corporate operations, goodwill amortization, interest expense and realized gains or losses on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policyholder liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the targeted duration of the segment's policy liabilities.

     The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                        YEAR ENDED DECEMBER 31,
                                                                       -------------------------
                                                                       1995      1994      1993
                                                                       -----     -----     -----
Revenues.............................................................  100.0%    100.0%    100.0%
Benefits, claims, and settlement expenses............................   49.5      52.3      49.7
Underwriting, acquisition and insurance expenses.....................   36.4      36.6      38.3
Interest expense.....................................................    0.6       0.4       0.3
                                                                       -----     -----     -----
                                                                        86.5      89.3      88.3
Income before federal income taxes and minority interests............   13.5      10.7      11.7
Federal income taxes.................................................    4.5       3.5       3.8
                                                                       -----     -----     -----
Income before minority interests.....................................    9.0       7.2       7.9
Minority interests...................................................    0.7       0.3       0.6
                                                                       -----     -----     -----
          Net income.................................................    8.3%      6.9%      7.3%
                                                                       =====     =====     =====

CONSOLIDATED RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

     Revenues. Revenues increased to $641.1 million in 1995 from $522.9 million in 1994, an increase of $118.2 million, or 23%. The increase was a result of increases in premiums, net investment income, fees and other income and gains on sales of investments.

     Health premiums. Health premiums increased to $473.8 million in 1995 from $415.3 million in 1994, an increase of $58.5 million, or 14%. The increase was primarily due to the growth in sales of new health insurance policies and increased premiums from coinsured policies sold by UGA and issued by AEGON. In 1995, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 55% from 52.5% in 1994. During 1995, the Company also acquired a block of health insurance policies that contributed to the increase in health premiums.

     Life premiums. Life premiums increased to $38.5 million in 1995 from $37.0 million in 1994, an increase of $1.5 million, or 4%. The increase was a result of the sale of new life policies.

     Net investment income. Net investment income increased to $65.1 million in 1995 from $48.0 million in 1994, an increase of $17.1 million, or 36%. The increase was due to both an increase in invested assets and an increase in the yield on invested assets. Investments increased to $931.3 million at December 31, 1995 from $835.2 million at December 31, 1994. During 1995, the Company extended the asset portfolio duration to more closely match the Company's target duration for its policy liabilities, which contributed to a higher yield on invested assets. Market yields on short term investments were also higher in 1995 than in 1994.

     Fees and other income. Fees and other income increased to $61.5 million in 1995 from $28.6 million in 1994, an increase of $32.9 million, or 115%. The increase related primarily to the increase in Credit Services Division revenue and revenue from the companies acquired by the HealthCare Solutions Division in 1995.

     Gains (losses) on sale of investments. The Company recognized gains on sales of investments of $2.2 million in 1995 compared to losses of $5.8 million in 1994. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Gains are more likely during periods of decreasing long term interest rates, as occurred in 1995. Losses are more likely during periods of increasing long term interest rates, as occurred in 1994. In addition, due to decreasing long term interest rates in 1995, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $6.8 million at December 31, 1995 compared to net unrealized investment losses of $18.1 million at December 31, 1994.

     Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $317.2 million in 1995 from $273.8 million in 1994, an increase of $43.4 million, or 16%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 49.5% in 1995 from 52.3% in 1994, as a result of the increased revenues from the Credit Services Division and HealthCare Solutions Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

     Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $233.3 million in 1995 from $191.2 million in 1994, an increase of $42.1 million, or 22%. The increase was primarily due to the growth in premium volume and costs associated with the expanded operations of the Credit Services Division and the operations of businesses acquired by the HealthCare Solutions Division in 1995. As a percentage of revenues, these expenses remained relatively constant at 36.4% in 1995 compared to 36.6% in 1994, as the increased costs associated with Credit Services and HealthCare Solutions divisions were offset by the decrease in the health expense ratio to 33% in 1995 from 36% in 1994.

     Interest expense. Interest expense increased to $3.9 million in 1995 from $1.9 million in 1994, an increase of $2.0 million. The increase was due to the 8.75% Senior Notes issued June 22, 1994 and additional debt incurred in the financing of the credit card loans.

     Income before federal income taxes and minority interests ("operating income"). Operating income increased to $86.7 million in 1995 from $56.0 million in 1994, an increase of $30.7 million, or 55%. Operating income for each of the Company's segments and divisions was as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                                                      1995           1994
                                                                     -------       --------
                                                                     (DOLLARS IN THOUSANDS)
    Health Insurance:
      Self-Employed Health Insurance Division......................  $53,008       $41,272
      Student Health Insurance Division............................   11,448        10,663
                                                                     -------       -------
              Total Health Insurance...............................   64,456        51,935
    Life Insurance and Annuity.....................................   11,569        10,627
    Corporate and Other:
      HealthCare Solutions Division................................   (4,162)       (2,206)
      Credit Services Division.....................................    1,424        (1,154)
      Other........................................................   13,374        (3,187)
                                                                     -------       -------
              Total Corporate and Other............................   10,636        (6,547)
                                                                     -------       -------
                                                                     $86,661       $56,015
                                                                     =======       =======

     Health Insurance. Operating income for the Health Insurance segment increased to $64.5 million in 1995 from $51.9 million in 1994, an increase of $12.6 million, or 24%. This increase was due primarily to a 14% increase in health premiums and a decrease in the combined health ratio to 91% in 1995 from 93% in 1994. Operating income increased $11.8 million for the Self-Employed Health Insurance Division and $0.8 million for the Student Health Insurance Division.

     Life Insurance and Annuity. Operating income for the Life Insurance and Annuity segment increased to $11.6 million in 1995 from $10.6 million in 1994, an increase of $1.0 million, or 9%. The increase was due to an increase in premiums, an increase in net investment income allocated to life insurance and annuity products, and a decrease in administrative expenses.

     Corporate and Other. Operating income for Corporate and Other was $10.6 million in 1995 compared to a loss of $6.5 million in 1994. The HealthCare Solutions Division incurred an operating loss of $4.2 million in 1995. The loss primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. Operating income for the Credit Services Division was $1.4 million in 1995 compared to a loss of $1.2 million in 1994. The change of $2.6 million was due to the growth in new sales of the credit card program and a decrease in expenses, as a percentage of revenues. Operating income from other corporate activities was $13.4 million in 1995 compared to a loss of $3.2 million in 1994. The increase was primarily due to the increase in invested income not allocated to the other segments and gains on sale of investments. The increase was partially offset by an increase in interest expense.

CONSOLIDATED RESULTS OF OPERATIONS FOR 1994 COMPARED TO 1993

     Revenues. Revenues increased to $522.9 million in 1994 from $451.8 million in 1993, an increase of $71.1 million or 16%. The increase was a result of increases in premiums and net investment income which was partially offset by a decrease in fees and other income and losses on sales of investments in 1994 compared to gains in 1993.

     Health premiums. Health premiums increased to $415.3 million in 1994 from $343.7 million in 1993, an increase of $71.6 million, or 21%. The increase was primarily due to the growth in sales of new health insurance policies, rate increases and increased premiums from coinsured policies sold by UGA and issued by AEGON. In 1994, the coinsurance percentage on both in force and new health policies issued by AEGON increased to 52.5% from 50% in 1993.

     Life premiums. Life premiums increased to $37.0 million in 1994 from $25.0 million in 1993, an increase of $12.0 million, or 48%. The increase was primarily a result of an acquisition of a life insurance company in March 1994.

     Net investment income. Net investment income increased to $48.0 million in 1994 from $39.2 million in 1993, an increase of $8.8 million, or 22%. The increase was due to both an increase in invested assets and an increase in the yield on invested assets. Investments increased to $835.2 million at December 31, 1994 from $723.2 million at December 31, 1993, an increase of $112.0 million, or 15%.

     Fees and other income. Fees and other income decreased to $28.6 million in 1994 from $35.9 million in 1993, a decrease of $7.3 million, or 20%. The decrease was primarily a result of reduced fees for servicing a block of health insurance policies for an unrelated company.

     Gains (losses) on sale of investments. The Company recognized losses on sales of investments of $5.8 million in 1994 compared to gains of $7.9 million in 1993. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long term interest rates, as occurred in 1994. Gains are more likely during periods of decreasing long term interest rates, as occurred in 1993.

     Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $273.8 million in 1994 from $224.4 million in 1993, an increase of $49.4 million, or 22%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses increased to

52.3% in 1994 from 49.7% in 1993, primarily as a result of the increased health loss ratio which increased to 57% in 1994 from 55% in 1993.

     Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $191.2 million in 1994 from $173.0 million in 1993, an increase of $18.2 million, or 11%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 36.6% in 1994 from 38.3% in 1993 primarily due to a decrease in the health expense ratio to 36% in 1994 from 39% in 1993.

     Interest expense. Interest expense increased to $1.9 million in 1994 from $1.4 million in 1993, an increase of $0.5 million. The increase was due to the 8.75% Senior Notes issued June 22, 1994.

     Income before federal income taxes and minority interests ("operating income"). Operating income increased to $56.0 million in 1994 from $53.0 million in 1993, an increase of $3.0 million, or 6%. Operating income for each of the Company's segments and divisions was as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                  1994              1993
                                                                 -------           -------
                                                                  (DOLLARS IN THOUSANDS)
    Health Insurance:
      Self-Employed Health Insurance Division..................  $41,272           $35,878
      Student Health Insurance Division........................   10,663             5,426
                                                                 -------           -------
              Total Health Insurance...........................   51,935            41,304
    Life Insurance and Annuity.................................   10,627             7,733
    Corporate and Other:
      HealthCare Solutions Division............................   (2,206)               --
      Credit Services Division.................................   (1,154)              600
      Other....................................................   (3,187)            3,382
                                                                 -------           -------
              Total Corporate and Other........................   (6,547)            3,982
                                                                 -------           -------
                                                                 $56,015           $53,019
                                                                 =======           =======

     Health Insurance. Operating income for the Health Insurance segment increased to $51.9 million in 1994 from $41.3 million in 1993, an increase of $10.6 million, or 26%. This increase was due to a 21% increase in health premiums and a decrease in the combined health ratio to 93% in 1994 from 94% in 1993. Operating income increased $5.4 million for the Self-Employed Health Insurance Division and $5.2 million for the Student Health Insurance Division. The increase in operating income for the Student Health Insurance Division in 1994 was primarily due to the fact that 1993 was the last year that the Company paid a commission that was based on a percentage of the profits of the Student Health Insurance Division.

     Life Insurance and Annuity. Operating income for the Life Insurance and Annuity segment increased to $10.6 million in 1994 from $7.7 million in 1993, an increase of $2.9 million, or 37%. The increase was primarily due to an increase in premiums resulting from an acquisition of a life insurance company in March 1994.

     Corporate and Other. The operating loss for Corporate and Other was $6.5 million in 1994 compared to operating income of $4.0 million in 1993. The HealthCare Solutions and Credit Services Divisions did not have significant operations in 1993. The decrease was primarily due to losses on the sale of investments and partially offset by the increase in invested income not allocated to the other segments.

QUARTERLY RESULTS

     The following table sets forth consolidated results of operations for each of the Company's eight fiscal quarters in 1995 and 1994. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 QUARTER ENDED
                           -----------------------------------------------------------------------------------------
                           DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                             1995       1995        1995       1995        1994       1994        1994       1994
                           --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues.................  $177,511   $ 158,431   $154,293   $150,839    $142,364   $ 133,478   $130,093   $117,011
Benefits, claims and
  settlement expenses....    84,592      73,067     79,083     80,430      73,171      67,828     68,955     63,832
Underwriting, acquisition
  and insurance
  expenses...............    66,179      63,478     52,759     50,916      52,546      49,420     46,230     43,036
Interest expense.........     1,135         820        844      1,110         628         621        353        311
                           --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income before federal
  income taxes and
  minority interests.....    25,605      21,066     21,607     18,383      16,019      15,609     14,555      9,832
Federal income taxes.....     9,192       7,197      6,764      5,887       5,437       5,157      4,655      3,150
                           --------   ---------   --------   ---------   --------   ---------   --------   ---------
Income before minority
  interests..............    16,413      13,869     14,843     12,496      10,582      10,452      9,900      6,682
Minority interests.......     1,565       1,326      1,049        353         404         334        631         69
                           --------   ---------   --------   ---------   --------   ---------   --------   ---------
         Net income......  $ 14,848   $  12,543   $ 13,794   $ 12,143    $ 10,178   $  10,118   $  9,269   $  6,613
                           =========  =========   =========  =========   =========  =========   =========  =========
Fully diluted net income
  per share..............  $   0.39   $    0.33   $   0.37   $   0.32    $   0.27   $    0.27   $   0.25   $   0.17
                           =========  =========   =========  =========   =========  =========   =========  =========
Fully diluted operating
  net income per share...  $   0.37   $    0.35   $   0.34   $   0.31    $   0.28   $    0.27   $   0.27   $   0.24
                           =========  =========   =========  =========   =========  =========   =========  =========

HEALTH CARE REFORM

     Many proposals have been introduced in Congress and various state legislatures to reform the present health care system. Some of these proposals are specifically directed at the small group health care market, which could affect the Company's principal business. At the state level, a number of states have passed or are considering legislation that would limit the differentials in rates that carriers could charge between new business and renewal business and with respect to similar demographic groups. Legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring carriers to offer a basic plan exempt from certain mandated benefits as well as a standard plan and by establishing a mechanism to spread the risk of high risk employees to all small group carriers.

     At the federal level, several competing proposals have been introduced in Congress. One bill receiving serious current consideration is the Health Insurance Reform Act of 1995 (S. 1028), which was introduced by Senators Nancy Kassebaum and Edward Kennedy (the "Kassebaum-Kennedy bill"). The bill is scheduled to be debated in the Senate in mid-April. Among other provisions, the Kassebaum-Kennedy bill, if enacted, would build upon state initiatives by guaranteeing "group-to-individual" portability. Under the bill, any person governed by a group insurance plan for at least eighteen months would, on leaving the group plan, have the right to buy an individual policy from any insurance company selling individual health insurance policies in that person's state regardless of whether that person has a pre-existing condition. This provision, if enacted, could result in the Company insuring individuals who under the Company's current underwriting standards would not be insured by the Company, which could have a material adverse effect on the Company.

     The Company is unable to predict when or whether any federal or state proposals, or some combination thereof, will be enacted or, if enacted, the likely impact on the Company. It is possible, however, that the enactment of such health care reform legislation could materially adversely affect the Company's results of operations. The Company has ceased issuing or coinsuring insurance in the self-employed market in two states as a result of legislative developments.

ACCOUNTING

     Deferred acquisition costs. Under generally accepted accounting principles, certain policy acquisition costs may be deferred and amortized over the expected life of the policy. For all of the business in the Health Insurance segment, only the commissions and premium taxes related to the unearned premiums are deferred. This amount increased to $16.1 million at December 31, 1995 from $14.1 million at December 31, 1994, due to an increase in health insurance policies issued or coinsured. As a result of an increase in life insurance and annuity policies issued in the Life Insurance and Annuity segment, deferred acquisition costs increased to $19.6 million at December 31, 1995 from $12.6 million at December 31, 1994. The remaining deferred acquisition costs of $20.4 million at December 31, 1995 and $30.1 million at December 31, 1994 relates primarily to the cost of various blocks of insurance acquired. Amortization of the cost of insurance acquired accounts for the decrease on this portion. Deferred acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

     Claims liabilities. The Company records a claims liability for its estimate of the ultimate cost of all reported and unreported claims which are unpaid as of the end of the applicable financial reporting period. Liabilities for medical claims represent the significant majority of claims liability. The Company uses the "incurred date" method to estimate its liability rather than the "service date" method. The "service date" method estimates the liability for all medical services received by the insured prior to the end of the applicable financial reporting period. The "incurred date" method estimates the liability for all medical services related to an accident or illness incurred prior to the end of the period, even though the medical services may not be received by the insured until a later financial reporting period. The "incurred date" method is a more conservative method.

     The Company's claims liabilities are computed using the Company's own experience to estimate outstanding claims. The Company periodically tests its estimation process to monitor the degree to which the Company's method continues to properly estimate future obligations.

INCOME TAXES

     The Company's effective tax rate was 33.5% for 1995 compared to 32.9% for 1994 and 33.0% in 1993 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash for the Company are premium revenues from policies issued or coinsured, investment income and fees and other income. The primary uses of cash are payments for benefits, claims and commissions under those policies and operating expenses. Net cash provided from operations totaled approximately $84.2 million in 1995, $64.8 million in 1994, and $63.8 million in 1993. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of their pro rata share of future benefits and claims.

     The Company's invested assets increased to $931.3 million at December 31, 1995 from $835.2 million at December 31, 1994, an increase of $96.1 million. The primary sources for asset growth were increases in the funds retained for future payments of health insurance policy liabilities, cash provided by current year earnings, and the increase in market values of the fixed maturity securities held as "available for sale." The increase in market values were the direct result of decreases in long term interest rates. These sources were offset by withdrawals from investment products (primarily annuities) and the acquisition of companies relating to the HealthCare Solutions Division in 1995.

     On June 22, 1994, the Company issued its 8.75% Senior Notes Payable due June 2004 ("8.75% Senior Notes") in the aggregate amount of $27.7 million. The proceeds from the sale of the 8.75% Senior Notes were used to repay $9.0 million of bank debt and to repay the then $10.0 million of existing debt on a revolving credit note with AEGON. The balance of the proceeds were used for other general corporate purposes. Interest on the 8.75% Senior Notes is paid semi-annually. The notes do not require principal repayments until June 1, 1998 and on each June 1 thereafter in the amount of $4.0 million each until repaid.

     The Company had no outstanding balance on its revolving credit note with AEGON at December 31, 1995. The note bears interest at prime plus 0.875%. Subsequent to year end, the Company amended the note to increase the amount available on the revolving credit note to $12.0 million. Any amount outstanding will be due August 1, 2002.

     During October 1995, the Company acquired two companies related to the HealthCare Solutions Division. The acquisitions were funded with cash and the issuance of promissory notes to the former stockholders in the amount of $12.0 million due in January 1996. The promissory notes were non-interest bearing loans and were repaid in January 1996.

     During 1995, the Company borrowed $10.7 million from Mr. Jensen which was principally used to pay off the then existing indebtedness on the AEGON revolving credit note. The note is due on demand and bears interest at the prime rate. At March 21, 1996, the outstanding principal amount of the note was $2.4 million.

     During December 1995, the Company sold $51.6 million of credit card loans in two separate transactions. The sales involved an asset backed securitization in which the Company purchased participating interests totaling $16.0 million. A portion of the proceeds received by the Company was used to repay $12.0 million of promissory notes due January 1996 and for general corporate purposes including the purchase of investments. There was no gain or loss recorded as a result of these transactions.

     At December 31, 1995, the Company had approximately $546.1 million in student loan commitments outstanding of which the Company expects to fund approximately $74.0 million. These commitments will continue to come due in years 1996 through 2017. The Company estimates that approximately $6.0 million in student loans will be funded in 1996.

     The Company has commitments to fund the unused line of credit on certain credit cards and to purchase the credit card receivables related to the credit cards issued by the Credit Services Division. At December 31, 1995, the outstanding commitment for the unused line of credit was $14.5 million.

     The Company has the right and may be required by the minority stockholders to purchase certain of the shares of the minority stockholders of the insurance subsidiaries of the Company at a predetermined formula price. The formula price based on information available at December 31, 1995 was $12.5 million. Beginning in December 1996, and in December of each year thereafter, the Company may be required by the minority stockholders to purchase the remaining shares of the minority stockholders of one of the companies acquired by the Company in 1995, for the HealthCare Solutions Division, at a predetermined formula price. The formula price based on information available at December 31, 1995 was $14.5 million.

     The AEGON Transaction is to be effective April 1, 1996. There is no cost to the Company other than the purchase of the building and equipment. The purchase price is estimated to be approximately $10.0 million which will be funded by one of the insurance subsidiaries of the Company from existing funds. The increase in premiums resulting from the AEGON Transaction will require additional capital in the insurance subsidiaries to maintain the ratings of the Company's insurance subsidiaries. See "Item 1. Business -- Recent Developments."

     Reinsurance receivables decreased to $65.3 million at December 31, 1995 from $83.7 million at December 31, 1994. In 1994, the Company assumed a block of life and annuity policies which were ceded to an unrelated reinsurer. These policies were subject to a moratorium on withdrawals and surrenders at the time of purchase. A significant portion of the decrease in the reinsurance receivables relates to the surrenders and withdrawals on these policies, which were made in 1995 after the expiration of the moratorium period. There was a corresponding decrease in future policy and contract benefits.

     Goodwill increased to $15.6 million at December 31, 1995 from $3.3 million at December 31, 1994. The increase was the result of two companies acquired in October 1995 related to the HealthCare Solutions Division. The goodwill associated with these acquisitions is being amortized straight-line over 15 years.

     The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements which were developed by the National Association of Insurance Commissioners. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies' specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeds the ratios in which regulatory corrective action would be required.

     Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

INVESTMENTS

     General. The Company has an Investment Committee which monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals. The largest portion of the Company's portfolio is managed by AEGON.

     Investments are selected based upon the parameters established in the Company's investment policies. Emphasis is given to the selection of high quality, liquid securities that provide current investment returns. Maturities or liquidity characteristics of the securities are managed by continually structuring the duration of the investment portfolio to be consistent with the duration of the policy liabilities. Consistent with regulatory requirements and internal guidelines, the Company invests in a range of assets, but limits its investments in certain classes of assets, and limits its exposure to certain industries and to single issuers.

     Shown below are the Company's investments by category:

                                                          DECEMBER 31, 1995       DECEMBER 31, 1994
                                                        ---------------------   ---------------------
                                                                   % OF TOTAL              % OF TOTAL
                                                        CARRYING    CARRYING    CARRYING    CARRYING
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------   ----------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Securities available for sale --
  Fixed maturities, at fair value
     (cost: 1995 -- $743,945; 1994 -- $591,480).......  $754,473       81.0%    $562,983       67.4%
  Equity securities, at fair value
     (cost: 1995 -- $5,114; 1994 -- $4,179)...........     5,288        0.6        4,146        0.5
Guaranteed student loans..............................    12,159        1.3       20,137        2.4
Mortgage and collateral loans.........................    15,559        1.7        9,152        1.1
Policy loans..........................................    24,042        2.6       25,021        3.0
Credit card loans.....................................    36,727        3.9       51,770        6.2
Short-term investments................................    83,024        8.9      161,949       19.4
                                                        --------   ----------   --------   ----------
          Total investments...........................  $931,272      100.0%    $835,158      100.0%
                                                        ========   ========     ========   ========

     Investment accounting policies. The Company has classified its entire fixed maturity portfolio as "available for sale" which requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes and minority interests, reported as a separate component of stockholders' equity. As a result, fluctuations in interest rates will result in increases or decreases to the Company's stockholders' equity.

     At December 31, 1995, the estimated fair value of the Company's fixed maturity securities available for sale was $754.5 million or $10.6 million more than the amortized cost of $743.9 million. The ending balance of stockholders' equity at December 31, 1995 was increased by $6.8 million (net of applicable deferred income taxes and minority interests) to reflect the net unrealized gain on fixed maturity securities.

     Fixed maturity securities. Fixed maturity securities accounted for 81.0% of the Company's total investments at December 31, 1995. Fixed maturity securities consisted of the following:

                                                                       DECEMBER 31, 1995
                                                                   -------------------------
                                                                                  % OF TOTAL
                                                                   CARRYING        CARRYING
                                                                    VALUE           VALUE
                                                                   --------       ----------
                                                                    (DOLLARS IN THOUSANDS)
    U.S. Treasury and U.S. Government agency obligations.........  $130,837           17.3%
    Corporate bonds..............................................   307,342           40.8
    Mortgage-backed securities issued by U.S. Government agencies
      and authorities............................................   131,874           17.5
    Other mortgage and asset backed securities...................   184,420           24.4
                                                                   --------       ----------
                                                                   $754,473          100.0%
                                                                   ========       ========

     Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities which are rated investment grade by the public rating agencies. Also, 42% of the mortgage-backed securities are backed by U.S. Government agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% invested in the more volatile tranches, such as inverse floaters, interest only and principal only type mortgage-backed securities.

     As of December 31, 1995, $722.5 million or 95.8% of the fixed maturity securities portfolio was rated BBB or better (investment grade) and only $32.0 million or 4.2% of the fixed maturity securities portfolio were invested in below investment grade securities (less than BBB). A quality distribution for fixed maturity securities is as follows:

                                                                       DECEMBER 31, 1995
                                                                   -------------------------
                                                                                  % OF TOTAL
                                                                   CARRYING        CARRYING
    RATING                                                          VALUE           VALUE
    ------                                                         --------       ----------
                                                                    (DOLLARS IN THOUSANDS)
    U.S. Governments and AAA.....................................  $420,841           55.8%
    AA...........................................................    50,585            6.7
    A............................................................    90,478           12.0
    BBB..........................................................   160,573           21.3
    Less than BBB................................................    31,996            4.2
                                                                   --------       ----------
                                                                   $754,473          100.0%
                                                                   ========       ========

INFLATION

     Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under the major hospital insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under the catastrophic hospital expense plans, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense plans as compared to claims under major hospital coverage. As a result, trends in health care costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice.

     The annuity and universal life-type policies issued directly and assumed by the Company are significantly impacted by inflation. Interest rates affect the amount of interest that existing policyholders expect to have credited to their policies. However, the Company believes that the annuity and universal life-type policies are generally competitive with those offered by other insurance companies of similar size, and the investment portfolio is managed to minimize the effects of inflation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". Since goodwill and fixed assets represent less than 2.5% of total assets, this new standard will not have a material effect on the Company. In October 1995, the FASB, issued Statement No. 123, "Accounting For Stock-Based Compensation". The Company accounts for its stock compensation arrangements under the provision of APB 25, "Accounting For Stock Issued To Employees" and intends to continue doing so, therefore this new standard will not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1994, as amended by Form 8-KA filed with the Securities and Exchange Commission on December 19, 1994.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of March 28, 1996.

NAME                           AGE                     POSITION WITH COMPANY
----                           ---   ---------------------------------------------------------
Ronald L. Jensen.............  65    Chairman of the Board of Directors
W. Brian Harrigan............  41    President, Chief Executive Officer and Director
Richard J. Estell............  50    Executive Vice President and Director
Charles T. Prater............  44    Vice President and Director
Vernon R. Woelke.............  47    Vice President, Treasurer and Director
Robert B. Vlach..............  55    Vice President, Secretary and General Counsel
Ernest S. Auerbach...........  59    Senior Vice President
Gary L. Friedman.............  41    Director
J. Michael Jaynes............  48    Director
Richard T. Mockler...........  58    Director

     Mr. Jensen has served as Chairman of the Board of Directors of the Company and its predecessor Company since December 1983. Mr. Jensen served as President of the Company until January 1995 and for the preceding five years except for a three-month period in 1992. Mr. Jensen is a member of the Executive and Stock Option Committees of the Board of Directors. Mr. Jensen is the sole owner of UGA.

     Mr. Harrigan has served as President and Chief Executive Officer of the Company since January 1995 and as a Director since February 1995. He is a member of the Executive Committee of the Board of Directors. Mr. Harrigan has served as Chief Executive Officer of the HealthCare Solutions Division since June 1995. Mr. Harrigan has served as President of WinterBrook Holdings, Inc. since October 1993. From July 1987 until October 1993, Mr. Harrigan served as Executive Vice President of Westport Management Services, Inc. in which Mr. Jensen had an ownership interest. Mr. Harrigan has also performed services for UGA.

     Mr. Estell has served as Executive Vice President and Director of the Company since January 1989. He is a member of the Executive, Investment and Audit Committees of the Board of Directors. Mr. Estell has served as Chief Executive Officer of the Self-Employed Health Insurance Division since 1989. Mr. Estell has served as Chairman of the Board for Mid-West and MEGA and as President of MEGA since January 1989. He has served as Chairman of the Board of Chesapeake since November 1991. Mr. Estell became a director of UGA in 1996.

     Mr. Prater has served as a Vice President of the Company since 1993 and as a Director since March 1996. Mr. Prater is Chairman of the Investment Committee of the Board of Directors. Mr. Prater has been Chief Executive Officer of the Life and Annuity Division since 1988. Mr. Prater has served as Vice President of Mid-West since March 1987, Vice President of MEGA since April 1991, Director of MEGA and Mid-West since May 1990 and Vice President and Director of Chesapeake since November 1991.

     Mr. Woelke has served as a Director of the Company since January 1991 and as Vice President and Treasurer since 1985. Mr. Woelke is a member of the Executive and Investment Committees of the Board of Directors. He has served as a Director of MEGA since 1988, Vice President since April 1991 and Treasurer from April 1988 to April 1991; and as President of Mid-West since 1988 and as a Director since 1987. He has also served as a Director and Executive Vice President of Chesapeake since November 1991. Mr. Woelke has also performed services for other companies in which Mr. Jensen owns an interest.

     Mr. Vlach has served as Vice President, Secretary, and General Counsel of the Company since May 1990. Mr. Vlach has also served as Vice President, Secretary, General Counsel, and Director for MEGA and Mid-West since May 1990 and for Chesapeake since November 1991.

     Mr. Auerbach has served as Senior Vice President of the Company since September 1995 and as Chief Executive Officer of the Student Health Division since February 1996. From May 1995 until joining the

Company, he was a partner with the law firm of Soules & Wallace. He served as Senior Consultant and Senior Manager of Andersen Consulting, Mexico City, Mexico from August 1993 until April 1995. From February 1992 until May 1993, Mr. Auerbach was Director General of Seguros Azteca, Mexico City, Mexico, and from May 1991 until January 1992, served as President and Chief Executive Officer of Paperless Claims, Inc.

     Mr. Friedman has served as a Director of the Company since 1984. He is a member of the Stock Option Committee of the Board of Directors. Mr. Friedman has served as Director and Treasurer of UGA since August 1985, and as Secretary of UGA since July 1990. Since 1994, Mr. Friedman has served as a Director and Secretary of Matrix Telecom, Inc., a company in which Mr. Jensen and his adult children own a majority interest.

     Mr. Jaynes has served as a Director of the Company since January 1989. He is a member of the Audit and Stock Option Committees of the Board of Directors. Mr. Jaynes has been a sole practitioner of law in Irving, Texas since 1974.

     Mr. Mockler has served as a Director of the Company since January 1991. Mr. Mockler is a member of the Audit Committee of the Board of Directors. Mr. Mockler retired as a partner with Ernst & Young in 1989, after 27 years of service. Mr. Mockler served as a member of the Board of Directors of Georgetown Railroad Company from 1990 to 1991 and has served as a member of the Board of Directors of Georgetown Rail Equipment Company since 1994. Mr. Mockler has served as a Director of Snead Research Labs since 1995.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement to be filed in connection with the 1996 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement to be filed in connection with the 1996 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the Company's by-laws, any contract or other transaction between the Company and any director (or company in which the director is interested) is valid for all purposes if authorized by the Board, provided that the interest of such director is disclosed or known and such authorization is by a majority of directors, not including the interested director. The Board has further adopted a resolution requiring that, where Mr. Jensen is the interested director, a contract or transaction with Mr. Jensen, UGA or other company in which Mr. Jensen has a substantial ownership interest (i.e., at least 30% of the outstanding equity of such company) be approved (or retroactively ratified) by a majority of the independent directors, to the extent independent directors are then serving on the Board. For the purposes of the foregoing, a director is deemed "independent" if he or she is not an employee of the Company (or its subsidiaries) or of Mr. Jensen, UGA or other company in which Mr. Jensen has a substantial ownership interest, or any person acting, pursuant to written agreement, as an independent insurance agent or sales representative of the Company (or its subsidiaries) or any such company. While the Board attempts to review all significant transactions between Mr. Jensen and the Company, the formal Board policy on independent director approval does not apply to a contract or transaction involving payments of less than $500,000 in any twelve month period and less than $2.5 million over the life of such contract or transaction. Mr. Jensen has not voted with respect to matters in which his adult children or Onward and Upward, Inc. have an interest.

     The relationships between the Company and UGA and other companies owned by Mr. Jensen -- which comprise a part of the strategy that the Company be closely aligned with its sales forces -- were an important consideration at the time the Company was organized and remain material to the Company and its prospects. The Company believes that it has benefited from such relationships and expects that such relationships, in some form, will continue. The Company believes that the terms of the transactions described below are fair to the Company.

     UGA agents sell insurance products issued by AEGON and coinsured by the Company. Sales of such insurance accounted for 35% of the total revenues of the Company in 1995. UGA agents sell such insurance pursuant to general agency agreements between UGA and AEGON. Under an agreement dated July 7, 1985, between the Company and UGA, UGA agreed that at least 80% of the insurance policies sold by UGA (determined on the basis of premiums) would be coinsured by the Company. Historically, substantially all insurance policies sold by UGA were coinsured by the Company or issued by the Company. In 1995, UGA received $45.5 million in commissions. In 1995, through the coinsurance agreements with AEGON, the amount of these commissions received by UGA attributable to the Company was $26.1 million. UGA also markets insurance directly issued by the Company. During 1995, the Company paid commissions of $1.9 million to UGA relating to such insurance. In connection with the AEGON Transaction, under agreements effective April 1, 1996, UGA will agree to sell insurance issued directly by the Company. The agreements will be terminable by either party at any time on 15 months' written notice or immediately for cause (as defined). See "Item 1. Business -- Recent Developments."

     UGA provides customer leads to its agents, CMA agents and other agent sales forces organized by the Company. UGA will agree that it will not cease to offer customer leads to CMA agents without giving at least 180 days' prior notice. If UGA ceases to provide leads to the Company, the sales efforts of CMA's sales force could be materially adversely affected. In 1995, the Company paid UGA $4.3 million for leads.

     In November 1994, the Company extended a $10 million line of credit to Excell Agent Services, LLC ("Excell"), in which Mr. Jensen owns a majority interest. The line of credit bears interest at the rate of prime plus 2% and matures on December 31, 1997. The line of credit is collateralized by certain of Excell's tangible assets and is guaranteed by Mr. Jensen. At December 31, 1995, Excell had drawn the full $10 million on the line of credit. In 1995, the Company received $483,000 in interest income from Excell.

     The Company has an unsecured loan from Mr. Jensen in the amount of $2.4 million as of March 21, 1996 ($10.7 million at December 31, 1995), bearing interest at the prime rate of a local bank, and is due on demand.

     During 1995, the Company and UGA entered into an agreement whereby the Company receives a 20% interest in the profits or losses relating to certain lead activities of UGA. During 1995, the Company had losses of $1.6 million related to these activities. It is expected that these activities will result in a small gain during the three-year period ending December 31, 1997.

     Mr. Jensen and his adult children own a majority interest in Matrix Telecom, Inc. ("Matrix"), a telephone company. In 1995, the Company paid Matrix $686,180 for long distance telephone services.

     The adult children of Mr. Jensen own a controlling interest in Specialized Association Services, Inc. ("SAS"). In 1995, the Company paid SAS $301,470 for marketing, printing and graphic design services.

     In 1991, the Company entered into an agreement whereby it retired a portion of its outstanding convertible subordinated debentures held by Onward and Upward, Inc. ("Onward and Upward") at par and issued a warrant to purchase 357,600 shares of the Common Stock for $2.50 per share. Onward and Upward is a corporation owned by the five adult children of Mr. Jensen and is a major stockholder of the Company. During 1995, 20% of the warrants were exercised and 71,520 shares of common stock were issued for proceeds of $178,800. At December 31, 1995, there were 71,520 warrants outstanding. The remaining warrants expire on July 1, 1996.

     Onward and Upward, and the adult children of Mr. Jensen, own approximately 18.6% of Mid-West and a minority interest in certain other subsidiaries of the Company. Onward and Upward and the adult children of Mr. Jensen have the right to cause the Company, and has granted the Company a right, to purchase their ownership of the subsidiaries' stock at prices based on a predetermined formula which approximates their acquisition cost plus their pro rata share of accumulated retained earnings (or losses) from the date of their acquisition.

     On December 29, 1995, the Company securitized $26.5 million of credit card loans and Onward and Upward purchased the senior tranche for $15.0 million. This transaction was accounted for as a sale. The transaction did not result in a gain or loss for the Company. The Company purchased the remaining interest for $11.5 million.

     During 1995, the Company issued 28,947 shares of Common Stock to one of the adult children of Mr. Jensen in exchange for 80% of the outstanding common stock of Association Dental Plan, Inc. The Company also purchased the remaining 20% from an unrelated individual at the same price per share.

     During 1995, the Company issued 427,900 shares of Common Stock to W. Brian Harrigan, the President, Chief Executive Officer and Director of the Company, in exchange for 97.25% of the outstanding common stock of WinterBrook Holdings, Inc. The Company also purchased the remaining 2.75% from an unrelated individual at the same price per share.

     Mr. Harrigan has outstanding debt owed to the Company in the amount of $74,000 at December 31, 1995, which was also the largest amount of debt owed by him to the Company during 1995. The debt was incurred in connection with the purchase of restricted stock of the Company in January 1995. The debt bears interest at the prime rate of a local bank and interest is due monthly. The outstanding amount of the debt at March 1, 1996 was $59,200.

     Charles T. Prater, Vice President and Director of the Company, has outstanding debt owed to the Company in the amount of $128,000 at December 31, 1995, which was also the largest amount of debt owed by him to the Company in 1995. The debt was incurred in connection with the purchase of restricted stock of the Company. The debt bears interest at the prime rate of a local bank and interest is due monthly. The outstanding amount of the debt owed to the Company at March 1, 1996 was $58,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The following consolidated financial statements of United Insurance Companies, Inc. and subsidiaries are included in Item 8:

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Reports on Financial Statements and Financial Statement
  Schedules.............................................................................  F-2
Consolidated balance sheets -- December 31, 1995 and 1994...............................  F-4
Consolidated statements of income -- Years ended December 31, 1995, 1994, and 1993......  F-5
Consolidated statements of stockholders' equity -- Years ended December 31, 1995,
  1994,
  and 1993..............................................................................  F-6
Consolidated statements of cash flows -- Years ended December 31, 1995, 1994, and
  1993..................................................................................  F-7
Notes to consolidated financial statements..............................................  F-8

     (a) 2. Financial Statement Schedules

Schedule I     -- Summary of Investments................................................  F-28
Schedule II    -- Condensed Financial Information of Registrant December 31, 1995, 1994,
                  and 1993:
                  United Insurance Companies, Inc. (Parent Company).....................  F-29
Schedule III   -- Supplementary Insurance Information...................................  F-32
Schedule IV    -- Reinsurance...........................................................  F-33
Schedule V     -- Valuation and Qualifying Accounts.....................................  F-34

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are non-applicable and therefore have been omitted.

     (a) 3. Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 32.

     (b) Reports on Form 8-K

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED INSURANCE COMPANIES, INC.
                                                        (Registrant)

Date March 29, 1996                         By    /s/  W. BRIAN HARRIGAN
                                            ----------------------------------
                                                     W. Brian Harrigan,
                                                          President

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ----------------------------   -----------------
            /s/  RONALD L. JENSEN               Chairman of the Board and       March 29, 1996
---------------------------------------------     Director
              Ronald L. Jensen

            /s/  W. BRIAN HARRIGAN              President (Principal            March 29, 1996
---------------------------------------------     Executive Officer) and
              W. Brian Harrigan                   Director

             /s/  RICHARD J. ESTELL             Director and Executive Vice     March 29, 1996
---------------------------------------------     President
              Richard J. Estell

            /s/  J. MICHAEL JAYNES              Director                        March 29, 1996
---------------------------------------------
              J. Michael Jaynes

             /s/  RICHARD T. MOCKLER            Director                        March 29, 1996
---------------------------------------------
             Richard T. Mockler

            /s/  GARY L. FRIEDMAN               Director                        March 29, 1996
---------------------------------------------
              Gary L. Friedman

            /s/  VERNON R. WOELKE               Vice President, Treasurer       March 29, 1996
---------------------------------------------     (Principal Financial
              Vernon R. Woelke                    Officer and Principal
                                                  Accounting Officer) and
                                                  Director

           /s/  CHARLES T. PRATER               Vice President and Director     March 29, 1996
---------------------------------------------
              Charles T. Prater


 EXHIBIT                                                                              PAGE
  NUMBER                           DESCRIPTION OF EXHIBIT                            NUMBER
---------- ----------------------------------------------------------------------  ----------
  2        -- Plan of Reorganization of United Group Insurance Company, as
              subsidiary of United Group Companies, Inc. and Plan and Agreement
              of Merger of United Group Companies, Inc. into United Insurance
              Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and
              Exchange Commission on January 30, 1986 and incorporated by reference herein.
  3.1(A)   -- Certificate of Incorporation of United Insurance Companies, Inc.,
              as amended, filed as Exhibit 3.5 to the Form 10-Q dated March 31,
              1995, filed on May 12, 1995, as amended on March 28, 1996, File No.
              0-14320, and incorporated by reference herein.
  3.2(A)   -- Restated By-Laws of United Insurance Companies, Inc.
 10.1(B)   -- Reinsurance Agreement between AEGON USA Companies and UICI
              Companies effective January 1, 1995, as amended through November
              21, 1995.
 10.2      -- Agreements Relating to United Group Association Inc., filed as
              Exhibit 10-2 to the Registration Statement on Form S-18, File No.
              2-99229, filed with the Securities and Exchange Commission on July
              26, 1985 and incorporated by reference herein.
 10.3      -- Agreement for acquisition of capital stock of Mark Twain Life
              Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit
              10-4 to the Registration Statement on Form S-1, File No. 33-2998,
              filed with the Securities and Exchange Commission on January 30,
              1986 and incorporated by reference herein.
 10.3(A)   -- Assignment Agreement among Mr. Ronald L. Jensen, the Company and
              Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit
              10-4(A) to Amendment No. 1 to Registration Statement on Form S-1,
              File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
 10.4      -- Agreement for acquisition of capital stock of Mid-West National
              Life Insurance Company of Tennessee by the Company filed as Exhibit
              2 to the Report on Form 8-K of the Company, File No. 0-14320, dated
              August 15, 1986 and incorporated by reference herein.
 10.5(A)   -- Stock Purchase Agreement, dated July 1, 1986, among the Company,
              Charles E. Stuart and Stuart Holding Company, as amended July 7,
              1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and
              Amendment No. 1 to Schedule 13D, filed with the Securities and
              Exchange Commission on July 14, 1986 and incorporated by reference herein.
 10.5(B)   -- Acquisition Agreement, dated July 7, 1986 between Associated
              Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c)(2) to Statement on Schedule 14D-1 and
              Amendment No. 1 to Schedule 13D, filed with the Securities and
              Exchange Commission on July 14, 1986 and incorporated by reference herein.
 10.5(C)   -- Offer to Purchase, filed as Exhibit (a)(1) to Statement on Schedule
              14D-1 and Amendment No. 1 to Schedule 13D, filed with the
              Securities and Exchange Commission on July 14, 1986 and
              incorporated by reference herein.
 10.6      -- Agreement for acquisition of capital stock of Life Insurance
              Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and
              Exchange Commission on March 27, 1987 and incorporated by reference herein.

 EXHIBIT                                                                              PAGE
  NUMBER                           DESCRIPTION OF EXHIBIT                            NUMBER
---------- ----------------------------------------------------------------------  ----------
 10.7      -- Agreement Among Certain Stockholders of the Company, filed as
              Exhibit 10-6 to the Registration Statement on Form S-18, File No.
              2-99229, filed with the Securities and Exchange Commission on July
              26, 1985 and incorporated by reference herein.
 10.8      -- Form of Subscription Agreement for 1985 Offering, filed as Exhibit
              10-7 to the Registration Statement on Form S-1, File No. 33-2998,
              filed with the Securities and Exchange Commission on January 30,
              1986 and incorporated by reference herein.
 10.9      -- Repurchase Agreement between Life Investors Inc., UGIC, Ronald
              Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and
              incorporated by reference herein.
 10.10     -- Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance
              Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 28, 1988 and incorporated by reference herein.
 10.11     -- Acquisition and Sale-Purchase Agreements for the acquisition of
              Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 28, 1988 and incorporated by reference herein.
 10.12     -- United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and
              Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 30, 1989 and incorporated by reference herein.
 10.13     -- Amendment to the United Insurance Companies, Inc. 1987 Stock Option
              Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 30, 1989 and incorporated by reference herein.
 10.14     -- Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.14 to the
              1988 Annual Report on Form 10-K, File No. 0-14320, filed with the
              Securities and Exchange Commission on March 30, 1989 and
              incorporated by reference herein.
 10.15     -- Amendment to Stock Purchase Agreement between American Capital
              Insurance Company and United Insurance Companies, Inc., filed as
              Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No.
              0-14320, filed with the Securities and Exchange Commission on March
              30, 1989 and incorporated by reference herein.
 10.16     -- Agreement of Substitution and Assumption Reinsurance dated as of
              January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United
              Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, filed with the
              Securities and Exchange Commission on September 3, 1991 and
              incorporated by reference herein.

 EXHIBIT                                                                              PAGE
  NUMBER                           DESCRIPTION OF EXHIBIT                            NUMBER
---------- ----------------------------------------------------------------------  ----------
 10.17     -- Stock Purchase Agreement dated as of August 26, 1991 by and among
              Farm and Home Life Insurance Company, First United, Inc. and The
              MEGA Life and Health Insurance Company, filed as Exhibit 3 to
              Schedule 13D, filed with the Securities and Exchange Commission on
              September 3, 1991 and incorporated by reference herein.
 10.18     -- Stock Purchase Agreement dated as of August 26, 1991 by and among
              Farm and Home Life Insurance Company, The Chesapeake Life Insurance
              Company and Mid-West National Life Insurance Company of Tennessee,
              filed as Exhibit 4 to Schedule 13D, filed with the Securities and
              Exchange Commission on September 3, 1991 and incorporated by reference herein.
 10.19     -- Second Agreement of Modification to Agreement of Substitution and
              Assumption Reinsurance dated as of November 15, 1991 among Farm and
              Home Life Insurance Company, United Group Insurance Company, and
              the Arizona Life and Disability Insurance Guaranty Fund, filed as
              Exhibit 1 to Amendment No. 1 to Schedule 13D, filed with the
              Securities and Exchange Commission on February 5, 1992 and
              incorporated by reference herein. This agreement refers to a
              Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated
              August 26, 1991.
 10.20     -- Addendum to Agreement of Substitution and Assumption Reinsurance
              dated as of November 22, 1991 among United Group Insurance Company,
              Farm and Home Life Insurance Company, and the Arizona Life and
              Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment
              No. 1 to Schedule 13D, filed with the Securities and Exchange
              Commission on February 5, 1992 and incorporated by reference herein.
 10.21     -- Modification Agreement dated November 15, 1991 between First
              United, Inc., Underwriters National Assurance Company, and Farm and
              Home Life Insurance Company, The MEGA Life and Health Insurance
              Company, and the Insurance Commissioner of the State of Indiana,
              and filed as Exhibit 3 to Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on February 5, 1992 and
              incorporated by reference herein.
 10.22     -- Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation,
              National Organization of Life and Health Insurance Guaranty
              Associations, and The MEGA Life and Health Insurance Company, and
              filed as Exhibit 2 to the Company's Current Report on Form 8-K
              dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.23     -- Acquisition Agreement dated January 15, 1993 by and between United
              Insurance Companies, Inc. and Southern Educators Life Insurance
              Company, and filed as Exhibit 2 to the Company's Current Report on
              Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.24     -- Stock Exchange Agreement effective January 1, 1993 by and between
              Onward and Upward, Inc. and United Insurance Companies, Inc. and
              filed as Exhibit 2 to the Company's Current Report on Form 8-K
              dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.25     -- Stock Purchase Agreement by and among United Insurance Companies,
              Inc. and United Group Insurance Company and Landmark Land Company
              of Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.

 EXHIBIT                                                                              PAGE
  NUMBER                           DESCRIPTION OF EXHIBIT                            NUMBER
---------- ----------------------------------------------------------------------  ----------
 10.26     -- Private Placement Agreement dated June 1, 1994 of 8.75% Senior
              Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's Current Report on Form
              8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
 11        -- Statement re: computation of per share earnings.
 21        -- Subsidiaries of United Insurance Companies, Inc.
 23.1      -- Consent of Independent Auditors
 23.2      -- Consent of Independent Accountants
 27        -- Financial Data Schedule

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

                        UNITED INSURANCE COMPANIES, INC.

                                      AND

                                  SUBSIDIARIES

                                 DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Insurance Companies, Inc.

     We have audited the accompanying consolidated balance sheets of United Insurance Companies, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a) for the two years ended December 31, 1995. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Insurance Companies, Inc. and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the two years ended December 31, 1995, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Dallas, Texas
March 8, 1996,
  except for Note O, as to which the date is March 27, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
  United Insurance Companies, Inc.:

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of United Insurance Companies, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1993. We have also audited the financial statement schedules for the year ended December 31, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of United Insurance Companies, Inc. and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                            COOPERS & LYBRAND,
L.L.P.

Dallas, Texas
March 29, 1994

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
                                            ASSETS
Investments -- Note C
  Securities available for sale --
     Fixed maturities, at fair value (cost: 1995 -- $743,945;
      1994 -- $591,480)...............................................  $  754,473   $  562,983
     Equity securities, at fair value (cost: 1995 -- $5,114;
      1994 -- $4,179).................................................       5,288        4,146
  Guaranteed student loans............................................      12,159       20,137
  Mortgage and collateral loans.......................................      15,559        9,152
  Policy loans........................................................      24,042       25,021
  Credit card loans -- Note C.........................................      36,727       51,770
  Short-term investments..............................................      83,024      161,949
                                                                        ----------   ----------
          Total Investments...........................................     931,272      835,158
Cash..................................................................       5,913        7,709
Agents' receivables, less allowances of $2,986 in 1995 and $3,623 in
  1994................................................................       4,538        3,747
Reinsurance receivables -- Note E.....................................      65,332       83,656
Federal income taxes -- Note G........................................       4,987       14,739
Due premiums and other receivables....................................      19,256        8,691
Investment income due and accrued.....................................      11,283        8,612
Deferred acquisition costs -- Note B..................................      56,122       56,802
Goodwill -- Note B....................................................      15,564        3,307
Furniture and equipment, net..........................................      12,937        6,220
Other.................................................................       3,655        2,622
                                                                        ----------   ----------
                                                                        $1,130,859   $1,031,263
                                                                         =========    =========
                                          LIABILITIES
Policy liabilities -- Notes D and E:
  Future policy and contract benefits.................................  $  526,777   $  560,232
  Claims..............................................................     179,809      143,188
  Unearned premiums...................................................      68,099       61,740
  Other policy liabilities............................................      13,220       13,516
Other liabilities.....................................................      25,501       15,566
Short-term debt -- Note F.............................................      22,726       20,100
Long-term debt -- Note F..............................................      27,655       36,055
                                                                        ----------   ----------
                                                                           863,787      850,397
MINORITY INTERESTS....................................................      18,253        9,943
COMMITMENTS AND CONTINGENCIES -- Note I
STOCKHOLDERS' EQUITY -- Note H
  Common Stock, par value $.01 per share -- authorized 40,000,000 shares, issued and outstanding 38,220,000 shares in 1995 and authorized 10,000,000 shares, issued and outstanding 9,375,000 in
     1994.............................................................         382           94
  Additional paid-in capital..........................................      50,554       50,723
  Net unrealized investment gains (losses)............................       6,789      (18,102)
  Retained earnings...................................................     191,094      138,208
                                                                        ----------   ----------
                                                                           248,819      170,923
                                                                        ----------   ----------
                                                                        $1,130,859   $1,031,263
                                                                         =========    =========

                See notes to consolidated financial statements.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
REVENUE
  Premiums -- Note E:
     Health....................................................  $473,778   $415,251   $343,743
     Life......................................................    38,530     36,987     24,977
                                                                 --------   --------   --------
                                                                  512,308    452,238    368,720
  Net investment income -- Note C..............................    65,054     47,956     39,226
  Fees and other income........................................    61,549     28,592     35,898
  Gains (losses) on sale of investments -- Note C..............     2,163     (5,840)     7,945
                                                                 --------   --------   --------
                                                                  641,074    522,946    451,789
BENEFITS AND EXPENSES -- Note E
  Benefits, claims, and settlement expenses....................   317,172    273,786    224,360
  Underwriting, acquisition, and insurance expenses -- Note
     P.........................................................   233,332    191,232    173,013
  Interest expense.............................................     3,909      1,913      1,397
                                                                 --------   --------   --------
                                                                  554,413    466,931    398,770
                                                                 --------   --------   --------
     INCOME BEFORE FEDERAL INCOME TAXES AND MINORITY
       INTERESTS...............................................    86,661     56,015     53,019
Federal income taxes -- Note G.................................    29,040     18,399     17,503
                                                                 --------   --------   --------
     INCOME BEFORE MINORITY INTERESTS..........................    57,621     37,616     35,516
Minority Interests.............................................     4,293      1,438      2,671
                                                                 --------   --------   --------
          NET INCOME...........................................  $ 53,328   $ 36,178   $ 32,845
                                                                 ========   ========   ========
          NET INCOME PER SHARE -- Note H.......................  $   1.41   $   0.96   $   0.88
                                                                 ========   ========   ========

                See notes to consolidated financial statements.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
COMMON STOCK
  Beginning of year........................................  $     94     $     93     $     87
  Four-for-one stock split.................................       282           --           --
  Exercise of stock options................................        --            1            1
  Adjustment for business combinations.....................         6           --           --
  Purchase of minority interest............................        --           --            5
                                                             --------     --------     --------
  End of year..............................................       382           94           93
                                                             --------     --------     --------
ADDITIONAL PAID-IN CAPITAL
  Beginning of year........................................    50,723       50,650       39,305
  Purchase of minority interest............................                     --       10,509
  Restricted common stock issued...........................                     --          719
  Adjustment for business combinations.....................  71......           --           --
  Exercise of warrants.....................................       178          179          179
  Exercise of stock options................................        53           48           42
  Four-for-one stock split.................................      (282)          --           --
  Retirement of treasury stock.............................      (189)        (154)        (104)
                                                             --------     --------     --------
  End of year..............................................    50,554       50,723       50,650
                                                             --------     --------     --------
NET UNREALIZED INVESTMENT GAINS (LOSSES)
  Beginning of year........................................   (18,102)       1,995        2,422
  Change in unrealized investment gains or losses during
     the year..............................................    39,232      (31,744)      (1,507)
  Deferred income taxes....................................   (12,593)      10,278          776
  Minority interests.......................................    (1,748)       1,369          304
                                                             --------     --------     --------
  End of year..............................................     6,789      (18,102)       1,995
                                                             --------     --------     --------
RETAINED EARNINGS
  Beginning of year........................................   138,208      102,030       69,185
  Adjustment for business combinations.....................      (442)          --           --
  Net income...............................................    53,328       36,178       32,845
                                                             --------     --------     --------
  End of year..............................................   191,094      138,208      102,030
                                                             --------     --------     --------
TREASURY STOCK
  Beginning of year........................................        --           --           --
  Purchase of stock........................................      (189)        (154)        (104)
  Retirement of treasury stock.............................       189          154          104
                                                             --------     --------     --------
  End of year..............................................        --           --           --
                                                             --------     --------     --------
TOTAL STOCKHOLDERS' EQUITY.................................  $248,819     $170,923     $ 54,768
                                                             ========     ========     ========

                See notes to consolidated financial statements.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         1995        1994         1993
                                                                       ---------   ---------   -----------
OPERATING ACTIVITIES
  Net Income.........................................................  $  53,328   $  36,178   $    32,845
  Adjustments to reconcile net income to cash provided by operating activities:
    Increase in policy liabilities...................................     11,918     102,784        28,248
    Increase (decrease) in other liabilities.........................      4,933        (871)       (2,535)
    Deferred income tax benefit......................................     (3,683)     (3,073)       (2,248)
    Increase (decrease) in federal income taxes payable..............      1,435         908        (2,367)
    Decrease (increase) in accrued investment income, reinsurance
      receivables and other receivables..............................     13,654     (75,921)       13,090
    Acquisition costs deferred.......................................    (14,349)    (14,693)       (6,589)
    Amortization of deferred acquisition costs.......................     15,029      13,776         8,093
    Amortization of goodwill.........................................        544         152         1,014
    Net income attributable to minority interests....................      4,293       1,438         2,671
    (Gains) losses on sale of investments............................     (2,163)      5,840        (7,945)
    Other items, net.................................................       (690)     (1,714)         (472)
                                                                       ---------   ---------   -----------
         Cash Provided by Operations.................................     84,249      64,804        63,805
                                                                       ---------   ---------   -----------
INVESTING ACTIVITIES
  Securities available-for-sale
    Purchases........................................................   (542,362)   (508,002)   (1,652,212)
    Sales............................................................    225,988     231,852       741,552
    Maturities, calls and redemptions................................    165,284     293,309       765,981
  Credit card loans
    Purchases........................................................   (154,138)    (81,154)      (32,704)
    Repayments.......................................................    117,619      56,812         9,001
    Sales............................................................     51,562          --            --
  Other investments Purchases........................................    (17,027)    (21,055)      (19,782)
    Sales, repayments and maturities.................................     18,680      25,265       100,312
  Short-term investments-net.........................................     91,158     (82,894)      107,148
  Purchase of subsidiaries and life, health and annuity business, net of cash acquired of $3,428 and $5,635 in 1995 and 1994,
    respectively (Note B
    and P)...........................................................    (20,024)     (7,134)      (20,594)
  Minority interests purchased.......................................         --          --          (148)
  Decrease (increase) in agents' receivables.........................        959       5,619        (3,983)
                                                                       ---------   ---------   -----------
         Cash Used in Investing Activities...........................    (62,301)    (87,382)       (5,429)
                                                                       ---------   ---------   -----------
FINANCING ACTIVITIES
  Proceeds from notes payable........................................     18,091      59,655        28,500
  Repayment of notes payable.........................................    (34,600)    (23,000)      (23,000)
  Proceeds from payable to related party.............................     10,735         940            --
  Repayment of payable to related party..............................       (275)     (1,500)       (6,000)
  Deposits from investment products..................................     21,145      33,391        18,347
  Withdrawals from investment products...............................    (36,878)    (43,027)      (75,884)
  Proceeds from exercise of warrants.................................        178         179           179
  Proceeds from exercise of stock options............................         29          33            32
  Purchase of treasury stock.........................................       (189)       (154)         (104)
  Distributions to minority interests................................     (1,980)       (230)         (714)
                                                                       ---------   ---------   -----------
         Cash Provided by (Used in) Financing Activities.............    (23,744)     26,287       (58,644)
         Net Increase (Decrease) in Cash.............................     (1,796)      3,709          (268)
         Cash at Beginning of Period.................................      7,709       4,000         4,268
                                                                       ---------   ---------   -----------
         Cash at End of Period.......................................  $   5,913   $   7,709   $     4,000
                                                                       ==========  ==========  ============

                See notes to consolidated financial statements.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     The Company is a financial services company primarily engaged in the insurance business. Information on the Company's operations by segment are included in Note N to the financial statements.

     The Company's primary business, conducted by the Health Insurance segment, has been the issuance and coinsurance of health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. The Life Insurance and Annuity segment has acquired blocks of life and annuity policies from other insurers and also sells insurance products in selected niche markets.

     Principles of Consolidation: The consolidated financial statements include the accounts of United Insurance Companies, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Basis of Presentation: The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities are securities are carried at market value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes; and the exclusion of non-admitted assets for statutory purposes. (See Note H for stockholders' equity and net income as determined using statutory accounting practices.)

     Investments:  Investments are valued as follows:

          Fixed maturities consist of bonds, notes, or bills issued by governments, businesses, or other entities; mortgage and asset backed securities and similar securitized loans. All fixed maturity investments are classified as available for sale and carried at fair value.

          Equity securities consist of common and nonredeemable preferred stocks and are carried at fair value.

          Guaranteed student loans are stated at the unpaid balances, less allowance for losses. The carrying amount approximates fair value due to agreements whereby the Company's federally insured loans will be sold (see
     Note I).

          Mortgage and collateral loans are carried at unpaid balances, less allowance for losses.

          Policy loans are carried at unpaid balances.

          Credit card loans are carried at unpaid balances, less allowance for losses, which approximates fair value.

          Cash and short-term investments are carried at cost which approximates fair value.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to be permanently impaired. Unrealized investment gains or losses on securities carried at fair value, net of applicable deferred income tax and minority interests, are reported as a separate component of stockholders' equity and accordingly have no effect on net income.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

          Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

     Deferred Acquisition Costs: The costs of writing new business, principally commissions, which vary with and are directly related to the production of new business, have been deferred. The costs of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Costs associated with traditional life business are being amortized over the estimated premium-paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, was estimated using the same assumptions as were used for computing policy benefits. For universal life-type and annuity contracts, deferrable costs are amortized in proportion to the ratio of a contract's annual gross profits to total anticipated gross profits. Costs associated with health business are being amortized over the effective period for the related unearned premiums. That amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

     Furniture and Equipment: Furniture and equipment are reported at depreciated cost that is computed using an accelerated method based upon the estimated useful lives of the assets. The accumulated depreciation for furniture and equipment was $15.7 million and $5.7 million at December 31, 1995 and 1994, respectively.

     Goodwill: The excess of cost over the underlying value of the net assets of companies acquired is generally amortized on a straight-line basis over fifteen to forty years. The Company continually reevaluates the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. Adjustments, if any, are reflected in current operations.

     Future Policy and Contract Benefits and Claims: Traditional life insurance future policy benefit liabilities are computed on a net level premium method using assumptions with respect to current investment yield, mortality, withdrawal rates, and other assumptions determined to be appropriate as of the date the business was issued or purchased by the Company. Future contract benefits related to universal life-type and annuity contracts are generally based on policy account values. Claims liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liability for health claims are generally computed using the "incurred date" method. The liabilities are subject to the impact of actual payments and future changes in claim factors; as adjustments become necessary they are reflected in current operations.

     Participating Insurance Contracts: Participating life insurance policies have been issued by the Company's life insurance subsidiaries and entitle policyholders to share in the earnings of the participating policies, provided that a dividend distribution is authorized by the insurance company. Approximately 2% of the ordinary life insurance volume in force was from participating policies at December 31, 1995 and 1994. During 1995 and 1994, the Company did not issue any new participating policies. Policyholder dividends do not have a significant effect on net income.

     Recognition of Premium Revenues and Costs: Premiums on traditional life insurance are recognized as revenue when due. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs. Revenues for universal life-type and annuity contracts consist of policy and surrender charges assessed during the year. Contract benefits that

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES are charged to expense include benefit claims incurred in the period in excess of related contract balances, and interest credited to contract balances.

     Unearned Premiums: Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis.

     Reinsurance: Insurance liabilities are reported before the effects of ceding reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets rather than netted against the related insurance liabilities. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

     Federal Income Taxes: Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Such deferrals have been computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Stock Compensation: The Company accounts for its stock compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees" and intends to continue doing so.

     Earnings Per Share: Primary earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each quarterly period and for the year. A four-for-one stock split was effected on June 1, 1995 for shareholders of record as of May 22, 1995.

     Reclassification: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 financial statement presentation.

NOTE B -- ACQUISITIONS AND DISPOSITIONS

     During 1995, the Company acquired majority interest in three companies and a block of health insurance policies for $11.5 million in cash and issued $12.0 million in notes due in January 1996. The total cost to acquire these companies and block of health insurance policies was $23.5 million. Total fair value of assets acquired was $46.0 million and total fair value of liabilities assumed was $22.5 million. Two of the companies acquired accounted for the increase in goodwill during 1995. The goodwill related to these acquisitions is being amortized straight-line over 15 years. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statements of Income for the year ended December 31, 1995 include the results of operations of each acquired company from their respective dates of acquisitions. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.

     During 1995, the Company issued 617,600 shares of common stock for the acquisition of 100% of the outstanding stock of three companies, the effect of which was not material to the consolidated financial statements. The President and Chief Executive Officer of the Company owned substantially all of one of the companies acquired (see Note L).

     During 1994, the Company acquired (i) on March 31, 1994 all of the common stock of First Life Assurance Company ("FLAC") for a purchase price of $12.8 million and, (ii) a block of health insurance policies for $2.6 million. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The acquisition of FLAC and the health insurance policies purchased in 1994 consisted of the following revalued assets and liabilities at the dates acquired:

                                                                        (DOLLARS IN THOUSANDS)
    ASSETS:
      Investments.....................................................         $ 63,612
      Cost of business acquired.......................................           11,967
      Other assets....................................................            9,605
                                                                             ----------
                                                                                 85,184
                                                                             ----------
    Liabilities:
      Policy liabilities..............................................           69,239
      Other liabilities...............................................            3,176
                                                                             ----------
                                                                                 72,415
                                                                             ----------
              Net assets acquired, as revalued........................         $ 12,769
                                                                             ==========

     The Consolidated Statement of Income for the year ended December 31, 1994 includes results of operations of each acquisition from their respective date of acquisition. The following unaudited pro forma consolidated results of operations for the years ended December 31, 1994 and 1993 assumes that all the acquisitions had occurred on January 1, 1993. The pro forma financial information does not purport to be indicative of the results of operations that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results of operations.

                                                                                UNAUDITED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                             1994       1993
                                                                           --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Revenues.................................................................  $533,992   $495,248
Operating income before minority interests...............................    38,189     36,841
Minority interests.......................................................    (1,438)    (2,671)
                                                                           --------   --------
          Net Income.....................................................  $ 36,751   $ 34,170
                                                                           ========   ========
  Net income per share -- adjusted for stock split (see Note H)..........  $   0.98   $   0.91
                                                                           ========   ========

     During 1993, the Company acquired (i) acquired a block of annuity policies for a purchase price of $3.9 million and, (ii) in March 1993, all of the common stock of Southern Educators Life Insurance Company (SOED) for a purchase price of $20.6 million. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired.

     Also, in January 1993, the Company acquired under a Stock Exchange Agreement the 25% minority interest of its subsidiary, The MEGA Life and Health Insurance Company (MEGA) based on a predetermined formula price. The Company acquired the 25% minority interest in MEGA from Onward and Upward, Inc. which is a corporation owned by the five adult children of the Chairman of the Board of the Company. Onward and Upward, Inc. and the five adult children are hereinafter referred to as Onward and Upward. The purchase was completed by issuance of 2.2 million shares of the Company's common stock, adjusted for stock split (see Note
H), in exchange for the approximately $10.8 million of minority interest. As a result of the acquisition MEGA became a wholly owned subsidiary of the Company. The effect of purchase accounting relating to this transaction was insignificant.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The Consolidated Statement of Income for the year ended December 31, 1993 includes the results of operations for each of the 1993 acquisitions from their respective dates of acquisition.

  Deferred Acquisition Costs

     Included in deferred acquisition costs are the unamortized costs of writing new business and the costs of business acquired through acquisitions. The following is an analysis of the costs of business acquired:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
    Costs of business acquired:
      Beginning of year.......................................  $30,061   $26,425   $ 9,372
         Additions............................................       --    11,967    22,681
         Amortization(a)......................................   (9,647)   (8,331)   (5,628)
                                                                -------   -------   -------
      End of year.............................................   20,414    30,061    26,425
    Costs of business produced................................   35,708    26,741    17,814
                                                                -------   -------   -------
                                                                $56,122   $56,802   $44,239
                                                                =======   =======   =======

---------------

(a) The discount rate used in the amortization of the costs of business acquired ranges from 7% to 8%.

     The amortization for the next five years and thereafter for costs of business acquired is estimated to be as follows:

                                                                    (DOLLARS IN THOUSANDS)
    1996..........................................................            5,136
    1997..........................................................            4,061
    1998..........................................................            2,724
    1999..........................................................            2,136
    2000..........................................................            1,628
    2001 and thereafter...........................................            4,729
                                                                           --------
                                                                           $ 20,414
                                                                           --------
                                                                           --------

NOTE C -- INVESTMENTS

     Under the terms of various reinsurance agreements (see Note E), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $237.2 million as of December 31, 1995. In addition, at December 31, 1995, the life insurance subsidiaries had securities with a fair value of $27.6 million on deposit with insurance departments in various states.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     A summary of net investment income is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
    Fixed maturities..........................................  $47,391   $35,337   $32,268
    Equity securities.........................................      247       182        23
    Guaranteed student loans..................................    1,496     1,663     1,589
    Mortgage and collateral loans.............................    1,493       913     1,126
    Policy loans..............................................    1,388     1,428       928
    Credit card loans.........................................    7,643     4,093       499
    Short-term investments....................................    6,107     4,935     2,621
    Other investments.........................................    1,842     1,955     2,178
                                                                -------   -------   -------
                                                                 67,607    50,506    41,232
    Less investment expenses..................................   (2,553)   (2,550)   (2,006)
                                                                -------   -------   -------
                                                                $65,054   $47,956   $39,226
                                                                =======   =======   =======

     Realized gains (losses) and the change in unrealized investment gains (losses) on fixed maturity and equity security investments are summarized as follows:

                                                     GUARANTEED                    GAINS                             NET GAINS
                             FIXED        EQUITY      STUDENT        OTHER      (LOSSES) ON     TAX      MINORITY   (LOSSES) ON
                           MATURITIES   SECURITIES     LOANS      INVESTMENTS   INVESTMENTS   EFFECTS    INTEREST   INVESTMENTS
                           ----------   ----------   ----------   -----------   -----------   --------   --------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Year ended December 31:
  1995
    Realized.............   $  2,298     $    (19)     $  100       $  (216)     $   2,163    $   (638)  $  (192 )   $   1,333
    Change in
      unrealized.........     39,025          207          --            --         39,232     (12,593)   (1,748 )      24,891
                           ----------   ----------   ----------   ----------    -----------   --------   --------   -----------
        Combined.........   $ 41,323     $    188      $  100       $  (216)     $  41,395    $(13,231)  $(1,940 )   $  26,224
                           =========    =========    ==========   ==========    ===========   ========   ========   ===========
  1994
    Realized.............   $ (5,880)    $    245      $   93       $  (298)     $  (5,840)   $  1,952   $   206     $  (3,682)
    Change in
      unrealized.........    (31,389)        (355)         --            --        (31,744)     10,278     1,369       (20,097)
                           ----------   ----------   ----------   -----------   -----------   --------   --------   -----------
        Combined.........   $(37,269)    $   (110)     $   93       $  (298)     $ (37,584)   $ 12,230   $ 1,575     $ (23,779)
                           =========    =========    ==========   ==========    ===========   ========   ========   ===========
  1993
    Realized.............   $ 14,606     $ (1,331)     $ (912)      $(4,418)     $   7,945    $ (2,060)  $(1,087 )   $   4,798
    Change in
      unrealized.........     (1,258)        (249)         --            --         (1,507)        776       304          (427)
                           ----------   ----------   ----------   -----------   -----------   --------   --------   -----------
        Combined.........   $ 13,348     $ (1,580)     $ (912)      $(4,418)     $   6,438    $ (1,284)  $  (783 )   $   4,371
                           =========    =========    ==========   ==========    ===========   ========   ========   ===========

     Gross unrealized investment gains pertaining to equity securities was $787,000 and $626,000 at December 31, 1995 and 1994, respectively. Gross unrealized investment losses pertaining to equity securities was $613,000 and $659,000 at December 31, 1995 and 1994, respectively.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The amortized cost and fair value of investments in fixed maturities are as follows:

                                                                  DECEMBER 31, 1995
                                                    ----------------------------------------------
                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                      COST        GAINS        LOSSES      VALUE
                                                    ---------   ----------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
    U.S. Treasury and U.S. Government agency
      obligations.................................  $ 128,898    $  1,993     $    (54)   $130,837
    Mortgage-backed securities issued by U.S.
      Government agencies and authorities.........    129,499       2,803         (428)    131,874
    Other mortgage and asset backed securities....    182,611       2,996       (1,187)    184,420
    Other corporate bonds.........................    302,937       6,511       (2,106)    307,342
                                                    ---------   ----------   ----------   --------
              Total fixed maturities..............  $ 743,945    $ 14,303     $ (3,775)   $754,473
                                                     ========    ========     ========    ========

                                                                  DECEMBER 31, 1995
                                                    ----------------------------------------------
                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                      COST        GAINS        LOSSES      VALUE
                                                    ---------   ----------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
    U.S. Treasury and U.S. Government agency
      obligations.................................  $  48,621     $   78      $  (1,543)  $ 47,156
    Mortgage-backed securities issued by U.S.
      Government agencies and authorities.........    175,909        621         (7,534)   168,996
    Other mortgage-backed securities..............    144,760        562        (10,726)   134,596
    Other corporate bonds.........................    222,190        318        (10,273)   212,235
                                                    ---------   ----------   ----------   --------
              Total fixed maturities..............  $ 591,480     $1,579      $ (30,076)  $562,983
                                                     ========   ========       ========   ========

     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

     The amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included below based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       AMORTIZED         FAIR
MATURITY                                                                 COST           VALUE
--------                                                               ---------       --------
                                                                        (DOLLARS IN THOUSANDS)
One year or less.....................................................  $  29,928       $ 29,961
Over 1 year through 5 years..........................................    223,559        225,407
Over 5 years through 10 years........................................    113,002        116,045
Over 10 years........................................................     65,346         66,766
                                                                       ---------       --------
                                                                         431,835        438,179
Mortgage and asset backed securities.................................    312,110        316,294
                                                                       ---------       --------
          Total fixed maturities.....................................  $ 743,945       $754,473
                                                                        ========       ========

     Proceeds from the sale of investments in fixed maturities were $226.0 million, $231.9 million, and $741.6 million for 1995, 1994, and 1993, respectively. Gross gains of $4.1 million, $2.2 million, and $21.4 million and gross losses of $1.9 million, $8.1 million, and $6.8 million were realized on fixed maturity sales during 1995, 1994, and 1993, respectively.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     On December 29, 1995, the Company sold approximately $51.6 million of credit card loans to two separate trusts, one of which was a related party (see Note L), for the benefit of investors in certificates representing undivided fractional interest in the trusts. The Company purchased participating interests in each of the trusts totalling $16.0 million and has recorded these amounts as credit card loans. These transactions were accounted for as sales. No gain or loss was recognized related to these transactions.

     The fair values of the Company's equity securities, which also represent the carrying amounts, are as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995         1994
                                                                       ------       ------
                                                                      (DOLLARS IN THOUSANDS)
    Common Stocks....................................................  $2,518       $2,358
    Non-redeemable preferred stocks..................................   2,770        1,788
                                                                       ------       ------
                                                                       $5,288       $4,146
                                                                       ======       ======

     The fair value of equity securities are based on quoted market prices, where available.

     The carrying amounts and fair values of the Company's investments in mortgage, collateral and policy loans are as follows:

                                                   DECEMBER 31, 1995        DECEMBER 31, 1994
                                                  --------------------     --------------------
                                                  CARRYING      FAIR       CARRYING      FAIR
                                                   AMOUNT       VALUE       AMOUNT       VALUE
                                                  --------     -------     --------     -------
                                                 (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)


    Commercial mortgages........................  $  2,492     $ 3,763     $  4,776     $ 5,510
    Residential mortgages.......................     2,517       3,032        3,682       3,259
                                                  --------     -------     --------     -------
                                                     5,009       6,795        8,458       8,769
    Collateral loans............................    10,550      10,550          694         694
                                                  --------     -------     --------     -------
                                                  $ 15,559     $17,345     $  9,152     $ 9,463
                                                   =======     =======      =======     =======
    Policy loans................................  $ 24,042     $22,636     $ 25,021     $23,564
                                                   =======     =======      =======     =======

     The fair values for mortgage, collateral and policy loans and policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

     The carrying values for guaranteed student loans, mortgage loans, and credit card loans are net of allowances for losses. The balances of those allowances are summarized as follows:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1995        1994
                                                                        -------     ------
                                                                      (DOLLARS IN THOUSANDS)
    Mortgage loans....................................................  $   650     $  650
    Credit card loans.................................................   12,129      4,252
    Student loans.....................................................      178        196
                                                                        -------     ------
                                                                        $12,957     $5,098
                                                                        =======     ======

     The Company has an investment of $36.7 million in a fixed maturity issued by GE Capital Mortgage Services that exceeds 10% of Stockholders' Equity as of December 31, 1995.

     The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES of mortgage and asset backed securities. At December 31, 1995, the Company had a carrying amount of $316.3 million of mortgage and asset backed securities, of which, $131.9 million are government backed, $142.6 million are rated AAA, $30.1 million are rated AA, and $11.7 million are rated A by external rating agencies. At December 31, 1994, the Company had a carrying amount of $303.6 million of mortgage-backed securities, of which $168.9 million are government backed, $100.5 million are rated AAA, $28.1 million are rated AA, $6.1 million are rated A.

     Delivery and payment for U.S. Treasury obligations and mortgage-backed securities purchased on a "to be announced" (TBA) basis can take place a month or more after the date of the transaction. These securities are subject to market fluctuations during this period and it is the Company's policy to recognize, on an aggregate basis, any losses during this period as they occur and to recognize gains only when they are realized. The Company maintains cash and securities with a fair value at least equal to the amount of its TBA purchase commitments. At December 31, 1995, the TBA purchase commitments amounted to $10.7 million and had a current fair value of $10.8 million. At December 31, 1994, the TBA purchase commitments amounted to $61.8 million and had a fair value of $61.7 million. The TBA purchase commitments in excess of its fair value was recognized as a loss on sale of investments for the year ended December 31, 1994. Fair values for the TBA purchase commitments are based on quoted market prices.

NOTE D -- POLICY LIABILITIES

     Liability for future policy and contract benefits consists of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1995       1994
                                                                       --------   --------
                                                                      (DOLLARS IN THOUSANDS)
    Life.............................................................  $268,839   $271,086
    Annuity..........................................................   257,938    289,146
                                                                       --------   --------
                                                                       $526,777   $560,232
                                                                       ========   ========

     With respect to traditional life insurance, future policy benefits are computed on a net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates determined to be appropriate as of the date the business was acquired by the Company. Substantially all reserve interest assumptions range from 7% to 8%. Such liabilities are graded to equal statutory values or cash values prior to maturity.

     Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.7% and 5.5% during 1995 and 1994, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.0% to 6.8% during 1995; 4.0% to 7.4% during 1994; and 4.5% to 7.0% during 1993.

     As described in Note E, the Company assumes certain life and annuity business from subsidiaries of AEGON USA (AEGON), and uses the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.8% to 6.8% during 1995, 4.7% to 7.4% during 1994, and 5.2% to 6.5% during
1993.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the balance sheets) are as follows:

                                                     DECEMBER 31, 1995         DECEMBER 31, 1994
                                                    --------------------      ----------------------
                                                    CARRYING      FAIR        CARRYING       FAIR
                                                     AMOUNT      VALUE         AMOUNT        VALUE
                                                    --------    --------      --------      --------
                                                   (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)

    Direct annuities..............................  $127,778     $ 21,747     $158,568     $ 51,084
    Assumed annuities.............................   130,160      126,829      130,578      127,313
    Supplemental contracts without life
      contingencies...............................     4,045        4,045        4,779        4,779
                                                    --------     --------     --------     --------
                                                    $261,983     $ 52,621     $293,925     $ 83,176
                                                    ========     ========     ========     ========

     Fair values under investment-type contracts consisting of direct annuities and supplemental contracts without life contingencies are estimated using the assumption-reinsurance pricing method, based on estimating the amount of profits or losses an assuming company would realize, and then discounting those amounts at a current market interest rate. Fair values for the Company's liabilities under assumed annuity investment-type contracts are estimated using the cash surrender value of the annuity.

     Activity in the claims liability is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1995       1994       1995
                                                             --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
    Claims liability at beginning of year, net of related
      reinsurance recoverables.............................  $140,660   $114,111   $103,675
    Add:
      Acquired claims liability............................    12,585      6,145        220
      Incurred losses, net of reinsurance, occurring
         during:
         Current year......................................   332,208    280,110    214,013
         Prior years.......................................   (44,886)   (33,594)   (21,072)
                                                             --------   --------   --------
                                                              287,322    246,516    192,941
                                                             --------   --------   --------
      Deduct payments for claims, net of reinsurance,
         occurring during:
         Current year......................................   187,776    163,077    125,107
         Prior years.......................................    76,461     63,035     57,618
                                                             --------   --------   --------
                                                              264,237    226,112    182,725
                                                             --------   --------   --------
      Claims liability at end of year, net of related
         reinsurance recoverables:
         1995 -- $3,479, 1994 -- $2,528 and
           1993 -- $3,318..................................  $176,330   $140,660   $114,111
                                                             ========   ========   ========

     The above reconciliation shows a better than originally estimated development of prior years incurred losses due in part to the Company's reserving methodology which has been applied on a consistent basis from year to year.

NOTE E -- REINSURANCE

     In 1995, 1994, and 1993, approximately 50%, 54%, and 54%, respectively, of the Company's health premiums and 5% of the Company's life premiums were assumed from AEGON on business produced by United Group Association, Inc. (UGA) an agency owned by the Chairman of the Board of the Company.

     The Company assumed 55% in 1995, 52.5% in 1994 and 50% in 1993 of the health and group life business produced by UGA. The premiums, commissions, claims and premium taxes on the business are shared

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES according to the percentage assumed and the Company paid administrative expenses equal to an agreed upon percentage of premiums collected and health claims paid.

     The Company has also assumed other life and annuity policies issued by AEGON. At December 31, 1995 and 1994, the Company's portion of the life insurance in force assumed was approximately $173.0 million and $115.9 million, respectively. At December 31, 1995 and 1994, $2.6 million and $1.1 million, respectively, was due from AEGON under all reinsurance agreements.

     The Company's insurance subsidiaries, in the ordinary course of business, reinsure certain risks with other insurance companies. These arrangements provide greater diversification of risk and limit the maximum net loss potential to the Company arising from large risks. To the extent that reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains liable.

     Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Direct.............................................  $255,892     $223,695     $178,125
    Assumed............................................   276,044      245,619      199,791
    Ceded..............................................   (19,628)     (17,076)      (9,196)
                                                         --------     --------     --------
              Net Premiums.............................  $512,308     $452,238     $368,720
                                                         ========     ========     ========
    Ceded benefits, claims and settlement expenses.....  $ 13,500     $ 11,689     $  8,362
                                                         ========     ========     ========
    Life insurance in force ceded......................  $776,086     $767,580     $213,817
                                                         ========     ========     ========

NOTE F -- DEBT

     The Company's short-term and long-term debt is summarized as follows:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995      1994
                                                                         -------   -------
                                                                            (DOLLARS IN
                                                                            THOUSANDS)
    Short-term debt:
      Other notes payable..............................................  $22,726   $    --
      Bank note........................................................       --    20,000
      Current portion long-term debt...................................       --       100
                                                                         -------   -------
              Total short-term debt....................................  $22,726   $20,100
                                                                         =======   =======
    Long-term debt:
      8.75% senior notes payable.......................................  $27,655   $27,655
      AEGON revolving credit note......................................       --     8,500
                                                                         -------   -------
                                                                          27,655    36,155
      Less: current portion............................................       --      (100)
                                                                         -------   -------
              Total long-term debt.....................................  $27,655   $36,055
                                                                         =======   =======

     In October 1995 the Company acquired a majority interest in two companies (see Note B). The acquisitions were funded with existing cash and the issuance of promissory notes to the previous shareholders totalling approximately $12.0 million due in January 1996. The promissory notes were non-interest bearing loans.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     During 1995, the Company borrowed $10.7 million from the Company's Chairman of the Board which was principally used to repay the then existing indebtedness on the AEGON revolving credit note. The note bears interest at the Texas Commerce Bank prime rate and is due on demand.

     On December 29, 1994, the Company borrowed $20.0 million from a bank to finance the purchase of credit card loans. The loan, collateralized by the Company's stock of MEGA, was repaid in 1995.

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes Payable (8.75% Senior Notes) due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement, on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company will repay $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The note agreement contains restrictive covenants which include limitations of additional indebtedness as a percentage of certain defined equity amounts, disposal of subsidiaries, and of certain financial ratios. The proceeds from the sale of the 8.75% Senior Notes were used to prepay $9.0 million of bank debt and to repay the then $10.0 million of existing indebtedness on the AEGON revolving credit note. The balance of the proceeds was used for other general corporate purposes.

     The Company has a revolving credit note with AEGON bearing interest at prime plus 0.875% with a maximum line of credit of $8.4 million through July 31, 1996. The line of credit declines by $1.2 million annually through July 31, 2002. Under terms of the agreement, a percentage of the outstanding shares of the Company's stock of The Chesapeake Life Insurance Company is pledged as collateral, depending on the outstanding loan balance. There were no outstanding borrowings on the line of credit at December 31, 1995. Subsequent to year end, the Company amended the revolving credit note to increase it to $12.0 million through August 1, 2002.

     Principal payments required in each of the next five years after December 31, 1995 are as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    1996..............................................................         $ 22,726
    1997..............................................................               --
    1998..............................................................            3,951
    1999..............................................................            3,951
    2000..............................................................            3,951

     The carrying amounts of the Company's short-term debt approximate fair values.

     The fair value of the long-term debt was $29.3 million and $34.7 million at December 31, 1995 and 1994, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Total interest paid was $3.4 million, $1.9 million and $1.1 million, for 1995, 1994, and 1993, respectively.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

NOTE G -- FEDERAL INCOME TAXES

     Deferred income taxes for 1995 and 1994 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. The temporary differences that give rise to a significant portion of the deferred tax (asset) or liability at December 31, 1995 and 1994 relate to the following:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1995       1994
                                                                            -------   --------
                                                                          (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
  Deferred policy acquisition costs and costs of business acquired........  $12,125   $ 12,710
  Investment in subsidiaries..............................................    3,327      2,836
  Net unrealized investment gains.........................................    3,336         --
  Other...................................................................      927         38
                                                                            -------   --------
          Total gross deferred tax liabilities............................   19,715     15,584
                                                                            -------   --------
Deferred tax assets:
  Policy liabilities......................................................   18,549     17,681
  Allowance for losses on investments.....................................    5,508      3,822
  Operating loss carryforwards............................................    2,985      3,394
  Capital loss carryforwards..............................................    1,648      1,235
  Net unrealized investment losses........................................       --      9,257
  Other...................................................................    2,439        426
                                                                            -------   --------
          Total gross deferred tax assets.................................   31,129     35,815
     Less: Valuation allowance............................................   (4,234)    (4,734)
                                                                            -------   --------
     Net deferred tax assets..............................................   26,895     31,081
                                                                            -------   --------
     Net deferred tax asset...............................................   (7,180)   (15,497)
     Net current tax liability............................................    2,193        758
                                                                            -------   --------
     Federal income tax asset.............................................  $(4,987)  $(14,739)
                                                                            =======   ========

     The nature of the Company's deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of the Company's deferred tax assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $500,000.

     The provision for income taxes consisted of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
    Current tax expense.......................................  $32,723   $21,472   $19,751
    Deferred tax benefit......................................   (3,683)   (3,073)   (2,248)
                                                                -------   -------   -------
                                                                $29,040   $18,399   $17,503
                                                                =======   =======   =======

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The Company's effective income tax rates varied from the maximum statutory federal income tax rate as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Statutory federal income tax rate..............................  35.0%    35.0%    35.0%
    Small life insurance company deduction.........................  (1.7)    (1.9)    (4.4)
    Valuation allowance............................................  (0.6)     1.3      1.5
    Other items, net...............................................   0.8     (1.5)     0.9
                                                                     ----     ----     ----
      Effective income tax rate....................................  33.5%    32.9%    33.0%
                                                                     ====     ====     ====

     Under pre-1984 life insurance company federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account". These amounts are not taxable unless distributed to the Company or unless they exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 1995. Taxes have not been provided on this amount since the Company contemplates no action and can foresee no events that would result in such a tax on the remaining portion.

     At December 31, 1995, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $8.6 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $1.2 million in 1996, $1.1 million in 1997, $658,000 per year from 1998 through 2006, and $386,000 in 2007.

     Total federal income taxes paid were $31.3 million, $20.6 million, and $21.4 million, for 1995, 1994, and 1993, respectively.

     United Insurance Companies, Inc. and its non-life insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries are taxed as life insurance companies and all file separate federal income tax returns.

NOTE H -- STOCKHOLDERS' EQUITY

     At the Annual Meeting of Shareholders on May 8, 1995, approval for an increase in authorized shares from 10.0 million shares to 40.0 million shares was obtained and the Board of Directors of the Company declared a four-for-one stock split, in the form of a three hundred percent stock dividend. Each shareholder received three additional shares of the Company's stock for each share of the Company's stock they currently owned. The four-for-one split was distributed on June 1, 1995 to shareholders of record at the close of business on May 22, 1995. All share and per share amounts have been restated for 1994 and 1993 to reflect the stock split, except the authorized, issued and outstanding shares at December 31, 1994.

     Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note G on federal income taxes. The minimum statutory capital and surplus requirements of domestic insurance subsidiaries at December 31, 1995 was $7.3 million.

     Prior approval by statutory authorities is required for the payment of dividends by a domestic insurance company which exceed certain limitations. At December 31, 1995, the insurance companies could pay aggregate dividends to the parent company of approximately $17.2 million without prior approval of statutory authorities.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1995       1994       1993
                                                             --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
    Net income.............................................  $ 39,256   $ 33,567   $ 31,197
    Stockholders' equity...................................  $150,543   $117,956   $100,823

     The Company's domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company has no permitted statutory accounting practices. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

NOTE I -- COMMITMENTS AND CONTINGENCIES

     Off-Balance Sheet risk: The Company has commitments to purchase securities on a "to be announced" basis where delivery and payment can take place a month or more after the date of the transaction. (See Note C.)

     Various lawsuits and claims are pending against the Company and its subsidiaries. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, will not be material.

     The Company has extended a $1.0 million line of credit with an interest rate of 12%. The line is secured by an interest in premium accounts receivable. There were no amounts outstanding under this line of credit during 1995.

     The Company has commitments to fund the unused line of credit on certain credit card loans. At December 31, 1995, the outstanding commitment was $14.5 million.

     The Company has the right and may be required to purchase shares of certain minority stockholders, certain of which are related parties, based on a predetermined formula. This obligation at December 31, 1995 was approximately $12.5 million. (See Note L).

     Beginning in December of 1996, and in December of each year thereafter, the Company may be required to purchase the remaining shares of the minority shareholders of one of the subsidiary companies acquired in 1995 based on a predetermined formula price. Also, the minority shareholders of this subsidiary may require the Company to purchase all of their remaining shares based on the same predetermined formula price. The formula price based on information available at December 31, 1995 is $14.5 million.

     The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 1995 amount to $2.5 million in 1996, $2.2 million in 1995, $1.9 million in 1998, $1.3 million in 1999 and $629,000 in 2000. Rent expense amounted to $2.8 million, $1.7 million and $1.7 million for 1995, 1994, and 1993, respectively.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     The Company has an agreement whereby it services a block of life insurance policies for an unrelated company. The Company receives a fee for servicing the policies and will also participate in the profits or losses relating to the performance of the block of life insurance policies after amortization of the unrelated Company's purchase price. The Company does not anticipate losses relating to the performance of the block of life insurance policies, but if losses should occur the Company is liable for its portion.

     In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 1995, the Company has outstanding student loan commitments for the years 1996 through 2017. The interest rate on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The Company also makes available federally insured loans as a part of its arrangement with the guarantee agency. Any such loans are funded by qualified third parties. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering lapses and utilization rate are as follows:

                                                                        TOTAL      EXPECTED
                                                                      COMMITMENT   FUNDING
                                                                      ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
    1996............................................................   $ 21,854    $  6,000
    1997............................................................     40,804      10,000
    1998............................................................     61,147      11,000
    1999............................................................     77,067      12,000
    2000............................................................     86,711      11,000
    Thereafter......................................................    258,498      24,000
                                                                      ----------   --------
                                                                       $546,081    $ 74,000
                                                                      =========     =======

     Interest rates on the above commitments are as follows:

                                                                        TOTAL      EXPECTED
                                                                      COMMITMENT   FUNDING
                                                                      ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
    9.50%...........................................................   $    952    $    416
    9.75%...........................................................     69,046      10,775
    Variable (Prime plus 2%)........................................    476,083      62,809
                                                                      ----------   --------
                                                                       $546,081    $ 74,000
                                                                      =========     =======

NOTE J -- EMPLOYEE BENEFIT PLANS

     The Company has an Employee Stock Ownership Plan (ESOP) which requires the Company to contribute 3% of the participants' compensation and match one-half of participants' contributions up to 6% of the participants' compensation. Substantially all full-time employees are eligible to participate in the ESOP. Contributions by the Company for 1995, 1994, and 1993 totaled $1.1 million, $893,000, and $808,000, respectively.

     The ESOP borrowed $381,000 from the Company in 1991, at 8.75% to purchase 42,000 shares of the Company's common stock. The loan was repaid in 1995. The note receivable had an unpaid balance of $76,000 at December 31, 1994 and was secured by 33,600 shares of the Company's common stock.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

NOTE K -- STOCK OPTION PLAN AND WARRANTS

     The Company has a stock option plan which provides options on 1.6 million shares of common stock for granting to officers, key employees, and certain eligible non-employees at fair market value at the date of grant. The options vest at 20% every twelve months subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the plan are exercisable over a five year period.

     A summary of stock option transactions adjusted for stock split (see Note
H) are as follows:

                                                                 NUMBER       AVERAGE OPTION
                                                                OF SHARES   PRICE PER SHARE ($)
                                                                ---------   -------------------
    Outstanding options at January 1, 1993....................    643,200           1.46
    Granted...................................................         --
    Canceled..................................................   (217,904)          1.07
    Exercised.................................................   (225,616)          1.15
                                                                ---------
    Outstanding options at December 31, 1993..................    199,680           2.04
    Granted...................................................    400,000           7.50
    Canceled..................................................    (47,468)          1.95
    Exercised.................................................    (56,972)          1.64
                                                                ---------
    Outstanding options at December 31, 1994..................    495,240           6.51
    Granted...................................................     20,000          10.00
    Canceled..................................................   (418,561)          6.70
    Exercised.................................................    (29,439)          1.96
                                                                ---------
    Outstanding options at December 31, 1995..................     67,240           4.82
                                                                ---------
    Options Exercisable at December 31,
      1993....................................................     69,040           2.05
      1994....................................................     51,960           2.22
      1995....................................................     35,880           2.55

     During 1991, the Company entered into an agreement with Onward and Upward whereby it retired a portion of the convertible subordinated debentures at par and issued a warrant to purchase 357,600 shares of the Company's common stock for $2.50 per share, adjusted for stock split (see Note H). During 1995, 1994, and 1993, 20% of the warrants were exercised in each year and 71,520 shares of common stock were issued for proceeds of $179,000 in each year. Warrants outstanding were 71,520, 143,040, and 214,560 at December 31, 1995, 1994, and
1993, respectively. The remaining warrants expire equally on January 1, 1996 and on July 1, 1996.

NOTE L -- RELATED PARTY TRANSACTIONS

     Onward and Upward owns common stock of various subsidiaries of the Company and has granted the Company a right of first refusal to purchase its ownership interests at prices based on a predetermined formula. Onward and Upward has the right to require the Company to purchase its ownership in the subsidiaries' stock at prices based on the same predetermined formula. During 1993, the Company acquired the 25% minority interest in MEGA from Onward and Upward. (See Note B)

     The Company has issued warrants to Onward & Upward. (See Note K)

     In August 1993, the Company sold the future commissions of one of the Company's agencies to the Chairman of the Board of the Company. The purchase price of $3.6 million was based on the present value of the future commissions which was calculated using assumptions based on recent experience.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

     During 1993, the Company entered into an agreement with the Company's Chairman of the Board to participate in an interest in a start-up company which has developed a paperless claims system. Until the long-term viability of the start-up company is determined, the Company has substantially written off its investment of $4.0 million with $1.4 million, $2.2 million and $300,000 occurring in 1995, 1994 and 1993, respectively.

     During 1995, the Company issued 427,900 shares of its common stock in exchange for 97.5% of the outstanding common stock of WinterBrook Holdings, Inc. (WinterBrook) from the Company's President and Chief Executive Officer. The Company also purchased the remaining 2.75% from an unrelated individual at the same price per share.

     In November 1994, the Company extended a $10.0 million line of credit to a related company of which the Chairman of the Board of the Company has an ownership interest. The line of credit bears interest at the rate of prime plus two percent (2%) maturing December 31, 1997. The line of credit is collateralized by certain tangible assets of the related company. The line of credit is guaranteed by the Company's Chairman of the Board. At December 31, 1995, the related company had drawn the full $10.0 million on the line of credit.

     At December 31, 1995, the Company had an unsecured loan payable to the Chairman of the Board of the Company in the amount of $10.7 million, bearing interest at the prime rate of a local bank, and is due on demand.

     On December 29, 1995, the Company sold $26.5 million of credit card loans to a trust established for the benefit of investors in certificates representing undivided fractional interests in the trust. Onward & Upward purchased a $15.0 million participating interest in this trust. This transaction was accounted for as a sale. The transaction did not result in a gain or loss for the Company. The Company purchased a participating interest in the trust totaling $11.5 million.

     During 1995, the Company and UGA entered into an agreement whereby the Company receives a 20% interest in the profits or losses relating to certain lead activities of UGA. During 1995, the Company had losses of $1.6 million on these activities. It is expected that these activities will result in a small gain for the three year period ending December 31, 1997.

     UGA receives commissions from insurance subsidiaries of AEGON with respect to insurance policies that the Company coinsures. UGA received $45.5 million, $50.3 million, and $43.2 million in such commissions in 1995, 1994, and 1993, respectively. Through the coinsurance agreements with AEGON, the amount of these commissions received by UGA attributable to the Company were $26.1 million, $26.3 million, and $31.4 million in 1995, 1994, and 1993, respectively.

     UGA generates sales leads for agents and management expertise for an insurance subsidiary of the Company. The insurance subsidiary of the Company paid UGA $4.3 million and $4.7 million in 1995 and 1994, respectively.

     UGA markets products which are directly underwritten by insurance subsidiaries of the Company. The insurance subsidiaries paid commissions of $1.9 million and $894,000 to UGA in 1995 and 1994, respectively.

NOTE M -- INVESTMENT ANNUITY SEGREGATED ACCOUNTS

     The Company has deferred investment annuity policies which have segregated account assets and liabilities amounting to $210.5 million and $193.3 million at December 31, 1995 and 1994, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts from which the Company has received hold harmless agreements and indemnifications.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

NOTE N -- SEGMENT INFORMATION

     The Company's operations are classified and summarized in three industry segments. The business segments are health insurance, life insurance and annuity, and corporate and other. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the Company's reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and other income. Realized investment gains and losses and general corporate expenses are included in corporate and other. Operations which do not constitute reportable business segments have been combined with corporate and other. Depreciation expense and capital expenditures are not considered material. Financial information by industry segment for revenues, income before federal income taxes, and identifiable assets are summarized as follows:

                                                                                  LIFE
                                                                    HEALTH     INSURANCE/   CORPORATE
                                                        TOTAL      INSURANCE    ANNUITY     AND OTHER
                                                      ----------   ---------   ----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Year ended December 31, 1995
  Revenues..........................................  $  641,074   $ 495,976    $  79,038   $  66,060
  Income before federal income taxes................      86,661      64,456       11,569      10,636
  Identifiable assets*..............................   1,130,859     259,205      528,700     342,954
Year ended December 31, 1994
  Revenues..........................................  $  522,946   $ 440,432    $  72,440   $  10,074
  Income (loss) before federal income taxes.........      56,015      51,935       10,627      (6,547)
  Identifiable assets*..............................   1,031,263     217,325      561,351     252,587
Year ended December 31, 1993
  Revenues..........................................  $  451,789   $ 372,089    $  60,335   $  19,365
  Income (loss) before federal income taxes.........      53,019      41,304        7,733       3,982
  Identifiable assets*..............................     814,793     176,140      440,475     198,178

---------------

* At end of year.

NOTE O -- SUBSEQUENT EVENT

     In January 1996, the Company agreed in principle to acquire the health administrative office from PFL Life Insurance Company ("PFL"), a subsidiary of AEGON, to be effective April 1, 1996. The facility underwrites and services the majority of the health business produced by UGA. All in force business will continue to be serviced and will continue to be shared by the Company and AEGON through an existing coinsurance agreement. After a short transition period, all new business produced by UGA will be underwritten by one of the Company's subsidiaries and will not be shared with AEGON through coinsurance arrangements. The Company anticipates purchasing the building and equipment from PFL.

     On January 29, 1996, the Board of Directors approved an amendment to the Company's Certificate of Incorporation, subject to approval of stockholders, to increase the authorized shares of common stock from 40 million shares to 50 million shares and to create a class of preferred stock consisting of 10 million shares with a par value of $.01. In addition, on March 27, 1996, the Board of Directors approved issuance of up to 5.8 million shares of common stock and passed a resolution to authorize a Board Committee to approve a planned common stock offering including the price and number of shares to be offered.

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES

NOTE P -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Disclosures of non-cash investing and financing activities are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1995      1994       1993
                                                               -------   -------   --------
                                                                  (DOLLARS IN THOUSANDS)
    Exchange of Company's common stock for remaining minority
      interest of subsidiary.................................  $    --   $    --   $ 10,800
    Purchase of subsidiaries and life, annuity and health
      business:
      Fair value of assets acquired..........................   45,990    85,184    258,694
      Liabilities assumed....................................   22,538    72,415    238,100
                                                               -------   -------   --------
      Net cash paid..........................................  $23,452   $12,769   $ 20,594
                                                               =======   =======   ========

     Details of underwriting, acquisitions, and insurance expenses are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Amortization of deferred policy acquisition
      costs............................................  $ 15,029     $ 13,776     $  8,093
    Commissions........................................    93,522       89,584       82,385
    Administrative expenses............................   111,292       76,681       71,981
    Premium taxes......................................    12,945       11,038        9,540
    Amortization of goodwill...........................       544          153        1,014
                                                         --------     --------     --------
                                                         $233,332     $191,232     $173,013
                                                         ========     ========     ========

                                                                       1995
                                                  -----------------------------------------------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  --------     --------     --------     --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................  $150,839     $154,293     $158,431     $177,511
Income before federal income taxes and minority
  interests.....................................    18,383       21,607       21,066       25,605
Net income......................................    12,143       13,794       12,543       14,848
Net income per share............................  $   0.32     $   0.37     $   0.33     $   0.39

                                                                       1994
                                                  -----------------------------------------------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  --------     --------     --------     --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................  $117,011     $130,093     $133,478     $142,364
Income before federal income taxes and minority
  interests.....................................     9,832       14,555       15,609       16,019
Net income......................................     6,613        9,269       10,118       10,178
Net income per share............................  $   0.17     $   0.25     $   0.27     $   0.27

     Computation of earnings per share for each quarter are made independently of earnings per share for the year. All per share amounts have been restated for periods prior to the second quarter of 1995 to reflect the four-for-one stock split effective June 1, 1995 (see Note H).

                        UNITED INSURANCE COMPANIES, INC.
                                AND SUBSIDIARIES

   SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                                    PARTIES
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                        AMOUNT
                                                                                       AT WHICH
                                                                          FAIR       SHOWN IN THE
                   TYPE OF INVESTMENTS                       COST        VALUE       BALANCE SHEET
---------------------------------------------------------  --------     --------     -------------
Fixed Maturity Securities, available for sale:
  Bonds:
  U.S. Treasury obligations and U.S. Government agency
     obligations.........................................  $128,898     $130,837       $ 130,837
  Mortgage-backed securities issued by U.S. Government
     agencies and authorities............................   129,499      131,874         131,874
  Other mortgage and asset backed securities.............   182,611      184,420         184,420
  Other corporate bonds..................................   302,937      307,342         307,342
                                                           --------     --------        --------
          TOTAL FIXED MATURITIES.........................   743,945     $754,473         754,473
                                                                        ========
                                                           --------                     --------
Equity Securities, available for sale:
  Common stocks..........................................     2,065        2,518           2,518
  Nonredeemable preferred stocks.........................     3,049        2,770           2,770
                                                           --------     --------        --------
          TOTAL EQUITY SECURITIES........................     5,114     $  5,288           5,288
                                                                        ========
                                                           --------                     --------
Guaranteed student loans.................................    12,337                       12,159*
Mortgage and collateral loans............................    16,209                       15,559*
Policy loans.............................................    24,042                       24,042
Credit card loans........................................    48,856                       36,727*
Short-term investments...................................    83,024                       83,024
                                                           --------                     --------
          TOTAL INVESTMENTS..............................  $933,527                    $ 931,272
                                                           ========                     ========

---------------

* Differences between cost and carrying value result from certain valuation allowances and declines in value that are other than temporary.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               UNITED INSURANCE COMPANIES, INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
ASSETS:
  Investments:
     Investments and advances in subsidiaries*.........................  $242,031     $170,501
     Investment in agents' receivables.................................     5,358        4,617
     Credit card loans.................................................    36,727       51,770
     Collateral loan...................................................     2,500           --
     Short-term investments............................................    14,472        1,147
                                                                         --------     --------
          Total Investments............................................   301,088      228,035
  Cash.................................................................     1,005        1,117
  Due from related parties.............................................       578          730
  Other................................................................     2,829        1,491
                                                                         --------     --------
                                                                         $305,500     $231,373
                                                                         ========     ========
LIABILITIES:
  Accrued expenses and other liabilities...............................  $  5,845     $  2,429
  Due to related party.................................................       455          440
  Short-term debt......................................................    22,726       20,100
  Long-term debt.......................................................    27,655       36,055
  Federal income taxes payable.........................................        --        1,426
                                                                         --------     --------
                                                                           56,681       60,450
STOCKHOLDERS' EQUITY
  Common stock.........................................................       382           94
  Additional paid-in capital...........................................    50,554       50,723
  Net unrealized investment gains (losses) held by subsidiaries........     6,789      (18,102)
  Retained earnings....................................................   191,094      138,208
                                                                         --------     --------
                                                                          248,819      170,923
                                                                         --------     --------
                                                                         $305,500     $231,373
                                                                         ========     ========

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of United Insurance Companies, Inc. and Subsidiaries.

               UNITED INSURANCE COMPANIES, INC. (PARENT COMPANY)

                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
Income:
  Dividends from subsidiaries*................................  $24,586     $ 6,039     $14,215
  Service fee income..........................................       --       2,271       7,087
  Interest income.............................................    7,245       3,715       1,478
  Interest and other income from subsidiaries*................      827         829         692
  Losses on sale of investments...............................       --        (164)       (163)
  Fees and other income.......................................    9,396       2,716         791
                                                                -------     -------     -------
                                                                 42,054      15,406      24,100
                                                                -------     -------     -------
Expenses:
  General and administrative expenses.........................   18,448       7,655       2,245
  Administrative expenses to subsidiaries*....................    4,702          --          --
  Interest expense............................................    3,894       1,913       1,186
                                                                -------     -------     -------
                                                                 27,044       9,568       3,431
                                                                -------     -------     -------
          Income before equity in undistributed earnings of
            subsidiaries and federal income taxes.............   15,010       5,838      20,669
Equity in undistributed earnings of subsidiaries..............   39,033      31,553      13,746
                                                                -------     -------     -------
          Income before federal income taxes..................   54,043      37,391      34,415
Federal income taxes..........................................      715       1,213       1,570
                                                                -------     -------     -------
          Net income..........................................  $53,328     $36,178     $32,845
                                                                =======     =======     =======

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of United Insurance Companies, Inc. and Subsidiaries.

               UNITED INSURANCE COMPANIES, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1995          1994          1993
                                                           ---------     ---------     --------
OPERATING ACTIVITIES
  Net Income.............................................  $  53,328     $  36,178     $ 32,845
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Equity in undistributed earnings of subsidiaries....    (39,033)      (31,553)     (13,746)
     Losses on sale of investments.......................         --           164          163
     Decrease in amounts due from related companies......        442            22           89
     Increase in accrued expenses and other
       liabilities.......................................      3,756         1,909          284
     Deferred income taxes (benefit).....................     (2,498)       (1,923)         756
     Increase (decrease) in federal income taxes
       payable...........................................      1,057         1,536         (699)
     Other items, net....................................     (2,006)         (797)         183
                                                           ---------     ---------     --------
  Cash Provided by Operations............................     15,046         5,536       19,875
                                                           ---------     ---------     --------
INVESTING ACTIVITIES
  Purchase of subsidiaries...............................    (23,452)           --      (20,594)
  Decrease (increase) of investments in and advances to
     subsidiaries........................................     15,846        (8,673)      (1,343)
  Sale and maturity of investments.......................    156,123        65,275        4,720
  Purchase of investments................................   (156,904)     (105,958)      (6,436)
  Decrease (increase) in agents' receivables.............       (741)        7,223       (8,880)
                                                           ---------     ---------     --------
          Cash Used in Investing Activities..............     (9,128)      (42,133)     (32,533)
                                                           ---------     ---------     --------
FINANCING ACTIVITIES
  Proceeds of notes payable..............................     18,091        59,655       28,500
  Repayment of notes payable.............................    (34,600)      (23,000)      (9,000)
  Proceeds from payable to related party.................     10,735           940           --
  Repayment of payable to related party..................       (275)       (1,500)      (6,000)
  Proceeds from exercise of warrants.....................        179           179          179
  Proceeds from exercise of stock options................         29            33           32
  Purchase of treasury stock.............................       (189)         (154)        (104)
                                                           ---------     ---------     --------
          Cash Provided by (Used in) Financing
            Activities...................................     (6,030)       36,153       13,607
                                                           ---------     ---------     --------
          Increase (decrease) in Cash....................       (112)         (444)         949
          Cash at Beginning of Period....................      1,117         1,561          612
                                                           ---------     ---------     --------
          Cash at End of Period..........................  $   1,005     $   1,117     $  1,561
                                                           =========     =========     ========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of United Insurance Companies, Inc. and Subsidiaries.

                        UNITED INSURANCE COMPANIES, INC.
                                AND SUBSIDIARIES

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION




                                                                 COL. C
                                               COL. B        ----------------
                                             -----------      FUTURE POLICY
                                             DEFERRED           BENEFITS,         COL. D        COL. E
                                              POLICY             LOSSES,         --------    ------------
                                            ACQUISITION      CLAIMS, AND LOSS    UNEARNED    POLICYHOLDER
                  COL. A                       COSTS            EXPENSES         PREMIUMS        FUNDS
                  ------                    -----------     ----------------     --------     -----------
                                                                 (DOLLARS IN THOUSANDS)
December 31, 1995:
  Life insurance and annuities.............    $42,960           $514,964         $ 4,826        $  8,910
  Health insurance.........................     13,162            191,622          63,273           4,310
                                               -------           --------         -------         -------
          Total............................    $56,122           $706,586         $68,099        $ 13,220
                                               =======           ========         =======         =======
December 31, 1994:
  Life insurance and annuities.............    $42,599           $548,065         $ 2,806        $ 10,480
  Health insurance.........................     14,203            155,355          58,934           3,036
                                               -------           --------         -------         -------
          Total............................    $56,802           $703,420         $61,740        $ 13,516
                                               =======           ========         =======         =======
December 31, 1993:
  Life insurance and annuities.............    $35,199           $426,034         $   427        $ 14,014
  Health insurance.........................      9,040            130,017          46,123              --
                                               -------           --------         -------         -------
          Total............................    $44,239           $556,051         $46,550        $ 14,014
                                               =======           ========         =======         =======

                                                        COL. H
                                                   ----------------          COL. I          COL. J
                            COL. F      COL. G     BENEFITS, CLAIMS     -----------------   ---------    COL. K
                           --------   ----------     LOSSES, AND         AMORTIZATION OF      OTHER     --------
                           PREMIUM    INVESTMENT      SETTLEMENT         DEFERRED POLICY    OPERATING   PREMIUMS
                           REVENUE     INCOME*         EXPENSES         ACQUISITION COSTS   EXPENSES*   WRITTEN
                           --------   ----------   ----------------     -----------------   ---------   --------
                                                          (DOLLARS IN THOUSANDS)
1995:
  Life insurance and
     annuities...........  $ 38,530    $ 32,485        $ 44,444              $11,703        $  11,321
  Health insurance.......   473,778      14,373         272,728                3,326          155,466   $480,021
                                                                                                        ========
                           --------     -------        --------              -------         --------
          Total..........  $512,308    $ 46,858        $317,172              $15,029        $ 166,787
                           ========     =======        ========              =======         ========
1994:
  Life insurance and
     annuities...........  $ 36,987    $ 30,692        $ 37,010              $10,107        $  14,696
  Health insurance.......   415,251      10,457         236,776                3,669          148,051   $418,760
                                                                                                        ========
                           --------     -------        --------              -------         --------
          Total..........  $452,238    $ 41,149        $273,786              $13,776        $ 162,747
                           ========     =======        ========              =======         ========
1993:
  Life insurance and
     annuities...........  $ 24,977    $ 31,144        $ 35,400              $ 6,421        $  10,781
  Health insurance.......   343,743       9,011         188,961                1,672          140,153   $341,161
                                                                                                        ========
                           --------     -------        --------              -------         --------
          Total..........  $368,720    $ 40,155        $224,361              $ 8,093        $ 150,934
                           ========     =======        ========              =======         ========

---------------

* Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                        UNITED INSURANCE COMPANIES, INC.
                                AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                           PERCENTAGE
                                                                                            OF AMT.
                                     GROSS                                     NET          ASSUMED
                                     AMOUNT        CEDED       ASSUMED        AMOUNT         TO NET
                                   ----------     --------     --------     ----------     ----------
Year ended December 31, 1995
  Life insurance in force........  $3,778,008     $776,086     $635,697     $3,637,619        17.5%
                                   ==========     ========     ========     ==========        ====
  Premiums:
     Life insurance..............  $   40,558     $  8,459     $  6,431     $   38,530        16.7%
     Health insurance............     215,334       11,169      269,613        473,778        56.9%
                                   ----------     --------     --------     ----------
                                   $  255,892     $ 19,628     $276,044     $  512,308
                                   ==========     ========     ========     ==========
Year ended December 31, 1994
  Life insurance in force........  $3,717,845     $767,580     $569,482     $3,519,747        16.2%
                                   ==========     ========     ========     ==========        ====
  Premiums:
     Life insurance..............  $   40,390     $  7,707     $  4,304     $   36,987        11.6%
     Health insurance............     183,305        9,369      241,315        415,251        58.1%
                                   ----------     --------     --------     ----------
                                   $  223,695     $ 17,076     $245,619     $  452,238
                                   ==========     ========     ========     ==========
Year ended December 31, 1993
  Life insurance in force........  $2,115,327     $213,817     $613,263     $2,514,773        24.4%
                                   ==========     ========     ========     ==========        ====
  Premiums:
     Life insurance..............  $   22,588     $  1,827     $  4,216     $   24,977        16.9%
     Health insurance............     155,537        7,369      195,575        343,743        56.9%
                                   ----------     --------     --------     ----------
                                   $  178,125     $  9,196     $199,791     $  368,720
                                   ==========     ========     ========     ==========

                        UNITED INSURANCE COMPANIES, INC.
                                AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                    RECOVERIES/     DEDUCTIONS
                                       BALANCE AT     ADDITIONS       CHARGED        AMOUNTS        BALANCE
                                       BEGINNING      COST AND       TO OTHER        CHARGED       AT END OF
                                       OF PERIOD      EXPENSES       ACCOUNTS          OFF          PERIOD
                                       ----------     ---------     -----------     ----------     ---------
Allowance for losses
Year ended December 31, 1995
  Credit card receivables..........      $4,252        $16,968        $ 2,090        $(11,181)      $12,129
  Agents' receivables..............       3,623            129            175            (941)        2,986
  Mortgage loans...................         650                                                         650
  Guaranteed student loans.........         196                                           (18)          178
Year ended December 31, 1994
  Credit card receivables..........      $2,620        $ 6,837        $  (366)       $ (4,839)      $ 4,252
  Agents' receivables..............       1,997          1,422            357            (153)        3,623
  Mortgage loans...................         650                                                         650
  Guaranteed student loans.........         195             --              1              --           196
Year ended December 31, 1993
  Credit card receivables..........      $1,675        $ 2,486        $   452        $ (1,993)      $ 2,620
  Agents' receivables..............         494          1,325            178              --         1,997
  Mortgage loans...................         650                                                         650
  Guaranteed student loans.........         195             --             --              --           195

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------------
  2        -- Plan of Reorganization of United Group Insurance Company, as
              subsidiary of United Group Companies, Inc. and Plan and Agreement of
              Merger of United Group Companies, Inc. into United Insurance
              Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange
              Commission on January 30, 1986 and incorporated by reference herein.
  3.1(A)   -- Certificate of Incorporation of United Insurance Companies, Inc., as
              amended, filed as Exhibit 3.5 to the Form 10-Q dated March 31, 1995, filed on May 12, 1995, as amended on March 28, 1996, File No.
              0-14320, and incorporated by reference herein.
  3.2      -- Restated By-Laws of United Insurance Companies, Inc.
 10.1(B)   -- Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, and amended through November 21, 1995.
 10.2      -- Agreements Relating to United Group Association Inc., filed as
              Exhibit 10-2 to the Registration Statement on Form S-18, File No.
              2-99229, filed with the Securities and Exchange Commission on July
              26, 1985 and incorporated by reference herein.
 10.3      -- Agreement for acquisition of capital stock of Mark Twain Life
              Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit 10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and
              incorporated by reference herein.
 10.3(A)   -- Assignment Agreement among Mr. Ronald L. Jensen, the Company and
              Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit
              10-4(A) to Amendment No. 1 to Registration Statement on Form S-1,
              File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
 10.4      -- Agreement for acquisition of capital stock of Mid-West National Life
              Insurance Company of Tennessee by the Company filed as Exhibit 2 to the Report on Form 8-K of the Company, File No. 0-14320, dated August
              15, 1986 and incorporated by reference herein.
 10.5(A)   -- Stock Purchase Agreement, dated July 1, 1986, among the Company,
              Charles E. Stuart and Stuart Holding Company, as amended July 7,
              1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and
              Amendment No. 1 to Schedule 13D, filed with the Securities and
              Exchange Commission on July 14, 1986 and incorporated by reference herein.
 10.5(B)   -- Acquisition Agreement, dated July 7, 1986 between Associated
              Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c)(2) to Statement on Schedule 14D-1 and Amendment
              No. 1 to Schedule 13D, filed with the Securities and Exchange
              Commission on July 14, 1986 and incorporated by reference herein.
 10.5(C)   -- Offer to Purchase, filed as Exhibit (a)(1) to Statement on Schedule
              14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
 10.6      -- Agreement for acquisition of capital stock of Life Insurance Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 27, 1987 and incorporated by reference herein.

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------------
 10.7      -- Agreement Among Certain Stockholders of the Company, filed as Exhibit
              10-6 to the Registration Statement on Form S-18, File No. 2-99229,
              filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
 10.8      -- Form of Subscription Agreement for 1985 Offering, filed as Exhibit
              10-7 to the Registration Statement on Form S-1, File No. 33-2998,
              filed with the Securities and Exchange Commission on January 30, 1986
              and incorporated by reference herein.
 10.9      -- Repurchase Agreement between Life Investors Inc., UGIC, Ronald Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to
              Registration Statement on Form S-1, File No. 33-2998, filed with the
              Securities and Exchange Commission on January 30, 1986 and
              incorporated by reference herein.
 10.10     -- Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form 10-K, File
              No. 0-14320, filed with the Securities and Exchange Commission on
              March 28, 1988 and incorporated by reference herein.
 10.11     -- Acquisition and Sale-Purchase Agreements for the acquisition of
              Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form
              10-K, File No. 0-14320, filed with the Securities and Exchange
              Commission on March 28, 1988 and incorporated by reference herein.
 10.12     -- United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange
              Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File
              No. 0-14320, filed with the Securities and Exchange Commission on
              March 30, 1989 and incorporated by reference herein.
 10.13     -- Amendment to the United Insurance Companies, Inc. 1987 Stock Option
              Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form 10-K,
              File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
 10.14     -- Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.14 to the
              1988 Annual Report on Form 10-K, File No. 0-14320, filed with the
              Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
 10.15     -- Amendment to Stock Purchase Agreement between American Capital
              Insurance Company and United Insurance Companies, Inc., filed as
              Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No.
              0-14320, filed with the Securities and Exchange Commission on March
              30, 1989 and incorporated by reference herein.
 10.16     -- Agreement of Substitution and Assumption Reinsurance dated as of
              January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United
              Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, File No. 0-14320 filed with the
              Securities and Exchange Commission on September 3, 1991 and
              incorporated by reference herein.

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------------
 10.17     -- Stock Purchase Agreement dated as of August 26, 1991 by and among
              Farm and Home Life Insurance Company, First United, Inc. and The MEGA
              Life and Health Insurance Company, filed as Exhibit 3 to Schedule
              13D, File No. 0-14320 filed with the Securities and Exchange
              Commission on September 3, 1991 and incorporated by reference herein.
 10.18     -- Stock Purchase Agreement dated as of August 26, 1991 by and among
              Farm and Home Life Insurance Company, The Chesapeake Life Insurance
              Company and Mid-West National Life Insurance Company of Tennessee,
              filed as Exhibit 4 to Schedule 13D, File No. 0-14320 filed with the
              Securities and Exchange Commission on September 3, 1991 and
              incorporated by reference herein.
 10.19     -- Second Agreement of Modification to Agreement of Substitution and
              Assumption Reinsurance dated as of November 15, 1991 among Farm and
              Home Life Insurance Company, United Group Insurance Company, and the
              Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit
              1 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the
              Securities and Exchange Commission on February 5, 1992 and
              incorporated by reference herein. This agreement refers to a
              Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated
              August 26, 1991.
 10.20     -- Addendum to Agreement of Substitution and Assumption Reinsurance
              dated as of November 22, 1991 among United Group Insurance Company,
              Farm and Home Life Insurance Company, and the Arizona Life and
              Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment
              No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and
              Exchange Commission on February 5, 1992 and incorporated by reference herein.
 10.21     -- Modification Agreement dated November 15, 1991 between First United,
              Inc., Underwriters National Assurance Company, and Farm and Home Life
              Insurance Company, The MEGA Life and Health Insurance Company, and
              the Insurance Commissioner of the State of Indiana, and filed as
              Exhibit 3 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and
              incorporated by reference herein.
 10.22     -- Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation,
              National Organization of Life and Health Insurance Guaranty
              Associations, and The MEGA Life and Health Insurance Company, and
              filed as Exhibit 2 to the Company's Current Report on Form 8-K dated
              March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.23     -- Acquisition Agreement dated January 15, 1993 by and between United
              Insurance Companies, Inc. and Southern Educators Life Insurance
              Company, and filed as Exhibit 2 to the Company's Current Report on
              Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.24     -- Stock Exchange Agreement effective January 1, 1993 by and between
              Onward and Upward, Inc. and United Insurance Companies, Inc. and
              filed as Exhibit 2 to the Company's Current Report on Form 8-K dated
              March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
 10.25     -- Stock Purchase Agreement by and among United Insurance Companies,
              Inc. and United Group Insurance Company and Landmark Land Company of
              Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to
              Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.

  EXHIBIT
  NUMBER                            DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------------
 10.26     -- Private Placement Agreement dated June 1, 1994 of 8.75% Senior Notes
              Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's Current Report on Form 8-K
              dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
 11        -- Statement re: computation of per share earnings.
 21        -- Subsidiaries of United Insurance Companies, Inc.
 23.1      -- Consent of Independent Auditors
 23.2      -- Consent of Independent Accountants
 27        -- Financial Data Schedule