Form 10-Q
period 1996-03-31
UNITED INSURANCE COMPANIES INC
filed 1996-05-15
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        From the transition period from              to
                                        ------------    ------------

                        Commission File Number   0-14320


                       UNITED INSURANCE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                       75-2044750
- ----------------------------------              --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


4001 McEwen, Suite 200, Dallas, Texas                        75244
- ------------------------------------------      --------------------------------
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code  (214) 960-8497
                                                   -----------------------------

                                Not Applicable
- --------------------------------------------------------------------------------

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
                                               ----   ----



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--43,438,745 shares as of May 1, 1996.

                                     INDEX

               UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES


                                                                                                                     Page
                                                                                                                     ----

PART I.      FINANCIAL INFORMATION
- ----------------------------------
             Consolidated condensed balance sheets-March 31, 1996 and
             December 31, 1995                                                                                          3

             Consolidated condensed statements of income-Three months ended
             March 31, 1996 and 1995                                                                                    4

             Consolidated condensed statements of cash flows-Three months ended March 31, 1996 and 1995                 5

             Notes to consolidated condensed financial statements-March 31, 1996                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                      8


PART II.     OTHER INFORMATION
- --------     -----------------

Item 4.      Submission of Matters to a Vote of Security Holders                                                       13
             ---------------------------------------------------

Item 6.      Exhibits and Reports on Form 8-K                                                                          14
             --------------------------------

             SIGNATURES                                                                                                15
             ----------

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                               March 31,          December 31,
                                                                                  1996                1995
                                                                              (Unaudited)            (Note)
                                                                              -----------         ------------
ASSETS
  Investments:
     Securities available for sale--
        Fixed maturities, at fair value
           (cost:  1996--$737,862; 1995--$743,945)  . . . . . . . . . . .     $   733,447         $   754,473
        Equity securities, at fair value
           (cost:  1996--$9,029; 1995--$5,114)  . . . . . . . . . . . . .           9,360               5,288
     Guaranteed student loans . . . . . . . . . . . . . . . . . . . . . .          12,763              12,159
     Mortgage and collateral loans  . . . . . . . . . . . . . . . . . . .          14,774              15,559
     Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,867              24,042
     Credit card loans  . . . . . . . . . . . . . . . . . . . . . . . . .          39,578              36,727
     Short-term investments . . . . . . . . . . . . . . . . . . . . . . .          86,878              83,024
                                                                              -----------         -----------
          Total investments   . . . . . . . . . . . . . . . . . . . . . .         920,667             931,272
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,436               5,913
  Agents' receivables   . . . . . . . . . . . . . . . . . . . . . . . . .           5,612               4,538
  Reinsurance receivables   . . . . . . . . . . . . . . . . . . . . . . .          61,277              65,332
  Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           1,958               4,987
  Due premiums and other receivables  . . . . . . . . . . . . . . . . . .          19,571              19,256
  Investment income due and accrued   . . . . . . . . . . . . . . . . . .          10,915              11,283
  Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . .          57,960              56,122
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,316              15,564
  Furniture and equipment, net  . . . . . . . . . . . . . . . . . . . . .          13,940              12,937
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,915               3,655
                                                                              -----------         -----------
                                                                              $ 1,117,567         $ 1,130,859
                                                                              ===========         ===========

LIABILITIES
  Policy liabilities:
     Future policy and contract benefits  . . . . . . . . . . . . . . . .     $   515,846         $   526,777
     Claims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         183,583             179,809
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . .          70,492              68,099
     Other policy liabilities . . . . . . . . . . . . . . . . . . . . . .          12,717              13,220
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .          25,050              25,501
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,735              22,726
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,905              27,655
                                                                              -----------         -----------
                                                                                  844,328             863,787

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,494              18,253

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share  . . . . . . . . . . . . . . . .             383                 382
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          50,594              50,554
  Net unrealized investment gains (losses)  . . . . . . . . . . . . . . .          (2,548)              6,789
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .         206,316             191,094
                                                                              -----------         -----------
                                                                                  254,745             248,819
                                                                              -----------         -----------
                                                                              $ 1,117,567         $ 1,130,859
                                                                              ===========         ===========


NOTE:    The balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1996               1995
                                                                               ----------         ----------
REVENUES
  Accident and health premiums  . . . . . . . . . . . . . . . . . . . . .      $  121,671         $  117,295
  Life premiums and other considerations  . . . . . . . . . . . . . . . .          11,489             10,001
  Net investment income   . . . . . . . . . . . . . . . . . . . . . . . .          16,019             15,950
  Fees and other income   . . . . . . . . . . . . . . . . . . . . . . . .          21,545              6,803
  Gains on sale of investments  . . . . . . . . . . . . . . . . . . . . .             892                790
                                                                               ----------         ----------
                                                                                  171,616            150,839

BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses   . . . . . . . . . . . . . .          82,895             80,430
  Underwriting, acquisition, and insurance expenses   . . . . . . . . . .          62,995             50,916
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .             668              1,110
                                                                               ----------         ----------
                                                                                  146,558            132,456

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS . . . . . . . . . . . . . . . . . . . . . . .          25,058             18,383
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           8,231              5,887
                                                                               ----------         ----------
     INCOME BEFORE MINORITY INTERESTS . . . . . . . . . . . . . . . . . .          16,827             12,496

Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,605                353
                                                                               ----------         ----------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   15,222         $   12,143
                                                                               ==========         ==========



     NET INCOME PER SHARE (Note B)  . . . . . . . . . . . . . . . . . . .      $     0.40         $     0.32
                                                                               ==========         ==========




See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1996               1995
                                                                              -----------         -----------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    15,222         $    12,143
  Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in policy liabilities . . . . . . . . . . . . . . . . . . .             102               4,335
     Decrease in other liabilities  . . . . . . . . . . . . . . . . . . .            (450)             (1,169)
     Decrease in federal income taxes receivable  . . . . . . . . . . . .           7,575               2,298
     Increase in deferred acquisition costs . . . . . . . . . . . . . . .          (1,838)               (516)
     Decrease in accrued investment income
        and reinsurance and other receivables   . . . . . . . . . . . . .           4,107               1,824
     Net income attributable to minority interests  . . . . . . . . . . .           1,605                 353
     Gains on sale of investments . . . . . . . . . . . . . . . . . . . .            (892)               (790)
     Other items, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (819)                 (5)
                                                                              -----------         -----------

        Cash Provided by Operations   . . . . . . . . . . . . . . . . . .          24,612              18,473
                                                                              -----------         -----------

INVESTING ACTIVITIES
  Increase in investments   . . . . . . . . . . . . . . . . . . . . . . .          (3,289)             (1,407)
  (Increase) decrease in agents' receivables  . . . . . . . . . . . . . .          (1,074)                684
                                                                              -----------         -----------

        Cash Used in Investing Activities   . . . . . . . . . . . . . . .          (4,363)               (723)
                                                                              -----------         -----------

FINANCING ACTIVITIES
  Deposits from investment products   . . . . . . . . . . . . . . . . . .           6,023               3,043
  Withdrawals from investment products  . . . . . . . . . . . . . . . . .         (11,392)             (8,459)
  Proceeds from debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           7,250               1,100
  Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,991)            (20,000)
  Repayment of payable to related party   . . . . . . . . . . . . . . . .             --                 (117)
  Proceeds from exercise of warrants  . . . . . . . . . . . . . . . . . .              89                  89
  Proceeds from exercise of stock options   . . . . . . . . . . . . . . .             --                    6
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .             (64)                (26)
  Distributions to minority interests   . . . . . . . . . . . . . . . . .            (641)                 --
                                                                              -----------         -----------
        Cash Used in Financing Activities . . . . . . . . . . . . . . . .         (19,726)            (24,364)
                                                                              -----------         -----------
        Net Increase (Decrease) in Cash   . . . . . . . . . . . . . . . .             523              (6,614)
        Net Cash at Beginning of Period   . . . . . . . . . . . . . . . .           5,913               7,709
                                                                              -----------         -----------

        Cash at End of Period   . . . . . . . . . . . . . . . . . . . . .     $     6,436         $     1,095
                                                                              ===========         ===========



See notes to consolidated condensed financial statements.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for United Insurance Companies, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for
a fair presentation have been included.   Operating results for the three-month
period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 financial statement.


NOTE B--STOCKHOLDERS' EQUITY

Prior period per share amount has been restated to reflect the effect of the four-for-one stock split effective June 1, 1995.


NOTE C--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

Effective January 1, 1996, the Company has adopted two new Statement of Financial Accounting Standards (SFAS). Implementation did not have a material effect on the Company's financial statements.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for its stock compensation arrangements under the provision of APB-25, "Accounting for Stock Issued to Employees" therefore this standard did not have a material impact on the Company.

UNITED INSURANCE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE D--SUBSEQUENT EVENTS

On April 1, 1996, the Company completed a transaction where substantially all new health insurance policies sold by United Group Association, Inc. ("UGA"), which is wholly-owned by the Company's Chairman, will be directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON USA, Inc. (the "AEGON Transaction"). The Company acquired AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center building and equipment for $10.0 million. The Company and AEGON will maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 57.5% in 1996 and 60% thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price set in the agreement.

The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1996. However, as new health insurance policies are issued by the Company (of which the Company will retain 100%) and as health insurance policies issued by AEGON (of which the Company will have coinsured a maximum of only 60%) lapse, the Company expects premiums will increase as its share of premiums on the policies sold by UGA increases from 57.5% in 1996 to 100% in 2001.

At the Annual Meeting of Stockholders on April 16, 1996, approval for an increase in authorized shares of common stock with a par value of $.01 from 40,000,000 shares to 50,000,000 shares was obtained in order to facilitate the public offering of 5,175,000 shares of common stock at $20.50 per share, completed on May 1, 1996. After completion of the public offering the Company increased its common stock outstanding to 43,438,745 shares. All of the shares were sold by the Company. The net proceeds to the Company (after deducting underwriting discounts) and commissions and estimated offering expenses) from the sale of the shares was approximately $100.0 million. The Company used $10.3 million of the proceeds to repay revolving credit indebtedness. The Company also intends to use a portion of the proceeds for capital contributions to its insurance subsidiaries. The remainder of the proceeds will be used for general corporate purposes, including acquisitions of complementary businesses and assets. There currently are no commitments or agreements with respect to any such acquisitions.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United Insurance Companies, Inc. and its subsidiaries (the "Company") reported net income of $0.40 per share for the three months ended March 31, 1996 compared to net income of $0.32 per share for the comparable period in 1995. Included in net income are gains from the sale of investments of $0.01 per share in 1996 and in 1995.

The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; (iii) Credit Services; and (iv) Corporate and Other, which includes the businesses of the HealthCare Solution Partners Division, investment income not allocated to the other segments, expenses relating to corporate operations, goodwill amortization, interest expense and realized gains on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policyholder liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the targeted duration of the segment's policy liabilities.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                  1996               1995
                                                                               ----------         ----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100.0%             100.0%
Benefits, claims, and settlement expenses . . . . . . . . . . . . . . . .          48.3               53.3
Underwriting, acquisition and insurance expenses  . . . . . . . . . . . .          36.7               33.8
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.4                0.7
                                                                               ----------         ----------

Income before federal income taxes and minority interests . . . . . . . .          14.6               12.2
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           4.8                3.9
                                                                               ----------         ----------
Income before minority interests  . . . . . . . . . . . . . . . . . . . .           9.8                8.3
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.9                0.2
                                                                               ----------         ----------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8.9%               8.1%
                                                                               ==========         ==========


CONSOLIDATED RESULTS OF OPERATIONS FOR FIRST QUARTER 1996 COMPARED TO 1995

         Health premiums. Health premiums increased to $121.7 million in the first quarter of 1996 from $117.3 million in 1995, an increase of $4.4 million, or 4%. The increase was primarily due to the growth in sales of new health insurance policies and increased premiums from coinsured policies sold by UGA and issued by AEGON. In 1996, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 57.5% from 55.0% in 1995.

         Life premiums. Life premiums increased to $11.5 million in the first quarter of 1996 from $10.0 million in 1995, an increase of $1.5 million, or 15%. The increase was a result of the sale of new life policies.

         Net investment income. Net investment income was comparable in the first quarter of 1996 when compared to same period in 1995. Invested assets increased to $920.7 million at March 31, 1996 compared to $857.7 million at March 31, 1995, an increase of 7%. The effect of the increase in the invested assets was offset by the lower yield on invested assets in the first quarter of 1996 compared to 1995.

         Fees and other income. Fees and other income increased to $21.5 million in the first quarter of 1996 from $6.8 million in 1995, an increase of $14.7 million, or 216%. The increase related primarily to the increase in revenue from the Credit Services business and revenue from the companies acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division.

         Gains on sale of investments. The Company recognized gains on sales of investments of $892,000 in the first quarter of 1996 and $790,000 in 1995. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to increasing long term interest rates in 1996, the net unrealized investment losses on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $2.5 million at March 31, 1996 compared to net unrealized investment gains of $6.8 million at December 31, 1995.

          Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $82.9 million in the first quarter of 1996 from $80.4 million in 1995, an increase of $2.5 million, or 3%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 48.3% in the first quarter of 1996 from 53.3% in 1995, as a result of the increased revenues from the Credit Services business and the HealthCare Solution Partners Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

          Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $63.0 million in the first quarter of 1996 from $50.9 million in 1995, an increase of $12.1 million, or 24%. The increase was primarily due to the growth in premium volume and costs associated with the operations of businesses acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division. As a percentage of revenues, these expenses increased to 36.7% in the first quarter of 1996 from 33.8% in 1995, as a result of the increased costs from the HealthCare Solution Partners Division.

         Interest expense. Interest expense decreased to $668,000 in the first quarter of 1996 from $1.1 million in 1995, a decrease of $432,000. The decrease was due to a lower cost of borrowing and a lower average amount of debt outstanding in the first quarter of 1996 compared to 1995.

         Minority interests. Minority interests increased to $1.6 million in the first quarter of 1996 from $353,000 in 1995, an increase of $1.2 million. The increase was the result of increased earnings from subsidiaries of the Company of which there is minority ownership.

         Federal income taxes. The Company's effective tax rate was 32.8% in the first quarter of 1996 compared to 32.0% for 1995 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $25.1 million in the first quarter of 1996 from $18.4 million in 1995, an increase of $6.7 million, or 36%. Operating income (loss) for each of the Company's business segments and divisions was as follows:


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                  1996               1995
                                                                              ------------       ------------
                                                                                 (Dollars in thousands)
Health Insurance:
  Self-Employed Health Insurance Division   . . . . . . . . . . . . . . .     $    13,649         $    11,922
  Student Health Insurance Division   . . . . . . . . . . . . . . . . . .           3,786               2,674
                                                                                  -------             -------
     Total Health Insurance . . . . . . . . . . . . . . . . . . . . . . .          17,435              14,596

Life Insurance and Annuity  . . . . . . . . . . . . . . . . . . . . . . .           2,378               2,872

Credit Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,631              (1,221)

Corporate and Other:
  HealthCare Solution Partners Division   . . . . . . . . . . . . . . . .            (874)               (855)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,488               2,991
                                                                                  -------             -------
     Total Corporate and Other  . . . . . . . . . . . . . . . . . . . . .           2,614               2,136
                                                                                  -------             -------
                                                                              $    25,058         $    18,383
                                                                                   ======              ======


  Health Insurance. Operating income for the Health Insurance business increased to $17.4 million in the first quarter of 1996 from $14.6 million in 1995, an increase of $2.8 million, or 19%. This increase was due primarily to a 4% increase in health premiums, a decrease in the combined health ratio to 91.5% in the first quarter of 1996 from 92.0% in 1995, an increase in investment income allocated to the Health Insurance products, and profits related to certain lead activities of UGA. Operating income increased $1.7 million for the Self-Employed Health Insurance Division and $1.1 million for the Student Health Insurance Division.

  Life Insurance and Annuity. Operating income for the Life Insurance and Annuity business decreased to $2.4 million in the first quarter of 1996 from $2.9 million in 1995, a decrease of $500,000 or 17%. The decrease was due primarily to higher death claims in the first quarter of 1996 than in 1995.

  Credit Services. Operating income for Credit Services was $2.6 million in the first quarter of 1996 compared to a loss of $1.2 million in 1995, an increase of $3.8 million. The increase was due to the growth in new sales of the credit card program and a decrease in expenses, as a percentage of revenues.

  Corporate and Other. Operating income for Corporate and Other was $2.6 million in the first quarter of 1996 compared to $2.1 million in 1995. The HealthCare Solution Partners Division incurred an operating loss of $874,000 in the first quarter of 1996. The loss primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. Operating income from other corporate activities increased to $3.5 million in the first quarter of 1996 from $3.0 million in 1995. The increase was primarily due to the decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets decreased to $920.7 million at March 31, 1996 from $931.3 million at December 31, 1995, a decrease of $10.6 million. The primary sources for the asset reduction were the decreases in market values of the fixed maturity securities held as "available for sale", the payment of debt and the withdrawals from investment products. The decrease in market values was the direct result of increases in long term interest rates. The decreases were partially offset by the cash provided by current year earnings.

On April 1, 1996, the Company completed the AEGON Transaction. The Company acquired the underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center building and equipment for $10.0 million. The $10.0 million purchase price was funded from existing funds by one of the insurance subsidiaries of the Company.

The Company repaid the $12.0 million of non-interest bearing promissory notes due in January 1996.

During the first quarter of 1996, the Company borrowed $7.3 million from its revolving credit note with AEGON. The Company borrowed an additional $3.0 million in April 1996. On May 1, 1996, the Company repaid the then outstanding balance of $10.3 million with the proceeds from the public offering commenced on April 25, 1996.

At December 31, 1995, the Company owed $10.7 million to the Company's Chairman. The Company repaid $9.0 million during the first quarter of 1996, principally from borrowings on the AEGON revolving credit note. The remaining outstanding balance of $1.7 million was repaid on April 3, 1996.

Effective April 25, 1996 the Company commenced a public offering of 5,175,000 shares of common stock at a price of $20.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and estimated offering expenses) from the sale of the shares was approximately $100.0 million. The Company used $10.3 million of the proceeds to repay the AEGON revolving credit note. The Company also intends to use a portion of the proceeds for capital contributions to its insurance subsidiaries. The insurance subsidiaries of the Company are required by state regulation to maintain certain levels of capital and surplus. In addition, in order to maintain the current ratings of the Company's insurance subsidiaries or improve such ratings in the future, higher levels of capital and surplus may be required. The required levels are generally based on the amount of insurance issued and the quality of invested assets. As premiums increase, the Company is generally required to increase the capital and surplus of the insurance companies. The AEGON Transaction is expected to result in increased premiums for the Company. While the Company is not able to project the exact amount of additional capital and surplus which will be required in the insurance subsidiaries, a portion of the proceeds are expected to be used for this purpose. The remainder of the proceeds will be used for general corporate purposes, including acquisitions of complementary businesses and assets. There currently are no commitments or agreements with respect to any such acquisitions. Pending such uses, the net proceeds will be invested by the Company in accordance with its current investment policies.

PART II.  OTHER INFORMATION
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 16, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

              Nominee                           In Favor                 Withheld
           -------------                      -----------                --------
           Ronald L. Jensen                   25,892,643                 389,859
           Gary L. Friedman                   25,891,682                 390,820
           J. Michael Jaynes                  25,886,649                 415,853
           Richard J. Estell                  25,866,352                 396,150
           Richard T. Mockler                 25,891,782                 390,720
           Vernon R. Woelke                   25,892,855                 389,647
           W. Brian Harrigan                  25,866,536                 415,966
           Charles T. Prater                  25,890,451                 392,051

         The results of the voting on the appointment of auditors were as follows:

                 Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

         The votes of the stockholders on this item were as follows:

              In Favor                          Opposed                 Abstained
              --------                          -------                 ---------
             26,121,523                          1,300                   159,679

         The results of the voting on the proposal to amend certificate of incorporation to change corporate name were as follows:

                 Proposal to amend certificate of incorporation of the Company to change the name of the Company to "UICI".

              In Favor                          Opposed                 Abstained
              --------                          -------                 ---------
             25,684,140                         267,363                  330,999

         The results of the voting on the proposal to amend certificate of incorporation to increase authorized common stock and to provide for new series of preferred stock were as follows:

                 Proposal to amend certificate of incorporation of the Company to increase the authorized shares of common stock from 40,000,000 shares up to 50,000,000 shares and to create a new class of preferred stock which shall consist of 10,000,000 shares each with a par value of $0.01.

              In Favor                          Opposed                 Abstained
              --------                          -------                 ---------
             22,513,714                        3,472,028                 296,760

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
NUMBER

   (a)
Exhibits.                                                                          Number
                                                                                   ------

         Exhibit 3.1 - Copy of Certificate of Incorporation, as amended on April
         16, 1996, of the Company, filed as Exhibit 3.1 to the Company's
         Amendment No. 2 to Form S-3 (File No. 333-02043) filed on April 24,
         1996 and incorporated by reference herein.

         Exhibit 10.1(C) - Amendment No. 3 to Reinsurance Agreement between
         AEGON USA Companies and UICI Companies effective April 1, 1996, and filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
         April 1, 1996 (File No. 0-14320), and incorporated by reference herein.
         The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA
         Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on
         Form 10-K for year ended December 31, 1995, (File No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.

         Exhibit 10.27 - Asset Purchase Agreement between UICI Companies and PFL
         Life Insurance Company, Bankers United Life Assurance Company, Life
         Investors Insurance Company of America and Monumental Life Insurance
         Company and Money Services, Inc.  effective April 1, 1996, and filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 1,
         1996 (File No. 0-14320) and incorporated by reference herein.

         Exhibit 10.28 - General Agent's Agreement between Mid-West National
         Life Insurance Company of Tennessee and United Group Association, Inc.
         effective April 1, 1996, and filed as Exhibit 10.3 to the Company's
         Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.

         Exhibit 10-29 - General Agent's Agreement between The MEGA Life and
         Health Insurance Company and United Group Association, Inc. effective
         April 1, 1996, and filed as Exhibit 10.4 to the Company's Current
         Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

         Exhibit 10.30 - Agreement between United Group Association, Inc. and
         Cornerstone Marketing of America effective April 1, 1996, and filed as
         Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 1,
         1996 (File No. 0-14320) and incorporated by reference herein.

         Exhibit 11 - Statement Re:  Computation of per share earnings.

   (b)   Reports on Form 8-K.

                  A current report on Form 8-K dated April 1, 1996 concerning the AEGON Transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNITED INSURANCE COMPANIES, INC.
                                        (Registrant)



Date:  May 15, 1996                         /s/  W. BRIAN HARRIGAN
     -------------------------          ---------------------------------------
                                                 W. Brian Harrigan, President
Date   May 15, 1996
     -------------------------              /S/  VERNON R. WOELKE
                                        ---------------------------------------
                                              Vernon R. Woelke, Treasurer
                                               (Chief Financial Officer)

                                EXHIBIT INDEX



Exhibit
Number                     Description
- -------                    -----------

  11                       Statement re: computation of
                           per share earning


  27                       FDS