Form 10-Q
period 1996-06-30
UNITED INSURANCE COMPANIES INC
filed 1996-08-13
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to
                                ------------    ------------


                        Commission File Number   0-14320
                                                 -------

                                      UICI
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              75-2044750
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                              75244
- ---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code   (214) 960-8497
                                                     --------------

                        United Insurance Companies, Inc.
- --------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report.


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--43,438,745 shares as of June 30, 1996.

                                     INDEX

                             UICI AND SUBSIDIARIES


                                                                                                                      Page
                                                                                                                      ----
PART I.      FINANCIAL INFORMATION

             Consolidated condensed balance sheets-June 30, 1996 and
             December 31, 1995                                                                                          3

             Consolidated condensed statements of income-Three months ended
             June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995                                     4

             Consolidated condensed statements of cash flows-Six months ended June 30, 1996 and 1995                    5

             Notes to consolidated condensed financial statements-June 30, 1996                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                      8


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                          14

             SIGNATURES                                                                                                15

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                               June 30,          December 31,
                                                                                 1996                1995
                                                                              (Unaudited)           (Note)
                                                                             ------------        ------------
ASSETS
  Investments:
     Securities available for sale--
        Fixed maturities, at fair value
           (cost:  1996--$747,315; 1995--$743,945)  . . . . . . . . . . .    $    739,040        $    754,473
        Equity securities, at fair value
           (cost:  1996--$10,275; 1995--$5,114)   . . . . . . . . . . . .          10,622               5,288
     Guaranteed student loans . . . . . . . . . . . . . . . . . . . . . .          12,815              12,159
     Mortgage and collateral loans  . . . . . . . . . . . . . . . . . . .          15,125              15,559
     Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,626              24,042
     Credit card loans  . . . . . . . . . . . . . . . . . . . . . . . . .          45,493              36,727
     Short-term investments . . . . . . . . . . . . . . . . . . . . . . .         146,008              83,024
                                                                             ------------        ------------
          Total investments   . . . . . . . . . . . . . . . . . . . . . .         992,729             931,272
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,695               5,913
  Agents' receivables   . . . . . . . . . . . . . . . . . . . . . . . . .           9,203               4,538
  Reinsurance receivables   . . . . . . . . . . . . . . . . . . . . . . .          64,664              65,332
  Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           7,803               4,987
  Due premiums and other receivables  . . . . . . . . . . . . . . . . . .          18,808              19,256
  Investment income due and accrued   . . . . . . . . . . . . . . . . . .          12,621              11,283
  Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . .          57,952              56,122
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,067              15,564
  Property and equipment, net   . . . . . . . . . . . . . . . . . . . . .          23,740              12,937
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,278               3,655
                                                                             ------------        ------------
                                                                             $  1,219,560        $  1,130,859
                                                                             ============        ============

LIABILITIES
  Policy liabilities:
     Future policy and contract benefits  . . . . . . . . . . . . . . . .    $    515,521        $    526,777
     Claims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         188,302             179,809
     Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . .          58,094              68,099
     Other policy liabilities . . . . . . . . . . . . . . . . . . . . . .          13,587              13,220
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .          26,983              25,501
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               22,726
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,655              27,655
                                                                             ------------        ------------
                                                                                  830,142             863,787

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,987              18,253

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share  . . . . . . . . . . . . . . . .             434                 382
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .         150,667              50,554
  Net unrealized investment gains (losses)  . . . . . . . . . . . . . . .          (5,003)              6,789
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .         223,333             191,094
                                                                             ------------        ------------
                                                                                  369,431             248,819
                                                                             ------------        ------------
                                                                             $  1,219,560        $  1,130,859
                                                                             ============        ============


NOTE: The balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                     1996          1995           1996          1995
                                                                ------------   -----------    ------------  -----------
REVENUES
  Health premiums   . . . . . . . . . . . . . . . . . . . . .   $    125,563   $   118,121    $    247,234  $   235,416
  Life premiums and other considerations  . . . . . . . . . .         12,777        11,109          24,266       21,110
  Net investment income   . . . . . . . . . . . . . . . . . .         17,863        16,987          33,882       32,937
  Fees and other income   . . . . . . . . . . . . . . . . . .         30,131         6,422          51,676       13,225
  Gains (losses) on sale of investments   . . . . . . . . . .           (149)        1,654             743        2,444
                                                                ------------   -----------    ------------  -----------
                                                                     186,185       154,293         357,801      305,132

BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses   . . . . . . . .         84,154        79,083         167,049      159,513
  Underwriting, acquisition, and insurance expenses   . . . .         72,993        52,759         135,988      103,675
  Interest expense  . . . . . . . . . . . . . . . . . . . . .            594           844           1,262        1,954
                                                                ------------   -----------    ------------  -----------
                                                                     157,741       132,686         304,299      265,142

   INCOME BEFORE FEDERAL INCOME TAXES
   AND MINORITY INTERESTS   . . . . . . . . . . . . . . . . .         28,444        21,607          53,502       39,990
Federal income taxes  . . . . . . . . . . . . . . . . . . . .          9,384         6,764          17,615       12,651
                                                                ------------   -----------    ------------  -----------
   INCOME BEFORE MINORITY INTERESTS   . . . . . . . . . . . .         19,060        14,843          35,887       27,339

Minority interests  . . . . . . . . . . . . . . . . . . . . .          2,043         1,049           3,648        1,402
                                                                ------------   -----------    ------------  -----------

   NET INCOME   . . . . . . . . . . . . . . . . . . . . . . .   $     17,017   $    13,794    $     32,239  $    25,937
                                                                ============   ===========    ============  ===========



   NET INCOME PER SHARE   . . . . . . . . . . . . . . . . . .   $       0.41   $      0.37    $       0.81  $      0.69
                                                                ============   ===========    ============  ===========




See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                  1996                1995
                                                                              -----------         -----------
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    32,239         $    25,937
  Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase (decrease) in policy liabilities  . . . . . . . . . . . . .             825             (17,223)
     Increase in other liabilities  . . . . . . . . . . . . . . . . . . .           1,647               1,339
     Decrease (increase) in federal income taxes receivable . . . . . . .           2,999              (4,138)
     (Increase) decrease in deferred acquisition costs  . . . . . . . . .          (1,830)              4,213
     (Increase) decrease in accrued investment income
        and reinsurance and other receivables   . . . . . . . . . . . . .            (222)              3,374
     Net income attributable to minority interests  . . . . . . . . . . .           3,648               1,402
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .           3,150                 823
     Gains on sale of investments . . . . . . . . . . . . . . . . . . . .            (743)             (2,444)
     Other items, net . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,631)                231
                                                                              -----------         -----------

        Cash Provided by Operations   . . . . . . . . . . . . . . . . . .          40,082              13,514
                                                                              -----------         -----------

INVESTING ACTIVITIES
  (Increase) decrease in investments  . . . . . . . . . . . . . . . . . .         (79,345)             16,065
  Additions to property and equipment   . . . . . . . . . . . . . . . . .         (13,094)             (1,011)
  Increase in agents' receivables   . . . . . . . . . . . . . . . . . . .          (4,665)               (479)
                                                                              -----------         -----------

        Cash Provided by (Used in) Investing Activities   . . . . . . . .         (97,104)             14,575
                                                                              -----------         -----------

FINANCING ACTIVITIES
  Deposits from investment products   . . . . . . . . . . . . . . . . . .           7,685               7,214
  Withdrawals from investment products  . . . . . . . . . . . . . . . . .         (20,911)            (17,010)
  Proceeds from debt  . . . . . . . . . . . . . . . . . . . . . . . . . .          10,250               1,100
  Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         (32,976)            (20,000)
  Proceeds from payable to related party  . . . . . . . . . . . . . . . .             550                 --
  Repayment of payable to related party   . . . . . . . . . . . . . . . .            (715)               (184)
  Proceeds from exercise of warrants  . . . . . . . . . . . . . . . . . .              89                  89
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . .         100,148                 --
  Proceeds from exercise of stock options   . . . . . . . . . . . . . . .             --                    6
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .             (64)                (26)
  Distributions to minority interests   . . . . . . . . . . . . . . . . .          (1,252)                (83)
                                                                              -----------         -----------

        Cash Provided by (Used in) Financing Activities   . . . . . . . .          62,804             (28,894)
                                                                              -----------         -----------

        Net Increase (Decrease) in Cash   . . . . . . . . . . . . . . . .           5,782                (805)
        Net Cash at Beginning of Period   . . . . . . . . . . . . . . . .           5,913               7,709
                                                                              -----------         -----------

        Cash at End of Period   . . . . . . . . . . . . . . . . . . . . .     $    11,695         $     6,904
                                                                              ===========         ===========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation.


NOTE B--ACQUISITION

On April 1, 1996, the Company completed a transaction where substantially all new health insurance policies sold by United Group Association, Inc. ("UGA"), which is wholly-owned by the Company's Chairman of the Board, are directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON USA, Inc. (the "AEGON Transaction"). The
Company acquired AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center building and equipment for $10.0 million. The Company and AEGON will maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 57.5% in 1996 and 60% thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price set forth in the agreement. The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1996.


NOTE C--STOCKHOLDERS' EQUITY

At the Annual Meeting of Stockholders on April 16, 1996, approval for an increase in authorized shares of common stock with a par value of $.01 from 40,000,000 shares to 50,000,000 shares was obtained in order to facilitate the public offering of 5,175,000 shares of common stock at $20.50 per share, completed on May 1, 1996. After completion of the public offering the Company increased its common stock outstanding to 43,438,745 shares. All of the shares were sold by the Company. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million.

NOTE D--COMPANY NAME CHANGE

On June 27, 1996, the Company announced that shareholders had approved a name change for the Company from United Insurance Companies, Inc. to UICI. The change was effective July 1, 1996. The name change was indicative of the Company's broadening activities beyond our historical core life, accident and health insurance business.


NOTE E--SUBSEQUENT EVENT

Effective August 1, 1996, UICI acquired 20% of Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $9.8 million. This increases UICI's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value. Of the 20% acquired, 18.6% was acquired from Onward and Upward, Inc. and the five adult children of the Company's Chairman of the Board. Onward and Upward, Inc. is a corporation owned by the five adult children of the Company's Chairman of the Board. The effect of purchase accounting relating to this transaction was insignificant.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UICI and its subsidiaries (the "Company") reported net income of $0.41 per share for the three month period ended June 30, 1996 compared to net income of $0.37 per share for the comparable period in 1995. There were no gains from the sale of investments for the three month period ended June 30, 1996 compared to gains on the sale of investments of $0.03 per share in 1995. For the six month period ended June 30, 1996, net income was $0.81 per share compared to $0.69 per share in 1995. Included in net income were gains from the sale of investments of $0.01 per share for the six month period ended June 30, 1996 compared to $0.04 per share in 1995.

The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; (iii) Credit Services; and (iv) Corporate and Other, which includes the businesses of the HealthCare Solution Partners Division, investment income not allocated to the other segments, expenses relating to corporate operations, interest expense and realized gains (losses) on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policyholder liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the targeted duration of the segment's policy liabilities.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                            1996           1995            1996        1995
                                                            -----         -----            -----      -----
Revenues  . . . . . . . . . . . . . . . . . . . . . .       100.0%        100.0%           100.0%     100.0%
Benefits, claims, and settlement expenses . . . . . .        45.2          51.3             46.7       52.3
Underwriting, acquisition
  and insurance expenses  . . . . . . . . . . . . . .        39.2          34.2             38.0       34.0
Interest expense  . . . . . . . . . . . . . . . . . .         0.3           0.5              0.3        0.6
                                                            -----         -----            -----      -----
                                                             84.7          86.0             85.0       86.9
                                                            -----         -----            -----      -----

Income before federal income taxes
  and minority interests  . . . . . . . . . . . . . .        15.3          14.0             15.0       13.1
Federal income taxes  . . . . . . . . . . . . . . . .         5.0           4.4              5.0        4.1
                                                            -----         -----            -----      -----
Income before minority interests  . . . . . . . . . .        10.3           9.6             10.0        9.0
Minority interests  . . . . . . . . . . . . . . . . .         1.1           0.7              1.0        0.5
                                                            -----         -----            -----      -----
  Net income  . . . . . . . . . . . . . . . . . . . .         9.2%          8.9%             9.0%       8.5%
                                                            =====         =====            =====      =====


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 COMPARED TO 1995

         Health premiums. Health premiums increased to $125.6 million for the three month period in 1996 from $118.1 million in 1995, an increase of $7.5 million, or 6%, and increased to $247.2 million for the six month period in 1996 from $235.4 million in 1995, an increase of $11.8 million, or 5%. After deducting the health premiums from a 1995 acquired block of health insurance policies, health premiums increased 9% and 8% for the three and six month periods in 1996, respectively, compared to 1995. The increase was primarily due to the growth in sales of new health insurance policies and increased premiums from coinsured policies sold by UGA and issued by AEGON. In 1996, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 57.5% from 55.0% in 1995.

         Life premiums and other considerations. Life premiums and other considerations increased to $12.8 million for the three month period in 1996 from $11.1 million in 1995, an increase of $1.7 million, or 15%, and increased to $24.3 million for the six month period in 1996 from $21.1 million in 1995, an increase of $3.2 million, or 15%. The increase was a result of the sale of new life policies.

         Net investment income. Net investment income increased to $17.9 million for the three month period in 1996 from $17.0 million in 1995, an increase of $900,000, or 5%, and increased to $33.9 million for the six month period in 1996 from $32.9 million in 1995, an increase of $1.0 million or 3%. The increase was due to an increase in invested assets principally from the net proceeds from the public offering completed by the Company on May 1, 1996. The effect of the increase in the invested assets was partially offset by the lower yield on invested assets in 1996 compared to 1995.

         Fees and other income. Fees and other income increased to $30.1 million for the three month period in 1996 from $6.4 million in 1995, an increase of $23.7 million, or 370%, and increased to $51.7 million for the six month period in 1996 from $13.2 million in 1995, an increase of $38.5 million, or 292%. The increase related primarily to the increase in revenue from the Credit Services business, revenue from the companies acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division, and administrative fees from the administrative operation acquired from AEGON on April 1, 1996.

         Gains (losses) on sale of investments. The Company recognized gains (losses) on the sale of investments of ($149,000) and $743,000 for the three month and six month periods in 1996, respectively, compared to $1.7 million and $2.4 million for the same periods in 1995. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to increasing long term interest rates in 1996, the net unrealized investment losses on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $5.0 million at June 30, 1996 compared to net unrealized investment gains of $6.8 million at December 31, 1995.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $84.2 million for the three month period in 1996 from $79.1 million in 1995, an increase of $5.1 million, or 6%, and increased to $167.0 million for the six month period in 1996 from $159.5 million in 1995, an increase of $7.5 million, or 5%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 45.2% and 46.7% for the three and six month periods in 1996, respectively, from 51.3% and 52.3% for the same periods in 1995. The decrease in these expenses were the result of the increased revenues from the Credit Services business and the HealthCare Solution Partners Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $73.0 million for the three month period in 1996 from $52.8 million in 1995, an increase of $20.2 million, or 38%, and increased to $136.0 million for the six month period in 1996 from $103.7 million in 1995, an increase of $32.3 million, or 31%. The increase was primarily due to the growth in premium volume and costs associated with the operations of the Credit Services Division, businesses acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division, and expenses relating to the administrative operation acquired from AEGON. As a percentage of revenues, these expenses increased to 39.2% and 38.0% for the three and six month periods in 1996, respectively, from 34.2% and 34.0% for the same periods in 1995. The increase in these expenses were primarily the result of the increased costs from the HealthCare Solution Partners Division.

         Interest expense. Interest expense decreased to $594,000 for the three month period in 1996 from $844,000 in 1995, a decrease of $250,000, and decreased to $1.3 million for the six month period in 1996 from $2.0 million in 1995, a decrease of $700,000. The decrease was due to a lower cost of borrowing and a lower average amount of debt outstanding in 1996 compared to 1995, due to the use of part of the proceeds from the public offering to pay off $10.3 million of debt.

         Federal income taxes. The Company's effective tax rate was 32.9% for the six month period in 1996 compared to 31.6% for 1995 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

         Minority interests. Minority interests increased to $2.0 million for the three month period in 1996 from $1.0 million in 1995, an increase of $1.0 million, and increased to $3.6 million for the six month period in 1996 from $1.4 million in 1995, an increase of $2.2 million. The increase was the result of increased earnings from subsidiaries of the Company of which there is minority ownership.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $28.4 million for the three month period in 1996 from $21.6 million in 1995, an increase of $6.8 million, or 31%, and increased to $53.5 million for the six month period in 1996 from $40.0 million in 1995, an increase of $13.5 million, or 34%. Operating income (loss) for each of the Company's business segments and divisions was as follows:

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                          (Dollars in thousands)            (Dollars in thousands)
                                                          1996             1995              1996             1995
                                                       -----------      -----------      -----------      -----------
Health Insurance:
  Self-Employed Health Insurance Division   . . . .    $    14,154      $    11,676      $    27,803      $    23,598
  Student Health Insurance Division   . . . . . . .          3,661            2,895            7,447            5,569
                                                       -----------      -----------      -----------      -----------
     Total Health Insurance . . . . . . . . . . . .         17,815           14,571           35,250           29,167

Life Insurance and Annuity  . . . . . . . . . . . .          3,608            2,851            5,986            5,723

Credit Services . . . . . . . . . . . . . . . . . .          3,248              150            5,879           (1,071)

Corporate and Other:
  HealthCare Solution Partners Division   . . . . .            (55)          (1,453)            (929)          (2,308)
  Other   . . . . . . . . . . . . . . . . . . . . .          3,828            5,488            7,316            8,479
                                                       -----------      -----------      -----------      -----------
     Total Corporate and Other  . . . . . . . . . .          3,773            4,035            6,387            6,171
                                                       -----------      -----------      -----------      -----------
                                                       $    28,444      $    21,607      $    53,502      $    39,990
                                                       ===========      ===========      ===========      ===========


         Health Insurance. Operating income for the Health Insurance business increased to $17.8 million for the three month period in 1996 from $14.6 million in 1995, an increase of $3.2 million, or 22%, and increased to $35.3 million for the six month period in 1996 from $29.2 million in 1995, an increase of $6.1 million or 21%. The increases were due primarily to an increase in health premiums, a slight decrease in the combined health ratio, an increase in investment income allocated to the Health Insurance products, and profits related to certain lead activities of UGA. Operating income increased $2.4 million and $4.2 million for the three and six month periods in 1996, respectively, for the Self- Employed Health Insurance Division and $766,000 and $1.9 million for the three and six month periods in 1996, respectively, for the Student Health Insurance Division.

         Life Insurance and Annuity. Operating income for the Life Insurance and Annuity business increased to $3.6 million for the three month period in 1996 from $2.9 million in 1995, an increase of $700,000, or 24%, and increased to $6.0 million for the six month period in 1996 from $5.7 million in 1995, an increase of $300,000, or 5%. The increases were primarily due to an increase in premiums and a decrease in administrative expenses. The increases were partially offset by higher policyholder benefits and claims.

         Credit Services. Operating income for the Credit Services business increased to $3.2 million for the three month period in 1996 from $150,000 in 1995, an increase of $3.1 million, and increased to $5.9 million for the six month period in 1996 compared to a loss of $1.1 million in 1995, an increase of $7.0 million. For the three and six month periods in 1996 approximately $2.5 million and $4.2 million, respectively, of the increase was due to an increase in the profit per card and a 56% increase in the number of cards outstanding at June 30, 1996 compared to

June 30, 1995. The remainder of the increase was due to reduced losses on certain products which are no longer being marketed in 1996.

         Corporate and Other. Operating income for Corporate and Other was $3.8 million and $6.4 million for the three and six month periods in 1996, respectively, compared to $4.0 million and $6.2 million for the same periods in 1995. HealthCare Solution Partners Division incurred operating losses of $55,000 and $929,000 in the three and six month periods in 1996, respectively. The losses primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. Operating income from other corporate activities decreased to $3.8 million for the three month period in 1996 from $5.5 million in 1995, a decrease of $1.7 million. The decrease was primarily due to losses on the sale of investments for the three month period in 1996 compared to gains on the sale of investments in 1995. Operating income from other corporate activities decreased to $7.3 million for the six month period in 1996 from $8.5 million in 1995, a decrease of $1.2 million. The decrease was primarily due to fewer gains realized on sale of investments for the six month period in 1996 compared to 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets increased to $992.7 million at June 30, 1996 from $931.3 million at December 31, 1995, an increase of $61.4 million. The primary sources for the asset growth were the investment of the net proceeds from the public offering completed May 1, 1996 and the cash provided by current year earnings. The increases were partially offset by the decreases in market values of the fixed maturity securities held as "available for sale", the payment of debt and the withdrawals from investment products. The decrease in market values was the direct result of increases in long term interest rates.

The Company's decrease in unearned premiums to $51.3 million at June 30, 1996 from $63.4 million at December 31, 1995 is due mainly to the decrease in unearned premiums on the Student Health Insurance Division's health insurance product. These single premium policies are earned over the approximate one year term of the policy for the current school year and therefore the unearned premiums are lower at or near the end of the school year. This decrease is consistent with prior years.

On April 1, 1996, the Company completed the AEGON Transaction. The Company acquired the underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center building and equipment for $10.0 million. The $10.0 million purchase price was funded from existing funds by one of the insurance subsidiaries of the Company. The Company and AEGON will maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 57.5% in 1996 and 60% thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price set forth in the agreement. The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1996. However, as new health insurance policies are issued by the Company (of which the Company will retain 100%) and as health insurance policies issued by AEGON (of which the Company will have coinsured a maximum of only 60%) lapse, the Company expects premiums will increase as its share of premiums on the policies sold by UGA increases from 57.5% in 1996 to 100% in 2001. In 1995, health insurance policies sold by UGA and issued by AEGON produced premiums of $390.2 million of which the Company's share was 55%, or $214.6 million. There can be no assurance the Company's premium revenues from these operations will actually achieve any specified level.

The Company repaid the $12.0 million of non-interest bearing promissory notes due in January 1996.

During 1996, the Company borrowed $10.3 million from its revolving credit note with AEGON. On May 1, 1996, the Company repaid the then outstanding balance of $10.3 million with the proceeds from the public offering commenced on April 25, 1996.

At December 31, 1995, the Company owed $10.7 million to the Company's Chairman of the Board. The note was repaid in full during 1996.

Effective April 25, 1996 the Company commenced a public offering of 5,175,000 shares of common stock at a price of $20.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million. The Company used $10.3 million of the proceeds to repay the AEGON revolving credit note. The Company also intends to use a portion of the proceeds for capital contributions to its insurance subsidiaries. The insurance subsidiaries of the Company are required by state regulation to maintain certain levels of capital and surplus. In addition, in order to maintain the current ratings of the Company's insurance subsidiaries or improve such ratings in the future, higher levels of capital and surplus may be required. The required levels are generally based on the amount of insurance issued and the quality of invested assets. As premiums increase, the Company is generally required to increase the capital and surplus of the insurance companies. The AEGON Transaction is expected to result in increased premiums for the Company. While the Company is not able to project the exact amount of additional capital and surplus which will be required in the insurance subsidiaries, a portion of the proceeds are expected to be used for this purpose. The remainder of the proceeds will be used for general corporate purposes, including acquisitions of complementary businesses and assets. Pending such uses, the net proceeds are being invested by the Company in accordance with its current investment policies.

Effective August 1, 1996, UICI acquired 20% of Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $9.8 million. This increases UICI's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value.

PART II.  OTHER INFORMATION
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K                                NUMBER
                                                                          ------
       (a)     Exhibits.

                  Exhibit 3.1 - Copy of Certificate of Incorporation of the Company as amended on June 6, 1996.

                  Exhibit 11 - Statement Re: Computation of per share earnings.

       (b)     Reports on Form 8-K.

                  A current report on Form 8-K dated July 1, 1996 concerning change in company name from United
                  Insurance Companies, Inc. to UICI effective
                  July 1, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        UNITED INSURANCE COMPANIES, INC.
                                                 (Registrant)





Date: August 12, 1996                   /s/ W. Brian Harrigan
      ---------------                   --------------------------------
                                        W. Brian Harrigan, President





Date: August 12, 1996                   /s/ Vernon R. Woelke
      ---------------                   --------------------------------
                                        Vernon R. Woelke, Treasurer
                                        (Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
3.1                       Copy of Certificate of Incorporation

11                        Statement RE: Computation of Per Share Earnings

27                        Financial Data Schedule