Form 10-Q
period 1996-09-30
UNITED INSURANCE COMPANIES INC
filed 1996-11-12
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       From the transition period from to


                         Commission File Number 0-14320


                                      UICI
             (Exact name of registrant as specified in its charter)


           Delaware                                             75-2044750
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                            75244
 -------------------------------------                            -----
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code (972) 960-8497
                                                   --------------

                                 Not Applicable
                                 --------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No .





         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--43,476,431 shares as of September 30, 1996.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                            Page

PART I.   FINANCIAL INFORMATION


  Consolidated condensed balance sheets-September 30, 1996 and
  December 31, 1995                                                            3

  Consolidated condensed statements of income-Three months ended
  September 30, 1996 and 1995 and the nine months ended September
  30, 1996 and 1995                                                            4

  Consolidated condensed statements of cash flows-Nine months
  ended September 30, 1996 and 1995                                            5

  Notes to consolidated condensed financial statements-September 30, 1996      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    15
          --------------------------------

          SIGNATURES                                                          16

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                          September 30,    December 31,
                                                              1996             1995
                                                           (Unaudited)        (Note)
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1996--$744,782; 1995--$743,945) .......$  738,938       $  754,473
         Equity securities, at fair value
            (cost:  1996--$15,966; 1995--$5,114) ..........    16,034            5,288
     Guaranteed student loans .............................    14,840           12,159
     Mortgage and collateral loans.........................    15,554           15,559
     Policy loans..........................................    23,188           24,042
     Credit card loans ....................................    25,850           36,727
     Short-term investments ...............................   191,183           83,024
                                                           ----------       ----------
           Total investments .............................. 1,025,587          931,272
   Cash  ..................................................     9,077            5,913
   Agents' receivables.....................................     5,308            4,538
   Reinsurance receivables.................................    65,339           65,332
   Federal income taxes....................................     1,916            4,987
   Due premiums and other receivables......................    21,059           19,256
   Investment income due and accrued.......................    12,045           11,283
   Deferred acquisition costs..............................    58,761           56,122
   Goodwill................................................    17,164           15,564
   Property and equipment, net.............................    24,434           12,937
   Other ..................................................     5,968            3,655
                                                           ----------       ----------
                                                           $1,246,658       $1,130,859
                                                           ==========       ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits...................$  514,021       $  526,777
     Claims ...............................................   189,532          179,809
     Unearned premiums.....................................    70,069           68,099
     Other policy liabilities..............................    13,820           13,220
   Other liabilities.......................................    30,860           25,501
   Short-term debt.........................................       502           22,726
   Long-term debt .........................................    27,655           27,655
                                                           ----------       ----------
                                                              846,459          863,787

MINORITY INTERESTS.........................................    11,240           18,253

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share..................       435              382
   Additional paid-in capital..............................   150,705           50,554
   Net unrealized investment gains (losses)................    (3,635)           6,789
   Retained earnings ......................................   241,454          191,094
                                                           ----------       ----------
                                                              388,959          248,819
                                                           ----------       ----------
                                                           $1,246,658       $1,130,859
                                                           ==========       ==========

NOTE: The balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date. See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                               1996         1995        1996          1995
                                                             --------    ---------    ---------     --------
REVENUES
   Health premiums...........................................$119,306    $ 113,523    $ 366,540     $348,939
   Life premiums and other considerations....................  10,987       12,130       35,253       33,240
   Net investment income.....................................  18,004       15,611       51,886       48,548
   Fees and other income.....................................  28,486       18,409       80,162       31,634
   Gains (losses) on sale of investments.....................     (73)      (1,242)         670        1,202
                                                             --------    ---------    ---------     --------
                                                              176,710      158,431      534,511      463,563

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses.................  75,816       73,067      242,865      232,580
   Underwriting, acquisition, and insurance expenses.........  71,384       63,478      207,372      167,153
   Interest expense..........................................     605          820        1,867        2,774
                                                             --------    ---------    ---------     --------
                                                              147,805      137,365      452,104      402,507

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS..................................  28,905       21,066       82,407       61,056
Federal income taxes.........................................   9,410        7,197       27,025       19,848
                                                             --------    ---------    ---------     --------
     INCOME BEFORE MINORITY INTERESTS........................  19,495       13,869       55,382       41,208

Minority interests...........................................   1,374        1,326        5,022        2,728
                                                             --------    ---------    ---------     --------

     NET INCOME .............................................$ 18,121    $  12,543    $  50,360    $  38,480
                                                             ========    =========    =========    =========



     NET INCOME PER SHARE....................................  $ 0.42       $ 0.33       $ 1.23       $ 1.02
                                                               ======       ======       ======       ======


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996        1995
                                                                 ---------    ---------
OPERATING ACTIVITIES
   Net income....................................................$  50,360    $  38,480
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase (decrease) in policy liabilities ..................   16,471      (10,324)
     Increase in other liabilities ..............................    4,856        5,511
     Decrease (increase) in federal income taxes receivable .....    8,163       (1,122)
     (Increase) decrease in deferred acquisition costs ..........   (2,639)       1,908
     (Increase) decrease in accrued investment income
         and reinsurance and other receivables ..................   (1,701)      15,434
     Net income attributable to minority interests ..............    5,022        2,728
     Depreciation and amortization ..............................    4,903        1,762
     Gains on sale of investments ...............................     (670)      (1,202)
     Other items, net ...........................................   (2,188)        (392)
                                                                 ---------    ---------

         Cash Provided by Operations ............................   82,577       52,783
                                                                 ---------    ---------

INVESTING ACTIVITIES
   Increase in investments....................................... (108,639)     (14,725)
   Purchase of subsidiaries, net of cash acquired
     of $3,996 in 1996........................................... (13,847)       (6,000)
   Additions to property and equipment........................... (14,639)       (1,681)
   (Increase) decrease in agents' receivables ...................    (770)        1,523
                                                                 ---------    ---------

         Cash Used in Investing Activities .....................  (137,895)     (20,883)
                                                                 ---------    ---------

FINANCING ACTIVITIES
   Deposits from investment products............................    12,228       10,616
   Withdrawals from investment products.........................   (29,162)     (25,236)
   Proceeds from debt ..........................................    10,250       10,000
   Repayments of debt...........................................   (33,094)     (29,600)
   Proceeds from payable to related party.......................       550          --
   Repayment of payable to related party........................      (715)        (200)
   Proceeds from exercise of warrants...........................       178          178
   Issuance of common stock.....................................   100,148           --
   Proceeds from exercise of stock options .....................       --            6
   Purchase of treasury stock...................................      (115)         (26)
   Distributions to minority interests .........................    (1,786)      (1,042)
                                                                 ---------    ---------

         Cash Provided by (Used in) Financing Activities .......    58,482      (35,304)
                                                                 ---------    ---------

         Net Increase (Decrease) in Cash .......................     3,164       (3,404)
         Cash at Beginning of Period ...........................     5,913        7,709
                                                                 ---------    ---------

         Cash at End of Period ................................. $   9,077    $   4,305
                                                                 =========    =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


September 30, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation.


NOTE B--ACQUISITION

On April 1, 1996, the Company completed a transaction where substantially all new health insurance policies sold by United Group Association, Inc. ("UGA"), which is wholly-owned by the Company's Chairman of the Board, are directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON USA, Inc. (the "AEGON Transaction"). The Company acquired AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center building and equipment for $10.0 million in cash. The Company and AEGON will maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 57.5% in 1996 and 60% thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price set forth in the agreement. The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1996.

Effective August 1, 1996, UICI acquired 20% of the minority interest of its subsidiary, Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $9.8 million in cash. This increased UICI's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value. Of the 20% acquired, 18.6% was acquired from Onward and Upward, Inc. and the five adult children of the Company's Chairman of the Board. Onward and Upward, Inc. is a corporation owned by the five adult children of the Company's Chairman of the Board. The effect of purchase accounting relating to this transaction was insignificant. Accordingly, pro forma financial information has not been presented.

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


NOTE E--SUBSEQUENT EVENT

In November 1996, the Company acquired through a stock exchange agreement 100% of Amli Realty Co. ("ARC"). The Company exchanged approximately 1,650,000 shares of its common stock for all of the outstanding common stock of ARC. The transaction will be accounted for under the pooling of interest method. ARC is a full- service real estate organization whose principal investment is a 14% equity interest in Amli Residential Properties Trust, a publicly traded real estate investment trust.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UICI and its subsidiaries (the "Company") reported net income of $0.42 per share for the three month period ended September 30, 1996 compared to net income of $0.33 per share for the comparable period in 1995. There were no gains from the sale of investments for the three month period ended September 30, 1996 compared to losses on the sale of investments of $0.02 per share in 1995. For the nine month period ended September 30, 1996, net income was $1.23 per share compared to $1.02 per share in 1995. Included in net income were gains from the sale of investments of $0.01 per share for the nine month period ended September 30, 1996 compared to $0.02 per share in 1995.

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

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                    Three Months Ended    Nine Months Ended
                                                       September 30,        September 30,
                                                      1996      1995        1996      1995
                                                     ------    ------      ------    ------
Revenues............................................ 100.0%    100.0%      100.0%    100.0%

Benefits, claims, and settlement expenses...........  42.9      46.1        45.4      50.2
Underwriting, acquisition
   and insurance expenses...........................  40.4      40.1        38.8      36.0
Interest expense ...................................   0.3       0.5         0.4       0.6
                                                     ------    ------      -----     -----
                                                      83.6      86.7        84.6      86.8
                                                     -----     -----       -----     -----

Income before federal income taxes
   and minority interests...........................  16.4      13.3        15.4      13.2
Federal income taxes ...............................   5.3       4.6         5.1       4.3
                                                     -----     -----       -----     -----
Income before minority interests....................  11.1       8.7        10.3       8.9
Minority interests .................................   0.8       0.8         0.9       0.6
                                                     -----     -----       -----     -----
   Net income.......................................  10.3%      7.9%        9.4%      8.3%
                                                     =====     =====       =====     =====


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO 1995

     HEALTH PREMIUMS. Health premiums increased to $119.3 million for the three month period in 1996 from $113.5 million in 1995, an increase of $5.8 million, or 5%, and increased to $366.5 million for the nine month period in 1996 from $348.9 million in 1995, an increase of $17.6 million, or 5%. After deducting the health premiums from a 1995 acquired block of health insurance policies, health premiums increased 8% for the three and nine month periods in 1996, respectively, compared to 1995. The increase was primarily due to the growth in sales of new health insurance policies and increased premiums from coinsured policies sold by UGA and issued by AEGON. In 1996, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 57.5% from 55.0% in 1995.

     LIFE PREMIUMS AND OTHER CONSIDERATIONS. Life premiums and other considerations decreased to $11.0 million for the three month period in 1996 from $12.1 million in 1995, a decrease of $1.1 million, or 9%, and increased to $35.3 million for the nine month period in 1996 from $33.2 million in 1995, an increase of $2.1 million, or 6%. The decrease for the three month period in 1996 relates to a reinsurance agreement entered into during the period whereby the Company ceded a portion of its credit life business written effective January 1, 1996. The effect of the reinsurance agreement reduced life premiums by approximately $1.5 million for the three and nine month periods in 1996. The decrease was partially offset by an increase in the sale of new life policies. The increase for the nine month period in 1996 was the result of the sale of new life policies which was partially offset by the effects of the reinsurance agreement described above.

         NET INVESTMENT INCOME. Net investment income increased to $18.0 million for the three month period in 1996 from $15.6 million in 1995, an increase of $2.4 million , or 15%, and increased to $51.9 million for the nine month period in 1996 from $48.5 million in 1995, an increase of $3.4 million or 7%. The increase was due to an increase in invested assets principally from the net proceeds from the public offering completed by the Company on May 1, 1996. The effect of the increase in the invested assets was partially offset by the lower yield on invested assets in 1996 compared to 1995.

         FEES AND OTHER INCOME. Fees and other income increased to $28.5 million for the three month period in 1996 from $18.4 million in 1995, an increase of $10.1 million, or 55%, and increased to $80.2 million for the nine month period in 1996 from $31.6 million in 1995, an increase of $48.6 million, or 154%. The increase related primarily to the increase in revenue from the Credit Services business, revenue from the companies acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division, and administrative fees from the administrative operation acquired from AEGON on April 1, 1996.

         GAINS (LOSSES) ON SALE OF INVESTMENTS. The Company recognized gains (losses) on the sale of investments of ($73,000) and $670,000 for the three month and nine month periods in 1996, respectively, compared to ($1.2) million and $1.2 million for the same periods in 1995. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to increasing long term interest rates in 1996, the net unrealized investment losses on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $3.6 million at September 30, 1996 compared to net unrealized investment gains of $6.8 million at December 31, 1995.

         BENEFITS, CLAIMS, AND SETTLEMENT EXPENSES. Benefits, claims, and settlement expenses increased to $75.8 million for the three month period in 1996 from $73.1 million in 1995, an increase of $2.7 million, or 4%, and increased to $242.9 million for the nine month period in 1996 from $232.6 million in 1995, an increase of $10.3 million, or 4%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 42.9% and 45.4% for the three and nine month periods in 1996, respectively, from 46.1% and 50.2% for the same periods in 1995. The decrease in these expenses were the result of the increased revenues from the Credit Services business and the HealthCare Solution Partners Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

         UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES. Underwriting, acquisition and insurance expenses increased to $71.4 million for the three month period in 1996 from $63.5 million in 1995, an increase of $7.9 million, or 12%, and increased to $207.4 million for the nine month period in 1996 from $167.2 million in 1995, an increase of $40.2 million, or 24%. The increase was primarily due to the growth in premium volume and costs associated with the businesses acquired in the third and fourth quarters of 1995 by the HealthCare Solution Partners Division, and expenses relating to the administrative operation acquired from AEGON. As a percentage of revenues, these expenses increased to 40.4% and 38.8% for the three and nine month periods in 1996, respectively, from 40.1% and 36.0% for the same periods in 1995. The increase in these expenses were primarily the result of the increased costs from the HealthCare Solution Partners Division and costs related to the administrative operation acquired from AEGON.

         INTEREST EXPENSE. Interest expense decreased to $605,000 for the three month period in 1996 from $820,000 in 1995, a decrease of $215,000, and decreased to $1.9 million for the nine month period in 1996 from $2.8 million in 1995, a decrease of $900,000. The decrease was due to a lower cost of borrowing and a lower average amount of debt outstanding in 1996 compared to 1995, due to the use of part of the proceeds from the public offering to pay off $10.3 million of debt.

         FEDERAL INCOME TAXES. The Company's effective tax rate was 32.8% for the nine month period in 1996 compared to 32.5% for 1995 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

         MINORITY INTERESTS. Minority interests increased to $1.4 million for the three month period in 1996 from $1.3 million in 1995, an increase of $100,000, and increased to $5.0 million for the nine month period in 1996 from $2.7 million in 1995, an increase of $2.3 million. The increase was the result of increased earnings from subsidiaries of the Company of which there is minority ownership. The increase was partially offset by the August 1, 1996 purchase of 20% of the minority interest of its insurance subsidiary, Mid-West National Life Insurance Company of Tennessee ("Mid-West"). This increased the Company's ownership percentage in Mid-West to 99% from 79%, thus reducing the minority interest expense related to Mid-West beginning August 1, 1996.

         INCOME BEFORE FEDERAL INCOME TAXES AND MINORITY INTERESTS ("OPERATING INCOME"). Operating income increased to $28.9 million for the three month period in 1996 from $21.1 million in 1995, an increase of $7.8 million, or 37%, and increased to $82.4 million for the nine month period in 1996 from $61.1 million in 1995, an increase of $21.3 million, or 35%. Operating income (loss) for each of the Company's business segments and divisions was as follows:


                                                   Three Months Ended       Nine Months Ended
                                                       September 30,          September 30,
                                                 (Dollars in thousands)  (Dollars in thousands)
                                                   1996        1995           1996       1995
                                                 -------     -------        -------     -------
Health Insurance:
   Self-Employed Health Insurance Division.......$15,328     $15,702        $43,131     $39,300
   Student Health Insurance Division ............  3,572       2,501         11,019       8,070
                                                 -------     -------        -------     -------
     Total Health Insurance ..................... 18,900      18,203         54,150      47,370

Life Insurance and Annuity ......................  2,313       2,991          8,299       8,714

Credit Services .................................  4,409        (577)        10,288      (1,648)

Corporate and Other:
   HealthCare Solution Partners Division ........   (706)       (502)        (1,635)     (2,810)
   Other ........................................  3,989         951         11,305       9,430
                                                 -------     -------        -------     -------
     Total Corporate and Other ..................  3,283         449          9,670       6,620
                                                 -------     -------        -------     -------
                                                 $28,905     $21,066        $82,407     $61,056
                                                 =======     =======        =======     =======


         HEALTH INSURANCE. Operating income for the Health Insurance business increased to $18.9 million for the three month period in 1996 from $18.2 million in 1995, an increase of $700,000, or 4%, and increased to $54.2 million for the nine month period in 1996 from $47.4 million in 1995, an increase of $6.8 million or 14%. The increases were due primarily to an increase in health premiums, an increase in investment income allocated to the Health Insurance products, and profits related to certain lead activities of UGA. The increase for the three month period in 1996 was partially offset by a 1% increase in the combined health ratio for the three month period in 1996 compared to same period in 1995. The increase in the combined ratio was the result of a lower than normal loss ratio for the Self-Employed Health Insurance Division for the three month period in 1995. The combined health ratio has remained constant at 91% for both the nine month period in 1996 and 1995 and remained at 91% for the year ended December 31, 1995.

         LIFE INSURANCE AND ANNUITY. Operating income for the Life Insurance and Annuity business decreased to $2.3 million for the three month period in 1996 from $3.0 million in 1995, a decrease of $700,000, or 23%, and decreased to $8.3 million for the nine month period in 1996 from $8.7 million in 1995, a decrease of $400,000, or 5%. The decrease for the three month period in 1996 relates to increased commission and agency expenses incurred. Administrative, commission and agency expenses are comparable for the nine month period in 1996 compared to the same period in 1995. The decrease for the nine month period in 1996 compared to same period in 1995 relates to higher policy benefits and claims.

         CREDIT SERVICES. Operating income for the Credit Services business increased to $4.4 million for the three month period in 1996 from a loss of $577,000 in 1995, and increased to $10.3 million for the nine month period in 1996 from a loss of $1.6 million in 1995. This was primarily due to an increase in the profit per card and a 45% increase in the number of cards outstanding at September 30, 1996 compared to September 30, 1995. The remainder of the increase was due to reduced losses on certain products which are no longer being marketed in 1996.

     CORPORATE AND OTHER. Operating income for Corporate and Other was $3.3 million and $9.7 million for the three and nine month periods in 1996, respectively, compared to $449,000 and $6.6 million for the same periods in 1995. HealthCare Solution Partners Division incurred operating losses of $706,000 and $1.6 million for the three and nine month periods in 1996, respectively. The losses primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. Operating income from other corporate activities increased to $4.0 million for the three month period in 1996 from $1.0 million in 1995, an increase of $3.0 million. The increase was primarily due to an increase in investment income not allocated to the other segments and fewer losses realized on the sale of investments for the three month period in 1996 compared to same period in 1995. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the net proceeds from the public offering completed by the Company on May 1, 1996. Operating income from other corporate activities increased to $11.3 million for the nine month period in 1996 from $9.4 million in 1995, an increase of $1.9 million. The increase was primarily due to the increase in investment income not allocated to the other segments and the decrease in interest expense. The increase was partially offset by fewer gains realized on sale of investments for the nine month period in 1996 compared to the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for the Company are premium revenues from policies issued or coinsured, investment income and fees and other income. The primary uses of cash are payments for benefits, claims and commissions under those policies and operating expenses. Net cash provided from operations totaled approximately $82.6 million for the nine month period in 1996 and $52.8 million for the nine month period in 1995. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of their pro rata share of future benefits and claims.

The Company's invested assets increased to $1,025.6 million at September 30, 1996 from $931.3 million at December 31, 1995, an increase of $94.3 million. The primary sources for the asset growth were the investment of the net proceeds from the public offering completed May 1, 1996 and the cash provided by current year operations. The sources were partially offset by the decreases in market values of the fixed maturity securities held as "available for sale", the payment of debt, the purchase of property and equipment, the acquisition of substantially all of the minority interest of an insurance subsidiary, and the withdrawals, net of deposits, from investment products. The decrease in market values was the direct result of increases in long term interest rates.

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

Effective April 25, 1996 the Company commenced a public offering of 5,175,000 shares of common stock at a price of $20.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million. The Company used $10.3 million of the proceeds to repay the AEGON revolving credit note. The Company also intends to use a portion of the proceeds for capital contributions to its insurance subsidiaries. The insurance subsidiaries of the Company are required by state regulation to maintain certain levels of capital and surplus. In addition, in order to maintain the current ratings of the Company's insurance subsidiaries or improve such ratings in the future, higher levels of capital and surplus may be required. The required levels are generally based on the amount of insurance issued and the quality of invested assets. As premiums increase, the Company is generally required to increase the capital and surplus of the insurance companies. The AEGON Transaction is expected to result in increased premiums for the Company. While the Company is not able to project the exact amount of additional capital and surplus which will be required in the insurance subsidiaries, a portion of the proceeds are expected to be used for this purpose. The remainder of the proceeds are being and will be used for general corporate purposes, including acquisitions of complementary businesses and assets. Pending such uses, the remaining proceeds are being invested by the Company in accordance with its current investment policies.

Effective August 1, 1996, UICI acquired 20% of the minority interest of its subsidiary, Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $9.8 million in cash. This increases UICI's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value.

During September 1996, the Company securitized $31.6 million of credit card loans. The securitization involved the sale of $26.4 million of asset backed securities in which the Company purchased participating interests totaling $2.9 million. During the fourth quarter of 1996, an additional $2.6 million of proceeds will be received from investors as the growth of the collateral pool allows. The proceeds received by the Company were used for general corporate purposes including the purchase of investments.

In September 1996, UICI entered into three separate stock purchase agreements with United Dental Care, Inc. to sell its three dental benefit companies in the HealthCare Solution Partners Division. Total proceeds to be received by UICI on the sale will be approximately $12.0 million. UICI will realize a gain on the sale of the companies of approximately $6.5 million. The sale of one of the companies was completed in October 1996 and UICI realized a gain of $2.0 million. The completion of the sale of the two remaining companies is contingent upon certain conditions including approvals from the appropriate state insurance departments. It is likely that the sale of the two remaining companies will occur either in the fourth quarter of 1996 or first quarter of 1997. The operations of the dental benefit companies were not material to the operations of the Company. For the nine month period ended September 30, 1996 these companies contributed net income of $0.01 per share compared to no contribution to net income per share for the same period in 1995.

As part of the Company's tax planning strategy during the fourth quarter of 1996, the Company intends to recognize certain unrealized losses in its insurance subsidiaries investment portfolios. The insurance subsidiaries file separate tax returns from UICI and will be able to carryback the realized losses on sale of investments to recapture taxes paid in prior years on the realized gains on sale of investments. By taking these losses on the sale of investments during the fourth quarter of 1996, it will partially if not totally offset any gain realized by UICI on the sale of the dental benefit companies.

In November 1996, the Company acquired through a stock exchange agreement 100% of Amli Realty Co. ("ARC"). The Company exchanged approximately 1,650,000 shares of its common stock for all of the outstanding common stock of ARC. The transaction will be accounted for under the pooling of interest method. ARC is a full-service real estate organization whose principal investment is a 14% equity interest in Amli Residential Properties Trust, a publicly traded real estate investment trust.

PART II.  OTHER INFORMATION
ITEM 6 -- Exhibits and Reports on Form 8-K                                Number
                                                                          ------

  (a)  Exhibits.

       Exhibit 11 - Statement Re:  Computation of per share earnings.

  (b)  Reports on Form 8-K.

       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          UICI
                                                      (Registrant)





Date: November 12, 1996                 /s/W. Brian Harrigan
      -----------------                 ----------------------------
                                                W. Brian Harrigan, President





Date: November 12, 1996                 /s/Vernon R. Woelke
      -----------------                 ---------------------------
                                                Vernon R. Woelke, Treasurer
                                                    (Chief Financial Officer)