Form 10-K405
period 1996-12-31
UNITED INSURANCE COMPANIES INC
filed 1997-03-24
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         From the transition period from                  to                 .
                                         ----------------    ----------------


                           Commission File No. 0-14320

                                       UICI
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            75-2044750
                   --------                            ----------
 (State or other jurisdiction of incorporation       (IRS Employer
               or organization)                   Identification No.)

  4001 McEwen Drive, Suite 200, Dallas, Texas            75244
  -------------------------------------------            -----
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (972) 960-8497
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                                on which registered
   -------------------                                -------------------
          None                                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X        No
                                  ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was $1,051.4 million.

The number of shares outstanding of $0.01 par value Common Stock, as of March 7, 1997 was 45,130,859.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         UICI and subsidiaries (the "Company") provides health and life insurance and other service financial products to selected niche markets. On June 27, 1996, the Company announced that shareholders had approved a name change for the Company from United Insurance Companies, Inc. to UICI. The change was effective July 1, 1996. The name change is indicative of the Company's broadening activities beyond its historical core life, accident and health insurance business. The Company issues health insurance policies to the self-employed and student markets. For the self-employed market, which includes self-employed individuals and individuals who work for small businesses with five or fewer employees, the Company offers a range of health insurance products. Catastrophic hospital and basic hospital-medical expense plans are tailored to an insured's individual needs and include managed care options such as a Preferred Provider Organization ("PPO") plan as well as other coverage modifications. The Company markets these products through "dedicated" agency sales forces, consisting of over 5,000 independent contractors who primarily sell the Company's products. For the student market, the Company offers tailored insurance programs which generally provide single school year coverage to individual students primarily at universities but also at public and private schools for kindergarten through grade 12. In this market, the Company sells its products through in-house account executives who focus on colleges and universities on a national basis. Health insurance premiums were $501.2 million in 1996, or 69% of the Company's total revenues.

         The Company issues life insurance products to selected niche markets and acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life insurance policies issued by the Company are marketed through a dedicated agency sales force. In addition, the Company assists individuals with no, or troubled, credit experience in obtaining a nationally recognized credit card by providing financial support for the card. This product is marketed through a sales force of independent contractors. The Company also offers a variety of services and technologies focused on lower cost associated with healthcare administration. The Company acquired a real estate organization in 1996 that is focused on the development, acquisition and management of institutional quality multifamily communities in the Southeast, Southwest and Midwest areas of the United States.

         At its inception in 1984, the Company's business consisted solely of coinsurance of health and term life insurance policies sold by United Group Association, Inc. ("UGA") agents to the self-employed market and issued by subsidiaries of AEGON USA, Inc. (together with its subsidiaries, "AEGON"). Principally through acquisitions of insurance companies and blocks of life insurance and annuity policies, and the development of the underwriting and administrative capabilities to issue insurance policies directly, the percentage of the Company's total revenues in 1996 relating to the coinsurance business decreased to 32% from 35% in 1995 (although in absolute terms such revenues continued to increase over prior years).

         On April 1, 1996 the Company acquired AEGON's underwriting, claims management and administrative capabilities related to products coinsured by the Company. In connection with this transaction, UGA agents began to market health insurance products of the Company rather than the coinsured product.
See "Health Insurance -- Coinsurance Arrangements." Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments which are estimated not to exceed $5.0 million. UGA was owned 100% by the Company's Chairman at December 31, 1996. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of approximately $11.0 million, which approximates market value of the tangible assets. The elimination of the sharing of business with AEGON and the acquisition of the agency force are expected to have a positive impact on the long term future of the Company.

         The Company's principal subsidiaries through which the business of the Self-Employed Health Insurance Division, Student Health Insurance Division and the Life Insurance and Annuity Division are conducted are The MEGA Life and Health Insurance Company ("MEGA"), which is wholly-owned by the Company, Mid-West National Life Insurance Company of Tennessee ("Mid-West"), in which the Company owns 99% of the outstanding stock, and The Chesapeake Life Insurance Company ("Chesapeake"), in which the Company owns 78% of the outstanding stock. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health and life insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except Kansas, New Jersey, New York and Vermont. MEGA is currently rated "A (Excellent)," Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

         The business of the Credit Services Division is conducted primarily through UICI, Specialized Card Services, Inc., a wholly-owned subsidiary, and United Membership Marketing Group, LLC, in which the Company owns 85% of the outstanding equity.

         The HealthCare Solutions Division operates through a number of wholly-owned and partially owned subsidiaries, as well as companies in which the Company does not hold a majority interest. Effective January 1, 1997, the Company acquired the remaining interest of its subsidiaries Insurdata Incorporated ("Insurdata") and UICI Insurance Administrators, Incorporated ("UAI"), formerly Insurnational Insurance Administrators Inc., based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata and UAI in October 1995.

         In November 1996, the Company acquired through a privately negotiated stock exchange agreement 100% of Amli Realty Co. ("ARC"). ARC is a full-service real estate organization whose principal investment is a 11% equity interest in Amli Residential Properties Trust, a publicly traded real estate investment trust. The Company, including ARC, has a 14% equity interest in Amli Residential Properties Trust.

         The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. Its telephone number is (972) 960-8497.

BUSINESS STRATEGY

         The Company seeks to continue to expand its business profitably and strengthen its position in the markets in which it competes. The key elements of its strategy are as follows:

         Dedicated Agent Network. The Company's strategy in the self-employed market is to align itself closely with its sales forces. Substantially all of the health insurance either issued or coinsured by the Company in the self-employed market is sold through a nationwide network of agents associated with UGA or agents associated with Cornerstone Marketing of America ("CMA"). UGA, with over 3,800 agents, was wholly owned by Mr. Ronald L. Jensen, Chairman of the Board of Directors of the Company as of December 31, 1996. Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA. CMA, with approximately 1,200 agents, is a marketing division of the Company. The agents, as a condition of receiving customer leads, exclusively sell insurance products offered by UGA and CMA. The Company believes that the use of dedicated sales forces, as opposed to insurance brokers who sell products for a number of carriers, leads to better marketing performance because such agents are committed to the Company's products. The Company also believes that the recruitment, training and motivation of agents are key factors in the success and growth of the Company.

         Employee and Agent Stock Ownership. The Company believes that agents and employees are more productive and remain associated with the Company longer when they own Common Stock of the Company ("Common Stock"). Since 1987, the Company has provided agents and employees with stock plans that allow them to systematically buy Common Stock. Through these stock ownership plans, the agents and employees of the Company owned in the aggregate approximately 13% of the Common Stock as of December 31, 1996, which does not include any shares held by agents and employees outside of these plans.

         The Company believes that the stock plans have grown primarily due to their design and the performance of the Company's stock price over the last eleven years. The plans are structured to encourage participation in a disciplined manner. Agents are eligible to participate in the plans after one full calendar year of service. Participant contributions are matched by contributions from the Company. The amount of permitted contributions made by the agents is based on sales performance. Matching contributions of terminated participants which have not vested (or are otherwise not payable under the applicable plans) do not revert back to the Company, but rather are allocated to the remaining participants, providing further incentive to remain with the Company. Share purchases pursuant to the plans are made in the open market, thus avoiding dilution to existing stockholders.

         Focus on Niche Markets. The Company attempts to identify niche markets which it believes are underserved by larger competitors and in which it has the skills and marketing resources required to achieve profitability and growth. Initially, the Company targeted the self-employed health insurance market. By focusing on this market, the Company has been able to design and market its product offerings, structure its coverage benefits and process claims to more effectively service the needs of the self-employed. In 1987, the Company identified a niche opportunity in the student health insurance market, and has subsequently increased premiums from $17.0 million in 1987 to $91.3 million in 1996. The Company believes that it provides student health insurance plans to more universities than any other single insurer. The Company also markets a life insurance product which includes a rider committing the Company to provide loans to fund the higher education of the children of the insured. Annualized premiums of new policies sold in 1996 for this product were approximately $20.0 million, as compared to approximately $2.0 million in 1993. In 1993, the Company began offering credit support services to individuals not being served by the larger financial institutions that issue major credit cards. In 1996, this division had revenues of $39.7 million.

         Policy Design and Claims Management. The Company's traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events which require hospitalization. This policy design, which includes high deductibles, reduces the frequency of covered claims requiring processing, thus controlling administrative expenses. The Company seeks to price its products in a manner that accurately reflects its underwriting assumptions and targeted margins, and relies on the marketing capabilities of its dedicated agency sales forces to sell these products at prices consistent with these objectives. For the last five fiscal years, the Company's average combined ratio for the Self-Employed Health Insurance Division was 93% and the combined ratio has ranged from 91% to 95%.

         The Company maintains administrative centers with full underwriting, claims management and administrative capabilities. The Company believes that by processing its own claims it can better assure that claims are properly processed and utilize the claims information to periodically modify the benefits and coverages of its policies.

         Managed Care Products. In 1995 the Company also placed additional emphasis on incorporating managed care features of a PPO into its health plans in order to further control health care costs. The health plans with managed care options generally provide greater coverage for preventive and other services not requiring hospitalization such as periodic examinations and doctor visits. These plans also generally have lower deductibles and co-payments for services that are received from providers that are in the PPO network.

         HealthCare Solutions. The Company formed the HealthCare Solutions Division in 1995 to leverage its capabilities in systems development, insurance underwriting, claims processing, risk management and marketing in order to provide services that enhance the delivery of quality health care administration. The division focuses on providing advanced paperless technologies to reduce costs associated with "traditional" health care administration, value added administrative and outsourcing services to health care payers and providers, and underwriting, risk management and consulting services to clients in the self insured and managed health care markets, including groups of physicians, large employers, managed care organizations and other insurers. Since June 1995, the Company has started and acquired controlling interests in several companies related to the HealthCare Solutions Division for $53.3 million, in cash and common stock.

HEALTH INSURANCE

         The Company directly markets health insurance policies primarily to two markets. The Self-Employed Health Insurance Division serves the self-employed market, which includes self-employed individuals and individuals who work for small businesses, generally with five or fewer employees. The Student Health Insurance Division serves the student market, which includes college and university students and students in kindergarten through grade 12.

Self-Employed Health Insurance Division

         Market. According to the Bureau of Labor Statistics, there were approximately 10.5 million self-employed individuals at the end of 1996. There are currently in force approximately 323,000 basic health policies issued or coinsured by the Company. The Company believes that there is significant opportunity to increase its penetration in this market.

         Products. The health insurance products directly issued and coinsured by the Company are substantially similar. The basic health insurance plans are as follows:

         o The Group Catastrophic Hospital Expense Plan provides a lifetime maximum benefit ranging from $2,000,000 to $5,000,000 and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1,000,000. Covered expenses are subject to a deductible and are reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement. The benefits for this plan tend to increase as hospital care expenses increase and therefore the premiums for these policies are subject to increase as overall hospital care expenses rise.

         o The Group Basic Hospital-Medical Expense Plan has a $1,000,000 lifetime maximum benefit and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a "scheduled benefit" nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience and thus future premium increases for this policy are expected to be less than on the catastrophic policy.

         o Group Preferred Provider Plan - The Company has placed additional emphasis on policies which incorporate managed care features of a PPO, which are designed to control health care costs. The health plans that provide the PPO option generally provide greater coverage for preventive medical and other services not requiring hospitalization such as periodic examinations and doctor visits. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network. The increased benefits in the PPO products are expected to result in a higher loss ratio than the traditional indemnity products. This higher loss ratio is expected to be offset by a lower expense ratio due to lower commissions on the PPO products.

         Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder.

         The Self-Employed Health Insurance Division had premium revenues of $409.9 million, $383.4 million, and $330.8 million, (56%, 60%, and 63% of total revenue), in 1996, 1995 and 1994, respectively.

         Marketing and Sales. The Company's marketing strategy in the self-employed market is to closely align itself with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through dedicated independent agents associated with the Company.

         The agents are independent contractors and not employees of the Company and all of the compensation they receive from the Company is based upon their sales production. UGA and CMA are each organized into geographical regions having regional directors, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in management).

         UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, common stock ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders, who are frequently assisted by Company.

         The health insurance products issued by the Company are primarily issued to members of various independent membership associations which endorse the products and act as the master policyholder for such products. Two principal membership associations in the self-employed market are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Health Care ("AAHC") . The associations provide their membership with a number of endorsed products, although health insurance is often the product of major interest to potential members. Individuals may not obtain insurance under the associations' master policies unless they are members. UGA agents and CMA agents also act as enrollees of new members for the associations. Although the Company has no formal agreements with these associations requiring the associations to continue as the master policyholder and endorse the Company's insurance products to their respective members, the Company considers its relationship with these associations to be good.

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

         Coinsurance Arrangements. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extracontractual charges and other payments. Such insurance policies are underwritten and administered by the Company.

         Since the Company's inception, a substantial portion of the health insurance policies sold by UGA agents has been issued by AEGON and coinsured by the Company. Effective April 1, 1996, substantially all new health insurance policies sold by UGA were directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON (the "AEGON Transaction"). The Company retains 100% of the premiums and pays all of the costs of such new policies. During the transition period, UGA agents will continue to sell health insurance policies issued by AEGON and coinsured by the Company in each state where UGA sells insurance until regulatory approvals for the Company to directly issue its policies in such state are received. The Company expects to obtain approval from all of the few remaining states in 1997. The Company and AEGON maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 60% in 1997 and thereafter until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price described in the agreement.

         As anticipated, the AEGON Transaction did not have a material impact on the results of the operations for the Company in 1996. However, as new health insurance policies are issued by the Company (of which the Company will retain 100%) and as health insurance policies issued by AEGON (of which the Company will have coinsured a maximum of only 60%) lapse, the Company expects premiums will increase as its share of premiums on the policies sold by UGA increases. In 1996, health insurance policies sold by UGA and issued by AEGON produced premiums of $387.8 million of which the Company's share was 57.5%, or $223.0 million. There can be no assurance that the Company's premium revenues from the operations will actually achieve any specified level. As the premiums for insurance issued directly by the Company increase, the Company will be required to increase the statutory capital and surplus in its insurance subsidiaries in order to maintain the ratings it currently has from A.M. Best and other rating agencies.

         As part of the AEGON Transaction, the Company acquired AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON's insurance center for approximately $10.0 million. The Company also offered employment to substantially all of the 700 employees located at the center. The Company believes that this will ensure a continuation of the quality, cost effective underwriting, claims processing and customer service expertise that has contributed to the profitability of the coinsured business.

         Acquisition of Blocks. From time to time, the Company may acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case-by-case basis and have generally not represented a material percentage of Self-Employed Health Insurance Division revenue.

Student Health Insurance Division

         Market. The student market is comprised of students attending colleges and universities in the United States and Puerto Rico and those attending public and private schools in kindergarten through grade 12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States which have a combined enrollment of approximately 10.3 million students. For the 1995-1996 school year, 370 of these institutions, with a combined enrollment of approximately 2.8 million, authorized the Company to offer its health insurance plans to their students. Approximately 275,000 of these students purchased health insurance from the Company during this period. The Company believes that it provides student health insurance plans to more universities than any other single insurer.

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

         The Student Health Insurance Division had premium revenues of $91.3 million, $90.4 million, and $84.4 million (13%, 14%, and 16% of total revenue), in 1996, 1995, and 1994, respectively.

         Marketing and Sales. The Company markets to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and the Company, if selected, is endorsed as the provider of health insurance for students attending that school. At December 31, 1996, there were 21 account executives.

         The kindergarten through grade 12 business will be marketed primarily in Oregon, Washington, Louisiana, Oklahoma and Texas.

LIFE INSURANCE AND ANNUITY

         At December 31, 1996, the Life Insurance and Annuity Division had over
4.9 billion of life insurance in force and approximately 337,000 individual policyholders. The division has grown primarily through acquisitions of blocks of life insurance and annuity policies. The Company also issues life insurance and annuity policies directly in certain niche markets.

         The Life Insurance and Annuity Division had premium revenues of $46.6 million, $45.3 million, and $40.7 million (6%, 7%, and 8% of total revenue), in 1996, 1995, and 1994, respectively.

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

Marketing and Sales.

         Life insurance products are marketed and sold through the Company's network of 800 dedicated agents. This marketing organization was acquired in 1993 and has since been expanded to cover 35 states from only five at the time of the acquisition. Annualized premiums for policies issued in 1996 increased to $20.0 million from $2.0 million in 1993.

         The division also offers a credit life and credit disability policy through brokers and reinsures over fifty percent (50%) of the business. Annualized gross direct premiums for policies issued in 1996 increased to $30.0 million from $19.2 million in 1995.

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

         In 1991, the Company entered into an agreement whereby it services a block of policies with life insurance and annuity reserves of $125.0 million, as of the date of the service agreement, for an unrelated company. At December 31, 1996, total life insurance and annuity reserves for this block were $88.8 million. The Company receives a fee for servicing the policies and will also participate in 50% of the profits or losses of the block of business after the unrelated company has realized statutory earnings equal to its purchase price of $20.0 million. There was no financial investment by the Company. No assets or liabilities, income or expense of this block of business are reflected in the Company's Consolidated Financial Statements but rather are carried on the unrelated company's financial statements. The Company's Consolidated Financial Statements reflect only the servicing fee currently earned. As of December 31, 1996, the unrelated company had realized statutory earnings of $20.0 million on this block and the Company anticipates that it will begin participating in the profits of this business in 1997.

         In August 1994, the Company entered into a similar transaction whereby the Company acquired a block of life insurance and annuity policies. At December 31, 1996, total life insurance and annuity reserves for this block were $31.5 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated reinsurer. Also, after the unrelated reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and all remaining policies will be recaptured by the Company at no cost.

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

         The credit program is administered by United Membership Marketing Group, LLC ("UMMG"), an 85%-owned subsidiary of the Company, which markets through a sales force of independent contractors located in 35 states. At March 1, 1997, there were approximately

780 representatives. UMMG and its sales representatives receive commissions from AFCA for enrolling members in the association.

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

         Historically, the credit card was issued by a bank in South Dakota which receives a monthly fee for each card issued. The Company assumes the credit risk for the cards issued and retains the profit, if any, from the credit card business. The Company also provides cardholder services and performs collection services at its service center located in South Dakota.

         The Company has successfully chartered a new special-purpose national bank for the purpose of issuing these credit cards in the future. United Credit National Bank in Sioux Falls, South Dakota was officially chartered on February 3, 1997 and the Company anticipates that the first account will be issued in April 1997. This will reduce the costs associated with credit card account issuance and maintenance.

         The Company was successful in the offering of $29.0 million of credit card asset backed securities in September of 1996. The requisite AAA rating by Standard & Poors and Moody's was obtained through a combination of collateralization and insurance, both of which required satisfactory results of extensive due diligence reviews of the Credit Services Division. This enhances the Company's cash flows and ability to tap into other market sources.

         The Credit Services Division had revenues of $39.7 million,$28.3 million and $10.8 million in 1996, 1995 and 1994, respectively.

HEALTHCARE SOLUTIONS

         The Company believes the delivery of health care in the United States will continue to change and that the infrastructure required to meet the needs of emerging health care market opportunities must incorporate "value added" sophistication while lowering costs for various components of the health care delivery system. The Company formed the HealthCare Solutions Division to leverage its capabilities in systems development, insurance underwriting, claims processing, risk management and marketing in order to provide services that enhance the delivery of quality health care administration. The division focuses on providing advanced paperless technologies to reduce costs associated with "traditional" health care administration, value added administrative and outsourcing services to health care payers and providers and underwriting, risk management and consulting services to clients in the self insured and managed health care markets, including groups of physicians, large employers, managed care organizations and other insurers. Since June 1995, the Company has started and acquired controlling interests in various companies related to the HealthCare Solutions Division for $53.3 million, in cash and common stock.

         In September 1996, the Company entered into stock purchase agreements to sell its three dental benefit companies. Total proceeds to be received by the Company on the sale will be approximately $12.0 million. The Company will realize a gain on the sale of the companies of approximately $6.5 million. The Company has completed two of the sales, one in October 1996 and one in January 1997 for a realized gain of $2.0 million and $3.2 million, respectively. The Company expects to complete the remaining sale by March 31, 1997.

         The HealthCare Solutions Division had revenues of $42.8 million and $17.8 million in 1996 and 1995, respectively.

Paperless Technologies

         Health benefit claims processing (medical and dental) for insurance companies and Blue Cross plans has historically been a costly activity, requiring significant amounts of paper to complete a single transaction. The Company believes that the elimination of paper claims processing and the move to a fully electronic environment for claims submission adjudication and payment will increase payer efficiency and lower overall administrative costs.

         Paperless Adjudication, Ltd. ("PAL"), in which the Company and the Company's Chairman of the Board each own approximately a one-third interest, has developed a system that provides "on-line, real time" medical claim submission, eligibility determination, benefit calculation and electronic funds transfer to participating physicians. Claims are submitted directly from the physician's office and payment is made via electronic funds transfer. The system eliminates the majority of the paperwork typically inherent in such a transaction, as well as a significant portion of the associated costs of claims processing for both physicians and insurers. The system is designed to enhance most health care payer claim systems and is currently operational in three markets processing medical and dental claims.

         In August 1996, the Company started two new entities which fit well with our paperless technology. Satellite Image Systems, LLC ("SIS"), in which the Company owns a 51% interest, provides data capture and document processing services and converts paper health claim forms into electronic data for insurance companies, Blue Cross plans, third party administrators ("TPAs") and managed care organizations. BT Systems Integrators, LLC ("BTSI"), in which the Company owns an 80% interest, image enables the health claim process through scanned or faxed digitized images and provides image work flow for any health claim payer. Both SIS and BTSI work with current payer systems.

         With the addition of SIS and its ability to integrate with PAL, the number of health care transactions PAL and SIS can process has increased. The Company anticipates the number of health care transactions PAL and SIS will process in 1997 will increase dramatically over 1996.

Administration and Outsourcing Services

         Through its ownership interests in several businesses, the Company seeks to deliver claims processing solutions to payers such as other insurers, Blue Cross plans, health maintenance organizations ("HMOs") and TPAs. In addition, the Company seeks to deliver system solutions to physician and hospital groups for both claims processing and total business office outsourcing.

         Insurdata, in which the Company owns a 100% interest, is a health care payer systems development company providing technological solutions for health claims processing and claims data management. The system is used by several Blue Cross health plan administrators, insurers and TPAs. Insurdata integrates a variety of technologies to eliminate paper and human intervention in claims processing.

         IPN Network, LLC ("IPN"), in which the Company owns a 75% interest, provides comprehensive outsourcing services for hospital business office management, accounts receivable management for hospitals and health claims clearinghouse functions. IPN provides business office management services for approximately 20 hospitals, primarily in the southeastern United States, health claim clearinghouse functions for over 100 hospitals and home health care and outpatient services billing for over 150 clients.

         UAI, in which the Company owns a 100% interest, is a full service TPA employing Insurdata's systems, advanced imaging technology and paperless workflow serving employers who elect to self-fund their medical, dental or other employee benefit plans under ERISA and for insurers who wish to outsource their claims processing and payment functions.

         WinterBrook HealthCare Management ("WinterBrook"), in which the Company owns a 73% interest, provides managed care network management services to employers, insurers, managed care organizations and provider groups. WinterBrook also manages PPO networks for insurers and large employers and provides claims repricing services to insurers and TPAs.

Underwriting, Risk Management and Consulting Services

         The Company believes that physicians, hospitals and large employers will increasingly assume greater financial risk, either on a stand-alone basis or in partnership with insurance companies or HMOs. With its knowledge of insurance, underwriting and risk management, the Company has the capability to partner with physician and hospital groups to share this risk. In addition, the Company manages underwriting facilities for physician and hospital excess loss insurance, HMO reinsurance and other types of managed care reinsurance. The Company also manages underwriting facilities for employer stop loss, works with physician organizations and provides employee benefit consulting services.

REINSURANCE

         The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by the Company on one individual in the case of life insurance is $100,000. The Company uses reinsurance for its health insurance business only for limited purposes. It does not reinsure any health insurance issued or coinsured in the self-employed market.

         Reinsurance agreements are intended to limit an insurer's maximum loss. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

         Although the Company, through coinsurance, assumes risks under policies issued by AEGON, and has occasionally used assumption reinsurance to acquire blocks of insurance from other insurers, it does not regularly assume risks of other insurance companies. See "Business -- Health Insurance -Coinsurance Arrangements."

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

         Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC") , insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 1996 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

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

         The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on the Company's insurance business.

         Certain of the Company's subsidiaries, and the manner in which their businesses are conducted, are also subject to regulation not directly related to the business of insurance. The marketing practices of the Credit Services Division are subject to state credit service organization laws and other consumer protection statutes. The Credit Services Division's products are also subject to regulations promulgated by the Federal Reserve, Federal Deposit Insurance Corporation ("F.D.I.C.") and the Comptroller of the Currency ("O.C.C."). The Company's credit card product was recently reviewed by the O.C.C. and F.D.I.C. in conjunction with their evaluation and subsequent approval of the Company's application to charter a new national bank. In order to continue to have government guaranteed student loans made available through the Company, the Company is required to maintain its status as a qualified lender for federal student loan programs under applicable Department of Education regulation.

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

         State and federal regulation is continually changing and the Company is unable to predict whether or when any such changes will be adopted. It is possible, however, that the adoption of such changes could adversely affect the manner in which the Company's subsidiaries conduct their business and the Company's results of operations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Health Care Reform."

EMPLOYEES

         The Company had approximately 2,100 employees at March 3, 1997. The Company considers its employee relations to be good. The dedicated agents of the Company are independent contractors and not employees of the Company.

ITEM 2.  PROPERTIES

         The Company and its subsidiaries rent office space at various locations. The Company also owns two office buildings in Tarrant County, Texas with approximately 150,000 square feet.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("NASDAQ") under the Symbol "UICI". The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on Nasdaq. The stock prices for the first quarter of 1995 have been restated to reflect the four-for-one stock split effective June 1, 1995.

FISCAL YEAR ENDING DECEMBER 31, 1995               HIGH               LOW
------------------------------------             --------          ---------
1st Quarter .................................    $ 10 3/8          $  8 9/16
2nd Quarter .................................      15 3/8            10 3/16
3rd Quarter .................................      15 5/8            12 3/8
4th Quarter .................................      19                14

FISCAL YEAR ENDING DECEMBER 31, 1996
------------------------------------

1st Quarter .................................    $ 23 1/2          $ 19
2nd Quarter .................................      22 3/4            19 5/8
3rd Quarter .................................      27 1/4            20 5/8
4th Quarter .................................      33 5/8            25 1/4

         As of February 28, 1997, there were approximately 9,100 holders of record of Common Stock.

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

         In November 1996, the Company acquired through a stock exchange 100% of Amli Realty Co. ("ARC"). Pursuant to the stock exchange agreement, the Company issued an aggregate of 1,634,876 shares of Common Stock to the stockholders of ARC and to persons who held options to acquire shares of ARC stock. Exemption from registration for this issuance was claimed pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as a private placement pursuant to a privately negotiated transaction.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                           YEAR  ENDED  DECEMBER  31,
                                                   ---------------------------------------------------------------------
                                                       1996           1995          1994           1993          1992
                                                   ------------    ----------    ----------     ----------    ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
INCOME STATEMENT DATA:
Revenues
  Premiums:
     Health ......................................   $  501,185    $  473,778    $  415,251     $  343,743    $  299,955
     Life and other considerations................       46,570        45,353        40,659         24,977        11,815
  Net investment income ..........................       71,345        65,054        47,956         39,226        36,987
  Fees and other income ..........................      110,841        54,726        24,920         35,898        10,032
  Gains (losses) on sale of investments ..........          652         2,163        (5,840)         7,945        12,555
                                                     ----------    ----------    ----------     ----------    ----------
         Total revenues ..........................      730,593       641,074       522,946        451,789       371,344

  Benefits and expenses
     Benefits, claims, and settlement expenses ...      335,895       320,501       275,945        224,360       184,669
     Underwriting, acquisition and insurance
         expenses ................................      280,802       230,003       189,073        173,013       136,643
     Interest expense ............................        2,514         3,909         1,913          1,397         1,625
                                                     ----------    ----------    ----------     ----------    ----------
         Total benefits and expenses .............      619,211       554,413       466,931        398,770       322,937
     Income before federal income taxes and
         minority interests ......................      111,382        86,661        56,015         53,019        48,407
     Federal income taxes ........................       36,190        29,040        18,399         17,503        16,398
                                                     ----------    ----------    ----------     ----------    ----------
     Income before minority interests ............       75,192        57,621        37,616         35,516        32,009
     Minority interests ..........................        5,945         4,293         1,438          2,671         4,467
                                                     ----------    ----------    ----------     ----------    ----------
         Net Income ..............................   $   69,247    $   53,328    $   36,178     $   32,845    $   27,542
                                                     ==========    ==========    ==========     ==========    ==========

  Fully diluted net income per share(1) ..........   $     1.66    $     1.41    $     0.96     $     0.88    $     0.79
                                                     ==========    ==========    ==========     ==========    ==========
  Operating net income per share(1)(2) ...........   $     1.65    $     1.37    $     1.06     $     0.75    $     0.60
                                                     ==========    ==========    ==========     ==========    ==========

  Weighted average fully diluted
     shares outstanding(1) .......................       41,642        37,940        37,626         37,575        35,844

OPERATING RATIOS:
  Health Ratios:
     Loss ratio(3) ...............................           58%           58%           57%            55%           55%
     Expense ratio(4) ............................           33%           33%           36%            39%           40%
                                                     ----------    ----------    ----------     ----------    ----------
     Combined health ratio .......................           91%           91%           93%            94%           95%
                                                     ==========    ==========    ==========     ==========    ==========

BALANCE SHEET DATA:
  Total investments and cash .....................   $1,098,313    $  937,185    $  842,867     $  727,248    $  506,797
  Total assets(6) ................................    1,320,988     1,130,859     1,031,263        814,793       577,726
  Total policy liabilities .......................      807,324       787,905       778,676        616,615       426,193
  Total debt .....................................       30,943        50,381        56,155         19,500            --
  Stockholders' equity ...........................      432,918       248,819       170,923        154,768       110,999
  Stockholders' equity per share(1)(5) ...........   $     9.55    $     6.33    $     5.04     $     4.09    $     3.13

STATUTORY DATA:
Statutory admitted assets ........................   $  981,675    $  911,219    $  861,899     $  737,519    $  625,637
Statutory capital and surplus and
  asset valuation reserve ........................      222,215       168,283       135,115        108,300        93,217

(1) Share and per share amounts have been restated to reflect the effect of the June 1995 four-for-one stock split.
(2) Operating net income represents net income excluding realized gains or losses on sale of investments, net of federal income taxes and minority interests.
(3) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of health premiums.
(4) The health expense ratio represent underwriting, acquisition and insurance expenses related to health insurance policies stated as a percentage of health premiums. Expenses relating to providing administrative services are not included.
(5) Excludes the net unrealized investment gains or losses which is reported as a separate component of stockholders' equity.
(6) Total assets and total policy liabilities prior to 1993 have been restated to reflect the adoption of Financial Accounting Standard (FAS) 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claim liabilities. The Credit Card segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission, specifically the Company's prospectus filed April 26, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

         The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity, (iii) Credit Services, and (iv) Corporate and Other, which includes the businesses of the HealthCare Solutions Division, Real Estate Division, investment income not allocated to the other segments, interest expense and general expenses relating to corporate operations and realized gains or losses on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

         The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  1996      1995      1994
                                                                 ------    ------    ------
Revenues ....................................................     100.0%    100.0%    100.0%
Benefits, claims, and settlement expenses ...................      46.0      50.0      52.8
Underwriting, acquisition and insurance expenses ............      38.4      35.9      36.1
Interest expense ............................................       0.3       0.6       0.4
                                                                 ------    ------    ------
                                                                   84.7      86.5      89.3
Income before federal income taxes and minority interests ...      15.3      13.5      10.7
Federal income taxes ........................................       5.0       4.5       3.5
                                                                 ------    ------    ------
Income before minority interests ............................      10.3       9.0       7.2
Minority interests ..........................................       0.8       0.7       0.3
                                                                 ------    ------    ------

        Net income ..........................................       9.5%      8.3%      6.9%
                                                                 ======    ======    ======

CONSOLIDATED RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

         Revenues. Revenues increased to $730.6 million in 1996 from $641.1 million in 1995, an increase of $89.5 million, or 14%. The increase was a result of increases in premiums, net investment income, and fees and other income.

         Health premiums. Health premiums increased to $501.2 million in 1996 from $473.8 million in 1995, an increase of $27.4 million, or 6%. After deducting the health premiums from a 1995 acquired block of health insurance policies, health premiums increased 9% in 1996 compared to 1995. The increase was primarily due to the growth in sales of new health insurance policies and increased premiums from coinsured policies. In 1996, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 57.5% from 55% in 1995.

         Life premiums and other considerations. Life premiums and other considerations increased to $46.6 million in 1996 from $45.3 million in 1995, an increase of $1.3 million, or 3%. The increase was a result of the sale of new life policies. The increase was partially offset by the decrease in premiums and other considerations from closed blocks of life and annuity business.

         Net investment income. Net investment income increased to $71.3 million in 1996 from $65.1 million in 1995, an increase of $6.2 million, or 10%. The increase was due to an increase in invested assets which was partially offset by a lower yield on invested assets. Invested assets increased to $1,082.9 million at December 31, 1996 from $931.3 million at December 31, 1995.

         Fees and other income. Fees and other income increased to $110.8 million in 1996 from $54.7 million in 1995, an increase of $56.1 million, or 103%. The increase related primarily to the increase in revenue from the Credit Services segment, revenue from the companies acquired by the HealthCare Solutions Division in 1995 and administrative fees from the administrative operation acquired from AEGON on April 1, 1996.

         Gains on sale of investments. The Company recognized gains on sale of investments of $652,000 in 1996 compared to $2.2 million in 1995. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to increasing long term interest rates in 1996, the net unrealized investment gains on securities classified as "available for sale", reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $2.2 million at December 31, 1996 compared to $6.8 million at December 31, 1995.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $335.9 million in 1996 from $320.5 million in 1995, an increase of $15.4 million, or 5%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 46.0% in 1996 from 50.0% in 1995. The decrease in these expenses were the result of the increased revenues from the Credit Services segment and HealthCare Solutions Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $280.8 million in 1996 from $230.0 million in 1995, an increase of $50.8 million, or 22%. The increase was primarily due to the growth in premium volume, costs associated with the businesses acquired by the HealthCare Solutions Division in 1995 and expenses relating to the administrative operation acquired from AEGON. As a percentage of revenues, these expenses increased to 38.4% in 1996 from 35.9% in 1995.

         Interest expense. Interest expense decreased to $2.5 million in 1996 from $3.9 million in 1995, a decrease of $1.4 million. The decrease was due to a lower cost of borrowing and a lower average amount of debt outstanding in 1996 compared to 1995, due to the use of part of the proceeds from the public offering to pay off $10.3 million of debt.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $111.4 million in 1996 from $86.7 million in 1995, an increase of $24.7 million, or 29%. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                         1996              1995
                                                       --------           -------
                                                        (Dollars in thousands)
Health Insurance:
  Self-Employed Health Insurance Division .........    $ 58,280           $53,008
  Student Health Insurance Division ...............      14,400            11,448
                                                       --------            ------
     Total Health Insurance .......................      72,680            64,456

Life Insurance and Annuity ........................      11,354            11,569
Credit Services ...................................      14,163             1,424

Corporate and Other:
  HealthCare Solutions Division ...................      (4,156)           (4,162)
  Real Estate .....................................       1,013               --
  Other ...........................................      16,328            13,374
                                                       --------           -------
     Total Corporate and Other ....................      13,185             9,212
                                                       --------           -------

                                                       $111,382           $86,661
                                                       ========           =======

         Health Insurance. Operating income for the Health Insurance segment increased to $72.7 million in 1996 from $64.5 million in 1995, an increase of $8.2 million, or 13%. Operating income increased $5.2 million for the Self-Employed Health Insurance Division and $3.0 million for the Student Health Insurance Division. The increase was primarily due to a 6% increase in health premiums, an increase in investment income allocated to the Health Insurance products and profits related to certain lead activities of UGA. The combined health ratio has remained constant at 91% for both years ended December 31, 1996 and 1995.

         Life Insurance and Annuity. Operating income was comparable in 1996 and 1995. Operating income for the Life Insurance and Annuity segment decreased to $11.4 million in 1996 from $11.6 million in 1995, a decrease of $200,000, or 2%. The decrease related primarily to higher commission and agency expenses incurred. The decrease was partially offset by a decrease in policyholder benefits.

         Credit Services. Operating income for the Credit segment business increased to $14.2 million in 1996 from $1.4 million in 1995, an increase of $12.8 million. This is primarily due to an increase in the profit per card and a 38% increase in the number of cards outstanding at December 31, 1996 compared to December 31, 1995.

         Corporate and Other. Operating income for Corporate and Other was $13.2 million in 1996 compared to $9.2 million in 1995. HealthCare Solutions Division incurred comparable operating losses in 1996 and 1995. The losses primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. In October 1996, the Company acquired through a stock exchange agreement 100% of Amli Realty Co. ("ARC"). ARC is a full-service real estate organization whose principal investment is a 11% equity interest in Amli Residential Properties Trust, a publicly traded real estate investment trust. The operations of this acquisition are reported as the Real Estate Division. The Company reported operating income from the Real Estate Division of $1.0 million in 1996. Operating income from other corporate activities increased to $16.3 million in 1996 from $13.4 million in 1995, an increase of $2.9 million. The increase was primarily due to the increase in investment income not allocated to the other segments and the decrease in interest expense. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the net proceeds from the public offering completed by the Company on May 1, 1996. The increase was partially offset by fewer gains realized on sale of investments in 1996 compared to 1995.

CONSOLIDATED RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

         Revenues. Revenues increased to $641.1 million in 1995 from $522.9 million in 1994, an increase of $118.2 million, or 22%. The increase was a result of increases in premiums, net investment income, fees and other income and gains on sales of investments.

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

         Life premiums and other considerations. Life premiums and other considerations increased to $45.3 million in 1995 from $40.7 million in 1994, an increase of $4.6 million, or 11%. The increase was a result of the sale of new life policies.

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

         Fees and other income. Fees and other income increased to $54.7 million in 1995 from $24.9 million in 1994, an increase of $29.8 million, or 120%. The increase relates primarily to the increase in Credit Services segment revenue and revenue from the companies acquired by the HealthCare Solutions Division in 1995.

         Gains (losses) on sale of investments. The Company recognized gains on sales of investments of $2.2 million in 1995 compared to losses of $5.8 million in 1994. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to decreasing interest rates in 1995, the net unrealized investment gains on securities classified as "available for sale" reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $6.8 million at December 31, 1995 compared to net unrealized investment losses of $18.1 million at December 31, 1994.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $320.5 million in 1995 from $275.9 million in 1994, an increase of $44.6 million, or 16%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 50.0% in 1995 from $52.8 in 1994, as a result of the increased revenues from the Credit Services segment and HealthCare Solutions Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $230.0 million in 1995 from $189.1 million in 1994, an increase of $40.9 million, or 22%. The increase was primarily due to the growth in premium volume and costs associated with the expanded operations of the Credit Services segment and the operations of businesses acquired by the HealthCare Solutions Division in 1995. As a percentage of revenues, these expenses remained relatively constant at 35.9% in 1995 compared to 36.1% in 1994, as the increased costs associated with the Credit Services segment and the HealthCare Solutions Division were offset by the decrease in the health expense ratio to 33% in 1995 from 36% in 1994.

         Interest expense. Interest expense increased to $3.9 million in 1995 from $1.9 million in 1994, an increase of $2.0 million. The increase was due to the 8.75% Senior Notes issued June 22, 1994 and additional debt incurred in the financing of the credit card loans.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $86.7 million in 1995 from $56.0 million in 1994, an increase of $30.7 million, or 55%. Operating income (loss) for each of the Company's segments and divisions were as follow:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1995         1994
                                                          --------     --------
                                                         (DOLLARS IN THOUSANDS)
Health Insurance:
  Self-Employed Health Insurance Division ............    $ 53,008     $ 41,272
  Student Health Insurance Division ..................      11,448       10,663
                                                          --------     --------
     Total Health Insurance ..........................      64,456       51,935

Life Insurance and Annuity ...........................      11,569       10,627
Credit Services ......................................       1,424       (1,154)
Corporate and Other:
  HealthCare Solutions Division ......................      (4,162)      (2,206)
  Other ..............................................      13,374       (3,187)
                                                          --------     --------
     Total Corporate and Other .......................       9,212       (5,393)
                                                          --------     --------
                                                          $ 86,661     $ 56,015
                                                          ========     ========

         Health Insurance. Operating income for the Health Insurance segment increased to $64.5 million in 1995 from $51.9 million in 1994, an increase of $12.6 million, or 24%. This increase was due primarily to a 14% increase in health premiums and a decrease in the combined health ratio to 91% in 1995 from 93% in 1994. Operating income increased $11.8 million for the Self-Employed Health Insurance Division and $785,000 for the Student Health Insurance Division.

         Life Insurance and Annuity. Operating income for the Life Insurance and Annuity segment increased to $11.6 million in 1995 from $10.6 million in 1994, an increase of $1.0, or 9%. The increase was due to an increase in premiums, an increase in net investment income allocated to life and annuity products, and a decrease in administrative expenses.

         Credit Services. Operating income for the Credit Services segment was $1.4 million in 1995 compared to a loss of $1.1 million in 1994. The change of $2.5 million was due to the growth in new sales of the credit card program and a decrease in expenses, as a percentage of revenues.

         Corporate and Other. Operating income for Corporate and Other was $9.2 million in 1995 compared to a loss of $5.4 million in 1994. The HealthCare Solutions Division incurred an operating loss of $4.2 million in 1995 compared to a loss of $2.2 million in 1994. The loss was primarily a result of the losses of certain companies in the development stage which was
partially offset by operating income of other businesses.   Operating income
from other corporate activities was $13.4 million in 1995 compared to a loss of $3.2 million in 1994. The increase was primarily due to the excess net investment income not allocated to the other segments and gains on sale of investments. The increase was partially offset by an increase in interest expense.

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

         At the federal level, several competing proposals have been introduced or passed in Congress. One law which was introduced by Senators Nancy Kassebaum and Edward Kennedy (the "Kassebaum-Kennedy legislation") was passed in 1996. The Kassebaum-Kennedy legislation builds upon state initiatives by guaranteeing "group-to-individual" portability. Under the legislation, any person governed by a group insurance plan for at least eighteen months will, on leaving the group plan, have the right to buy an individual policy from any insurance company selling individual health insurance policies in that person's state regardless of whether that person has a pre-existing condition. This provision could result in the Company insuring individuals who under the Company's current underwriting standards would not be insured by the Company, which could have a material adverse effect on the Company.

         The Company is unable to predict when or whether any federal or state proposals, or some combination thereof, will be enacted or, if enacted, the likely impact on the Company. It is possible, however, that the enactment of such health care reform legislation could adversely affect the Company's results of operations. The Company has ceased issuing or coinsuring insurance in the self-employed market in two states as a result of legislative developments.

ACCOUNTING

         Deferred acquisition costs. Under generally accepted accounting principles ("GAAP"), certain policy acquisition costs may be deferred and amortized over the expected life of the policy. For all of the business in the Health Insurance segment, only the commissions and premium taxes related to the unearned premiums are deferred. This amount increased to $17.3 million at December 31, 1996 from $16.1 million at December 31, 1995, due to an increase in insurance issued or coinsured. As a result of an increase in insurance issued in the Life Insurance and Annuity segment, deferred acquisition costs increased to $28.7 million at December 31, 1996 from $19.6 million at December 31, 1995. The remaining deferred acquisition costs of $14.0 million at December 31, 1996 and $20.4 million at December 31, 1995 relates primarily to the cost of various blocks of insurance acquired. Amortization of the cost of insurance acquired accounts for the decrease on this portion. Deferred acquisition costs are reviewed periodically to determine that the unamortized portion does not exceed expected recoverable amounts.

         Claims liabilities.   The Company records a claims liability for its
estimate of the ultimate cost of all reported and unreported claims which are unpaid as of the end of the applicable financial reporting period. Liabilities for medical claims represent the significant majority of claims liability. The Company uses the "incurred date" method to estimate its liability rather than the "service date" method. The "service date" method estimates the liability for all medical services received by the insured prior to the end of the applicable financial reporting period. The "incurred date" method estimates the liability for all medical service related to an accident or illness incurred prior to the end of the period, even though the medical service may
not be received by the insured until a later financial reporting period.   The
"incurred date" method is a more conservative method.

         The Company's claims liabilities are computed using the Company's own experience to estimate outstanding claims. The Company periodically tests its estimation process to monitor the degree to which the Company's method continues to properly estimate future obligations.

INCOME TAXES

         The Company's effective tax rate was 32.5% for 1996 compared to 33.5% for 1995 and 32.9% in 1994. The 1996, 1995, and 1994 effective rate varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash for the Company are premium revenues from policies issued or coinsured, investment income and fees and other income. The primary uses of cash are payments for benefits, claims and commissions under those policies and operating expenses. Net cash provided from operations totaled approximately $125.5 million in 1996, $86.8 million in 1995, and $67.2 million in 1994. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of their pro rata share of future benefits and claims.

         The Company's invested assets increased to $1,082.9 million at December 31, 1996 from $931.3 million at December 31, 1995, an increase of $151.6 million. The primary sources for the asset growth were the investment of the net proceeds from the public offering completed May 1, 1996 and the cash provided by current year operations. The sources were partially offset by the decreases in market values of the fixed maturity securities held as "available for sale", the payment of debt, the purchase of property and equipment, the acquisition of substantially all of the minority interest of an insurance subsidiary, and the withdrawals, net of deposits, from investment products.
The decrease in market values was the direct result of increases in long term interest rates.

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

         The Company had no outstanding balance on its revolving credit note with AEGON at December 31, 1996. The note bears interest at prime plus 0.875%. In 1996, the Company amended the note to increase the amount available on the revolving credit note to $12.0 million. Any amount outstanding will be due August 1, 2002.

         During 1996, the Company borrowed $10.3 million from its revolving credit note with AEGON. On May 1, 1996, the Company repaid the then outstanding balance of $10.3 million with the proceeds from the public offering commenced on April 25, 1996.

         At December 31, 1995, the Company owed $10.7 million to the Company's Chairman of the Board. The note was repaid in full during 1996.

         Effective April 25, 1996, the Company commenced a public offering of 5,175,000 shares of common stock at a price of $20.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million. The Company used $10.3 million of the proceeds to repay the AEGON revolving credit note. The Company also intends to use a portion of the proceeds for capital contributions to its insurance subsidiaries. The insurance subsidiaries of the Company are required by state regulation to maintain certain levels of capital and surplus. In addition, in order to maintain the current ratings of the Company's insurance subsidiaries or improve such ratings in the future, higher levels of capital and surplus may be required. The required levels are generally based on the amount of insurance issued and the quality of invested assets. As premiums increase, the Company is generally required to increase the capital and surplus of the insurance companies. The AEGON Transaction is expected to result in increased premiums for the Company. While the Company is not able to project the exact amount of additional capital and surplus which will be required in the insurance subsidiaries, a portion of the proceeds are expected to be used for this purpose. The remainder of the proceeds are being and will be used for general corporate purposes, including acquisitions of complementary businesses and assets. Pending such uses, the remaining proceeds are being invested by the Company in accordance with its current investment policies.

         During October 1995, the Company acquired the majority interest in Insurdata and UAI, both companies related to the HealthCare Solutions Division. The acquisitions were funded with cash and the issuance of promissory notes to the former stockholders in the amount of $12.0 million due in January 1996.
The promissory notes were non-interest bearing loans and were repaid in January 1996.

         During 1996, the Company securitized $31.6 million of credit card loans. The securitization involved the sale of $29.0 million of asset backed securities in which the Company purchased participating interests totaling $2.9 million. The proceeds received by the Company were used for general corporate purposes including the purchase of investments.

         Effective August 1, 1996, the Company acquired an additional 20% interest in its subsidiary, Mid-West, for $9.8 million in cash. This increased the Company's ownership percentage to 99% from 79%. The purchase price was based on a predetermined formula price which approximated GAAP book value.

         In September 1996, UICI entered into three separate stock purchase agreements with United Dental Care, Inc. to sell its three dental benefit companies in the HealthCare Solution Division. Total proceeds to be received by the Company on the sale will be approximately $12.0 million. UICI will realize a gain on the sale of the companies of approximately $6.5 million. The Company completed two of the sales, one in October 1996 and one in January 1997, for a realized gain of $2.0 million and $3.2 million, respectively. The completion of the sale of the remaining company is contingent upon certain conditions including approvals from the appropriate state insurance department. The operations of the dental benefit companies were not material to the operations of the Company.

         At December 31, 1996, the Company had approximately $765.4 million in student loan commitments outstanding of which the Company expects to fund approximately $110.0 million. These commitments will continue to come due in years 1997 through 2019. The Company estimates that approximately $11.4 million in student loans will be funded in 1997.

         The Company may be required by certain minority stockholders to purchase their shares of subsidiaries of the Company at a predetermined formula price which approximates GAAP book value. The formula price based on information available at December 31, 1996 was $5.7 million.

         Effective January 1, 1997, the Company acquired the remaining interest of Insurdata and UAI, based on a predetermined formula price of $15.1 million.

         The Company has commitments to fund the unused line of credit on the credit card loans. At December 31, 1996, the Company had a $6.0 million letter of credit covering the outstanding commitments.

         The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements which were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeds the ratios in which regulatory corrective action would be required.

         Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Note H to the Audited Consolidated Financial Statements."

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

         Shown below are the Company's investments by category:

                                                       December 31, 1996              December 31, 1995
                                                   -------------------------      --------------------------
                                                                 % of Total                      % of Total
                                                    Carrying      Carrying         Carrying       Carrying
                                                     Amount         Value           Amount          Value
                                                   ----------   ------------      ----------    ------------
                                                                   (Dollars in thousands)
Securities available for sale--
  Fixed maturities, at fair value
    (cost:  1996--$761,168; 1995--$743,945 ....    $  762,927       70.5%           $754,473         81.0%
  Equity securities, at fair value
    (cost:  1996--$13,553; 1995--$5,114) ......        15,106        1.4               5,288          0.6
Guaranteed student loans ......................        18,042        1.7              12,159          1.3
Mortgage and collateral loans .................        15,282        1.4              15,559          1.7
Policy loans ..................................        22,689        2.1              24,042          2.6
Credit card loans .............................        22,489        2.1              36,727          3.9
Real estate investments .......................        30,822        2.8               1,687          0.2
Short-term investments ........................       195,536       18.0              81,337          8.7
                                                   ----------      -----            --------        -----
  Total investments ...........................    $1,082,893      100.0%           $931,272        100.0%
                                                   ==========      =====            ========        =====

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

         Fixed maturity securities. Fixed maturity securities accounted for 70.5% of the Company's total investments at December 31, 1996. Fixed maturity securities consisted of the following:

                                                              December 31, 1996
                                                            ---------------------
                                                            % of Total
                                                             Carrying    Carrying
                                                               Value       Value
                                                            ----------   --------
                                                             (Dollars in thousands)
U.S. Treasury and U.S. Government agency obligations ......   $133,650     17.5%
Corporate bonds ...........................................    358,235     47.0
Mortgage-backed securities issued by U.S...................
  Government agencies and authorities .....................     99,875     13.1
Other mortgage and asset backed securities ................    171,167     22.4
                                                              --------    -----
                                                              $762,927    100.0%
                                                              ========    =====

         Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities which are rated investment grade by the public rating agencies. Also, 37% of the mortgage-backed securities are backed by U.S. Government agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has approximately 1% invested in the more volatile tranches.

         As of December 31, 1996, $730.6 million or 95.8% of the fixed maturity securities portfolio was rated BBB or better (investment grade) and only $32.3 million or 4.2% of the fixed maturity securities portfolio were invested in below investment grade securities (less than BBB). A quality distribution for fixed maturity securities is as follows:

                                                          December 31, 1996
                                                      --------------------------
                                                      % of Total
                                                       Carrying         Carrying
                                                         Value            Value
                                                      ----------        --------
            Rating                                      (Dollars in thousands)
            ------
U.S. Governments and AAA ....................          $383,532            50.3%
AA ..........................................            45,551             6.0
A ...........................................           108,665            14.2
BBB .........................................           192,807            25.3
Less than BBB ...............................            32,372             4.2
                                                       --------           -----
                                                       $762,927           100.0%
                                                       ========           =====

INFLATION

         Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under the major hospital insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under the catastrophic hospital expense plans, covered expenses are generally limited only by a maximum lifetime benefit, a maximum lifetime benefit per accident or sickness, and preferred provider contracts. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense plans as compared to claims under major hospital coverage. As a result, trends in health care costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 1995, the FASB; issued Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for its stock compensation arrangements under the provision of APB 25, "Accounting For Stock Issued To Employees" which is an option allowed by FAS 123.

         In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The provisions of the statement are to be applied to transactions occurring after December 31, 1996 (regardless of an entity's fiscal year) even for transfers of receivables pursuant to securitization structures that previously were established. The Company will implement this statement on any transactions occurring after December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of March 14, 1997.

NAME                           AGE          POSITION WITH COMPANY
----                           ---          ---------------------
Ronald L. Jensen ...........   66    Chairman of the Board of Directors
W. Brian Harrigan ..........   42    President, Chief Executive Officer and Director
Richard J. Estell ..........   51    Executive Vice President and Director
Charles T. Prater ..........   45    Vice President and Director
Vernon R. Woelke ...........   48    Vice President, Treasurer and Director
Robert B. Vlach ............   56    Vice President, Secretary and General Counsel
Gary L. Friedman ...........   42    Director
J. Michael Jaynes ..........   49    Director
Richard T. Mockler .........   59    Director

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

         Mr. Estell has served as Executive Vice President and Director of the Company since January 1989. He is a member of the Executive, Investment and Audit Committees of the Board of Directors. Mr. Estell has served as Chairman of the Board for Mid-West and MEGA and as President of MEGA since January 1989. He has served as Chairman of the Board of Chesapeake since November 1991. He has served as President and Director of National Managers Life Insurance Company, Inc. since December 1991. Mr. Estell became a Director of UGA in 1996. He has served as Director of Fidelity First Insurance Company since February 1997.

         Mr. Prater has served as a Vice President of the Company since 1993 and as a Director since March 1996. Mr. Prater is Chairman of the Investment Committee of the Board of Directors. Mr. Prater has been Chief Executive Officer of the Life and Annuity Division since 1988. Mr. Prater has served as Vice President of Mid-West since March 1987, Vice President of MEGA since April 1991, Director of MEGA and Mid-West since May 1990 and Vice

President and Director of Chesapeake since November 1991. He has served as Chairman of the Board and President of Fidelity First Insurance Company since September 1996.

         Mr. Woelke has served as a Director of the Company since January 1991 and as Vice President and Treasurer since 1985. Mr. Woelke is a member of the Executive and Investment Committees of the Board of Directors. He has served as a Director of MEGA since 1988, Vice President since April 1991; as President of Mid-West since 1988 and as a Director since 1987; and Director of Fidelity First Insurance Company since September 1996. He has also served as a Director and Executive Vice President of Chesapeake since November 1991. He has also served as Treasurer and Director of National Managers Life Insurance Company, Inc. since December 1991. He has also served as President and Director of United Group Reinsurance, Inc. since January 1995. Mr. Woelke has also performed services for other companies in which Mr. Jensen owns an interest.

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

         Mr. Mockler has served as a Director of the Company since January 1991. Mr. Mockler is a member of the Audit Committee of the Board of Directors. Mr. Mockler retired as a partner with Ernst & Young in 1989, after 27 years of service. Mr. Mockler has served as a member of the Board of Directors of Georgetown Rail Equipment Company since 1994 and as Treasurer since October 1996. Mr. Mockler has served as a Director of Snead Research Labs since 1995 and as Treasurer since October 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         See the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the Company's Proxy Statement to be filed in connection with the 1997 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements

    The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                                           Page
                                                                           ----
Independent Auditors' Report on Financial Statements and Financial
    Statement Schedules ................................................... F-2
Consolidated Balance sheets--December 31, 1996 and 1995 ................... F-3
Consolidated Statements of Income--Years ended
    December 31, 1996, 1995, and 1994 ..................................... F-4
Consolidated Statements of Stockholders' Equity--Years
    ended December 31, 1996, 1995, and 1994 ............................... F-5
Consolidated Statements of Cash Flows--Years ended
    December 31, 1996, 1995, and 1994 ..................................... F-6
Notes to Consolidated Financial Statements ................................ F-7

    (a) 2.    Financial Statement Schedules

Schedule II   --   Condensed Financial Information of Registrant
                       December 31, 1996, 1995, and 1994:
                       UICI (Parent Company) .............................. F-31
Schedule III  --   Supplementary Insurance Information .................... F-34
Schedule IV   --   Reinsurance ............................................ F-35
Schedule V    --   Valuation and Qualifying Accounts ...................... F-36

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are non-applicable and therefore have been omitted.

     (a) 3. Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 38.

    (b) Reports on Form 8-K

    None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              UICI
                                                         --------------
                                                          (Registrant)


Date  March 24, 1997                             By   /s/ W. Brian Harrigan
    --------------------                           -----------------------------
                                                    W. Brian Harrigan, President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Ronald L. Jensen                                 Date  March 24, 1997
-------------------------------------------------         --------------------
Ronald L. Jensen, Chairman of the Board
       and Director


 /s/ W. Brian Harrigan                                Date  March 24, 1997
-------------------------------------------------         --------------------
W. Brian Harrigan, President (Principal
       Executive Officer) and Director


 /s/ Vernon R. Woelke                                 Date  March 24, 1997
-------------------------------------------------         --------------------
Vernon R. Woelke, Vice President, Treasurer
       (Principal Financial Officer and
       Principal Accounting Officer) and Director


 /s/ Richard J. Estell                                Date  March 24, 1997
-------------------------------------------------         --------------------
Richard J. Estell, Director and
       Executive Vice President


 /s/ J. Michael Jaynes                                Date  March 24, 1997
-------------------------------------------------         --------------------
J. Michael Jaynes, Director


 /s/ Richard T. Mockler                               Date  March 24, 1997
-------------------------------------------------         --------------------
Richard T. Mockler, Director


 /s/ Gary L. Friedman                                 Date  March 24, 1997
-------------------------------------------------         --------------------
Gary L. Friedman, Director


 /s/ Charles T. Prater                                Date  March 24, 1997
-------------------------------------------------         --------------------
Charles T. Prater, Vice President and Director

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
   2         Plan of Reorganization of United Group Insurance Company, as
             subsidiary of United Group Companies, Inc. and Plan and Agreement
             of Merger of United Group Companies, Inc. into United Insurance
             Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on form S-1, File No. 33-2998, filed with the Securities and
             Exchange Commission on January 30, 1986 and incorporated by reference herein.

   3.1(A)    Certificate of Incorporation of UICI, as amended, filed as Exhibit
             3.1 to the Form 10-Q dated June 30, 1996, filed on August 13, 1996,
             File No. 0-14320, and incorporated by reference herein.

   3.2(A) Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Company's Annual Report on Form 10K for the year ended
             December 31, 1995, filed on March 29, 1996 and incorporated by reference herein.

  10.1(B)    Reinsurance Agreement between AEGON USA Companies and UICI
             Companies Effective January 1, 1995, as amended through November
             21, 1995 and incorporated by reference herein.

  10.1(C)    Amendment No. 3 to Reinsurance Agreement between AEGON USA
             Companies and UICI Companies effective April 1, 1996, and filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K dated
             April 1, 1996 (File No. 0-14320), and incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1,
             1995, as amended through November 21, 1995, filed as Exhibit
             10.1(B) on Annual Report on Form 10-K for year ended December 31,
             1995, (File No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.

  10.2       Agreements Relating to United Group Association Inc., filed as
             Exhibit 10-2 to the Registration Statement on Form S-18, File No.
             2-99229, filed with the Securities and Exchange Commission on July
             26, 1985 and incorporated by reference herein.

  10.3       Agreement for acquisition of capital stock of Mark Twain Life
             Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit
             10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.

  10.3(A)    Assignment Agreement among Mr. Ronald L. Jensen, the Company and
             Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit
             10-4(A) to Amendment No. 1 to Registration Statement on Form S-1,
             File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
  10.4       Agreement for acquisition of capital stock of Mid-West National
             Life Insurance Company of Tennessee by the Company filed as Exhibit
             2 to the Report on Form 8-K of the Company, File No. 0-14320, dated
             August 15, 1986 and incorporated by reference herein.

  10.5(A)    Stock Purchase Agreement, dated July 1, 1986, among the Company,
             Charles E. Stuart and Stuart Holding Company, as amended July 7,
             1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and
             Amendment No. 1 to Schedule 13D, filed with the Securities and
             Exchange Commission on July 14, 1986 and incorporated by reference herein.

  10.5(B)    Acquisition Agreement, dated July 7, 1986 between Associated
             Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c) (2) to Statement on Schedule 14D-1 and
             Amendment No. 1 to Schedule 13D, filed with the Securities and
             Exchange Commission on July 14, 1986 and incorporated by reference herein.

  10.5(C)    Offer to Purchase, filed as Exhibit (a) (1) to Statement on
             Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the
             Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

  10.6       Agreement for acquisition of capital stock of Life Insurance
             Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and
             Exchange Commission on March 27, 1987 and incorporated by reference herein.

  10.7       Agreement Among Certain Stockholders of the Company, filed as
             Exhibit 10-6 to the Registration Statement on Form S-18, File No.
             2-99229, filed with the Securities and Exchange Commission on July
             26, 1985 and incorporated by reference herein.

  10.8       Form of Subscription Agreement for 1985 Offering, filed as Exhibit
             10-7 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.

  10.9       Repurchase Agreement between Life Investors Inc., UGIC, Ronald
             Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
  10.10      Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance
             Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form
             10-K, File No. 0-14320, filed with the Securities and Exchange
             Commission on March 28, 1988 and incorporated by reference herein.

  10.11 Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form
             10-K, File No. 0-14320, filed with the Securities and Exchange
             Commission on March 28, 1988 and incorporated by reference herein.

  10.12 United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form
             10-K, File No. 0-14320, filed with the Securities and Exchange
             Commission on March 30, 1989 and incorporated by reference herein.

  10.13      Amendment to the United Insurance Companies, Inc. 1987 Stock Option
             Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form
             10-K, File No. 0-14320, filed with the Securities and Exchange
             Commission on March 30, 1989 and incorporated by reference herein.

  10.14 Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.14 to the
             1988 Annual Report on Form 10-K, File No. 0-14320, filed with the
             Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.

  10.15      Amendment to Stock Purchase Agreement between American Capital
             Insurance Company and United Insurance Companies, Inc., filed as
             Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No.
             0-14320, filed with the Securities and Exchange Commission on March
             30, 1989 and incorporated by reference herein.

  10.16 Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United
             Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
  10.17      Stock Purchase Agreement dated as of August 26, 1991 by and among
             Farm and Home Life Insurance Company, First United, Inc. and The
             MEGA Life and Health Insurance Company, filed as Exhibit 3 to
             Schedule 13D, filed with the Securities and Exchange Commission on
             September 3, 1991 and incorporated by reference herein.

  10.18      Stock Purchase Agreement dated as of August 26, 1991 by and among
             Farm and Home Life Insurance Company, The Chesapeake Life Insurance
             Company and Mid-West National Life Insurance Company of Tennessee, filed as Exhibit 4 to Schedule 13D, File No. 0-14320 filed with the
             Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.

  10.19      Second Agreement of Modification to Agreement of Substitution and
             Assumption Reinsurance dated as of November 15, 1991 among Farm and
             Home Life Insurance Company, United Group Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as
             Exhibit 1 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein. This agreement refers to a Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated August 26, 1991.

  10.20 Addendum to Agreement of Substitution and Assumption Reinsurance dated as of November 22, 1991 among United Group Insurance Company,
             Farm and Home Life Insurance Company, and the Arizona Life and
             Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment
             No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.

  10.21      Modification Agreement dated November 15, 1991 between First
             United, Inc., Underwriters National Assurance Company, and Farm and
             Home Life Insurance Company, The MEGA Life and Health Insurance
             Company, and the Insurance Commissioner of the State of Indiana, and filed as Exhibit 3 to Amendment No. 1 to Schedule 13D, File No.
             0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.

  10.22 Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation,
             National Organization of Life and Health Insurance Guaranty
             Associations, and The MEGA Life and Health Insurance Company, and filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
  10.23      Acquisition Agreement dated January 15, 1993 by and between United
             Insurance Companies, Inc. and Southern Educators Life Insurance
             Company, and filed as Exhibit 2 to the Company's Current Report on
             Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.

  10.24      Stock Exchange Agreement effective January 1, 1993 by and between
             Onward and Upward, Inc. and United Insurance Companies, Inc. and filed as Exhibit 2 to the Company's Current Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.

  10.25      Stock Purchase Agreement by and among United Insurance Companies,
             Inc. and United Group Insurance Company and Landmark Land Company of Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.

  10.26      Private Placement Agreement dated June 1, 1994 of 8.75% Senior
             Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's Current Report on Form
             8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.

  10.27      Asset Purchase Agreement between UICI Companies and PFL Life
             Insurance Company, Bankers United Life Assurance Company, Life
             Investors Insurance Company of America and Monumental Life
             Insurance Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company's Current Report on Form
             8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

  10.28      General Agent's Agreement between Mid-West National Life Insurance
             Company of Tennessee and United Group Association, Inc. effective
             April 1, 1996, and filed as Exhibit 10.3 to the Company's Current
             Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.

  10.29      General Agent's Agreement between The MEGA Life and Health
             Insurance Company and United Group Association, Inc. effective
             April 1, 1996, and filed as Exhibit 10.4 to the Company's Current
             Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

Exhibit                                                                             Page
Number                              Description of Exhibit                         Number
------                              ----------------------                         ------
  10.30      Agreement between United Group Association, Inc. and Cornerstone
             Marketing of America effective April 1, 1996, and filed as Exhibit
             10.5 to the Company's Current Report on Form 8-K dated April 1,
             1996 (File No. 0-14320) and incorporated by reference herein.

  11         Statement re: computation of per share earnings.

  21         Subsidiaries of UICI

  23         Consent of Independent Auditors

  27         Financial Data Schedule

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                                      UICI

                                      AND

                                  SUBSIDIARIES

                                 DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company") (formerly United Insurance Companies, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Dallas, Texas
March 14, 1997

                             UICI AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                       December 31
                                                                 -----------------------
ASSETS                                                              1996         1995
                                                                 ----------   ----------
   Investments--Note C
      Securities available for sale--
         Fixed maturities, at fair value
         (cost: 1996--$761,168; 1995--$743,945) ..............   $  762,927   $  754,473
         Equity securities, at fair value
         (cost: 1996--$13,553; 1995--$5,114) .................       15,106        5,288
      Guaranteed student loans ...............................       18,042       12,159
      Mortgage and collateral loans ..........................       15,282       15,559
      Policy loans ...........................................       22,689       24,042
      Credit card loans ......................................       22,489       36,727
      Real estate investments ................................       30,822        1,687
      Short-term investments .................................      195,536       81,337
                                                                 ----------   ----------
         Total Investments ...................................    1,082,893      931,272
   Cash ......................................................       15,420        5,913
   Agents' receivables, less allowances of $55
         in 1996 and $2,986 in 1995 ..........................        6,740        4,538
   Reinsurance receivables--Note E ...........................       68,438       65,332
   Federal income taxes--Note G ..............................         --          4,987
   Due premiums and other receivables ........................       25,149       19,256
   Investment income due and accrued .........................       12,735       11,283
   Deferred acquisition costs--Note B ........................       59,955       56,122
   Goodwill ..................................................       17,126       15,564
   Property and equipment, net ...............................       26,061       12,937
   Other .....................................................        6,471        3,655
                                                                 ----------   ----------
                                                                 $1,320,988   $1,130,859
                                                                 ==========   ==========

LIABILITIES
   Policy liabilities--Notes D and E:
      Future policy and contract benefits ....................   $  512,670   $  526,777
      Claims .................................................      201,276      179,809
      Unearned premiums ......................................       79,378       68,099
      Other policy liabilities ...............................       14,000       13,220
   Federal income taxes--Note G ..............................        4,705         --
   Other liabilities .........................................       32,214       25,501
   Short-term debt--Note F ...................................        1,032       22,726
   Long-term debt--Note F ....................................       29,911       27,655
                                                                 ----------   ----------
                                                                    875,186      863,787

MINORITY INTERESTS ...........................................       12,884       18,253

COMMITMENTS AND CONTINGENCIES--Note I

STOCKHOLDERS' EQUITY--Note H
   Common Stock, par value $0.01 per share--authorized
      50,000,000 shares, issued and outstanding 45,121,000
      shares in 1996 and authorized 40,000,000 shares,
      issued and outstanding 38,220,000 shares in 1995 .......          451          382
   Additional paid-in capital ................................      165,668       50,554
   Net unrealized investment gains ...........................        2,153        6,789
   Retained earnings .........................................      264,646      191,094
                                                                 ----------   ----------
                                                                    432,918      248,819
                                                                 ----------   ----------
                                                                 $1,320,988   $1,130,859
                                                                 ==========   ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                            Year Ended December 31
                                                        ------------------------------
                                                          1996       1995       1994
                                                        --------   --------   --------
REVENUE
    Premiums--Note E:
        Health ......................................   $501,185   $473,778   $415,251
        Life premiums and other considerations ......     46,570     45,353     40,659
                                                        --------   --------   --------
                                                         547,755    519,131    455,910
    Net investment income--Note C ...................     71,345     65,054     47,956
    Fees and other income ...........................    110,841     54,726     24,920
    Gains (losses) on sale of investments--Note C ...        652      2,163     (5,840)
                                                        --------   --------   --------
                                                         730,593    641,074    522,946

BENEFITS AND EXPENSES -- Note E
    Benefits, claims, and settlement expenses .......    335,895    320,501    275,945
    Underwriting, acquisition, and
        insurance expenses--Note P ..................    280,802    230,003    189,073
    Interest expense ................................      2,514      3,909      1,913
                                                        --------   --------   --------
                                                         619,211    554,413    466,931
                                                        --------   --------   --------

            INCOME BEFORE FEDERAL
            INCOME TAXES AND MINORITY
            INTERESTS ...............................    111,382     86,661     56,015
Federal income taxes--Note G ........................     36,190     29,040     18,399
                                                        --------   --------   --------
            INCOME BEFORE
            MINORITY INTERESTS ......................     75,192     57,621     37,616
Minority Interests ..................................      5,945      4,293      1,438
                                                        --------   --------   --------

            NET INCOME ..............................   $ 69,247   $ 53,328   $ 36,178
                                                        ========   ========   ========

            NET INCOME PER SHARE--Note H ............   $   1.66   $   1.41   $   0.96
                                                        ========   ========   ========


                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                             Year Ended December 31
                                                         --------------------------------
                                                           1996        1995        1994
                                                         --------    --------    --------
COMMON STOCK
   Beginning of year .................................   $    382    $     94    $     93
   Four-for-one stock split ..........................       --           282        --
   Exercise of stock options .........................          1        --             1
   Adjustment for business combinations ..............         16           6        --
   Public sale of common stock at
     $20.50 per share, net of expenses ...............         52        --          --
                                                         --------    --------    --------

   End of year .......................................        451         382          94
                                                         --------    --------    --------

ADDITIONAL PAID-IN CAPITAL
   Beginning of year .................................     50,554      50,723      50,650
   Public sale of common stock at
     $20.50 per share, net of expenses ...............    100,096        --          --
   Adjustment for business combinations ..............     15,119          71        --
   Exercise of stock options and warrants ............        170         231         227
   Four-for-one stock split ..........................       --          (282)       --
   Retirement of treasury stock ......................       (271)       (189)       (154)
                                                         --------    --------    --------

   End of year .......................................    165,668      50,554      50,723
                                                         --------    --------    --------

NET UNREALIZED INVESTMENT GAINS (LOSSES)
   Beginning of year .................................      6,789     (18,102)      1,995
   Change in unrealized investment gains or losses
     during the year .................................     (7,391)     39,232     (31,744)
   Deferred income taxes .............................      2,197     (12,593)     10,278
   Minority interests ................................        558      (1,748)      1,369
                                                         --------    --------    --------

   End of year .......................................      2,153       6,789     (18,102)
                                                         --------    --------    --------

RETAINED EARNINGS
   Beginning of year .................................    191,094     138,208     102,030
   Adjustment for business combinations ..............      4,305        (442)       --
   Net income ........................................     69,247      53,328      36,178
                                                         --------    --------    --------

   End of year .......................................    264,646     191,094     138,208
                                                         --------    --------    --------

TREASURY STOCK
   Beginning of year .................................       --          --          --
   Purchase of stock .................................       (271)       (189)       (154)
   Retirement of treasury stock ......................        271         189         154
                                                         --------    --------    --------

   End of year .......................................       --          --          --
                                                         --------    --------    --------

TOTAL STOCKHOLDERS' EQUITY ...........................   $432,918    $248,819    $170,923
                                                         ========    ========    ========



                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           Year Ended December 31
                                                                       --------------------------------
                                                                         1996        1995        1994
                                                                       --------    --------    --------
OPERATING ACTIVITIES
   Net Income ......................................................   $ 69,247    $ 53,328    $ 36,178
   Adjustments to reconcile net income to cash
     provided by operating activities:
     Increase in policy liabilities ................................     40,599      11,918     102,784
     Increase (decrease) in other liabilities ......................      4,632       4,933        (871)
     Deferred income tax (benefit) payable .........................      6,425      (3,683)     (3,073)
     Increase in federal income taxes payable ......................      4,715       1,435         908
     Decrease (increase) in accrued investment income,
        reinsurance receivables and other receivables ..............     (6,735)     13,654     (75,921)
     Acquisition costs deferred ....................................    (20,913)    (14,349)    (14,693)
     Amortization of deferred acquisition costs ....................     17,080      15,029      13,776
     Depreciation and amortization .................................      7,209       2,958       1,229
     Net income attributable to minority interests .................      5,945       4,293       1,438
     (Gains) losses on sale of investments .........................       (652)     (2,163)      5,840
     Other items, net ..............................................     (2,014)       (595)       (354)
                                                                       --------    --------    --------

        Cash Provided by Operations ................................    125,538      86,758      67,241
                                                                       --------    --------    --------

INVESTING ACTIVITIES
   Securities available-for-sale
     Purchases .....................................................   (646,421)   (542,362)   (508,002)
     Sales .........................................................    499,717     225,988     231,852
     Maturities, calls and redemptions .............................    121,162     165,284     293,309
   Credit card loans
     Purchases .....................................................   (102,744)   (154,138)    (81,154)
     Repayments ....................................................     83,585     117,619      56,812
     Sales .........................................................     33,397      51,562        --
   Other investments
     Additions to property and equipment ...........................    (17,722)     (2,509)     (2,437)
     Purchases .....................................................    (20,881)    (17,027)    (21,055)
     Sales, repayments and maturities ..............................      6,456      18,680      25,265
   Short-term investments-net ......................................   (111,769)     91,158     (82,894)
   Purchase of subsidiaries and life, health and annuity business, net of cash acquired of $3,996, $3,428 and $5,635 in
     1996, 1995 and 1994, respectively (Note B and P) ..............     (4,291)    (20,024)     (7,134)
   Minority interest purchased .....................................     (9,831)       --          --
   Decrease (increase) in agents' receivables ......................     (2,202)        959       5,619
                                                                       --------    --------    --------

        Cash Used in Investing Activities ..........................   (171,544)    (64,810)    (89,819)
                                                                       --------    --------    --------

FINANCING ACTIVITIES
   Proceeds from notes payable .....................................     11,264      18,091      59,655
   Repayment of notes payable ......................................    (22,242)    (34,600)    (23,000)
   Proceeds from payable to related party ..........................       --        10,735         940
   Repayment of payable to related party ...........................    (10,735)       (275)     (1,500)
   Deposits from investment products ...............................     17,078      21,145      33,391
   Withdrawals from investment products ............................    (38,258)    (36,878)    (43,027)
   Proceeds from exercise of stock options and warrants ............        179         207         212
   Purchase of treasury stock ......................................       (271)       (189)       (154)
   Proceeds from issuance of common stock, net of expenses .........    100,148        --          --
   Distributions to minority interests .............................     (1,650)     (1,980)       (230)
                                                                       --------    --------    --------

        Cash Provided by (Used in) Financing Activities ............     55,513     (23,744)     26,287
                                                                       --------    --------    --------
        Net Increase (Decrease) in Cash ............................      9,507      (1,796)      3,709
        Cash at Beginning of Period ................................      5,913       7,709       4,000
                                                                       --------    --------    --------
        Cash at End of Period ......................................   $ 15,420    $  5,913    $  7,709
                                                                       ========    ========    ========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Significant Accounting Policies

         Principles of Consolidation: The consolidated financial statements include the accounts of UICI and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         On June 27, 1996, the Company announced that shareholders had approved a name change for the Company from United Insurance Companies, Inc. to UICI. The change was effective July 1, 1996. The name change was indicative of the Company's broadening activities beyond its historical core life, accident and health insurance business.

         Nature of Operations: The Company is a financial services company primarily engaged in the life and accident and health insurance business. Information on the Company's operations by segment is included in Note N to the financial statements.

         The Company's primary business, conducted by the Health Insurance segment, has been the issuance and coinsurance of health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. The Life Insurance and Annuity segment has acquired blocks of life and annuity policies from other insurers and also sells insurance products in selected niche markets. The Credit Services segment offers assistance to persons with no or troubled credit experience in obtaining a nationally recognized credit card by providing financial support for the card.

         Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Basis of Presentation: The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities are securities are carried at market value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes for GAAP; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. (See Note H for stockholders' equity and net income as determined using statutory accounting practices.)

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

         Guaranteed student loans are stated at the unpaid balances, less allowance for losses. The carrying amount approximates fair value.

         Mortgage and collateral loans are carried at unpaid balances, less allowance for losses.

         Policy loans are carried at unpaid balances.

         Credit card loans are carried at unpaid balances, less allowance for losses, which approximates fair value.

         Cash and short-term investments are carried at cost which approximates fair value.

         Real estate investments are principally stated at the Company's cost as adjusted for contributions or distributions and the Company's share of partnership income or loss. Investments are not adjusted for a share of loss in excess of the Company's investment in any partnership, if the Company's percentage share of that partnership's operations is insignificant and if the Company does not anticipate funding such share of loss.

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

         Property and Equipment: Property and equipment are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets. The accumulated depreciation for property and equipment was $22.5 million and $15.7 million at December 31, 1996 and 1995, respectively.

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

         Recognition of Premium Revenues and Costs: Premiums on traditional life insurance are recognized as revenue when due. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs. Revenues for universal life-type and annuity contracts consist of policy and surrender charges assessed during the year. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances, and interest credited to contract balances.

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

         Accounting Changes: In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". The Company accounts for its stock compensation arrangements under the provision of APB 25, "Accounting For Stock Issued To Employees" and intends to continue doing so. The effect of applying FAS 123 fair value method to the Company's stock-based awards results in net income and earnings per share not materially different from that reported.

         In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The provisions of the statement are to be applied to transactions occurring after December 31, 1996 (regardless of an entity's fiscal year) even for transfers of receivables pursuant to securitization structures that previously were established. The Company will implement this statement on any transactions occurring after December 31, 1996.

         Reclassification: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 financial statement presentation.

NOTE B--Acquisitions and Dispositions

         Effective August 1, 1996, the Company acquired an additional 20% interest in its subsidiary, Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $9.8 million in cash. This increased the Company's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value. Of the 20% acquired, 18.6% was acquired from Onward and Upward, Inc. and the five adult children of the Company's Chairman of the Board. Onward and Upward, Inc. is a corporation owned by the five adult children of the Company's Chairman of the Board. The effect of purchase accounting relating to this transaction was insignificant.

         During 1996, the Company acquired three companies for $8.3 million in cash. Total fair value of assets acquired were $9.6 million and total fair value of liabilities assumed were $1.3 million. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired.

         The Consolidated Statements of Income for the year ended December 31, 1996 include the results of operations of each acquired company from their respective dates of acquisition in

1996. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.

         In November 1996, the Company acquired through a stock exchange agreement 100% of Amli Realty Co. ("ARC"). The Company exchanged 1,634,876 shares of its common stock for all of the outstanding common stock of ARC. The effect of this acquisition was not material to the consolidated financial statements.

         In September 1996, the Company entered into three separate stock purchase agreements to sell its three dental benefit companies in the HealthCare Solutions Division. The Company completed two of the sales, one in October 1996 and one in January 1997, for realized gains of $2.0 million and $3.2 million, respectively. The operations of the dental benefit companies were not material to the Company's financial condition or results of operations.

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

         During 1994, the Company acquired (i) all of the common stock of First Life Assurance Company ("FLAC") for a purchase price of $12.8 million and, (ii) a block of health insurance policies for $2.6 million. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Income for the year ended December 31, 1994 includes results of operations of each acquisition from their respective date of acquisition.

Deferred Acquisition Costs

         Included in deferred acquisition costs are the unamortized costs of writing new business and the costs of business acquired through acquisitions. The following is an analysis of the costs of business acquired:

                                                   Year Ended December 31
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
Costs of business acquired:
  Beginning of year ........................   $ 20,414    $ 30,061    $ 26,425
      Additions ............................       --          --        11,967
      Amortization (a) .....................     (6,436)     (9,647)     (8,331)
                                               --------    --------    --------
    End of year ............................     13,978      20,414      30,061
Costs of business produced .................     45,977      35,708      26,741
                                               --------    --------    --------
                                               $ 59,955    $ 56,122    $ 56,802
                                               ========    ========    ========

(a) The discount rate used in the amortization of the costs of business acquired ranges from 7% to 8%.

         The amortization for the next five years and thereafter for costs of business acquired is estimated to be as follows:

                                                         (Dollars in thousands)
           1997 .........................................       $ 3,577
           1998 .........................................         2,501
           1999 .........................................         1,864
           2000 .........................................         1,500
           2001 .........................................           822
           2002 and thereafter ..........................         3,714
                                                                -------
                                                                $13,978
                                                                =======

NOTE C--Investments

         Under the terms of various reinsurance agreements (see Note E), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $246.5 million as of December 31, 1996. In addition, at December 31, 1996, the domestic insurance subsidiaries had securities with a fair value of $18.8 million on deposit with insurance departments in various states.

         A summary of net investment income is as follows:

                                                   Year Ended December 31
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
Fixed maturities ...........................   $ 51,922    $ 47,391    $ 35,337
Equity securities ..........................        748         247         182
Guaranteed student loans ...................      1,855       1,496       1,663
Mortgage and collateral loans ..............      1,704       1,493         913
Policy loans ...............................      1,549       1,388       1,428
Credit card loans ..........................      6,138       7,643       4,093
Short-term investments .....................      7,085       6,107       4,935
Real estate and other investments ..........      2,780       1,842       1,955
                                               --------    --------    --------
                                                 73,781      67,607      50,506
Less investment expenses ...................     (2,436)     (2,553)     (2,550)
                                               --------    --------    --------
                                               $ 71,345    $ 65,054    $ 47,956
                                               ========    ========    ========

         Realized gains (losses) and the change in unrealized investment gains (losses) on fixed maturity and equity security investments are summarized as follows:

                                                        Guaranteed                   Gains                             Net Gains
                                Fixed        Equity       Student      Other      (Losses) on     Tax      Minority   (Losses) on
                              Maturities   Securities      Loans    Investments   Investments   Effects    Interest   Investments
                              ----------   ----------   ----------  -----------   -----------   --------   --------   -----------
                                                                        (Dollars in thousands)
Year ended
December 31:

  1996
    Realized ...............  $   (1,976)  $      604   $     --    $     2,024   $       652   $   (216)  $      4   $       440
    Change in unrealized ...      (8,769)       1,378         --           --          (7,391)     2,197        558        (4,636)
                              ----------   ----------   ----------  -----------   -----------   --------   --------   -----------
      Combined .............  $  (10,745)  $    1,982   $     --    $     2,024   $    (6,739)  $  1,981   $    562   $    (4,196)
                              ==========   ==========   ==========  ===========   ===========   ========   ========   ===========

  1995
    Realized ...............  $    2,298   $      (19)  $      100  $      (216)  $     2,163   $   (638)  $   (192)  $     1,333
    Change in unrealized ...      39,025          207         --           --          39,232    (12,593)    (1,748)       24,891
                              ----------   ----------   ----------  -----------   -----------   --------   --------   -----------
      Combined .............  $   41,323   $      188   $      100  $      (216)  $    41,395   $(13,231)  $ (1,940)  $    26,224
                              ==========   ==========   ==========  ===========   ===========   ========   ========   ===========

  1994
    Realized ...............  $   (5,880)  $      245   $       93  $      (298)  $    (5,840)  $  1,952   $    206        (3,682)
    Change in unrealized ...     (31,389)        (355)        --           --         (31,744)    10,278      1,369       (20,097)
                              ----------   ----------   ----------  -----------   -----------   --------   --------   -----------
      Combined .............  $  (37,269)  $     (110)  $       93  $      (298)  $   (37,584)  $ 12,230   $  1,575   $   (23,779)
                              ==========   ==========   ==========  ===========   ===========   ========   ========   ===========

         Gross unrealized investment gains pertaining to equity securities was $1.8 million and $787,000 at December 31, 1996 and 1995, respectively. Gross unrealized investment losses pertaining to equity securities was $249,000 and $613,000 at December 31, 1996 and 1995, respectively.

         The amortized cost and fair value of investments in fixed maturities are as follows:

                                                              December 31, 1996
                                                -----------------------------------------------
                                                              Gross       Gross
                                                Amortized   Unrealized  Unrealized     Fair
                                                   Cost       Gains       Losses       Value
                                                ----------  ----------  ----------   ----------
                                                            (Dollars in thousands)
U.S. Treasury and U.S. Government
   agency obligations ........................  $  133,970  $      366  $     (686)  $  133,650
Mortgage-backed securities issued
   by U.S. Government agencies
   and authorities ...........................      98,691       1,698        (514)      99,875
Other mortgage and asset backed securities ...     171,313       1,611      (1,757)     171,167
Other corporate bonds ........................     357,194       4,301      (3,260)     358,235
                                                ----------  ----------  ----------   ----------

    Total fixed maturities ...................  $  761,168  $    7,976  $   (6,217)  $  762,927
                                                ==========  ==========  ==========   ==========

                                                              December 31, 1995
                                                -----------------------------------------------
                                                              Gross       Gross
                                                Amortized   Unrealized  Unrealized     Fair
                                                   Cost       Gains       Losses       Value
                                                ----------  ----------  ----------   ----------
                                                            (Dollars in thousands)
U.S. Treasury and U.S. Government
   agency obligations ........................  $  128,898  $    1,993  $      (54)  $  130,837
Mortgage-backed securities issued
   by U.S. Government agencies
   and authorities ...........................     129,499       2,803        (428)     131,874
Other mortgage and
   asset backed securities ...................     182,611       2,996      (1,187)     184,420
Other corporate bonds ........................     302,937       6,511      (2,106)     307,342
                                                ----------  ----------  ----------   ----------

    Total fixed maturities ...................  $  743,945  $   14,303  $   (3,775)  $  754,473
                                                ==========  ==========  ==========   ==========

         Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

         The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included below based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized      Fair
                                                             Cost         Value
                                                           ---------    --------
                                                           (Dollars in thousands)
Maturity
--------
One year or less .......................................    $ 17,969    $ 17,925
Over 1 year through 5 years ............................     168,762     168,893
Over 5 years through 10 years ..........................     214,741     214,848
Over 10 years ..........................................      89,692      90,219
                                                            --------    --------
                                                             491,164     491,885
Mortgage and asset backed securities ...................     270,004     271,042
                                                            --------    --------
  Total fixed maturities ...............................    $761,168    $762,927
                                                            ========    ========

         Proceeds from the sale of investments in fixed maturities were $499.7 million, $226.0 million and $231.9 million for 1996, 1995, and 1994, respectively. Gross gains of $4.7 million, $4.1 million, and $2.2 million and gross losses of $6.7 million, $1.9 million, and $8.1 million were realized on fixed maturity sales during 1996, 1995, and 1994, respectively.

         In September 1996, the Company securitized $31.6 million of credit card loans. The securitization involved the sale of $29.0 million of asset backed securities in which the Company purchased participating interests totaling $2.9 million. This transaction was accounted for as a sale. No gain or loss was recognized related to this transaction.

         On December 29, 1995, the Company sold approximately $51.6 million of credit card loans to two separate trusts established for the benefit of investors, one of which was a related party (see Note L), in certificates representing undivided fractional interest in the trusts. The Company purchased participating interests in each of the trusts totaling $16.0 million and recorded these amounts as credit card loans. These transactions were accounted for as sales. No gain or loss was recognized related to these transactions. During 1996, one of the trusts was dissolved and the $15.0 million senior certificate held by a related party was retired.

         Following is a summary of the Company's equity securities:

                                        December 31, 1996       December 31, 1995
                                       --------------------    --------------------
                                                    Fair                     Fair
                                         Cost       Value        Cost        Value
                                       --------    --------    --------    --------
                                      (Dollars in thousands)  (Dollars in thousands)
Common Stocks .....................    $  6,836    $  8,076    $  2,065    $  2,518
Non-redeemable preferred stocks ...       6,717       7,030       3,049       2,770
                                       --------    --------    --------    --------
                                       $ 13,553    $ 15,106    $  5,114    $  5,288
                                       ========    ========    ========    ========

         The fair values, which represent carrying amounts, of equity securities are based on quoted market prices, where available.

         The carrying amounts and fair values of the Company's investments in mortgage, collateral and policy loans and real estate investments are as follows:

                                     December 31, 1996       December 31, 1995
                                    --------------------    --------------------
                                    Carrying     Fair       Carrying      Fair
                                     Amount      Value       Amount       Value
                                    --------    --------    --------    --------
                                   (Dollars in thousands)  (Dollars in thousands)
Commercial mortgages ...........    $  3,416    $  3,378    $  2,492    $  3,763
Residential mortgages ..........       1,866       1,867       2,517       3,032
                                    --------    --------    --------    --------
                                       5,282       5,245       5,009       6,795
Collateral loans ...............      10,000      10,000      10,550      10,550
                                    --------    --------    --------    --------
                                    $ 15,282    $ 15,245    $ 15,559    $ 17,345
                                    ========    ========    ========    ========

Policy loans ...................    $ 22,689    $ 21,363    $ 24,042    $ 22,636
                                    ========    ========    ========    ========

Real estate investments ........    $ 30,822    $ 73,498    $  1,687    $  1,687
                                    ========    ========    ========    ========

         The fair values for mortgage, collateral and policy loans and real estate investments are estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

         The carrying values for guaranteed student loans, mortgage and collateral loans, credit card loans, and real estate investments are net of allowances for losses. The balances of those allowances are summarized as follows:

                                                                December 31
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------
                                                           (Dollars in thousands)
Guaranteed student loans .............................     $    278     $    178
Mortgage and collateral loans ........................          650          650
Credit card loans ....................................        8,728       12,129
Real estate investments ..............................        2,614         --
                                                           --------     --------
                                                           $ 12,270     $ 12,957
                                                           ========     ========

         The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 1996, the Company had a carrying amount of $271.0 million of mortgage and asset backed securities, of which, $99.9 million are government backed, $119.0 million are rated AAA, $28.0 million are rated AA, $19.0 million are rated A, and $5.1 million are rated BBB by external rating agencies. At December 31, 1995, the Company had a carrying amount of $316.3 million of mortgage and asset backed securities, of which $131.9 million are government backed, $142.6 million are rated AAA, $30.1 million are rated AA, and $11.7 million are rated A.

NOTE D--Policy Liabilities

         Liability for future policy and contract benefits consists of the following:

                                                          December 31
                                                    ------------------------
                                                      1996            1995
                                                    --------        --------
                                                     (Dollars in thousands)
  Life ........................................     $271,065        $268,839
  Annuity .....................................      241,605         257,938
                                                    --------        --------
                                                    $512,670        $526,777
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

         Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.6% and 5.7% during 1996 and 1995, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.0% to 6.8% during 1996 and 1995, and 4.0% to 7.4% during 1994.

         As described in Note E, the Company assumes certain life and annuity business from subsidiaries of AEGON USA (AEGON), and uses the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.9% to 6.8% during 1996, 4.8% to 6.8% during 1995, and 4.7% to 7.4% during 1994.

         The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                        December 31, 1996     December 31, 1995
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount      Value     Amount      Value
                                       --------   --------   --------   --------
                                      (Dollars in thousands)(Dollars in thousands)
Direct annuities ...................   $117,269   $111,734   $127,778   $121,747
Assumed annuities ..................    124,336    121,408    130,160    126,829
Supplemental contracts
   without life contingencies ......      3,042      3,042      4,045      4,045
                                       --------   --------   --------   --------
                                       $244,647   $236,184   $261,983   $252,621
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

         Activity in the claims liability is summarized as follows:

                                                                   Year Ended December 31,
                                                             -----------------------------------
                                                               1996         1995         1994
                                                             ---------    ---------    ---------
                                                                    (Dollars in thousands)
Claims liability at beginning of year, net
     of related reinsurance recoverables .................   $ 176,330    $ 140,660    $ 114,111

Add:
   Acquired claims liability .............................        --         12,585        6,145

   Incurred losses, net of reinsurance, occurring during:
     Current year ........................................     371,260      332,208      280,110
     Prior years .........................................     (61,254)     (44,886)     (33,594)
                                                             ---------    ---------    ---------
                                                               310,006      287,322      246,516
                                                             ---------    ---------    ---------

   Deduct payments for claims, net of reinsurance,
     occurring during:
     Current year ........................................     213,844      187,776      163,077
     Prior years .........................................      79,570       76,461       63,035
                                                             ---------    ---------    ---------
                                                               293,414      264,237      226,112
                                                             ---------    ---------    ---------

   Claims liability at end of year,
     net of related reinsurance recoverables:
     1996--$8,354, 1995--$3,479, and 1994--$2,528 ........   $ 192,922    $ 176,330    $ 140,660
                                                             =========    =========    =========

         The above reconciliation shows incurred losses related to prior years developed in amounts less than originally anticipated due to better than expected experience. The Company's reserving methodology has been applied on a consistent basis from year to year.

NOTE E--Reinsurance

         In 1996, 1995, and 1994, approximately 48%, 50%, and 54%,
respectively, of the Company's health premiums and 5% of the Company's life premiums were assumed from AEGON on business produced by United Group Association, Inc. (UGA) an agency owned by the Chairman of the Board of the Company (See Note O).

         The Company assumed 57.5% in 1996, 55% in 1995, and 52.5% in 1994 of the health and group life business produced by UGA. The premiums, commissions, claims and premium taxes on the business are shared according to the percentage assumed and the Company paid administrative expenses equal to an agreed upon percentage of premiums collected and health claims paid.

         The Company has also assumed other life and annuity policies issued by AEGON. At December 31, 1996 and 1995, the Company's portion of the life insurance in force assumed was approximately $228.3 million and $173.0 million, respectively. At December 31, 1996 and 1995, $833,000 and $2.6 million, respectively, was due from AEGON under all reinsurance agreements.

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

         Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
                                                   (Dollars in thousands)
Direct ..................................    $319,689     $262,715     $227,367
Assumed .................................     255,436      276,044      245,619
Ceded ...................................     (27,370)     (19,628)     (17,076)
                                             --------     --------     --------
  Net Premiums ..........................    $547,755     $519,131     $455,910
                                             ========     ========     ========

Ceded benefits, claims and
  settlement expenses ...................    $ 17,426     $ 13,500     $ 11,689
                                             ========     ========     ========

Life insurance in force ceded ...........    $836,957     $776,086     $767,580
                                             ========     ========     ========

NOTE F--Debt

         The Company's short-term and long-term debt is summarized as follows:

                                                                December 31
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------
                                                           (Dollars in thousands)
Short-term debt:
  Other notes payable ................................     $   --       $ 22,726
  Current portion long-term debt .....................        1,032         --
                                                           --------     --------
     Total short-term debt ...........................     $  1,032     $ 22,726
                                                           ========     ========

Long-term debt:
  8.75% senior notes payable .........................     $ 27,655     $ 27,655
  Other notes payable ................................        3,288         --
                                                           --------     --------
                                                             30,943       27,655
  Less: current portion ..............................        1,032         --
                                                           --------     --------
     Total long-term debt ............................     $ 29,911     $ 27,655
                                                           ========     ========

         The other notes payable of $3.3 million at December 31, 1996, are obligations of one of the Company's subsidiaries. The notes have interest rates ranging from 6% to 9% with maturities ranging from May 1, 1997 to March 31, 2003. Approximately $1.7 million is collateralized by real estate with the remaining balance being unsecured.

         On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes Payable (8.75% Senior Notes) due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement, on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company will repay $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The note agreement contains restrictive covenants which include certain financial ratios, limitations of additional indebtedness as a percentage of certain defined equity amounts and the disposal of subsidiaries.

         In October 1995 the Company acquired a majority interest in two companies (see Note B). The acquisitions were funded with existing cash and the issuance of promissory notes to the previous shareholders totaling approximately $12.0 million due in January 1996. The promissory notes were non-interest bearing loans and were repaid in January 1996.

         At December 31, 1995, the Company owed $10.7 million to the Company's Chairman of the Board. The note was repaid in full during 1996.

         The Company has a revolving credit note with AEGON bearing interest at prime plus 0.875% with a maximum line of credit of $12.0 million through August 1, 2002. Under terms of the agreement, a percentage of the outstanding shares of the Company's stock in The Chesapeake Life Insurance Company is pledged as collateral, depending on the outstanding loan balance. There were no outstanding borrowings on the line of credit at December 31, 1996.

         Principal payments required in each of the next five years after December 31, 1996 are as follows:

                                               (Dollars in thousands)
           1997 ...............................        $1,032
           1998 ...............................         4,665
           1999 ...............................         4,675
           2000 ...............................         4,609
           2001 ...............................         4,027

         The carrying amounts of the Company's short-term debt approximate fair values.

         The fair value of the long-term debt was $31.6 million and $29.3 million at December 31, 1996 and 1995, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Total interest paid was $3.1 million, $3.4 million, and $1.9 million, for 1996, 1995, and 1994, respectively.

NOTE G--Federal Income Taxes

         Deferred income taxes for 1996 and 1995 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. The temporary differences that give rise to a significant portion of the deferred tax asset or liability at December 31, 1996 and 1995 relate to the following:

                                                               December 31
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                          (Dollars in thousands)
Deferred tax liabilities:
  Deferred policy acquisition costs
    and costs of business acquired .....................   $ 13,635    $ 12,125
  Investment in subsidiaries ...........................      4,232       3,327
  Net unrealized investment gains ......................      1,139       3,336
  Other ................................................        349         927
                                                           --------    --------
       Total gross deferred tax liabilities ............     19,355      19,715
                                                           --------    --------

Deferred tax assets:
  Policy liabilities ...................................     15,745      18,549
  Allowance for losses on investments ..................      3,332       5,508
  Operating loss carryforwards .........................      2,755       2,985
  Capital loss carryforwards ...........................      1,740       1,648
  Other ................................................      1,024       2,439
                                                           --------    --------
      Total gross deferred tax assets ..................     24,596      31,129
      Less:  Valuation allowance .......................     (2,677)     (4,234)
                                                           --------    --------
      Net deferred tax assets ..........................     21,919      26,895
                                                           --------    --------

      Net deferred tax asset ...........................     (2,564)     (7,180)
      Net current tax liability ........................      7,269       2,193
                                                           --------    --------

      Federal income tax liability (asset) .............   $  4,705    $ (4,987)
                                                           ========    ========

         The nature of the Company's deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of the Company's deferred tax assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $1.6 million.

         The provision for income taxes consisted of the following:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  1996       1995        1994
                                                --------   --------    --------
                                                    (Dollars in thousands)
Current tax expense .........................   $ 29,765   $ 32,723    $ 21,472
Deferred tax expense (benefit) ..............      6,425     (3,683)     (3,073)
                                                --------   --------    --------
                                                $ 36,190   $ 29,040    $ 18,399
                                                ========   ========    ========

         The Company's effective income tax rates varied from the maximum statutory federal income tax rate as follows:

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Statutory federal income tax rate ................    35.0%     35.0%     35.0%
Small life insurance company deduction ...........    (2.2)     (1.7)     (1.9)
Valuation allowance ..............................    (1.4)     (0.6)      1.3
Other items, net .................................     1.1       0.8      (1.5)
                                                      ----      ----      ----
     Effective income tax rate ...................    32.5%     33.5%     32.9%
                                                      ====      ====      ====

         Under pre-1984 life insurance company federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account". These amounts are not taxable unless distributed to the Company or unless they exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 1996. Taxes have not been provided on this amount since the Company contemplates no action and can foresee no events that would result in such a tax on the remaining portion.

         At December 31, 1996, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $7.4 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $1.1 million in 1997, $658,000 per year from 1998 through 2006, and $385,000 in 2007.

         Total federal income taxes paid were $25.2 million, $31.3 million, and $20.6 million, for 1996, 1995, and 1994, respectively.

         UICI and its non-life insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries are taxed as life insurance companies and all file separate federal income tax returns.

NOTE H--Stockholders' Equity

         At the Annual Meeting of Stockholders on April 16, 1996, approval for an increase in authorized shares of common stock with a par value of $0.01 from 40,000,000 shares to 50,000,000 shares was obtained in order to facilitate the public offering of 5,175,000 shares of common stock at $20.50 per share, completed on May 1, 1996. All of the shares were sold by the Company. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million.

         During 1995, approval for an increase in authorized shares from 10,000,000 shares to 40,000,000 shares was obtained and the Board of Directors of the Company declared a four-for-one stock split, in the form of a three hundred percent stock dividend. Each shareholder received three additional shares of the Company's stock for each share of the Company's stock they currently owned. The four-for-one split was distributed on June 1, 1995 to shareholders of record at the close of business on May 22, 1995. All share and per share amounts have been restated for 1994 to reflect the stock split.

         Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note G on federal income taxes. The minimum statutory capital and surplus requirements of domestic insurance subsidiaries at December 31, 1996 was $4.5 million.

         Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company which exceed certain limitations based on statutory surplus and net income. At December 31, 1996, the domestic insurance companies could pay aggregate dividends to the parent company of approximately $18.4 million without prior approval of statutory authorities.

         Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                   Year Ended December 31,
                                              ----------------------------------
                                                1996         1995         1994
                                              --------     --------     --------
                                                    (Dollars in thousands)
Net income ..............................     $ 32,723     $ 39,256     $ 33,567

Stockholders' equity ....................     $190,917     $150,543     $117,956

         The Company's domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the respective state insurance departments in their state of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company has no permitted statutory accounting practices in 1996, 1995 and 1994. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

NOTE I--Commitments and Contingencies

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

         The Company may be required by certain minority stockholders to purchase their shares of subsidiaries of the Company at a predetermined formula price which approximates GAAP book value. This obligation at December 31, 1996 was approximately $5.7 million.

         During 1996 the Company exercised an option to acquire effective January 1, 1997 the remaining shares of the minority shareholders of two subsidiary companies acquired in 1995 based on a predetermined formula. The formula price was determined to be $15.1 million.

         The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 1996 amount to $4.6 million in 1997, $4.2 million in 1998, $3.1 million in 1999, $1.8 million in 2000 and $936,000 in 2001. Rent expense amounted to $5.0 million, $2.8 million, and $1.7 million for 1996, 1995, and 1994, respectively.

         The Company has an agreement whereby it services a block of life insurance policies for an unrelated company. The Company receives a fee for servicing the policies and will also participate in the profits or losses relating to the performance of the block of life insurance policies after amortization of the unrelated Company's purchase price. The Company does not anticipate losses relating to the performance of the block of life insurance policies, but if losses should occur the Company is liable for its portion. The Company will begin to share in the profits or losses of this business in 1997.

         The Company has commitments to fund the unused line of credit on the credit card loans. At December 31, 1996, the Company had a $6.0 million letter of credit covering the outstanding commitments.

         One of the Company's subsidiaries has guaranteed various loans to and issued letters of credit upon behalf of its real estate investments. The outstanding balances of these contingent liabilities approximates $10.8 million at December 31, 1996.

         In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 1996, the Company has outstanding student loan commitments for the years 1997 through 2019. The interest rate on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The Company has arranged an ongoing agreement whereby request for federally insured loans will be forwarded to United Student Aid Funds which will fund the loans on behalf of the Company. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering lapses and utilization rates are as follows:

                                                    Total              Expected
                                                 Commitment             Funding
                                                 ----------            --------
                                                    (Dollars in thousands)
      1997 ................................      $  34,738            $  11,371
      1998 ................................         64,491               15,776
      1999 ................................         94,614               17,883
      2000 ................................        116,010               17,771
      2001 ................................        125,117               15,685
      Thereafter ..........................        330,451               31,500
                                                  --------             --------
                                                  $765,421             $109,986
                                                  ========             ========

Interest rates on the above commitments are as follows:

                                                            Total       Expected
                                                         Commitment     Funding
                                                         -----------    --------
                                                          (Dollars in thousands)
9.50% ................................................     $    465     $    221
9.75% ................................................       48,610        3,001
Variable (Prime plus 2%) .............................      716,346      106,764
                                                           --------     --------
                                                           $765,421     $109,986
                                                           ========     ========

NOTE J--Employee Benefit Plans

         The Company has an Employee Stock Ownership Plan (ESOP) which requires the Company to contribute 3% of the participants' compensation and match one-half of participants' contributions up to 6% of the participants' compensation. Substantially all full-time employees are eligible to participate in the ESOP. Contributions by the Company for 1996, 1995, and 1994 totaled $3.1 million, $1.1 million, and $893,000, respectively.

NOTE K--Stock Option Plan and Warrants

         The Company has a stock option plan which provides options on 1,600,000 shares of common stock for granting to officers, key employees, and certain eligible non-employees at fair market value at the date of grant. The options vest at 20% every twelve months subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the plan are exercisable over a five year period.

         A summary of stock option transactions adjusted for a 1995 stock split (see Note H) are as follows:

                                                                   Number                Average Option
                                                                  of Shares           Price Per Share ($)
                                                                 -----------          -------------------
Outstanding options at January 1, 1994 ......................       199,680                  2.04

Granted .....................................................       400,000                  7.50
Canceled ....................................................       (47,468)                 1.95
Exercised ...................................................       (56,972)                 1.64
                                                                   --------

Outstanding options at December 31, 1994 ....................       495,240                  6.51

Granted .....................................................        20,000                 10.00
Canceled ....................................................      (418,561)                 6.70
Exercised ...................................................       (29,439)                 1.96
                                                                   --------

Outstanding options at December 31, 1995 ....................        67,240                  4.82

Granted .....................................................        91,150                 12.67
Canceled ....................................................       (20,000)                10.00
Exercised ...................................................       (31,240)                 3.72
                                                                   --------

Outstanding options at December 31, 1996 ....................       107,150                 11.21
                                                                   ========

Options Exercisable at December 31,
   1994 .....................................................        51,960                  2.20
   1995 .....................................................        35,880                  2.55
   1996 .....................................................        84,363                 10.82

         During 1991, the Company entered into an agreement with Onward and Upward whereby it retired a portion of the convertible subordinated debentures at par and issued a warrant to purchase 357,600 shares of the Company's common stock for $2.50 per share, adjusted for stock split (see Note H). During 1996, 1995, and 1994, 20% of the warrants were exercised in each year and 71,520 shares of common stock were issued for proceeds of $178,000 in each year.
There were no outstanding warrants at December 31, 1996. Warrants outstanding were 71,520, and 143,040, at December 31, 1995, and 1994, respectively.

         In connection with the acquisition of Amli Realty Co. on November 1996, the Company issued 91,150 options at an average option price of $12.67. The right to acquire stock pursuant to this plan is contingent upon numerous factors, including continuity of employment and/or the passage of time.

NOTE L--Related Party Transactions

         Onward and Upward owns common stock of two subsidiaries of the Company and has granted the Company a right of first refusal to purchase its ownership interests at prices based on a predetermined formula. Onward and Upward has the right to require the Company to purchase its ownership in the subsidiary's stock at prices based on the same predetermined formula.

         The Company has issued warrants to Onward & Upward.  (See Note K)

         During 1993, the Company entered into an agreement with the Company's Chairman of the Board to participate in an interest in a company which has developed a paperless claims system. Until the long-term viability of that company is determined, the Company has substantially written off its investment of $5.0 million with $1.2 million, $1.4 million and $2.2 million occurring in 1996, 1995, and 1994, respectively.

         During 1995, the Company issued 427,900 shares of its common stock in exchange for 97.25% of the outstanding common stock of WinterBrook Holdings, Inc. from the Company's President and Chief Executive Officer. The Company also purchased the remaining 2.75% from an unrelated individual at the same price per share.

         The Company acquired an 18.6% interest in its subsidiary, Mid-West from Onward and Upward in 1996. (See Note B)

         In November 1994, the Company extended a $10.0 million line of credit to a related company of which the Chairman of the Board of the Company has an ownership interest. The terms of the line of credit were renegotiated in 1996 so that the interest rate increased to prime plus four percent (4%) from prime plus two percent (2%), maturing September 30, 1998 instead of December 31, 1997. The line of credit is collateralized by certain tangible assets of the related company and guaranteed by the Company's Chairman of the Board. At December 31, 1996, the related company had drawn the full $10.0 million on the line of credit.

         At December 31, 1995, the Company had an unsecured loan payable to the Chairman of the Board of the Company in the amount of $10.7 million, bearing interest at the prime rate of a local bank. The loan was repaid in 1996.

         On December 29, 1995, the Company sold $26.5 million of credit card loans to a trust established for the benefit of investors in certificates representing undivided fractional interests in the trust. Onward & Upward
purchased a $15.0 million participating interest in this trust.   This
transaction was accounted for as a sale. During 1996, this trust was dissolved and the $15.0 million certificate was retired for no gain or loss.

         During 1995, the Company and UGA entered into an agreement whereby the Company receives a 20% interest in the profits or losses relating to certain lead activities of UGA. The Company had gains of $2.0 million and losses of $1.6 million for 1996 and 1995, respectively, on these activities.

         UGA receives commissions from insurance subsidiaries of AEGON with respect to insurance policies that the Company coinsures. UGA received $46.7 million, $45.5 million, and $50.3 million in such commissions in 1996, 1995, and 1994, respectively. Through the coinsurance agreements with AEGON, the amount of these commissions received by UGA attributable to the Company were $29.2 million, $26.1 million, and $26.3 million in 1996, 1995, and 1994, respectively.

         UGA markets products which are directly underwritten by insurance subsidiaries of the Company. The insurance subsidiaries paid commissions of $4.2 million, $1.9 million and $894,000 to UGA in 1996, 1995, and 1994, respectively.

         UGA generates sales leads for agents and provides management expertise for an insurance subsidiary of the Company. The insurance subsidiary of the Company paid UGA $5.0 million, $4.3 million, and $4.7 million in 1996, 1995, and 1994, respectively.

         The Company's Chairman of the Board and Onward and Upward own a majority interest in Matrix Telecom, Inc. ("Matrix"), a telephone company. The Company paid $1.3 million and $686,180 to Matrix for services rendered in 1996 and 1995, respectively.

         The Company receives a fee for performing marketing and administrative services for a company owned by certain officers of a subsidiary of the Company. The Company received fees of $9.7 million and $1.9 million in 1996 and 1995, respectively.

NOTE M--Investment Annuity Segregated Accounts

         The Company has deferred investment annuity policies which have segregated account assets and liabilities amounting to $207.4 million and $210.5 million at December 31, 1996 and 1995, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts from which the Company has received hold harmless agreements and indemnifications.

NOTE N--Segment Information

         The Company's operations are classified and summarized in four industry segments. The business segments are health insurance, life insurance and annuity, credit services and corporate and other. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the Company's reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Realized investment gains and losses and general corporate expenses are included in corporate and other. Operations which do not constitute reportable business segments have been combined with corporate and other. Depreciation expense and capital expenditures are not considered material. Financial information by industry segment for revenues, income before federal income taxes, and identifiable assets are summarized as follows:

                                                                               Life
                                                                 Health      Insurance/     Credit       Corporate
                                                     Total      Insurance     Annuity      Services      and Other
                                                   ----------   ----------   ----------   ----------    ----------
                                                                           (Dollars in thousands)
Year ended December 31, 1996
----------------------------
   Revenues ....................................   $  730,593   $  542,712   $   79,815   $   39,658    $   68,408
   Income before federal income taxes
    and minority interests .....................      111,382       72,680       11,354       14,163        13,185
   Identifiable assets* ........................    1,320,988      284,935      521,913       30,957       483,183

Year ended December 31, 1995
----------------------------
   Revenues ....................................   $  641,074   $  495,976   $   79,038   $   28,255    $   37,805
   Income before federal income taxes
    and minority interests .....................       86,661       64,456       11,569        1,424         9,212
Identifiable assets* ...........................    1,130,859      259,205      528,700       39,499       303,455

Year ended December 31, 1994
----------------------------
   Revenues ....................................   $  522,946   $  440,432   $   72,440   $   10,823          (749)
   Income (loss) before federal income taxes
    and minority interests .....................       56,015       51,935       10,627       (1,154)       (5,393)
   Identifiable assets* ........................    1,031,263      217,325      561,351       59,013       193,574

*At end of year.

NOTE O--Subsequent Event

         Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments which are estimated not to exceed $5.0 million. UGA was owned 100% by the Company's Chairman as of December 31, 1996. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of approximately $11.0 million, which approximates market value of the assets.

         Effective January 1, 1997, the Company acquired the remaining interest of two subsidiary companies acquired in 1995 based on a predetermined formula price of $15.1 million. This transaction closed on February 28, 1997.

NOTE P--Supplemental Financial Statement Data

Disclosures of non-cash investing and financing activities are as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
                                                      (Dollars in thousands)
Fair value of assets acquired .................   $  9,575   $ 45,990   $ 85,184
Liabilities assumed ...........................      1,288     22,538     72,415
                                                  --------   --------   --------
Net cash paid .................................   $  8,287   $ 23,452   $ 12,769
                                                  ========   ========   ========

         Details of underwriting, acquisitions, and insurance expenses are as follows:

                                                           Year Ended December 31,
                                                        ------------------------------
                                                          1996       1995       1994
                                                        --------   --------   --------
                                                            (Dollars in thousands)
Amortization of deferred policy acquisition costs ...   $ 17,080   $ 15,029   $ 13,776
Commissions .........................................     91,686     93,522     89,584
Administrative expenses .............................    156,127    107,963     74,522
Premium taxes .......................................     14,158     12,945     11,038
Amortization of goodwill ............................      1,751        544        153
                                                        --------   --------   --------
                                                        $280,802   $230,003   $189,073
                                                        ========   ========   ========

The quarterly results for 1996 and 1995 were as follow:

                                                         1996
                                       -----------------------------------------
                                        First      Second      Third     Fourth
                                       --------   --------   --------   --------
                                    (Dollars in thousands, except per share amounts)
Revenues ...........................   $171,616   $186,185   $176,710   $196,082
Income before federal income taxes
  and minority interests ...........     25,058     28,444     28,905     28,975
Net income .........................     15,222     17,017     18,121     18,887

Net income per share ...............   $   0.40   $   0.41   $   0.42   $   0.43

                                                         1995
                                       -----------------------------------------
                                        First      Second      Third     Fourth
                                       --------   --------   --------   --------
                                    (Dollars in thousands, except per share amounts)
Revenues ...........................   $150,839   $154,293   $158,431   $177,511
Income before federal income taxes
  and minority interests ...........     18,383     21,607     21,066     25,605
Net income .........................     12,143     13,794     12,543     14,848

Net income per share ...............   $   0.32   $   0.37   $   0.33   $   0.39

         Computation of earnings per share for each quarter are made independently of earnings per share for the year. The per share amount for the first quarter 1995 has been restated to reflect the four-for-one stock split effective June 1, 1995 (see Note H).

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             UICI (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                DECEMBER 31
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
ASSETS:
   Investments:
       Investments in and advances to subsidiaries* .....   $328,837    $242,031
       Investment in agents' receivables ................      8,064       5,358
       Guaranteed student loans .........................      6,139        --
       Collateral loan ..................................      2,500       2,500
       Credit card loans ................................     22,489      36,727
       Short-term investments ...........................     98,460      14,472
                                                            --------    --------

           Total Investments ............................    466,489     301,088

   Cash (overdraft) .....................................     (1,939)      1,005
   Due from related parties .............................        547         578
   Other ................................................      4,496       2,829
                                                            --------    --------

                                                            $469,593    $305,500
                                                            ========    ========

LIABILITIES:
   Accrued expenses and other liabilities ...............   $  5,407    $  5,845
   Due to related party .................................       --           455
   Short-term debt ......................................       --        22,726
   Long-term debt .......................................     27,655      27,655
   Federal income taxes payable .........................      3,613        --
                                                            --------    --------

                                                              36,675      56,681

STOCKHOLDERS' EQUITY
   Common stock .........................................        451         382
   Additional paid-in capital ...........................    165,668      50,554
   Net unrealized investment gains
     held by subsidiaries ...............................      2,153       6,789
   Retained earnings ....................................    264,646     191,094
                                                            --------    --------
                                                             432,918     248,819
                                                            --------    --------

                                                            $469,593    $305,500
                                                            ========    ========

*        Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                             UICI (PARENT COMPANY)

                              STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                         Year Ended December 31
                                                      ------------------------------
                                                        1996       1995       1994
                                                      --------   --------   --------
Income:
   Dividends from subsidiaries* ...................   $ 27,198   $ 24,586   $  6,039
   Service fee income .............................       --         --        2,271
   Interest income ................................      9,578      7,245      3,715
   Interest and other income from subsidiaries* ...        621        827        829
   Gains (losses) on sale of investments ..........      2,283       --         (164)
   Fees and other income ..........................     17,114      9,396      2,716
                                                      --------   --------   --------

                                                        56,794     42,054     15,406
                                                      --------   --------   --------

Expenses:
   General and administrative expenses ............     18,978     18,448      7,655
   Administrative expenses to subsidiaries* .......      6,462      4,702       --
   Interest expense ...............................      2,471      3,894      1,913
                                                      --------   --------   --------

                                                        27,911     27,044      9,568
                                                      --------   --------   --------

        Income before equity in undistributed
          earnings of subsidiaries
          and federal income taxes ................     28,883     15,010      5,838

Equity in undistributed earnings of
     subsidiaries .................................     46,642     39,033     31,553
                                                      --------   --------   --------

        Income before federal income taxes ........     75,525     54,043     37,391
Federal income taxes ..............................      6,278        715      1,213
                                                      --------   --------   --------

        Net income ................................   $ 69,247   $ 53,328   $ 36,178
                                                      ========   ========   ========

*   Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                        SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF
                                                  REGISTRANT--(CONTINUED) UICI
                                                  (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        YEAR ENDED DECEMBER 31
                                                                 --------------------------------------
                                                                    1996          1995          1994
                                                                 ----------    ----------    ----------
OPERATING ACTIVITIES
   Net Income ................................................   $   69,247    $   53,328    $   36,178
   Adjustments to reconcile net income
     to cash provided by operating activities:
        Equity in undistributed earnings of subsidiaries .....      (46,642)      (39,033)      (31,553)
        (Gains) losses on sale of investments ................       (2,283)         --             164
        Decrease in amounts due from related companies .......           31           442            22
        Increase (decrease) in accrued expenses
          and other liabilities ..............................         (905)        3,756         1,909
        Deferred income taxes (benefit) ......................        2,118        (2,498)       (1,923)
        Increase in federal income taxes payable .............        1,510         1,057         1,536
        Other items, net .....................................       (1,677)       (2,006)         (797)
                                                                 ----------    ----------    ----------
     Cash Provided by Operations .............................       21,399        15,046         5,536
                                                                 ----------    ----------    ----------

INVESTING ACTIVITIES
   Purchase of subsidiaries ..................................         (275)      (23,452)         --
   Minority interest purchased ...............................       (9,831)         --            --
   Decrease (increase) of investments in and
     advances to subsidiaries ................................      (12,971)       15,846        (8,673)
   Sale and maturity of investments ..........................      118,769       156,123        65,275
   Purchase of investments ...................................     (194,658)     (156,904)     (105,958)
   Decrease (increase) in agents' receivables ................       (2,706)         (741)        7,223
                                                                 ----------    ----------    ----------
     Cash Used in Investing Activities .......................     (101,672)       (9,128)      (42,133)
                                                                 ----------    ----------    ----------

FINANCING ACTIVITIES
   Proceeds of notes payable .................................       10,250        18,091        59,655
   Repayment of notes payable ................................      (22,242)      (34,600)      (23,000)
   Proceeds from payable to related party ....................         --          10,735           940
   Repayment of payable to related party .....................      (10,735)         (275)       (1,500)
   Proceeds from exercise of warrants and stock options ......          179           208           212
   Proceeds from issuance of common stock, net of expenses ...      100,148          --            --
   Purchase of treasury stock ................................         (271)         (189)         (154)
                                                                 ----------    ----------    ----------
     Cash Provided by (Used in) Financing Activities .........       77,329        (6,030)       36,153
                                                                 ----------    ----------    ----------

     Decrease in Cash ........................................       (2,944)         (112)         (444)
     Cash at Beginning of Period .............................        1,005         1,117         1,561
                                                                 ----------    ----------    ----------
     Cash (overdraft) at End of Period .......................   $   (1,939)   $    1,005    $    1,117
                                                                 ==========    ==========    ==========

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                      UICI
                                AND SUBSIDIARIES

               SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION

        COL. A                                             COL. B           COL. C           COL. D            COL. E
        ------                                         --------------   --------------   --------------   --------------

                                                          Deferred      Future Policy
                                                           Policy     Benefits, Losses,
                                                        Acquisition    Claims, and Loss     Unearned       Policyholder
                                                           Costs           Expenses         Premiums            Funds
                                                        -----------    ----------------     --------       ------------
                                                                                   (Dollars in thousands)
December 31, 1996:
    Life insurance and annuities ..................      $  46,791        $  502,008       $    7,293      $   8,504
    Health insurance ..............................         13,164           211,938           72,085          5,496
                                                         ---------        ----------       ----------      ---------
         Total ....................................      $  59,955        $  713,946       $   79,378      $  14,000
                                                         =========        ==========       ==========      =========

December 31, 1995:
    Life insurance and annuities ..................      $  42,960        $  514,964       $    4,826      $   8,910
    Health insurance ..............................         13,162           191,622           63,273          4,310
                                                         ---------        ----------       ----------      ---------
         Total ....................................      $  56,122        $  706,586       $   68,099      $  13,220
                                                         =========        ==========       ==========      =========

December 31, 1994:
    Life insurance and annuities ..................      $  42,599        $  548,065       $    2,806      $  10,480
    Health insurance ..............................         14,203           155,355           58,934          3,036
                                                         ---------        ----------       ----------      ---------
         Total ....................................      $  56,802        $  703,420       $   61,740      $  13,516
                                                         =========        ==========       ==========      =========

                                        COL. F     COL. G         COL. H         COL. I          COL J       COL. K
                                       -------   ----------    ----------  ------------------  ---------    --------
                                                            Benefits, Claims  Amortization
                                                               Losses, and    of Deferred        Other
                                       Premium   Investment    Settlement  Policy Acquisition  Operating    Premiums
                                       Revenue     Income*      Expenses         Costs         Expenses*     Written
                                       -------   ----------    ----------  ------------------  ---------    --------
                                                                (Dollars in thousands)
1996:
    Life insurance and annuities ..   $  46,570   $30,231      $  43,037         $13,959       $  11,464
    Health insurance ..............     501,185    15,996        292,858           3,121         159,252    $506,699
                                      ---------   -------      ---------         -------       ---------    ========
         Total ....................    $547,755   $46,227      $ 335,895         $17,080       $ 170,716
                                      =========   =======      =========         =======       =========

1995:
    Life insurance and annuities ..   $  45,353   $32,485      $  44,444         $11,703       $  11,321
    Health insurance ..............     473,778    14,373        276,057           3,326         152,137    $480,021
                                      ---------   -------      ---------         -------       ---------    ========
         Total ....................   $ 519,131   $46,858      $ 320,501         $15,029       $ 163,458
                                      =========   =======      =========         =======       =========

1994:
    Life insurance and annuities ..   $  40,659   $30,692      $  37,010         $10,107       $  14,696
    Health insurance ..............     415,251    10,457        238,935           3,669         145,892    $418,760
                                      ---------   -------      ---------         -------       ---------    ========
         Total ....................   $ 455,910   $41,149      $ 275,945         $13,776       $ 160,588
                                      =========   =======      =========         =======       =========

* Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                                      UICI
                                AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE
                             (Dollars in thousands)

                                                                                                        Percentage
                                                                                                        Of Amount
                                              Gross                                         Net          Assumed
                                             Amount          Ceded         Assumed        Amount          to Net
                                             ------          -----         -------        -------         ------
Year ended December 31, 1996
----------------------------
  Life insurance in force ...........    $  4,262,222     $  863,957     $  731,827      $ 4,130,092       17.7%
                                         ============     ==========     ==========      ===========       ====

Premiums:
  Life insurance ....................    $     51,334     $   11,823     $    7,059      $    46,570       15.2%
  Health insurance ..................         268,355         15,547        248,377          501,185       49.6%
                                         ------------     ----------     ----------      -----------
                                         $    319,689     $   27,370     $  255,436      $   547,755
                                         ============     ==========     ==========      ===========

 Year ended December 31, 1995
 ----------------------------
  Life insurance in force ...........    $  3,778,008     $  776,086     $  635,697      $ 3,637,619       17.5%
                                         ============     ==========     ==========      ===========       ====

Premiums:
  Life insurance ....................    $     47,381     $    8,459     $    6,431      $    45,353       14.2%
  Health insurance ..................         215,334         11,169        269,613          473,778       56.9%
                                         ------------     ----------     ----------      -----------
                                         $    262,715     $   19,628     $  276,044      $   519,131
                                         ============     ==========     ==========      ===========

Year ended December 31, 1994
----------------------------
  Life insurance in force ...........    $  3,717,845     $  767,580     $  569,482      $ 3,519,747       16.2%
                                         ============     ==========     ==========      ===========       ====

Premiums:
  Life insurance ....................    $     44,062     $    7,707     $    4,304      $    40,659       10.6%
  Health insurance ..................         183,305          9,369        241,315          415,251       58.1%
                                         ------------     ----------     ----------      -----------
                                         $    227,367     $   17,076     $  245,619      $   455,910
                                         ============     ==========     ==========      ===========

                                      UICI
                                AND SUBSIDIARIES

                SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                              Recoveries/      Deductions
                                             Balance At       Additions         Charged         Amounts          Balance
                                             Beginning        Cost and         to Other         Charged         At End of
                                             of Period        Expenses         Accounts           Off            Period
                                             ---------        --------         --------           ---            ------
Allowance for losses
--------------------

Year ended December 31, 1996
----------------------------
   Credit card receivables ....................  $12,129      $13,526          $   604       $(17,531)          $ 8,728
   Agents' receivables ........................    2,986          --               --          (2,931)               55
   Mortgage loans .............................      650          --               --              --               650
   Guaranteed student loans ...................      178          100              --              --               278
   Real estate ................................      --         2,614              --              --             2,614

Year ended December 31, 1995
----------------------------
   Credit card receivables ....................  $ 4,252      $16,968          $ 2,090       $(11,181)          $12,129
   Agents' receivables ........................    3,623          129              175           (941)            2,986
   Mortgage loans .............................      650          --               --              --               650
   Guaranteed student loans ...................      196          --               --             (18)              178

Year ended December 31, 1994
----------------------------
   Credit card receivables ....................  $ 2,620     $  6,837         $  (366)       $ (4,839)         $  4,252
   Agents' receivables ........................    1,997        1,422              357           (153)            3,623
   Mortgage loans .............................      650          --               --              --               650
   Guaranteed student loans ...................      195          --                 1             --               196

                                EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
-------                  ----------------------

  11         Statement re: computation of per share earnings.

  21         Subsidiaries of UICI

  23         Consent of Independent Auditors

  27         Financial Data Schedule