Form 10-K/A
period 1996-12-31
UNITED INSURANCE COMPANIES INC
filed 1997-04-03
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 FORM 10-K/A

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
                              Yes  X        No
                                  ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was $1,051.4 million.

The number of shares outstanding of $0.01 par value Common Stock, as of March 7, 1997 was 45,130,859.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AMENDED

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

         In November 1996, the Company acquired through a stock exchange 100% of Amli Realty Co. ("ARC"). Pursuant to the stock exchange agreement, the Company issued an aggregate of 1,634,876 shares of Common Stock to the stockholders of ARC and issued options to purchase an aggregate of 91,150 shares of Common Stock to persons who held options to acquire shares of ARC stock. Exemption from registration for this issuance was claimed pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as a private placement pursuant to a privately negotiated transaction.

Part III, Item 10 - Amended

Directors and Executive Officers of the Registrant -

        See the Company's Proxy Statement filed on April 3, 1997 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

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

Date  April 3, 1997                              By   /s/ W. Brian Harrigan
    --------------------                           -----------------------------
                                                    W. Brian Harrigan, President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Ronald L. Jensen                                 Date  April 3, 1997
-------------------------------------------------         --------------------
Ronald L. Jensen, Chairman of the Board
       and Director


 /s/ W. Brian Harrigan                                Date  April 3, 1997
-------------------------------------------------         --------------------
W. Brian Harrigan, President (Principal
       Executive Officer) and Director


 /s/ Vernon R. Woelke                                 Date  April 3, 1997
-------------------------------------------------         --------------------
Vernon R. Woelke, Vice President, Treasurer
       (Principal Financial Officer and
       Principal Accounting Officer) and Director


 /s/ Richard J. Estell                                Date  April 3, 1997
-------------------------------------------------         --------------------
Richard J. Estell, Director and
       Executive Vice President


 /s/ J. Michael Jaynes                                Date  April 3, 1997
-------------------------------------------------         --------------------
J. Michael Jaynes, Director


 /s/ Richard T. Mockler                               Date  April 3, 1997
-------------------------------------------------         --------------------
Richard T. Mockler, Director


 /s/ Gary L. Friedman                                 Date  April 3, 1997
-------------------------------------------------         --------------------
Gary L. Friedman, Director


 /s/ Charles T. Prater                                Date  April 3, 1997
-------------------------------------------------         --------------------
Charles T. Prater, Vice President and Director