Form 10-Q
period 1997-03-31
UNITED INSURANCE COMPANIES INC
filed 1997-05-15
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               ---------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

       From the transition period from _______________ to ______________


                         Commission File Number 0-14320


                                      UICI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                   75-2044750
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)


    4001 McEwen, Suite 200, Dallas, Texas                    75244
--------------------------------------------------------------------------------
   (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code    (972) 960-8497
                                                   -----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--45,130,859 shares as of March 31, 1997.

                                     INDEX

                             UICI AND SUBSIDIARIES


                                                                                             Page
                                                                                             ----
PART I.       FINANCIAL INFORMATION


              Consolidated condensed balance sheets-March 31, 1997 and December 31,
               1996                                                                            3

              Consolidated condensed statements of income-Three months ended March 31,
               1997 and 1996                                                                   4

              Consolidated condensed statements of cash flows-Three months ended March
               31, 1997 and 1996                                                               5

              Notes to consolidated condensed financial statements-March 31, 1997              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                      7


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                             12

Item 6.       Exhibits and Reports on Form 8-K                                                13

              SIGNATURES                                                                      14

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                   March 31,     December 31,
                                                                     1997            1996
                                                                  (Unaudited)       (Note)
                                                                  -----------    -----------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1997--$681,062; 1996--$761,168) ...........   $   672,407    $   762,927
         Equity securities, at fair value
            (cost:  1997--$15,856; 1996--$13,553) .............        16,600         15,106
     Trading--
         Fixed maturities, at fair value (cost: 1997--$112,362;
            1996--$0)  ........................................       108,883           --
     Guaranteed student loans .................................         7,082         18,042
     Mortgage and collateral loans ............................        30,085         15,282
     Policy loans .............................................        22,544         22,689
     Credit card loans ........................................        25,311         22,489
     Real estate investments ..................................        28,330         30,822
     Short-term investments ...................................       152,775        195,536
                                                                  -----------    -----------
           Total investments ..................................     1,064,017      1,082,893
   Cash .......................................................        18,270         15,420
   Agents' receivables ........................................        23,124          6,740
   Reinsurance receivables ....................................        71,047         68,438
   Due premiums and other receivables .........................        27,498         25,149
   Investment income due and accrued ..........................        12,566         12,735
   Deferred acquisition costs .................................        61,414         59,955
   Goodwill ...................................................        33,782         17,126
   Property and equipment, net ................................        31,101         26,061
   Other ......................................................         7,039          6,471
                                                                  -----------    -----------
                                                                  $ 1,349,858    $ 1,320,988
                                                                  ===========    ===========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ......................   $   509,487    $   512,670
     Claims ...................................................       209,629        201,276
     Unearned premiums ........................................        85,999         79,378
     Other policy liabilities .................................        14,412         14,000
   Other liabilities ..........................................        40,232         32,214
   Federal income taxes .......................................         7,062          4,705
   Short-term debt ............................................            82          1,032
   Long-term debt .............................................        29,793         29,911
                                                                  -----------    -----------
                                                                      896,696        875,186

MINORITY INTERESTS ............................................         7,433         12,884

STOCKHOLDERS' EQUITY
   Common stock, par value $0 01 per share ....................           451            451
   Additional paid-in capital .................................       165,507        165,668
   Net unrealized investment gains (losses) ...................        (5,167)         2,153
   Retained earnings ..........................................       284,938        264,646
                                                                  -----------    -----------
                                                                      445,729        432,918
                                                                  -----------    -----------
                                                                  $ 1,349,858    $ 1,320,988
                                                                  ===========    ===========



NOTE: The balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                       --------   --------
REVENUES
   Health premiums .................................   $137,036   $121,671
   Life premiums and other considerations ..........     11,667     11,489
   Net investment income ...........................     20,326     16,019
   Fees and other income ...........................     30,435     21,545
   Gains on sale of investments ....................        838        892
                                                       --------   --------
                                                        200,302    171,616

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses .......     93,705     84,076
   Underwriting, acquisition, and insurance expenses     74,318     61,814
   Interest expense ................................        680        668
                                                       --------   --------
                                                        168,703    146,558

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS ........................     31,599     25,058
Federal income taxes ...............................     10,125      8,231
                                                       --------   --------
     INCOME BEFORE MINORITY INTERESTS ..............     21,474     16,827

Minority interests .................................      1,182      1,605
                                                       --------   --------

     NET INCOME ....................................   $ 20,292   $ 15,222
                                                       ========   ========



     NET INCOME PER SHARE ..........................   $   0.45   $   0.40
                                                       ========   ========




See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                           Three Months Ended
                                                               March 31,
                                                            1997        1996
                                                          --------    --------
OPERATING ACTIVITIES
   Net income .........................................   $ 20,292    $ 15,222
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in policy liabilities ...................     18,850         102
     Increase (decrease) in other liabilities .........      3,435        (450)
     Increase in federal income taxes payable .........      5,943       7,575
     Increase in deferred acquisition costs ...........     (1,459)     (1,838)
     (Increase) decrease in accrued investment income
         and reinsurance and other receivables ........     (4,483)      4,107
     Depreciation and amortization ....................      1,844       1,526
     Net income attributable to minority interests ....      1,183       1,605
     Gains on sale of investments .....................       (838)       (892)
     Other items, net .................................       (567)       (245)
                                                          --------    --------

         Cash Provided by Operations ..................     44,200      26,712
                                                          --------    --------

INVESTING ACTIVITIES
   Decrease (increase) in investments .................      8,491      (3,289)
   Increase in agents' receivables ....................    (11,166)     (1,074)
   Purchase of subsidiary and assets, net of cash
     acquired of $49 in 1997 ..........................    (12,387)       --
   Minority interest purchased ........................    (15,062)       --
   Additions to property and equipment ................     (2,121)     (2,100)
                                                          --------    --------

         Cash Used in Investing Activities ............    (32,245)     (6,463)
                                                          --------    --------

FINANCING ACTIVITIES
   Deposits from investment products ..................      4,731       6,023
   Withdrawals from investment products ...............    (11,378)    (11,392)
   Proceeds from debt .................................       --         7,250
   Repayments of debt .................................     (1,068)    (20,991)
   Proceeds from exercise of stock options and warrants         33          89
   Purchase of treasury stock .........................       (194)        (64)
   Distributions to minority interests ................     (1,229)       (641)
                                                          --------    --------
         Cash Used in Financing Activities ............     (9,105)    (19,726)
                                                          --------    --------

         Net Increase in Cash .........................      2,850         523
         Net Cash at Beginning of Period ..............     15,420       5,913
                                                          --------    --------

         Cash at End of Period ........................   $ 18,270    $  6,436
                                                          ========    ========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.


NOTE B--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effective of stock options will be excluded. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claim liabilities. The Credit Card segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission, specifically the Company's prospectus filed April 26, 1996 and the Company's report on Form 10-K for the year ended December 31, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UICI and its subsidiaries (the "Company") reported net income of $0.45 per share for the three months ended March 31, 1997 compared to net income of $0.40 per share for the comparable period in 1996. Included in net income are gains from the sale of investments of $0.01 per share in 1997 and 1996.

The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; (iii) Credit Services; and (iv) Corporate and Other, which includes the businesses of the HealthCare Solutions Division, the Real Estate Division, investment income not allocated to the other segments, interest expense and general expenses relating to corporate operations and realized gains on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.


                                                                Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                                 1997        1996
                                                               --------    --------
Revenues ...................................................      100.0%      100.0%
Benefits, claims, and settlement expenses ..................       46.8        49.0
Underwriting, acquisition and insurance expenses ...........       37.1        36.0
Interest expense ...........................................        0.3         0.4
                                                               --------    --------

Income before federal income taxes and minority interests ..       15.8        14.6
Federal income taxes .......................................        5.1         4.8
                                                               --------    --------
Income before minority interests ...........................       10.7         9.8
Minority interests .........................................        0.6         0.9
                                                               --------    --------
   Net income ..............................................       10.1%        8.9%
                                                               ========    ========

CONSOLIDATED RESULTS OF OPERATIONS FOR FIRST QUARTER 1997 COMPARED TO 1996

         Health premiums. Health premiums increased to $137.0 million in the first quarter of 1997 from $121.7 million in 1996, an increase of $15.3 million, or 13%. The increase was primarily due to the growth in sales of new health insurance policies sold by Cornerstone Marketing of America ("CMA") and the increase in direct business sold by United Group Association ("UGA"). In 1997, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 60% from 57.5% in 1996.

         Life premiums and considerations. Life premiums increased to $11.7 million in the first quarter of 1997 from $11.5 million in 1996, an increase of $200,000, or 2%. The increase was a result of the sale of new life policies. The increase was partially offset by the decrease in premiums and other considerations from closed blocks of life and annuity business.

         Net investment income. Net investment income increased to $20.3 million in the first quarter of 1997 from $16.0 million in 1996, an increase of $4.3 million, or 27%. The increase was due to an increase in invested assets and an increase in yield on invested assets.

         Fees and other income. Fees and other income increased to $30.4 million in the first quarter of 1997 from $21.5 million in 1996, an increase of $8.9 million, or 41%. The increase related primarily to the increase in revenue from the Credit Services segment, revenue from new sales and companies acquired in the third quarter of 1996 and first quarter of 1997 by the HealthCare Solutions Division, and revenues from the administrative operation acquired from AEGON in April 1996.

         Gains on sale of investments. The Company recognized gains on sale of investments of $838,000 in the first quarter of 1997 compared to $892,000 in 1996. Included in the gains on sale of investments in the first quarter of 1997 is $3.5 million of losses that the Company recognized on securities classified as "trading" and a $3.2 million gain from the sale of a dental benefit company. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due to increasing long term interest rates in 1997, the net unrealized investment losses on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $5.2 million at March 31, 1997 compared to net unrealized investment gains of $2.2 million at December 31, 1996.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $93.7 million in the first quarter of 1997 from $84.1 million in 1996, an increase of $9.6 million, or 11%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 47% in the first quarter of 1997 from 49% in 1996, as a result of the increased revenues from the Credit Services segment and the HealthCare Solutions Division, whose expenses are primarily classified as underwriting, acquisition, and insurance expenses.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $74.3 million in the first quarter of 1997 from $61.8 million in 1996, an increase of $12.5 million, or 20%. The increase was primarily due to the growth in premium volume, costs associated with the businesses acquired in the third quarter of 1996 and first quarter of 1997 by the HealthCare Solutions Division and expenses relating to the administrative operation acquired from AEGON in April 1996. As a percentage of revenues, these expenses increased to 37% in the first quarter of 1997 from 36% in 1996.

         Interest expense. Interest expense was comparable in the first quarter of 1997 when compared to same period in 1996.

         Minority interests. Minority interests decreased to $1.2 million in the first quarter of 1997 from $1.6 million in 1996, a decrease of $400,000. The decrease was the result of the purchase of the remaining minority interest from certain subsidiaries of the Company during the third quarter of 1996 and first quarter of 1997.

         Federal income taxes. The Company's effective tax rate was 32.0% in the first quarter of 1997 compared to 33% for 1996 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $31.6 million in the first quarter of 1997 from $25.1 million in 1996, an increase of $6.5 million, or 26%. Operating income (loss) for each of the Company's business segments and divisions was as follows:


                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                    1997        1996
                                                  --------    --------
                                                 (Dollars in thousands)
Health Insurance:
   Self-Employed Health Insurance Division ....   $ 15,230    $ 13,649
   Student Health Insurance Division ..........      3,741       3,786
                                                  --------    --------
     Total Health Insurance ...................     18,971      17,435

Life Insurance and Annuity ....................      4,412       3,170

Credit Services ...............................      4,422       2,631

Corporate and Other:
   HealthCare Solutions Division ..............     (1,979)       (874)
   Real Estate Division .......................        776        --
   Other ......................................      4,997       2,696
                                                  --------    --------
     Total Corporate and Other ................      3,794       1,822
                                                  --------    --------
                                                  $ 31,599    $ 25,058
                                                  ========    ========

         Health Insurance. Operating income for the Health Insurance segment increased to $19.0 million in the first quarter of 1997 from $17.4 million in 1996, an increase of $1.6 million, or 9%. The increases were primarily due to an increase in health premiums and an increase in investment income allocated to the Health Insurance products, which was partially offset by an increase in the combined health ratio from 91% to 92% as compared to the previous year.

Operating income increased $1.6 million when compared to 1996 for the Self-Employed Health Insurance Division, while the operating income for the Student Health Insurance Division remained comparable when compared to 1996.

         Life Insurance and Annuity. Operating income for the Life Insurance and Annuity segment increased to $4.4 million in the first quarter of 1997 from $3.2 million in 1996, an increase of $1.2 million, or 38%. The increase was primarily due to a decrease in policyholder benefits and the recognition of 50% of the profits on a closed block of business on which the Company previously recognized minimal profits.

         Credit Services. Operating income for Credit Services segment increased to $4.4 million in the first quarter of 1997 from $2.6 million in 1996, an increase of $1.8 million, or 69%. The increase was due to the growth in new sales of the credit card program and a decrease in expenses, as a percentage of revenues.

         Corporate and Other. Operating income for Corporate and Other increased to $3.8 million in the first quarter of 1997 from $1.8 million in 1996, an increase of $2.0 million. The HealthCare Solutions Division incurred operating losses of $2.0 million in the first quarter of 1997 compared to losses of $874,000 in 1996. The increase in the losses in the HealthCare Solutions Division primarily resulted from companies acquired or started in the third quarter of 1996 and the first quarter of 1997 and continuing increased marketing expenses which are expected to benefit future periods.

The Company reported operating income for the Real Estate Division, acquired in the fourth quarter of 1996, of $776,000 for the first quarter of 1997.

Operating income from other corporate activities increased to $5.0 million for the first quarter in 1997 from $2.7 million in 1996, an increase of $2.3 million. The increase was primarily due to an increase in investment income not allocated to the other segments. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the increased equity earnings resulting from earnings and the net proceeds from the public offering completed by the Company on May 1, 1996. During the first quarter of 1997, the Company changed the method of allocating investment income to the Life and Annuity segment. The 1996 Life and Annuity segment reflects the restatement of $792,000 of investment income reclassified from investment income not allocated to the other segments.


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets decreased to $1,064.0 million at March 31, 1997 from $1,082.9 million at December 31, 1996, a decrease of $18.9 million. The primary sources for the asset reduction were the decreases in market values of the fixed maturity securities held as "available for sale", the acquisition of the remaining interest of two HealthCare Solutions Division companies, the agency force and certain assets of UGA, and the withdrawals, net of deposits, from investment products. The decrease in market values was the direct result of increases in long term interest rates. The decreases were partially offset by the cash provided by current year operations.

In September 1996, the Company entered into three separate stock purchase agreements with United Dental Care, Inc. to sell its three dental benefit companies in the HealthCare Solutions Division. The Company will realize a gain on the sale of the companies of approximately $6.5 million. The Company completed two of the sales, one in October 1996 and one in January 1997, for a realized gain of $2.0 million and $3.2 million, respectively. The completion of the sale of the remaining company is contingent upon certain conditions including approvals from the appropriate state insurance department. The operations of the dental benefit companies were not material to the operations of the Company.

Effective January 1, 1997, the Company acquired the remaining interest of Insurdata Incorporated ("Insurdata") and UICI Insurance Administrators, Incorporated ("UAI") formerly Insurnational Insurance Administrators, Inc., based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata and UAI in October 1995.

On April 1, 1996, the Company acquired AEGON's underwriting, claims management and administrative capabilities related to products coinsured by the Company. In connection with this transaction, UGA agents began to market health insurance products of the Company rather than the coinsured product. Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA for a price equal to the net book value of the tangible assets acquired and assumed certain agents commitments of $3.9 million. UGA was owned 100% by the Company's Chairman at December 31, 1996. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $9.2 million, which approximates market value of the tangible assets. The elimination of the sharing of business with AEGON and the acquisition of the agency force are expected to have a positive impact on the long term future of the Company.

The Company loaned $15.0 million to two limited partnerships sponsored by AMLI Realty Co., a wholly owned subsidiary of the Company. These loans are collateralized by real estate with interest computed at the LIBOR rate plus 2% and due monthly. The loans are due on March 31, 2000.

Agents receivables increased $16.4 million when compared to December 31, 1996 as a result of the agents receivables acquired in the UGA purchase and increased production.

Goodwill increased $16.7 million when compared to December 31, 1996, as a result of the acquisitions of Insurdata and UAI, a HealthCare Solutions Division company and the agency force and certain assets of UGA.

PART II.  OTHER INFORMATION
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 7, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

              Nominee                             In Favor                  Withheld
           -------------                        -----------                 --------
           Ronald L. Jensen                     35,850,318                   742,960
           Gary L. Friedman                     35,852,134                   741,144
           J. Michael Jaynes                    35,852,092                   741,186
           Richard J. Estell                    35,847,831                   745,447
           Richard T. Mockler                   35,851,822                   741,456
           Vernon R. Woelke                     35,851,814                   741,464
           W. Brian Harrigan                    35,848,307                   744,971
           Charles T. Prater                    35,847,279                   745,999
           John E. Allen                        35,852,092                   741,186

         The results of the voting on the appointment of auditors were as follows:

                  Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

         The votes of the stockholders on this item were as follows:

               In Favor                   Opposed                Abstained
               --------                   -------                ---------
              36,037,689                   1,661                  553,928

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits.

                Exhibit 11 - Statement Re:  Computation of per share earnings

                Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                            UICI
                                                    ----------------------------
                                                        (Registrant)





Date:         May 15, 1997                          /s/W. Brian Harrigan
      -------------------------                     ----------------------------
                                                    W. Brian Harrigan, President





Date:         May 15, 1997                          /s/Vernon R. Woelke
      -------------------------                     ----------------------------
                                                    Vernon R. Woelke, Treasurer
                                                     (Chief Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
11               Statement Re:  Computation of per share earnings

27               Financial Data Schedule