Form 10-Q
period 1997-06-30
UICI
filed 1997-08-13
CIK 773660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       From the transition period from      to
                                                       ----    ----



                         Commission File Number 0-14320



                                      UICI
                                      ----
             (Exact name of registrant as specified in its charter)


          Delaware                                               75-2044750
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                               75244
 -------------------------------------                               -----
(Address of principal executive office                             (Zip Code)


Registrant's telephone number, including area code (972) 233-8200

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




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--45,283,427 shares as of June 30, 1997.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                            Page

PART I.       FINANCIAL INFORMATION


  Consolidated condensed balance sheets-June 30, 1997 and December 31,
  1996                                                                        3

  Consolidated condensed statements of income-Three months ended June 30,
  1997 and 1996 and the six months ended June 30, 1997 and 1996               4

  Consolidated condensed statements of cash flows-Six months ended June 30,
  1997 and 1996                                                               5

  Notes to consolidated condensed financial statements-June 30, 1997          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7


PART II.      OTHER INFORMATION

Item 2(c)     Changes in the rights of the Company's Security Holders        13

Item 6.       Exhibits and Reports on Form 8-K                               13
              --------------------------------

              SIGNATURES                                                     14

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                           June 30,          December 31,
                                                                              1997                1996
                                                                          (Unaudited)           (Note)
                                                                          ----------         ------------

ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1997--$765,061; 1996--$761,168) ...................   $  768,596         $  762,927
         Equity securities, at fair value
            (cost:  1997--$11,463; 1996--$13,553) .....................       13,391             15,106
     Trading--
         Fixed maturities, at fair value (cost:  1997--$49,951;
            1996--$0) .................................................       49,278                --
     Student loans ....................................................       13,867             18,042
     Mortgage and collateral loans ....................................       28,258             15,282
     Policy loans .....................................................       22,488             22,689
     Credit card loans ................................................       34,840             22,489
     Real estate investments ..........................................       29,930             30,822
     Short-term investments ...........................................       89,852            195,536
                                                                          ----------         ----------
           Total investments ..........................................    1,050,500          1,082,893
   Cash ...............................................................       18,025             15,420
   Agents' receivables ................................................       20,096              6,740
   Reinsurance receivables ............................................       70,255             68,438
   Due premiums and other receivables .................................       37,449             25,149
   Investment income due and accrued ..................................       13,402             12,735
   Deferred acquisition costs .........................................       67,110             59,955
   Goodwill ...........................................................       64,969             17,126
   Property and equipment, net ........................................       33,808             26,061
   Other ..............................................................        8,496              6,471
                                                                          ----------         ----------
                                                                          $1,384,110         $1,320,988
                                                                          ==========         ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ..............................     $502,761           $512,670
     Claims ...........................................................      209,557            201,276
     Unearned premiums ................................................       73,247             79,378
     Other policy liabilities .........................................       14,466             14,000
     Federal income taxes .............................................        8,909              4,705
   Other liabilities ..................................................       42,050             32,214
   Short-term debt ....................................................        6,403              1,032
   Long-term debt .....................................................       29,788             29,911
                                                                             887,181            875,186

MINORITY INTERESTS ....................................................       21,182             12,884

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share .............................          453                451
   Additional paid-in capital .........................................      165,604            165,668
   Net unrealized investment gains ....................................        3,548              2,153
   Retained earnings ..................................................      306,142            264,646
                                                                             475,747            432,918
                                                                          ----------         ----------
                                                                          $1,384,110         $1,320,988
                                                                          ==========         ==========


     NOTE: The balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                         1997        1996          1997       1996
                                                       --------    --------     --------    --------

REVENUES
   Health premiums ..................................  $ 144,739   $ 125,563    $ 281,775   $ 247,234
   Life premiums and other considerations ...........     11,277      12,777       22,944      24,266
   Net investment income ............................     20,869      17,863       41,195      33,882
   Fees and other income ............................     41,586      30,131       77,419      51,676
   Gains (losses) on sale of investments ............        264        (149)       1,102         743
                                                       ---------   ---------    ---------   ---------
                                                         218,735     186,185      424,435     357,801

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses ........     98,563      85,380      192,268     169,456
   Underwriting, acquisition, and other expenses ....     86,682      71,767      166,398     133,581
   Interest expense .................................        671         594        1,351       1,262
                                                       ---------   ---------    ---------   ---------
                                                         185,916     157,741      360,017     304,299

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS .........................     32,819      28,444       64,418      53,502
Federal income taxes ................................     11,100       9,384       21,225      17,615
                                                       ---------   ---------    ---------   ---------
     INCOME BEFORE MINORITY INTERESTS ...............     21,719      19,060       43,193      35,887

Minority interests ..................................        775       2,043        1,957       3,648
                                                       ---------   ---------    ---------   ---------

     NET INCOME .....................................  $  20,944   $  17,017    $  41,236   $  32,239
                                                       =========   =========    =========   =========



     NET INCOME PER SHARE ...........................     $ 0.46      $ 0.41       $ 0.91      $ 0.81
                                                          ======      ======       ======      ======




See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                 Six Months Ended
                                                                      June 30,
                                                                 1997        1996
                                                              --------    ---------
OPERATING ACTIVITIES
   Net income ............................................   $  41,236    $  32,239
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in policy liabilities ......................       4,458          825
     Increase in other liabilities .......................       4,662        1,647
     Increase (decrease) in federal income taxes payable .         (76)       2,999
     Increase in deferred acquisition costs ..............      (7,155)      (1,830)
     Increase in accrued investment income
         and reinsurance and other receivables ...........     (13,562)        (222)
     Depreciation and amortization .......................       4,210        3,150
     Net income attributable to minority interests .......       1,957        3,648
     Gains on sale of investments ........................      (1,102)        (743)
     Other items, net ....................................      (1,931)      (1,631)
                                                             ---------    ---------

         Cash Provided by Operations .....................      32,697       40,082
                                                             ---------    ---------

INVESTING ACTIVITIES
   Decrease (increase) in investments ....................      48,956      (79,345)
   Increase in agents' receivables .......................      (7,252)      (4,665)
   Purchase of subsidiary and assets, net of cash
     acquired of $1,171 in 1997 ..........................     (38,265)        --
   Minority interest purchased ...........................     (15,062)        --
   Additions to property and equipment ...................      (6,141)     (13,094)
                                                             ---------    ---------

         Cash Used in Investing Activities ...............     (17,764)     (97,104)
                                                             ---------    ---------

FINANCING ACTIVITIES
   Deposits from investment products .....................       9,127        7,685
   Withdrawals from investment products ..................     (20,878)     (20,911)
   Proceeds from debt ....................................       2,016       10,250
   Repayments of debt ....................................      (1,068)     (32,976)
   Proceeds from payable to related party ................        --            550
   Repayment of payable to related party .................        --           (715)
   Proceeds from issuance of common stock, net of expenses        --        100,148
   Proceeds from exercise of stock options and warrants ..         131           89
   Purchase of treasury stock ............................        (194)         (64)
   Distributions to minority interests ...................      (1,462)      (1,252)

         Cash (used in) provided by Financing Activities .     (12,328)      62,804
                                                             ---------    ---------

         Net Increase in Cash ............................       2,605        5,782
         Net Cash at Beginning of Period .................      15,420        5,913
                                                             ---------    ---------

         Cash at End of Period ...........................   $  18,025    $  11,695
                                                             =========    =========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


June 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.


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


In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

Also in June 1997, the FAB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. This statement significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.

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


PART I.  FINANCIAL INFORMATION
ITEM 2 -- Management's Discussion and Analysis
              of Financial Condition and Results of Operations

UICI and its subsidiaries (the "Company") reported net income of $0.46 per share for the three month period ended June 30, 1997 compared to net income of $0.41 per share for the comparable period in 1996. There were no gains from the sale of investments for the three month periods ended June 30, 1997 and 1996. For the six month period ended June 30, 1997, net income was $0.91 per share compared to $0.81 per share in 1996. Included in net income were gains from the sale of investments of $0.01 per share for the six month periods ended June 30, 1997 and in 1996.

The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; (iii) Credit Services; and
(iv) Corporate and Other, which includes the businesses of the HealthCare Solutions Division, the Real Estate Division, investment income not allocated to the other segments, interest expense, and general expenses relating to corporate operations, goodwill and realized gains (losses) on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policyholder liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

The following table sets forth income statement data as a percentage of revenues for the periods indicated.

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                      1997     1996        1997     1996
                                                     ------   ------      ------   ------
Revenues .......................................     100.0%   100.0%      100.0%   100.0%
                                                     =====    =====       =====    =====
Benefits, claims, and settlement expenses ......      45.1     45.9        45.3     47.4
Underwriting, acquisition and other expenses ...      39.6     38.5        39.2     37.3
Interest expense ...............................       0.3      0.3         0.3      0.3
                                                     -----    -----       -----    -----
                                                      85.0     84.7        84.8     85.0
                                                     -----    -----       -----    -----

Income before federal income taxes
   and minority interests ......................      15.0     15.3        15.2     15.0
Federal income taxes ...........................       5.1      5.0         5.0      5.0
                                                     -----    -----       -----    -----
Income before minority interests ...............       9.9     10.3        10.2     10.0
Minority interests .............................       0.4      1.1         0.5      1.0
                                                     -----    -----       -----    -----
   Net income ..................................       9.5%     9.2%        9.7%     9.0%
                                                     =====    =====       =====    =====


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 COMPARED TO 1996

     HEALTH PREMIUMS. Health premiums increased to $144.7 million for the three month period in 1997 from $125.6 million in 1996, an increase of $19.1 million, or 15%, and increased to $281.8 million for the six month period in 1997 from $247.2 million in 1996, an increase of $34.6 million, or 14%. The increase was primarily due to the growth in sales of new health insurance policies sold by Cornerstone Marketing of America ("CMA") and the increase in direct business sold by United Group Association ("UGA"). In 1997, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 60.0% from 57.5% in 1996.

     LIFE PREMIUMS AND OTHER CONSIDERATIONS. Life premiums and considerations decreased to $11.3 million for the three month period in 1997 from $12.8 million in 1996, a decrease of $1.5 million, or 12%, and decreased to $22.9 million for the six month period in 1997 from $24.3 million in 1996, a decrease of $1.4 million, or 6%. The decrease was the result of the decrease in retention of credit life business which was partially offset by the sale of new life policies.

     NET INVESTMENT INCOME. Net investment income increased to $20.9 million for the three month period in 1997 from $17.9 million in 1996, an increase of $3.0 million, or 17%, and increased to $41.2 million for the six month period in 1997 from $33.9 million in 1996, an increase of $7.3 million or 22%. The increase was due to an increase in invested assets and an increase in yield on invested assets.

     FEES AND OTHER INCOME. Fees and other income increased to $41.6 million for the three month period in 1997 from $30.1 million in 1996, an increase of $11.5 million, or 38%, and increased to $77.4 million for the six month period in 1997 from $51.7 million in 1996, an increase of $25.7 million, or 50%. The increase related primarily to the increase in revenue from the Credit Services segment, growth in sales from the HealthCare Solutions Division, revenues from the companies acquired in the third quarter of 1996 and first quarter of 1997 by the HealthCare Solutions Division, revenues from agency operations in the health insurance segment and revenues from the Real Estate Division. 8

     GAINS (LOSSES) ON SALE OF INVESTMENTS. The Company recognized gains (losses) on the sale of investments of $264,000 and $1.1 million for the three month and six month periods in 1997, respectively, compared to ($149,000) and $743,000 for the same periods in 1996. Included in the gains on sale of investments for the six months ending June 30, 1997 are $673,000 of losses that the Company recognized on securities classified as "trading" and a $3.2 million gain from the sale of a dental benefit company. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests was $3.5 million at June 30, 1997 compared to $2.2 million at December 31, 1996.

     BENEFITS, CLAIMS, AND SETTLEMENT EXPENSES. Benefits, claims, and settlement expenses increased to $98.6 million for the three month period in 1997 from $85.4 million in 1996, an increase of $13.2 million, or 15%, and increased to $192.3 million for the six month period in 1997 from $169.5 million in 1996, an increase of $22.8 million, or 13%. The increase was primarily due to the growth in premium volume and a higher loss ratio in the Health Insurance segment. As a percentage of revenues, these expenses decreased to 45.1% and 45.3% for the three and six month periods in 1997, respectively, from 45.9% and 47.4% for the same periods in 1996. The decrease in these expenses were the result of the increased revenues from the Credit Services segment, the HealthCare Solutions Division and the Real Estate Division whose expenses are primarily classified as underwriting, acquisition and other expenses.


     UNDERWRITING, ACQUISITION AND OTHER EXPENSES. Underwriting, acquisition and other expenses increased to $86.7 million for the three month period in 1997 from $71.8 million in 1996, an increase of $14.9 million, or 21%, and increased to $166.4 million for the six month period in 1997 from $133.6 million in 1996, an increase of $32.8 million, or 25%. The increase was primarily due to the growth in premium volume, costs associated with the operations of the Credit Services segment, businesses acquired in the third quarter of 1996 and first quarter of 1997 by the HealthCare Solutions Division, and agency operations in the Health Insurance segment. As a percentage of revenues, these expenses increased to 39.6% and 39.2% for the three and six month periods in 1997, respectively, from 38.5% and 37.3% for the same periods in 1996. The increase was primarily the result of the increased costs from the HealthCare Solutions Division.

     INTEREST EXPENSE. Interest expense increased to $671,000 for the three month period in 1997 from $594,000 in 1996, an increase of $77,000, and increased to $1.4 million for the six month period in 1997 from $1.3 million in 1996, an increase of $100,000.

     MINORITY INTERESTS. Minority interests decreased to $775,000 for the three month period in 1997 from $2.0 million in 1996, a decrease of $1.2 million, and decreased to $2.0 million for the six month period in 1997 from $3.6 million in 1996, a decrease of $1.6 million. The decrease was the result of the purchase of the remaining minority interest from certain subsidiaries of the Company during the third quarter of 1996 and the first quarter of 1997.

     FEDERAL INCOME TAXES. The Company's effective tax rate was 33% for the six month period in 1997 and 1996 which varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

     INCOME BEFORE FEDERAL INCOME TAXES AND MINORITY INTERESTS ("OPERATING INCOME"). Operating income increased to $32.8 million for the three month period in 1997 from $28.4 million in 1996, an increase of $4.4 million, or 15%, and increased to $64.4 million for the six month period in 1997 from $53.5 million in 1996, an increase of $10.9 million, or 20%. Operating income (loss) for each of the Company's business segments and divisions was as follows:

                                                Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                              (Dollars in thousands) (Dollars in thousands)
                                                 1997        1996       1997        1996
Health Insurance:
   Self-Employed Health Insurance Division ... $ 14,973    $ 14,154   $ 30,204    $ 27,803
   Student Health Insurance Division .........    4,248       3,661      7,989       7,447
                                               --------    --------   --------    --------
     Total Health Insurance ..................   19,221      17,815     38,193      35,250

Life Insurance and Annuity ...................    3,474       4,479      7,885       7,649

Credit Services ..............................    5,274       3,248      9,696       5,879

Corporate and Other:
   HealthCare Solutions Division .............     (923)        337     (2,470)       (146)
   Real Estate Division ......................    1,044        --        1,820        --
   Other .....................................    4,729       2,565      9,294       4,870
                                               --------    --------   --------    --------
     Total Corporate and Other ...............    4,850       2,902      8,644       4,724
                                               --------    --------   --------    --------
                                               $ 32,819    $ 28,444   $ 64,418    $ 53,502
                                               ========    ========   ========    ========


     HEALTH INSURANCE. Operating income for the Health Insurance business increased to $19.2 million for the three month period in 1997 from $17.8 million in 1996, an increase of $1.4 million, or 8%, and increased to $38.2 million for the six month period in 1997 from $35.3 million in 1996, an increase of $2.9 million or 8%. The increases were due primarily to an increase in health premiums, which was partially offset by an increase in the combined health ratio from 91% to 92% as compared to previous year.

     LIFE INSURANCE AND ANNUITY. Operating income for the Life Insurance and Annuity business decreased to $3.5 million for the three month period in 1997 from $4.5 million in 1996, a decrease of $1.0 million, or 22%, and increased to $7.9 million for the six month period in 1997 from $7.6 million in 1996, an increase of $300,000, or 4%. The decrease for the three month period was primarily due to an increase in agency expenses and a decrease in retention of credit life business.

     CREDIT SERVICES. Operating income for the Credit Services segment increased to $5.3 million for the three month period in 1997 from $3.2 million in 1996, an increase of $2.1 million or 66%, and increased to $9.7 million for the six month period in 1997 compared to $5.9 million in 1996, an increase of $3.8 million, or 64%. The increase is primarily due to the continued growth in new sales which increases revenue and operating income and the continuing downward trend in the gross charge offs when measured against the balances outstanding. The downward trend is a result of improved collection efforts resulting from an investment in better technology during the fourth quarter of 1996.

     CORPORATE AND OTHER. Operating income for Corporate and Other increased to $4.9 million for the three month period in 1997 from $2.9 million in 1996, an increase of $2.0 million, and increased to $8.6 million for the six month period in 1997 from $4.7 million in 1996, an increase of $3.9 million. HealthCare Solutions Division incurred operating losses of $923,000 for the three month period in 1997 compared to operating earnings of $336,000 in 1996, and operating losses of $2.5 million for the six month period ended in 1997 compared to an operating loss of $146,000 in 1996. The increase in the losses in the HealthCare Solutions Division primarily resulted from companies acquired or started in the third quarter of 1996 and the first quarter of 1997 and continuing increased marketing expenses which are expected to benefit future periods.

The Company reported operating income for the Real Estate Division of $1.0 million for the three month period and $1.8 million for the six month period ended June 30, 1997. The Real Estate Division was started in the fourth quarter of 1996 with the acquisition of Amli Realty Co.

Operating income from other corporate activities increased to $4.7 million for the three month period in 1997 from $2.6 million in 1996, an increase of $2.1, million and $9.3 million for the six month period in 1997 from $4.9 million in 1996, an increase of $4.4 million. The increase was primarily due to an increase in investment income not allocated to the other segments. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the increased equity resulting from earnings and the net proceeds from the public offering completed by the Company on May 1, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets decreased to $1,050.5 million at June 30, 1997 from $1,082.9 million at December 31, 1996, a decrease of $32.4 million. The primary reasons for this decrease were the $53.0 million in acquisitions, the increase in property plant and equipment, and the withdrawals, net of deposits, from investment products during the six month period ended June 30, 1997. The decreases were partially offset by the cash provided by operations.

In September 1996, the Company entered into three separate stock purchase agreements with United Dental Care, Inc. to sell its three dental benefit companies in the HealthCare Solutions Division. The Company completed two of the sales, one in October 1996, and one in January 1997, for a realized gain of $2.0 million and $3.2 million, respectively. Subsequent to June 30, 1997, the Company completed the third and final sale of its dental benefit companies realizing a $1.5 million gain. The operations of the dental benefit companies were not material to the operations of the Company.

Effective January 1, 1997, the Company acquired the remaining interest of Insurdata Incorporated ("Insurdata") and UICI Administrators, Incorporated ("UAI") formerly Insurnational Insurance Administrators, Inc., based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata and UAI in October 1995.

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

In May 1997, the Company acquired 100% of Barron Risk Management Services, Inc. ("Barron") for a purchase price of $5.0 million. The acquisition of Barron was funded with existing cash.

In June 1997, the Company acquired controlling interest in Education Finance Group ("EFG") for a purchase price of $20.0 million. The acquisition of EFG was funded with existing cash of $18.0 million and a $2.0 million note payable due on demand. The $2.0 million note payable was paid off on July 11, 1997.

For financial reporting purposes, the Barron and EFG acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the date acquired.

The Company loaned $15.0 million to two limited partnerships sponsored by AMLI Realty Co., a wholly owned subsidiary of the Company. These loans are collateralized by real estate with interest computed at the LIBOR rate plus 2% and due monthly. The loans are due on March 31, 2000.

Goodwill increased $47.8 million when compared to December 31, 1996, as a result of the 1997 acquisitions of the remaining interests of Insurdata and UAI, the agency force and certain assets of UGA, Barron and EFG.

PART II.  OTHER INFORMATION

ITEM 2--Changes in the Rights of the
     Company's Security Holders

     In April 1997, the Company acquired through a stock exchange 100% of Excess, Inc. ("Excess"). Pursuant to the stock exchange agreement, the Company issued an aggregate of 145,133 shares of common stock to the stockholders of Excess. Exemption from registration for this issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a private placement pursuant to a privately negotiated transaction.

ITEM 6 -- Exhibits and Reports on Form 8-K        Number
                                                  ------

 (a)     Exhibits.

         Exhibit 11 - Statement Re:  Computation of per share earnings        15

 (b)     Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   UICI
                                                   ----
                                               (Registrant)





Date:  August 13, 1997                         /s/W. Brian Harrigan
       ---------------                         --------------------
                                               W. Brian Harrigan, President





Date:  August 13, 1997                         /s/Vernon R. Woelke
       ---------------                         -------------------
                                               Vernon R. Woelke, Treasurer
                                               (Chief Financial Officer)