Form 10-Q
period 1997-09-30
UICI
filed 1997-11-13
CIK 773660

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   From the transition period from        to
                                                   ------    ------


                       Commission File Number 0-14320
                                              -------


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


Registrant's telephone number, including area code (972) 392-6700

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




      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--45,292,000 shares as of September 30, 1997.

                                     INDEX

                             UICI AND SUBSIDIARIES


                                                                          Page

PART I.  FINANCIAL INFORMATION


         Consolidated condensed balance sheets-September 30, 1997
         and December 31, 1996                                              3

         Consolidated   condensed   statements  of  income-Three
         months ended September 30, 1997 and 1996 and the nine
         months ended September 30, 1997 and 1996                           4

         Consolidated condensed statements of cash flows-Nine
         months ended September 30, 1997 and 1996                           5

         Notes to consolidated condensed financial
         statements-September 30, 1997                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13
         --------------------------------

         SIGNATURES                                                        15

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                       September 30,  December 31,
                                                            1997         1996
                                                        (Unaudited)     (Note)
                                                       ------------  ------------
ASSETS
  Investments:
    Securities available for sale--
      Fixed maturities, at fair value
         (cost:  1997--$797,195; 1996--$744,782) ...    $  811,065    $  762,927
      Equity securities, at fair value
         (cost:  1997--$12,914; 1996--$15,966) .....        15,572        15,106
    Student loans ..................................         6,604        18,042
    Mortgage and collateral loans ..................        28,701        15,282
    Policy loans ...................................        22,357        22,689
    Credit card loans ..............................        32,816        22,489
    Real estate investments ........................        30,739        30,822
    Short-term investments .........................       137,522       195,536
                                                        ----------    ----------
        Total investments ..........................     1,085,376     1,082,893
  Cash .............................................         9,854        15,420
  Agents' receivables ..............................        16,737         6,740
  Reinsurance receivables ..........................        71,101        68,438
  Due premiums and other receivables ...............        40,205        25,149
  Investment income due and accrued ................        12,771        12,735
  Deferred acquisition costs .......................        85,044        59,955
  Goodwill .........................................        85,831        17,126
  Property and equipment, net ......................        36,398        26,061
  Other ............................................         7,222         6,471
                                                        ----------    ----------
                                                        $1,450,539    $1,320,988
                                                        ==========    ==========

LIABILITIES
  Policy liabilities:
    Future policy and contract benefits ............    $  498,499    $  512,670
    Claims .........................................       227,397       201,276
    Unearned premiums ..............................        90,807        79,378
    Other policy liabilities .......................        15,218        14,000
    Federal income taxes ...........................        18,595         4,705
  Other liabilities ................................        49,394        32,214
  Short-term debt ..................................         5,013         1,032
  Long-term debt ...................................        25,227        29,911
                                                        ----------    ----------
                                                           930,150       875,186

MINORITY INTERESTS .................................        12,667        12,884

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share ...........           453           451
  Additional paid-in capital .......................       165,705       165,668
  Net unrealized investment gains ..................        10,714         2,153
  Retained earnings ................................       330,850       264,646
                                                        ----------    ----------
                                                           507,722       432,918
                                                        ----------    ----------
                                                        $1,450,539    $1,320,988
                                                        ==========    ==========


NOTE: The balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                     1997         1996         1997       1996
                                                     ----         ----         ----       ----
REVENUES
  Health premiums .............................   $ 149,328   $ 119,306    $ 431,103   $ 366,540
  Life premiums and other considerations ......      12,282      10,987       35,226      35,253
  Net investment income .......................      20,666      18,004       61,861      51,886
  Fees and other income .......................      53,157      28,486      130,576      80,162
  Gains (losses) on sale of investments .......       1,916         (73)       3,018         670
                                                  ---------   ---------    ---------   ---------
                                                    237,349     176,710      661,784     534,511

BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ...     102,830      76,930      295,098     246,386
  Underwriting, acquisition, and other expenses      98,345      70,270      264,743     203,851
  Interest expense ............................         804         605        2,155       1,867
                                                  ---------   ---------    ---------   ---------
                                                    201,979     147,805      561,996     452,104

    INCOME BEFORE FEDERAL INCOME TAXES
    AND MINORITY INTERESTS ....................      35,370      28,905       99,788      82,407
Federal income taxes ..........................      10,869       9,410       32,094      27,025
                                                  ---------   ---------    ---------   ---------
    INCOME BEFORE MINORITY INTERESTS ..........      24,501      19,495       67,694      55,382

Minority interests ............................       1,887       1,374        3,844       5,022
                                                  ---------   ---------    ---------   ---------

    NET INCOME ................................   $  22,614   $  18,121    $  63,850   $  50,360
                                                  =========   =========    =========   =========



    NET INCOME PER SHARE ......................       $0.50       $0.42        $1.41       $1.23
                                                      =====       =====        =====       =====


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1997         1996
                                                               --------     --------
OPERATING ACTIVITIES
  Net income ..............................................    $ 63,850     $ 50,360
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Increase in policy liabilities ........................      38,320       16,471
    Increase in other liabilities .........................       9,741        4,856
    Increase in federal income taxes payable ..............       4,033        8,163
    Increase in deferred acquisition costs ................     (10,995)      (2,639)
    Increase in accrued investment income
      and reinsurance and other receivables ...............     (13,039)      (1,701)
    Depreciation and amortization .........................       4,906        4,903
    Net income attributable to minority interests .........       3,844        5,022
    Gains on sale of investments ..........................      (3,018)        (670)
    Other items, net ......................................      (1,843)      (2,188)
                                                               --------     --------

      Cash Provided by Operations .........................      95,799       82,577
                                                               --------     --------

INVESTING ACTIVITIES
  Decrease (increase) in investments ......................      20,190     (108,639)
  Increase in agents' receivables .........................      (4,163)        (770)
  Purchase of subsidiaries and assets, net of cash acquired
    of $2,137 and $3,996 in 1997 and 1996, respectively ...     (77,247)     (13,847)
  Minority interest purchased .............................     (15,062)        --
  Additions to property and equipment .....................      (6,258)     (14,639)
                                                               --------     --------

      Cash Used in Investing Activities ...................     (82,540)    (137,895)
                                                               --------     --------

FINANCING ACTIVITIES
  Deposits from investment products .......................      13,608       12,228
  Withdrawals from investment products ....................     (31,352)     (29,162)
  Proceeds from debt ......................................       2,365       10,250
  Repayments of debt ......................................      (3,068)     (33,094)
  Proceeds from payable to related party ..................        --            550
  Repayment of payable to related party ...................        --           (715)
  Proceeds from issuance of common stock, net of expenses .        --        100,148
  Proceeds from exercise of stock options and warrants ....         232          178
  Purchase of treasury stock ..............................        (194)        (115)
  Distributions to minority interests .....................        (416)      (1,786)
                                                               --------     --------

      Cash (Used in) Provided by Financing Activities .....     (18,825)      58,482
                                                               --------    ---------

      Net (Decrease) Increase in Cash .....................      (5,566)       3,164
      Net Cash at Beginning of Period .....................      15,420        5,913
                                                               --------    ---------

      Cash at End of Period ...............................    $  9,854    $   9,077
                                                               ========    =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


September 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.


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

Also in June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. This statement significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.

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


PART I.  FINANCIAL INFORMATION
ITEM 2 -- Management's Discussion and Analysis
              of Financial Condition and Results of Operations

UICI and its subsidiaries (the "Company") reported net income of $0.50 per share for the three month period ended September 30, 1997 compared to net income of $0.42 per share for the comparable period in 1996. Included in net income are gains from the sale of investments of $0.03 per share for the three month period ended September 30, 1997. There were no gains from the sale of investments for the three month period ended September 30, 1996. For the nine month period ended September 30, 1997, net income was $1.41 per share compared to $1.23 per share in 1996. Included in net income were gains from the sale of investments of $0.04 and $0.01 per share for the nine month periods ended September 30, 1997 and 1996, respectively.

     The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Health Insurance Division and the Student Health Insurance Division; (ii) Life Insurance and Annuity; (iii) Credit Services; and (iv) Corporate and Other, which includes the businesses of the Institutional Technology & Outsourcing Division, the Real Estate Division, the Student Loan Division, acquired in the second quarter of 1997, investment income not allocated to the other segments, interest expense, and general expenses relating to corporate operations, goodwill and realized gains (losses) on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policyholder liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

      HEALTH PREMIUMS. Health premiums increased to $149.3 million for the three month period in 1997 from $119.3 million in 1996, an increase of 25%, and increased to $431.1 million for the nine month period in 1997 from $366.5 million in 1996, an increase of 18%. The increase was primarily due to the growth in sales of new health insurance policies sold by Cornerstone Marketing of America ("CMA") and the increase in direct business sold by United Group Association ("UGA"). In 1997, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 60.0 from 57.5% in 1996.

     LIFE PREMIUMS AND OTHER CONSIDERATIONS. Life premiums and considerations increased to $12.3 million for the three month period in 1997 from $11.0 million in 1996, an increase of 12%, and remained relatively constant for the nine month period in 1997 as compared to 1996. The increase for the three month period is due to the continued growth in sales of new life policies. For the nine month period in 1997 when compared to 1996, the growth in sales of new life policies was offset by the decrease in retention of credit life business.

     NET INVESTMENT INCOME. Net investment income increased to $20.7 million for the three month period in 1997 from $18.0 million in 1996, an increase of 15%, and increased to $61.9 million for the nine month period in 1997 from $51.9 million in 1996, an increase of 16%. The increase was due to an increase in invested assets and yield on invested assets.

     FEES AND OTHER INCOME. Fees and other income increased to $53.2 million for the three month period in 1997 from $28.5 million in 1996, an increase of 87%, and increased to $130.6 million for the nine month period in 1997 from $80.2 million in 1996, an increase of 63%. The increase relates primarily to the companies acquired in the third quarter of 1996 and first quarter of 1997 by the Institutional Technology & Outsourcing Division, the Real Estate Division which was acquired in the fourth quarter of 1996, the acquisitions in the Health Insurance segment and the acquisition of Educational Finance Group ("EFG") in the second quarter of 1997.

     GAINS (LOSSES) ON SALE OF INVESTMENTS. The Company recognized gains (losses) on the sale of investments of $1.9 and $3.0 million for the three and nine month periods in 1997, respectively, compared to $(73,000) and $670,000 for the same periods in 1996. Included in the gains on sale of investments for the nine months ending September 30, 1997 are $4.7 million in gains from the sale of two dental benefit companies. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests was $10.7 million at September 30, 1997 compared to $2.2 million at December 31, 1996.

     BENEFITS, CLAIMS, AND SETTLEMENT EXPENSES. Benefits, claims, and settlement expenses increased to $102.8 million for the three month period in 1997 from $76.9 million in 1996, an increase of 34%, and increased to $295.1 million for the nine month period in 1997 from $246.4 million in 1996, an increase of 20%. The increase was primarily due to the growth in premium volume and a higher loss ratio in the Health Insurance segment. As a percentage of revenues, these expenses decreased to 43% and 45% for the three and nine month periods in 1997, respectively, from 44% and 46% for the same periods in 1996. The decrease in these expenses were the result of the increased revenues from the Credit Services segment, the Institutional Technology & Outsourcing Division and the Real Estate Division whose expenses are primarily classified as underwriting, acquisition and other expenses.


     UNDERWRITING, ACQUISITION AND OTHER EXPENSES. Underwriting, acquisition and other expenses increased to $98.3 million for the three month period in 1997 from $70.3 million in 1996, an increase of 40%, and increased to $264.7 million for the nine month period in 1997 from $203.9 million in 1996, an increase of 30%. The increase was primarily due to the growth in premium volume, costs associated with the operations of the Credit Services segment, businesses acquired in the third quarter of 1996 and first quarter of 1997 by the Institutional Technology & Outsourcing Division, acquisitions in the Health Insurance segment and acquisition of EFG. As a percentage of revenues, these expenses increased to 41% and 40% for the three and nine month periods in 1997, respectively, from 40% and 38% for the same periods in 1996. The increase was primarily the result of the increased costs from the Institutional Technology & Outsourcing Division and the acquisitions in the Health Insurance segment and the Student Loan Division.

     FEDERAL INCOME TAXES. The Company's effective tax rate varies from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company.

     INCOME BEFORE FEDERAL INCOME TAXES AND MINORITY INTERESTS ("OPERATING INCOME"). Operating income increased to $35.4 million for the three month period in 1997 from $28.9 million in 1996, an increase of 22%, and increased to $99.8 million for the nine month period in 1997 from $82.4 million in 1996, an increase of 21%. Operating income (loss) for each of the Company's business segments and divisions was as follows:

                                                    Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                  (Dollars in thousands)   (Dollars in thousands)
                                                      1997        1996        1997        1996
                                                    --------    --------    --------    --------
Health Insurance:
  Self-Employed Health Insurance Division .......   $ 13,003    $ 15,701    $ 43,642    $ 44,102
  Student Health Insurance Division .............      4,407       3,572      12,396      11,019
                                                    --------    --------    --------    --------
    Total Health Insurance ......................     17,410      19,273      56,038      55,121

Life Insurance and Annuity ......................      4,957       3,121      12,842      10,770

Credit Services .................................      5,516       4,915      15,212      10,794

Corporate and Other:
  Institutional Technology & Outsourcing Division     (1,031)     (1,185)     (3,936)     (1,929)
  Real Estate Division ..........................      1,095        --         2,915        --
  Other .........................................      7,423       2,781      16,717       7,651
                                                    --------    --------    --------    --------
    Total Corporate and Other ...................      7,487       1,596      15,696       5,722
                                                    --------    --------    --------    --------
                                                    $ 35,370    $ 28,905    $ 99,788    $ 82,407
                                                    ========    ========    ========    ========


     HEALTH INSURANCE. Operating income for the Health Insurance business decreased to $17.4 million for the three month period in 1997 from $19.3 million in 1996, a decrease of 10%, and increased to $56.0 million for the nine month period in 1997 from $55.0 million in 1996, an increase of 2%. The decrease for the three month period is attributed to an increase in the loss ratio due to a large health claim settlement and losses recognized during the quarter in the credit health business.

     LIFE INSURANCE AND ANNUITY. Operating income for the Life Insurance and Annuity business increased to $5.0 million for the three month period in 1997 from $3.1 million in 1996, an increase of 61%, and increased to $12.8 million for the nine month period in 1997 from $10.8 million in 1996, an increase of 19%. The increase for the three and nine month periods in 1997 was primarily due to a decrease in agency expenses, the continued growth from the sale of new life policies, and the recognition of the Company's share of the profits on a closed block of business.

     CREDIT SERVICES. Operating income for the Credit Services segment increased to $5.5 million for the three month period in 1997 from $4.9 million in 1996, an increase of 12%, and increased to $15.2 million for the nine month period in 1997 compared to $10.8 million in 1996, an increase of 41%. The increase is primarily due to the continued growth in new sales which increases revenue and operating income.

     CORPORATE AND OTHER. Operating income for Corporate and Other increased to $7.5 million for the three month period in 1997 from $1.6 million in 1996, an increase of $5.9 million, and increased to $15.7 million for the nine month period in 1997 from $5.7 million in 1996, an increase of $10.0 million. The Institutional Technology & Outsourcing Division incurred operating losses of $1.0 million for the three month period in 1997 compared to $1.2 million in 1996, and operating losses of $3.9 million for the nine month period ended in 1997 compared to an operating loss of $1.9 million in 1996. The increase in the losses in this Division resulted primarily from increased losses at IPN Network.

The Company reported operating income for the Real Estate Division of $1.1 million for the three month period and $2.9 million for the nine month period ended September 30, 1997. The Real Estate Division was started in the fourth quarter of 1996 with the acquisition of Amli Realty Co.

     Operating income from other corporate activities increased to $7.4 million for the three month period in 1997 from $2.8 million in 1996, an increase of $4.6 million, and $16.7 million for the nine month period in 1997 from $7.7 million in 1996, an increase of $9.0 million. The increase for the three month period in 1997 as compared to 1996 was primarily due to an increase in investment income not allocated to the other segments, the operating income from the new Student Loan Division, and an increase in realized gains on the sale of investments. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the increased equity resulting from earnings and the net proceeds from the public offering completed by the Company on May 1, 1996. The increase for the nine month period in 1997 as compared to 1996 was primarily due to the increase in investment income not allocated to the other segments and realized gains on the sale of investments.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's invested assets remained relatively constant when compared to December 31, 1996. The increase from the cash provided by operations was offset by the acquisitions of subsidiaries and assets, and the withdrawals, net of deposits, from the investment products during the nine month period ended September 30, 1997.

In September 1996, the Company entered into three separate stock purchase agreements with United Dental Care, Inc. to sell its three dental benefit companies in the Institutional Technology & Outsourcing Division. The Company completed two of the sales, one in October 1996, and one in January 1997, for a realized gain of $2.0 million and $3.2 million, respectively. During the three month period in 1997, the Company completed the third and final sale of its dental benefit companies realizing a $1.5 million gain. The operations of the dental benefit companies were not material to the operations of the Company.

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

     In May 1997, the Company acquired 100% of Barron Risk Management Services, Inc. ("Barron") for a purchase price of $5.0 million. The acquisition of Barron was funded with existing cash. Barron's operations are reported in the Health Segment.

     In June 1997, the Company acquired controlling interest in Educational Finance Group ("EFG") for a purchase price of $20.0 million. The acquisition of EFG was funded with existing cash of $18.0 million and a $2.0 million note payable due on demand. The $2.0 million note payable was paid off in July 1997. EFG develops innovative financial solutions that allow students and families to afford the many costs associated with obtaining a post-secondary education. The results of operations of EFG are reported in the Corporate and Other Segment under Other.

     In August 1997, the Company acquired substantially all of National Motor Club Holdings, Inc. ("NMC") for a purchase price of $39.2 million. The acquisition was funded with existing cash. NMC provides membership products such as motor club services and accident related indemnity benefits. The results of operations of EFG are reported in the Health Segment.

For financial reporting purposes, the Barron, EFG and NMC acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the date acquired.

The Company loaned $15.0 million to two limited partnerships sponsored by AMLI Realty Co., a wholly owned subsidiary of the Company. These loans are collateralized by real estate with interest computed at the LIBOR rate plus 2% and due monthly. The loans are due on March 31, 2000.

Goodwill increased $68.8 million when compared to December 31, 1996, as a result of the 1997 acquisitions of the remaining interests of Insurdata and UAI, the agency force and certain assets of UGA, Barron, EFG and NMC. The Company recorded approximately $34.2 million and $16.9 million in goodwill for the NMC and EFG acquisitions, respectively.

OTHER

     On September 30, 1997, President and Chief Executive Officer, W. Brian Harrigan resigned as an officer and director of the Company in order to join his family-owned business as Chairman and Chief Executive Officer. The Board of Directors of the Company elected Ronald L. Jensen, founder of UICI, to serve as President and Chief Executive Officer of UICI.

PART II.  OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K                               Number
                                                                         ------

      (a)  Exhibits.

           Exhibit 11 - Statement Re:  Computation of per share earnings   14

      (b)  Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                             UICI
                                                             ----
                                                         (Registrant)





Date:    November 13, 1997                         /s/Ronald L. Jensen
         -----------------                         -------------------
                                                   Ronald L. Jensen, Chairman of
                                                   the Board and President
                                                   (Chief Executive Officer)





Date:    November 13, 1997                         /s/Vernon R. Woelke
         -----------------                         -------------------
                                                   Vernon R. Woelke, Treasurer
                                                   (Chief Financial Officer)