Form 10-K405
period 1997-12-31
UICI
filed 1998-03-26
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          From the transition period from               -
                                        ---------------   -------------


                           Commission File No. 0-14320


                                      UICI
                             ---------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                           75-2044750
              --------                                           ----------
(State or other jurisdiction of incorporation                  (IRS Employer
          or organization)                                   Identification No.)

 4001 McEwen Drive, Suite 200, Dallas, Texas                        75244
 -------------------------------------------                        -----
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (972) 392-6700
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
               None                                            Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X      No
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1998 was $1,172.3 million.


The number of shares outstanding of $0.01 par value Common Stock, as of March 5, 1998 was 46,228,941.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

     UICI and subsidiaries (the "Company") is a diversified financial services company which offers insurance and financial services to niche consumer markets. The Company also provides technology and outsourcing solutions to the insurance and health services community.

     The Company issues health insurance policies to the self-employed and student markets. For the self-employed market, which includes self-employed individuals and individuals who work for small businesses with five or fewer employees, the Company offers a range of health insurance products. Catastrophic hospital and basic hospital-medical expense plans are tailored to an insured's individual needs and include managed care options such as a Preferred Provider Organization ("PPO") plan as well as other coverage modifications. The Company markets these products through "dedicated" agency sales forces, consisting of over 5,000 independent contractors who primarily sell the Company's products. For the student market, the Company offers tailored insurance programs which generally provide single school year coverage to individual students primarily at universities but also at public and private schools for kindergarten through grade 12. In this market, the Company sells its products through in-house account executives who focus on colleges and universities on a national basis. Health insurance premiums were $653.9 million in 1997, or 68% of the Company's total revenues.

     The Company issues life and annuity insurance products to selected niche markets and acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by the Company are marketed through a dedicated agency sales force. In addition, the Company assists individuals with no, or troubled, credit experience in obtaining a nationally recognized credit card. This product is marketed through a sales force of independent contractors. The Company also offers a variety of services and technologies focused on lower cost associated with healthcare administration. The Company has acquired a real estate organization that is focused on the development, acquisition and management of institutional quality multifamily communities in the Southeast, Southwest and Midwest areas of the United States.

     Through a series of acquisitions, the Company entered the student loan business in 1997 where its goal is to provide financial solutions for college students and the educational institutions they attend. In order to accomplish this goal, the Company offers an integrated package of student loans, student loan servicing, and student insurance.

     Also in 1997, the Company acquired a provider of motor club services to motorists. The Company markets and provides over 450,000 members with benefits such as road and towing assistance, trip routing, emergency travel assistance, and accident related indemnity benefits.

     At its inception in 1984, the Company's business consisted solely of coinsurance of health and term life insurance policies sold by United Group Association, Inc. ("UGA Inc.") agents to the self-employed market and issued by subsidiaries of AEGON USA, Inc. (together with its subsidiaries, "AEGON"). Principally through acquisitions of insurance companies and blocks of life insurance and annuity policies, and the development of the underwriting and administrative capabilities to issue insurance policies directly, the percentage of the Company's total revenues in 1997 relating to the coinsurance business decreased to 21% from 72% in 1986 (although in absolute terms such revenues continued to increase over prior years).

     On April 1, 1996 the Company acquired AEGON's underwriting, claims management and administrative capabilities related to products coinsured by the Company. In connection with this transaction, UGA Inc. agents began to market health insurance products of the Company rather than the coinsured product. See "Health Insurance -- Coinsurance Arrangements." Effective January 1, 1997, the Company acquired the agency force ("UGA") and certain assets of UGA Inc. for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. UGA Inc. is owned 100% by the Company's President and Chairman of the Board ("Chairman"). The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million, which approximates fair market value of the tangible assets. The elimination of the sharing of business with AEGON and the acquisition of the agency force are expected to have a positive impact on the long term future of the Company.

     The Company's principal subsidiaries through which the business of the Self-Employed Agency Division, Student Insurance Division and the Life Insurance and Annuity Division are conducted are The MEGA Life and Health Insurance Company ("MEGA"), which is wholly- owned by the Company, Mid-West National Life Insurance Company of Tennessee ("Mid-West"), in which the Company owns 99% of the outstanding stock, and The Chesapeake Life Insurance Company ("Chesapeake"), in which the Company owns 78% of the outstanding stock. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. The claims paying ability rating of MEGA and Mid-West were upgraded to AA- from A+ by Duff & Phelps Credit Rating Co. in
February 1998. MEGA is currently rated "A (Excellent)," Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F
(Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

     The business of the Credit Services Division is conducted primarily through United Credit National Bank and Specialized Card Services, Inc., both wholly-owned subsidiaries, and United Membership Marketing Group, LLC ("UMMG"), in which the Company owns 88% of the outstanding equity.

     The Company entered the student loan business in May 1997 through the formation of Educational Finance Group, LLP ("EFG") in which it acquired a 63.6% interest for $20.0 million and contributing its student marketing operations. In November 1997, EFG acquired a campus- based student loan servicing business for a purchase price of $22.5 million. In December 1997, the Company exchanged 922,956 shares of its stock for 100% of the stock of ELA Corp. ("ELA"), a company which markets student loans.

     The motor club business is conducted through National Motor Club of America, Inc. ("Motor Club") which is licensed to do business in 47 states. Motor Club was acquired in August 1997 in a $40.0 million cash transaction. Effective January 1, 1997, the Company acquired the remaining interest of its subsidiaries Insurdata Incorporated ("Insurdata") and UICI Insurance Administrators, Incorporated ("UAI"), formerly Insurnational Insurance Administrators Inc., based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata and UAI in October 1995.

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

     The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. Its telephone number is (972) 392-6700.

BUSINESS STRATEGY

     The Company seeks to continue to expand its business profitably and to strengthen its position in the markets in which it competes. The key elements of its strategy are as follows:

     Dedicated Agent Network. The Company's strategy in the self-employed market is to align itself closely with its sales forces. Substantially all of the health insurance either issued or coinsured by the Company in the self-employed market is sold through a nationwide network of agents associated with UGA or agents associated with Cornerstone Marketing of America ("CMA"). UGA Inc., with over 3,800 agents, was wholly owned by Mr. Ronald L. Jensen, Chairman. Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA Inc. and the agency force became a marketing division of the Company. CMA, with approximately 1,200 agents, is also a marketing division of the Company. The agents, as a condition of receiving advances on future commissions, customer leads and participating in stock ownership plans, exclusively sell insurance products offered by UGA and CMA. The Company believes that the use of dedicated sales forces, as opposed to insurance brokers who sell products for a number of carriers, leads to better marketing performance because such agents are committed to the Company's products. The Company also believes that the recruitment, training and motivation of agents are key factors in the success and growth of the Company.

     Employee and Agent Stock Ownership. The Company believes that its exclusive agents and employees are more productive and remain associated with the Company longer when they own Common Stock of the Company ("Common Stock"). Since 1987, the Company has provided agents and employees with stock plans that allow them to systematically buy Common Stock. Through these stock ownership plans, the agents and employees of the Company owned in the aggregate approximately 14% of the Common Stock as of December 31, 1997, which does not include any shares held by agents and employees outside of these plans.

     The Company believes that the stock plans have grown primarily due to their design and the performance of the Company's stock price over the last twelve years. The plans are structured to encourage participation in a disciplined manner. Agents are eligible to participate in the plans after one full calendar year of service. Participant contributions are matched by contributions from the Company. The amount of permitted contributions made by the agents is based on sales performance. Matching contributions of terminated participants which have not vested (or are otherwise not payable under the applicable plans) do not revert back to the Company, but rather are allocated to the remaining participants, providing further incentive to remain with the Company. Share purchases pursuant to the plans are made in the open market, thus avoiding dilution to existing stockholders.

     Focus on Niche Markets. The Company attempts to identify niche markets which it believes are underserved by larger competitors and in which it has the skills and marketing resources required to achieve profitability and growth. Initially, the Company targeted the self- employed agency market. By focusing on this market, the Company has been able to design and market its product offerings, structure its coverage benefits and process claims to more effectively service the needs of the self-employed. In 1987, the Company identified a niche opportunity in the student insurance market, and has subsequently increased those premiums from $17.0 million in 1987 to $94.1 million in 1997. The Company believes that it provides student insurance plans to more universities than any other single insurer. The Company also markets a life insurance product which includes a rider committing the Company to provide loans to fund the higher education of the children of the insured. Annualized premiums of new policies sold in 1997 for this product were approximately $15.6 million, as compared to approximately $2.0 million in 1993. In 1993, the Company began offering credit support services to individuals not being served by the larger financial institutions that issue major credit cards. In 1997, the credit division had revenues of $50.2 million. In 1997, through several acquisitions, mainly EFG and ELA, the Company became a leader in developing, funding, administering, and marketing student loan programs.

     The Company, through acquisition of Motor Club, provides a product with the usual motor club benefits plus certain health-related financial security benefits.

     Policy Design and Claims Management. The Company's traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events which require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thus controlling administrative expenses. The Company seeks to price its products in a manner that accurately reflects its underwriting assumptions and targeted margins, and it relies on the marketing capabilities of its dedicated agency sales forces to sell these products at prices consistent with these objectives. For the last five fiscal years, the Company's average combined ratio for the Self-Employed Agency Division was 92% and the combined ratio has ranged from 91% to 93%.

     The Company maintains administrative centers with full underwriting, claims management and administrative capabilities. The Company believes that by processing its own claims it can better assure that claims are properly processed and can utilize the claims information to periodically modify the benefits and coverages of its policies.

     Managed Care Products. In 1995 the Company also placed additional emphasis on incorporating managed care features of a PPO into its health plans in order to further control health care costs. The health plans with managed care options generally provide greater coverage for preventive and other services not requiring hospitalization such as periodic examinations and doctor visits. These plans also generally have lower deductibles and copayments for services that are received from providers that are in the PPO network.

HEALTH INSURANCE

     The Company directly markets health insurance policies primarily to four markets. The Self-Employed Agency Division serves the self-employed market, which includes self-employed individuals and individuals who work for small businesses, generally with five or fewer employees. The Student Insurance Division serves the student market, which includes college and university students and students in kindergarten through grade 12. The Motor Club Division serves individuals in non-metropolitan areas with a product that provides motor club benefits and health-related financial security benefits. The Special Risk Division specializes in health-related products such as Employer Stop Loss and Provider Excess of Loss coverages.

Self-Employed Agency Division

     Market. According to the Bureau of Labor Statistics, there were approximately 10.5 million self-employed individuals at the end of 1997. There are currently in force approximately 258,000 basic health policies issued or coinsured by the Company. The Company believes that there is significant opportunity to increase its penetration in this market.

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

     - Group Preferred Provider Plan - The Company has placed additional emphasis on policies which incorporate managed care features of a PPO, which are designed to control health care costs. The health plans that provide the PPO option generally provide greater coverage for preventive medical and other services not requiring hospitalization such as periodic examinations and doctor visits. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network. The increased benefits in the PPO products are expected to result in a higher loss ratio than the traditional indemnity products. This higher loss ratio is expected to be offset by a lower expense ratio due to lower commissions on the PPO products.

     Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder.

     The Self-Employed Agency Division had premium revenues of $559.8 million, $409.9 million, and $383.4 million, (59%, 56%, and 60% of total revenue), in 1997, 1996, and 1995, respectively.

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

     UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, common stock ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders, who are frequently assisted by the Company.

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

     Leads for the agents of UGA and CMA are generated by Core Marketing, Ltd. through the efforts of a direct mail team and approximately 350 telephone operators. From various sources of data, a pool of approximately 7.0 million names has been developed. Individuals in this pool are contacted by telephone or by mail to determine their interest in obtaining health insurance. The names of persons expressing an interest are provided as leads to agents which the Company believes results in a higher success rate than would be the case if the agents made unsolicited calls on prospective customers. Core Marketing, Ltd. is a company owned by the five adult children of the Chairman of the Company.

     Coinsurance Arrangements. Since the Company's inception, a substantial portion of the health insurance policies sold by UGA agents has been issued by AEGON and coinsured by the Company. Effective April 1, 1996, substantially all new health insurance policies sold by UGA Inc. were directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON (the "AEGON Transaction"). The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extracontractual charges and other payments. The Company and AEGON maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 60% until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price described in the agreement.

     As anticipated, the AEGON Transaction did not have a material impact on the results of the operations for the Company. As new health insurance policies are issued by the Company (of which the Company retains 100%) and as health insurance policies issued by AEGON (of which the Company coinsures a maximum of only 60%) lapse, the Company's premiums increase as its share of premiums on the policies sold by UGA increase. In 1997, health insurance policies sold by UGA and issued by AEGON produced premiums of $337.5 million of which the Company's share was 60%, or $202.5 million. As the premiums for insurance issued directly by the Company increase, the Company may be required to increase the statutory capital and surplus in its insurance subsidiaries in order to maintain the ratings it currently has from A.M. Best and other rating agencies. During 1997, UICI, the parent company, contributed $7.0 million to Mid-West.

     As part of the AEGON Transaction, the Company acquired AEGON's underwriting, claims management and administrative capabilities related to the products coinsured by the Company, through the purchase of AEGON insurance center for approximately $10.0 million. The Company also offered employment to substantially all of the 700 employees located at the center. During 1997, the Company combined the North Dallas administrative unit with AEGON's insurance center. The Company believes that this will ensure a continuation of the quality, cost effective underwriting, claims processing, and customer service expertise that has contributed to the profitability of the business.

     Acquisition of Blocks. From time to time, the Company may acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case- by-case basis and have generally not represented a material percentage of Self-Employed Agency Division revenue.

Student Health Division

     Market. The student market is comprised primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in kindergarten through grade
12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States which have a combined enrollment of approximately 8.7 million students. For the 1996-1997 school year, 370 of these institutions, with a combined enrollment of approximately 1.8 million, authorized the Company to offer its health insurance plans to their students. Approximately 211,000 of these students purchased health insurance from the Company during this period. The Company believes that it provides student health insurance plans to more universities than any other single insurer.

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

     The Student Insurance Division had premium revenues of $94.1 million, $91.3 million, and $90.4 million (10%, 13%, and 14% of total revenue), in 1997, 1996, and 1995, respectively.

     Marketing and Sales. The Company markets to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and the Company, if selected, is endorsed as the provider of health insurance for students attending that school. At December 31, 1997, there were 21 account executives.

     The kindergarten through grade 12 business is marketed primarily in Washington, Florida, Arizona, Louisiana, Oklahoma and Texas.

Special Risk Division

     The Special Risk Division was expanded dramatically in 1997. Special Risk specializes in health-related products which are generally subject to less regulation than the Self Employed and Student markets. Entering 1997, UICI had a small penetration in Special Risk markets through Employer Stop Loss and Provider Excess of Loss coverages. The Division was expanded in 1997 with the acquisition of Excess, Inc. ("Excess"), a managing general underwriter of these and other special health-related coverages. The Excess acquisition led to the purchase of a block of special risk coverages with annualized premiums approximating $50.0 million net of reinsurance. Net collected premiums on this block were $35.0 million in 1997.

     The key personnel that managed this block joined UICI's Special Risk Division. By concentrating efforts on specialty health markets this Division can grow rapidly by developing programs and products utilizing the specialized knowledge and talents of the people who have joined UICI. Emphasis will be placed on the Stop Loss, marine crew accident, transplant and international travel accident business.

Motor Club Division

     Motor Club markets primarily to individuals in non-metropolitan areas through a one-on- one, face-to-face field force which has similarities to UGA and CMA. The products offered encompass the usual Motor Club benefits plus certain health-related financial security benefits. The Company has been the underwriter for the health benefits since 1991 which gave us familiarity with Motor Club and its key personnel, fueling our enthusiasm to acquire the Company. The vast majority of its membership is generated in the Midwestern states, Georgia and North Carolina. The Company plans to aggressively grow its business in all 47 states in which the Motor Club is licensed. A specially designed association-endorsed Motor Club package has recently been introduced for sale by the UGA and CMA field forces.

LIFE INSURANCE AND ANNUITY

     At December 31, 1997, the Life Insurance and Annuity Division had over $4.9 billion of life insurance in force and approximately 416,000 individual policyholders. The division has grown primarily through acquisitions of blocks of life insurance and annuity policies. The Company also issues life insurance and annuity policies directly in certain niche markets.

     The Life Insurance and Annuity Division had premium revenues of $49.4 million, $46.6 million, and $45.3 million (5%, 6%, and 7% of total revenue), in 1997, 1996, and 1995, respectively.

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

Marketing and Sales.

     Life insurance products are marketed and sold through the Company's network of 719 dedicated agents. This marketing organization was acquired in 1993 and has since been expanded to cover 39 states from only five at the time of the acquisition. Annualized premiums for policies issued in 1997 increased to $15.6 million from $2.0 million in 1993.

Acquired Blocks

     The Company has grown through opportunistic acquisitions of blocks of life insurance and annuities. In an acquisition of a block of business, the Company assumes policy liabilities and receives assets (net of the purchase price) sufficient, based on actuarial assumptions, to cover such estimated future liabilities. The profitability of a block of business depends on the amount of investment income from the assets and the amount of premiums received less the amount of benefits and expenses actually paid. The Company believes that its success in profitably acquiring and servicing blocks has been principally due to its experience and expertise in analyzing the characteristics of the policies in the blocks and its ability to cost-effectively administer the policies. The last block of life insurance and annuities acquired by the Company was in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions which meet the Company's financial goals.

     Since 1991 the Company has added approximately $267.0 million in life reserves and $214.0 million in annuity reserves, on a statutory basis as of the respective acquisition dates, through twelve acquisitions of insurers and blocks of insurance.

     In 1991, the Company entered into an agreement whereby it services a block of policies with life insurance and annuity reserves of $125.0 million, as of the date of the service agreement, for an unrelated company. At December 31, 1997, total life insurance and annuity reserves for this block were $85.3 million. The Company receives a fee for servicing the policies and in 1997, also began to participate in 50% of the profits or losses on this business. The Company's Consolidated Financial Statements reflect the servicing fee currently earned and $2.2 million of profit participation.

     In August 1994, the Company entered into a similar transaction whereby the Company acquired a block of life insurance and annuity policies. At December 31, 1997, total life insurance and annuity reserves for this block were $27.8 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated reinsurer. Also, after the unrelated reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and all remaining policies will be recaptured by the Company at no cost.

CREDIT SERVICES

     The Credit Services Division, started in 1992, offers assistance to persons with no, or troubled, credit experience in obtaining a nationally recognized credit card. Applicants must meet certain requirements in order to become members of the American Fair Credit Association ("AFCA"), an independent membership association which provides credit education programs and other benefits. Individuals must be enrolled as members in AFCA, and pay initiation and monthly membership fees, in order to obtain a credit card.

     The credit card programs offered are administered by UMMG. The programs are marketed through a variety of mediums including a sales force of 880 independent contractors located in 35 states. UMMG and its sales representatives receive commissions from AFCA for enrolling members in the association.

     The programs are priced commensurate with the risk of the "sub-prime" market yet competitive to rates charged by many other card issuers. The credit limits of the accounts in the programs range from $300-$400 and can be increased to as high as $2,000, depending on the program and upon proper account performance by the cardholder. In all but one program, the credit card is not secured. As of December 31, 1997 the total number of accounts from all programs totaled 267,334 with managed receivables of $107.0 million.

     The Company established a credit card service center in South Dakota in 1995. This service center, Specialized Card Services, Inc. ("SCS"), performs all related account management activities, servicing and collections for all of the credit card programs and currently employs the data processing services of Equifax Card Services, Inc. of St. Petersburg, Florida. In 1998, all services performed by Equifax Card Services, Inc. will be brought "in-house" which will reduce operational costs associated with card servicing and maintenance.

     In February 1997, the Company successfully chartered a special-purpose national bank for the purpose of issuing the credit card accounts. United Credit National Bank ("UCNB") in Sioux Falls began issuing its first accounts in May of 1997 and had issued 57,857 accounts with $15.8 million in receivables as of December 31, 1997. Historically, the credit card was issued by another bank in South Dakota which receives a monthly fee for each card issued and the Company funded the receivables from the Company's operating capital. By chartering UCNB, the company has reduced the costs associated with account issuance and is funding these receivables from deposits at a more favorable cost of funds.

     The Company has successfully completed two asset-backed securitizations of credit card receivables. The first offering was for $29.0 million in September of 1996 and the second was for $30.0 million in September of 1997. The requisite AAA rating by Standard and Poors and Moody's was obtained through a combination of collateralization and insurance, both of which required extensive due diligence reviews of the Credit Services Division. A master-trust has been established to provide the infrastructure for future securitizations. These securitizations have enhanced the Company's cash flows and ability to tap into other market sources.

     The Credit Services Division had revenues of $50.3 million, $39.7 million and $28.3 million in 1997, 1996, and 1995, respectively.

STUDENT LOANS

     EFG was established in May 1997. EFG's goal is to provide financial solutions for college students and the educational institutions they attend. In seeking to do this, EFG offers an integrated package of student loans, student loan servicing and student insurance.

     From its inception, EFG's approach to the student loan market provided an opportunity in a huge market. The banking industry dominates student loan originations. To banks, student loans are frequently looked upon as a supplemental service. The student loan business is EFG's only business. Its approach has been to narrowly specialize in segments of the student loan market. It aggressively approaches business as a true marketer through a strong sales effort while offering specialized products and services to students as opposed to standing ready to take the student's "order." In addition to the various federally guaranteed loan programs, EFG offers Alternative student loans, guaranteed by private insurers, which have aggregated 12% of EFG's loan originations. At the time of establishing EFG, it was believed the combination of its knowledge of the student loan business with UICI's Student Insurance Marketing Division's knowledge of the college and university marketplace would further enhance EFG's marketing presence.

     The acquisition of EFG Technologies put EFG in the college based loan servicing business. EFG Technologies' 125 employees currently service 700 colleges and universities with 1.2 million active accounts and loan balances aggregating $2.5 billion. It presents EFG an opportunity for expanded growth. EFG's Student Marketing Division can leverage an established customer relationship and offer a complete package of loan origination, loan servicing and student health insurance. A longer term potential of this acquisition is that it will give EFG the ability to directly service its student loan customers on an ongoing basis. This is highly desirable as EFG's future plans call for offering financial services to its student loan customers after graduation.

     The acquisition of ELA materially expanded and diversified EFG student loan generation capabilities. ELA specializes in offering parents of college bound students federally guaranteed Parent Loans for Undergraduate Students ("PLUS") loans. PLUS loans are credit underwritten and made directly to the parent, rather than the student. Loans to parents require repayment of principal and interest to begin within sixty days of the loan whereas direct student loan payments are deferred until six months after graduation. PLUS loans greatly enhance the economics of the securitized loan packages EFG is contemplating. In 1997, this 180-person organization generated $170.0 million of PLUS loans.

     EFG has enabled UICI to enter the highly fragmented $25.0 billion student loan market with a significant presence. The initial merger established a highly successful company. Subsequent acquisitions have materially enhanced the company's ability to expand its market share. EFG is now poised to be a dominant player in its traditional graduate student market and through ELA the parent borrower niche. The addition of EFG Technologies institutional customer relationship provides EFG's marketing representatives with an entre to an expanded market for federally insured undergraduate loans. The combination of all these factors places EFG in a position to be a student loan industry leader.

     All of the loans originated by EFG are currently held by other financial institutions. At December 31, 1997, EFG had rights to approximately $950.0 million of student loans of which it had commitments to sell approximately $300.0 million. It is anticipated that the remaining $650.0 million will be acquired by EFG in 1998 using a credit facility to be established. Ultimately, it is planned that the loans will be financed by issuing notes secured by and payable solely from payments received on the student loans.

TECHNOLOGY AND OUTSOURCING DIVISION

The Company believes the delivery of health care will continue to change and that the infrastructure required to meet the needs of emerging health care market opportunities must incorporate "value added" sophistication while lowering costs for various components of the health care delivery system. The division focuses on providing advanced paperless technologies to reduce costs associated with traditional" health care administration, value added administrative and outsourcing services to health care payers and providers.

     In 1996, this Division included 17 companies. Of those companies, eight were sold or discontinued, three were transferred to Special Risk Division, and two are now in Insurdata.

     The Technology and Outsourcing Division had revenues of $67.2 million and $42.8 million in 1997 and 1996, respectively.

Paperless Technologies

     Health benefit claims processing (medical and dental) for insurance companies and Blue Cross plans has historically been a costly activity, requiring significant amounts of paper to complete a single transaction. The Company believes that the reduction and eventual elimination of paper claims processing and the move to a fully electronic environment for claims submission, adjudication and payment will increase payer efficiency and lower overall administrative costs.

     Paperless Adjudication, Ltd. ("PAL"), in which the Company and the Company's Chairman each own approximately a one-third interest, has developed a proprietary system that provides "on-line, real time" medical claim submission, eligibility determination, benefit calculation and electronic funds transfer to participating physicians. Claims are submitted directly from the physician's office and payment is made via electronic funds transfer. The system eliminates the majority of the paperwork typically inherent in such a transaction, as well as a significant portion of the associated costs of claims processing for both physicians and insurers. The system is designed to enhance most health care payer claim systems and is currently operational in three markets processing medical and dental claims.

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

     Insurdata, in which the Company owns a 100% interest, is a health care payer systems development company providing technological solutions for health claims processing and claims data management. The system is used by several Blue Cross health plan administrators, insurers and TPAs. Insurdata integrates a variety of technologies to eliminate paper and human intervention in claims processing. In 1997, the Self Employed Agency Division and the Student Health Division outsourced its data processing operations to Insurdata.

     IPN Network, LLC ("IPN"), in which the Company owns a majority interest, provides comprehensive outsourcing services for hospital business office management, accounts receivable management for hospitals and health claims clearinghouse functions.

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

COMPETITION

     The Company operates in highly competitive markets. The Company's insurance subsidiaries compete with large national insurers, regional insurers and specialty insurers, many of which are larger and have substantially greater financial resources or greater claims paying ability ratings than the Company. In addition to claims paying ability ratings, insurers compete on the basis of price, breadth and flexibility of coverage, ability to attract and retain agents and the quality and level of agent and policyholder services provided. The Company's other divisions compete with financial services companies, managed care consultants, and third party administrators, among others. Many of the competitors may have greater financial resources, broader product lines or greater experience in particular lines of business.

     The student loan industry is highly competitive. The Company competes with over 6,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 80% of new loan volume. The Company believes that the volume of new loans originated in 1997 by the companies it acquired, would make it one of the top lenders in 1997. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products. The Federal Direct Lending Program ("FDLP"), which also provides federally guaranteed loans to students has reduced the amount of loans made by the private sector.

However, the FDLP market share of approximately 33% in 1997 from 1996 did not change significantly.

REGULATION

     The Company's insurance subsidiaries are subject to extensive regulation in their domiciliary states and the other states in which they do business under statutes which typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things: the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors. Federal regulations, including ERISA, also may affect the manner in which the Company's insurance subsidiaries conduct their businesses.

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

     Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC") , insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 1997 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

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

     Certain of the Company's subsidiaries, and the manner in which their businesses are conducted, are also subject to regulation not directly related to the business of insurance. The marketing practices of the Credit Services Division are subject to state credit service organization laws and other consumer protection statutes. The Credit Services Division's products are also subject to regulations promulgated by the Federal Reserve, Federal Deposit Insurance Corporation ("F.D.I.C.") and the Office of the Comptroller of the Currency ("O.C.C."). The Company's credit card product was reviewed in 1996 by the O.C.C. and F.D.I.C. in conjunction with their evaluation and subsequent approval of the Company's application to charter UCNB.

     A significant portion of the student loans originated by the Company are made under the Federal Family Education Loan Program ("FFELP") which is subject to periodic legislative reauthorization and interim revision by legislation and regulation. The Higher Education Act, which authorizes most federal aid programs, went through its regular reauthorization process in 1992 and the next reauthorization is scheduled for completion in 1998. The loans made under the FFELP include Federal Stafford loans for students and Parent Loans for Undergraduate Students ("PLUS") loans to parents.

     The current federal law governing federally guaranteed student loan programs will change the base interest rate for loans disbursed after July 1, 1998 from the 91-day T-bill (for Stafford loans) and the 52-week T-bill (for PLUS loans) to the U.S. Treasury security with comparable maturity, which is believed to be the 10-year Treasury Note. The current law will also change the spreads over the base rate for the Stafford loans from 2.5% and 3.1% to 1% and the spreads on the PLUS loans from 3.1% to 2%.

     The House of Representatives Committee on Education and Workforce has approved amendments to the current law that would reduce margins but would not change the base interest rate. However, there can be no assurance the current law will be changed.

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

EMPLOYEES

     The Company had approximately 3,400 employees at March 6, 1998. The Company considers its employee relations to be good. The dedicated agents of the Company are independent contractors and not employees of the Company.

ITEM 2.  PROPERTIES

     The Company and its subsidiaries rent office space at various locations. The Company also owns two office buildings in Tarrant County, Texas with approximately 150,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. The Company has also been notified by the U.S. Department of Labor that it is investigating the Company's compliance with certain rules and regulations related to the Employee Retirement Income Security Act of 1974 ("ERISA"). Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Executive Officers of the Company
---------------------------------

     The Chairman of the Company is elected, and all other executive officers listed below are appointed by the Board of Directors of the Company at its Annual Meeting each year or by the Executive Committee of the Board of Directors to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

NAME                      AGE    POSITION WITH COMPANY
----                      ---    ---------------------
Ronald L. Jensen ........ 67    President, Chief Executive Officer and Chairman
Richard J. Estell ....... 52    Executive Vice President and Chief Operating
                                      Officer - Insurance Division
Warren B. Idsal ......... 52    Vice President and Chief Financial Officer
Charles T. Prater ....... 46    Vice President and Chief Operating Officer
                                      - Life Insurance and Annuity Division
Robert B. Vlach ......... 57    Vice President, Secretary and General Counsel
Vernon R. Woelke ........ 49    Vice President and Treasurer

     Mr. Jensen has served as Chairman since December 1983. He served as President for the past five years except for the period from January 1995 through September 1997.

     Mr. Estell has served as Executive Vice President, Director and Chief Operating Officer of the Insurance Division since January 1989.

     Mr. Idsal joined the Company and has served in his current position since March 1, 1998. Prior to joining UICI, Mr. Idsal served as Managing Director of Principal Financial Securities, Inc. since 1991.

     Mr. Prater has served as a Vice President of the Company since 1993 and as a Director since March 1996. Mr. Prater has been Chief Operating Officer of the Life and Annuity Division since 1988.

     Mr. Vlach has served in his current position since May 1990.

     Mr. Woelke has served in his current position since December 1985 and as a Director since 1991.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("NASDAQ") under the Symbol "UICI". The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on Nasdaq.

Fiscal Year Ending December 31, 1996                 High                 Low
------------------------------------                 ----                 ---

1st Quarter ............................           $ 23 1/2            $ 19
2nd Quarter ............................             22 3/4              19 5/8
3rd Quarter ............................             27 1/4              20 5/8
4th Quarter ............................             33 5/8              25 1/4

Fiscal Year Ending December 31, 1997
------------------------------------

1st Quarter ..........................             $ 31 3/8            $ 22 7/8
2nd Quarter ..........................               29 7/8              24
3rd Quarter ..........................               31 5/8              27 5/8
4th Quarter ..........................               35 7/8              29 9/16

     As of February 28, 1998, there were approximately 10,100 holders of record of Common Stock.

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

     In December 1997, the Company acquired through a stock exchange 100% of ELA Corp. ("ELA"). Pursuant to the stock exchange agreement, the Company issued an aggregate of 922,956 shares of Common Stock to the stockholders of ELA.

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

     Exemption from  registration  for these  issuances was claimed  pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as private placements pursuant to privately negotiated transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                    Year  Ended  December  31,
                                            ---------------------------------------------------------------------
                                                  1997          1996          1995           1994        1993
                                             ----------    ----------    ----------    ----------     ----------

                                            (Dollars in thousands, except per share amounts and operating ratios)
Income Statement Data:
   Revenues ...............................  $  955,829    $  730,593    $  641,074    $  522,946     $  451,789
   Benefits and expenses ..................     819,983       619,211       554,413       466,931        398,770
                                             ----------    ----------    ----------    ----------     ----------
   Income before federal income taxes
     and minority interests ...............     135,846       111,382        86,661        56,015         53,019
   Federal income taxes ...................      43,396        36,190        29,040        18,399         17,503
   Minority interests .....................       5,946         5,945         4,293         1,438          2,671
                                             ----------    ----------    ----------    ----------     ----------
   Net Income .............................  $   86,504    $   69,247    $   53,328    $   36,178     $   32,845
                                             ==========    ==========    ==========    ==========     ==========

   Fully diluted net income per share .....  $     1.91    $     1.66    $     1.41    $     0.96     $     0.88

Operating Ratios:
   Health Ratios:
      Loss ratio(1) .......................         63%           58%           58%           57%            55%
      Expense ratio(2) ....................         30%           33%           33%           36%            39%
                                             ----------    ----------    ----------    ----------     ----------
      Combined health ratio ...............         93%           91%           91%           93%            94%
                                             ==========    ==========    ==========    ==========     ==========

Balance Sheet Data:
   Total investments and cash .............  $1,149,698    $1,098,313    $  937,185    $  842,867     $  727,248
   Total assets ...........................   1,579,383     1,320,988     1,130,859     1,031,263        814,793
   Total policy liabilities ...............     871,292       807,324       787,905       778,676        616,615
   Total debt .............................      50,202        30,943        50,381        56,155         19,500
   Stockholders' equity ...................     536,290       432,918       248,819       170,923        154,768
   Stockholders' equity per share(3) ......  $    11.29    $     9.55    $     6.33    $     5.04     $     4.09


(1) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of health premiums.
(2) The health expense ratio represent underwriting, acquisition and insurance expenses related to health insurance policies stated as a percentage of health premiums. Expenses relating to providing administrative services are not included.
(3) Excludes the net unrealized investment gains or losses which is reported as a separate component of stockholders' equity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claim liabilities. The Credit Card segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses. The Company has certain risks associated with the Student Loan business. The changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures to reduce the federal budget deficit may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

     The Company's business segments are: (i) Health Insurance, which includes the businesses of the Self-Employed Agency Division, the Student Health Division; the Special Risk Division and the Motor Club Division; (ii) Life
Insurance and Annuity, (iii) Credit Services, and (iv) Corporate and Other, which includes the businesses of the Technology and Outsourcing Division, Real Estate Division, the Student Loan Division, investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, goodwill amortization and realized gains or losses on sale of investments. Net investment income is allocated to the Health Insurance segment and the Life Insurance and Annuity segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

CONSOLIDATED RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

     Revenues. Revenues increased to $955.8 million in 1997 from $730.6 million in 1996, an increase of $225.2 million, or 31%. The increase was a result of increases in premiums, net investment income, and fees and other income.

     Health premiums. Health premiums increased to $653.9 million in 1997 from $501.2 million in 1996, an increase of $152.7 million, or 30%. The increase in health premiums for the year was the result of increased premiums in the self employed and special risk markets. The increase in the self employed market is due to increased sales of new health policies by CMA and due to discontinuing the coinsurance arrangement in 1996 for new business written by UGA. The increase in special risk premiums is due to the acquisition of a managing general underwriter and the assumption of a block of business in 1997. In 1997, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 60% from 57.5% in 1996.

     Life premiums and other considerations. Life premiums and other considerations increased to $49.4 million in 1997 from $46.6 million in 1996, an increase of $2.8 million, or 6%. The increase was a result of the sale of new life policies and the recognition of the Company's share of the profits on a closed block of business. The increase was partially offset by the decrease in premiums and other considerations from closed blocks of life and annuity business.

     Net investment income. Net investment income increased to $84.2 million in 1997 from $71.3 million in 1996, an increase of $12.9 million, or 18%. The increase was due to an increase in invested assets and yield on invested assets. Invested assets increased to $1,133.8 million at December 31, 1997 from $1,082.9 million at December 31, 1996.

     Fees and other income. Fees and other income increased to $164.3 million in 1997 from $110.8 million in 1996, an increase of $53.5 million, or 48%. The increase related primarily to the increase in revenue from the Credit Services segment, revenue from the Technology and Outsourcing companies acquired in 1995 and administrative fees from the administrative operation acquired from AEGON on April 1, 1996.

     Gains on sale of investments. The Company recognized gains on sale of investments of $4.0 million in 1997 compared to $652,000 in 1996. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due primarily to decreasing long-term interest rates in 1997, the net unrealized investment gains on securities classified as "available for sale", reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $14.3 million at December 31, 1997 compared to $2.2 million at December 31, 1996.

     Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $449.7 million in 1997 from $335.9 million in 1996, an increase of $113.8 million, or 34%. The increase was primarily due to the growth in premium volume and a higher loss ratio in the Health Insurance segment.

     Underwriting, acquisition and other expenses. Underwriting, acquisition and other expenses increased to $367.5 million in 1997 from $280.8 million in 1996, an increase of $86.7 million, or 31%. The increase was primarily due to the growth in premium volume, costs associated with the operations of the Credit Services segment, businesses acquired in the third quarter of 1996 and first quarter of 1997 in the Technology and Outsourcing Division, acquisitions in the Health Insurance segment and the acquisition of EFG in the second quarter of 1997.

     Income before federal income taxes and minority interests ("operating income"). Operating income increased to $135.8 million in 1997 from $111.4 million in 1996, an increase of $24.4 million, or 22 %. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                        1997              1996
                                                     ---------        ---------
                                                       (Dollars in thousands)
Health Insurance ................................... $  73,900         $ 73,889

Life Insurance and Annuity .........................    17,492           15,112
Credit Services ....................................    20,542           15,189

Corporate and Other:
   Technology and Outsourcing ......................    (2,694)          (4,791)
   Real Estate .....................................     4,113            1,013
   Other ...........................................    22,493           10,970
                                                     ---------        ---------
      Total Corporate and Other ....................    23,912            7,192
                                                     ---------        ---------

                                                     $ 135,846        $ 111,382
                                                     =========        =========

     Health Insurance. Operating income for the Health Insurance segment was $73.9 million in 1997 and 1996. The level profits for the year reflect the continued decrease in margins which have been offset by increased premium volumes in the self employed and special risk markets. The combined ratio for 1997 was 93% compared to 91% in 1996. The combined ratio has been in the range of 91% to 95% during the past six years.

     Life Insurance and Annuity. Operating income for the Life Insurance and Annuity segment increased to $17.5 million in 1997 from $15.1 million in 1996, an increase of $2.4 million, or 16.0%. The increase related primarily to a decrease in agency expenses, the continued growth from the sale of new life policies, and the recognition of the Company's share of the profits on a closed block of business.

     Credit Services. Operating income for the Credit Services business increased to $20.5 million in 1997 from $15.2 million in 1996, an increase of $5.3 million or 35%. The increase is primarily due to the continued growth in new sales which increases revenue and operating income and better performance by the credit card portfolio.

     Corporate and Other. Operating income for Corporate and Other was $23.9 million in 1997 compared to $7.2 million in 1996. Losses incurred on the Technology and Outsourcing Division decreased to $2.7 million in 1997 from $4.8 million in 1996. Operating income for the Real Estate Division increased to $4.1 million in 1997 compared to $1.0 million in 1996. The increase relates primarily to reporting a full year's operations for this division compared to 1996 when this division was formed in the fourth quarter with the acquisition of ARC. Operating income from other corporate activities increased to $22.5 million in 1997 from $11.0 million in 1996, an increase of $11.5 million. The increase was primarily due to the addition of the Student

Loan Division, an increase in investment income not allocated to the other segments and realized gains on the sales of investments.

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

     Fees and other income. Fees and other income increased to $110.8 million in 1996 from $54.7 million in 1995, an increase of $56.1 million, or 103%. The increase related primarily to the increase in revenue from the Credit Services segment, revenue from the companies acquired by the Technology and Outsourcing Division in 1995 and administrative fees from the administrative operation acquired from AEGON on April 1, 1996.

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

     Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $335.9 million in 1996 from $320.5 million in 1995, an increase of $15.4 million, or 5%. The increase was primarily due to the growth in premium volume. As a percentage of revenues, these expenses decreased to 46.0% in 1996 from 50.0% in 1995. The decrease in these expenses were the result of the increased revenues from the Credit Services segment and Technology and Outsourcing Division, whose expenses are primarily classified as underwriting, acquisition, and other expenses.

     Underwriting, acquisition and other expenses. Underwriting, acquisition and other expenses increased to $280.8 million in 1996 from $230.0 million in 1995, an increase of $50.8 million, or 22%. The increase was primarily due to the growth in premium volume, costs associated with the businesses acquired by the Technology and Outsourcing Division in 1995 and expenses relating to the administrative operation acquired from AEGON. As a percentage of revenues, these expenses increased to 38.4% in 1996 from 35.9% in 1995.

     Interest expense. Interest expense decreased to $2.5 million in 1996 from $3.9 million in 1995, a decrease of $1.4 million. The decrease was due to a lower cost of borrowing and a lower average amount of debt outstanding in 1996 compared to 1995, due to the use of part of the proceeds from a public offering to pay off $10.3 million of debt.

     Income before federal income taxes and minority interests ("operating income"). Operating income increased to $111.4 million in 1996 from $86.7 million in 1995, an increase of $24.7 million, or 29%. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                      1996               1995
                                                    ---------         ---------
                                                       (Dollars in thousands)
Health Insurance ...........................        $  73,889         $  64,456

Life Insurance and Annuity .................           15,112            14,770
Credit Services ............................           15,189             1,424

Corporate and Other:
  Institutional Technology and
   Outsourcing Division ....................           (4,791)           (4,162)
  Real Estate ..............................            1,013              --
  Other ....................................           10,970            10,173
                                                    ---------         ---------
     Total Corporate and Other .............            7,192             6,011
                                                    ---------         ---------

                                                    $ 111,382         $  86,661
                                                    =========         =========

     Health Insurance. Operating income for the Health Insurance segment increased to $73.9 million in 1996 from $64.5 million in 1995, an increase of $9.4 million, or 15%. The increase was primarily due to a 6% increase in health premiums, an increase in investment income allocated to the Health Insurance products and profits related to certain lead activities of UGA, Inc.. The combined health ratio has remained constant at 91% for both years ended December 31, 1996 and 1995.

     Life Insurance and Annuity. Operating income was comparable in 1996 and 1995. Operating income for the Life Insurance and Annuity segment increased to $15.1 million in 1996 from $14.8 million in 1995, an increase of $300,000, or 2%. The increase related primarily to a decrease in policyholder benefits which was partially offset by higher commission and agency expenses incurred.

     Credit Services. Operating income for the Credit segment business increased to $15.2 million in 1996 from $1.4 million in 1995, an increase of $13.8 million. This is primarily due to an increase in the profit per card and a 38% increase in the number of cards outstanding at December 31, 1996 compared to December 31, 1995.

     Corporate and Other. Operating income for Corporate and Other was $7.2 million in 1996 compared to $6.0 million in 1995. Technology and Outsourcing Division incurred comparable operating losses in 1996 and 1995. The losses primarily resulted from the losses of certain companies in the development stage which was partially offset by operating income of other businesses. In November 1996, the Company acquired ARC. The operations of ARC are reported as the Real Estate Division. The Company reported operating income from the Real Estate
Division of $1.0 million in 1996. Operating income from other corporate activities increased to $11.0 million in 1996 from $10.2 million in 1995. The increase was primarily due to the increase in investment income not allocated to the other segments and the decrease in interest expense. The primary reason for the increase in investment income not allocated to the other segments was due to the investment income earned on the net proceeds from the public offering completed by the Company on May 1, 1996. The increase was partially offset by fewer gains realized on sale of investments in 1996 compared to 1995.

QUARTERLY RESULTS. The following table sets forth consolidated results of operations for each of the Company's fiscal quarters in 1997 and 1996. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                               Quarter Ended
                              --------------------------------------------------------------------------------------
                              Dec. 31,   Sept. 30   June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,   March 31,
                                1997       1997        1997      1997       1996       1996       1996       1996
                              --------   --------   --------   --------   --------   --------   --------   --------
                                                     (In thousands except per share amounts)

Total revenues ............   $300,529   $236,311   $218,736   $200,253   $196,082   $176,710   $186,185   $171,616
Income before federal
income taxes and
minority interests ........     36,058     35,370     32,819     31,599     28,975     28,905     28,444     25,058
Net income ................   $ 22,654   $ 22,614   $ 20,944   $ 20,292   $ 18,887   $ 18,121   $ 17,017   $ 15,222
Diluted net
income per share ..........   $   0.50   $   0.50   $   0.46   $   0.45   $   0.43   $   0.42   $   0.41   $   0.40


HEALTH CARE REFORM

     Many proposals have been introduced in Congress and various state legislatures to reform the present health care system. Some of these proposals are specifically directed at the small group health care market, which could affect the Company's health insurance business. At the state level, a number of states have passed or are considering legislation that would limit the differentials in rates that carriers could charge between new business and renewal business and with respect to similar demographic groups. Legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring carriers to offer a basic plan exempt from certain mandated benefits as well as a standard plan and by establishing a mechanism to spread the risk of high risk employees to all small group carriers.

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

INCOME TAXES

     The Company's effective tax rate was 31.9% for 1997 compared to 32.5% for 1996 and 33.5% in 1995. The 1997, 1996, and 1995 effective rate varied from the federal tax rate of 35% primarily due to income allocated to partners for tax purposes, the small life insurance company deduction allowed for certain insurance subsidiaries of the Company and the change in the valuation allowance related to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash for the Company are premium revenues from policies issued or coinsured, investment income and fees and other income. The primary uses of cash are payments for benefits, claims and commissions under those policies and operating expenses. Net cash provided from operations totaled approximately $153.2 million in 1997, $125.5 million in 1996, and $86.8 million in 1995. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of their pro rata share of future benefits and claims.

     The Company's invested assets increased to $1,133.8 million at December 31, 1997 from $1,082.9 million at December 31, 1996, an increase of $50.9 million. The primary sources for the asset growth were the cash provided by current year operations and the increase in market values of the fixed maturity securities held as "available for sale." The sources were partially offset by the acquisition of several new companies and remaining interest of two companies, and the withdrawals, net of deposits, from investment products. The increase in market values was the direct result of decreases in long-term interest rates.

     On June 22, 1994, the Company issued its 8.75% Senior Notes Payable due June 2004 ("8.75% Senior Notes") in the aggregate amount of $27.7 million. Interest on the 8.75% Senior Notes is paid semi-annually. The notes require principal repayments starting June 1, 1998 and on each June 1 thereafter in the amount of $4.0 million each until repaid.

     The Company had no outstanding balance on its revolving credit note with AEGON at December 31, 1997. The note has a maximum line of credit of $12.0 million through August 1, 2002 and bears interest at prime plus 0.875%.

     During 1996, the Company borrowed $10.3 million from its revolving credit note with AEGON. On May 1, 1996, the Company repaid the then outstanding balance of $10.3 million with the proceeds from a public offering commenced on April 25, 1996.

     Effective April 25, 1996, the Company commenced a public offering of 5,175,000 shares of common stock at a price of $20.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million. During 1996, the Company used $10.3 million of the proceeds to repay the AEGON revolving credit note. The majority of the remaining proceeds were used for acquisitions during 1997.

     During 1997, the Company acquired four companies and certain assets for $88.2 million in cash. Total fair value of assets acquired were $112.1 million and total fair value of liabilities assumed were $23.8 million.

     Effective January 1, 1997, the Company acquired the agency force and certain assets of UGA, Inc. for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million, which approximates fair market value of the tangible assets.

     During 1997, the Company purchased $6.3 million of credit card receivables from a bank owned by the Company's Chairman.

     During October 1995, the Company acquired the majority interest in Insurdata and UAI, both companies related to the Technology and Outsourcing Division. The acquisitions were funded with cash and the issuance of promissory notes to the former stockholders in the amount of $12.0 million, which were repaid in January 1996. Effective January 1, 1997, the Company acquired the remaining interest of Insurdata and UAI, based on a predetermined formula price of $15.1 million.

     The Company securitized $30.0 million and $31.6 million of credit card loans in September 1997 and 1996, respectively. The securitization involved the sale of $30.0 million and $29.0 million in 1997 and 1996, respectively, of asset backed securities in which the Company purchased participating interests totaling $3.0 million and $2.9 million in 1997 and 1996, respectively.

     Effective August 1, 1996, the Company acquired an additional 20% interest in its subsidiary, Mid-West, for $9.8 million in cash. This increased the Company's ownership percentage to 99% from 79%. The purchase price was based on a predetermined formula price which approximated GAAP book value.

     In September 1996, the Company entered into three separate stock purchase agreements to sell its three dental benefit companies. The Company completed one sale in October 1996 and the other two in 1997, for a gain of $2.0 million and $4.7 million, respectively. The operations of the dental benefit companies were not material to the operations of the Company.

     The Company may be required by certain minority stockholders to purchase their shares of subsidiaries of the Company at a predetermined formula price which approximates GAAP book value. The formula price based on information available at December 31, 1997 was $6.8 million.

     At December 31, 1997, the Company had a $7.5 million letter of credit related to the credit card loans.

     The Company has commitments to fund the unused line of credit on credit card loans. At December 31, 1997, the outstanding commitment was $21.1 million.

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

     Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Note G to the Audited Consolidated Financial Statements."

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

     Shown below are the Company's investments by category:

                                                  December 31, 1997                 December 31, 1996
                                                  -----------------                 -----------------
                                                                  % of Total                   % of Total
                                                     Carrying      Carrying       Carrying      Carrying
                                                       Amount        Value          Amount        Value
                                                    ----------    ----------      ---------    ----------
                                                                (Dollars in thousands)
Securities available for sale--
  Fixed maturities, at fair value
    (cost: 1997--$811,757; 1996--$761,168 .......   $  831,460        73.3%      $  762,927       70.5%
  Equity securities, at fair value
    (cost: 1997--$12,302; 1996--$13,553 .........       14,555         1.3           15,106        1.4
Guaranteed student loans ........................       11,254         1.0           18,042        1.7
Mortgage and collateral loans ...................       27,023         2.4           15,282        1.4
Policy loans ....................................       22,173         2.0           22,689        2.1
Credit card loans ...............................       54,068         4.8           22,489        2.1
Real estate investments .........................       32,193         2.8           30,822        2.8
Short-term investments ..........................      141,040        12.4          195,536       18.0
                                                    ----------       -----       ----------      -----
  Total investments .............................   $1,133,766       100.0%      $1,082,893      100.0%
                                                    ==========       =====       ==========      =====

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

     Fixed maturity securities. Fixed maturity securities accounted for 73.3% of the Company's total investments at December 31, 1997. Fixed maturity securities consisted of the following:

                                                             December 31, 1997
                                                             -----------------
                                                                      % of Total
                                                            Carrying    Carrying
                                                             Value       Value
                                                            --------    --------
                                                          (Dollars in thousands)
U.S. Treasury and U.S. Government agency obligations .....  $ 52,000       6.3%
Corporate bonds ..........................................   471,736      56.7
Mortgage-backed securities issued by U.S. ................
  Government agencies and authorities ....................    47,869       5.8
Other mortgage and asset backed securities ...............   259,855      31.2
                                                            --------     -----
                                                            $831,460     100.0%
                                                            ========     =====

     Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities which are rated investment grade by the public rating agencies. Also, 21% of the mortgage-backed securities are backed by U.S. Government agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has approximately 1% invested in the more volatile tranches.

     As of December 31, 1997, $796.0 million or 95.7% of the fixed maturity securities portfolio was rated BBB or better (investment grade) and only $35.4 million or 4.3% of the fixed maturity securities portfolio were invested in below investment grade securities (less than BBB). A quality distribution for fixed maturity securities is as follows:

                                                     December 31, 1997
                                                     -----------------
                                                                 % of Total
                                                Carrying           Carrying
                                                --------          ----------
     Rating                                       (Dollars in thousands)
U.S. Governments and AAA ....................   $285,657              34.3%
AA ..........................................     87,738              10.5
A ...........................................    220,838              26.6
BBB .........................................    201,797              24.3
Less than BBB ...............................     35,430               4.3
                                                --------             -----
                                                $831,460             100.0%
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

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium notices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $3.8 million.

To date, the Company has incurred and expensed approximately $1.0 million primarily for assessment of the Year 2000 issue and the development of a modification plan.

     The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt FAS No. 130 effective January 1, 1998.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. This statement significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company is required to adopt FAS No. 131 effective January 1, 1998.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

     For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     See the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement to be filed in connection with the 1998 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.   Financial Statements

     The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Independent Auditors' Report on Financial Statements and Financial
    Statement Schedules ................................................     F-2
Consolidated Balance Sheets--December 31, 1997 and 1996 ................     F-3
Consolidated Statements of Income--Years ended
    December 31, 1997, 1996, and 1995 ..................................     F-4
Consolidated Statements of Stockholders' Equity--Years
    ended December 31, 1997, 1996, and 1995 ............................     F-5
Consolidated Statements of Cash Flows--Years ended
    December 31, 1997, 1996, and 1995 ..................................     F-6
Notes to Consolidated Financial Statements .............................     F-7

    (a) 2.   Financial Statement Schedules

Schedule II -- Condensed Financial Information of Registrant December 31,
                        1997, 1996, and 1995:
                        UICI (Parent Company) ..........................    F-29
Schedule III -- Supplementary Insurance Information ....................    F-32
Schedule IV -- Reinsurance .............................................    F-33
Schedule V -- Valuation and Qualifying Accounts ........................    F-34

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are non- applicable and therefore have been omitted.

     (a) 3. Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 37.

    (b) Reports on Form 8-K

    None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                UICI
                                                                ----
                                                            (Registrant)

Date  March 26, 1998                             By   /s/ Ronald L. Jensen
     ----------------                                ---------------------------
                                                     Ronald L. Jensen, President


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Ronald L. Jensen                                       Date  March 26, 1998
---------------------------------------                         ----------------
Ronald L. Jensen, Chairman of the Board,
        President and Director


 /s/ Warren B. Idsal                                        Date  March 26, 1998
---------------------------------------                         ----------------
Warren B. Idsal, Vice President


 /s/ Vernon R. Woelke                                       Date  March 26, 1998
---------------------------------------                         ----------------
Vernon R. Woelke, Vice President, Treasurer,
        Principal Financial and Accounting
        Officer, and Director


 /s/ Richard J. Estell                                      Date  March 26, 1998
---------------------------------------                         ----------------
Richard J. Estell, Director and
        Executive Vice President


 /s/ J. Michael Jaynes                                     Date  March 26, 1998
---------------------------------------                         ----------------
J. Michael Jaynes, Director


 /s/ Richard T. Mockler                                     Date  March 26, 1998
---------------------------------------                         ----------------
Richard T. Mockler, Director

Exhibit                                                                    Page
Number                        Description of Exhibit                      Number
------                        ----------------------                      ------
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

 3.2(A)  Restated By-Laws of UICI.

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

Exhibit                                                                    Page
Number                        Description of Exhibit                      Number
------                        ----------------------                      ------
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

10.7     Agreement Among Certain Stockholders of the Company, filed as
         Exhibit 10-6 to the Registration Statement on Form S-18, File
         No.  2-  99229,   filed  with  the  Securities  and  Exchange
         Commission  on July 26, 1985 and  incorporated  by  reference herein.

10.8     Form of  Subscription  Agreement for 1985 Offering,  filed as
         Exhibit 10- 7 to the Registration Statement on Form S-1, File
         No.   33-2998,   filed  with  the   Securities  and  Exchange
         Commission on January 30, 1986 and  incorporated by reference herein.

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

10.15    Amendment  to  Stock  Purchase   Agreement  between  American
         Capital  Insurance  Company and United  Insurance  Companies,
         Inc.,  filed as Exhibit  10.15 to the 1988  Annual  Report on
         Form 10-K,  File No. 0- 14320,  filed with the Securities and
         Exchange  Commission  on March 30, 1989 and  incorporated  by reference herein.

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

10.22    Agreement of Reinsurance  and  Assumption  dated December 14,
         1992 by and among Mutual Security Life Insurance Company,  in
         Liquidation,   National   Organization  of  Life  and  Health
         Insurance Guaranty Associations, and The MEGA Life and Health
         Insurance  Company,  and filed as Exhibit 2 to the  Company's
         Report on Form 8-K dated March 29, 1993,  (File No. 0-14320), and incorporated by reference herein.

Exhibit                                                                    Page
Number                        Description of Exhibit                      Number
------                        ----------------------                      ------
10.23    Acquisition  Agreement  dated January 15, 1993 by and between
         United Insurance Companies,  Inc. and Southern Educators Life
         Insurance  Company,  and filed as Exhibit 2 to the  Company's
         Report on Form 8-K dated March 29, 1993,  (File No. 0-14320), and incorporated by reference herein.

10.24    Stock  Exchange  Agreement  effective  January 1, 1993 by and
         between  Onward  and  Upward,   Inc.  and  United   Insurance
         Companies,  Inc.  and  filed as  Exhibit  2 to the  Company's
         Report on Form 8-K dated March 29, 1993,  (File No. 0-14320), and incorporated by reference herein.

10.25    Stock  Purchase  Agreement  by  and  among  United  Insurance
         Companies,  Inc.  and  United  Group  Insurance  Company  and
         Landmark  Land Company of  Oklahoma,  Inc.  dated  January 6,
         1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31,
         1994, (File No. 0- 14320), and incorporated by reference herein.

10.26    Private  Placement  Agreement  dated  June 1,  1994 of  8.75%
         Senior Notes Payable due June 2004 in the aggregate amount of
         $27,655,000,  and  filed  as  Exhibit  28.1 to the  Company's
         Report on Form 8-K dated June 22, 1994,  (File No.  0-14320), and incorporated by reference herein.

10.27    Asset Purchase  Agreement between UICI Companies and PFL Life
         Insurance  Company,  Bankers United Life  Assurance  Company,
         Life  Investors  Insurance  Company of America and Monumental
         Life Insurance  Company and Money  Services,  Inc.  effective
         April 1,  1996,  as filed as  Exhibit  10.2 to the  Company's
         Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

10.28    General  Agent's  Agreement  between  Mid-West  National Life
         Insurance Company of Tennessee and United Group  Association,
         Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company's Report on Form 8-K dated April 1, 1996 (File
         No. 0-14320), and incorporated by reference herein.

10.29    General  Agent's  Agreement  between The MEGA Life and Health
         Insurance   Company  and  United  Group   Association,   Inc.
         effective  April 1, 1996,  and filed as  Exhibit  10.4 to the
         Company's  Report on Form 8-K dated  April 1, 1996  (File No.
         0-14320) and incorporated by reference herein.



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

10.31    Stock  exchange  agreement  dated October 1996 by and between
         Amli Realty Co. and UICI, as amended by that first  amendment stock  exchange  agreement  dated  November  4, 1996 filed as
         Exhibit 10.31 to the Registration  Statement on Form S-3 File
         No.   333-23899   filed  with  the  Securities  and  Exchange
         Commission  on April 25, 1997 and  incorporated  by reference herein.

10.32    Agreement  dated  December 6, 1997 by and between UICI,  UICI
         Acquisition  Corp.,  ELA Corp.,  and Marcus A. Katz,  Cary S.
         Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937 filed with the Securities and Exchange Commission on December
         22, 1997 and incorporated by reference herein.

   21    Subsidiaries of UICI

   23    Consent of Independent Accountants

   27    Financial Data Schedule

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)


                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          FINANCIAL STATEMENT SCHEDULES


                                CERTAIN EXHIBITS


                          YEAR ENDED DECEMBER 31, 1997



                                      UICI

                                       AND

                                  SUBSIDIARIES

                                  DALLAS, TEXAS

                         Report of Independent Auditors


Board of Directors
UICI

We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company') as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP

Dallas, Texas
March 6, 1998

                              UICI AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                         December 31
ASSETS                                                                 1997     .   1996
                                                                   ----------   ----------
    Investments--Note C
      Securities available for sale--
         Fixed maturities, at fair value
         (cost: 1997--$811,757; 1996--$761,168) ................   $  831,460   $  762,927
         Equity securities, at fair value
         (cost: 1997--$12,302; 1996--$13,553) ..................       14,555       15,106
      Student loans ............................................       11,254       18,042
      Mortgage and collateral loans ............................       27,023       15,282
      Policy loans .............................................       22,173       22,689
      Credit card loans ........................................       54,068       22,489
      Real estate investments ..................................       32,193       30,822
      Short-term investments ...................................      141,040      195,536
                                                                   ----------   ----------
         Total Investments .....................................    1,133,766    1,082,893
    Cash .......................................................       15,932       15,420
    Agents' receivables, less allowances of $1,491
         in 1997 and $1,182 in 1996 ............................       13,662        6,740
    Reinsurance receivables--Note E ............................       78,696       68,438
    Due premiums and other receivables .........................       58,822       25,149
    Investment income due and accrued ..........................       14,063       12,735
    Deferred acquisition costs--Note B .........................       99,611       59,955
    Goodwill ...................................................      111,067       17,126
    Property and equipment, net ................................       46,634       26,061
    Other ......................................................        7,130        6,471
                                                                   ----------   ----------
                                                                   $1,579,383   $1,320,988
                                                                   ==========   ==========

LIABILITIES
    Policy liabilities--Notes D and E:
      Future policy and contract benefits ......................   $  487,024   $  512,670
      Claims ...................................................      258,821      201,276
      Unearned premiums ........................................      105,696       79,378
      Other policy liabilities .................................       19,751       14,000
    Federal income taxes--Note G ...............................       19,891        4,705
    Other liabilities ..........................................       60,477       32,214
    Funds held for others ......................................       25,957          --
    Short-term debt--Note F ....................................       20,184        1,032
    Long-term debt--Note F .....................................       30,018       29,911
                                                                   ----------   ----------
                                                                    1,027,819      875,186
                                                                   ==========   ==========

MINORITY INTERESTS .............................................       15,274       12,884

COMMITMENTS AND CONTINGENCIES--Note I

STOCKHOLDERS' EQUITY--Note H
    Common Stock, par value $0.01 per share--authorized
      50,000,000 shares issued and outstanding 46,229,000
      shares in 1997 and 45,121,000 shares in 1996 .............          462          451
    Preferred stock, par value $0.01 per share--authorized
      10,000,000 shares; no shares issued and
      outstanding 1997 and 1996 ................................          --           --
    Additional paid-in capital .................................      165,891      165,668
    Net unrealized investment gains ............................       14,280        2,153
    Retained earnings ..........................................      355,657      264,646
                                                                   ----------   ----------
                                                                      536,290      432,918
                                                                   ----------   ----------
                                                                   $1,579,383   $1,320,988
                                                                   ==========   ==========


                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                              Statements of Income
                  (Dollars in thousands, except share amounts)


                                                                     Year Ended December 31
                                                                   1997       1996       1995
                                                                 --------    --------  --------
REVENUE
     Premiums--Note E:
        Health ...............................................   $653,906   $501,185   $473,778
        Life premiums and other considerations ...............     49,434     46,570     45,353
                                                                 --------    --------  --------
                                                                  703,340    547,755    519,131
     Net investment income--Note C ...........................     84,174     71,345     65,054
     Fees and other income ...................................    164,301    110,841     54,726
     Gains on sale of investments--Note C ....................      4,014        652      2,163
                                                                 --------    --------  --------
                                                                  955,829    730,593    641,074

BENEFITS AND EXPENSES -- Notes D and E
     Benefits, claims, and settlement expenses ...............    449,657    335,895    320,501
     Underwriting, acquisition, and
        other expenses--Note P ...............................    367,469    280,802    230,003
     Interest expense ........................................      2,857      2,514      3,909
                                                                 --------    --------  --------
                                                                  819,983    619,211    554,413
                                                                 --------    --------  --------

             INCOME BEFORE FEDERAL
             INCOME TAXES AND MINORITY
             INTERESTS .......................................    135,846    111,382     86,661
Federal income taxes--Note G .................................     43,396     36,190     29,040
                                                                 --------    --------  --------
             INCOME BEFORE
             MINORITY INTERESTS ..............................     92,450     75,192     57,621
Minority Interests ...........................................      5,946      5,945      4,293
                                                                 --------    --------  --------

             NET INCOME ......................................   $ 86,504    $ 69,247  $ 53,328
                                                                 ========    ========  ========


             NET INCOME PER SHARE-Basic
             and Diluted--Notes H and O ......................   $   1.91    $   1.66  $   1.41
                                                                 ========    ========  ========





























                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)


                                                                       Year Ended December 31
                                                                 1997          1996           1995
                                                              ---------      ---------      ---------

COMMON STOCK
   Beginning of year ....................................     $     451      $     382      $      94
   Four-for-one stock split .............................           --             --             282
   Exercise of stock options and warrants ...............             1            --             --
   Adjustment for business combinations .................            10             16              6
   Public sale of common stock at
      $20.50 per share, net of expenses .................           --               52           --
                                                              ---------      ---------      ---------

   End of year ..........................................           462            451            382
                                                              ---------      ---------      ---------


ADDITIONAL PAID-IN CAPITAL
   Beginning of year ....................................       165,668         50,554         50,723
   Four-for-one stock split .............................          --             --             (282)
   Exercise of stock options and warrants ...............           417            170            231
   Adjustment for business combinations .................          --           15,119             71
   Public sale of common stock at
      $20.50 per share, net of expenses .................           --         100,096            --
   Retirement of treasury stock .........................          (194)          (271)          (189)
                                                              ---------      ---------      ---------

   End of year ..........................................       165,891        165,668         50,554
                                                              ---------      ---------      ---------


NET UNREALIZED INVESTMENT GAINS (LOSSES)
   Beginning of year ....................................         2,153          6,789        (18,102)
   Change in unrealized investment gains or losses
      during the year ...................................        18,645         (7,391)        39,232
   Deferred income taxes ................................        (6,010)         2,197        (12,593)
   Minority interests ...................................          (508)           558         (1,748)
                                                              ---------      ---------      ---------

   End of year ..........................................        14,280          2,153          6,789
                                                              ---------      ---------      ---------

RETAINED EARNINGS
   Beginning of year ....................................       264,646        191,094        138,208
   Adjustment for business combinations .................         4,507          4,305           (442)
   Net income ...........................................        86,504         69,247         53,328
                                                              ---------      ---------      ---------

   End of year ..........................................       355,657        264,646        191,094
                                                              ---------      ---------      ---------


TREASURY STOCK
   Beginning of year ....................................           --             --             --
   Purchase of stock ....................................          (194)          (271)          (189)
   Retirement of treasury stock .........................           194            271            189
                                                              ---------      ---------      ---------

   End of year ..........................................           --             --             --
                                                              ---------      ---------      ---------

TOTAL STOCKHOLDERS' EQUITY ..............................     $ 536,290      $ 432,918      $ 248,819
                                                              =========      =========      =========










                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 Year Ended December 31
                                                                           1997         1996          1995
                                                                        ---------     ---------     ---------

OPERATING ACTIVITIES
   Net Income ......................................................     $ 86,504     $  69,247     $  53,328
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Increase in policy liabilities ...............................       61,769        40,599        11,918
      Increase in funds held for others ............................        6,751           --            --
      Increase in other liabilities ................................       15,787         4,632         4,933
      Deferred income tax (benefit) payable ........................        6,957         6,425        (3,683)
      (Decrease) increase in federal income taxes payable ..........       (3,298)        4,715         1,435
      Decrease (increase) in accrued investment income,
        reinsurance receivables and other receivables ..............       (8,933)       (6,735)       13,654
      Acquisition costs deferred ...................................      (45,263)      (20,913)      (14,349)
      Amortization of deferred acquisition costs ...................       21,001        17,080        15,029
      Depreciation and amortization ................................       11,458         7,209         2,958
      Net income attributable to minority interests ................        5,946         5,945         4,293
      Gains on sale of investments .................................       (4,014)         (652)       (2,163)
      Other items, net .............................................       (1,490)       (2,014)         (595)
                                                                        ---------     ---------     ---------

        Cash Provided by Operations ................................      153,175       125,538        86,758
                                                                        ---------     ---------     ---------

INVESTING ACTIVITIES
   Securities available-for-sale
      Purchases ....................................................     (686,999)     (646,421)     (542,362)
      Sales ........................................................      516,246       499,717       225,988
      Maturities, calls and redemptions ............................      125,616       121,162       165,284
   Credit card loans
      Purchases ....................................................     (172,350)     (102,744)     (154,138)
      Repayments ...................................................      110,770        83,585       117,619
      Sales ........................................................       30,000        33,397        51,562
   Other investments
      Additions to property and equipment ..........................      (19,187)       (17,722)       (2,509)
      Purchases ....................................................      (27,687)       (20,881)      (17,027)
      Sales, repayments and maturities .............................       22,267          6,456        18,680
   Short-term investments-net ......................................       79,262       (111,769)       91,158
   Purchase of subsidiaries and life and health business
      net of cash acquired of $2,137, $3,996, and $3,428 in
      1997, 1996, and 1995, respectively (Notes B and P) ...........      (95,312)        (4,291)      (20,024)
   Minority interest purchased .....................................      (15,062)        (9,831)          --
   Decrease (increase) in agents' receivables ......................       (1,088)       (2,202)          959
                                                                        ---------     ---------     ---------

        Cash Used in Investing Activities ..........................     (133,524)     (171,544)      (64,810)
                                                                        ---------     ---------     ---------

FINANCING ACTIVITIES
   Proceeds from notes payable .....................................       11,615        11,264        18,091
   Repayment of notes payable ......................................       (5,931)      (22,242)      (34,600)
   Proceeds from payable to related party ..........................          --            --         10,735
   Repayment of payable to related party ...........................          --        (10,735)         (275)
   Deposits from investment products ...............................       17,746        17,078        21,145
   Withdrawals from investment products ............................      (44,038)      (38,258)      (36,878)
   Proceeds from exercise of stock options and warrants ............          418           179           207
   Purchase of treasury stock ......................................         (194)         (271)         (189)
   Proceeds from issuance of common stock, net of expenses .........          --        100,148           --
   Contributions (distributions) to minority interests .............        1,245        (1,650)       (1,980)
                                                                        ---------     ---------     ---------

        Cash Provided by (Used in) Financing Activities ............      (19,139)       55,513       (23,744)
                                                                        ---------     ---------     ---------
        Net Increase (Decrease) in Cash ............................          512         9,507        (1,796)
        Cash at Beginning of Period ................................       15,420         5,913         7,709
                                                                        ---------     ---------     ---------
        Cash at End of Period ......................................    $  15,932     $  15,420     $   5,913
                                                                        =========     =========     =========






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

     Nature of Operations: The Company is a diversified financial services company which offers insurance and financial services to niche consumer markets. The Company also provides institutional technology and outsourcing solutions to the insurance and health services community. Information on the Company's operations by segment is included in Note N to the financial statements.

     The Company's primary business, conducted by the Health Insurance segment, has been the issuance and coinsurance of health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. The Life Insurance and Annuity segment has acquired blocks of life and annuity policies from other insurers and also sells insurance products in selected niche markets. The Credit Services segment offers assistance to persons with no, or troubled, credit experience in obtaining a nationally recognized credit card.

     Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Basis of Presentation: The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities are: fixed maturities are carried at market value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes for GAAP; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non- admitted assets for statutory purposes. (See Note H for stockholders' equity and net income as determined using statutory accounting practices.)

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

     Property and Equipment: Property and equipment are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets. The accumulated depreciation for property and equipment was $31.7 million and $22.5 million at December 31, 1997 and 1996, respectively.

     Goodwill: The excess of cost over the underlying value of the net assets of companies acquired is generally amortized on a straight-line basis over twenty-five years. The Company continually reevaluates the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. Adjustments, if any, are reflected in current operations.

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

     Reinsurance: Insurance liabilities are reported before the effects of ceding reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

     Federal Income Taxes: Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

     Changes in Accounting: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirements (see Note P).

     In February 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure". This statement consolidates existing guidance relating to an entity's capital structure regarding liquidation preferences of preferred stock, information about rights and privileges of outstanding equity securities and redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices or fixed or determinable dates. This statement did not have an impact on the Company.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt FAS No. 130 effective January 1, 1998.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. This statement significantly changes the way public companies report segment information in the annual financial statements also requires those companies to report selected segment information in interim financial reports to shareholders. The Company is required to adopt FAS No. 131 effective January 1, 1998.

     Reclassification: Certain amounts in the 1996 and 1995 financial statements
have  been   reclassified   to  conform  with  the  1997   financial   statement
presentation.

NOTE B--Acquisitions and Dispositions

     During 1997, the Company made several acquisitions which have been accounted for under the purchase method as follows: Four companies and certain assets were acquired for $88.2 million in cash. Total fair value of assets acquired, including $82.1 million of goodwill, were $112.1 million and total fair value of liabilities assumed were $23.8 million. The Company also acquired $44.8 million of life and health reserves and received $43.5 million of assets for a purchase price of $1.3 million. The goodwill related to these acquisitions is being amortized straight line over twenty-five years.

     Effective January 1, 1997, the Company acquired the agency force and certain assets of United Group Association, Inc. ("UGA Inc.") for a price equal to the net book value of the tangible assets acquired and assumed certain agents commitments of $3.9 million. UGA Inc. is owned 100% by the Company's President and Chairman of the Board ("Chairman"). The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million, which approximates fair market value of the tangible assets.

     Effective January 1, 1997, the Company acquired the remaining interest of Insurdata Incorporated ("Insurdata") and UICI Administrators, Incorporated ("UAI") based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata and UAI in October 1995.

     For financial reporting purposes, the above acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Income for the year ended December 31, 1997 include the results of operations of each acquired company from their respective dates of acquisition in 1997. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.

     In 1997, the Company acquired 100% of two companies through a stock exchange agreement. The Company exchanged 1,068,089 shares of its common stock for all of the outstanding common stock of the two companies. The effect of these acquisitions was not material to the consolidated financial statements.

     During 1997, the Company sold three subsidiaries and certain assets of a subsidiary to the Company's Chairman for a price equal to the net book value of the tangible assets totaling $1.2 million.

     In September 1996, the Company entered into three separate stock purchase agreements to sell its three dental benefit companies. The Company completed one sale in October 1996 and the other two in 1997, for a gain of $2.0 million and $4.7 million, respectively. The operations of the dental benefit companies were not material to the operations of the Company.

     Effective August 1, 1996, the Company acquired an additional 20% interest in its subsidiary, Mid-West National Life Insurance Company of Tennessee
("Mid-West") for $9.8 million in cash. This increased the Company's ownership percentage in Mid-West to 99% from 79%. The purchase price was based on a predetermined formula which approximated GAAP book value. Of the 20% acquired, 18.6% was acquired from Onward and Upward, Inc. and the five adult children of the Company's Chairman. Onward and Upward, Inc. is a corporation owned by the five adult children of the Company's Chairman. The effect of purchase accounting relating to this transaction was insignificant.

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

     During 1995, the Company acquired a majority interest in three companies and a block of health insurance policies for $11.5 million in cash and issued $12.0 million in notes due in January 1996. The total cost to acquire these companies and block of health insurance policies was $23.5 million. Total fair value of assets acquired was $46.0 million and total fair value of liabilities assumed was $22.5 million. The goodwill related to these acquisitions is being amortized straight-line over 25 years. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statements of Income for the year ended December 31, 1995 include the results of operations of each acquired company from their respective dates of acquisitions. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.

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

         DEFERRED ACQUISITION COSTS

     Included in deferred acquisition costs are the unamortized costs of writing new business and the costs of business acquired through acquisitions. The following is an analysis of the costs of business acquired:

                                                     Year Ended December 31
                                                  1997       1996         1995
                                                -------     -------     -------

Costs of business acquired:
  Beginning of year ..........................  $13,978     $20,414     $30,061
       Additions .............................   15,505         --          --
       Amortization (a) ......................   (4,545)    (6,436)      (9,647)
                                                -------     -------     -------
     End of year .............................   24,938      13,978      20,414
Costs of business produced ...................   74,673      45,977      35,708
                                                -------     -------     -------
                                                $99,611     $59,955     $56,122
                                                =======     =======     =======

     (a) The discount rate used in the amortization of the costs of business acquired ranges from 7% to 8%.

     The amortization for the next five years and thereafter for costs of business acquired is estimated to be as follows:

                                                 (Dollars in thousands)
            1998.....................................  $  3,954
            1999.....................................     3,117
            2000.....................................     2,760
            2001.....................................     2,117
            2002.....................................     1,676
            2003 and thereafter......................    11,314
                                                        -------
                                                        $24,938
                                                        =======

NOTE C--Investments

     Under the terms of various reinsurance agreements (see Note E), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $245.8 million as of December 31, 1997. In addition, at December 31, 1997, the domestic insurance subsidiaries had securities with a fair value of $17.8 million on deposit with insurance departments in various states.

     A summary of net investment income is as follows:

                                                     Year Ended December 31
                                                 1997         1996        1995
                                               -------      -------     -------

Fixed maturities ............................  $57,902      $51,922     $47,391
Equity securities ...........................      675          748         247
Guaranteed student loans ....................    1,451        1,855       1,496
Mortgage and collateral loans ...............    2,635        1,704       1,493
Policy loans ................................    1,398        1,410       1,388
Credit card loans ...........................    4,752        6,138       7,643
Short-term investments ......................    9,591        7,224       6,107
Real estate .................................    4,844          293         --
Other investments ...........................    3,395        2,487       1,842
                                               -------      -------     -------
                                                86,643       73,781      67,607
Less investment expenses ....................   (2,469)      (2,436)     (2,553)
                                               -------      -------     -------
                                               $84,174      $71,345     $65,054
                                               =======      =======     =======

     Realized gains (losses) and the change in unrealized investment gains (losses) on fixed maturity and equity security investments are summarized as follows:

                                                                                Gains                                  Net Gains
                                         Fixed       Equity       Other      (Losses) on       Tax        Minority   (Losses) on
                                      Maturities  Securities   Investments   Investments     Effects      Interest   Investments
                                      ----------  ----------   -----------   -----------     -------      --------   -----------
                                                                      (Dollars in thousands)
Year ended
December 31:

1997
  Realized .......................     $  1,764      $2,436      $ (186)       $ 4,014      $ (1,376)     $   (28)     $ 2,610
  Change in unrealized ...........       17,944         701        --           18,645        (6,010)        (508)      12,127
                                       --------      ------      ------        -------      --------      -------      -------
    Combined .....................     $ 19,708      $3,137      $ (186)       $22,659      $ (7,386)     $  (536)     $14,737
                                       ========      ======      ======        =======      ========      =======      =======

1996
  Realized .......................     $ (1,976)     $  604      $2,024        $   652      $   (216)     $     4      $   440
  Change in unrealized ...........       (8,769)      1,378        --           (7,391)        2,197          558       (4,636)
                                       --------      ------      ------        -------      --------      -------      -------
    Combined .....................     $(10,745)     $1,982      $2,024        $(6,739)     $  1,981      $   562      $(4,196)
                                       ========      ======      ======        =======      ========      =======      =======

1995
  Realized .......................     $  2,298      $  (19)     $ (116)       $ 2,163      $   (638)     $  (192)     $ 1,333
  Change in unrealized ...........       39,025         207        --           39,232       (12,593)      (1,748)      24,891
                                       --------      ------      ------        -------      --------      -------      -------
    Combined .....................     $ 41,323      $  188      $ (116)       $41,395      $(13,231)     $(1,940)     $26,224
                                       ========      ======      ======        =======      ========      =======      =======

     Gross unrealized investment gains pertaining to equity securities was $2.5 million and $1.8 million at December 31, 1997 and 1996, respectively. Gross unrealized investment losses pertaining to equity securities was $280,000 and $249,000 at December 31, 1997 and 1996, respectively.

     The amortized cost and fair value of investments in fixed maturities are as follows:

                                                                           December 31, 1997
                                                                           -----------------
                                                                         Gross             Gross
                                                      Amortized        Unrealized        Unrealized            Fair
                                                        Cost             Gains             Losses              Value
                                                      --------          --------          --------           --------
                                                                        (Dollars in thousands)
U.S. Treasury and U.S. Government
     agency obligations .........................     $ 50,912          $  1,103          $    (15)         $133,650
Mortgage-backed securities issued
     by U.S. Government agencies
     and authorities ............................       45,817             2.262            47,869            99,875
Other mortgage and asset backed securities ......      255,377             4,932           259,855           171,167
Other corporate bonds ...........................      459,691            13,760           471,736           358,235
                                                      --------          --------          --------           --------

         Total fixed maturities .................     $811,757          $ 22,057          $831,460          $762,927
                                                      ========          ========          ========           ========



                                                                           December 31, 1996
                                                                           -----------------
                                                                         Gross             Gross
                                                      Amortized        Unrealized        Unrealized            Fair
                                                        Cost             Gains             Losses              Value
                                                      --------          --------          --------           --------
                                                                        (Dollars in thousands)
U.S. Treasury and U.S. Government
     agency obligations .........................     $133,970          $    366          $   (686)          $133,650
Mortgage-backed securities issued
     by U.S. Government agencies
     and authorities ............................       98,691             1,698              (514)            99,875
Other mortgage and asset backed securities ......      171,313             1,611            (1,757)           171,167
Other corporate bonds ...........................      357,194             4,301            (3,260)           358,235
                                                      --------          --------          --------           --------

         Total fixed maturities .................     $761,168          $  7,976          $ (6,217)          $762,927
                                                      ========          ========          ========           ========



     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

     The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included below based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized           Fair
                                                         Cost            Value
                                                       --------         --------
                                                         (Dollars in thousands)
Maturity
One year or less ..................................   $  18,073         $ 18,091
Over 1 year through 5 years .......................     117,414          118,716
Over 5 years through 10 years .....................     226,134          232,686
Over 10 years .....................................     148,982          154,243
                                                       --------         --------
                                                        510,603          523,736
Mortgage and asset backed securities ..............     301,154          307,724
                                                       --------         --------
  Total fixed maturities ..........................    $811,757         $831,460
                                                       ========         ========

     Proceeds from the sale of investments in fixed maturities were $516.2 million, $499.7 million, and $226.0 million for 1997, 1996, and 1995, respectively. Gross gains of $4.9 million, $4.1 million, and $2.2 million and gross losses of $3.1 million, $6.7 million, and $1.9 million were realized on fixed maturity sales during 1997, 1996, and 1995, respectively.

     The Company securitized $30.0 million and $31.6 million of credit card loans in September 1997 and 1996, respectively. The securitization involved the sale of $30.0 million and $29.0 million in 1997 and 1996, respectively, of asset backed securities in which the Company purchased participating interests totaling $3.0 million and $2.9 million in 1997 and 1996, respectively. These transactions have been accounted for as sales but there was no gain or loss recognized at the time of the sale.

     On December 29, 1995, the Company sold approximately $51.6 million of credit card loans to two separate trusts, one of which was a related party (see Note L), established for the benefit of investors in certificates representing undivided fractional interest in the trusts. The Company purchased participating interests in each of the trusts totaling $16.0 million and has recorded these amounts as credit card loans. During 1996, the related party trust was dissolved and the $15.0 million senior certificate held by a related party was retired. The Company sold the remaining $9.1 million of credit card loans to an unrelated party. These transactions were structured and accounted for as sales but there was no gain or loss recognized at the time of sale.

     Following is a summary of the Company's equity securities:

                                             December 31, 1997                December 31, 1996
                                             -----------------                -----------------
                                                           Fair                             Fair
                                           Cost            Value            Cost            Value
                                         -------          -------          -------         -------
                                                              (Dollars in thousands)
Common Stocks.........................   $   766          $ 2,438          $6,836          $ 8,076
Non-redeemable preferred stocks.......    11,536           12,117           6,717            7,030
                                         -------          -------          -------         -------
                                         $12,302          $14,555          $13,553         $15,106
                                         =======          =======          =======         =======


     The fair value, which represents carrying amounts, of equity securities are based on quoted market prices. For equity securities not actively traded, market values are estimated using values obtained from quotation services.

     The carrying amounts and fair values of the Company's investments in mortgage, collateral and policy loans and real estate investments are as follows:

                                       December 31, 1997                  December 31, 1996
                                       -----------------                  -----------------
                                    Carrying           Fair            Carrying           Fair
                                     Amount            Value             Amount           Value
                                     -------          -------           -------          -------
                                                        (Dollars in thousands)
Mortgage loans..................     $ 5,503          $ 5,633           $ 5,282          $ 5,245

Collateral loans................      21,520           21,520            10,000           10,000
                                     -------          -------           -------          -------
                                     $27,023          $27,153           $15,282          $15,245
                                     =======          =======           =======          =======

Policy loans....................     $22,173          $20,935           $22,689          $21,363
                                     =======          =======           =======          =======

Real estate investments.........     $32,193          $71,878           $30,822          $73,498
                                     =======          =======           =======          =======

     The fair values for mortgage, collateral and policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. The fair value for real estate investments is principally based on quoted market prices for the interest in the real estate investment trust.

     The carrying values for guaranteed student loans, mortgage and collateral loans, credit card loans, and real estate investments are net of allowances for losses. The balances of those allowances are summarized as follows:

                                                              December 31
                                                              -----------
                                                         1997              1996
                                                        ------           -------
                                                         (Dollars in thousands)
Guaranteed student loans .............................  $  400          $    278
Mortgage and collateral loans ........................     650               650
Credit card loans ....................................   4,283             8,728
Real estate investments ..............................   2,723             2,614
                                                        ------           -------
                                                        $8,056           $12,270
                                                        ======           =======


     The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 1997, the Company had a carrying amount of $307.7 million of mortgage and asset backed securities, of which, $47.9 million are government backed, $173.3 million are rated AAA, $45.5 million are rated AA, $39.7 million are rated A, and $1.3 million are rated BBB by external rating agencies. At December 31, 1996, the Company had a carrying amount of $271.0 million of mortgage and asset backed securities, of which $99.9 million are government backed, $119.0 million are rated AAA, $28.0 million are rated AA, and $19.0 million are rated A, and $5.1 million are rated BBB by external rating agencies.

NOTE D--Policy Liabilities

     Liability  for  future  policy  and  contract   benefits  consists  of  the
following:

                                                             December 31
                                                              -----------
                                                          1997            1996
                                                        --------        --------
                                                         (Dollars in thousands)
Life .................................................  $265,230        $271,065
Annuity ..............................................   221,794         241,605
                                                        --------        --------
                                                        $487,024        $512,670
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

     Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.8%, 5.6% and 5.7% during 1997, 1996 and 1995, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.5% to 6.6% during 1997 and 4.0% to 6.8% during 1996 and 1995.

     As described in Note E, the Company assumes certain life and annuity business from subsidiaries of AEGON USA, INC. (AEGON), and uses the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.9% to 6.0% during 1997, 4.9% to 6.8% during 1996, and 4.8% to 6.8%
during 1995.

     The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                                         December 31, 1997                 December 31, 1996
                                                         -----------------                 -----------------
                                                      Carrying           Fair           Carrying          Fair
                                                       Amount           Value            Amount           Value
                                                      --------        --------          --------        --------
                                                                        (Dollars in thousands)
Direct annuities................................      $105,113        $100,488          $117,269        $111,734
Assumed annuities...............................       116,681         114,356           124,336         121,408
Supplemental contracts
   without life contingencies...................         3,101           3,101             3,042           3,042
                                                      --------        --------          --------        --------
                                                      $224,895        $217,945          $244,647        $236.184
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

     Activity in the claims liability is summarized as follows:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                               1997         1996         1995
                                                            ---------    ---------    ---------
                                                                   (Dollars in thousands)
Claims liability at beginning of year, net
     of related reinsurance recoverables ................   $ 192,922    $ 176,330    $ 140,660

Add:
   Acquired claims liability ............................      20,273         --         12,585

   Incurred losses, net of reinsurance, occurring during:
      Current year ......................................     478,671      371,260      332,208
      Prior years .......................................     (49,741)     (61,254)     (44,886)
                                                            ---------    ---------    ---------
                                                              428,930      310,006      287,322
                                                            ---------    ---------    ---------

   Deduct payments for claims, net of reinsurance,
     occurring during:
      Current year ......................................     285,450      213,844      187,776
      Prior years .......................................     107,706       79,570       76,461
                                                            ---------    ---------    ---------
                                                              393,156      293,414      264,237
                                                            ---------    ---------    ---------

   Claims liability at end of year, net of
     related reinsurance recoverables:
     1997--$9,852; 1996--$8,354, and 1995--$3,479 .......   $ 248,969    $ 192,922    $ 176,330
                                                            =========    =========    =========

     The above reconciliation shows incurred losses related to prior years developed in amounts less than originally anticipated due to better than expected experience. The Company's reserving methodology has been applied on a consistent basis from year to year.

NOTE E--Reinsurance

     In 1997, 1996, and 1995, approximately 33%, 48%, and 50%, respectively, of the Company's health premiums and 2%, 5% and 5% of the Company's life premiums were assumed from AEGON. Prior to 1997, the health business assumed was produced by UGA Inc. Under the terms of its coinsurance agreement, AEGON has agreed to cede and the Company has agreed to coinsure 60% in 1997, of the health insurance previously sold by UGA Inc. agents and issued by AEGON.

     The Company has also assumed other life and annuity policies issued by AEGON. At December 31, 1997 and 1996, the Company's portion of the life insurance in force assumed was approximately $147.9 million and $228.3 million, respectively. At December 31, 1997 $3.2 million was due to AEGON and at December 31, 1996 $833,000 was due from AEGON under all reinsurance agreements.

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

     Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                Year Ended December 31,
                                                -----------------------
                                           1997           1996          1995
                                       -----------    -----------   -----------
                                                (Dollars in thousands)
Direct .............................   $   474,929    $   319,689   $   262,715
Assumed ............................       270,728        255,436       276,044
Ceded ..............................       (42,317)       (27,370       (19,628)
                                       -----------    -----------   -----------
   Net Premiums ....................   $   703,340    $   547,755   $   519,131
                                       ===========    ===========   ===========

Ceded benefits, claims and
   settlement expenses .............   $    21,297    $    17,426   $    13,500
                                       ===========    ===========   ===========

Life insurance in force ceded ......   $ 1,526,651    $   836,957   $   776,086
                                       ===========    ===========   ===========

NOTE F--Debt

     The Company's short-term and long-term debt is summarized as follows:

                                                               December 31
                                                               -----------
                                                           1997            1996
                                                         -------         -------
                                                          (Dollars in thousands)
Short-term debt:
   Other notes payable .........................         $14,841         $  --
   Current portion long-term debt ..............           5,343           1,032
                                                         -------         -------
      Total short-term debt ....................         $20,184         $ 1,032
                                                         =======         =======

Long-term debt:
   8.75% senior notes payable ..................         $27,655         $27,655
   Other notes payable .........................           7,706           3,288
                                                         -------         -------
                                                          35,361          30,943
   Less:  current portion ......................           5,343           1,032
                                                         -------         -------
      Total long-term debt .....................         $30,018         $29,911
                                                         =======         =======

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

     The other notes payable of $22.5 million at December 31, 1997 are obligations of the Company's subsidiaries. The notes have interest rates ranging from 6.0% to 12% with maturities ranging from March 11, 1998 to March 31, 2003. Approximately $10.1 million is collateralized with the remaining balance being unsecured.

     The Company has a revolving credit note with AEGON bearing interest at prime plus 0.875% with a maximum line of credit of $12.0 million through August 1, 2002. Under terms of the agreement, a percentage of the outstanding shares of the Company's stock in The Chesapeake Life Insurance Company is pledged as collateral. There were no outstanding borrowings on the line of credit at December 31, 1997 or at December 31, 1996.

     Principal payments required in each of the next five years after December 31, 1997 are as follows:

                                                      (Dollars in thousands)
            1998..........................................     $20,184
            1999..........................................       5,379
            2000..........................................       8,659
            2001..........................................       4,027
            2002..........................................       4,031
            Thereafter....................................       7,922

     The carrying amounts of the Company's short-term debt approximate fair values.

     The fair value of the long-term debt was $36.2 million and $31.6 million at December 31, 1997 and 1996, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Total interest paid was $2.9 million, $3.1 million, and $3.4 million, for 1997, 1996, and 1995, respectively.

NOTE G--Federal Income Taxes

     Deferred income taxes for 1997 and 1996 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. The temporary differences that give rise to a significant portion of the deferred tax asset or liability at December 31, 1997 and 1996 relate to the following:

                                                               December 31
                                                               -----------
                                                           1997          1996
                                                         --------      --------
                                                         (Dollars in thousands)
Deferred tax liabilities:
   Deferred policy acquisition costs
     and costs of business acquired ................     $ 26,995      $ 13,635
   Investment in subsidiaries ......................        4,395         4,232
   Net unrealized investment gains .................        7,150         1,139
   Other ...........................................        3,895           349
                                                         --------      --------
        Total gross deferred tax liabilities .......       42,435        19,355
                                                         --------      --------

Deferred tax assets:
   Policy liabilities ..............................       21,220        15,745
   Allowance for losses on investments .............        2,370         3,332
   Operating loss carryforwards ....................        2,207         2,755
   Capital loss carryforwards ......................          955         1,740
   Other ...........................................        1,950         1,024
                                                         --------      --------
       Total gross deferred tax assets .............       28,702        24,596
       Less:  Valuation allowance ..................       (2,110)       (2,677
                                                         --------      --------)
       Net deferred tax assets .....................       26,592        21,919
                                                         --------      --------

       Net deferred tax liability (asset) ..........       15,843        (2,564)
       Net current tax liability ...................        4,048         7,269
                                                         --------      --------

       Federal income tax liability ................     $ 19,891      $  4,705
                                                         ========      ========

     The nature of the Company's deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of the Company's deferred tax assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. The net change in the total valuation allowance was a decrease of $567,000 and $1.6 million for 1997 and 1996, respectively.

     The provision for income taxes consisted of the following:

                                                 Year Ended December 31,
                                                 -----------------------
                                             1997          1996          1995
                                           --------      --------      --------
                                                   (Dollars in thousands)
Current tax expense .................      $ 36,439      $ 29,765      $ 32,723
Deferred tax expense (benefit) ......         6,957         6,425        (3,683)
                                           --------      --------      --------
                                           $ 43,396      $ 36,190      $ 29,040
                                           ========      ========      ========

     The Company's effective income tax rates varied from the maximum statutory federal income tax rate as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
Statutory federal income tax rate .............      35.0%      35.0%      35.0%
Small life insurance company deduction ........      (1.1)      (2.2)      (1.7)
Valuation allowance ...........................      (0.5)      (1.4)      (0.6)
Limited liability corporations income .........      (2.0)      (1.0)       --
Other items, net ..............................       0.5        2.1        0.8
                                                     ----       ----       ----
     Effective income tax rate ................      31.9%      32.5%      33.5%
                                                     ====       ====       ====

     Under pre-1984 life insurance company federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account". These amounts are not taxable unless distributed to the Company or unless they exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 1997. Taxes have not been provided on this amount since the Company contemplates no action and can foresee no events that would result in such a tax on the remaining portion.

     At December 31, 1997, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $6.3 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $658,000 per year from 1998 through 2006, and $385,000 in 2007.

     Total federal income taxes paid were $39.4 million, $25.2 million, and $31.3 million, for 1997, 1996, and 1995, respectively.

     UICI and its non-life insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries are taxed as life insurance companies and all file separate federal income tax returns.

     The Company has interests in several limited liability corporations ("LLC"). The Company's LLC's file separate tax returns. The Company's consolidated results of operations reflect 100% of the income but only the Company's proportionate share of tax expense.

NOTE H--Stockholders' Equity

     At the Annual Meeting of Stockholders on April 16, 1996, approval for an increase in authorized shares of common stock with a par value of $0.01 from 40,000,000 shares to 50,000,000 shares and 10,000,000 shares of preferred stock with a par value of $0.01 was obtained. The increase in the common stock was necessary in order to facilitate the public offering of 5,175,000 shares of common stock at $20.50 per share, completed on May 1, 1996. All of the shares were sold by the Company. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million.

     Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note G on federal income taxes. The minimum statutory capital and surplus requirements of domestic insurance subsidiaries at December 31, 1997 was $25.3 million.

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company which exceed certain limitations based on statutory surplus and net income. At December 31, 1997, the domestic insurance companies could pay aggregate dividends to the parent company of approximately $22.3 million without prior approval by statutory authorities.

     Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                            1997           1996           1995
                                          --------       --------       --------
                                                  (Dollars in thousands)
Net income ........................       $ 41,801       $ 32,723       $ 39,256

Stockholders' equity ..............       $223,930       $190,917       $150,543

     The Company's domestic insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the respective state insurance departments in their state of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company had no permitted statutory accounting practices in 1997, 1996, and 1995. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be effective in 1999, will likely change to some extent prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

NOTE I--Commitments and Contingencies

     The Company and its subsidiaries are parties to various pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. The Company has also been notified by the U.S. Department of Labor that it is investigating the Company's compliance with certain rules and regulations related to the Employee Retirement Income Security Act of 1974. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

     The Company may be required by certain minority stockholders to purchase their shares of subsidiaries of the Company at a predetermined formula price which approximates GAAP book value. This obligation at December 31, 1997 was approximately $7.2 million.

     The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 1997 amount to $5.3 million in 1998, $4.7 million in 1999, $3.4 million in 2000, $1.3 million in 2001 and $687,000 in 2002. Rent expense amounted to $8.6 million, $5.0 million, and $2.8 million for 1997, 1996, and 1995, respectively.

     At December 31, 1997, the Company had a $7.5 million letter of credit related to the credit card loans.

     The Company has commitments to fund the unused line of credit on credit card loans. At December 31, 1997, the outstanding commitment was $21.1 million.

     One of the Company's subsidiaries has guaranteed various loans to and issued letters of credit upon behalf of its real estate investments. The outstanding balances of these contingent liabilities approximates $9.4 million at December 31, 1997.

     In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 1997, the Company has outstanding student loan commitments for the years 1998 through 2019. The interest rate on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering lapses and utilization rates are as follows:

                                                   Total               Expected
                                                Commitment              Funding
                                                ----------            ----------
                                                     (Dollars in thousands)
1998 ...............................            $  114,078            $   15,388
1999 ...............................               166,154                20,069
2000 ...............................               269,813                21,646
2001 ...............................               303,923                20,141
2002 ...............................               319,959                16,764
Thereafter .........................               538,546                31,616
                                                ----------            ----------
                                                $1,712,473            $  125,624
                                                ==========            ==========

Interest rates on the above  commitments  are  principally  variable (prime plus
2%).

NOTE J-Employee Benefit Plans

     The Company has an Employee Stock Ownership and Savings Plan (ESOP) which requires the Company to contribute 3% of the participants' compensation and match one-half of participants' contributions up to 6% of the participants' compensation. Substantially all full-time employees are eligible to participate in the ESOP. Contributions by the Company for 1997, 1996, and 1995 totaled $3.2 million, $3.1 million, and $1.1 million, respectively.

NOTE K--Stock Option Plan and Warrants

     In connection with the acquisition of Amli Realty Co. in 1996, the Company issued 91,150 options at an average option price of $12.67. The right to acquire stock pursuant to this plan is contingent upon numerous factors, including continuity of employment and/or the passage of time.

     The Company has a stock option plan which provides options on 1,600,000 shares of common stock for granting to officers, key employees, and certain eligible non-employees at fair market value at the date of grant. There are no options outstanding under the plan as of December 31, 1997.

     A summary of stock option transactions are as follows:

                                                  Number       Average Option
                                                of Shares    Price Per Share ($)
                                                ---------    -------------------
Outstanding options at January 1, 1995 .........  495,240              6.51

Granted ........................................   20,000             10.00
Canceled ....................................... (418,561)             6.70
Exercised ......................................  (29,439)             1.96
                                                  -------

Outstanding options at December 31, 1995 .......   67,240              4.82

Granted ........................................   91,150             12.67
Canceled .......................................  (20,000)            10.00
Exercised ......................................  (31,240)             3.72
                                                  -------

Outstanding options at December 31, 1996 .......  107,150             11.21
                                                  =======

Granted ........................................      --                --
Canceled .......................................      --                --
Exercised ......................................  (46,559)             8.02
                                                  -------

Outstanding options at December 31, 1997 .......   60,591             12.72
                                                   ======

Options Exercisable at December 31,
    1995 .......................................   35,880              2.55
    1996 .......................................   84,363             10.82
    1997 .......................................   41,693             12.74


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

     During 1993, the Company entered into an agreement with the Company's Chairman to participate in an interest in a company which has developed a paperless claims system. Until the long-term viability of that company is determined, the Company has written off its investment of $6.1 million over the past four years. The Company incurred losses of $1.4 million, $1.2 million and $1.4 million in 1997, 1996, and 1995, respectively.

     The Company acquired an 18.6% interest in its subsidiary, Mid-West from Onward and Upward in 1996. (See Note B)

     In November 1994, the Company extended a $10.0 million line of credit to a related company of which the Company's Chairman has an ownership interest. The terms of the line of credit were renegotiated in 1997 so that the interest rate decreased to prime from prime plus four percent (4%), maturing December 31, 1998 instead of September 30, 1998. The line of credit is collateralized by certain common stock. During 1997, the related company repaid $2.5 million leaving a balance of $7.5 million outstanding at December 31, 1997. The collateral had a market value of $12.1 million at December 31, 1997.

     During 1997, the Company sold three subsidiaries and certain assets of a subsidiary to the Company's Chairman for a price equal to the net book value of the tangible assets totaling $1.2 million.

     During 1997, the Company purchased $6.3 million of credit card receivables from a bank owned by the Company's Chairman.

     Included in other notes  payable is a $10.5  million note payable owed to a
related  party,  who  has  an  ownership   interest  in  one  of  the  Company's
subsidiaries, with an interest rate of 12% due in 1998.

     At December 31, 1995, the Company had an unsecured loan payable to the Chairman of the Board of the Company in the amount of $10.7 million, bearing interest at the prime rate of a local bank. The loan was repaid in 1996.

     On December 29, 1995, the Company sold $26.5 million of credit card loans to a trust established for the benefit of investors in certificates representing undivided fractional interests in the trust. Onward & Upward purchased a $15.0 million participating interest in this trust. During 1996, this trust was dissolved and the $15.0 million certificate was retired for no gain or loss. This transaction was accounted for as a sale.

     During 1995, the Company issued 427,900 shares of its common stock in exchange for 97.25% of the outstanding common stock of WinterBrook Holdings, Inc. from the Company's former President and Chief Executive Officer. The Company also purchased the remaining 2.75% from an unrelated individual at the same price per share.

     During 1995, the Company and UGA Inc. entered into an agreement whereby the Company receives a 20% interest in the profits or losses relating to certain lead activities of UGA Inc. The Company had profits of $1.1 million, $2.0 million and losses of $1.6 million for 1997, 1996 and 1995, respectively, on these activities.

     UGA Inc. receives commissions from insurance subsidiaries of AEGON with respect to insurance policies that the Company coinsures. UGA Inc. received $34.1 million, $46.7 million, and $45.5 million in such commissions in 1997, 1996, and 1995, respectively. Through the coinsurance agreements with AEGON, the amount of these commissions received by UGA, Inc. attributable to the Company were $20.4 million, $29.2 million and $26.1 million in 1997, 1996 and 1995, respectively.

     Prior to 1997, UGA marketed products which were directly underwritten by insurance subsidiaries of the Company. The insurance subsidiaries paid commissions of $9.2 million, $4.2 million, and $1.9 million to UGA in 1997, 1996, and 1995, respectively.

     Effective January 1, 1997, Core Marketing, Ltd., a company owned by the five adult children of the Company's Chairman, generates sales leads for agents of the Company. Prior to January 1, 1997, these leads were provided by UGA Inc. The Company paid $17.7 million, $5.0 million and $4.3 million for leads in 1997, 1996 and 1995, respectively.

     The Company's Chairman and Company's Chairman five adult children own a controlling interest in AVTEL Communications, Inc. ("AVTEL"), a telephone company. The Company paid $2.1 million, $1.3 million and $686,180 to AVTEL for services rendered in 1997, 1996, and 1995, respectively.

     The Company receives a fee for performing marketing and administrative services for a company owned by certain officers of a subsidiary of the Company. The Company received fees of $20.8 million, $9.7 million and $1.9 million in 1997, 1996 and 1995, respectively.

NOTE M--Investment Annuity Segregated Accounts

     The Company has deferred investment annuity policies which have segregated account assets and liabilities amounting to $222.3 million and $207.4 million at December 31, 1997 and 1996, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts from which the Company has received hold harmless agreements and indemnifications.

NOTE N--Segment Information

     The Company's operations are classified and summarized into four industry segments. The business segments are health insurance, life insurance and annuity, credit services and corporate and other. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Realized investment gains and losses and general corporate expenses are included in corporate and other. Operations which do not constitute reportable business segments have been combined with corporate and other. Depreciation expense and capital expenditures are not considered material. Financial information by industry segment for revenues, income before federal income taxes, and identifiable assets are summarized as follows:

                                                                     Inter-                    Life
                                                                     segment      Health    Insurance/     Credit     Corporate
                                                       Total      Eliminations  Insurance    Annuity      Services    and Other
                                                    ----------    ------------  ---------    --------     --------    ---------
                                                                                          (Dollars in thousands)

Year ended December 31, 1997
----------------------------
    Revenues.....................................   $  955,829     $(14,772)    $723,114     $ 83,509      $50,267     $113,711
    Income before federal income taxes
     and minority interests......................      135,846          --        73,900       17,492       20,542       23,912
    Identifiable assets..........................    1,579,383          --       515,160      600,912       74,424      388,887

Year ended December 31, 1996
----------------------------
    Revenues.....................................   $  730,593          --      $542,712     $ 79,815      $39,658     $ 68,408
    Income before federal income taxes
     and minority interests......................      111,382          --        73,889       15,112       15,189        7,192
    Identifiable assets..........................    1,320,988          --       284,935      521,913       30,957      483,183

Year ended December 31, 1995
----------------------------
    Revenues.....................................   $  641,074          --      $495,976     $ 79,038      $28,255     $ 37,805
    Income before federal income taxes
     and minority interests......................       86,661          --        64,456       14,770        1,424        6,011
    Identifiable assets..........................    1,130,859          --       259,205      528,700       39,499      303,455

NOTE O--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              1997              1996            1995
                                                            -------           -------         -------
                                                            (In thousands, except per share amounts)

Net income available to
     common shareholders ..............................     $86,504           $69,247         $53,328
                                                            -------           -------         -------

Weighted average shares outstanding--
     basic earnings per share .........................      45,300            41,590          37,680

Effect of dilutive securities:
     Employee stock options ...........................          35                50             250
                                                            -------           -------         -------

Weighted average shares outstanding--
     dilutive earnings per share ......................      45,335            41,640          37,930
                                                            -------           -------         -------

Basic and diluted earnings per share ..................     $  1.91           $  1.66         $  1.41
                                                            =======           =======         =======

The 1996 and 1995 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The implementation of FAS 128 did not change previously reported amounts.

NOTE P--Supplemental Financial Statement Data

Disclosures of investing and financing activities are as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                              1997          1996          1995
                                            --------      --------      --------
                                                   (Dollars in thousands)
Fair value of assets acquired ........      $169,939      $  9,575      $ 45,990
Liabilities assumed ..................        72,490         1,288        22,538
                                            --------      --------      --------
Net cash paid ........................      $ 97,449      $  8,287      $ 23,452
                                            ========      ========      ========

     Details of underwriting, acquisitions, and other expenses are as follows:

                                                                        Year Ended December 31,
                                                                   1997           1996          1995
                                                                 --------       --------      --------
                                                                         (Dollars in thousands)
Amortization of deferred policy acquisition costs .........      $ 21,001       $ 17,080      $ 15,029
Commissions ...............................................        92,394         91,686        93,522
Administrative expenses ...................................       227,235        156,127       107,963
Premium taxes .............................................        24,498         14,158        12,945
Amortization of goodwill ..................................         2,341          1,751           544
                                                                 --------       --------      --------
                                                                 $367,469       $280,802      $230,003
                                                                 ========       ========      ========

The unaudited quarterly results for 1997 and 1996 were as follow:

                                                                            1997
                                                                            ----
                                                   First         Second         Third          Fourth
                                                  --------      --------       --------       --------
                                                    (Dollars in thousands, except per share amounts)

Revenues ......................................    $200,253      $218,736       $236,311       $300,529
Income before federal income taxes
  and minority interests ......................      31,599        32,819         35,370         36,058
Net income ....................................      20,292        20,944         22,614         22,654

Net income per share ..........................    $   0.45      $   0.46       $   0.50       $   0.50

                                                                            1996
                                                                            ----
                                                   First         Second         Third          Fourth
                                                  --------      --------       --------       --------
                                                    (Dollars in thousands, except per share amounts)

Revenues .....................................    $171,616      $186,185       $176,710       $196,082
Income before federal income taxes
  and minority interests .....................      25,058        28,444         28,905         28,975
Net income ...................................      15,222        17,017         18,121         18,887

Net income per share .........................    $   0.40      $   0.41       $   0.42       $   0.43

Computation of earnings per share for each quarter are made independently of earnings per share for the year.

Earnings per share amounts have been calculated under Statement of Financial Accounting Standards No. 128, Earnings Per Share. The implementation of FAS No. 128 in the fourth quarter of 1997 did not change previously reported amounts.

          SCHEDULE II -- Condensed Financial Information of Registrant
                              UICI (Parent Company)

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                December 31
                                                                -----------
                                                             1997        1996
                                                          ---------   ---------
ASSETS:
    Investments:
        Investments in and advances to subsidiaries* ..   $ 506,391   $ 328,837
        Investment in agents' receivables .............      18,666       8,064
        Guaranteed student loans ......................       1,062       6,139
        Collateral loans ..............................      16,520       2,500
        Credit card loans .............................      21,410      22,489
        Short-term investments ........................         839      98,460
        Equity securities .............................          78        --
                                                          ---------   ---------

           Total Investments ..........................     564,966     466,489

    Cash (overdraft) ..................................       3,577      (1,939)
    Due from related parties ..........................        --           547
    Other .............................................       3,819       4,496
                                                          ---------   ---------

                                                          $ 572,362   $ 469,593
                                                          =========   =========

LIABILITIES:
    Accrued expenses and other liabilities ............   $   7,925   $   5,407
    Short-term debt ...................................       3,951        --
    Long-term debt ....................................      23,704      27,655
    Federal income taxes payable ......................         492       3,613
                                                          ---------   ---------

                                                             36,072      36,675

STOCKHOLDERS' EQUITY
    Common stock ......................................         462         451
    Preferred stock ...................................        --          --
    Additional paid-in capital ........................     165,891     165,668
    Net unrealized investment gains
      held by subsidiaries ............................      14,280       2,153
    Retained earnings .................................     355,657     264,646
                                                          ---------   ---------
                                                            536,290     432,918
                                                          ---------   ---------

                                                          $ 572,362   $ 469,593
                                                          =========   =========

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                              UICI (Parent Company)

                              STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                     Year Ended December 31
                                                                     ----------------------
                                                               1997           1996           1995
                                                             --------       --------       --------
Income:
    Dividends from subsidiaries* ..........................  $ 39,154       $ 27,198       $ 24,586
    Interest income .......................................    10,004          9,578          7,245
    Interest and other income from subsidiaries* ..........       572            621            827
    Gains (losses) on sale of investments .................      (162)         2,283           --
    Fees and other income .................................    13,013         17,114          9,396
                                                             --------       --------       --------

                                                               62,581         56,794         42,054
                                                             --------       --------       --------

Expenses:
    General and administrative expenses ...................     8,802         18,978         18,448
    Administrative expenses to subsidiaries* ..............     9,553          6,462          4,702
    Interest expense ......................................     2,449          2,471          3,894
                                                             --------       --------       --------

                                                               20,804         27,911         27,044
                                                             --------       --------       --------

       Income before equity in undistributed
          earnings of subsidiaries
          and federal income taxes ........................    41,777         28,883         15,010

Equity in undistributed earnings of
    subsidiaries ..........................................    51,294         46,642         39,033
                                                             --------       --------       --------

    Income before federal income taxes ....................    93,071         75,525         54,043
Federal income taxes ......................................     6,567          6,278            715
                                                             --------       --------       --------

    Net income ............................................  $ 86,504       $ 69,247       $ 53,328
                                                             ========       ========       ========

*   Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                              UICI (Parent Company)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                   Year Ended December 31
                                                                                                   ----------------------
                                                                                       1997               1996               1995
                                                                                    ---------          ---------          ---------
OPERATING ACTIVITIES
   Net Income .............................................................         $  86,504          $  69,247          $  53,328
   Adjustments to reconcile net income
      to cash provided by operating activities:
         Equity in undistributed earnings of subsidiaries .................           (51,294)           (46,642)           (39,033)
         (Gains) losses on sale of investments ............................               162             (2,283)              --
         Decrease in amounts due from related companies ...................               547                 31                442
         Increase (decrease) in accrued expenses
             and other liabilities ........................................             2,517               (905)             3,756
         Deferred income taxes (benefit) ..................................             1,914              2,118             (2,498)
         Increase (decrease) in federal income taxes payable ..............            (5,035)             1,510              1,057
         Other items, net .................................................               678             (1,677)            (2,006)
                                                                                    ---------          ---------          ---------
      Cash Provided by Operations .........................................            35,993             21,399             15,046
                                                                                    ---------          ---------          ---------

INVESTING ACTIVITIES
   Purchase of subsidiaries ...............................................           (66,948)              (275)           (23,452)
   Minority interest purchased ............................................           (15,062)            (9,831)              --
   Decrease (increase) of investments in and
      advances to subsidiaries ............................................           (27,767)           (12,971)            15,846
   Sale and maturity of investments .......................................           219,777            118,769            156,123
   Purchase of investments ................................................          (130,098)          (194,658)          (156,904)
   Purchase of health business ............................................            (5,218)              --                 --
   Increase in agents' receivables ........................................            (5,384)            (2,706)              (741)
                                                                                    ---------          ---------          ---------
      Cash Used in Investing Activities ...................................           (30,700)          (101,672)            (9,128)
                                                                                    ---------          ---------          ---------

FINANCING ACTIVITIES
   Proceeds of notes payable ..............................................              --               10,250             18,091
   Repayment of notes payable .............................................              --              (22,242)           (34,600)
   Proceeds from payable to related party .................................              --                 --               10,735
   Repayment of payable to related party ..................................              --              (10,735)              (275)
   Proceeds from exercise of warrants and stock options ...................               417                179                208
   Proceeds from issuance of common stock, net of expenses ................              --              100,148               --
   Purchase of treasury stock .............................................              (194)              (271)              (189)
                                                                                    ---------          ---------          ---------
      Cash Provided by (Used in) Financing Activities .....................               223             77,329             (6,030)
                                                                                    ---------          ---------          ---------

      Increase (decrease) in Cash .........................................             5,516             (2,944)              (112)
      Cash (overdraft) at Beginning of Period .............................            (1,939)             1,005              1,117
                                                                                    ---------          ---------          ---------
      Cash (overdraft) at End of Period ...................................         $   3,577          $  (1,939)         $   1,005
                                                                                    =========          =========          =========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                      UICI
                                AND SUBSIDIARIES

               SCHEDULE III-- Supplementary Insurance Information


        COL. A                                                      COL. B             COL. C             COL. D           COL. E
       --------                                                  -----------     ----------------        --------       ------------

                                                                   Deferred        Future Policy
                                                                    Policy       Benefits, Losses,
                                                                 Acquisition     Claims, and Loss        Unearned       Policyholder
                                                                     Costs            Expenses           Premiums           Funds
                                                                 -----------     ----------------        --------       ------------
                                                                                        (Dollars in thousands)



December 31, 1997:
     Life insurance and annuities ......................           $ 64,704           $467,378           $ 12,276         $ 10,811
     Health insurance ..................................             34,907            278,467             93,420            8,940
                                                                   --------           --------           --------         --------
         Total .........................................           $ 99,611           $745,845           $105,696         $ 19,751
                                                                   ========           ========           ========         ========

December 31, 1996:
     Life insurance and annuities ......................           $ 46,791           $502,008           $  7,293         $  8,504
     Health insurance ..................................             13,164            211,938             72,085            5,496
                                                                   --------           --------           --------         --------
         Total .........................................           $ 59,955           $713,946           $ 79,378         $ 14,000
                                                                   ========           ========           ========         ========

December 31, 1995:
     Life insurance and annuities ......................           $ 42,960           $514,964           $  4,826         $  8,910
     Health insurance ..................................             13,162            191,622             63,273            4,310
                                                                   --------           --------           --------         --------
         Total .........................................           $ 56,122           $706,586           $ 68,099         $ 13,220
                                                                   ========           ========           ========         ========

                                         COL. F     COL. G        COL. H             COL. I          COL J      COL. K
                                        -------   ---------- ----------------  ------------------  ---------   --------
                                                             Benefits, Claims     Amortization
                                                               Losses, and         of Deferred       Other
                                        Premium   Investment    Settlement     Policy Acquisition  Operating   Premiums
                                        Revenue     Income*      Expenses           Costs          Expenses*    Written
                                        -------   ---------- ----------------  ------------------  ---------   --------
                                                                (Dollars in thousands)


1997:
     Life insurance and annuities ...   $ 49,434    $ 32,541     $ 39,941            $ 15,017       $ 11,060
     Health insurance ...............    653,906      19,880      409,716               5,984        194,584    $648,723
                                        --------    --------     --------            --------       --------    ========
         Total ......................   $703,340    $ 52,421     $449,657            $ 21,001       $205,644
                                        ========    ========     ========            ========       ========

1996:
     Life insurance and annuities ...  $ 46,570    $ 33,989     $ 43,037             $ 13,959       $ 11,464
     Health insurance ...............   501,185      16,130      292,858                3,121        159,252    $506,699
                                       --------    --------     --------             --------       --------    ========
         Total ......................  $547,755    $ 50,119     $335,895             $ 17,080       $170,716
                                       ========    ========     ========             ========       ========

1995:
     Life insurance and annuities ...  $ 45,353    $ 35,686     $ 44,444             $ 11,703       $ 11,321
     Health insurance ...............   473,778      14,373      276,057                3,326        152,137    $480,021
                                       --------    --------     --------             --------       --------    ========
         Total ......................  $519,131    $ 50,059     $320,501             $ 15,029       $163,458
                                       ========    ========     ========             ========       ========



* Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                                      UICI
                                AND SUBSIDIARIES

                           SCHEDULE IV -- Reinsurance
                             (Dollars in thousands)


                                                                                                                        Percentage
                                                                                                                         Of Amount
                                                       Gross                                                 Net           Assumed
                                                      Amount             Ceded           Assumed           Amount          to Net
                                                      ------             -----           -------           ------          ------
Year ended December 31, 1997
----------------------------
    Life insurance in force........................ $4,898,072        $1,526,651       $2,115,614        $5,487,035        38.6%
                                                    ==========        ==========       ==========        ==========        ====

Premiums:
    Life insurance................................. $   54,497        $   16,539        $  11,476        $   49,434        23.2%
    Health insurance...............................    420,432            25,778          259,252           653,906        17.7%
                                                    ----------        ----------        ---------        ----------        39.6%
                                                    $  474,929        $   42,317        $ 270,728        $  703,340        ----
                                                    ==========        ==========         ========        ==========

Year ended December 31, 1996
----------------------------
    Life insurance in force........................ $4,262,222        $  863,957         $731,827        $4,130,092        17.7%
                                                    ==========        ==========         ========        ==========        ====

Premiums:
    Life insurance................................. $   51,334        $   11,823        $   7,059        $   46,570        15.2%
    Health insurance...............................    268,355            15,547          248,377           501,185        49.6%
                                                    ----------        ----------         --------        ----------
                                                    $  319,689        $   27,370         $255,436        $  547,755
                                                    ==========        ==========         ========        ==========

Year ended December 31, 1995
----------------------------
    Life insurance in force........................ $3,778,008        $  776,086         $635,697        $3,637,619        17.5%
                                                    ==========        ==========         ========        ==========

Premiums:
    Life insurance................................. $   47,381          $  8,459        $   6,431        $   45,353        14.2%
    Health insurance...............................    215,334            11,169          269,613           473,778        56.9%
                                                    ----------          --------         --------        ----------
                                                    $  262,715          $ 19,628         $276,044        $  519,131
                                                    ==========          ========         ========        ==========

                                      UICI
                                AND SUBSIDIARIES

                 SCHEDULE V -- Valuation and Qualifying Accounts
                             (Dollars in thousands)


                                                                                      Recoveries/        Deductions
                                                    Balance At          Additions       Charged            Amounts         Balance
                                                     Beginning          Cost and        to Other           Charged        At End of
                                                     of Period          Expenses        Accounts             Off           Period
                                                     ---------          --------        --------             ---           ------
Allowance for losses
--------------------

Year ended December 31, 1997
----------------------------
    Credit card receivables........................   $  8,728           $12,797       $      --           $(17,242)         $4,283
    Agents' receivables............................      1,182               501                1              (193)          1,491
    Mortgage and collateral loans..................        650               --               --                --              650
    Guaranteed student loans.......................        278               122              --                --              400
    Real estate....................................      2,614               109              --                --            2,723

Year ended December 31, 1996
----------------------------
    Credit card receivables........................    $12,129           $13,526          $   604          $(17,531)        $ 8,728
    Agents' receivables............................      2,986               --               --             (1,804)          1,182
    Mortgage and collateral loans..................        650               --               --                --              650
    Guaranteed student loans.......................        178               100              --                --              278
    Real estate....................................        --              2,614              --                --            2,614

Year ended December 31, 1995
----------------------------
    Credit card receivables........................   $  4,252           $16,968          $ 2,090          $(11,181)        $12,129
    Agents' receivables............................      3,623               129              175              (941)          2,986
    Mortgage and collateral loans..................        650               --               --                --              650
    Guaranteed student loans.......................        196               --               --                (18)            178

                                      UICI
                                AND SUBSIDIARIES

                        EXHIBIT 21--SUBSIDIARIES OF UICI


                                                            Jurisdiction
                                                            ------------
The Chesapeake Life Insurance Company                          Oklahoma

Mid-West National Life Insurance Company of Tennessee          Tennessee

The MEGA Life and Health Insurance Company                      Oklahoma

National Managers Life Insurance Company, Inc.          Turks and Caicos Islands

Financial Services Reinsurance, Ltd.                    Turks and Caicos Islands

United Group Reinsurance, Inc.                          Turks and Caicos Islands

United Membership Marketing Group, Ltd.
  Liability Company                                             Colorado

National Motor Club of America, Inc.                              Texas

Amli Realty Company                                             Illinois

Educational Finance Group,
  Limited Liability Partnership                                   Texas

Insurdata                                                         Texas

United Credit National Bank                                   South Dakota