Form 10-Q
period 1998-03-31
UICI
filed 1998-05-14
CIK 773660

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
                                              --------------

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




      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--46,229,000 shares as of March 31, 1998.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                            Page

PART I.  FINANCIAL INFORMATION


         Consolidated condensed balance sheets-March 31, 1998 and
         December 31, 1997                                                     3

         Consolidated condensed statements of income-Three months
         ended March 31, 1998 and 1997                                         4

         Consolidated statements of comprehensive income-Three
         months ended March 31, 1998 and 1997                                  5

         Consolidated condensed statements of cash flows-Three
         months ended March 31, 1998 and 1997                                  6

         Notes to consolidated condensed financial
         statements-March 31, 1998                                             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  13
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     13
         --------------------------------

         SIGNATURES                                                           14

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                March 31,      December 31,
                                                                   1998            1997
                                                               (Unaudited)        (Note)
                                                               -----------     ------------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1998--$835,155; 1997--$811,757) .........  $  851,046       $  831,460
         Equity securities, at fair value
            (cost:  1998--$22,142; 1997--$12,302) ...........      24,196           14,555
     Student loans ..........................................     291,191           11,254
     Mortgage and collateral loans ..........................      26,428           27,023
     Policy loans ...........................................      21,850           22,173
     Credit card loans ......................................      72,107           54,068
     Real estate investments ................................      32,216           32,193
     Short-term investments .................................     141,985          141,040
                                                               ----------       ----------
           Total investments ................................   1,461,019        1,133,766
   Cash .....................................................      13,242           15,932
   Agents' receivables ......................................      13,152           13,662
   Reinsurance receivables ..................................      76,492           78,696
   Due premiums and other receivables .......................      66,831           58,822
   Investment income due and accrued ........................      14,857           14,063
   Deferred acquisition costs ...............................     102,440           99,611
   Goodwill .................................................     118,518          111,067
   Property and equipment, net ..............................      44,347           46,634
   Other ....................................................       9,541            7,130
                                                               ----------       ----------
                                                               $1,920,439       $1,579,383
                                                               ==========       ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ....................  $  483,950       $  487,024
     Claims .................................................     282,353          258,821
     Unearned premiums ......................................     113,445          105,696
     Other policy liabilities ...............................      15,752           19,751
   Federal income taxes .....................................      23,806           19,891
   Other liabilities ........................................      78,664           60,477
   Funds held for others ....................................      34,039           25,957
   Short-term debt ..........................................      17,022           20,184
   Long-term debt ...........................................      30,415           30,018
   Student loan credit facility .............................     282,690              --
                                                               ----------       ----------
                                                                1,362,136        1,027,819

MINORITY INTERESTS ..........................................      16,469           15,274

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share ...................         462              462
   Preferred stock, par value $.01 per share ................          --               --
   Additional paid-in capital ...............................     165,891          165,891
   Net unrealized investment gains ..........................      11,667           14,280
   Retained earnings ........................................     363,814          355,657
                                                               ----------       ----------
                                                                  541,834          536,290
                                                               ----------       ----------
                                                               $1,920,439       $1,579,383
                                                               ==========       ==========

NOTE: The balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME(Unaudited)
(In thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                             1998         1997
                                                           --------     --------
REVENUE
   Premiums
     Health ..........................................     $181,810     $137,036
     Life premiums and other considerations ..........       12,717       11,667
   Net investment income .............................       22,717       20,326
   Fees and other income .............................       58,750       30,386
   Gains on sale of investments ......................        1,817          838
                                                           --------     --------
                                                            277,811      200,253

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses .........      145,874       93,705
   Underwriting, acquisition, and other expenses .....      115,625       74,269
   Interest expense ..................................          729          680
                                                           --------     --------
                                                           $262,228     $168,654

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS ..........................       15,583       31,599
Federal income taxes .................................        4,840       10,125
                                                           --------     --------
     INCOME BEFORE MINORITY INTERESTS ................       10,743       21,474

Minority interests ...................................        2,586        1,182
                                                           --------     --------

     NET INCOME ......................................     $  8,157     $ 20,292
                                                           ========     ========


     NET INCOME PER SHARE ............................     $   0.18     $   0.45
                                                           ========     ========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                         1998         1997
                                                                       --------     --------


Net income .........................................................   $  8,157     $ 20,292

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period .......     (4,012)     (13,489)
     Less:  reclassification adjustment for losses
       included in net income ......................................        --         3,479
                                                                       --------     --------
                Other comprehensive loss,
                  before tax .......................................     (4,012)     (10,010)
     Income tax benefit related to items of
       other comprehensive income ..................................      1,399        2,690
                                                                       --------     --------
                Other comprehensive loss, net  of tax...............     (2,613)      (7,320)
                                                                       --------     --------

Comprehensive income ...............................................   $  5,544     $ 12,972
                                                                       ========     ========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      1998          1997
                                                                   ---------      ---------
OPERATING ACTIVITIES
   Net income ..................................................   $  8,157       $ 20,292
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in policy liabilities ............................     28,124         18,850
     Increase in funds held for others .........................      8,081            --
     Increase in other liabilities .............................     15,487          3,435
     Increase in federal income taxes payable ..................      5,144          5,943
     Increase in deferred acquisition costs ....................     (2,829)        (1,459)
     Increase in accrued investment income
         and reinsurance and other receivables .................     (6,598)        (4,483)
     Depreciation and amortization .............................      2,066          1,844
     Net income attributable to minority interests .............      2,586          1,183
     Gains on sale of investments ..............................     (1,817)          (838)
     Other items, net ..........................................     (2,482)          (567)
                                                                  ---------       --------

         Cash Provided by Operations ...........................     55,919         44,200
                                                                  ---------       --------

INVESTING ACTIVITIES
   Increase in other investments ...............................    (49,512)        (2,469)
   (Increase) decrease in student loans ........................   (279,937)        10,960
   Decrease (increase)  in agents' receivables .................        510        (11,166)
   Purchase of subsidiaries and assets, net of cash acquired
     of $2,137 in 1997 .........................................        --         (12,387)
   Minority interest purchased .................................     (6,000)       (15,062)
   Decrease (increase) in property and equipment ...............      1,472         (2,121)
                                                                  ---------       --------

         Cash Used in Investing Activities .....................   (333,467)       (32,245)
                                                                  ---------       --------

FINANCING ACTIVITIES
   Deposits from investment products ...........................      4,472          4,731
   Withdrawals from investment products ........................     (8,388)       (11,378)
   Proceeds from student loan credit facility ..................    282,690            --
   Proceeds from debt ..........................................        480            --
   Repayments of debt ..........................................     (3,245)        (1,068)
   Proceeds from exercise of stock options and warrants ........        --              33
   Purchase of treasury stock ..................................        --            (194)
   Distributions to minority interests .........................     (1,151)        (1,229)
                                                                  ---------       --------

         Cash Provided by (Used in) Financing Activities .......    274,858         (9,105)
                                                                  ---------       --------

         Net Increase (Decrease) in Cash .......................     (2,690)         2,850
         Net Cash at Beginning of Period .......................     15,932         15,420
                                                                  ---------       --------

         Cash at End of Period .................................  $  13,242       $ 18,270
                                                                  =========       ========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

NOTE B--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

Effective January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements at calendar year end 1998. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                       1998        1997
                                                     ------      -------
                                           (In thousands, except per share amounts)

Net income available to common shareholders .......  $8,157      $20,292
                                                     ------      -------

Weighted average shares outstanding--
     basic earnings per share .....................  46,229       45,128

Effect of dilutive securities:
     Employee stock options .......................      31           44
                                                     ------       ------

Weighted average shares outstanding--
     dilutive earnings per share ..................  46,260       45,172
                                                     ------       ------

Basic and diluted earnings per share ..............   $0.18        $0.45
                                                      =====        =====



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

PART I.  FINANCIAL INFORMATION
ITEM 2 -- Management's Discussion and Analysis
              of Financial Condition and Results of Operations

UICI and its subsidiaries (the "Company") reported net income of $0.18 per share for the three month period ended March 31, 1998 compared to net income of $0.45 per share for the comparable period in 1997. Included in net income are gains from the sale of investments of $0.02 per share for the three month period ended March 31, 1998 and $0.01 per share for 1997.

     The Company's business segments are: (1) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy changes and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes is summarized as follows:

                                                Three Months Ended
                                                     March 31,
                                              1998              1997
                                           ---------         ---------
                                                  (In thousands)
Revenues
   Insurance:
     Self Employed Agency ................ $ 149,201         $ 122,216
     Student Insurance ...................    25,854            22,065
     OKC Division ........................    22,435            22,064
     Special Risk ........................    17,531             1,847
     National Motor Club .................     7,053               --
                                           ---------         ---------
                                             222,074           168,192

   Financial Services:
     Credit Services .....................    17,899            10,141
     Educational Finance Group ...........     7,481               --
     Insurdata ...........................     9,868             3,661
     Other Business Units ................    18,726            11,355
                                           ---------         ---------
                                              53,974            25,157

   Other Key Factors .....................     8,503             6,905
                                           ---------         ---------
                                             284,551           200,254
   Inter Segment Eliminations ............    (6,740)              --
                                           ---------         ---------
Total Revenues ........................... $ 277,811         $ 200,254
                                           =========         =========

                                                           Three Months Ended
                                                                 March 31,
                                                            1998         1997
                                                          --------     --------
                                                              (In thousands)

Income (loss) before federal income taxes
Insurance:
   Self Employed Agency ...............................   $ (6,292)    $ 14,340
   Student Insurance ..................................      2,392        3,744
   OKC Division .......................................      4,342        5,240
   Special Risk .......................................      1,174           66
   National Motor Club ................................      1,014          --
                                                          --------     --------
                                                             2,630       23,390

Financial Services:
   Credit Services ....................................     5,405         4,521
   Educational Finance Group ..........................       162           --
   Insurdata ..........................................       971          (187)
   Other Business Units ...............................     1,499          (756)
                                                         --------      --------
                                                            8,037         3,578

Other Key Factors .....................................     4,916         4,631
                                                         --------      --------
                                                         $ 15,583      $ 31,599
                                                         ========      ========


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO 1997

     SELF EMPLOYED AGENCY DIVISION ("SEA"). Operating losses for the SEA Division were $6.3 million for the three month period in 1998 compared to income of $14.3 million in 1997. The lower earnings of SEA are the result of conforming the method used to compute the claim reserves on SEA's business and the continuing losses on certain managed care products.

The claim reserving method employed by the previous administrator of a portion of SEA's insurance business was not comparable to the traditional reserving methods employed by the Company for its other self employed health insurance. While both reserving methods are acceptable for statutory and GAAP reporting, the Company's method is the more conservative of the two methods. The decision to conform the two methods at a time when a continuing evaluation of rates and rate changes is critical in managing the block to profitability. Conforming the two methods resulted in an increase in the claim reserves of $12 million at March 31, 1998.

     The operating losses for the managed care products were worse than expected in the first quarter of 1998 while the traditional indemnity products continued to produce acceptable profits. The losses for the first quarter were due to higher loss ratios on those managed care products with lower deductibles and a slower than anticipated implementation of rate increases on the managed care products due, in part, to obtaining regulatory approval of the rate increases in certain states. The Company is continuing the process of redesigning products, raising deductibles and co-payment amounts, implementing approved rate increases, and reexamining our ability to earn adequate returns in certain states. It will take three to six months for the results of these actions to be reflected in the reported financial results.

Revenue for the SEA Division increased to $149.2 million for the three month period in 1998 from $122.2 million in 1997, an increase of 22%. The increase in revenues for the year was the result of the continued increase in the percentage of the UGA premium that is written directly on the policies of the Company and the decrease in premium that is 60% coinsured.

     STUDENT INSURANCE. Operating income for the Student Insurance Division decreased to $2.4 million in the first quarter of 1998 compared to $3.7 million in the first quarter of 1997. The reduced earnings reflect lower margins resulting from increased loss ratios and moving the college and university sales organization from Student Insurance to Educational Finance Group. The increased loss ratio is due to more competition in the university health insurance market which has resulted in price competition. Revenue for Student Insurance increased to $25.9 million in 1998 from $22.1 million in 1997. The increase is due primarily to the acquisition of a block of business with annual premium of $12 million.

     OKC DIVISION. Operating income for the OKC Division was $4.3 million for the three month period in 1998 compared to $5.2 million in 1997. The decrease was due to higher than normal earnings in the first quarter of 1997. Revenues for the OKC Division were comparable for the three month period in 1998 when compared to 1997.

     SPECIAL RISK DIVISION. Operating income for the Special Risk Division was $1.2 million and revenues were $17.5 million for the three month period in 1998. The major operations of this Division were acquired during the second and third quarter of 1997.

     NATIONAL MOTOR CLUB ("NMC"). Operating income for NMC was $1.0 million in the first three months of 1998 on revenues of $7.1 million. NMC was acquired by the Company in the third quarter of 1997.

     CREDIT SERVICES. Operating income for the Credit Services business was $5.4 million for the three month period in 1998 compared to $4.5 million in 1997. The increase is primarily due to the continued growth in new sales which increases revenue and operating income and better performance by the credit card portfolio. The annualized charge-off rate during the first quarter was similar to the fourth quarter of 1997 and the percentage of balances over 30 days delinquent at March 31, 1998 was comparable to December 31, 1997.

     EDUCATIONAL FINANCE GROUP ("EFG"). Operating income for EFG was $162,000 for the three month period of 1998. EFG was acquired during the second quarter of 1997. On March 31, 1998, EFG completed a $300 million revolving line of credit of which $280.7 million was used to acquire existing loans. The credit facility is secured by student loans originated under the Federal Family Education Loan Program ("FFELP") which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. This will allow EFG to earn the spread between the interest rate earned on the loans and the cost of the revolving line of credit on all loans financed through this credit facility. EFG had a successful first quarter with new loan sales in line with our expectations. The profits from the loans sold during the first quarter of 1998 will be recognized in future periods from the interest spread earned on the loans. The acquisition of these loans is the primary reason for the increase in the total assets of the Company since December 31, 1997.

     INSURDATA. Operating income for Insurdata was $971,000 for the three month period in 1998 compared to an operating loss of $187,000 in the first quarter of 1997. The operating income for the first quarter is indicative of the earnings Insurdata should have for the remainder of 1998. Revenues for Insurdata were $9.9 million in the three month period in 1998 compared to $3.7 million in 1997. The increase in revenues is due to $4.6 million of revenue for providing the outsourcing of data processing services for the health insurance operations of the Company in the first quarter of 1998 and growth in revenue from other customers. Insurdata did not start providing the outsourcing services for the Company until the second quarter of 1997.

     OTHER KEY FACTORS. Other Key Factors include investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Operating income for the Other Key Factors was $4.9 million for the three month period in 1998 compared to $4.6 million in 1997. The increase was primarily due to an increase in realized gains on the sale of investments which was partially offset by an increase in amortization of goodwill when compared to 1997. The increase in goodwill amortization is the result of acquisitions made during 1997. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests was $11.7 million at March 31, 1998 compared to $14.3 million at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's invested assets increased to $1,461.0 million at March 31, 1998 compared to $1,133.8 million at December 31, 1997. The primary sources for the asset growth were the acquisition of student loans by the EFG business unit and cash provided by current year operations. The sources were partially offset by withdrawals, net of deposits, from investment products.

     On March 31, 1998 EFG completed a $300 million revolving line of credit of which $280.7 million was used to acquire existing loans.

PART II.  OTHER INFORMATION

ITEM 4 -- Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on May 5, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

            Nominee                    In Favor                  Withheld
         -------------               -----------                 --------
         Ronald L. Jensen            38,527,672                   137,619
         Gary L. Friedman            38,528,307                   136,984
         J. Michael Jaynes           38,507,175                   158,116
         Richard J. Estell           38,511,484                   153,807
         Richard T. Mockler          38,517,286                   148,005
         Vernon R. Woelke            38,527,546                   137,745
         Charles T. Prater           38,381,330                   283,961
         John E. Allen               38,527,323                   137,968

       The results of the voting on the appointment of auditors were as follows:

         Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

       The votes of the stockholders on this item were as follows:

            In Favor            Opposed               Abstained
            --------            -------               ---------
            38,595,050          4,764                 65,477


ITEM 6 -- Exhibits and Reports on Form 8-K

                                                                          Number
                                                                          ------

        (a)     Exhibits.

                3.2(A) Restated By-Laws of UICI

        (b)     Reports on Form 8-K

                (1.) A current report on Form 8-K dated March 2, 1998 concerning appointment of Chief Financial Officer and results for January 1998.

                (2.) A current report on Form 8-K  dated May 4, 1998  announcing earnings for the first quarter of 1998 would be less than expected and would not meet analyst expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      UICI
                                                      ----
                                                  (Registrant)





Date: May 14, 1998                             /s/Ronald L. Jensen
                                               -------------------
                                               Ronald L. Jensen, Chairman of
                                               the Board, President and Director





Date: May 14, 1998                             /s/Warren B. Idsal
                                               ------------------
                                               Warren B. Idsal, Vice President
                                               (Chief Financial Officer)