Form 10-Q
period 1998-06-30
UICI
filed 1998-08-14
CIK 773660

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998
                                              -------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--46,229,000 shares as of June 30, 1998.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                            Page

PART I.  FINANCIAL INFORMATION


         Consolidated condensed balance sheets-June 30, 1998
         and December 31, 1997 ...........................................     3

         Consolidated condensed statements of income-Three months
         ended June 30, 1998 and 1997 and the six months ended
         June 30, 1998 and 1997 ..........................................     4

         Consolidated statements of comprehensive income-Three
         months ended June 30, 1998 and 1997 and the six months
         ended June 30, 1998 and 1997 ....................................     5

         Consolidated condensed statements of cash flows-Six
         months ended June 30, 1998 and 1997 .............................     6

         Notes to consolidated condensed financial
         statements-June 30, 1998 ........................................     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................     9


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................    13
             --------------------------------

             SIGNATURES ..................................................    14

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                  June 30,         December 31,
                                                                    1998              1997
                                                                (Unaudited)          (Note)
                                                                ----------         ----------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1998--$838,265; 1997--$811,757) ........... $  860,598         $  831,460
         Equity securities, at fair value
            (cost:  1998--$23,063; 1997--$12,302) .............     25,394             14,555
     Student loans ............................................    286,684             11,254
     Mortgage and collateral loans ............................     20,342             27,023
     Policy loans .............................................     21,674             22,173
     Credit card loans ........................................     88,942             54,068
     Real estate investments ..................................     38,468             32,193
     Short-term investments ...................................    113,519            141,040
                                                                ----------         ----------
           Total investments ..................................  1,455,621          1,133,766
   Cash .......................................................     17,745             15,932
   Agents' receivables ........................................     15,482             13,662
   Reinsurance receivables ....................................     74,242             78,696
   Due premiums and other receivables .........................     62,751             58,822
   Investment income due and accrued ..........................     25,861             14,063
   Deferred acquisition costs .................................     99,939             99,611
   Goodwill ...................................................    117,493            111,067
   Property and equipment, net ................................     43,146             46,634
   Other ......................................................     10,748              7,130
                                                                ----------         ----------
                                                                $1,923,028         $1,579,383
                                                                ==========         ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ...................... $  472,063         $  487,024
     Claims ...................................................    290,635            258,821
     Unearned premiums ........................................     94,238            105,696
     Other policy liabilities .................................     15,745             19,751
   Federal income taxes .......................................     21,433             19,891
   Other liabilities ..........................................     72,976             60,477
   Funds held for others ......................................     53,731             25,957
   Short-term debt ............................................      9,734             20,184
   Long-term debt .............................................     30,039             30,018
   Student loan credit facility ...............................    286,538               --
                                                                ----------         ----------
                                                                 1,347,132          1,027,819

MINORITY INTERESTS ............................................     15,232             15,274

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share .....................        462                462
   Preferred stock, par value $.01 per share ..................        --                 --
   Additional paid-in capital .................................    165,891            165,891
   Net unrealized investment gains ............................     16,039             14,280
   Retained earnings ..........................................    378,272            355,657
                                                                   560,664            536,290
                                                                ----------         ----------
                                                                $1,923,028         $1,579,383
                                                                ==========         ==========

NOTE: The balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME(Unaudited)
(In thousands, except per share amounts)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                           1998          1997           1998            1997
                                                         --------      --------       --------        --------
REVENUES
   Premiums
     Health ...........................................  $191,385      $144,739       $373,195        $281,775
     Life premiums and other considerations ...........    14,142        11,277         26,859          22,944
   Net investment income ..............................    26,837        20,869         49,554          41,195
   Fees and other income ..............................    67,993        47,033        126,743          77,419
   Gains on sale of investments .......................     2,045           264          3,862           1,102
                                                         --------      --------       --------        --------
                                                          302,402       224,182        580,213         424,435

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses ..........   148,897        98,563        294,771         192,268
   Underwriting, acquisition, and other expenses ......   125,795        92,129        241,420         166,398
   Interest expense ...................................     5,034           671          5,763           1,351
                                                         --------      --------       --------        --------
                                                          279,726       191,363        541,954         360,017

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS ...........................    22,676        32,819         38,259          64,418
Federal income taxes ..................................     7,033        11,100         11,873          21,225
                                                         --------      --------       --------        --------
     INCOME BEFORE MINORITY INTERESTS .................    15,643        21,719         26,386          43,193

Minority interests ....................................     1,185           775          3,771           1,957
                                                         --------      --------       --------        --------

     NET INCOME .......................................  $ 14,458      $ 20,944       $ 22,615        $ 41,236
                                                         ========      ========       ========        ========


     NET INCOME PER SHARE .............................     $0.31         $0.46          $0.49           $0.91
                                                            =====         =====          =====           =====



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                           1998          1997           1998            1997
                                                         --------      --------       --------        --------
Net income ............................................  $ 14,458      $ 20,944       $ 22,615        $ 41,236

Other comprehensive income, before tax:

   Unrealized gains in securities:
     Unrealized holding gains arising during period ...     6,719        16,078          2,707           2,589
     Less:  reclassification adjustment for
       losses included in net income ..................       --         (4,152)           --             (673)
                                                         --------      --------       --------        --------
             Other comprehensive gain, before tax .....     6,719        11,926          2,707           1,916
     Income tax related to items of
       other comprehensive income .....................    (2,347)       (3,211)          (948)           (521)
                                                         --------      --------       --------        --------
             Other comprehensive gain, net of tax .....     4,372         8,715          1,759           1,395
                                                         --------      --------       --------        --------

Comprehensive income ..................................  $ 18,830      $ 29,659       $ 24,374        $ 42,631
                                                         ========      ========       ========        ========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                      Six Months Ended
                                                                           June 30,
                                                                   1998              1997
                                                                ---------          --------
OPERATING ACTIVITIES
   Net income.................................................. $    22,615        $ 41,236
   Adjustments to reconcile net income to
         cash provided by operating activities:
     Increase in policy liabilities............................    14,852             4,458
     Increase in funds held for others ........................    27,774               --
     Increase in other liabilities.............................     9,412             4,662
     Increase (decrease) in federal income taxes payable ......       574               (76)
     Increase in deferred acquisition costs....................      (328)           (7,155)
     Increase in accrued investment income
         and reinsurance and other receivables.................   (11,272)          (13,562)
     Depreciation and amortization ............................     4,292             4,210
     Net income attributable to minority interests.............     3,771             1,957
     Gains on sale of investments .............................    (3,862)           (1,102)
     Other items, net..........................................    (3,689)           (1,931)
                                                                ---------          --------

         Cash Provided by Operations...........................    64,139            32,697
                                                                ---------          --------

INVESTING ACTIVITIES
   (Increase) decrease in other investments ...................   (39,855)           44,781
   (Increase) decrease in student loans .......................  (275,430)            4,175
   Increase in agents' receivables.............................    (1,820)           (7,252)
   Purchase of subsidiaries and assets, net of cash acquired
     of $1,171 in 1997 ........................................       --            (38,265)
   Minority interest purchased ................................    (6,000)          (15,062)
   Decrease (increase) in property and equipment ..............     1,858            (6,141)
                                                                ---------          --------

         Cash Used in Investing Activities ....................  (321,247)          (17,764)
                                                                ---------          --------

FINANCING ACTIVITIES
   Deposits from investment products ..........................     6,755             9,127
   Withdrawals from investment products .......................   (20,218)          (20,878)
   Proceeds from student loan credit facility .................   286,538               --
   Proceeds from debt..........................................     1,252             2,016
   Repayments of debt .........................................   (11,681)           (1,068)
   Proceeds from exercise of stock options and warrants .......       --                131
   Purchase of treasury stock .................................       --               (194)
   Distributions to minority interests ........................    (3,725)           (1,462)
                                                                ---------          --------

         Cash Provided by (Used in) Financing Activities.......   258,921           (12,328)
                                                                ---------          --------

         Net Increase in Cash..................................     1,813             2,605
         Net Cash at Beginning of Period.......................    15,932            15,420
                                                                ---------          --------

         Cash at End of Period................................. $  17,745          $ 18,025
                                                                =========          ========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

NOTE B--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

     Effective January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is intended to be a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements at December 31, 1998. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                           1998          1997           1998            1997
                                                         --------      --------       --------        --------
Net income available to common shareholders ...........  $14,458       $20,944        $22,615         $41,236
                                                         -------       -------        -------         -------

Weighted average shares outstanding--
     basic earnings per share .........................   46,229        45,209         46,229          45,174

Effect of dilutive securities:
     Employee stock options ...........................       29            26             30              38
                                                         -------       -------        -------         -------

Weighted average shares outstanding--
     dilutive earnings per share ......................   46,258        45,235         46,259          45,212
                                                         -------       -------        -------         -------

Basic and diluted earnings per share ..................    $0.31         $0.46          $0.49           $0.91
                                                           =====         =====          =====           =====



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, the ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claims liabilities. The Credit Card segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses. The Company has certain risks associated with the Student Loan business. The changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- Management's Discussion and Analysis
              of Financial Condition and Results of Operations

UICI and its subsidiaries (the "Company") reported net income of $0.31 per share for the three month period ended June 30, 1998 compared to net income of $0.46 per share for the comparable period in 1997. Included in net income are gains from the sale of investments of $0.03 per share for the three month period ended June 30, 1998. For the six month period ended June 30, 1998, net income was $0.49 per share compared to $0.91 per share in 1997. Included in net income were gains from the sale of investments of $0.05 per share for the six month period ended June 30, 1998 and $0.01 per share for 1997.

The Company's business segments are: (1) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Allocation of investment income is based on a number of assumptions and estimates and the segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy changes and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes is summarized as follows:

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                         June 30,
                                                            1998             1997            1998               1997
                                                          --------        --------         --------          --------
                                                                                (In thousands)
Revenues
   Insurance:
       Self Employed Agency..........................     $155,571        $132,895         $304,772          $255,111
       Student Insurance.............................       27,765          23,432           53,619            45,497
       OKC Division..................................       24,074          21,789           46,509            43,852
       Special Risk..................................       17,998           3,846           35,529             5,694
       National Motor Club...........................        7,792             --            14,845               --
                                                          --------        --------         --------          --------
                                                           233,200         181,962          455,274           350,154

   Financial Services:
       Credit Services...............................       23,476          12,539           41,375            22,680
       Educational Finance Group.....................       12,780             --            20,261               --
       Insurdata.....................................       10,538           7,228           20,406            10,889
       Other Business Units..........................       21,419          19,465           40,249            30,819
                                                          --------        --------         --------          --------
                                                            68,213          39,232          122,291            64,388

       Other Key Factors.............................        7,076           6,716           15,475            13,621
                                                          --------        --------         --------          --------
                                                           308,489         227,910          593,040           428,613
       Inter Segment Eliminations....................       (6,087)         (3,728)         (12,827)           (3,728)
                                                          --------        --------         --------          --------
Total Revenues ......................................     $302,402        $224,182         $580,213          $424,435
                                                          ========        ========         ========          ========

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                         June 30,
                                                            1998             1997            1998               1997
                                                          --------        --------         --------          --------
                                                                                (In thousands)
Income (loss) before federal income taxes Insurance:
   Self Employed Agency .............................     $   243         $13,831          $(6,049)          $28,171
   Student Insurance ................................       2,237           4,251            4,629             7,996
   OKC Division .....................................       4,766           4,343            9,108             9,583
   Special Risk .....................................       2,042             518            3,216               726
   National Motor Club ..............................       1,714             --             2,728               --
                                                          -------         -------          -------           -------
                                                           11,002          22,943           13,632            46,476

Financial Services:
   Credit Services ..................................       8,342           5,175           13,747             9,696
   Educational Finance Group ........................      (2,544)            --            (2,382)              --
   Insurdata ........................................         905             792            1,876             1,067
   Other Business Units .............................         799            (338)           2,298            (1,685)
                                                          -------         -------          -------           -------
                                                            7,502           5,629           15,539             9,078

Other Key Factors ...................................       4,172           4,247            9,088             8,864
                                                          -------         -------          -------           -------
                                                          $22,676         $32,819          $38,259           $64,418
                                                          =======         =======          =======           =======


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 COMPARED TO 1997

     SELF EMPLOYED AGENCY DIVISION ("SEA"). The SEA Division reported income of $243,000 for the three month period in 1998 compared to $13.8 million for the three month period in 1997, and a loss of $6.0 million for the six month period in 1998 compared to income of $28.2 million in 1997.

     The lower earnings of SEA for the three month period in 1998 are primarily the result of the continuing losses from a specific PPO insurance product, which is a managed care product, for which marketing of new policies was discontinued in the first quarter of 1998. The operating losses for the managed care products were a continuation of the problems recognized in the fourth quarter of 1997 and first quarter of 1998, while the traditional indemnity products continued to produce acceptable profits. The losses are due to higher loss ratios on those managed care products and a slower than anticipated implementation of rate increases on the managed care products. The Company is continuing to encourage current inforce policyholders to raise their deductibles and co-payment amounts and implement approved rate increases. The Company is also working with CMA and UGA to increase the percentage of the traditional indemnity business sold versus managed care products. The results of these actions will be reflected in the reported financial results during the remainder of 1998, as each succeeding quarter should experience improving results due to the implementation of these actions.

     The PPO insurance product discussed above was discontinued in the first quarter of 1998. A newly designed PPO product which is currently being sold does not include the lower deductibles and co-payments which contributed to the losses recognized on the discontinued PPO product.

     The lower earnings of SEA for the six month period in 1998 are the result of conforming the method used to compute the claim reserves on SEA's business in the first quarter of 1998 and the losses from the PPO insurance product discussed above. The claim reserving method employed by the previous administrator of a portion of SEA's insurance business was not comparable to the traditional reserving methods employed by the Company for its other self employed health insurance. While both reserving methods are acceptable for statutory and GAAP reporting, the Company's method is the more conservative of the two methods. Conforming the two methods resulted in an increase in the claim reserves of $12.0 million in the first quarter of 1998.

     Revenue for the SEA Division increased to $155.6 million for the three month period in 1998 from $132.9 million in 1997, an increase of 17%, and increased to $304.8 for the six month period in 1998 from $255.1 for 1997, an increase of 20%. The increase in revenues is primarily the result of the continued increase in the direct business sold by CMA and UGA.

     STUDENT INSURANCE. Operating income for the Student Insurance Division decreased to $2.2 million for the three month period in 1998 from $4.3 million in 1997 and decreased to $4.6 million for the six month period in 1998 from $8.0 million in 1997. The reduced earnings reflect lower margins resulting from increased loss ratios. The increased loss ratio is due to more competition in the university health insurance market which has resulted in price competition.

Revenue for Student Insurance increased to $27.8 million for the three month period in 1998 from $23.4 million in 1997, an increase of 19% and increased to $53.6 million for the six month period in 1998 from $45.5 million in 1997, an increase of 18%. The increase is due primarily to the acquisition of a block of business with annual premium of $12 million.

     OKC DIVISION. Operating income for the OKC Division increased to $4.8 million for the three month period in 1998 from $4.3 million in 1997, an increase of 12% and decreased to $9.1 million for the six month period in 1998 from $9.6 million in 1997, a 5% decrease. The decrease for the six month period is due to higher than normal earnings in the first quarter of 1997. Revenues for the OKC Division increased to $24.1 million for the three month period in 1998 from $21.8 million in 1997, an increase of 11%, and increased to $46.5 million for the six month period in 1998 from $43.9 million in 1997, an increase of 6%.

     SPECIAL RISK DIVISION. Operating income for the Special Risk Division increased to $2.0 million for the three month period in 1998 from $518,000 in 1997, and increased to $3.2 million for the six month period in 1998 from $726,000 in 1997. The Special Risk Division was formed during the second quarter of 1997. Revenues for the Special Risk Division were $18.0 million for the three month period and $35.5 million for the six month period in 1998.

     NATIONAL MOTOR CLUB ("NMC"). Operating income for NMC was $1.7 million for the three month period in 1998 and $2.7 million for the six month period in 1998 on revenues of $7.8 million and $14.8 million, respectively. NMC was acquired by the Company in the third quarter of 1997.

     CREDIT SERVICES. Operating income for the Credit Services increased to $8.3 million for the three month period in 1998 from $5.1 million in 1997, an increase of 63%, and increased to $13.7 million for the six month period in 1998 from $9.7 million in 1997, an increase of 41%. The increase is primarily due to the continued growth in new sales which increases revenue and operating income and the income from a new credit card program originated in 1997 which is now contributing to the bottom line. Revenues for Credit Services increased to $23.4 million for the three month period in 1998 from $12.5 million in 1997 and increased to $41.3 million for the six month period in 1998 from $22.7 million in 1997.

     EDUCATIONAL FINANCE GROUP ("EFG"). EFG had an operating loss of $2.5 million for the three month period in 1998. The loss was due to several factors. First, there were increased marketing expenses in the direct marketing of student loans, certain seasonal student health insurance and student loans marketing expenses, and expenses incurred enabling EFG to fund loans directly rather than through third parties while trying to anticipate the changes in the federally guaranteed loan program. Second, the loan servicing division has incurred certain transitional costs. Third, student loans have not been moved to the warehouse facility as quickly as anticipated which has reduced net interest income. EFG was acquired during the second quarter of 1997. On March 31, 1998, EFG completed a $300.0 million revolving line of credit of which $280.7 million was used to acquire existing loans. The acquisition of these loans is the primary reason for the increase in the total assets of the Company since December 31, 1997. The credit facility is guaranteed by UICI and is secured by student loans originated under the Federal Family Education Loan Program ("FFELP") which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The line of credit allows EFG to earn the spread between the interest rate earned on the loans and the cost of the revolving line of credit on all loans financed through this credit facility.

INSURDATA. Operating income was comparable for the three month period in 1998 compared to 1997. Operating income for the six month period in 1998 increased to $1.9 million from $1.1 million in 1997. The increase for the six month period is due to the providing of outsourcing data processing services for the health insurance operations of UICI. Revenues for Insurdata were $10.5 million in the three month period in 1998 compared to $7.2 million in 1997 and $20.4 million for the six month period in 1998 compared to $10.9 million in 1997. The increase in revenues is due to $10.2 million of revenue for providing the outsourcing of data processing services for the health insurance operations of UICI in the six month period in 1998. Insurdata did not start providing the outsourcing services for UICI until the second quarter of 1997.

OTHER KEY FACTORS. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Operating income for the Other Key Factors was comparable for the three and six month periods in 1998 compared to 1997. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests was $16.0 million at June 30, 1998 compared to $14.3 million at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets increased to $1,455.6 million at June 30, 1998 compared to $1,133.8 million at December 31, 1997. The primary sources for the asset growth were the acquisition of student loans by EFG and cash provided by current year operations. The sources were partially offset by withdrawals, net of deposits, from investment products.

On June 1, 1998, as required by the agreement, the Company made its first repayment of $4.0 million on its 8.75% Senior Notes.

On March 31, 1998 EFG completed a $300.0 million revolving line of credit of which $280.7 million was used to acquire existing loans. UICI has guaranteed the revolving line of credit. The Company recorded interest expense of $4.4 million related to this credit facility for the three month period in 1998.


ITEM 6 -- Exhibits and Reports on Form 8-K

       (a) Exhibits.

           None.

       (b) Reports on Form 8-K

            (1.) A current report on Form 8-K dated May 4, 1998 announcing earnings for the first quarter of 1998 would be less than expected and would not meet analyst expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      UICI
                                                      ----
                                                  (Registrant)





Date: August 14, 1998                          /s/Ronald L. Jensen
                                               -------------------
                                               Ronald L. Jensen, Chairman of
                                               the Board, President and Director





Date: August 14, 1998                          /s/Warren B. Idsal
                                               ------------------
                                               Warren B. Idsal, Vice President
                                               (Chief Financial Officer)