Form 10-Q
period 1998-09-30
UICI
filed 1998-11-16
CIK 773660

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from       to
                                -----    -----


                         Commission File Number 0-14320
                                                -------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--46,229,000 shares as of September 30, 1998.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                            Page

PART I.  FINANCIAL INFORMATION


         Consolidated condensed balance sheets-September  30,
         1998 and December 31, 1997 ......................................... 3

         Consolidated condensed statements of income-Three months
         ended September 30, 1998 and 1997 and the nine months
         ended September 30, 1998 and 1997 .................................. 4

         Consolidated statements of comprehensive income-Three
         months ended September 30, 1998 and 1997 and the nine
         months ended September 30, 1998 and 1997 ........................... 5

         Consolidated condensed statements of cash flows-Nine
         months ended September 30, 1998 and 1997 ........................... 6

         Notes to consolidated condensed financial
         statements-September 30, 1998 ...................................... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 14
         --------------------------------

         SIGNATURES ......................................................... 15

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                                  September 30,        December 31,
                                                                       1998               1997
                                                                   (Unaudited)            (Note)
                                                                   -----------          ----------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1998--$824,469; 1997--$816,757 ) ..........    $  857,852          $  831,460
         Equity securities, at fair value
            (cost:  1998--$18,170; 1997--$12,302) .............        17,716              14,555
     Student loans ............................................       567,502              11,254
     Mortgage and collateral loans ............................         8,540              27,023
     Policy loans .............................................        21,457              22,173
     Credit card loans ........................................       111,527              54,068
     Investment in unconsolidated subsidiary ..................        44,091              28,879
     Short-term investments and other investments .............       149,474             144,354
                                                                   ----------          ----------
           Total investments ..................................     1,778,159           1,133,766
   Cash .......................................................        22,135              15,932
   Agents' receivables ........................................        13,240              13,662
   Reinsurance receivables ....................................        83,521              78,696
   Due premiums and other receivables .........................        70,425              58,822
   Investment income due and accrued ..........................        33,094              14,063
   Deferred acquisition costs .................................       100,817              99,611
   Goodwill ...................................................       113,401             111,067
   Property and equipment, net ................................        45,716              46,634
   Other ......................................................        14,387               7,130
                                                                   ----------          ----------
                                                                   $2,274,895          $1,579,383
                                                                   ==========          ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ......................    $  467,941          $  487,024
     Claims ...................................................       298,726             258,821
     Unearned premiums ........................................       102,947             105,696
     Other policy liabilities .................................        16,591              19,751
   Federal income taxes .......................................        29,868              19,891
   Other liabilities ..........................................        93,250              78,838
   Time deposits ..............................................        63,136               7,596
   Short-term debt ............................................         9,898              20,184
   Long-term debt .............................................        28,994              30,018
   Student loan credit facility ...............................       574,957                --
                                                                   ----------          ----------
                                                                    1,686,308           1,027,819

MINORITY INTERESTS ............................................         9,327              15,274

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share .....................           462                 462
   Preferred stock, par value $.01 per share ..................          --                  --
   Additional paid-in capital .................................       165,891             165,891
   Net unrealized investment gains ............................        21,104              14,280
   Retained earnings ..........................................       391,803             355,657
                                                                   ----------          ----------
                                                                      579,260             536,290
                                                                   ----------          ----------
                                                                   $2,274,895          $1,579,383
                                                                   ==========          ==========

NOTE: The balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                    September 30,
                                                                 1998            1997             1998             1997
                                                              --------         --------         --------         --------
REVENUES
   Premiums
     Health ...............................................   $184,814         $149,328         $558,009         $431,103
     Life premiums and other considerations ...............     12,210           12,282           37,437           35,226
   Net investment income ..................................     30,815           20,666           80,369           61,861
   Fees and other income ..................................     63,277           53,157          190,020          130,576
   Gains on sale of investments ...........................        727            1,916            4,589            3,018
                                                              --------         --------         --------         --------
                                                               291,843          237,349          870,424          661,784

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses ..............    144,455          102,830          437,594          295,098
   Underwriting, acquisition, and other expenses ..........    118,246           98,345          359,666          264,743
   Interest expense .......................................      6,780              804           12,543            2,155
                                                              --------         --------         --------         --------
                                                               269,481          201,979          809,803          561,996

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS ...............................     22,362           35,370           60,621           99,788
Federal income taxes ......................................      6,931           10,869           18,804           32,094
                                                              --------         --------         --------         --------
     INCOME BEFORE MINORITY INTERESTS .....................     15,431           24,501           41,817           67,694

Minority interests ........................................      1,900            1,887            5,671            3,844
                                                              --------         --------         --------         --------

     NET INCOME ...........................................   $ 13,531         $ 22,614         $ 36,146         $ 63,850
                                                              ========         ========         ========         ========


     NET INCOME PER SHARE..................................      $0.29            $0.50            $0.78            $1.41
                                                                 =====            =====            =====            =====


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

                                                                              Three Months Ended               Nine Months Ended
                                                                                 September 30,                   September 30,
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------

Net income .........................................................       $ 13,531        $ 22,614        $ 36,146        $ 63,850

Other comprehensive income, before tax:

   Unrealized gains in securities:
     Unrealized holding gains arising during period ................          7,790          10,580          10,497          13,169
     Less:  reclassification adjustment for
       losses included in net income ...............................           --               673            --              --
                                                                           --------        --------        --------        --------
             Other comprehensive gain, before tax ..................          7,790          11,253          10,497          13,169
     Income tax related to items of
       other comprehensive income ..................................         (2,725)         (4,087)         (3,673)         (4,608)
                                                                           --------        --------        --------        --------
             Other comprehensive gain, net of tax ..................          5,065           7,166           6,824           8,561
                                                                           --------        --------        --------        --------

Comprehensive income ...............................................       $ 18,596        $ 29,780        $ 42,970        $ 72,411
                                                                           ========        ========        ========        ========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1998              1997
                                                                       ---------         ---------

OPERATING ACTIVITIES
   Net income ....................................................     $  36,146         $  63,850
   Adjustments to reconcile net income to
         cash provided by operating activities:
     Increase in policy liabilities ..............................        32,275            38,320
     Increase in other liabilities ...............................        13,324             9,741
     Increase in federal income taxes payable ....................         6,373             4,033
     Increase in deferred acquisition costs ......................          (619)          (10,995)
     Increase in accrued investment income .......................       (19,031)              (36)
     Increase in reinsurance and other receivables ...............       (15,564)          (13,003)
     Depreciation and amortization ...............................        10,761             4,906
     Net income attributable to minority interests ...............         5,671             3,844
     Gains on sale of investments ................................        (4,589)           (3,018)
     Other items, net ............................................        (7,374)           (1,843)
                                                                       ---------         ---------

         Cash Provided by Operations .............................        57,373            95,799
                                                                       ---------         ---------

INVESTING ACTIVITIES
   (Increase) decrease in other investments ......................        (4,349)           43,936
   Increase in student loans .....................................      (567,502)          (13,419)
   Increase in credit card loans .................................       (57,459)          (10,327)
   Decrease (increase) in agents' receivables ....................           422            (4,163)
   Purchase of subsidiaries and assets, net of cash acquired
     of $1,171 in 1997 ...........................................        (2,824)          (77,247)
   Minority interest purchased ...................................       (11,117)          (15,062)
   Increase in property and equipment ............................        (4,034)           (6,258)
                                                                       ---------         ---------

         Cash Used in Investing Activities .......................      (646,863)          (82,540)

FINANCING ACTIVITIES
   Deposits from investment products .............................        12,867            13,608
   Withdrawals from investment products ..........................       (30,229)          (31,352)
   Proceeds from student loan credit facility ....................       591,823              --
   Repayments to student loan facility ...........................       (16,866)             --
   Net cash provided from time deposits ..........................        55,540              --
   Proceeds from debt ............................................         2,252             2,365
   Repayments of debt ............................................       (13,562)           (3,068)
   Proceeds from exercise of stock options and warrants ..........          --                 232
   Purchase of treasury stock ....................................          --                (194)
   Distributions to minority interests ...........................        (6,132)             (416)
                                                                       ---------         ---------

         Cash Provided by (Used in) Financing Activities .........       595,693           (18,825)
                                                                       ---------         ---------

         Net Increase (Decrease) in Cash .........................         6,203            (5,566)
         Net Cash at Beginning of Period .........................        15,932            15,420
                                                                       ---------         ---------

         Cash at End of Period ...................................     $  22,135         $   9,854
                                                                       =========         =========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The Company is in the process of evaluating the potential impact, if any, of the new accounting standard.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           1998         1997             1998          1997
                                                         -------      -------          -------       -------

Net income available to common shareholders ..........   $13,531      $22,614          $36,146       $63,850
                                                         -------      -------          -------       -------

Weighted average shares outstanding--
     basic earnings per share ........................    46,229       45,290           46,229        45,209

Effect of dilutive securities:
     Employee stock options ..........................       652           24              357            36
                                                          ------       ------           ------        ------

Weighted average shares outstanding--
     dilutive earnings per share .....................    46,881       45,314           46,586        45,245
                                                         -------      -------          -------       -------

Basic and diluted earnings per share                       $0.29        $0.50            $0.78         $1.41
                                                           =====        =====            =====         =====



Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

     Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, the ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claims liabilities. The Credit Services segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses or change in regulations for credit cards or credit card national banks. The Company has certain risks associated with the Educational Finance Group's business. The changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- Management's Discussion and Analysis
              of Financial Condition and Results of Operations

UICI and its subsidiaries (the "Company") reported net income of $0.29 per share for the three month period ended September 30, 1998 compared to net income of $0.50 per share for the comparable period in 1997. Included in net income are gains from the sale of investments of $0.01 per share for the three month period ended September 30, 1998 compared to $0.03 per share for 1997. For the nine month period ended September 30, 1998, net income was $0.78 per share compared to $1.41 per share in 1997. Included in net income were gains from the sale of investments of $0.06 per share for the nine month period ended September 30, 1998 and $0.04 per share for 1997.

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

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                              1998              1997             1998              1997
                                            --------          --------         --------          --------
                                                                    (In thousands)
Revenues
   Insurance:
       Self Employed Agency..............   $159,532          $139,686         $464,304          $394,797
       Student Insurance.................     23,251            17,624           76,870            63,121
       OKC Division......................     22,964            24,876           67,840            68,729
       Special Risk......................     17,344             4,403           52,873            10,097
       National Motor Club...............      7,736             4,662           22,582             4,662
                                            --------          --------         --------          --------
                                             230,827           191,251          684,469           541,406

   Financial Services:
       Credit Services...................     30,449            13,932           71,824            36,612
       Educational Finance Group.........     15,048             7,168           35,309             7,168
       Insurdata.........................     10,406             6,483           30,813            17,372
       Other Business Units..............      5,756            12,294           46,005            43,113
                                            --------          --------         --------          --------
                                              61,659            39,877          183,951           104,265

       Other Key Factors.................      5,718             8,912           21,191            22,532
                                            --------          --------         --------          --------
                                             298,204           240,040          889,611           668,203
                                            --------          --------         --------          --------

       Inter Segment Eliminations........     (6,361)           (2,691)         (19,187)           (6,419)
                                            --------          --------         --------          --------
Total Revenues ..........................   $291,843          $237,349         $870,424          $661,784
                                            ========          ========         ========          ========

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 1998            1997            1998            1997
                                                               --------        --------        --------        --------
                                                                                     (In thousands)
Income (loss) before federal income taxes Insurance:
   Self Employed Agency ...................................    $ (2,679)       $ 12,211        $ (8,728)       $ 40,460
   Student Insurance ......................................       3,046           4,399           7,675          12,395
   OKC Division ...........................................       5,386           3,877          14,494          13,460
   Special Risk ...........................................         974             738           4,269           2,463
   National Motor Club ....................................         799             815           3,527             815
                                                               --------        --------        --------        --------
                                                                  7,526          22,040          21,237          69,593

Financial Services:
   Credit Services ........................................      11,741           5,516          25,488          15,212
   Educational Finance Group ..............................        (490)          1,301          (2,872)          1,301
   Insurdata ..............................................         345             629           2,221           1,696
   Other Business Units ...................................       1,328              (9)          3,547          (2,693)
                                                               --------        --------        --------        --------
                                                                 12,924           7,437          28,384          15,516
                                                               --------        --------        --------        --------


Other Key Factors .........................................       1,912           5,893          11,000          14,679
                                                               --------        --------        --------        --------
                                                               $ 22,362        $ 35,370        $ 60,621        $ 99,788
                                                               ========        ========        ========        ========



CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     SELF EMPLOYED AGENCY DIVISION ("SEA"). The SEA Division reported a loss of $2.7 million for the three month period in 1998 compared to income of $12.2 million for the three month period in 1997, and a loss of $8.7 million for the nine month period in 1998 compared to income of $40.5 million in 1997.

     The lower earnings of SEA for the three month period in 1998 are the result of the continuing losses from a specific PPO insurance product, which was a managed care product, for which marketing of new policies was discontinued in February of 1998. The operating losses for the managed care product were a continuation of the problems recognized in the fourth quarter of 1997 and first quarter of 1998, while the traditional indemnity products continued to produce acceptable profits. The Company is continuing to encourage current inforce policyholders to raise their deductibles and co-payment amounts and is also implementing approved rate increases.

The Company has completed a substantial rate increase on these PPO policies as of October 31, 1998. A new round of rate increases was also started in October. The marketing organizations have also been successful in directing a larger portion of new sales to the traditional indemnity products in which the Company has not experienced the pricing problems and higher claims volume it has had with the PPO products. The Company believes that the combination of these two actions will enable this division to return to profitable operations in the fourth quarter of 1998.

The lower earnings of SEA for the nine month period in 1998 are the result of the losses from the PPO insurance product discussed above and conforming the method used to compute the claim reserves on SEA's business in the first quarter of 1998. The claim reserving method employed by the previous administrator of a portion of SEA's PPO insurance business was not comparable to the traditional reserving methods employed by the Company for its other self employed health insurance. While both reserving methods are acceptable for statutory and GAAP reporting, the Company's method is the more conservative of the two methods. Conforming the two methods resulted in an increase in the claim reserves of $12.0 million in the first quarter of 1998.

Revenue for the SEA Division increased to $159.5 million for the three month period in 1998 from $139.7 million in 1997, an increase of 14%, and increased to $464.3 million for the nine month period in 1998 from $394.8 million for 1997, an increase of 18%. The increase in revenues is the result of an increase in the proportion of direct business compared to coinsured business. New sales in 1998 are lower than 1997 as a result of fewer PPO products being sold since the new PPO product was introduced in February 1998.

In July 1998, the SEA Division completed the acquisition of the telemarketing and direct mail operations which have provided marketing leads for its agents for over 10 years. This provides the agencies with more control over the lead generation process and should insure the best possible leads at lower cost.

     STUDENT INSURANCE. Operating income for the Student Insurance Division decreased to $3.0 million for the three month period in 1998 from $4.4 million in 1997 and decreased to $7.7 million for the nine month period in 1998 from $12.4 million in 1997. The reduced earnings reflect lower margins resulting from increased loss ratios due to more price competition in the university health insurance market.

Revenue for Student Insurance increased to $23.3 million for the three month period in 1998 from $17.6 million in 1997, an increase of 32% and increased to $76.9 million for the nine month period in 1998 from $63.1 million in 1997, an increase of 22%. The increase is due primarily to the acquisition of a block of business in 1997 with annual premium of $12 million.

     OKC DIVISION. Operating income for the OKC Division increased to $5.4 million for the three month period in 1998 from $3.9 million in 1997, an increase of 38% and increased to $14.5 million for the nine month period in 1998 from $13.5 million in 1997, a 7% increase. Revenues for the OKC Division decreased to $22.9 million for the three month period in 1998 from $24.9 million in 1997, a decrease of 8%, and decreased to $67.8 million for the nine month period in 1998 from $68.7 million in 1997, a decrease of 1%. The increase in earnings for the three month period is due to non-recurring losses in the credit insurance business in the third quarter of 1997. The 7% increase in earnings for the nine month period is more indicative of the overall trend. The decrease in revenues is due to lower premiums on the closed blocks of life and annuity products.

     SPECIAL RISK DIVISION. Operating income for the Special Risk Division increased to $974,000 for the three month period in 1998 from $738,000 in 1997, and increased to $4.3 million for the nine month period in 1998 from $2.5 in 1997. Revenues for the Special Risk Division were $17.3 million for the three month period in 1998 compared to $4.4 million in 1997 and $52.9 million for the nine month period in 1998 compared to $10.1 million in 1997. The Special Risk Division was formed during the second quarter of 1997.

     NATIONAL MOTOR CLUB ("NMC"). Operating income for NMC was $799,000 for the three month period in 1998 and $815,000 for 1997 and $3.5 million for the nine month period in 1998 compared to $815,000 in 1997. The three month period ended September 30, 1998 includes $300,000 of relocation expenses. NMC was acquired by the Company in the third quarter of 1997.

     CREDIT SERVICES. Operating income for Credit Services increased to $11.7 million for the three month period in 1998 from $5.5 million in 1997, an increase of 113%, and increased to $25.5 million for the nine month period in 1998 from $15.2 million in 1997, an increase of 68%. The increase is primarily due to the continued growth in new sales which increases revenue and operating income and the income from a new credit card program originated in 1997 which is now contributing to the bottom line. Revenues for Credit Services increased to $30.4 million for the three month period in 1998 from $13.9 million in 1997, an increase of 119% and increased to $71.8 million for the nine month period in 1998 from $36.6 million in 1997, an increase of 96%.

     EDUCATIONAL FINANCE GROUP ("EFG"). EFG was acquired during the second quarter of 1997. EFG had an operating loss of $490,000 in the third quarter of 1998 compared to operating income of $1.3 million in the third quarter of 1997. The operating loss for the nine months was $2.9 million in 1998 compared to operating income of $1.3 million in 1997. The change for the quarter is related to additional expenses of marketing new loans and fewer loans being sold to third parties. EFG can maximize its profits on the student loans if it holds the loans until they can be securitized.

At September 30, 1998, EFG had student loans of approximately $555 million outstanding, an increase of $281 million or 98% since June 30, 1998. The increase in student loans also resulted in an increase in accrued investment income of $17.8 million when compared to December 31, 1997. The funding for these loans has been provided through a warehouse credit facility which is guaranteed by UICI. Subsequent to September 30, the UICI guarantee was reduced to approximately $60 million with the advance rate reduced to 95% of the loan balance. This credit facility is of sufficient size to provide for the funding of student loans until the loans are securitized or sold. EFG continues to explore additional funding sources which would reduce or eliminate the guarantee and funding requirements of UICI.

     INSURDATA. Operating income reported for Insurdata of $345,000 was after the write-off of approximately $740,000 of expenses incurred in preparation of an initial public offering of equity securities. Because of the recent turmoil in the financial markets, this offering will not be completed in 1998 or the foreseeable future. Operating income before the write-off was $1.1 million for the three month period in 1998 compared to $629,000 in 1997. Operating income before the write-off for the nine months was $3.0 million compared to $1.7 million in 1997. Revenues for Insurdata were $10.4 million in the three month period in 1998 compared to $6.5 million in 1997 and $30.8 million for the nine month period in 1998 compared to $17.4 million in 1997. The increase in revenues is the reason for the increased operating income as margins have remained stable. $15.9 million of revenue was for providing the outsourcing of data processing services for the health insurance operations of the Company in the nine month period in 1998.

     OTHER BUSINESS UNITS. The other business units now consist primarily of AMLI. The Company has completed the sale of or merged into other business units, substantially all of the HealthCare Solution companies, with the exception of Insurdata.

     OTHER KEY FACTORS. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Operating income for Other Key Factors was $1.9 million for the three month period in 1998 compared to $5.9 million for the three month period in 1997, and $11.0 million for the nine month period in 1998 compared to $14.7 million in 1997. The decrease in the three and nine month periods is mainly attributed to a decrease in realized investment gains of $1.2 million and a decrease in investment income on equity of $2.0 million in the three month period in 1998 when compared to 1997. The decrease in investment income on equity is attributed to a decrease in investment yield and is also due to the $55 million of acquisitions in the second half of 1997 which decreased invested assets. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale," reported as a separate component of stockholders' equity and net of applicable income taxes and minority interests was $21.1 million at September 30, 1998 compared to $14.3 million at December 31, 1997.

     YEAR 2000 IMPACT. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium notices, or engage in similar normal business activities.

In reviewing its current systems the Company is in the process of upgrading portions of its software to provide improved functionality and processing capabilities in its normal course of business. All new software purchased or developed must be Year 2000 ready.

All remaining existing software is being modified and tested to insure Year 2000 readiness. The Company does not anticipate that the related overall Year 2000 costs will be material to any single year or quarter. The Company expects to expense approximately $3.5 million of Year 2000-related costs in 1998 and approximately $1.5 million in 1999. The costs are being funded from current cash flows.

The project is expected to be substantially tested and completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's invested assets increased to $1.8 billion at September 30, 1998 compared to $1.1 billion at December 31, 1997. The primary sources for the asset growth were the acquisition of student loans by EFG, credit card loans, and cash provided by current year operations. The sources were partially offset by withdrawals, net of deposits, and from investment products.

The student loans originated by EFG have been funded using a warehouse credit facility. This facility is guaranteed by UICI and provided for advance rates of up to 103% of the loan balance. The credit agreement and related documents were recently amended. The advance rate was reduced to 95%, the interest rate was increased and the UICI guarantee was reduced from $600 million to approximately $60 million. UICI will provide the additional funding required by the reduced advance rate as a second secured lender to EFG pursuant to a Subordination and Intercreditor Agreement entered into with the lender and EFG.

The funding of student loans described above is intended to be for an interim period of time prior to securitizing or selling the loans. With the recent turmoil in the financial markets, a securitization of these loans is much more difficult and might not be possible at a price acceptable to EFG and the Company. This condition could continue for some extended period of time until the asset-backed markets clear and stabilize and liquidity returns. The Company believes that the characteristics of the federally guaranteed student loans make any repayment loss remote and that the loans can be sold, if necessary, at a gain.

Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the warehouse credit facility. Although the interest rates on the student loans and the interest rate on the credit facility are variable, the interest earned uses the 91-day T-Bill on the base rate and the base rate on the credit facility is LIBOR.

The credit card loans have been funded using time deposits at UICI's credit card bank. The time deposits have average interest rates of 6% with maturities of no greater than one year.

On June 1, 1998, as required by the agreement, the Company made its first annual repayment of $4.0 million on its 8.75 Senior Notes.

Effective August 31, 1998, the Company acquired an additional 15% interest in its subsidiary, The Chesapeake Life Insurance Company, for $4.5 million in cash. This increased the Company's ownership percentage to 94% from 79%. The purchase price was based on a predetermined formula price which approximated GAAP book value.

Subsequent to September 30, 1998, the Company borrowed $12.0 million from its revolving credit note with AEGON. The note matures August 1, 2002. The proceeds were used to fund the student loan credit facility.

Effective August 15, 1998, the Company granted agents and employees of the Company 7.1 million stock options at an exercise price of $15. The options vest 20% each year beginning on August 15, 1999 and thereafter through year 2001 and 40% on August 15, 2002. All options that are not vested when an agent or employee leaves will be forfeited.

The Company's board of directors has authorized the repurchase of up to 4.5 million shares of its Common Stock. The shares may be purchased from time to time on the open market or in private transactions; the timing and extent of the repurchases, if any, will depend on market conditions and the Company's evaluation of its financial condition at the time. The Company presently has approximately 46.2 million shares outstanding.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          None.

    (b)   Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          UICI
                                                          ----
                                                      (Registrant)





Date: November 16, 1998                        /s/Ronald L. Jensen
                                               -------------------
                                               Ronald L. Jensen, Chairman of
                                               the Board, President and Director





Date: November 16, 1998                        /s/Warren B. Idsal
                                               ------------------
                                               Warren B. Idsal, Vice President
                                               (Chief Financial Officer)