Form 10-K405
period 1998-12-31
UICI
filed 1999-03-31
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

                                       OR

                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     From the transition period from____________________to_________________


                          Commission File No. 0-14320
                                      UICI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      75-2044750
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                 (IRS Employer
              or organization)                              Identification No.)

4001 McEwen Drive, Suite 200, Dallas, Texas                        75244
---------------------------------------------               -------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (972) 392-6700

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                   ---------------------
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
                               Yes  X    No
                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was $875.6 million.

The number of shares outstanding of $0.01 par value Common Stock, as of March 12, 1999 was 46,230,941.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         UICI and subsidiaries (the "Company") is a diversified financial services company which offers insurance and financial services to niche consumer and institutional markets. The Company also provides technology and outsourcing solutions to the insurance and health services communities.

         The Company issues health insurance policies to the self-employed and student markets. For the self-employed market, which includes self-employed individuals and individuals who work for small businesses with five or fewer employees, the Company offers a range of health insurance products. Catastrophic hospital and basic hospital-medical expense plans are designed toward individual needs and include both choice of doctor plans and managed care options such as a Preferred Provider Organization ("PPO") plan as well as other coverage modifications. The Company markets these higher deductible products through "dedicated" agency sales forces who primarily sell the Company's products. For the student market, the Company offers tailored insurance programs which generally provide single school year coverage to individual students primarily at universities but also at public and private schools for kindergarten through grade 12. In this market, the Company sells its products through in-house account executives who focus on colleges and universities on a national basis. Health insurance premiums were $747 million in 1998, or 63% of the Company's total revenues. The Company issues life and annuity insurance products to selected niche markets and acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by the Company are marketed through a dedicated agency sales force.

         The Company markets credit support services to individuals with no, or troubled, credit experience and assists them in obtaining a nationally recognized credit card. This product is marketed through a sales force of independent contractors and through direct mail and telemarketing. The credit cards are issued and serviced by United Credit National Bank, a wholly-owned subsidiary of the Company.

         The Company entered the student loan business in 1997 and it markets, originates, funds and services primarily Federally guaranteed loans. Its goal is to provide solutions for college and graduate school students, their parents and the educational institutions they attend. In order to accomplish this goal, the Company offers a package of student loans, student loan servicing, and student insurance.

         The Company entered the student loan business in May 1997 through the formation of Educational Finance Group, LLP ("EFG-LLP") in which it acquired a 63.6% interest for $20.0 million and contributing its student marketing operations. In November 1997, EFG, LLP acquired a campus-based student loan servicing business for a purchase price of $22.5 million. In December 1997, the Company exchanged 922,956 shares of its stock for 100% of the stock of ELA Corp. ("ELA"), a company which markets student loans. In October 1998, Educational

Finance Group, Inc. ("EFG") was formed and it was merged with EFG-LLP with EFG being the surviving entity. Also in October 1998, the Company exchanged the shares of ELA for additional shares of EFG, Inc. which increased the Company's ownership interest from 63.6% to 74.9%.

         Also in 1997, the Company acquired a provider of motor club services to motorists. The Company markets and provides over 450,000 members with benefits such as road and towing assistance, trip routing, emergency travel assistance, and accident related indemnity benefits. The motor club business is conducted through National Motor Club of America, Inc. ("National Motor Club") which is licensed to do business in 47 states. National Motor Club was acquired in August 1997 in a $40.0 million cash transaction.

         On April 1, 1996 the Company acquired underwriting, claims management and administrative capabilities of AEGON USA, Inc. related to products coinsured by the Company. In connection with this transaction, the agents of United Group Association, Inc. ("UGA, Inc.") began to market health insurance products of the Company rather than the coinsured product. See "Health Insurance -- Coinsurance Arrangements." Effective January 1, 1997, the Company acquired the agency force ("UGA") and certain assets of UGA Inc. for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. UGA Inc. is owned 100% by the Company's Chairman of the Board ("Chairman"). The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million, which approximates fair market value of the tangible assets.

         The Company's principal subsidiaries through which the business of the Self-Employed Agency Division, Student Insurance Division and the Life Insurance and Annuity Division are conducted are The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and The Chesapeake Life Insurance Company ("Chesapeake"), all of which are wholly-owned by the Company. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. The claims paying ability rating of MEGA and Mid-West were upgraded to AA- from A+ by Duff & Phelps Credit Rating Co. in February 1998. MEGA is currently rated "A (Excellent)", Mid-West is currently rated "A-(Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

         The business of the Credit Services Division is conducted primarily through United Credit National Bank and Specialized Card Services, Inc., both wholly-owned subsidiaries, and United Membership Marketing Group, LLC ("UMMG"), in which the Company owns 88%.

         In 1995 the Company purchased 51% of Insurdata, Inc. ("Insurdata") which is an information technology company focusing on the health care industry and insurers with specialized software, data center management, and improved work processes. Effective December 31, 1996, the Company acquired the remaining interest of Insurdata, based on a predetermined formula price of $15.1 million.

         The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. Its telephone number is (972) 392-6700.

BUSINESS STRATEGY

         The Company seeks to continue to expand its business profitably and to strengthen its position in the markets in which it competes. The key elements of its strategy are as follows:

         Dedicated Agent Network. The Company's strategy in the self-employed market is to align itself closely with its sales forces. Substantially all of the health insurance issued by the Company in the self-employed market is sold through a nationwide network of agents associated with UGA or agents associated with Cornerstone Marketing of America ("CMA"). The agents, as a condition of receiving advances on future commissions, customer leads and participating in stock ownership plans, exclusively sell insurance products offered by UGA and CMA. The Company believes that the use of dedicated sales forces, as opposed to insurance brokers who sell products for a number of carriers, leads to better marketing performance because such agents are committed to the Company's products. The Company also believes that the recruitment, training and motivation of agents are key factors in the success and growth of the Company.

         Employee and Agent Stock Ownership. The Company believes that its exclusive agents and employees are more productive and remain associated with the Company longer when they own Common Stock of the Company ("Common Stock"). Since 1987, the Company has provided agents and employees with stock plans that allow them to systematically buy Common Stock. Through these stock ownership plans, the agents and employees of the Company owned in the aggregate approximately 11% of the Common Stock as of December 31, 1998, which does not include any shares held by agents and employees outside of these plans.

         The Company believes that the stock plans have grown primarily due to their design and the performance of the Company's stock price since the stock plans were established. The plans are structured to encourage participation in a disciplined manner. Agents are eligible to participate in the plans after one full calendar year of service. Participant contributions are matched by contributions from the Company. The amount of permitted contributions made by the agents is based on sales performance. Matching contributions of terminated participants which have not vested (or are otherwise not payable under the applicable plans) do not revert back to the Company, but rather are allocated to the remaining participants, providing further incentive to remain with the Company. Share purchases pursuant to the plans are made in the open market, thus avoiding dilution to existing stockholders.

         The Company has historically granted a minimal number of options. When the Company's stock declined in price in 1998, the Company granted options to purchase 8.1 million shares of the Company's stock at $15.00 per share to all agents and employees. Options granted were 17.5% of the then outstanding shares. Options were designed with vesting periods, which means that no options can be exercised prior to August 1999, and that agents or employees must be active with the Company through August 2002 to exercise all options. Through December 31, 1998, approximately 2.2 million options were terminated and the Company believes that based on historical turnover rates, 3.5 million options will ultimately vest.

         Focus on Niche Markets. The Company attempts to identify niche markets which it believes are underserved by larger competitors and in which it has the skills and marketing resources required to achieve profitability and growth. Initially, the Company targeted the self-employed insurance market. By focusing on this market, the Company has been able to design and market its product offerings, structure its coverage benefits and process claims to more effectively service the needs of the self-employed. In 1987, the Company identified a niche opportunity in the student insurance market, and has subsequently increased those revenues from $17.0 million in 1987 to $111.0 million in 1998. The Company believes that it provides student insurance plans to more universities than any other single insurer. The Company also markets a life insurance product which includes a rider committing the Company to provide loans to fund the higher education of the children of the insured. Annualized premiums of new policies sold in 1998 for this product were approximately $13.9 million, as compared to approximately $2.0 million in 1993. In 1993, the Company began offering credit support services to individuals not being served by the larger financial institutions that issue major credit cards. In 1998, the credit division had revenues of $123.2 million. In 1997, through several acquisitions, the Company became a leader in developing, funding, administering, and marketing student loan programs. The Company, through acquisition of National Motor Club, provides a product with the usual motor club benefits plus certain health-related financial security benefits.

HEALTH INSURANCE

Self-Employed Agency Division

         Market. According to the Bureau of Labor Statistics, there were approximately 10.3 million self-employed individuals at the end of 1998. There are currently in force approximately 249,000 basic health policies issued or coinsured by the Company. The Company believes that there is significant opportunity to increase its penetration in this market.

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

         o The Group Preferred Provider Plan incorporates managed care features of a PPO, which are designed to control health care costs. The health plans that provide the PPO option generally provide greater coverage for preventive medical and other services not requiring hospitalization such as periodic examinations and doctor visits. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

         Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder.

         The Self-Employed Agency Division had revenues of $610.1 million, $538.3 million, and $429.7 million, (52%, 56%, and 59% of total revenue), in 1998, 1997, and 1996, respectively.

         Marketing and Sales. The Company's marketing strategy in the self-employed market is to closely align itself with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through dedicated independent agents associated with the Company.

         The agents are independent contractors of the Company and all of the compensation they receive from the Company is based upon their sales production. UGA and CMA are each organized into geographical regions having regional directors, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in management).

         UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, common stock ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders.

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

         Leads for the agents of UGA and CMA are generated through the efforts of a direct mail team and approximately 350 telephone operators. From various sources of data, a pool of approximately 7.0 million names has been developed. Individuals in this pool are contacted by telephone or by mail to determine their interest in obtaining health insurance. The names of persons expressing an interest are provided as leads to agents which the Company believes results in a higher success rate than would be the case if the agents made unsolicited calls on prospective customers.

         Policy Design and Claims Management. The Company's traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events which require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thus controlling administrative expenses. The Company seeks to price its products in a manner that accurately reflects its underwriting assumptions and targeted margins, and it relies on the marketing capabilities of its dedicated agency sales forces to sell these products at prices consistent with these objectives. For the last five fiscal years prior to 1998, the Company's average combined ratio for the Self-Employed Agency Division was 92% and the combined ratio had ranged from 91% to 93%. The combined ratio for 1998 was 105%. See "Management's Discussions and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the reasons for the increase in 1998. The combined ratio for the fourth quarter of 1998 did decrease from prior quarters and the Company anticipates that the combined ratio for 1999 will be less than 100%.

         The Company maintains administrative centers with full underwriting, claims management and administrative capabilities. The Company believes that by processing its own claims it can better assure that claims are properly processed and can utilize the claims information to periodically modify the benefits and coverages of its policies.

         Managed Care Products. In 1995 the Company placed additional emphasis on incorporating managed care features of a PPO into its health plans in order to further control health care costs. The health plans with managed care options generally provide greater coverage for preventive and other services not requiring hospitalization such as periodic examinations and doctor visits. These plans also generally have lower deductibles and copayments for services that are received from providers that are in the PPO network. See "Management's Discussion and

Analysis of Financial Condition and results of Operations" for a discussion of the changes in the PPO products in 1998.

         Coinsurance Arrangements. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents has been issued by AEGON and coinsured by the Company. Effective April 1, 1996, substantially all new health insurance policies sold by UGA Inc. were directly issued by the Company, following a transition period, pursuant to agreements between the Company and AEGON (the "AEGON Transaction"). The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extracontractual charges and other payments. The Company and AEGON maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period. The Company's coinsurance percentage is 60% until December 31, 2000, at which time the Company will acquire all remaining policies from AEGON at a formula price described in the agreement.

         Acquisition of Blocks. From time to time, the Company may acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case-by-case basis and have generally not represented a material percentage of Self-Employed Agency Division revenue.

Student Insurance Division

         Market. The student market is comprised primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in kindergarten through grade 12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,200 four-year universities and colleges in the United States which have a combined enrollment of approximately 8.7 million students. For the 1997-1998 school year, 400 of these institutions, with a combined enrollment of approximately 2.1 million, authorized the Company to offer its health insurance plans to their students. Approximately 198,000 of these students purchased health insurance from the Company during this period. The Company believes that it provides student health insurance plans to more universities than any other single insurer.

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

         The Student Insurance Division had revenues of $111.0 million, $97.6 million, and $94.5 million (9%, 10%, and 13% of total revenue), in 1998, 1997, and 1996, respectively.

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

Special Risk Division

         The Special Risk Division was expanded dramatically in 1997. Special Risk specializes in health-related products which are generally subject to less regulation than the Self Employed and Student markets. Entering 1997, the Company had a small penetration in Special Risk markets through Employer Stop Loss and Provider Excess of Loss coverages. The Division was expanded in 1997 with the acquisition of Excess, Inc. ("Excess"), a managing general underwriter of these and other special health-related coverages. The Excess acquisition led to the purchase of a block of special risk coverages with annualized premiums approximating $50.0 million net of reinsurance. Net collected premiums on this block were $55.2 million and $35.0 million in 1998 and 1997, respectively.

         The key personnel that managed this block joined the Company's Special Risk Division. By concentrating efforts on specialty health markets this Division can grow rapidly by developing programs and products utilizing the specialized knowledge and talents of the key personnel. Emphasis will be placed on the Stop Loss, marine crew accident, transplant and international travel accident business.

National Motor Club Division

         Motor Club markets primarily to individuals in non-metropolitan areas through a one-on-one, face-to-face field force which has similarities to UGA and CMA. The products offered encompass the usual motor club benefits plus certain health-related financial security benefits. The Company has been the underwriter for the health benefits since 1991 which provided a familiarity with Motor Club and its key personnel. The vast majority of its membership is generated in the Midwestern states, Georgia and North Carolina. The Company plans to aggressively grow its business in all 47 states in which the Motor Club is licensed. A specially designed association-endorsed Motor Club package is sold by the UGA field forces.

OKC DIVISION

         At December 31, 1998, the OKC Division had over $4.9 billion of life insurance in force and approximately 400,000 individual policyholders. The division has grown primarily through acquisitions of blocks of life insurance and annuity policies and its marketing efforts.

         The OKC Division had revenues of $98.8 million, $100.5 million, and $102.5 million (8%, 11% and 14% of total revenue), in 1998, 1997, and 1996, respectively.

Direct Business

         The Company offers an interest sensitive life insurance product generally with an annuity and child's term rider. The child's term rider includes a special provision under which the Company commits to provide loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Currently, loans are available in amounts up to $30,000 for undergraduate school and up to $20,000 for graduate school. Most loans made under this rider are guaranteed as to principal and interest by a guarantee agency and are not funded or supported by the federal government. However, as a part of the program, the Company is a qualified lender under applicable Department of Education regulations and makes available, outside of the Company's commitment under the rider, loans under Federal Family Education Loan Programs.

Marketing and Sales.

         Life insurance products are marketed and sold through the Company's network of dedicated agents. This marketing organization was acquired in 1993 and has since been expanded to cover 39 states from only five at the time of the acquisition. Annualized premiums for policies issued in 1998 increased to $13.9 million from $2.0 million in 1993.

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

         In 1991, the Company entered into an agreement whereby it services a block of policies with life insurance and annuity reserves of $125.0 million, as of the date of the service agreement, for an unrelated company. At December 31, 1998, total life insurance and annuity reserves for this block were $81.2 million. The Company receives a fee for servicing the policies and in 1997, also began to participate in 50% of the profits or losses on this business. The Company's Consolidated Financial Statements reflect the servicing fee currently earned and $2.3 million of profit participation in 1998 and $1.9 million in 1997.

         In August 1994, the Company entered into a similar transaction whereby the Company acquired a block of life insurance and annuity policies. At December 31, 1998, total life insurance and annuity reserves for this block were $29.0 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated reinsurer. Also, after the unrelated reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and all remaining policies will be recaptured by the Company at no cost.

CREDIT SERVICES

         The Credit Services Division, started in 1992, markets credit support services to individuals with no, or troubled, credit experience and assists them in obtaining a nationally recognized credit card. Applicants must meet certain requirements in order to become members of the American Fair Credit Association ("AFCA") or American Credit Educators ("ACE"), independent membership associations which provide credit education programs and other benefits. Individuals must be enrolled as members in AFCA, and pay initiation and monthly membership fees or be enrolled in ACE, in order to obtain a credit card.

         The credit support programs offered are administered by UMMG. The programs are marketed through a variety of mediums including a sales force of 880 independent contractors located in 35 states and utilizing direct mail and telemarketing. UMMG and its sales representatives receive commissions and fees from the associations for enrolling members in the associations.

         The programs are priced commensurate with the risk of the "sub-prime" market yet competitive to rates charged by many other card issuers. The credit limits of the accounts in the programs range from $300-$400 and can be increased to as high as $2,000, depending on the program and upon proper account performance by the cardholder. In all but one program, the credit card is not secured. As of December 31, 1998 the total number of accounts from all programs totaled 776,000 with managed receivables of $300.1 million.

         The Company established a credit card service center in South Dakota in 1995. This service center, Specialized Card Services, Inc. ("SCS"), performs all related account management activities, servicing and collections for all of the credit card programs and currently employs the data processing services of Equifax Card Services, Inc. of St. Petersburg, Florida. In 1998, a portion of the services performed by Equifax Card Services, Inc. were brought "in-house" which should reduce operational costs associated with card servicing and maintenance. The Company plans on transferring all cards to the "in-house" system in 2000.

         In February 1997, the Company successfully chartered a special-purpose national bank for the purpose of issuing the credit card accounts. United Credit National Bank ("UCNB") in Sioux

Falls began issuing its first accounts in May of 1997 and had issued 678,500 accounts with $217.6 million in managed receivables as of December 31, 1998. Prior to 1997, all of the credit cards were issued by another bank in South Dakota which received a monthly fee for each card issued and the Company funded the receivables from the Company's operating capital. By chartering UCNB, the company has reduced the costs associated with account issuance and is funding these receivables from deposits at a more favorable cost of funds. The total deposits base has grown from $7.6 million at December 31, 1997 to $98.9 million at December 31, 1998.

         The Company has successfully completed three asset-backed securitizations of credit card receivables. The first offering was for $29.0 million in September of 1996, the second was for $30.0 million in September of 1997, and the third was completed in December 1998 for $60.0 million. The requisite AAA rating by Standard and Poors and Moody's was obtained through a combination of collateralization and insurance. A master-trust has been established to provide the infrastructure for future securitizations. These securitizations have enhanced the Company's cash flows and ability to tap into other market sources.

         The Credit Services Division had revenues of $123.2 million, $50.3 million, and $39.7 million in 1998, 1997, and 1996, respectively.

EDUCATIONAL FINANCE GROUP

         EFG was established in May 1997. EFG's goal is to provide financial solutions for college students and the educational institutions they attend. In seeking to do this, EFG offers an integrated package of student loans, student loan servicing and student insurance.

         From its inception, EFG's approach to the student loan market provided an opportunity in a huge market. The banking industry dominates student loan originations. To banks, student loans are frequently looked upon as a supplemental service. The student business is EFG's only business. Its approach has been to narrowly specialize in segments of the student loan market. It aggressively approaches business as a true marketer through a strong sales effort while offering specialized products and services to students as opposed to standing ready to take the student's "order." In addition to the various federally guaranteed loan programs, EFG offers Alternative student loans, guaranteed by private insurers, which have aggregated 12% of EFG's loan originations.

         The acquisition of EFG Technologies put EFG in the college based loan servicing business. EFG Technologies' 145 employees currently service approximately 600 colleges and universities with 1.1 million active accounts and loan balances aggregating $3.0 billion. It presents EFG an opportunity for expanded growth. EFG's Student Marketing Division can leverage an established customer relationship and offer a complete package of loan origination, loan servicing and student health insurance. A longer term potential of this acquisition is that it will give EFG the ability to directly service its student loan customers on an ongoing basis. This is highly desirable as EFG's future plans call for offering financial services to its student loan customers after graduation.

         The acquisition of ELA materially expanded and diversified EFG student loan generation capabilities. ELA specializes in offering parents of college bound students federally guaranteed

Parent Loans for Undergraduate Students ("PLUS") loans. PLUS loans are credit underwritten and made directly to the parent, rather than the student. Loans to parents require repayment of principal and interest to begin within sixty days of the loan whereas direct student loan payments are deferred until six months after graduation. PLUS loans greatly enhance the economics of the securitized loan packages EFG is contemplating. In 1998, this 220-person organization generated $282.5 million of PLUS loans.

         EFG has enabled the Company to enter the highly fragmented $25.0 billion student loan market with a significant presence. The initial merger established a highly successful company. Subsequent acquisitions have materially enhanced the company's ability to expand its market share. EFG is now poised to be a dominant player in its traditional graduate student market and the parent borrower niche. The addition of EFG Technologies institutional customer relationship provides EFG's marketing representatives with an entre to an expanded market for federally insured undergraduate loans. The combination of all these factors places EFG in a position to be a student loan industry leader.

         At December 31, 1998, EFG had $654.7 million of student loans which it had marketed. Funding for the student loans was obtained from the proceeds of two credit facilities established by EFG with an investment bank. The first facility which had an outstanding balance of $318.8 million at December 31, 1998 is secured by student loans, bears interest at LIBOR plus 75 basis points, and is renewable every thirty days. The second facility which had an outstanding balance of $350.2 million at December 31, 1998 has securities issued by a bankruptcy remote entity with the AAA rated securities bearing interest at LIBOR plus 75 basis points.

INSURDATA

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

         Insurdata, in which the Company owns a 100% interest, is a health care payer systems development company providing technological solutions for health claims processing and claims data management. The system is used by several Blue Cross health plan administrators, insurers and TPAs. Insurdata integrates a variety of technologies to eliminate paper and human intervention in claims processing. In 1997, the Self Employed Agency Division and the Student Insurance Division outsourced its data processing operations to Insurdata.

         Insurdata had revenues of $41.2 million, $25.1 million and $12.7 million in 1998, 1997 and 1996, respectively.

REINSURANCE

         The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by the Company on one individual in the case of life insurance is $150,000. The Company uses reinsurance for its health insurance business only for limited purposes. It does not reinsure any health insurance issued in the self-employed market.

         Reinsurance agreements are intended to limit an insurer's maximum loss. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured.

         Although the Company, through coinsurance, assumes risks under policies issued by AEGON, and has occasionally used assumption reinsurance to acquire blocks of insurance from other insurers, it does not regularly assume risks of other insurance companies. See "Business -- Health
Insurance-Coinsurance Arrangements."

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

         The student loan industry is highly competitive. The Company competes with over 6,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 80% of new loan volume. The Company believes that the volume of new loans originated in 1998 would make it one of the top lenders in 1998. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products. The Federal Direct Lending Program ("FDLP"), which also provides federally guaranteed loans to students has reduced the amount of loans made by the private sector. However, the FDLP market share of approximately 33% in 1998 did not change significantly from 1997.

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

         Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC"), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 1998 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

         In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the states of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the states of domicile will adopt Codification. Management has not yet determined the impact of Codification on the Company's statutory-basis financial statements.

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

         Certain of the Company's subsidiaries, and the manner in which their businesses are conducted, are also subject to regulation not directly related to the business of insurance. The marketing practices of the Credit Services Division are subject to state credit service organization laws and other consumer protection statutes. The Credit Services Division's products are also subject to regulations promulgated by the Federal Reserve, Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC"). The Company's credit card product was reviewed in 1996 by the OCC and FDIC in conjunction with their evaluation and subsequent approval of the Company's application to charter UCNB.

         A significant portion of the student loans originated by the Company are made under the Federal Family Education Loan Program ("FFELP") which is subject to periodic legislative reauthorization and interim revision by legislation and regulation. The Higher Education Act, which authorizes most federal aid programs, went through its regular reauthorization process in 1998. The loans made under the FFELP include Federal Stafford loans for students and Parent Loans for Undergraduate Students ("PLUS") loans to parents.

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

EMPLOYEES

         The Company had approximately 4,000 employees at March 6, 1999. The Company considers its employee relations to be good. The dedicated agents of the Company are independent contractors of the Company.

ITEM 2.  PROPERTIES

         The Company and its subsidiaries rent office space at various locations. The Company also owns three office buildings in Tarrant County, Texas with approximately 190,000 square feet.

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

         The Company and its Chairman are involved in litigation with an outside party concerning the distribution of proceeds from the sale of certain assets. See Note T to the financial statements.

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

                                                                           BUSINESS EXPERIENCE
NAME OF OFFICER            PRINCIPAL POSITION                 AGE          DURING PAST FIVE YEARS
---------------            ------------------                 ---          ----------------------
Ronald L. Jensen           Chairman of the Board              68           Mr.  Jensen has served as Chairman  since
                                                                           December 1983. He served as President for the
                                                                           past five years except for the period from
                                                                           January 1995 through September 1997.

Gregory T. Mutz            President and Chief                53           Mr.  Mutz  joined  the  Company  in  1996
                           Executive Officer                               through  the  acquisition  of AMLI Realty
                                                                           Co. Mr.  Mutz was elected  President  and
                                                                           Chief Executive Officer in January 1999.

Richard J. Estell          Executive Vice President and       53           Mr.  Estell has served as Executive  Vice
                           Chief Operating Officer -                       President,  Director and Chief  Operating
                           Insurance Division                              Officer of the Insurance  Division  since
                                                                           January 1989.

Warren B. Idsal            Vice President and                 53           Mr.  Idsal  joined  the  Company  and has
                           Chief Financial Officer                         served  in  his  current  position  since
                                                                           March 1,  1998.  Prior to  joining  UICI,
                                                                           Mr. Idsal served as Managing  Director of
                                                                           Principal  Financial   Securities,   Inc.
                                                                           since 1991.

Charles T. Prater          Vice President and                 47           Mr.   Prater   has   served   as  a  Vice
                           Chief Operating Officer -  OKC                  President  of the Company  since 1993 and
                           Division                                        as  a  Director  since  March  1996.  Mr.
                                                                           Prater has been Chief Operating Officer of
                                                                           the OKC Division since 1988.

Robert B. Vlach            Vice President, Secretary and      58           Mr.  Vlach  has  served  in  his  current
                           General Counsel                                 position since May 1990.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("NASDAQ") under the Symbol "UICI". The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on Nasdaq.


FISCAL YEAR ENDING DECEMBER 31, 1997                                                HIGH               LOW
                                                                                   ------             ------

1st Quarter.................................................................      $ 31 3/8            $22 7/8
2nd Quarter.................................................................        29 7/8             24
3rd Quarter.................................................................        31 5/8             27 5/8
4th Quarter.................................................................        35 7/8             29 9/16

FISCAL YEAR ENDING DECEMBER 31, 1998

1st Quarter.................................................................      $ 36 3/16           $30 3/4
2nd Quarter.................................................................        35 3/8             25 5/8
3rd Quarter.................................................................        27 7/8             12 13/16
4th Quarter.................................................................        24 1/2             12


         As of February 28, 1999, there were approximately 10,600 holders of record of Common Stock.

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

         In addition, dividends paid by the domestic insurance subsidiaries of the Company to the Company out of earned surplus in any year without prior approval of state regulatory authorities are limited by the laws and regulations of the state of domicile. Prior approval by state regulatory authorities is required for the payment of dividends by domestic insurance companies which exceed the limits set by the laws of the state of domicile. See Note K of the Notes to Consolidated Financial Statements included in this Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                     Year Ended December 31,
                                                           ----------------------------------------------------------------------
                                                              1998           1997           1996          1995           1994
                                                           ----------     ----------     ----------     ----------     ----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
INCOME STATEMENT DATA:
   Revenues..............................................  $1,179,903     $  955,829     $  730,593     $  641,074     $  522,946
   Benefits and expenses ................................   1,082,422        819,983        619,211        554,413        466,931
                                                           ----------     ----------     ----------     ----------     ----------
   Income before federal income taxes and
      minority interests ................................      97,481        135,846        111,382         86,661         56,015
   Federal income taxes .................................      30,235         43,396         36,190         29,040         18,399
   Minority interests ...................................       8,477          5,946          5,945          4,293          1,438
                                                           ----------     ----------     ----------     ----------     ----------
   Net Income............................................  $   58,769     $   86,504     $   69,247     $   53,328     $   36,178
                                                           ==========     ==========     ==========     ==========     ==========

   Diluted earnings per common share ....................  $     1.26     $     1.91     $     1.66     $     1.41     $     0.96

OPERATING RATIOS:
   Health Ratios:
      Loss ratio(1) .....................................          75%            63%            58%            58%            57%
      Expense ratio(2) ..................................          30%            30%            33%            33%            36%
                                                           ----------     ----------     ----------     ----------     ----------
      Combined health ratio .............................         105%            93%            91%            91%            93%
                                                           ==========     ==========     ==========     ==========     ==========
BALANCE SHEET DATA:
   Total investments and cash............................  $1,207,127     $1,076,876     $1,057,782     $  888,299     $  770,960
   Total assets .........................................   2,475,055      1,579,383      1,320,988      1,130,859      1,031,263
   Total policy liabilities .............................     916,754        871,292        807,324        787,905        778,676
   Total debt ...........................................      51,543         50,270         30,943         50,381         56,155
   Student loan credit facility .........................     669,026             --             --             --             --
   Stockholders' equity .................................     594,791        536,290        432,918        248,819        170,923
   Stockholders' equity per share(3) ....................  $    12.52     $    11.29     $     9.55     $     6.33     $     5.04

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

(3) Excludes the unrealized gains on available for sale securities which is reported in accumulated other comprehensive income as a separate component of stockholders' equity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claim liabilities and the ability of the Company and third party vendors to modify computer systems for the Year 2000 data conversion in a timely manner. The Credit Card segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses or changes in regulations for credit cards or credit card national banks. The Company has certain risks associated with the Educational Finance Group business. The changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division; the Student Insurance Division; the OKC Division; the Special Risk Division; and the National Motor Club Division; (ii) Financial Services which includes the businesses of the Credit Services Division, Educational Finance Group; and Insurdata; and (iii) Other Key Factors which includes investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, goodwill amortization, realized gains or losses on sale of investments and the AMLI operations. Net investment income is allocated to the Insurance segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

CONSOLIDATED RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

         Revenues. Revenues increased to $1,179.9 million in 1998 from $955.8 million in 1997, an increase of $224.1 million or 23%. The increase was a result of increases in premiums, other interest income, credit card fees and other fee income.

         Health premiums. Health premiums increased to $747.3 million in 1998 from $653.9 million in 1997, an increase of $93.4 million or 14%. The increase in health premiums for the year was primarily the result of increased premiums in the self employed market. The increase in the self employed market is due to increased sales of new health policies by the marketing organizations and due to discontinuing the coinsurance arrangement in 1996 for new business written by UGA.

         Life premiums and other considerations. Life premiums and other considerations were comparable in 1998 and 1997. This was a result of the sale of new life policies which was offset by the decrease in premiums and other considerations from closed blocks of life and annuity business.

         Investment income. Investment income decreased to $74.9 in 1998 from $78.0 million in 1997, a decrease of $3.1 million or 4%. The decrease is due to a decrease in investment yield.

         Other interest income. Other interest income increased to $41.9 million in 1998 from $6.2 million in 1997, an increase of $35.7 million. The increase was due to the investment income earned on student loans in 1998 and the increase in interest earned on credit card receivables.

         Credit card fees. Credit card fees increased to $112.9 million in 1998 from $48.1 million in 1997, an increase of $64.8 million. The increase is due to the growth in new sales from a program started in 1997.

         Other fee income. Other fee income increased to $111.1 million in 1998 from $70.3 million in 1997, an increase of $40.8 million. The increase is due to the increase in revenue from Educational Finance Group and reporting a full year of operations from National Motor Club.

         Other income. Other income decreased to $37.5 million in 1998 from $45.9 million in 1997, a decrease of $8.4 million or 18%. The decrease is attributed to the disposition of business units that were sold in 1998 which was partially offset by the $9.7 million gain on sale of assets of a business.

         Gains on sale of investments. The Company recognized gains on sale of investments of $4.9 million in 1998 compared to $4.0 million in 1997. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, the net unrealized investment gains on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $13.4 million at December 31, 1998 compared to $14.3 million at December 31, 1997.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $586.0 million in 1998 from $449.7 million in 1997, an increase of $136.3 million, or 30%. The increase was primarily due to the growth in premium volume and a higher loss ratio in the SEA Division.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $275.8 million in 1998 from $253.4 million in 1997, an increase of $22.4 million or 9%. The increase was primarily due to the growth in premium volume.

         Other expenses. Other expenses increased to $123.3 million in 1998 from $100.5 million in 1997, an increase of $22.8 million or 23%. The increase is primarily due to the costs associated with the operations of the Credit Services Division and Educational Finance Group.

         Provision for doubtful accounts. Provision for doubtful accounts increased to $75.0 million in 1998 from $13.5 million in 1997, an increase of $61.5 million. The increase is attributed to the growth in the Credit Services Division.

         Income before federal income taxes and minority interests ("operating income"). Operating income decreased to $97 million in 1998 from $136 million in 1997, a decrease of $39 million or 29%. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                          Year Ended December 31,
                                       -----------------------------
                                            1998            1997
                                       ------------     ------------
                                           (Dollars in thousands)
Insurance:
   Self Employed Agency ...........    $     (4,765)    $     47,552
   Student Insurance ..............           6,089           15,540
   OKC Division ...................          20,436           18,880
   Special Risk ...................           5,805            7,988
   National Motor Club ............           5,099            2,024
                                       ------------     ------------
                                             32,664           91,984

Financial Services:
   Credit Services ................          46,295           20,543
   Educational Finance Group ......          (1,339)           2,020
   Insurdata ......................           3,277            2,637
   Other Business Units ...........             441           (5,844)
                                       ------------     ------------
                                             48,674           19,356

Other Key Factors .................          16,143           24,506
                                       ------------     ------------
                                       $     97,481     $    135,846
                                       ============     ============

         Self Employed Agency Division ("SEA"). The SEA Division reported a loss of $4.8 million in 1998 compared to income of $47.6 million in 1997. The lower earnings of SEA are the result of the losses on certain managed care products and adjustments in the estimates of claim reserves based on an analysis completed in 1998.

         The losses on the managed care products are primarily the result of the losses from a specific PPO insurance product, for which marketing of new policies was discontinued in the first quarter of 1998. The operating losses for the managed care products were a continuation of the problems recognized in the fourth quarter of 1997 while the traditional indemnity products continued to produce acceptable profits. The losses were due to higher loss ratios on those managed care products and a slower than anticipated implementation of rate increases on the managed care products. The Company also encouraged current inforce policyholders to raise their deductibles and co-payment amounts.

         The Company implemented a substantial rate increase on these PPO policies beginning in April 1998 which was completed in October 1998. A new round of rate increases was also started in October. The marketing organizations have also been successful in directing a larger portion of new sales to the traditional indemnity products in which the Company has not experienced the pricing problems and higher claims volume it has had with the PPO products.

         The claim reserving method employed by the previous administrator of a portion of SEA's insurance business was not comparable to the traditional reserving methods employed by the Company for its other self employed health insurance. While both reserving methods are acceptable for statutory and GAAP reporting, the Company's method is the more conservative of the two methods. The decision to conform the two methods at a time when a continuing evaluation of rates and rate changes was critical in managing the block to profitability. Conforming the two methods resulted in an increase in the claim reserves of $12 million in March 1998.

         Revenue for the SEA Division increased to $610.1 million for the year ended in 1998 from $538.3 million in 1997, an increase of 13%. The increase in revenues is the result of an increase in the proportion of direct business compared to coinsured business. New sales in 1998 were lower than 1997 as a result of fewer PPO products being sold. Profit margins on newly introduced PPO products are proving to be substantially improved.

         Student Insurance. The Student Insurance Division reported income of $6.1 million in 1998 compared to $15.5 million in 1997. The reduced earnings reflect lower margins resulting from aggressive pricing in response to increased price competition and the impact of regulatory and compliance issues, particularly in the university health insurance market. Profit margins in this Division are expected to provide an adequate return on investment. However, margins are not expected to return to pre-1998 levels. Revenue for the Student Insurance Division increased to $111.0 million in 1998 from $97.6 million in 1997, an increase of 14%.

         OKC Division. Operating income for the OKC Division increased to $20.4 million for the year ended in 1998 from $18.9 million in 1997, an increase of 8%. The earnings of this Division continued to increase while the capital invested in this Division decreased. The reduced capital is attributable to the fact that no major purchases of closed blocks of life insurance policies were made during the last two years. The increased earnings are the result of the development and marketing of new products and continuing efforts to realize more profits from the closed blocks of policies. Revenue for the OKC Division decreased to $98.8 million in 1998 from $100.5 million in 1997, a decrease of 2%. The decrease in revenue is the result of lower revenues on the closed blocks of life policies.

         Special Risk Division. Operating income for the Special Risk Division decreased to $5.8 million for the year in 1998 from $8.0 million in 1997. Included in 1997 is a gain of $2.7 million from the sale of a discontinued Health Care Solutions company. Revenue for the Special Risk Division was $66.8 million in 1998 compared to $56.1 million in 1997, an increase of 19%. The major operations of this Division were acquired in the second and third quarter of 1997.

         National Motor Club. Operating income for the National Motor Club was $5.1 million in 1998 compared to $2.0 million in 1997. The National Motor Club was acquired by the Company in the third quarter of 1997. Revenue for the twelve months ended December 31, 1998 was $27.3 million compared to $10.3 million for the five months ended December 31, 1997.

         Credit Services. Operating income for Credit Services increased to $46.3 million in 1998 from $20.5 million in 1997. Revenue for Credit Services increased to $123.2 million in 1998 from $50.3 million in 1997, an increase of 145%. The increase is primarily due to growth in new sales from a program started in 1997. The program was monitored in its early stages to fine tune the marketing program and evaluate the risk through actual performance of the credit cards. This growth resulted in the number of accounts increasing to 776,000 at December 31, 1998 from 252,000 at December 31, 1997. Of the accounts added during 1998 under the new program, 67% were added during the last four months. During this time, the net managed credit card receivables increased to $233.4 million from $95.5 million. A substantial portion of the increased receivables was financed through a securitization of $60 million of receivables in December 1998 and a growth in time deposits to $98.9 million at December 31, 1998 from $7.6 million at December 31, 1997.

         Educational Finance Group ("EFG"). EFG reported an operating loss of $1.3 million in 1998 compared to income of $2.0 million in 1997. Revenue for EFG increased to $57.2 million in 1998 from $8.0 million in 1997.

         In 1998, there was a radical change in the business of EFG as it evolved from a marketing company to an originator, holder, and servicer of student loans. Student loans increased to $670.4 million at December 31, 1998 from $11.3 million at December 31, 1997. With this change, EFG also had to establish funding sources for the student loans. The first facility was entered into in March 1998 and subsequently increased to $750 million.

         In December 1998, EFG completed a $550 million Variable Rate Note ("VRN") facility which replaced $550 million of the $750 million repo facility. The advantage of the VRN is 97% of the notes are rated AAA, with the remainder rated BBB, by both Standard and Poor's and Moody's. These high quality credit ratings greatly enhance the marketability of the notes. The balance of the $750 million repo facility, or $200 million remains in place. EFG continues to explore additional funding facilities which will provide the short term, intermediate, and long term funding for the student loans which will be originated.

         Insurdata. Insurdata reported operating income of $3.3 million in 1998 compared to $2.6 million in 1997. The operating income in 1998 was reduced by approximately $740,000 of expenses incurred in preparation of an initial public offering of equity securities. This offering will not be completed in the foreseeable future. Revenue for Insurdata increased to $41.2 million in 1998 from $25.1 million in 1997, an increase of 64%. Insurdata revenue from other divisions of the Company were $21.1 million and $10.4 million in 1998 and 1997, respectively.

         Other Business Units. In the past, Other Business Units have primarily been HealthCare Solutions companies. Over the past 18 months most companies in this category have been sold or closed down, with the exception of Insurdata. For 1998, the Company reported net income of $441,000 which included two business units which were sold in 1998, one resulted in a gain of $9.7 million from the sale of the assets of the business, the other had a loss from operations of $10.5 million.

         Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for other key factors decreased to $16.1 million in 1998 from $24.5 million in 1997. The decrease in 1998 is mainly attributed to an increase in amortization of goodwill of $3.4 million and a decrease of $4.4 million in investment income on equity. The decrease in investment income on equity is attributed to a decrease in investment yield.

CONSOLIDATED RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

         Revenues. Revenues increased to $955.8 million in 1997 from $730.6 million in 1996, an increase of $225.2 million, or 31%. The increase is mainly attributed to an increase in premiums and the growth in the other revenue categories.

         Health premiums. Health premiums increased to $653.9 million in 1997 from $501.2 million in 1996, an increase of $152.7 million, or 30%. The increase in health premiums for the year was the result of increased premiums in the SEA and Special Risk divisions. The increase in SEA is due to increased sales of new health policies by the marketing organizations and due to discontinuing the coinsurance arrangement in 1996 for new business written by UGA. The increase in Special Risk premiums is due to the acquisition of a managing general underwriter and the assumption of a block of business in 1997. In 1997, the coinsurance percentage on both in force and new health insurance policies issued by AEGON increased to 60% from 57.5% in 1996.

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

         Investment income. Investment income increased to $78.0 million in 1997 from $63.4 million in 1996, an increase of $14.6 million, or 23%. The increase was due to an increase in invested assets and yield on invested assets. Invested assets increased to $1,060.9 million at December 31, 1997 from $1,032.4 million at December 31, 1996.

         Other interest income. Other interest income decreased to $6.2 million in 1997 from $8.0 million in 1996. The decrease is due to a decrease in net yield from the Credit Services Division assets.

         Credit card fees. Credit card fees increased to $48.1 million in 1997 from $38.6 million in 1996, an increase of $9.5 million. The increase related primarily to increase in fees from Credit Services Division.

         Other fee income. Other fee income increased to $70.3 million in 1997 from $46.9 million in 1996, an increase of $23.4 million or 50%. The increase related primarily from companies acquired in 1995 and administrative fees from the administrative operations acquired from AEGON on April 1, 1996.

         Other income. Other income increased to $45.9 million in 1997 from $25.4 million in 1996, an increase of $20.5 or 81%. The increase is due to the HealthCare Solutions Companies acquired in 1995 and 1996 and the AMLI operations acquired in 1996.

         Gains on sale of investments. The Company recognized gains on sale of investments of $4.0 million in 1997 compared to $652,000 in 1996. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. In addition, due primarily to decreasing long-term interest rates in 1997, the net unrealized investment gains on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes and minority interests, was $14.3 million at December 31, 1997 compared to $2.2 million at December 31, 1996.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses increased to $449.7 million in 1997 from $335.9 million in 1996, an increase of $113.8 million, or 34%. The increase was primarily due to the growth in premium volume and a higher loss ratio in the Health Insurance segment.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $253.4 million in 1997 from $206.9 million in 1996, an increase of $46.5 million, or 23%. The increase was primarily due to the growth in premium volume.

         Other expenses. Other expenses increased to $100.5 million in 1997 from $57.6 million in 1996, an increase of $42.9 million or 74%. The increase is due to costs associated with the operations of the Credit Services Division and businesses acquired in the third quarter of 1996 and the first half of 1997.

         Provision for doubtful accounts. Provision for doubtful accounts remained comparable in 1997 when compared to 1996.

         Income before federal income taxes and minority interests ("operating income"). Operating income increased to $135.8 million in 1997 from $111.4 million in 1996, an increase of $24.4 million, or 22%. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                           Year Ended December 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------     --------
                                                           (Dollars in thousands)
Income (loss) before federal income taxes
Insurance:
   Self Employed Agency ...............................   $  47,552    $  57,872
   Student Insurance ..................................      15,540       14,404
   OKC Division .......................................      18,880       16,117
   Special Risk .......................................       7,988        1,205
   National Motor Club ................................       2,024           --
                                                          ---------    ---------
                                                             91,984       89,598

Financial Services:
   Credit Services ....................................      20,543       15,190
   Educational Finance Group ..........................       2,020           --
   Insurdata ..........................................       2,637         (483)
   Other Business Units ...............................      (5,844)      (4,301)
                                                          ---------    ---------
                                                             19,356       10,406
                                                          ---------    ---------
Other Key Factors .....................................      24,506       11,378
                                                          ---------    ---------
                                                          $ 135,846    $ 111,382
                                                          =========    =========

         Self Employed Agency Division ("SEA"). The SEA Division reported income of $47.6 million in 1997 compared to income of $57.9 million in 1996. Revenue for the SEA Division increased to $538.3 million in 1997 from $429.7 million in 1996, an increase of 25%. The decrease in earnings is the result of the continued decrease in margins which was somewhat offset by increased premium volumes. The combined ratio for 1997 was 93% compared to 91% in 1996.

         Student Insurance. The Student Insurance Division reported income of $15.5 million for the year in 1997 compared to $14.4 million in 1996. The $1.1 million increase is attributed to increased premium volumes. Revenue for the Student Insurance Division increased to $97.6 million in 1997 from $94.5 million in 1996, an increase of 3%.

         OKC Division. Operating income for the OKC Division increased to $18.9 million for the year ended in 1997 from $16.1 million in 1996, a 17% increase. The increase related primarily to a decrease in agency expenses, the continued growth from the sale of new life policies, and the recognition of the Company's share of the profits on a closed block of business. Revenue for the OKC Division decreased to $100.5 million in 1997 from $102.5 million in 1996, a decrease of 2%. The decrease in revenue is the result of lower revenues on the closed blocks of life policies.

         Special Risk. Operating income for Special Risk Division increased to $8.0 million in 1997 from $1.2 million in 1996. The major operations of this Division were acquired during the second and third quarter of 1997. In 1997, the Company purchased a block of special risk coverages with annualized premiums approximating $50.0 million net of reinsurance. Net collected premiums on this block were $35.0 million in 1997. Included in 1997 is a $2.7 million gain from the sale of a discontinued HealthCare Solutions company.

         National Motor Club. Operating income for National Motor Club was $2.0 million in 1997. National Motor Club was acquired by the Company in the third quarter of 1997.

         Credit Services. Operating income for the Credit Services business increased to $20.5 million in 1997 from $15.2 million in 1996, an increase of $5.3 million or 35%. Revenue for Credit Services increased to $50.3 million in 1997 from $39.7 million in 1996, an increase of 27%. The increase in operating income and revenue is primarily due to the continued growth in new sales which increases revenue and operating income and better performance by the credit card portfolio.

         Educational Finance Group. EFG reported revenue of $8.0 million and income of $2.0 million in 1997. EFG was acquired during the second quarter of 1997.

         Insurdata. Operating income for Insurdata was $2.6 million in 1997 compared to a loss of $483,000 in 1996. The loss in 1996 is attributed to two entities that had losses of $2.3 that had previously been reported in other business units. Revenue for Insurdata increased to $25.1 million in 1997 from $12.7 million in 1996, an increase of 98%. A majority of the increase in revenue and operating income was due to Insurdata's contract to provide services to the SEA and Student Insurance Divisions.

         Other Business Units. Other business units consist of the HealthCare Solutions companies most of which were disposed of or merged into other business units with the exception of Insurdata.

         Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for other key factors was $24.5 million in 1997 compared to $11.4 million in 1996. The increase was primarily due to reporting a full year's operations for AMLI in 1997 compared to 1996 and to an increase in investment income not allocated to the other segments and an increase in realized gains on the sale of investments from $652,000 in 1996 to $4.0 million in 1997.

QUARTERLY RESULTS. The following table sets forth consolidated results of operations for each of the Company's fiscal quarters in 1998 and 1997. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     QUARTER ENDED
                           ---------------------------------------------------------------------------------------------

                            Dec. 31,    Sept. 30    June 30,   March 31,    Dec. 31,   Sept. 30,    June 30,   March 31,
                              1998        1998        1998       1998         1997       1997        1997        1997
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                      (In thousands except per share amounts)

Total revenues .........   $ 312,789   $ 288,532   $ 300,771   $ 277,811   $ 300,529   $ 230,865   $ 224,182   $ 200,253

Income before federal
income taxes and
minority interests .....      36,860      22,362      22,676      15,583      36,058      35,370      32,819      31,599

Net income .............      22,623      13,531      14,458       8,157      22,654      22,614      20,944      20,292

Diluted earnings
per common share .......   $    0.48   $    0.29   $    0.31   $    0.18   $    0.50   $    0.50   $    0.46   $    0.45

         Computation of earnings per share for each quarter are made independently of earnings per share for the year. The lower earnings of the first quarter of 1998 are the results of the SEA Division reporting losses on certain managed care products. Included in the first quarter of 1998 is a $2.3 million gain from the sale of certain assets of an ATM processing company in February 1998. The $2.3 million gain was reported in the Other Business Units segment and was partially offset by $2.5 million in operating losses from a company that was disposed of in the third quarter of 1998. During the second quarter, a dispute arose among the Company and its Chairman on one side and the minority shareholder of one of the Company's subsidiaries on the other, as to the contract interpretation and the distribution of the proceeds from the sale of the assets of this subsidiary. A liquidator was appointed to rule on the proper distribution based upon the interpretation of the agreement among the Company, its Chairman, and the minority shareholder. The liquidator ruled that the proceeds should be distributed differently than had previously been determined by the Company. Accordingly, the Company recorded its additional portion of the gain of $7.4 million in the second quarter of 1998 based on that ruling. Although by interlocutory appeal the court of appeals divested the liquidator of his authority, the trial court ultimately endorsed the liquidator's ruling. The additional $7.4 million gain was reported in the Other Business Units segment. The second quarter included $8.0 million in operating losses from a company that was disposed of in the third quarter of 1998. The higher earnings of the fourth quarter of 1998 are the result of the SEA Division returning to profitability and the Credit Services Division reporting significant growth in sales and profits from a program started in 1997.

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

INCOME TAXES

         The Company's effective tax rate was 31.0% for 1998 compared to 31.9% for 1997 and 32.5% in 1996. The 1998, 1997, and 1996 effective rate varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company and the change in the valuation allowance related to deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash for the Company are premium revenues from policies issued, investment income, fees and other income deposits to fund the credit card receivables, and borrowings to fund the student loans. The primary uses of cash are payments for benefits, claims and commissions under those policies, operating expenses and the funding of the credit card receivables and student loans. Net cash provided from operations totaled approximately $140 million in 1998, $146 in 1997, and $126 million in 1996. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of their pro rata share of future benefits and claims.

         The Company's invested assets increased to $1.2 billion at December 31, 1998 from $1.1 billion at December 31, 1997, an increase of $100 million. The primary sources for the asset growth were borrowings, deposits, and the cash provided by current year operations. The sources were partially offset by the withdrawals, net of deposits, from investment products.

         The growth in the credit card receivables not securitized from $54 million at December 31, 1997 to $136 million at December 31, 1998 has been funded using time deposits at UCNB which increased from $8 million at December 31, 1997 to $99 million at December 31, 1998. The growth in the student loans from $11 million at December 31, 1997 to $670 million at December 31, 1998 has been funded using the proceeds from the student loan credit facility which had a balance of $669 million at December 31, 1998. The overfunding relates to accrued interest and premium on loans purchased during the year.

         In June 1994, the Company issued its 8.75% Senior Notes Payable due June 2004 ("8.75% Senior Notes") in the aggregate amount of $27.7 million. Interest on the 8.75% Senior Notes is paid semi-annually. The notes require principal repayments starting June 1, 1998 and on each June 1 thereafter in the amount of $4.0 million each until repaid.

         In December 1998, the Company obtained a $50 million unsecured line of credit from a bank. The line of credit matures in December 1999 and bears interest at LIBOR plus 0.75%. At December 31, 1998, the Company had borrowed $25 million under the line of credit. A portion of the funds were used to repay the AEGON revolving credit note.

         In 1998, the Company borrowed $12.0 million on its AEGON revolving credit note. The funds were used to fund the student loan credit facility. The Company had no outstanding balance on its revolving credit note with AEGON at December 31, 1998. The note has a maximum line of credit of $12.0 million through August 1, 2002 and bears interest at prime plus 0.875%.

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

         During 1997, the Company acquired four companies and certain assets for $88.3 million in cash. Total fair value of assets acquired were $112.1 million and total fair value of liabilities assumed were $23.8 million.

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

         During October 1995, the Company acquired the majority interest in Insurdata. The acquisition was funded with cash and the issuance of promissory notes to the former stockholders in the amount of $12.0 million, which were repaid in January 1996. Effective December 31, 1996, the Company acquired the remaining interest of Insurdata, based on a predetermined formula price of $15.1 million.

         The Company securitized $60.0 million, $30.0 million and $29.0 million of credit card loans in 1998, 1997 and 1996, respectively of asset backed securities in which the Company purchased participating interests totaling $6.0 million, $3.0 million and $2.9 million in 1998, 1997 and 1996, respectively.

         In September 1996, the Company entered into three separate stock purchase agreements to sell its three dental benefit companies. The Company completed one sale in October 1996 and the other two in 1997, for a gain of $2.0 million and $4.7 million, respectively. The operations of the dental benefit companies were not material to the operations of the Company.

         The Company has commitments to fund the unused credit limits on credit card loans. At December 31, 1998, the outstanding commitment was $31.0 million.

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

         Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters" and Note K to the Audited Consolidated Financial Statements.

         The OCC imposes certain capital adequacy requirements on the Company's national credit card bank subsidiary. The capital adequacy is measured by the method prescribed by the OCC in its rules and regulations for maintaining capital adequacy. The Company has established a conservative capital policy which exceeds the requirements of the regulatory authorities. Dividends paid by the national credit card banks are also limited under agreements with the OCC.

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

         Shown below are the Company's investments by category:

                                                        December 31, 1998         December 31, 1997
                                                     -----------------------    -----------------------
                                                                  % of Total                  % of Total
                                                      Carrying     Carrying      Carrying     Carrying
                                                       Amount        Value        Amount        Value
                                                     ----------   ----------    ----------   ----------
                                                                   (Dollars in thousands)
   Securities available for sale--
     Fixed maturities, at fair value
       (cost:  1998--$865,589; 1997--$811,757) ...   $  886,406         74.5%   $  831,460         78.4%
     Equity securities, at fair value
       (cost:  1998--$18,521; 1997--$12,302) .....       18,764          1.6        14,555          1.4
   Mortgage and collateral loans .................        8,266          0.7        19,523          1.8
   Policy loans ..................................       21,332          1.7        22,173          2.1
   Investment in unconsolidated subsidiary .......       45,843          3.9        28,879          2.7
   Short-term investments ........................      209,616         17.6       144,354         13.6
                                                     ----------   ----------    ----------   ----------
     Total investments ...........................   $1,190,227        100.0%   $1,060,944        100.0%
                                                     ==========   ==========    ==========   ==========

         Investment accounting policies. The Company has classified its entire fixed maturity portfolio as "available for sale" which requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes and minority interests, reported in accumulated other comprehensive income as a separate component of stockholders' equity. As a result, fluctuations in interest rates will result in increases or decreases to the Company's stockholders' equity.

         Fixed maturity securities. Fixed maturity securities accounted for 74.5% of the Company's total investments at December 31, 1998. Fixed maturity securities consisted of the following:

                                                                   December 31, 1998
                                                               ------------------------
                                                                             % of Total
                                                                Carrying      Carrying
                                                                 Value          Value
                                                               ----------    ----------
                                                                 (Dollars in thousands)

U.S. Treasury and U.S. Government agency obligations .......   $   59,710           6.7%
Corporate bonds ............................................      558,514          63.0
Mortgage-backed securities issued by U.S. ..................
  Government agencies and authorities ......................       50,026           5.7
Other mortgage and asset backed securities .................      218,156          24.6
                                                               ----------    ----------
                                                               $  886,406         100.0%
                                                               ==========    ==========

         Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities which are rated investment grade by the public rating agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% invested in the more volatile tranches.

         As of December 31, 1998, $845.6 million or 95.4% of the fixed maturity securities portfolio was rated BBB or better (investment grade) and only $40.8 million or 4.6% of the fixed maturity securities portfolio was invested in below investment grade securities (less than BBB). A quality distribution for fixed maturity securities is as follows:

                                     December 31, 1998
                                 ------------------------
                                               % of Total
                                   Carrying     Carrying
                                     Value        Value
                                 ----------    ----------
             Rating                (Dollars in thousands)
U.S. Governments and AAA .....   $  258,706          29.2%
AA ...........................       84,300           9.5
A ............................      261,757          29.5
BBB ..........................      243,036          27.4
Less than BBB ................       38,607           4.4
                                 ----------    ----------
                                 $  886,406         100.0%
                                 ==========    ==========

INFLATION

         Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under the major hospital insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under the catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit, a maximum lifetime benefit per accident or sickness. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under major hospital coverage. As a result, trends in health care costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice and subject to regulatory approval in most cases.

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

YEAR 2000 READINESS

STATE OF READINESS. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computers programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium notices, process credit cards or student loans or engage in similar normal business activities. As a result, the Company has implemented a project intended to ensure that hardware and software systems operated or licensed in the Company's business are designed to operate and properly manage dates beyond December 31, 1999 ("Year 2000 Ready"). The Year 2000 project has assessed the Company's information technology and operating systems ("IT Systems") and is assessing non-information technology systems, including embedded technology, relating to, among other systems, security systems, elevator systems and heating, ventilating and air conditioning systems ("Non-IT Systems"). The Year 2000 project consists of five phases: (i) awareness, (ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation and (v) creation of contingency plans in the event of Year 2000 failures.

         IT Systems. The Company has completed the first two phases of the Year 2000 project for all of its IT Systems. The Company has completed the analysis, design and remediation phase for substantially all of its IT Systems. The Company plans to complete the remediation of substantially all of its mission critical IT systems by mid-second quarter of 1999 and the testing and validation of all of its IT Systems by mid-third quarter of 1999.

         Non-IT Systems. The Company believes that Year 2000 non-readiness of its own Non-IT Systems would not have a material adverse effect on the Company's business or operations. Accordingly, the Company has primarily focused its efforts on its IT Systems.

         Readiness of Third Parties. The Company relies on hardware and software of third parties as material components of its IT Systems, including network access between the Company's data center and credit card transaction processors. As part of the Year 2000 project, the Company is testing such software, hardware and interfaces for Year 2000 and has determined that some of the software, hardware and interfaces are not Year 2000 ready. In addition, the Company is polling the third parties who provide software, hardware or data to the Company regarding each of such third party's Year 2000 readiness plan and state of readiness. The Company is requesting written responses from such third parties that their software, hardware and data is, or will be on a timely basis, Year 2000 ready.

         The Company provides services to third parties. If a Year 2000 problem caused the interruption of such services to those customers, such interruption could have a material adverse effect on the Company's business and the Company could incur liability as a result.

YEAR 2000 COSTS. The Company expects to incur internal labor costs, as well as other expenses, in its Year 2000 project. The Company's total estimated cost of the project is approximately $10.5 million of which approximately $6.2 million, cumulatively, was incurred as of December 31, 1998 and $5.2 million was incurred during 1998. Future costs of the Year 2000 project will primarily result from the re-deployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. Costs associated with the Year 2000 project are expensed as incurred and are paid from operating cash flows.

RISKS OF YEAR 2000 NON-READINESS AND CONTINGENCY PLANS. The economy in general, and the insurance industry in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or licenses to third parties, or systems that are operated by other parties (e.g., utilities, telecommunications service providers, data providers, associates, credit card transaction processors) with which the Company's systems interface, are not Year 2000 Ready in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 Ready. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

         The Company has not had any material processing disruptions to date that were caused by Year 2000 issues. Internal testing provides the Company with a level of confidence that in a most reasonably likely worse case scenario these systems will not cause a material disruption on a forward-looking basis. A most reasonably likely worst case scenario would anticipate that it is possible that potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims, update customers' accounts, bill customers, calculate financial and actuarial data, and report accurate data to management, shareholders, customers and regulators. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company expects to complete the process of identifying contingency plans by June 30, 1999.

         The expected costs of the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties, the success in becoming Year 2000 Ready of third parties whose software and hardware systems interface with the Company, the outcome of possible Year 2000 litigation involving the Company and similar uncertainties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company will be required to adopt the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are required to be accrued in the period in which they have been incurred. The effects of initially adopting SOP 97-3 will be recorded as the cumulative effective of a change in accounting principle. The Company has not determined the impact that the adoption of SOP 97-3 will have on its financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

         The primary market risk to the Company's investment portfolio is interest rate risk associated with investments and the amount of interest that policyholders expect to have credited to their policies. The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The Company's investment portfolio consists mainly of high quality, liquid securities that provide current investment returns. The Company believes that the annuity and universal life-type policies are generally competitive with those offered by other insurance companies of similar size. The Company does not anticipate significant changes in the primary market risk exposures or in how those exposures are managed in the future reporting periods based upon what is known or expected to be in effect in future reporting periods.

         Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the interest earned uses the 91-day T-bill as the base rate while the base rate on the credit facilities is LIBOR.

         The Credit Card Division's operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest earned on the credit cards and the amount of the interest paid on the time deposits. The maturity of the time deposits is less than one year. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

         Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. "Near term" is defined as a period of time going forward up to one year from the date of the consolidated financial statements.

         In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. For invested assets, duration modeling is used to calculate changes in fair values. Duration on invested assets is adjusted to call, put and interest rate reset features.

         The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $41 million based on a 100 basis point increase in interest rates as of December 31, 1998. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

         The Company has not used derivative financial instruments in managing its market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

         For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         See the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the Company's Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                                                                                   Page
                                                                                                                   ----
Independent Auditors' Report on Financial Statements and Financial
    Statement Schedules.......................................................................................     F-2
Consolidated Balance Sheets--December 31, 1998 and 1997.......................................................     F-3
Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996..............................     F-4
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998,
    1997, and 1996............................................................................................     F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997,
    and 1996 .................................................................................................     F-6
Notes to Consolidated Financial Statements....................................................................     F-7

    (a) 2.   Financial Statement Schedules

Schedule II  --     Condensed Financial Information of Registrant
                        December 31, 1998, 1997, and 1996:
                        UICI (Parent Company).................................................................     F-37
Schedule III --     Supplementary Insurance Information.......................................................     F-40
Schedule IV  --     Reinsurance...............................................................................     F-42
Schedule V   --     Valuation and Qualifying Accounts.........................................................     F-43

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

     (a) 3. Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 42.

    (b) Reports on Form 8-K

    None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          UICI
                                                      ------------
                                                      (Registrant)

Date March 30, 1999                          By  /s/Gregory T. Mutz
     --------------                            ------------------------------
                                             Gregory T. Mutz, President and
                                                  Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Ronald L. Jensen                               Date     March 30, 1999
---------------------------------------                 --------------------
Ronald L. Jensen, Chairman of the Board
    and Director


/s/Gregory T. Mutz                                Date     March 30, 1999
---------------------------------------                 --------------------
Gregory T. Mutz, President, Chief
    Executive Officer and Director


/s/Vernon R. Woelke                               Date     March 30, 1999
---------------------------------------                 --------------------
Vernon R. Woelke, Vice President,
    Treasurer, Principal Financial and
    Accounting Officer and Director


/s/Richard J. Estell                              Date     March 30, 1999
---------------------------------------                 --------------------
Richard J. Estell, Director and
    Executive Vice President


/s/Richard T. Mockler                             Date     March 30, 1999
---------------------------------------                 --------------------
Richard T. Mockler, Director

Exhibit                                                                              Page
Number                       Description of Exhibit                                  Number
------                       ----------------------                                  ------

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

3.2(A) Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Form 10Q dated March 31, 1998, filed on May 14, 1998, File
           No. 0-14320, and incorporated by reference herein.

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

21         Subsidiaries of UICI

23         Consent of Independent Auditors

27         Financial Data Schedule


                          NOTE FOR READERS OF FORM 10-K

         This copy of the Annual Report on Form 10-K only includes a copy of
Exhibit 21. UICI will provide a copy of any exhibit upon written request. All requests should be mailed to the address on Page 1 or to www.ir@uici.net

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)


                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS


                          YEAR ENDED DECEMBER 31, 1998



                                      UICI

                                       AND

                                  SUBSIDIARIES

                                  DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
UICI

We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP

Dallas, Texas
March 12, 1999

                              UICI AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                      December 31
                                                               -----------------------
ASSETS                                                            1998         1997
                                                               ----------   ----------
    Investments
      Securities available for sale--
         Fixed maturities, at fair value
         (cost: 1998--$865,589 1997--$811,757) .............   $  886,406   $  831,460
         Equity securities, at fair value
         (cost: 1998--$18,521; 1997--$12,302) ..............       18,764       14,555
      Mortgage and collateral loans ........................        8,266       19,523
      Policy loans .........................................       21,332       22,173
      Investment in unconsolidated subsidiary ..............       45,843       28,879
      Short-term investments ...............................      209,616      144,354
                                                               ----------   ----------
         Total Investments .................................    1,190,227    1,060,944
    Student loans ..........................................      670,429       11,254
    Credit card loans ......................................      136,280       54,068
    Cash ...................................................       16,900       15,932
    Agents' receivables ....................................       11,249       13,662
    Reinsurance receivables ................................       89,566       78,696
    Receivables from related parties .......................       14,069       17,105
    Due premiums and other receivables .....................       39,675       49,217
    Investment income due and accrued ......................       41,022       14,063
    Deferred acquisition costs .............................       93,008       99,611
    Goodwill ...............................................      108,346      111,067
    Property and equipment, net ............................       51,938       46,634
    Other ..................................................       12,346        7,130
                                                               ----------   ----------
                                                               $2,475,055   $1,579,383
                                                               ==========   ==========

LIABILITIES
    Policy liabilities:
      Future policy and contract benefits ..................   $  468,297   $  487,024
      Claims ...............................................      317,298      258,821
      Unearned premiums ....................................      110,569      105,696
      Other policy liabilities .............................       20,590       19,751
    Federal income taxes ...................................       34,369       19,891
    Other liabilities ......................................       91,133       78,770
    Notes payable to related parties .......................          497       10,609
    Time deposits ..........................................       98,913        7,596
    Short-term debt ........................................       29,778        9,643
    Long-term debt .........................................       21,268       30,018
    Student loan credit facility ...........................      669,026           --
                                                               ----------   ----------
                                                                1,861,738    1,027,819

MINORITY INTERESTS .........................................       18,526       15,274

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, par value $0.01 per share--authorized
      50,000,000 shares; issued and outstanding 46,428,941
      shares in 1998 and 46,229,507 shares in 1997 .........          464          462
    Preferred stock, par value $0.01 per share--authorized
      10,000,000 shares; no shares issued and outstanding
      in 1998 and 1997 .....................................           --           --
    Additional paid-in capital .............................      166,489      165,891
    Accumulated other comprehensive income:
      Net unrealized investment gains ......................       13,412       14,280
    Retained earnings ......................................      414,426      355,657
                                                               ----------   ----------
                                                                  594,791      536,290
                                                               ----------   ----------
                                                               $2,475,055   $1,579,383
                                                               ==========   ==========

                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except share amounts)


                                                                      Year Ended December 31
                                                               ------------------------------------
                                                                  1998         1997         1996
                                                               ----------   ----------   ----------

REVENUE
     Premiums:
        Health .............................................   $  747,275   $  653,906   $  501,185
        Life premiums and other considerations .............       49,347       49,434       46,570
                                                               ----------   ----------   ----------
                                                                  796,622      703,340      547,755
     Investment income .....................................       74,892       77,971       63,352
     Other interest income .................................       41,927        6,203        7,993
     Credit card fees ......................................      112,867       48,070       38,591
     Other fee income ......................................      111,138       70,295       46,870
     Other income ..........................................       37,545       45,936       25,380
     Gains on sale of investments ..........................        4,912        4,014          652
                                                               ----------   ----------   ----------
                                                                1,179,903      955,829      730,593

BENEFITS AND EXPENSES
     Benefits, claims, and settlement expenses .............      586,035      449,657      335,895
     Underwriting, acquisition, and insurance expenses .....      275,836      253,432      206,914
     Other expenses ........................................      123,284      100,508       57,648
     Provision for doubtful accounts .......................       74,984       13,529       16,240
     Interest expense ......................................        3,059        2,857        2,514
     Interest expense--student loan credit facility ........       19,224           --           --
                                                               ----------   ----------   ----------
                                                                1,082,422      819,983      619,211
                                                               ----------   ----------   ----------

             INCOME BEFORE FEDERAL
             INCOME TAXES AND MINORITY
             INTERESTS .....................................       97,481      135,846      111,382
Federal income taxes .......................................       30,235       43,396       36,190
                                                               ----------   ----------   ----------
             INCOME BEFORE
             MINORITY INTERESTS ............................       67,246       92,450       75,192
Minority Interests .........................................        8,477        5,946        5,945
                                                               ----------   ----------   ----------
             NET INCOME ....................................   $   58,769   $   86,504   $   69,247
                                                               ==========   ==========   ==========


             Basic Earnings Per Common Share ...............   $     1.27   $     1.91   $     1.66
                                                               ==========   ==========   ==========

             Diluted Earnings Per Common Share .............   $     1.26   $     1.91   $     1.66
                                                               ==========   ==========   ==========

                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                      Accumulated
                                                        Other
                                                     Comprehensive     Retained     Common      Paid-In
                                                        Income         Earnings      Stock       Capital        Total
                                                     -------------    -----------   ------      ---------     ---------

Balance at January 1, 1996...........................  $   6,789      $   191,094    $ 382      $  50,554     $ 248,819
Comprehensive income
      Net income.....................................                      69,247                                69,247
                                                                                                              ---------
      Other comprehensive income, net of tax
         Unrealized gains on securities..............     (7,391)                                                (7,391)
         Deferred income taxes.......................      2,197                                                  2,197
         Minority interests..........................        558                                                    558
                                                                                                              ---------
             Other comprehensive income..............                                                            (4,636)
                                                                                                              ---------

Comprehensive income.................................                                                            64,611
                                                                                                              ---------

Exercise of stock options and warrants...............                                    1            170           171
Adjustment for business combinations.................                       4,305       16         15,119        19,440
Public sale of common stock at $20.50
      per share, net of expenses.....................                                   52        100,096       100,148
Retirement of treasury stock.........................                                                (271)         (271)
                                                       ---------      -----------    -----      ---------     ---------
Balance at December 31, 1996.........................      2,153          264,646      451        165,668       432,918

Comprehensive income
      Net income.....................................                      86,504                                86,504
                                                                                                              ---------
      Other comprehensive income, net of tax
         Unrealized gains on securities..............     18,645                                                 18,645
         Deferred income taxes.......................     (6,010)                                                (6,010)
         Minority interests..........................       (508)                                                  (508)
                                                                                                              ---------
             Other comprehensive income..............                                                            12,127
                                                                                                              ---------

Comprehensive income.................................                                                            98,631
                                                                                                              ---------

Exercise of stock options and warrants...............                                    1            417           418
Adjustment for business combinations.................                       4,507       10                        4,517
Retirement of treasury stock.........................                                                (194)         (194)
                                                       ---------      -----------    -----      ---------     ---------
Balance at December 31, 1997.........................     14,280          355,657      462        165,891       536,290

Comprehensive income
      Net income.....................................                      58,769                                58,769
                                                                                                              ---------
      Other comprehensive income, net of tax
         Unrealized gains on securities..............     (1,328)                                                (1,328)
         Deferred income taxes.......................         47                                                     47
         Minority interests..........................        413                                                    413
                                                                                                              ---------
             Other comprehensive income..............                                                              (868)
                                                                                                              ---------

Comprehensive income.................................                                                            57,901
                                                                                                              ---------

Common stock issued..................................                                    2          3,898         3,900
Issuance of common stock to officer for note.........                                              (3,300)       (3,300)
                                                       ---------      -----------    -----      ---------     ---------
Balance at December 31, 1998.........................  $  13,412      $   414,426    $ 464      $ 166,489     $ 594,791
                                                       =========      ===========    =====      =========     =========


                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Year Ended December 31
                                                                         --------------------------------------
                                                                            1998          1997          1996
                                                                         ----------    ----------    ----------

OPERATING ACTIVITIES
   Net Income ........................................................   $   58,769    $   86,504    $   69,247
   Adjustments to reconcile net income to cash
      provided by operating activities:
      Increase in policy liabilities .................................       66,935        61,769        40,599
      Increase in accrued investment income ..........................      (26,959)       (1,328)       (1,414)
      Increase in other liabilities ..................................       17,267        14,942         4,632
      Deferred income tax (benefit) payable ..........................       (2,004)        6,957         6,425
      (Decrease) increase in federal income taxes payable ............       16,529        (3,298)        4,715
      Increase in reinsurance receivables and other receivables ......      (12,593)       (7,605)       (5,321)
      Acquisition costs deferred .....................................      (18,430)      (45,263)      (20,913)
      Amortization of deferred acquisition costs .....................       24,480        21,001        17,080
      Depreciation and amortization ..................................       17,083        11,458         7,209
      Net income attributable to minority interests ..................        8,477         5,946         5,945
      Gains on sale of investments ...................................       (4,912)       (4,014)         (652)
      Other items, net ...............................................       (4,178)       (1,490)       (2,014)
                                                                         ----------    ----------    ----------

        Cash Provided by Operating Activities ........................      140,464       145,579       125,538
                                                                         ----------    ----------    ----------

INVESTING ACTIVITIES
   Securities available-for-sale
      Purchases ......................................................     (468,889)     (686,999)     (646,421)
      Sales ..........................................................      332,234       516,246       499,717
      Maturities, calls and redemptions ..............................       81,537       125,616       121,162
   Credit card loans
      Fundings .......................................................     (442,300)     (172,350)     (102,744)
      Repayments .....................................................      300,088       110,770        83,585
      Sales ..........................................................       60,000        30,000        33,397
   Student loans
      Purchases and originations .....................................     (766,180)      (10,234)       (6,532)
      Repayments .....................................................       34,445           796           648
      Sales ..........................................................       72,560        16,227            --
   Other investments
      Purchases ......................................................      (42,951)      (17,453)      (14,349)
      Sales, repayments and maturities ...............................       39,943         5,244         5,808
   Short-term investments-net ........................................      (74,547)       79,262      (111,769)
   Purchase of subsidiaries and life and health business
      net of cash acquired of $20, $2,137, and $3,996 in
      1998, 1997, and 1996, respectively .............................       (3,061)      (95,312)       (4,291)
   Sale of assets and subsidiaries, net of cash of $1,528 ............       21,270            --            --
   Minority interest purchased .......................................      (11,117)      (15,062)       (9,831)
   Additions to property and equipment ...............................      (20,680)      (19,187)      (17,722)
   Decrease (increase) in agents' receivables ........................        2,412        (1,088)       (2,202)
                                                                         ----------    ----------    ----------

   Cash Used in Investing Activities .................................     (885,236)     (133,524)     (171,544)
                                                                         ----------    ----------    ----------

FINANCING ACTIVITIES
   Net cash provided from time deposits ..............................       91,317         7,596            --
   Proceeds from notes payable .......................................       40,620        11,615        11,264
   Repayment of notes payable ........................................      (28,990)       (5,931)      (22,242)
   Proceeds from payable to related party ............................          100            --            --
   Repayment of payable to related party .............................           --            --       (10,735)
   Proceeds from student loan credit facility ........................      684,979            --            --
   Repayment of student loan credit facility .........................      (15,953)           --            --
   Deposits from investment products .................................       16,490        17,746        17,078
   Withdrawals from investment products ..............................      (37,963)      (44,038)      (38,258)
   Proceeds from exercise of stock options and warrants ..............           --           418           179
   Purchase of treasury stock ........................................           --          (194)         (271)
   Proceeds from issuance of common stock, net of expenses ...........        3,900            --       100,148
   Contributions (distributions) to minority interests ...............       (8,760)        1,245        (1,650)
                                                                         ----------    ----------    ----------

        Cash Provided by (Used in) Financing Activities ..............      745,740       (11,543)       55,513
                                                                         ----------    ----------    ----------
        Net Increase in Cash .........................................          968           512         9,507
        Cash at Beginning of Period ..................................       15,932        15,420         5,913
                                                                         ----------    ----------    ----------
        Cash at End of Period ........................................   $   16,900    $   15,932    $   15,420
                                                                         ==========    ==========    ==========


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

         Nature of Operations: The Company is a diversified financial services company which offers insurance and financial services to niche consumer markets. The Company also provides institutional technology and outsourcing solutions to the insurance and health services community. Information on the Company's operations by segment is included in Note Q to the financial statements.

         The Company's Health Insurance segment issues health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. The OKC Division segment has acquired blocks of life and annuity policies from other insurers and also sells insurance products in selected niche markets. The Credit Services segment markets credit support services to persons with no, or troubled, credit experience and assists them in obtaining a nationally recognized credit card. Educational Finance Group segment provides financial solutions for college students and the educational institutions they attend by offering an integrated package of student loans and student loan servicing. National Motor Club is a leading provider of motor club benefits to non-metropolitan areas of the United States. Insurdata is a healthcare payer system development company providing technology solutions and related outsourcing services to the healthcare industry. Other Business Units in the past have been primarily HealthCare Solutions companies. Over the past eighteen months most companies in this category have been sold or closed down. This unit will cease to exist in 1999. Other Key Factors include investment income not allocated to the other segments, interest expenses, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations.

         Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Basis of Presentation: The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities are: fixed maturities are carried at market value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes for GAAP; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. (See Note K for stockholders' equity and net income as determined using statutory accounting practices.)

         Investments:  Investments are valued as follows:

         Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments are classified as available for sale and carried at fair value.

         Equity securities consist of common and nonredeemable preferred stocks and are carried at fair value.

         Mortgage and collateral loans are carried at unpaid balances, less allowance for losses.

         Policy loans are carried at unpaid balances.

         Cash and short-term investments are carried at cost which approximates fair value.

         Investment in unconsolidated subsidiary is principally stated at the Company's cost as adjusted for contributions or distributions and the Company's share of partnership income or loss.

         Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have an other than temporary decline in fair values. Unrealized investment gains or losses on securities carried at fair value, net of applicable deferred income tax and minority interests, are reported in accumulated other comprehensive income as a separate component of stockholders' equity and accordingly have no effect on net income.

         Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

         Student loans, consisting of student loans originated and student loans purchased, are carried at their unpaid principal balances, which are adjusted for unamortized premiums and loan origination costs.

         Credit card loans are carried at unpaid balances less allowance for losses.

         Provision for Possible Credit Losses: The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the credit card loan portfolio.

         Deferred Student Loan Costs: The costs associated with generating student loans, principally salaries and related expenses, have been deferred and are included in student loans. These costs are amortized over the life of the underlying loans.

         Credit Cards Annual Fees: The Company collects various fees at the time credit cards are issued. These fees are either recognized as earned over a one year period on a straight line basis or recognized as received.

         Deferred Acquisition Costs: The costs of writing new business, principally commissions, which vary with and are directly related to the production of new business, have been deferred. The costs of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Costs associated with traditional life business are being amortized over the estimated premium-paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, was estimated using the same assumptions as were used for computing policy benefits. For universal life-type and annuity contracts, deferrable costs are amortized in proportion to the ratio of a contract's annual gross profits to total anticipated gross profits. Costs associated with health business are generally amortized over the effective period for the related unearned premiums. Anticipated investment income is considered in determining whether a premium deficiency exists. That amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

         Property and Equipment: Property and equipment are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives, generally 3 to 7 years for furniture and equipment and 30 years for buildings, of the assets. The accumulated depreciation for property and equipment was $32.2 million and $31.7 million at December 31, 1998 and 1997, respectively. Depreciation expense was $11.4 million, $8.2 million, and $5.5 million for 1998, 1997, and 1996, respectively.

         Goodwill: The excess of cost over the underlying value of the net assets of companies acquired is generally amortized on a straight-line basis over twenty-five years. The Company continually reevaluates the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. An impairment loss would be recorded in the period such determination was made. The Company has goodwill, net of accumulated amortization, of $108.3 million and $111.1 million in 1998 and 1997, respectively. Amortization expense recorded totaled $5.7 million, $2.3 million, and $1.8 million in 1998, 1997, and 1996, respectively.

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

         Student loan income: The Company recognizes student loan income as earned, including adjustments for the amortization of premiums. Marketing fees for student loans which are sold to third parties are earned when received are included in the other fee income category.

         Credit card income: The Company recognizes credit card interest income on the balances outstanding according to the terms of the related card member agreements.

         Unearned Premiums: Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis.

         Reinsurance: Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

         Guaranty Funds and Similar Assessments: The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company will be required to adopt the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are required to be accrued in the period in which they have been incurred. The effects of initially adopting SOP 97-3 will be recorded as the cumulative effective of a change in accounting principle. The Company has not determined the impact that the adoption of SOP 97-3 will have on its financial condition or results of operations.

         Federal Income Taxes: Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

         New Pronouncements: As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements are presented in conformity with the requirements of Statement 130. The reclassification adjustment for 1998 is $1.5 million net of minority interest of $385,000 and tax of $403,000.

         Effective January 1, 1998, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement

No. 14, Financial Reporting of Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note Q.

         In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

         Reclassification: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 financial statement presentation.

NOTE B--Acquisitions and Dispositions

         During 1998, the Company acquired certain assets of two marketing entities for $3.1 million in cash from a related party. Total fair value of assets acquired was $4.0 million and total fair value of liabilities assumed was $867,000.

         Effective August 31, 1998, the Company acquired from a related party the remaining interest in its subsidiary, The Chesapeake Life Insurance Company ("CLICO"), for $4.5 million in cash increasing the Company's ownership in CLICO to 100%. The purchase price was based on a predetermined formula which approximates GAAP book value.

         Effective January 1, 1998, the Company acquired an additional 3% ownership in United Membership Marketing Group, LLC for a purchase price of $6.0 million.

         During 1998, the Company sold the assets of two healthcare solutions companies for $5.4 million in cash to a related party, which represented net book value and included $11.9 million of assets and $6.5 million of liabilities.

         In February 1998, the Company sold its ATM transaction processing assets of a subsidiary to an unrelated party for $17.5 million. (See Note T). The Company recognized other income of $9.7 million as a result of this sale.

         During 1997, the Company made several acquisitions which were accounted for under the purchase method as follows: Four companies and certain assets were acquired for $88.3 million in cash. Total fair value of assets acquired, including $82.1 million of goodwill, were $112.1 million and total fair value of liabilities assumed were $23.8 million. The Company also acquired $44.8 million of life and health reserves and received $43.5 million of assets for a purchase price of $1.3 million. The goodwill related to these acquisitions is being amortized straight line over twenty-five years.

         Effective January 1, 1997, the Company acquired the agency force and certain assets of United Group Association, Inc. ("UGA Inc.") for a price equal to the net book value of the tangible assets acquired and assumed certain agents commitments of $3.9 million. UGA Inc. is owned 100% by the Company's Chairman of the Board ("Chairman"). The tangible assets acquired consisted primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million.

         For financial reporting purposes, the above acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Income for the year of the acquisition include the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.

         In 1997, the Company acquired 100% of two companies through a stock exchange agreement. The Company exchanged 1,068,089 shares of its common stock for all of the outstanding common stock of the two companies. The effect of these acquisitions was not material to the consolidated financial statements.

         During 1997, the Company sold three subsidiaries and certain assets of two subsidiaries to the Company's Chairman for a price equal to the net book value of the tangible assets totaling $2.1 million.

         Effective December 31, 1996, the Company acquired the remaining interest of Insurdata Incorporated ("Insurdata") based on a predetermined formula price of $15.1 million. The Company acquired a majority interest in Insurdata in October 1995.

         In September 1996, the Company entered into three separate stock purchase agreements to sell its three dental benefit companies. The Company completed one sale in October 1996 and the other two in 1997, for a gain of $2.0 million and $4.7 million, respectively. The operations of the dental benefit companies were not material to the operations of the Company.

         During 1996, the Company acquired three companies and an additional 20% interest in its subsidiary, Mid-West National Life Insurance Company of Tennessee ("Mid-West") for $18.1 million in cash. Total fair value of assets acquired were $19.4 million and total fair value of liabilities assumed were $1.3 million. For financial reporting purposes, these acquisitions were accounted for using the purchase method of accounting, and as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired.

         In November 1996, the Company acquired through a stock exchange agreement 100% of Amli Realty Co. ("ARC"). The Company exchanged 1,634,876 shares of its common stock for all of the outstanding common stock of ARC. The effect of this acquisition was not material to the consolidated financial statements.

         Deferred Acquisition Costs

         Included in deferred acquisition costs are the unamortized costs of writing new policies and the costs of policies acquired through acquisitions. The following is an analysis of the costs of business acquired:

                                               Year Ended December 31
                                      --------------------------------------
                                         1998          1997           1996
                                      ----------    ----------    ----------

   Costs of policies acquired:
     Beginning of year ............   $   24,938    $   13,978    $   20,414
          Additions ...............           --        15,505            --
          Amortization (a) ........       (3,028)       (4,545)       (6,436)
                                      ----------    ----------    ----------
        End of year ...............       21,910        24,938        13,978
   Costs of policies issued .......       71,098        74,673        45,977
                                      ----------    ----------    ----------
                                      $   93,008    $   99,611    $   59,955
                                      ==========    ==========    ==========

(a) The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 8%.

         The amortization for the next five years and thereafter for costs of policies acquired is estimated to be as follows:

                                               (Dollars in thousands)
            1999.....................................  $  4,831
            2000.....................................     3,488
            2001.....................................     2,617
            2002.....................................     1,981
            2003.....................................     1,554
            2004 and thereafter......................     7,439
                                                       --------
                                                       $ 21,910
                                                       ========

NOTE C--Investments

         A summary of net investment income is as follows:

                                                      Year Ended December 31
                                              --------------------------------------
                                                 1998          1997          1996
                                              ----------    ----------    ----------

Fixed maturities ..........................   $   59,321    $   57,902    $   51,922
Equity securities .........................          969           675           748
Mortgage and collateral loans .............        1,653         2,635         1,704
Policy loans ..............................        1,357         1,398         1,410
Short-term investments ....................        8,010         9,591         7,224
Investment in unconsolidated subsidiary ...        5,038         4,844           293
Other investments .........................        2,013         3,395         2,487
                                              ----------    ----------    ----------
                                                  78,361        80,440        65,788
Less investment expenses ..................       (3,469)       (2,469)       (2,436)
                                              ----------    ----------    ----------
                                              $   74,892    $   77,971    $   63,352
                                              ==========    ==========    ==========

         Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:


                                                                                   Gains                                 Net Gains
                                          Fixed        Equity       Other       (Losses) on      Tax        Minority    (Losses) on
                                        Maturities   Securities   Investments   Investments    Effects      Interest    Investments
                                        ----------   ----------   ----------    ----------    ----------   ----------   ----------
                                                                           (Dollars in thousands)
Year ended
December 31:

1998
   Realized .........................   $    3,311   $    1,635   $      (34)   $    4,912    $   (1,699)  $      (20)  $    3,193
   Change in unrealized .............        1,113       (2,010)        (431)       (1,328)           47          413         (868)
                                        ----------   ----------   ----------    ----------    ----------   ----------   ----------
   Combined .........................   $    4,424   $     (375)  $     (465)   $    3,584    $   (1,652)  $      393   $    2,325
                                        ==========   ==========   ==========    ==========    ==========   ==========   ==========

1997
   Realized .........................   $    1,764   $    2,436   $     (186)   $    4,014    $   (1,376)  $      (28)  $    2,610
   Change in unrealized .............       17,944          701           --        18,645        (6,010)        (508)      12,127
                                        ----------   ----------   ----------    ----------    ----------   ----------   ----------
     Combined .......................   $   19,708   $    3,137   $     (186)   $   22,659    $   (7,386)  $     (536)  $   14,737
                                        ==========   ==========   ==========    ==========    ==========   ==========   ==========

1996
   Realized .........................   $   (1,976)  $      604   $    2,024    $      652    $     (216)  $        4   $      440
   Change in unrealized (8,769) .....       (8,769)       1,378           --        (7,391)        2,197          558       (4,636)
                                        ----------   ----------   ----------    ----------    ----------   ----------   ----------
     Combined .......................   $  (10,745)  $    1,982   $    2,024    $   (6,739)   $    1,981   $      562   $   (4,196)
                                        ==========   ==========   ==========    ==========    ==========   ==========   ==========


         Gross unrealized investment gains pertaining to equity securities were $1.9 million and $2.5 million at December 31, 1998 and 1997, respectively. Gross unrealized investment losses pertaining to equity securities were $1.6 million and $280,000 at December 31, 1998 and 1997, respectively.

         The amortized cost and fair value of investments in fixed maturities are as follows:

                                                                         December 31, 1998
                                                     ----------------------------------------------------------
                                                                        Gross         Gross
                                                      Amortized      Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                     ------------   ------------   ------------    ------------
                                                                        (Dollars in thousands)
U.S. Treasury and U.S. Government
     agency obligations ..........................   $     57,952   $      1,847   $        (89)   $     59,710
Mortgage-backed securities issued
     by U.S. Government agencies
     and authorities .............................         49,367            731            (72)         50,026
Other mortgage and asset backed securities .......        211,288          7,228           (360)        218,156
Other corporate bonds ............................        546,982         18,820         (7,288)        558,514
                                                     ------------   ------------   ------------    ------------

         Total fixed maturities ..................   $    865,589   $     28,626   $     (7,809)   $    886,406
                                                     ============   ============   ============    ============

                                                               December 31, 1997
                                                --------------------------------------------------
                                                                Gross        Gross
                                                 Amortized   Unrealized   Unrealized       Fair
                                                   Cost         Gains       Losses         Value
                                                ----------   ----------   ----------    ----------
                                                                 (Dollars in thousands)
U.S. Treasury and U.S. Government
     agency obligations .....................   $   50,912   $    1,103   $      (15)   $   52,000
Mortgage-backed securities issued
     by U.S. Government agencies
     and authorities ........................       45,817        2,262         (210)       47,869
Other mortgage and asset backed securities ..      255,337        4,932         (414)      259,855
Other corporate bonds .......................      459,691       13,760       (1,715)      471,736
                                                ----------   ----------   ----------    ----------

         Total fixed maturities .............   $  811,757   $   22,057   $   (2,354)   $  831,460
                                                ==========   ==========   ==========    ==========

         Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

         The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized      Fair
                                              Cost         Value
                                           ----------   ----------
                                            (Dollars in thousands)
Maturity
One year or less .......................   $    9,647   $    9,194
Over 1 year through 5 years ............      146,436      147,826
Over 5 years through 10 years ..........      293,228      298,715
Over 10 years ..........................      155,623      162,489
                                           ----------   ----------
                                              604,934      618,224
Mortgage and asset backed securities ...      260,655      268,182
                                           ----------   ----------
  Total fixed maturities ...............   $  865,589   $  886,406
                                           ==========   ==========

         Proceeds from the sale of investments in fixed maturities were $332.2 million, $516.2 million, and $499.7 million for 1998, 1997, and 1996, respectively. Gross gains of $6.5 million, $4.9 million, and $4.7 million and gross losses of $3.2 million, $3.1 million, and $6.7 million were realized on sales of fixed maturity investments during 1998, 1997, 1996, respectively.

         Following is a summary of the Company's equity securities:

                                            December 31, 1998            December 31, 1997
                                      ---------------------------   ---------------------------
                                                         Fair                         Fair
                                          Cost           Value          Cost          Value
                                      ------------   ------------   ------------   ------------
                                                        (Dollars in thousands)
Common Stocks .....................   $        573   $        961   $        766   $      2,438
Non-redeemable preferred stocks ...         17,948         17,803         11,536         12,117
                                      ------------   ------------   ------------   ------------
                                      $     18,521   $     18,764   $     12,302   $     14,555
                                      ============   ============   ============   ============

         The fair value, which represents carrying amounts, of equity securities are based on quoted market prices. For equity securities not actively traded, market values are estimated using values obtained from quotation services.

The carrying amounts of the Company's investments in mortgage, collateral and policy loans approximate fair value. The fair values for mortgage, collateral and policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

         The carrying values for mortgage and collateral loans is net of allowance of $650,000 for 1998 and 1997.

         The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 1998, the Company had a carrying amount of $268.2 million of mortgage and asset backed securities, of which, $50.0 million are government backed, $132.9 million are rated AAA, $38.4 million are rated AA, $40.1 million are rated A, and $6.8 million are rated BBB by external rating agencies. At December 31, 1997, the Company had a carrying amount of $307.7 million of mortgage and asset backed securities, of which $47.9 million are government backed, $173.3 million are rated AAA, $45.5 million are rated AA, and $39.7 million are rated A, and $1.3 million are rated BBB by external rating agencies.

         The Company has a 12% investment in AMLI, a real estate investment trust, which is accounted for under the equity method of accounting. This investment, which is included in investment in unconsolidated subsidiary, was recorded at $23.8 million and $18.8 million at December 31, 1998 and 1997, respectively, and the market value was $65.1 million and $59.2 million in 1998 and 1997, respectively.

         The Company has no material non-income producing investments and has no geographic or other concentration of investment risk which have not been disclosed.

         Under the terms of various reinsurance agreements (see Note G), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $238.3 million as of December 31, 1998. In addition, at December 31, 1998, the domestic insurance subsidiaries had securities with a fair value of $19.0 million on deposit with insurance departments in various states.

NOTE D--Student Loans

         The Company markets student loans to students at selected colleges and have historically targeted universities serving graduate healthcare professionals. Some of the student loans are funded by an unrelated financial institution which has agreed that the Company has the right, but not the obligation, to either purchase the loans at a predetermined price or direct the sale of the loans to a third party. The net proceeds from loan sales are received by the Company after certain fees due the financial institution are deducted. When the Company purchases loans, a premium is paid equal to certain fees due the financial institution.

         At December 31, 1998 and 1997, the Company had the right to purchase and/or direct the sale of loans totaling approximately $200.0 million and $780.0 million, respectively.

         Following is a summary of the Company's student loans:

                               December 31, 1998        December 31, 1997
                            -----------------------   -----------------------
                             Carrying      Fair        Carrying       Fair
                              Amount       Value        Amount        Value
                            ----------   ----------   ----------   ----------
                                         (Dollars in thousands)
         Student loans ..   $  670,429   $  696,000   $   11,254   $   11,254
                            ==========   ==========   ==========   ==========

         The fair value of student loans is based on estimated market values on recent sales of student loans by the Company. The loans are carried at unpaid principal plus accrued interest.

         The carrying value for student loans is net of allowance of $935,000 and $400,000 for 1998 and 1997, respectively.

         The Company recognized interest income from the student loans of $29.0 million, $1.5 million and $1.9 million in 1998, 1997 and 1996, respectively.

         During 1998, the Company acquired loans with principal and interest balances of $533.1 million at a total cost of $540.6 million. The difference of $7.5 million represented a premium on the loans which was paid in accordance with the terms of purchase agreements. The premium will be amortized over the life of the loans.

NOTE E--Credit Card Loans

The Company's provision for losses on credit card loans is summarized below:

                                                  Year Ended December 31
                                      --------------------------------------------
                                          1998            1997            1996
                                      ------------    ------------    ------------

Balance at beginning of year ......   $      4,283    $      8,728    $     12,129
Provisions for losses .............         73,954          12,797          13,527

Charge offs and other .............        (11,426)        (17,242)        (16,928)
                                      ------------    ------------    ------------

Balance at end of year ............   $     66,811    $      4,283    $      8,728
                                      ============    ============    ============

         The Company recognized net investment income from the credit cards of $12.9 million, $4.8 million, and $6.1 million in 1998, 1997, and 1996, respectively.

         The Company securitized $60.0 million, $30.0 million and $29.0 million in 1998, 1997 and 1996, respectively, of asset backed securities in which the Company purchased participating interests totaling $6.0 million, $3.0 million and $2.9 million in 1998, 1997 and 1996, respectively. No gain was recognized on these transactions. These transactions have been accounted for as sales.

         Receivables Funding Corporation ("RFC), a special purpose finance subsidiary of the Company, maintains its own books of account and corporate records separate from the Company. RFC does not pool or co-mingle its funds or other assets or liabilities with those of the Company.

NOTE F--Policy Liabilities

         Liability for future policy and contract benefits consists of the following:

                                               December 31
                                      ---------------------------
                                          1998           1997
                                      ------------   ------------
                                         (Dollars in thousands)
   Life ...........................   $    264,102   $    265,230
   Annuity ........................        204,195        221,794
                                      ------------   ------------
                                      $    468,297   $    487,024
                                      ============   ============

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

         Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.5%, 5.8%, and 5.6% during 1998, 1997, and 1996, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.5% to 6.0% during 1998 and 4.5% to 6.6% during 1997 and 1996.

         As described in Note G, the Company assumes certain life and annuity business from subsidiaries of AEGON USA, INC. (AEGON), and uses the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.8% to 5.5% during 1998, 4.9% to 6.0% during 1997, and 4.9% to 6.8% during 1996.

         The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                                December 31, 1998              December 31, 1997
                                           ---------------------------   ---------------------------
                                             Carrying         Fair         Carrying         Fair
                                              Amount         Value          Amount          Value
                                           ------------   ------------   ------------   ------------
                                                             (Dollars in thousands)
Direct annuities .......................   $     98,342   $     94,014   $    105,113   $    100,488
Assumed annuities ......................        105,853        104,170        116,681        114,356
Supplemental contracts
     without life contingencies ........          2,588          2,588          3,101          3,101
                                           ------------   ------------   ------------   ------------
                                           $    206,783   $    200,772   $    224,895   $    217,945
                                           ============   ============   ============   ============

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

         Activity in the claims liability is summarized as follows:

                                                                                              Year Ended December 31,
                                                                                   --------------------------------------------
                                                                                       1998            1997            1996
                                                                                   ------------    ------------    ------------
                                                                                              (Dollars in thousands)
Claims liability at beginning of year, net
     of related reinsurance recoverables .......................................   $    248,969    $    192,922    $    176,330

Add:
   Acquired claims liability ...................................................             --          20,273              --

   Incurred losses, net of reinsurance, occurring during:
      Current year .............................................................        577,823         478,671         371,260
      Prior years ..............................................................        (10,151)        (49,741)        (61,254)
                                                                                   ------------    ------------    ------------
                                                                                        567,672         428,930         310,006
                                                                                   ------------    ------------    ------------

   Deduct payments for claims, net of reinsurance, occurring during:
      Current year .............................................................        332,056         285,450         213,844
      Prior years ..............................................................        183,890         107,706          79,570
                                                                                   ------------    ------------    ------------
                                                                                        515,946         393,156         293,414
                                                                                   ------------    ------------    ------------

   Claims liability at end of year, net of related reinsurance recoverables:
     1998--$16,603; 1997--$9,852 and 1996--$8,354 ..............................   $    300,695    $    248,969    $    192,922
                                                                                   ============    ============    ============

         The above reconciliation shows incurred losses related to prior years developed in amounts less than originally anticipated due to better than expected experience which was offset, in 1998, by adverse development related to performance of a PPO product which is a managed care product.

NOTE G--Reinsurance

         In 1998, 1997, and 1996, approximately 21%, 33%, and 48%,
respectively, of the Company's health premiums and 2%, 2%, and 5% of the Company's life premiums were assumed from AEGON. Prior to 1997, the health business assumed was produced by UGA Inc. Under the terms of its coinsurance agreement, AEGON has agreed to cede and the Company has agreed to coinsure 60% in 1998, of the health insurance previously sold by UGA Inc. agents and issued by AEGON.

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

         Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                      Year Ended December 31,
                                           --------------------------------------------
                                               1998            1997            1996
                                           ------------    ------------    ------------
                                                      (Dollars in thousands)
   Premiums:
   Direct ..............................   $    652,918    $    474,929    $    319,689
   Assumed .............................        226,024         270,728         255,436
   Ceded ...............................        (82,320)        (42,317)        (27,370)
                                           ------------    ------------    ------------
      Net Premiums .....................   $    796,622    $    703,340    $    547,755
                                           ============    ============    ============

   Ceded benefits, claims and
      settlement expenses ..............   $     26,874    $     21,297    $     17,426
                                           ============    ============    ============

   Life insurance in force ceded .......   $  1,291,525    $  1,526,651    $    836,957
                                           ============    ============    ============

NOTE H--Debt

         The Company's short-term and long-term debt is summarized as follows:

                                                        December 31
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
                                                   (Dollars in thousands)
Short-term debt:
   Notes payable ............................   $     25,000   $      4,300
   Portion of long-term debt due in 1999 ....          4,778          5,343
                                                ------------   ------------
      Total short-term debt .................   $     29,778   $      9,643
                                                ============   ============

Long-term debt:
   8.75% senior notes payable ...............   $     23,704   $     27,655
   Other notes payable ......................          2,342          7,706
                                                ------------   ------------
                                                      26,046         35,361
   Less:  amounts due in 1999 ...............          4,778          5,343
                                                ------------   ------------
      Total long-term debt ..................   $     21,268   $     30,018
                                                ============   ============

         On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes Payable (8.75% Senior Notes) due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement, on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company will repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The Company made its first scheduled payment June 1, 1998 leaving a remaining balance of $23.7 million as of December 31, 1998. The note agreement contains restrictive covenants which include certain financial ratios, limitations of additional indebtedness as a percentage of certain defined equity amounts and the disposal of subsidiaries.

         On December 17, 1998 the Company initiated a $50.0 million unsecured line of credit with a financial institution bearing interest at LIBOR plus 0.75% due December 17, 1999. As of December 31, 1998 the Company had borrowed $25.0 million on this line of credit with an interest rate of LIBOR (5.064%) plus 0.75%. The note agreement contains restrictive covenants which include certain financial ratios and limitations of additional indebtedness as a percentage of certain defined equity amounts.

         The Company has a revolving credit note with AEGON bearing interest at prime plus 0.875% with a maximum line of credit of $12.0 million through August 1, 2002. Under terms of the agreement, a percentage of the outstanding shares of the Company's stock in The Chesapeake Life Insurance Company is pledged as collateral. There were no outstanding borrowings on the line of credit at December 31, 1998 or 1997, respectively.

         A $9.0 million note payable to a minority interest of one of the Company's subsidiaries was contributed as equity to the subsidiary along with a proportionate amount by the Company. This note payable had a balance of $10.5 million at December 31, 1997.

         Principal payments required in each of the next five years after December 31, 1998 are as follows:

                                                   (Dollars in thousands)
            1999.......................................     $29,778
            2000.......................................       4,721
            2001.......................................       4,124
            2002.......................................       4,129
            2003.......................................       4,060
            Thereafter.................................       4,234


         The carrying amounts of the Company's short-term debt approximate fair values.

         The fair value of the long-term debt was $52.4 million and $36.2 million at December 31, 1998 and 1997, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Total interest paid was $3.1 million, $2.9 million, and $3.1 million, for 1998, 1997, and 1996, respectively.

NOTE I--Student Loan Credit Facility

Short-Term Borrowings

         In March 1998, a subsidiary of the Company entered into a master repurchase agreement with a financial institution that is partially guaranteed by the Company. The agreement provides for the purchase of student loans by a financial institution with a put to the Company in thirty days. The agreement is currently for $200.0 million and may be increased if the Company has not fully utilized its long-term facility. The credit facility had an outstanding balance of $318.8 million at December 31, 1998 and had a variable interest rate of LIBOR plus 75 basis points which at December 31, 1998 was 6.38%. The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program ("FFELP") which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The lender may value the loans at any time and require the subsidiary to repay any amount by which the market value of the loans is less than the amount required by the loan agreement.

Long-Term Borrowings

         In December 1998, EFG-1 LP, which is a special purpose finance subsidiary of the Company, purchased $357.4 million of loans from the Company and sold the loans to a trust which issued floating rate student loan asset-backed securities in a private offering. The Company has partially guaranteed the performance of the loans. The AAA rated Class A securities were acquired by a financial institution. The Class A securities have a variable interest rate of LIBOR plus 75 basis points. The trust can issue up to $550.0 million of securities with a maturity of 30 years. At December 31, 1998, the trust had issued Class A securities totaling $350.2 million and the interest rate on the Class A securities was 6.38%. The Company's borrowings vary to reflect current interest rates and carrying amounts approximate fair value.

         The Company has $15.3 million of short-term investments that is held by EFG-I SPC-I, for the benefit of the holders of the securities issued.

         Total interest paid on borrowings was $19.2 million for 1998.

         EFG-1 LP, a special purpose finance subsidiary, maintains its own books of account and corporate records separate from the Company. EFG-1 LP does not co-mingle or pool its funds or other assets or liabilities with those of the Company.

NOTE J--Federal Income Taxes

         Deferred income taxes for 1998 and 1997 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. The temporary differences that give rise to a significant portion of the deferred tax asset or liability at December 31, 1998 and 1997 relate to the following:

                                                                        December 31
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
                                                                   (Dollars in thousands)
Deferred tax liabilities:
   Deferred policy acquisition costs
     and costs of business acquired ........................   $     16,761    $     26,995
   Investment in subsidiaries ..............................          4,536           4,395
   Allowances for credit card losses .......................          3,961          (1,499)
   Net unrealized investment gains .........................          7,102           7,150
   Other ...................................................          8,505           3,895
                                                               ------------    ------------
        Total gross deferred tax liabilities ...............         40,865          40,936
                                                               ------------    ------------

Deferred tax assets:
   Policy liabilities ......................................         16,176          21,220
   Allowance for losses on investments .....................          3,954             871
   Operating loss carryforwards ............................          1,977           2,207
   Capital loss carryforwards ..............................             --             955
   Annual credit card fees .................................          6,621           1,950
                                                               ------------    ------------
       Total gross deferred tax assets .....................         28,728          27,203
       Less:  Valuation allowance ..........................         (1,654)         (2,110)
                                                               ------------    ------------
       Net deferred tax assets .............................         27,074          25,093
                                                               ------------    ------------

       Net deferred tax liability ..........................         13,791          15,843
       Net current tax liability ...........................         20,578           4,048
                                                               ------------    ------------

       Federal income tax liability ........................   $     34,369    $     19,891
                                                               ============    ============


         The nature of the Company's deferred tax assets and liabilities are such that the reversal pattern for these temporary differences should generally result in realization of the Company's deferred tax assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. The net change in the total valuation allowance was a decrease of $456,000 and $567,000 for 1998 and 1997, respectively.

         The provision for income taxes consisted of the following:

                                                       Year Ended December 31,
                                                -------------------------------------
                                                   1998          1997         1996
                                                ----------    ----------   ----------
                                                       (Dollars in thousands)

        Current tax expense .................   $   32,239    $   36,439   $   29,765
        Deferred tax expense (benefit) ......       (2,004)        6,957        6,425
                                                ----------    ----------   ----------
                                                $   30,235    $   43,396   $   36,190
                                                ==========    ==========   ==========

         The Company's effective income tax rates varied from the maximum statutory federal income tax rate as follows:

                                                                      Year Ended December 31,
                                                             ----------------------------------------
                                                                1998           1997           1996
                                                             ----------     ----------     ----------
   Statutory federal income tax rate .....................         35.0%          35.0%          35.0%
   Small life insurance company deduction ................         (1.4)          (1.1)          (2.2)
   Valuation allowance...................................          (0.5)          (0.5)          (1.4)
   Other items, net ......................................         (2.1)          (1.5)           1.1
                                                             ----------     ----------     ----------
        Effective income tax rate ........................         31.0%          31.9%          32.5%
                                                             ==========     ==========     ==========

         Under pre-1984 life insurance company federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account." These amounts are not taxable unless distributed to the Company or unless they exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 1998. Taxes have not been provided on this amount since the Company contemplates no action and can foresee no events that would result in such a tax on the remaining portion.

         At December 31, 1998, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $5.6 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $658,000 per year from 1999 through 2006, and $385,000 in 2007.

         Total federal income taxes paid were $15.7 million, $39.4 million, and $25.2 million, for 1998, 1997, and 1996, respectively.

         UICI and its non-life insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries are taxed as life insurance companies and all file separate federal income tax returns.

         The Company has interests in several limited liability corporations ("LLC"). The Company's LLC's file separate tax returns. The Company's consolidated results of operations reflect 100% of the income.

NOTE K--Stockholders' Equity

         During November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of its Common Stock. The shares may be purchased from time to time on the open market or in private transactions; the timing and extent of the repurchases, if any, will depend on market conditions and the Company's evaluation of its financial condition at the time. No shares had been repurchased as of December 31, 1998.

         During 1998, the Company loaned the Company's new President and CEO $3.3 million to purchase shares of the Company's common stock.

         On May 1, 1996, the Company completed a public offering of 5,175,000 shares of common stock at $20.50 per share. All of the shares were sold by the Company. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) from the sale of the shares was approximately $100.1 million.

         Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note J on federal income taxes. The minimum statutory capital and surplus requirements of domestic insurance subsidiaries at December 31, 1998 was $25.3 million.

         Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company which exceed certain limitations based on statutory surplus and net income. At December 31, 1998, the domestic insurance companies could pay aggregate dividends to the parent company of approximately $23.9 million without prior approval by statutory authorities.

         Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                Year Ended December 31,
                                      ------------------------------------------
                                          1998           1997           1996
                                      ------------   ------------   ------------
                                                (Dollars in thousands)
         Net income ...............   $      4,804   $     41,801   $     32,723

         Stockholders' equity .....   $    227,167   $    223,930   $    190,917


         In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the states of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the states of domicile will adopt Codification. Management has not yet determined the impact of Codification on the Company's statutory-basis financial statements.

         The OCC imposes certain capital adequacy requirements on the Company's national credit card bank subsidiary. The capital adequacy is measured by the method prescribed by the OCC in its rules and regulations for maintaining capital adequacy. The Company has established a conservative capital policy which exceeds the requirements of the regulatory authorities. Dividends paid by the national credit card banks are also limited under agreements with the OCC.

NOTE L--Commitments and Contingencies

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

         The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 1998 amount to $10.9 million in 1999, $9.3 million in 2000, $5.6 million in 2001, $2.3 million in 2002, and $734,000 in 2003. Rent expense amounted to $9.2 million, $8.6 million, and $5.0 million, for 1998, 1997, and 1996, respectively.

         The Company has commitments to fund the unused credit limits on credit card loans. At December 31, 1998, the outstanding commitment was $31.0 million.

         In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 1998, the Company has outstanding student loan commitments for the years 1999 through 2019. The interest rate on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

                                    Total         Expected
                                  Commitment       Funding
                                 ------------   ------------
                                    (Dollars in thousands)
         1999 ................   $    121,940   $     19,181
         2000 ................        177,605         23,135
         2001 ................        288,407         23,423
         2002 ................        324,868         20,480
         2003 ................        342,009         16,101
         Thereafter ..........        575,660         29,123
                                 ------------   ------------
                                 $  1,830,489   $    131,443
                                 ============   ============

Interest rates on the above commitments are principally variable (prime plus
2%).

NOTE M-Employee Benefit Plans

         The Company has an Employee Stock Ownership and Savings Plan (ESOP) which requires the Company to contribute 3% of the participants' compensation and match one-half of participants' contributions up to 6% of the participants' compensation. Substantially all full-time employees are eligible to participate in the ESOP. Contributions by the Company for 1998, 1997, and 1996 totaled $4.1 million, $3.2 million, and $3.1 million, respectively.

NOTE N--Stock Option Plan

         Effective August 15, 1998, the Company granted agents and employees of the Company 8.3 million stock options at an exercise price of $15. The options vest 20% each year beginning on August 15, 1999 and thereafter through year 2001 and 40% on August 15, 2002. All options that are not vested when an agent or employee leaves will be forfeited.

         The Company has a stock option plan which provides options on 1,600,000 shares of common stock for granting to officers, key employees, and certain eligible non-employees at fair market value at the date of grant. The options vest at 20% every twelve months subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the plan are exercisable over a five year period. Under this plan, in December 1998, the Company issued 200,000 options at an option price of $19.50 to the Company's new President and CEO. The exercise price is equal to the market price of the stock at the date the option is granted.

         A summary of stock option transactions are as follows:


                                                                      Number                Average Option
                                                                     of Shares            Price Per Share ($)
                                                                     ---------            -------------------
Outstanding options at January 1, 1996...........................       67,240                        4.82
Granted..........................................................       91,150                       12.67
Canceled.........................................................      (20,000)                      10.00
Exercised........................................................      (31,240)                       3.72
                                                                     ---------

Outstanding options at December 31, 1996.........................      107,150                       11.21
Granted..........................................................           --                          --
Canceled.........................................................           --                          --
Exercised........................................................      (46,559)                       8.02
                                                                     ---------

Outstanding options at December 31, 1997.........................       60,591                       12.72
Granted..........................................................    8,294,305                       15.11
Canceled.........................................................   (2,167,346)                      15.00
Exercised........................................................           --
                                                                     ---------

Outstanding options at December 31, 1998.........................    6,187,550                       15.12
                                                                     =========

Options exercisable at December 31,
    1996.........................................................       84,363                       10.82
    1997.........................................................       41,693                       12.74
    1998.........................................................       60,591                       15.12

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.19%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.38; and a weighted-average expected life of the option of four and one-half years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect on net income of the stock compensation amortization for the years presented above is not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                        1998         1997         1996
                                                     ----------   ----------   ----------
         Pro forma net income ....................   $   57,411   $   86,504   $   69,247
         Pro forma earnings per common share:
                  Basic earnings .................   $     1.24   $     1.91   $     1.66
                  Diluted earnings ...............   $     1.24   $     1.91   $     1.66

NOTE O--Related Party Transactions

         The primary purpose for establishing the Company was to provide a vehicle for agents and employees to accumulate wealth through ownership of the Company they help build. The first step to accomplish this goal was the establishment of a coinsurance agreement between AEGON and the Company to coinsure business written by United Group Association, Inc. ("UGA"), which is owned by Ronald L. Jensen, the founder and Chairman of the Board of the Company. UGA had previously entered into a general agency contract with AEGON under which it received commissions from AEGON and under which it had the right to coinsure a portion of the insurance policies it sold. The Company has had numerous other transactions with Mr. Jensen, UGA, and other companies owned or partially owned by Mr. Jensen, herein collectively referred to as "RJ."

         The Company has also had transactions with the five adult children of Mr. Jensen and companies they own, primarily Onward and Upward, hereinafter collectively referred to as "Onward".

         From the Company's inception through 1996, RJ sold health insurance policies that were issued by AEGON and coinsured by the Company or issued directly by the Company. The commissions paid to RJ on the policies issued by AEGON were based on commission rates negotiated and agreed to by AEGON and RJ. The Company expenses its proportionate share of these commissions. The commission rates on the policies issued directly by the Company are similar to the rates on the coinsured policies. RJ received insurance commissions of $20.9 million on the coinsured policies and $4.7 million on the direct policies in 1998.

         During 1995, the Company and RJ entered into an agreement whereby the Company received a 20% interest in the profits or losses relating to certain lead activities of RJ. The Company had profits of $600,000, $1.1 million, and $2.0 million for 1998, 1997, and 1996, respectively, on these activities.

         Effective January 1, 1997, the Company acquired the agency force and certain assets of RJ for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million.

         During 1993, the Company entered into an agreement with RJ to participate in an interest in a company which has developed a paperless claims system. The Company has written off its investment of $6.1 million over the past four years. In 1998, the Company did not participate in any additional investments in the paperless claim system. The Company incurred losses of $1.4 million and $1.2 million in 1997 and 1996, respectively.

         During 1998 and 1997, the Company sold its interest in various subsidiaries of the Company to RJ for a total sales price of $5.4 million and $1.2 million, respectively, which was approximately the net book value of the tangible assets as of the sale date. During 1998 while it was still owned by the Company, RJ loaned one of the Company's subsidiaries $100,000 which was used for operations.

         In connection with an investment the Company made in an ATM processing company in 1996, RJ provided the Company with an indemnification and granted the Company a "put" option in connection with a $4.0 million investment made by the Company. In 1997, the Company sold its interest in a portion of the ATM business to RJ at net book value of $854,000 as agreed to by all parties to the agreement. In 1998, certain remaining assets of the ATM business were sold and the Company and RJ entered into an agreement concerning the distribution of the proceeds. (See Note T)

         In November 1994, the Company extended a $10.0 million line of credit to RJ. The terms of the line of credit were renegotiated in 1997 so that additional collateral was added and the interest rate decreased to prime from prime plus four percent (4%), maturing December 31, 1998 instead of September 30, 1998. The line of credit was collateralized by certain common stock. RJ repaid $2.5 million in 1997 and the remaining $7.5 million in May 1998.

\
         During the last three years, the Company has acquired all of the minority interest in Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. Onward was a minority interest owner in each of these companies and received $13.6 million for their interest. The price paid was based on a predetermined formula which approximated GAAP book value. Onward is a minority interest owner in one other subsidiary of the Company in which Onward has granted the Company a right of first refusal to purchase the interest at a predetermined formula price. Onward also has the right to require the Company to purchase its ownership interest at the same formula price.

         A $9.0 million note payable to a related party, who is an officer of one of the Company's subsidiaries, was contributed as equity to the subsidiary along with a proportionate amount by the Company. This note payable had a balance of $10.5 million at December 31, 1997.

         In 1998, the Company acquired a 90% interest in an entity owned by Onward for a total price of $236,000, which approximated the net book value of the assets as of the purchase date.

         Prior to July 1, 1998, Onward generated sales leads for agents of the Company. Prior to January 1, 1997, these leads were provided by RJ. The Company paid $7.5 million, $17.7 million and $5.0 million for leads in 1998, 1997, and 1996, respectively. In 1998, the Company purchased the assets of the company that generated the sales leads for a purchase price of $2.8 million.

         In 1995, the Company sold $26.5 million of credit card loans to a trust established for the benefit of investors in certificates representing undivided fractional interests in the trust. Onward purchased a $15.0 million participating interest in this trust. During 1996, this trust was dissolved and the $15.0 million certificate was retired for no gain or loss. This transaction was accounted for as a sale.

         RJ and Onward own an interest in Avtel Communications, Inc. ("AVTEL"), a telephone company. The Company paid $2.4 million, $2.1 million and $1.3 million to AVTEL for services in 1998, 1997, and 1996, respectively, and received a reimbursement payment of $114,000 in 1998 in connection with such services.

         In January 1999, Gregory T. Mutz was elected President and Chief Executive Officer of the Company. Mr. Mutz will continue to serve as Chairman of the Board of AMLI Residential Properties Trust, a REIT traded on the NYSE ("AML"). The Company has a 12% interest in AML. As Chairman of the Board of AML, Mr. Mutz received certain compensation and has various options and deferred compensation programs in which he is a participant, all of which are set out in the AML proxy statement. In addition, as of December 31, 1998, AML had loaned Mr. Mutz $2.1 million on a recourse and secured basis, to purchase 85,345 shares of AML. Mr. Mutz is also Chairman of the Board of AMLI Commercial Properties Trust ("ACPT"), a private REIT in which the Company has a 20% interest. Mr. Mutz owns stock, directly and indirectly in ("ACPT"), and owes ACPT $200,000 which was used to purchase stock in ACPT. At December 31, 1998, Mr. Mutz owed the Company and a subsidiary $3.7 million. The funds were used to purchase shares in the Company and a subsidiary. The amount outstanding at March 12, 1999 was $ 3.3 million, bears interest at the rate of 5% per annum, payable quarterly, has a 6 year term, and is full recourse and secured by 200,000 shares of UICI stock.

         The Company receives a fee for performing marketing and administrative services from two companies owned by certain officers of a subsidiary of the Company. The Company received fees of $45.5 million, $20.8 million, and $9.7 million in 1998, 1997, and 1996, respectively.

         In 1995, RJ acquired a bank in South Dakota ("Richland") which was utilized by the Credit Services Division of the Company to issue credit cards prior to the formation of United Credit National Bank, a credit card bank wholly-owned by the Company. In 1997, the Company purchased $6.3 million of the Credit Services Division credit card receivables from Richland and paid Richland fees of $176,000, $103,000, and $12,000 in 1998, 1997, and 1996, respectively.
The Credit Services

Division has also borrowed $666,000 from Richland of which $497,000 was outstanding at December 31, 1998 at an interest rate range of 9% to 9.25%. The Credit Services Division received $585,000, $885,000 and $476,000 from Richland for services performed in connection with processing of credit cards for 1998, 1997, and 1996, respectively.

         Richland originates student loans for EFG and receives an origination fee as lender. Richland originated $21.6 million in student loans in 1998 and received $66,960 in origination fees. During 1998, Richland sold $20.7 million loans back to EFG at no gain.

         The Company provides data processing services and certain administrative services to a company owned by RJ that administers claims. The Company received fees of $9.2 million and $4.5 million in 1998 and 1997, respectively, and paid $68,700 and $28,300 in 1998 and 1997 for certain processing services performed by this claims administrator. During 1998, the Company loaned $910,000 to this company and was repaid in 1998 with interest at prime plus two.

         Onward is a minority interest owner in one other subsidiary of the Company in which Onward has granted the Company a right of first refusal to purchase the interest at a predetermined formula price. Onward also has the right to require the Company to purchase its ownership interest at the same formula price.

         Onward owns interests in various entities that provide printing, audio visual, or processing services. The Company paid $875,000 in 1998 and received $716,000 reimbursement for certain expenses from such entities.

NOTE P--Investment Annuity Segregated Accounts

         The Company has deferred investment annuity policies which have segregated account assets and liabilities amounting to $229.9 million and $222.3 million at December 31, 1998 and 1997, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts from which the Company has received hold harmless agreements and indemnifications.

NOTE Q--Segment Information

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Other Key
Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations which do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:

                                                    1998            1997            1996
                                                ------------    ------------    ------------
                                                            (Dollars in thousands)
         Revenues
         Insurance:
              Self Employed Agency ..........   $    610,097    $    538,280    $    429,684
              Student Insurance .............        111,047          97,561          94,470
              OKC Division ..................         98,801         100,455         102,515
              Special Risk ..................         66,819          56,104           7,054
              National Motor Club ...........         27,257          10,296              --
                                                ------------    ------------    ------------
                                                     914,021         802,696         633,723
                                                ------------    ------------    ------------

         Financial Services:
              Credit Services ...............        123,152          50,267          39,658
              Educational Finance Group .....         57,233           8,014              --
              Insurdata .....................         41,236          25,088          12,722
              Other Business Units ..........         34,773          42,743          22,240
                                                ------------    ------------    ------------
                                                     256,394         126,112          74,620
                                                ------------    ------------    ------------

         Other Key Factors ..................         32,993          38,662          22,250
                                                ------------    ------------    ------------

         Intersegment Eliminations ..........        (23,505)        (11,641)             --
                                                ------------    ------------    ------------
                    Total revenues ..........   $  1,179,903    $    955,829    $    730,593
                                                ============    ============    ============


                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
                                                                          (Dollars in thousands)
         Income before federal income
           taxes and minority interests
         Insurance:
              Self Employed Agency .........................   $     (4,765)   $     47,552    $     57,872
              Student Insurance ............................          6,089          15,540          14,404
              OKC Division .................................         20,436          18,880          16,117
              Special Risk .................................          5,805           7,988           1,205
              National Motor Club ..........................          5,099           2,024              --
                                                               ------------    ------------    ------------
                                                                     32,664          91,984          89,598

         Financial Services:
              Credit Services ..............................         46,295          20,543          15,190
              Educational Finance Group ....................         (1,339)          2,020              --
              Insurdata ....................................          3,277           2,637            (483)
              Other Business Units .........................            441          (5,844)         (4,301)
                                                               ------------    ------------    ------------
                                                                     48,674          19,356          10,406
                                                               ------------    ------------    ------------

         Other Key Factors .................................         16,143          24,506          11,378
                                                               ------------    ------------    ------------

                    Total income before federal income
                    taxes and minority interests ...........   $     97,481    $    135,846    $    111,382
                                                               ============    ============    ============

                                                    1998           1997            1996
                                                ------------   ------------   ------------
                                                          (Dollars in thousands)
         Identifiable Assets
         Insurance:
              Self Employed Agency ..........   $    444,240   $    353,659   $    248,692
              Student Insurance .............         87,303         87,423         83,199
              OKC Division ..................        585,055        605,803        625,403
              Special Risk ..................         51,580         51,456            133
              National Motor Club ...........         26,038         20,457             --
                                                ------------   ------------   ------------
                                                   1,194,216      1,118,798        957,427
                                                ------------   ------------   ------------

         Financial Services:
              Credit Services ...............        195,242         74,424         31,671
              Educational Finance Group .....        773,412         37,681             --
              Insurdata .....................         22,338         16,417         13,748
              Other Business Units ..........         19,226         22,572         10,150
                                                ------------   ------------   ------------
                                                   1,010,218        151,094         55,569
                                                ------------   ------------   ------------

         Other Key Factors ..................        270,621        309,491        307,992
                                                ------------   ------------   ------------
                    Total assets ............   $  2,475,055   $  1,579,383   $  1,320,988
                                                ============   ============   ============

NOTE R--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                         1998            1997          1996
                                                     ------------   ------------   ------------
                                                                 (Dollars in thousands)
         Net income available to
              common shareholders ................   $     58,769   $     86,504   $     69,247
                                                     ------------   ------------   ------------

         Weighted average shares outstanding--
              basic earnings per share ...........         46,244         45,300         41,590

         Effect of dilutive securities:
              Employee stock options .............            224             35             50
                                                     ------------   ------------   ------------

         Weighted average shares outstanding--
              dilutive earnings per share ........         46,468         45,335         41,640
                                                     ------------   ------------   ------------

         Basic earnings per share ................   $       1.27   $       1.91   $       1.66
                                                     ============   ============   ============

         Diluted earnings per share ..............   $       1.26   $       1.91   $       1.66
                                                     ============   ============   ============

NOTE S--Supplemental Financial Statement Data

Details of underwriting, acquisitions, and insurance expenses are as follows:

                                                                    Year Ended December 31,
                                                          ------------------------------------------
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
                                                                    (Dollars in thousands)
Amortization of deferred policy acquisition costs .....   $     24,480   $     21,001   $     17,080
Commissions ...........................................         97,614         91,082         91,686
Administrative expenses ...............................        135,228        116,851         83,990
Premium taxes .........................................         18,514         24,498         14,158
                                                          ------------   ------------   ------------
                                                          $    275,836   $    253,432   $    206,914
                                                          ============   ============   ============

NOTE T--Sale of Sun Tech Processing Systems, LLC

         In 1996, the Company invested $4 million in exchange for a 100% Class A and a 40% Class B membership interest in Cash Delivery Systems, LLC ("CDS"), formerly known as Sun Network Technologies ("SNT"). The remaining 60% Class B membership interest was owned by Sun Communications, Inc. ("Sun"). At the time of the Company's investment, CDS was in the business of owning and placing automated teller machines ("ATMs") and processing ATM transactions. In connection with the Company's investment in CDS, the Company's Chairman executed an agreement in which the Chairman agreed to indemnify the Company for any loss or reduction in value of the Company's Class A membership contribution and granted an option to the Company to put the Class A membership interest to the Chairman for $4 million. CDS and the Company's Chairman then invested $80,000 and $20,000 in Sun Tech Processing Systems, LLC ("STP") in exchange for an 80% and 20% membership interest, respectively. In addition, the Company's Chairman agreed to enter into an agreement to loan up to $6 million to STP, secured by all property acquired with the funds loaned.

         Effective December 31, 1996, the Company contemporaneously completed several transactions involving the Company, its Chairman, Sun, CDS and STP. First, CDS and the Company's Chairman withdrew their membership contributions from STP and the debt agreement was canceled. Second, the Company and Sun were issued new Class B membership interests in STP of 80% and 20%, respectively. Third, the Company invested an additional $2 million in STP in exchange for a 100% Class A membership interest. Fourth, CDS transferred its ATM transaction processing business to STP as agreed to by all parties to the agreement. Fifth, the Company sold its entire Class A and Class B membership interests in CDS to the Company's Chairman for $854,000 as agreed to by all parties to the agreement, which represented the net book value of CDS before the transfer of the ATM transaction processing business to STP. In addition, the Chairman agreed to return to the Company any return on investment of the Class A membership interest in CDS in excess of $854,000 that he would receive, after repayment of his loans to CDS.

         The transactions described above are governed by an agreement by and among the Company, its Chairman, Sun, CDS and STP dated in March 1997 (the "March 1997 Agreement"), which provides that (i) there will be no distributions to Class B members of STP or CDS until all Class A preferred interests in both STP and CDS have been paid or redeemed in full and (ii) should funds be available to any parties from either STP or CDS, such funds will be loaned to the other company until the preferred interests are retired. The Regulations of both STP and CDS further require the payment of all outstanding debt before any members receive a distribution upon liquidation. In connection with the above transactions, the Chairman made secured and unsecured loans of approximately $12 million to CDS. After the sale of CDS's ATMs and use of the proceeds to repay these loans in part, approximately $6.2 million of the Company Chairman's loans to CDS remained outstanding as of December 31, 1998. These loans bear interest at an annual rate of 2.5% plus the prime rate, payable monthly, and have a maturity date of July 1, 2001.

         In February 1998, the assets of STP were sold to an unrelated party for $17.5 million and the Company has recognized, in 1998, a gain in the total amount of $9.7 million (see Note U). Consistent with its understanding of the March 1997 Agreement, the Company recorded a gain of $2.3 million in the first quarter of 1998, representing the distribution due to its Class A and Class B interests in STP after funds were advanced to CDS to retire the Company Chairman's debt and redeem his Class A interest in CDS. In April 1998, Sun filed certain claims in District Court in Dallas County, Texas concerning the distribution of the proceeds from the sale of the assets. The core issue was whether the provisions of the March 1997 Agreement would require that STP make a loan or advance to CDS out of the proceeds of the sale so that CDS could repay the loans made by the Chairman to CDS and could redeem the Chairman's Class A preferred membership interest in CDS. A liquidator was appointed to rule on the proper distribution based upon the interpretation of the March 1997 Agreement among the Company, its Chairman and the minority shareholder. The liquidator ruled that the proceeds should be distributed differently than had previously been determined by the Company in the first quarter of 1998.

         The net effect of any loan or advance to CDS would be to reduce the funds available for STP to distribute to the Company and Sun. In order to eliminate any possible conflict between the Company and its Chairman, the Company and its Chairman reached an agreement effective June 30, 1998 in which the Chairman agreed to decrease the amount of his proceeds from the sale of the assets of STP, and increase the amount of the Company's proceeds, by an amount equal to the shortfall, if any, between the amount that would be awarded to the Company based on Sun's reading of the March 1997 Agreement and the amount awarded to the Company in the final outcome of the litigation.

         The District Court ruled in December 1998 that, as a matter of law, the March 1997 Agreement should be read in the manner urged by Sun and consistent with the liquidator's previous ruling and entered the judgment directing distribution of the proceeds in the manner urged by Sun which included an additional $1.7 million in attorney's fees which could be increased to $2.1 million under certain circumstances. The Company's Chairman has filed a notice of appeal in his personal capacity as a party to the agreement but has not determined whether or how he will proceed with that appeal. The Company has filed a notice of appeal and is considering whether to raise as issues the amount of attorney's fees to be paid to Sun and other issues ruled on by the court. However, the Company does not intend to directly appeal the District Court's ruling with regard to the distribution of the proceeds. The Company believes it is probable that the outcome of the appeal and or potential settlement, if any, will not materially affect the distribution of the proceeds to the Company as contained in the final judgment of the District Court.

NOTE U--Quarterly Results (Unaudited)

The unaudited quarterly results for 1998 and 1997 were as follow:


                                                                  1998
                                           -------------------------------------------------
                                              First       Second        Third       Fourth
                                           ----------   ----------   ----------   ----------
                                            (Dollars in thousands, except per share amounts)

Revenues ...............................   $  277,811   $  300,771   $  288,532   $  312,789
Income before federal income taxes
  and minority interests ...............       15,583       22,676       22,362       36,860
Net income .............................        8,157       14,458       13,531       22,623

Diluted earnings per common share ......   $     0.18   $     0.31   $     0.29   $     0.48



                                                                  1997
                                           -------------------------------------------------
                                              First       Second        Third       Fourth
                                           ----------   ----------   ----------   ----------
                                            (Dollars in thousands, except per share amounts)

Revenues ...............................   $  200,253   $  224,182   $  230,865   $  300,529
Income before federal income taxes
  and minority interests ...............       31,599       32,819       35,370       36,058
Net income .............................       20,292       20,944       22,614       22,654

Diluted earnings per common share ......   $     0.45   $     0.46   $     0.50   $     0.50

         Computation of earnings per share for each quarter are made independently of earnings per share for the year. The lower earnings of the first quarter of 1998 are the results of the SEA Division reporting losses on certain managed care products. Included in the first quarter of 1998 is a $2.3 million gain from the sale of certain assets of an ATM processing company in February 1998. The $2.3 million gain was reported in the Other Business Units segment and was partially offset by $2.5 million in operating losses from a company that was disposed of in the third quarter of 1998. During the second quarter, a dispute arose among the Company and its Chairman on one side and the minority shareholder of one of the Company's subsidiaries on the other, as to the contract interpretation and the distribution of the proceeds from the sale of the assets of this subsidiary. A liquidator was appointed to rule on the proper distribution based upon the interpretation of the agreement among the Company, its Chairman, and the minority shareholder. The liquidator ruled that the proceeds should be distributed differently than had previously been determined by the Company. Accordingly, the Company recorded its additional portion of the gain of $ 7.4 million in the second quarter of 1998 based on that ruling. Although by interlocutory appeal the court of appeals divested the liquidator of his authority, the trial court ultimately endorsed the liquidator's ruling. The additional $7.4 million gain was reported in the Other Business Units segment. (See Note T) The second quarter included $8.0 million in operating losses from a company that was disposed of in the third quarter of 1998. The higher earnings of the fourth quarter of 1998 are the result of the SEA Division returning to profitability and the Credit Services Division reporting significant growth in sales and profits from a program started in 1997.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              UICI (PARENT COMPANY)

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                DECEMBER 31
                                                          -----------------------
                                                              1998          1997
                                                          ----------   ----------
ASSETS:
    Investments:
        Investments in and advances to subsidiaries* ..   $  616,621   $  506,391
        Investment in agents' receivables .............       10,469       18,666
        Guaranteed student loans ......................          992        1,062
        Collateral loans ..............................        2,504       16,520
        Credit card loans .............................           --       21,410
        Short-term and other investments ..............       11,403          917
                                                          ----------   ----------

           Total Investments ..........................      641,989      564,966

    Cash ..............................................        1,478        3,577
    Other .............................................       11,935        3,819
                                                          ----------   ----------

                                                          $  655,402   $  572,362
                                                          ==========   ==========

LIABILITIES:
    Accrued expenses and other liabilities ............   $    6,202   $    7,925
    Short-term debt ...................................       28,950        3,951
    Long-term debt ....................................       19,754       23,704
    Federal income taxes payable ......................        5,705          492
                                                          ----------   ----------

                                                              60,611       36,072

STOCKHOLDERS' EQUITY
    Common stock ......................................          464          462
    Preferred stock ...................................           --           --
    Additional paid-in capital ........................      166,489      165,891
    Accumulated other comprehensive income
    Net unrealized investment gains
      held by subsidiaries ............................       13,412       14,280
    Retained earnings .................................      414,426      355,657
                                                          ----------   ----------
                                                             594,791      536,290
                                                          ----------   ----------

                                                          $  655,402   $  572,362
                                                          ==========   ==========

*        Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                              UICI (PARENT COMPANY)

                              STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                               YEAR ENDED DECEMBER 31
                                                          1998          1997          1996
                                                       ----------    ----------    ----------
Income:
    Dividends from subsidiaries* ...................   $   37,863    $   39,154    $   27,198
    Interest income ................................        6,785        10,004         9,578
    Interest and other income from subsidiaries* ...        1,043           572           621
    Gains (losses) on sale of investments ..........          (41)         (162)        2,283
    Fees and other income ..........................        3,573        13,013        17,114
                                                       ----------    ----------    ----------

                                                           49,223        62,581        56,794
                                                       ----------    ----------    ----------

Expenses:
    General and administrative expenses ............        4,320           955         7,521
    Administrative expenses to subsidiaries* .......        8,438         9,553         6,462
    Interest expense ...............................        2,641         2,449         2,471
                                                       ----------    ----------    ----------

                                                           15,399        12,957        16,454
                                                       ----------    ----------    ----------

       Income before equity in undistributed
          earnings of subsidiaries
          and federal income taxes .................       33,824        49,624        40,340

Equity in undistributed earnings of
    subsidiaries ...................................       32,048        43,447        35,185
                                                       ----------    ----------    ----------

    Income before federal income taxes .............       65,872        93,071        75,525
Federal income taxes ...............................        7,103         6,567         6,278
                                                       ----------    ----------    ----------

    Net income .....................................   $   58,769    $   86,504    $   69,247
                                                       ==========    ==========    ==========

*   Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                              UICI (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                  --------------------------------------------
                                                                      1998            1997            1996
                                                                  ------------    ------------    ------------
OPERATING ACTIVITIES
   Net Income .................................................   $     58,769    $     86,504    $     69,247
   Adjustments to reconcile net income
      to cash provided by operating activities:
         Equity in undistributed earnings of subsidiaries .....        (32,048)        (43,447)        (35,185)
         (Gains) losses on sale of investments ................             41             162          (2,283)
         Decrease in amounts due from related companies .......             --             547              31
         Increase in other receivables ........................         (3,300)             --              --
         Increase (decrease) in accrued expenses
         and other liabilities ................................         (6,560)          2,517            (905)
         Deferred income taxes (benefit) ......................         (1,047)          1,914           2,118
         Increase (decrease) in federal income taxes payable ..          6,260          (5,035)          1,510
        Other items, net ......................................         (3,473)            678          (1,677)
                                                                  ------------    ------------    ------------
      Cash Provided by Operations .............................         18,642          43,840          32,856
                                                                  ------------    ------------    ------------

INVESTING ACTIVITIES
   Purchase of subsidiaries ...................................             --         (66,948)           (275)
   Disposal of subsidiaries and assets ........................         21,270              --              --
   Purchase of minority interest ..............................        (11,117)        (15,062)         (9,831)
   Increase of investments in and advances to subsidiaries ....        (79,525)        (35,614)        (24,428)
   Payments of credit card loans ..............................        143,180         129,206         118,503
   Funding of credit card loans ...............................       (116,935)       (128,127)       (104,265)
   Purchase of health business ................................             --          (5,218)             --
   Net decrease (increase) in other investments ...............        (10,761)         88,600         (90,127)
   Decrease (increase) in agents' investments .................          8,197          (5,384)         (2,706)
                                                                  ------------    ------------    ------------
     Cash used in investing activities ........................        (45,691)        (38,547)       (113,129)
                                                                  ------------    ------------    ------------

FINANCING ACTIVITIES
   Proceeds of notes payable ..................................         37,000              --          10,250
   Repayment of notes payable .................................        (15,950)             --         (22,242)
   Repayment of payable to related party ......................             --              --         (10,735)
   Proceeds from exercise of warrants and stock options .......             --             417             179
   Proceeds from issuance of common stock, net of expenses ....          3,900              --         100,148
   Purchase of treasury stock .................................             --            (194)           (271)
                                                                  ------------    ------------    ------------
      Cash Provided by Financing Activities ...................         24,950             223          77,329
                                                                  ------------    ------------    ------------

      Increase (decrease) in Cash .............................         (2,099)          5,516          (2,944)
      Cash (overdraft) at Beginning of Period .................          3,577          (1,939)          1,005
                                                                  ------------    ------------    ------------
      Cash (overdraft) at End of Period .......................   $      1,478    $      3,577    $     (1,939)
                                                                  ============    ============    ============

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                      UICI
                                AND SUBSIDIARIES

               SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION


    COL. A                         COL. B          COL. C         COL. D        COL. E
   ---------                     ------------   ------------   ------------   ------------

                                   Deferred     Future Policy
                                    Policy    Benefits, Losses,
                                 Acquisition  Claims, and Loss   Unearned    Policyholder
                                    Costs         Expenses       Premiums        Funds
                                 ------------   ------------   ------------   ------------
                                                   (Dollars in thousands)

December 31, 1998:
     Self Employed Agency ....   $     22,856   $    255,170   $     37,142   $      7,972
     Student Insurance .......          3,212         25,621         31,546             --
     OKC Division ............         50,894        465,782         35,957          9,560
     Special Risk ............            910         37,552          1,552          3,058
     National Motor Club .....          1,611          1,470          4,372             --
                                 ------------   ------------   ------------   ------------
         Total ...............   $     79,483   $    785,595   $    110,569   $     20,590
                                 ============   ============   ============   ============

December 31, 1997:
     Self Employed Agency ....   $     22,778   $    205,429   $     39,085   $      6,614
     Student Insurance .......          7,469         28,785         29,899             --
     OKC Division ............         54,377        487,380         30,942          8,940
     Special Risk ............          1,170         24,251            957          4,197
     National Motor Club .....            220             --          4,813             --
                                 ------------   ------------   ------------   ------------
         Total ...............   $     86,014   $    745,845   $    105,696   $     19,751
                                 ============   ============   ============   ============


December 31, 1996:
     Self Employed Agency ....   $      7,518   $    167,212   $     29,648   $      5,496
     Student Insurance .......          2,781         32,581         25,325             --
     OKC Division ............         49,656        514,153         24,405          8,504
     Special Risk ............             --             --             --             --
     National Motor Club .....             --             --             --             --
                                 ------------   ------------   ------------   ------------
         Total ...............   $     59,955   $    713,946   $     79,378   $     14,000
                                 ============   ============   ============   ============

                                      UICI
                                AND SUBSIDIARIES

         SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION (continued)


                                   COL. F       COL. G       COL. H       COL. I       COL J        COL K
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                            Benefits,  Amortization
                                                             Claims    of Deferred
                                                           Losses, and    Policy       Other
                                   Premium    Investment   Settlement   Acquisition   Operating    Premiums
                                   Revenue      Income*     Expenses      Costs       Expenses*     Written
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
1998:
 Self Employed Agency .........  $  572,516   $   18,467   $  430,228   $    3,030   $  162,490   $  734,445
 Student Insurance ............     107,029        2,764       76,448        3,393       23,863   ==========
 OKC Division .................      58,915       32,667       38,573       17,797       14,777
 Special Risk .................      55,155        2,455       38,115          260       13,430
 National Motor Club ..........       3,007          363        2,671           --           70
                                 ----------   ----------   ----------   ----------   ----------
                                 $  796,622   $   56,716   $  586,035   $   24,480   $  214,630
                                 ==========   ==========   ==========   ==========   ==========

1997:
 Self Employed Agency .........  $  503,167   $   14,787   $  317,703   $    2,667   $  150,031   $  648,723
 Student Insurance ............      94,099        2,599       56,026           --       25,133   ==========
 OKC Division .................      58,411       34,159       43,223       18,204       12,263
 Special Risk .................      44,636          847       30,016          130        7,349
 National Motor Club ..........       3,027          104        2,689           --           55
                                 ----------   ----------   ----------   ----------   ----------
                                 $  703,340   $   52,496   $  449,657   $   21,001   $  194,831
                                 ==========   ==========   ==========   ==========   ==========

1996:
 Self Employed Agency .........  $  390,878   $   12,231   $  226,661   $    2,252   $  116,324   $  506,699
 Student Insurance ............      91,254        2,713       56,581          326       22,656   ==========
 OKC Division .................      60,970       34,989       52,062       14,502       13,278
 Special Risk .................       4,653           72          591           --        3,155
                                 ----------   ----------   ----------   ----------   ----------
                                 $  547,755   $   50,005   $  335,895   $   17,080   $  155,413
                                 ==========   ==========   ==========   ==========   ==========



* Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                                      UICI
                                AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE
                             (Dollars in thousands)


                                                                                                Percentage
                                                                                                Of Amount
                                     Gross                                         Net           Assumed
                                     Amount         Ceded         Assumed         Amount         to Net
                                  ------------   ------------   ------------   ------------   ------------
Year ended December 31, 1998
    Life insurance in force ...   $  4,850,858   $  1,291,525   $  1,668,440   $  5,227,773           31.9%
                                  ============   ============   ============   ============   ============

Premiums:
    Life insurance ............   $     51,755   $     13,237   $     10,829   $     49,347           21.9%
    Health insurance ..........        601,163         69,083        215,195        747,275           28.8%
                                  ------------   ------------   ------------   ------------
                                  $    652,918   $     82,320   $    226,024   $    796,622
                                  ============   ============   ============   ============
Year ended December 31, 1997
    Life insurance in force ...   $  4,898,072   $  1,526,651   $  2,115,614   $  5,487,035           38.6%
                                  ============   ============   ============   ============   ============

Premiums:
    Life insurance ............   $     54,497   $     16,539   $     11,476   $     49,434           23.2%
    Health insurance ..........        420,432         25,778        259,252        653,906           39.6%
                                  ------------   ------------   ------------   ------------
                                  $    474,929   $     42,317   $    270,728   $    703,340
                                  ============   ============   ============   ============

Year ended December 31, 1996
    Life insurance in force ...   $  4,262,222   $    863,957   $    731,827   $  4,130,092           17.7%
                                  ============   ============   ============   ============   ============

Premiums:
    Life insurance ............   $     51,334   $     11,823   $      7,059   $     46,570           15.2%
    Health insurance ..........        268,355         15,547        248,377        501,185           49.6%
                                  ------------   ------------   ------------   ------------
                                  $    319,689   $     27,370   $    255,436   $    547,755
                                  ============   ============   ============   ============

                                      UICI
                                AND SUBSIDIARIES

                 SCHEDULE V -- VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                                              Recoveries/   Deductions/
                                       Balance At   Additions    Charged        Amounts      Balance
                                       Beginning    Cost and     to Other       Charged     At End of
                                       of Period    Expenses     Accounts         Off        Period
                                       ---------    --------     --------         ---        ------

Allowance for losses

Year ended December 31, 1998

    Credit card receivables .......   $    4,283   $   73,954   $       --   $  (11,426)   $   66,811
    Agents' receivables ...........        1,491           95           --       (1,103)          483
    Mortgage and collateral loans .          650           --           --           --           650
    Student loans .................          400          535           --           --           935
    Real estate ...................        2,723          400           --       (2,040)        1,083

Year ended December 31, 1997
    Credit card receivables .......   $    8,728   $   12,797   $       --   $  (17,242)   $    4,283
    Agents' receivables ...........        1,182          501            1         (193)        1,491
    Mortgage and collateral loans .          650           --           --           --           650
    Student loans .................          278          122           --           --           400
    Real estate ...................        2,614          109           --           --         2,723

Year ended December 31, 1996
    Credit card receivables .......   $   12,129   $   13,526   $      604   $  (17,531)   $    8,728
    Agents' receivables ...........        2,986           --           --       (1,804)        1,182
    Mortgage and collateral loans .          650           --           --           --           650
    Student loans .................          178          100           --           --           278
    Real estate ...................           --        2,614           --           --         2,614

                               INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
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

3.2(A) Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Form 10Q dated March 31, 1998, filed on May 14, 1998, File No.
           0-14320, and incorporated by reference herein.

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

Exhibit
Number     Description
------     -----------
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

Exhibit
Number     Description
------     -----------
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

Exhibit
Number     Description
------     -----------
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

Exhibit
Number     Description
------     -----------
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

Exhibit
Number     Description
------     -----------
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

21         Subsidiaries of UICI

23         Consent of Independent Auditors

27         Financial Data Schedule


                          NOTE FOR READERS OF FORM 10-K

         This copy of the Annual Report on Form 10-K only includes a copy of
Exhibit 21. UICI will provide a copy of any exhibit upon written request. All requests should be mailed to the address on Page 1 or to www.ir@uici.net