Form 10-Q
period 1999-03-31
UICI
filed 1999-05-17
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      From the transition period from _________________ to ________________


                         Commission File Number 0-14320


                                      UICI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               75-2044750
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                             75244
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code         (972) 392-6700
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--46,230,941 shares as of May 5, 1999.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

         Consolidated condensed balance sheets-March 31, 1999
         (unaudited)-and December 31, 1998                                           3

         Consolidated condensed statements of income
         (unaudited)-Three months ended March 31, 1999 and 1998                      4

         Consolidated statements of comprehensive income
         (unaudited)-Three months ended March 31, 1999 and 1998                      5

         Consolidated condensed statements of cash flows
         (unaudited)-Three months ended March 31, 1999 and 1998                      6

         Notes to consolidated condensed financial statements
         (unaudited)-March 31, 1999                                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                              11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          17

Item 4.  Submission of Matters to a Vote of Security Holders                        18

Item 6.  Exhibits and Reports on Form 8-K                                           19

         SIGNATURES                                                                 20

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

                                                            March 31,       December 31,
                                                              1999              1998
                                                          (Unaudited)
                                                          ------------      ------------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost: 1999--$867,580; 1998--$865,589) ..     $    871,069      $    886,406
         Equity securities, at fair value
            (cost: 1999--$24,003; 1998--$12,302) ....           23,323            18,764
     Mortgage and collateral loans ..................            7,983             8,266
     Policy loans ...................................           20,914            21,332
     Investment in unconsolidated subsidiary ........           46,070            45,843
     Short-term investments .........................          154,545           209,616
                                                          ------------      ------------
           Total investments ........................        1,123,904         1,190,227
   Student loans ....................................          788,058           670,429
   Credit card loans ................................          157,411           136,280
   Cash .............................................           10,807            16,900
   Agents' receivables ..............................           12,775            11,249
   Reinsurance receivables ..........................           89,185            89,566
   Receivables from related parties .................           17,315            14,069
   Due premiums and other receivables ...............           32,611            39,675
   Investment income due and accrued ................           52,318            41,022
   Deferred acquisition costs .......................           91,068            93,008
   Goodwill .........................................          109,982           108,346
   Property and equipment, net ......................           52,367            51,938
   Other ............................................           14,286            12,346
                                                          ------------      ------------
                                                          $  2,552,087      $  2,475,055
                                                          ============      ============

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ............     $    466,609      $    468,297
     Claims .........................................          315,842           317,298
     Unearned premiums ..............................          108,690           110,569
     Other policy liabilities .......................           20,203            20,590
   Federal income taxes .............................           25,797            36,111
   Other liabilities ................................           86,305            91,133
   Notes payable to related parties .................              210               497
   Time deposits ....................................          107,311            98,913
   Short-term debt ..................................           44,755            29,778
   Long-term debt ...................................           21,940            21,268
   Student loan credit facility .....................          738,725           669,026
                                                          ------------      ------------
                                                             1,936,387         1,863,480

MINORITY INTERESTS ..................................           16,471            16,784

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share ...........              464               464
   Preferred stock, par value $.01 per share
   Additional paid-in capital .......................          166,489           166,489
   Treasury stock ...................................           (4,575)             --
   Accumulated other comprehensive income:
     Net unrealized investment gains ................            1,545            13,412
   Retained earnings ................................          435,306           414,426
                                                          ------------      ------------
                                                               599,229           594,791
                                                          ------------      ------------
                                                          $  2,552,087      $  2,475,055
                                                          ============      ============

NOTE: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                Three Months Ended
                                                                    March 31,
                                                              1999            1998
                                                           -----------     -----------
REVENUE
   Premiums
     Health ..........................................     $   174,479     $   181,810
     Life premiums and other considerations ..........          12,073          12,717
   Investment income .................................          21,216          21,602
   Other interest income .............................          17,948           1,115
   Credit card fees ..................................          54,578          16,783
   Other fee income ..................................          29,698          26,302
   Other income ......................................           1,113          15,665
   Gains on sale of investments ......................           1,981           1,817
                                                           -----------     -----------
                                                               313,086         277,811

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses .........         141,472         145,874
   Underwriting, acquisition, and insurance expenses .          61,345          70,280
   Other expenses ....................................          40,260          41,706
   Provisions for doubtful accounts ..................          27,095           3,639
   Interest expense ..................................           1,008             729
   Interest expense - student loan credit facility ...          10,525            --
                                                           -----------     -----------
                                                               281,705         262,228

     INCOME BEFORE FEDERAL INCOME TAXES
     AND MINORITY INTERESTS ..........................          31,381          15,583
Federal income taxes .................................          10,287           5,131
                                                           -----------     -----------
     INCOME BEFORE MINORITY INTERESTS ................          21,094          10,452

Minority interests ...................................             214           2,295
                                                           -----------     -----------

     NET INCOME ......................................     $    20,880     $     8,157
                                                           ===========     ===========


     BASIC EARNINGS PER COMMON SHARE .................     $      0.45     $      0.18
                                                           ===========     ===========

     DILUTED EARNINGS PER COMMON SHARE ...............     $      0.44     $      0.18
                                                           ===========     ===========




See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        1999            1998
                                                                     ----------      ----------
Net income .....................................................     $   20,880      $    8,157

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period ...        (19,637)         (5,874)
     Less:  reclassification adjustment for gains
       included in net income ..................................          1,386           1,862
                                                                     ----------      ----------
                Other comprehensive loss,
                  before tax ...................................        (18,251)         (4,012)
     Income tax benefit related to items of
       other comprehensive income ..............................          6,384           1,399
                                                                     ----------      ----------
                Other comprehensive loss, net of tax ...........        (11,867)         (2,613)
                                                                     ----------      ----------

Comprehensive income ...........................................     $    9,013      $    5,544
                                                                     ==========      ==========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         1999            1998
                                                                      ----------      ----------
OPERATING ACTIVITIES
   Net income ...................................................     $   20,880      $    8,157
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase (decrease) in policy liabilities ..................         (1,817)         28,124
     Increase (decrease) in other liabilities ...................         (4,762)          8,244
     Increase (decrease) in federal income taxes payable ........        (10,314)          3,402
     Decrease (increase) in deferred acquisition costs ..........          1,939          (2,829)
     Increase in accrued investment income ......................        (11,296)           (794)
     Decrease (increase) in reinsurance and other receivables ...          4,199          (5,804)
     Depreciation and amortization ..............................          3,935           2,066
     Provision for doubtful accounts ............................         27,095           3,639
     Net income attributable to minority interests ..............            214           2,295
     Gains on sale of investments ...............................         (1,981)         (1,817)
     Other items, net ...........................................         (1,940)         (2,482)
                                                                      ----------      ----------

         Cash Provided by Operations ............................         26,152          42,201
                                                                      ----------      ----------

INVESTING ACTIVITIES
   Increase in student loans ....................................       (117,629)       (279,937)
   Increase in credit card loans ................................        (48,226)        (17,670)
   Decrease (increase) in other investments .....................         56,293         (31,473)
   Decrease (increase) in agents' receivables ...................         (1,525)            510
   Minority interest purchased ..................................         (3,000)         (6,000)
   Decrease (increase) in property and equipment ................         (3,066)          1,472
                                                                      ----------      ----------

         Cash Used in Investing Activities ......................       (117,153)       (333,098)
                                                                      ----------      ----------

FINANCING ACTIVITIES
   Net cash provided from time deposits .........................          8,398          11,310
   Deposits from investment products ............................          4,139           4,472
   Withdrawals from investment products .........................         (7,732)         (8,388)
   Proceeds from student loan credit facility ...................        296,330         282,690
   Repayment of student loan credit facility ....................       (226,631)           --
   Proceeds from debt ...........................................         15,811             486
   Repayments of debt ...........................................           (448)         (3,245)
   Purchase of treasury stock ...................................         (4,575)           --
   Distributions to minority interests ..........................           (384)            882
                                                                      ----------      ----------

         Cash Provided by Financing Activities ..................         84,908         288,207
                                                                      ----------      ----------

         Net Decrease in Cash ...................................         (6,093)         (2,690)
         Net Cash at Beginning of Period ........................         16,900          15,932
                                                                      ----------      ----------

         Cash at End of Period ..................................     $   10,807      $   13,242
                                                                      ==========      ==========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (?GAAP?) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE B--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (SFAS)

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company adopted the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are accrued in the period in which they are incurred. The effects of initially adopting SOP 97-3 were not material to the Company.

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

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                         1999           1998
                                                       ----------     ----------
                                                          (In thousands, except
                                                            per share amounts)
Net income available to common shareholders ......     $   20,880     $    8,157
                                                       ----------     ----------

Weighted average shares outstanding--
     basic earnings per share ....................         46,337         46,229

Effect of diluted  securities:
     Employee stock options ......................          1,299             31
                                                       ----------     ----------

Weighted average shares outstanding--
     dilutive earnings per share .................         47,636         46,260
                                                       ----------     ----------

Basic earnings per common share ..................     $     0.45     $     0.18
                                                       ==========     ==========

Diluted earnings per common share ................     $     0.44     $     0.18
                                                       ==========     ==========

NOTE D--LEGAL PROCEEDINGS

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

         The Company and its Chairman are involved in litigation with an outside party concerning the distribution of proceeds from the sale of SunTech Processing Systems, LLC ("STP") assets in February 1998. The District Court ruled in December 1998 that, as a matter of law, the March 1997 Agreement should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with the liquidator's previous ruling and entered a judgment directing distribution of the proceeds in the manner urged by Sun which included an additional $1.7 million in attorney's fees which could be increased to $2.1 million under certain circumstances. The Company's Chairman has filed a notice of appeal in his personal capacity as a party to the agreement but has not determined whether or how he will proceed with that appeal. The Company has filed a notice of appeal and is considering whether to raise as issues the amount of attorney's fees to be paid to Sun and other issues ruled on by the Court. However, the Company does not intend to directly appeal the District Court's ruling with regard to the distribution of the proceeds. The Company believes it is probable that the outcome of the appeal and or potential settlement, if any, will not materially affect the distribution of the proceeds to the Company as contained in the final judgment of the District Court.

NOTE E-- Segment Information

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations which do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:

                                                    Three Months Ended
                                                       March 31,
                                                 1999              1998
                                             ------------      ------------
                                                     (In thousands)
Revenues
   Insurance:
     Self Employed Agency ..............     $    146,680      $    149,201
     Student Insurance .................           26,087            25,854
     OKC Division ......................           23,984            25,041
     Special Risk ......................           14,547            17,531
     National Motor Club ...............            6,698             7,053
                                             ------------      ------------
                                                  217,996           224,680

   Financial Services:
     Credit Services ...................           58,814            17,899
     Educational Finance Group .........           23,373             7,481
     Insurdata .........................           11,215             9,868
     Other Business Units ..............              121            14,400
                                             ------------      ------------
                                                   93,523            49,648

   Other Key Factors ...................           10,317            10,223
                                             ------------      ------------
                                                  321,836           284,551
   Inter Segment Eliminations ..........           (8,750)           (6,740)
                                             ------------      ------------
Total Revenues .........................     $    313,086      $    277,811
                                             ============      ============

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                    1999             1998
                                                                                 -----------      -----------
                                                                                        (In thousands)
Income (loss) before federal income taxes and minority interest Insurance:
   Self Employed Agency ....................................................     $     3,151      $    (6,292)
   Student Insurance .......................................................             760            2,392
   OKC Division ............................................................           5,518            4,534
   Special Risk ............................................................            (450)           1,285
   National Motor Club .....................................................           1,099            1,014
                                                                                 -----------      -----------
                                                                                      10,078            2,933

Financial Services:
   Credit Services .........................................................          14,822            5,405
   Educational Finance Group ...............................................           1,226              162
   Insurdata ...............................................................             824              971
   Other Business Units ....................................................            --                237
                                                                                 -----------      -----------
                                                                                      16,872            6,775

Other Key Factors ..........................................................           4,431            5,875
                                                                                 -----------      -----------
                                                                                 $    31,381      $    15,583
                                                                                 ===========      ===========

                                                                                           March 31,
                                                                                    1999             1998
                                                                                 -----------      -----------
                                                                                        (In thousands)
Identifiable Assets
Insurance:
   Self Employed Agency ....................................................     $   438,149      $   379,293
   Student Insurance .......................................................          81,113           90,184
   OKC Division ............................................................         591,196          601,581
   Special Risk ............................................................          50,960           38,875
   National Motor Club .....................................................          25,991           21,300
                                                                                 -----------      -----------
                                                                                   1,187,409        1,131,233

Financial Services:
   Credit Services .........................................................         220,482           98,208
   Educational Finance Group ...............................................         853,722          328,805
   Insurdata ...............................................................          17,470           13,618
   Other Business Units ....................................................          19,333           17,848
                                                                                 -----------      -----------
                                                                                   1,111,007          458,479

Other Key Factors ..........................................................         253,671          326,719
                                                                                 -----------      -----------
         Total assets ......................................................     $ 2,552,087      $ 1,916,431
                                                                                 ===========      ===========


NOTE F--SUBSEQUENT EVENT

         Effective May 1, 1999, the Company acquired all of the minority interest in United Membership Marketing Group, LLC ("UMMG") formerly held by members of UMMG management for a cash purchase price of $32.3 million.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UICI and its subsidiaries (the "Company") reported net income of $0.44 per share for the three month period ended March 31, 1999 compared to net income of $0.18 per share for the comparable period in 1998. Included in net income are gains from the sale of investments of $0.03 per share, after tax, for the three month period ended March 31, 1999 and $0.02 per share, after tax, for 1998.

         The Company's business segments are: (1) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the segments - reported operating results would change if different methods were applied. Segment revenues include premiums and other policy changes and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes is summarized as follows:

                                                        Three Months Ended
                                                             March 31,
                                                       1999             1998
                                                    ----------       ----------
                                                           (In thousands)
Revenues
   Insurance:
     Self Employed Agency ....................      $  146,680       $  149,201
     Student Insurance .......................          26,087           25,854
     OKC Division ............................          23,984           25,041
     Special Risk ............................          14,547           17,531
     National Motor Club .....................           6,698            7,053
                                                    ----------       ----------
                                                       217,996          224,680

   Financial Services:
     Credit Services .........................          58,814           17,899
     Educational Finance Group ...............          23,373            7,481
     Insurdata ...............................          11,215            9,868
     Other Business Units ....................             121           14,400
                                                    ----------       ----------
                                                        93,523           49,648

   Other Key Factors .........................          10,317           10,223
                                                    ----------       ----------
                                                       321,836          284,551
   Inter Segment Eliminations ................          (8,750)          (6,740)
                                                    ----------       ----------
Total Revenues ...............................      $  313,086       $  277,811
                                                    ==========       ==========

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   1999             1998
                                                                               -----------      -----------
                                                                                     (In thousands)
Income (loss) before federal income taxes and minority interest Insurance:
   Self Employed Agency ..................................................     $     3,151      $    (6,292)
   Student Insurance .....................................................             760            2,392
   OKC Division ..........................................................           5,518            4,534
   Special Risk ..........................................................            (450)           1,285
   National Motor Club ...................................................           1,099            1,014
                                                                               -----------      -----------
                                                                                    10,078            2,933

Financial Services:
   Credit Services .......................................................          14,822            5,405
   Educational Finance Group .............................................           1,226              162
   Insurdata .............................................................             824              971
   Other Business Units ..................................................            --                237
                                                                               -----------      -----------
                                                                                    16,872            6,775

Other Key Factors ........................................................           4,431            5,875
                                                                               -----------      -----------
                                                                               $    31,381      $    15,583
                                                                               ===========      ===========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO 1998

         Self Employed Agency Division ("SEA"). Operating income for the SEA Division was $3.2 million for the three month period in 1999 compared to a loss of $6.3 million in 1998. Revenue for the SEA Division decreased to $146.7 million for the three month period in 1999 from $149.2 million in 1998, a decrease of 2%. The decrease in revenues is the result of lower sales in 1999 compared to 1998 due to rate increases implemented in 1998. In the first quarter of 1998 SEA had significant operating losses due to a managed care product that has been discontinued and adjustments in the estimates of claim reserves.

         Student Insurance. Operating income for the Student Insurance Division decreased to $760,000 in the first quarter of 1999 compared to $2.4 million in 1998. The reduced earnings reflect lower margins resulting from aggressive pricing in response to increased price competition. Revenue for Student Insurance increased to $26.1 million for the first quarter of 1999 compared to $25.9 million in 1998.

         OKC Division. Operating income for the OKC Division was $5.5 million for the three month period in 1999 compared to $4.5 million in 1998, an increase of 22%. The increase in operating income is attributed to continuing profits from the closed life blocks of business which were somewhat offset by lower than normal earnings from the College Fund Division in the first three months of 1998. Revenues for the OKC Division decreased to $24.0 million for the first quarter of 1999 compared to $25.0 million in 1998.

         Special Risk Division. The Special Risk Division incurred an operating loss of $450,000 for the first three months of 1999 compared to income of $1.3 million in 1998. The 1999 operating loss is due primarily to unusual catastrophic claim volume and higher than expected life claims for the first quarter. Revenue decreased to $14.5 million for the first quarter of 1999 compared to $17.5 million for the same period in 1998. The decrease of 17% is primarily due to the decrease in revenue from closed blocks of business.

         National Motor Club. Operating income for the National Motor Club was comparable for the first three months of 1999 when compared to 1998.

         Credit Services. Operating income for the Credit Services business was $14.8 million for the three month period in 1999 compared to $5.4 million in 1998. The increase is primarily due to the continued growth in new sales of the ACE program which increases revenue and operating income. Revenues for the first three months of 1999 were $58.8 million compared to $17.9 million in the first quarter 1998 when the ACE program was not being widely marketed.

         Educational Finance Group ("EFG"). EFG reported operating income of $1.2 million for the first quarter of 1999 compared to $162,000 for the same period in 1998. Revenues for the first quarter of 1999 were $23.4 million compared to $7.5 million in 1998. For the first quarter of 1998 EFG marketed student loans but did not hold them for investment as it presently does.

         Insurdata. Operating income for Insurdata was $824,000 for the three month period in 1999 compared to operating income of $971,000 in 1998 or a decrease of 15%. Revenues for Insurdata were $11.2 million in the three month period in 1999 compared to $9.9 million in 1998, an increase of 13%.

         Other Business Units. During 1998, this category ceased to exist with the Other Business Units sold, closed down or transferred to other categories.

         Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for the Other Key Factors was $4.4 million for the three month period in 1999 compared to $5.9 million in 1998. The decrease is primarily due to a $ 1.0 million increase in corporate expenses and a decrease in the operating income of the AMLI operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's invested assets decreased to $1,124 million at March 31, 1999 compared to $1,190 million at December 31, 1998. The decrease in invested assets is attributed to a decrease in the amount of short-term investments held by EFG at December 31, 1998, withdrawals (net of deposits) from investment products which were partially offset by cash provided by current operations.

         The growth in credit card receivables not securitized from $136 million at December 31, 1998 to $157 million at March 31, 1999 has been funded using time deposits at UCNB which increased from $99 million at December 31, 1998 to $107 million at March 31, 1999 and cash provided from current operations. The growth in the student loans from $670 million at December

31, 1998 to $788 million at March 31, 1999 has been funded from the student loan credit facility, which increased from $669 million at December 31, 1998 to $739 million at March 31, 1999.

         The Company increased the amount borrowed on its $50 million unsecured line of credit from $25 million at December 31, 1998 to $40 million at March 31, 1999.

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

         Year 2000 Costs. The Company expects to incur internal labor costs, as well as other expenses, in its Year 2000 project. The Company's total estimated cost of the project is approximately $10.5 million of which approximately $7.7 million, cumulatively, was incurred as of March 31, 1999 and $1.5 million was incurred during the three month period ended March 31, 1999. Future costs of the Year 2000 project will primarily result from the re-deployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. Costs associated with the Year 2000 project are expensed as incurred and are paid from operating cash flows.

         Risks of Year 2000 Non-Readiness and Contingency Plans. The economy in general may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or licenses to third parties, or systems that are operated by other parties (e.g., utilities, telecommunications service providers, data providers, associates, credit card transaction processors) with which the Company's systems interface, are not Year 2000 Ready in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 Ready. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

         The Company has not had any material processing disruptions to date that were caused by Year 2000 issues. Internal testing provides the Company with a level of confidence that in a most reasonably likely worst case scenario these systems will not cause a material disruption on a forward-looking basis. A most reasonably likely worst case scenario would anticipate that it is possible that potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims, update customers' accounts, bill customers, calculate financial and actuarial data, and report accurate data to management, shareholders, customers and regulators. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company expects to complete the process of identifying contingency plans by June 30, 1999.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the interest earned on the student loans uses the 91-day T-bill as the base rate while the base rate on the credit facilities is LIBOR.

         The Credit Services Division's operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest earned on the credit cards and the amount of the interest paid on the time deposits. The maturity of the time deposits is less than one year. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

         On April 30, 1999, the Company commenced trading its shares on the New York Stock Exchange under the symbol "UCI".

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

The Company and its Chairman are involved in litigation with an outside party concerning the distribution of proceeds from the sale of SunTech Processing Systems, LLC ("STP") assets in February 1998. The District Court ruled in December 1998 that, as a matter of law, the March 1997 Agreement should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with the liquidator's previous ruling and entered a judgment directing distribution of the proceeds in the manner urged by Sun which included an additional $1.7 million in attorney's fees which could be increased to $2.1 million under certain circumstances. The Company's Chairman has filed a notice of appeal in his personal capacity as a party to the agreement but has not determined whether or how he will proceed with that appeal. The Company has filed a notice of appeal and is considering whether to raise as issues the amount of attorney's fees to be paid to Sun and other issues ruled on by the Court. However, the Company does not intend to directly appeal the District Court's ruling with regard to the distribution of the proceeds. The Company believes it is probable that the outcome of the appeal and or potential settlement, if any, will not materially affect the distribution of the proceeds to the Company as contained in the final judgment of the District Court.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 5, 1999. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

              Nominee                         In Favor               Withheld
           -------------                     ----------              --------
           Ronald L. Jensen                  40,571,054                53,153
           Gregory T. Mutz                   40,519,681               104,526
           Richard J. Estell                 40,245,548               378,659
           Richard T. Mockler                40,560,559                63,648
           Stuart Bilton                     40,569,859                54,348
           Patrick J. McLaughlin             40,571,059                53,148
           George H. Lane                    40,569,856                54,351

         The results of the voting on the appointment of auditors were as follows:

                  Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

         The votes of the stockholders on this item were as follows:

               In Favor                  Opposed                   Abstained
               --------                  -------                   ---------
              40,562,319                  17,391                    44,497

         The results of the voting on the proposal to amend certificate of incorporation to increase authorized common stock was as follows:

                  Proposal to amend certificate of incorporation of the Company to increase the authorized shares of common stock from 50,000,000 shares up to 100,000,000 shares.

               In Favor                  Opposed                   Abstained
               --------                  -------                   ---------
             39,956,470                  609,698                     58,039

         The results of the voting on the proposal to amend stock option plan was as follows:

                  Proposal to amend stock option plan.

               In Favor                  Opposed                   Abstained
               --------                  -------                   ---------
             40,020,787                  539,121                     64,299

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


        (a)       Exhibits.

                  Exhibit 10.1    UICI Restated and Amended 1987
                                  Stock Option Plan as amended and restated
                                  March 16, 1999.

                  Exhibit 27.     Financial Data Schedule

        (b)       Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            UICI
                                               --------------------------------
                                                        (Registrant)


Date:   May 17, 1999                           /s/ Gregory T. Mutz
      -----------------------                  --------------------------------
                                               Gregory T. Mutz, President, Chief
                                               Executive Officer, and Director


Date:   May 17, 1999                           /s/ Warren B. Idsal
      -----------------------                  --------------------------------
                                               Warren B. Idsal, Vice President,
                                               (Chief Financial Officer)

                               INDEX TO EXHIBITS


     EXHIBIT
       NO.     DESCRIPTION
     -------   -----------
       10.1    UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999.

       27      Financial Data Schedule.