Form 10-Q
period 1999-06-30
UICI
filed 1999-08-16
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         From the transition period from ____________ to _____________

                         Commission File Number 0-14320

                                      UICI
-------------------------------------------------------------------------------
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

                                 Not Applicable
-------------------------------------------------------------------------------
            Former name, former address and former fiscal year, if
                           changed since last report.


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




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value--46,231,145 shares as of August 4, 1999.

                                     INDEX

                             UICI AND SUBSIDIARIES


                                                                                                                 Page
                                                                                                                 ----

PART I.       FINANCIAL INFORMATION


              Consolidated condensed balance sheets-June 30, 1999
              (unaudited)-and December 31, 1998                                                                   3

              Consolidated condensed statements of income
              (unaudited)-Three months ended June 30, 1999 and 1998
              and  six months ended June 30, 1999 and 1998                                                        4

              Consolidated statements of comprehensive income
              (unaudited)-Three months ended June 30, 1999 and 1998
              and  six months ended June 30, 1999 and 1998                                                        5

              Consolidated condensed statements of cash flows
              (unaudited)-Six months ended June 30, 1999 and 1998                                                 6

              Notes to consolidated condensed financial statements
              (unaudited)-June 30, 1999                                                                           7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                         18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                  19

Item 6.       Exhibits and Reports on Form 8-K                                                                   20

              SIGNATURES                                                                                         21

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

                                                             June 30,         December 31,
                                                               1999               1998
                                                            (Unaudited)          (Note)
                                                            ------------      ------------

ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1999--$878,388; 1998--$865,589) ...     $    859,997      $    886,406
         Equity securities, at fair value
            (cost:  1999--$25,234; 1998--$18,521) .....           25,090            18,764
     Mortgage and collateral loans ....................            8,532             8,266
     Policy loans .....................................           20,528            21,332
     Investment in unconsolidated subsidiary ..........           45,310            45,843
     Short-term investments ...........................          200,643           209,616
                                                            ------------      ------------
           Total investments ..........................        1,160,100         1,190,227
   Student loans ......................................          966,180           670,429
   Credit card loans ..................................          208,247           136,280
   Cash ...............................................           11,966            16,900
   Agents' receivables ................................           15,255            11,249
   Reinsurance receivables ............................           80,910            89,566
   Receivables from related parties ...................               --            14,069
   Due premiums and other receivables .................           32,702            39,675
   Investment income due and accrued ..................           61,518            41,022
   Deferred acquisition costs .........................           83,781            93,008
   Goodwill ...........................................          141,505           108,346
   Property and equipment, net ........................           58,088            51,938
   Other ..............................................           17,346            12,346
                                                            ------------      ------------
                                                            $  2,837,598      $  2,475,055
                                                            ============      ============

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ..............     $    461,939      $    468,297
     Claims ...........................................          297,669           317,298
     Unearned premiums ................................           87,198           110,569
     Other policy liabilities .........................           20,676            20,590
   Federal income taxes ...............................           14,007            36,111
   Other liabilities ..................................           89,864            91,133
   Notes payable to related parties ...................              156               497
   Time deposits ......................................          157,059            98,913
   Short-term debt ....................................            5,075            29,778
   Long-term debt .....................................           80,196            21,268
   Student loan short-term debt .......................          331,019           318,853
   Student loan long-term notes .......................          672,668           350,173
                                                            ------------      ------------
                                                               2,217,526         1,863,480

MINORITY INTERESTS ....................................           13,846            16,784

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share .............              464               464
   Preferred stock, par value $.01 per share ..........               --                --
   Additional paid-in capital .........................          163,523           166,489
   Treasury stock .....................................           (4,575)               --
   Accumulated other comprehensive income:
     Net unrealized investment gains (losses) .........          (12,340)           13,412
   Retained earnings ..................................          459,154           414,426
                                                            ------------      ------------
                                                                 606,226           594,791
                                                            ------------      ------------
                                                            $  2,837,598      $  2,475,055
                                                            ============      ============

NOTE: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                  1999            1998           1999           1998
                                                               ----------      ----------     ----------     ----------

REVENUE
   Premiums
     Health ..............................................     $  176,307      $  191,385     $  350,786     $  373,195
     Life premiums and other considerations ..............         11,734          12,510         23,807         25,227
   Investment income .....................................         20,686          19,809         41,902         41,411
   Other interest income .................................         28,607           7,028         46,555          8,143
   Credit card fees ......................................         45,614          21,804        100,192         38,587
   Other fee income ......................................         25,803          26,486         55,501         52,788
   Other income ..........................................            869          19,704          1,982         35,369
   Gains (losses) on sale of investments .................           (586)          2,045          1,395          3,862
                                                               ----------      ----------     ----------     ----------
                                                                  309,034         300,771        622,120        578,582

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses .............        124,160         144,214        265,632        290,088
   Underwriting, acquisition, and insurance expenses .....         66,311          69,077        127,656        139,357
   Other expenses ........................................         53,205          55,550         93,465         97,256
   Provisions for doubtful accounts ......................         14,491           4,220         41,586          7,859
   Interest expense ......................................          1,207             646          2,215          1,375
   Interest expense - student loan borrowings ............         13,343           4,388         23,868          4,388
                                                               ----------      ----------     ----------     ----------
                                                                  272,717         278,095        554,422        540,323

     INCOME BEFORE FEDERAL INCOME TAXES
       AND MINORITY INTERESTS ............................         36,317          22,676         67,698         38,259
Federal income taxes .....................................         11,714           7,406         22,001         12,537
                                                               ----------      ----------     ----------     ----------
     INCOME BEFORE MINORITY INTERESTS ....................         24,603          15,270         45,697         25,722

Minority interests .......................................            755             812            969          3,107
                                                               ----------      ----------     ----------     ----------

     NET INCOME ..........................................     $   23,848      $   14,458     $   44,728     $   22,615
                                                               ==========      ==========     ==========     ==========


     BASIC EARNINGS PER COMMON SHARE .....................     $     0.52      $     0.31     $     0.97     $     0.49
                                                               ==========      ==========     ==========     ==========

     DILUTED EARNINGS PER COMMON SHARE ...................     $     0.50      $     0.31     $     0.94     $     0.49
                                                               ==========      ==========     ==========     ==========

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                         1999          1998           1999           1998
                                                                      ---------      ---------      ---------      ---------

Net income ......................................................     $  23,848      $  14,458      $  44,728      $  22,615

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period ....       (20,994)         5,956        (40,631)            82
     Less:  reclassification adjustment for gains (losses)
       included in net income ...................................          (350)           763          1,036          2,625
                                                                      ---------      ---------      ---------      ---------
           Other comprehensive gains (losses),
             before tax .........................................       (21,344)         6,719        (39,595)         2,707
     Income tax (expense) benefit related to items of
       other comprehensive income ...............................         7,459         (2,347)        13,843           (948)
                                                                      ---------      ---------      ---------      ---------
           Other comprehensive gains (losses), net of tax .......       (13,885)         4,372        (25,752)         1,759
                                                                      ---------      ---------      ---------      ---------

Comprehensive income ............................................     $   9,963      $  18,830      $  18,976      $  24,374
                                                                      =========      =========      =========      =========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            1999            1998
                                                                         ----------      ----------

OPERATING ACTIVITIES
   Net income ......................................................     $   44,728      $   22,615
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase (decrease) in policy liabilities .....................        (41,104)         14,852
     Increase (decrease) in other liabilities ......................         (1,269)          5,036
     Increase (decrease) in federal income taxes payable ...........         (8,734)          1,238
     Decrease (increase) in deferred acquisition costs .............          9,227            (328)
     Decrease (increase) in accrued investment income ..............        (20,496)         11,798
     Decrease (increase) in reinsurance and other receivables ......         26,731         (23,070)
     Depreciation and amortization .................................          8,288           4,292
     Provision for doubtful accounts ...............................         41,586           7,859
     Net income attributable to minority interests .................            969           3,107
     Gains on sale of investments ..................................         (1,395)         (3,862)
     Other items, net ..............................................         (4,999)         (3,689)
                                                                         ----------      ----------

         Cash Provided by Operating Activities .....................         53,532          39,848
                                                                         ----------      ----------

INVESTING ACTIVITIES
   Increase in student loans .......................................       (295,951)       (275,430)
   Increase in credit card loans ...................................       (113,353)        (42,733)
   Increase in other investments ...................................        (44,017)        (10,981)
   Increase in agents' receivables .................................         (4,006)         (1,820)
   Decrease (increase) in property and equipment ...................        (11,653)          1,858
                                                                         ----------      ----------

         Cash Used in Investing Activities .........................       (468,980)       (329,106)
                                                                         ----------      ----------

FINANCING ACTIVITIES
   Net cash provided from time deposits ............................         58,146          32,150
   Deposits from investment products ...............................          8,353           6,755
   Withdrawals from investment products ............................        (16,521)        (20,218)
   Proceeds from student loan borrowings ...........................        704,240         286,538
   Repayment of student loan borrowings ............................       (369,579)             --
   Proceeds from debt ..............................................         78,407           1,252
   Repayments of debt ..............................................        (44,523)        (11,681)
   Purchase of treasury stock ......................................         (4,575)             --
   Distributions to minority interests .............................         (3,434)         (3,725)
                                                                         ----------      ----------

         Cash Provided by Financing Activities .....................        410,514         291,071
                                                                         ----------      ----------

         Net Increase (Decrease) in Cash ...........................         (4,934)          1,813
         Net Cash at Beginning of Period ...........................         16,900          15,932
                                                                         ----------      ----------

         Cash at End of Period .....................................     $   11,966      $   17,745
                                                                         ==========      ==========

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE B--RECENT PRONOUCEMENTS

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

In June 1999, the Financial Accounting Standards Board agreed to defer for one year the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new rules, Statement 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the results of operations or the financial position of the Company.

NOTE C--ACQUISITION

Effective May 1, 1999, the Company acquired all of the minority interest in United Membership Marketing Group, Inc. ("UMMG") for a cash purchase price of $32.3 million and, in connection with the acquisition, recorded $35.9 million in goodwill to be amortized over twenty five years. The acquisition was funded with existing cash and Company borrowings. As part of this transaction, UMMG entered into seven-year exclusive marketing agreements with American Fair Credit Association ("AFCA") and American Credit Educators ("ACE"). For financial reporting purposes the acquisition was accounted for using the purchase method of accounting. The Company does not anticipate that this transaction will have a material impact on the results of operations for the Company in 1999.

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                       1999         1998         1999         1998
                                                     --------     --------     --------     --------
                                                         (In thousands except per share amounts)

Net income available to common shareholders ....     $ 23,848     $ 14,458     $ 44,728     $ 22,615
                                                     --------     --------     --------     --------

Weighted average shares outstanding--
     basic earnings per share ..................       46,231       46,229       46,292       46,229

Effect of dilutive securities:
     Employee stock options ....................        1,379           29        1,324           30
                                                     --------     --------     --------     --------

Weighted average shares outstanding--
     dilutive earnings per share ...............       47,610       46,258       47,616       46,259
                                                     --------     --------     --------     --------

Basic earnings per common share ................     $   0.52     $   0.31     $   0.97     $   0.49
                                                     ========     ========     ========     ========

Diluted earnings per common share ..............     $   0.50     $   0.31     $   0.94     $   0.49
                                                     ========     ========     ========     ========

NOTE E--LEGAL PROCEEDINGS

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

         The Company and its Chairman are involved in litigation with a third party concerning the distribution of cash proceeds from the sale of SunTech Processing Systems, LLC ("STP") assets in February 1998 (the "Sun Communications Litigation"). The District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of cash sale proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with the court-appointed liquidator's previous ruling. The Court also entered a judgment finding that UICI violated Texas securities disclosure laws and directing distribution of the sales proceeds in the manner urged by Sun. The Court also awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances. UICI believes that the Court was incorrect in its finding that UICI violated Texas securities laws and the awarding of attorneys' fees, and UICI has filed a formal notice of appeal of the Court's decision. However, the Company does not intend to directly appeal the District Court's ruling with regard to the distribution of the sales proceeds. The Company's Chairman has filed a notice of appeal in his personal capacity as a party to the March 1997 agreement, but he has not determined whether or how he will proceed with that appeal.

         The District Court's December 1998 ruling left unresolved the disposition of approximately $6.0 million of cash sales proceeds, to which the Company believes it is entitled in accordance with the interpretation of the March 1997 agreement adopted by the Court. The Company believes that it is probable that the outcome of the appeal and/or potential settlement, if any, will not materially affect the distribution of the cash sales proceeds to the Company as contemplated by the District Court's final judgment.

         On June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action filed in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff has asserted on behalf of UICI various derivative claims brought against the individual defendants (which include certain officers, directors and former directors of the Company), alleging, among other things, breach of fiduciary duty, conversion, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. The plaintiff in the Shareholder Derivative Action is also the private third-party plaintiff in the Sun Communications Litigation referred to above, and the claims made in the Shareholder Derivative Litigation arose out of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

         See Part II, Item 1 for additional information concerning the Shareholder Derivative Litigation.

NOTE F--SEGMENT INFORMATION

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations which do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                           1999            1998            1999            1998
                                        ----------      ----------      ----------      ----------
                                                                              (In thousands)

Revenues
   Insurance:
     Self Employed Agency .........     $  143,338      $  155,571      $  290,018      $  304,772
     Student Insurance ............         29,707          27,765          55,794          53,619
     OKC Division .................         23,561          24,650          47,545          49,691
     Special Risk .................         14,258          17,998          28,805          35,529
     National Motor Club ..........          7,644           7,793          14,342          14,846
                                        ----------      ----------      ----------      ----------
                                           218,508         233,777         436,504         458,457

   Financial Services:
     Credit Services ..............         52,345          23,476         111,159          41,375
     Educational Finance Group ....         28,196          12,780          51,569          20,261
     Insurdata ....................         11,620          10,537          22,835          20,405
     Other Business Units .........            228          18,097             349          32,497
                                        ----------      ----------      ----------      ----------
                                            92,389          64,890         185,912         114,538

   Other Key Factors ..............          7,023           8,190          17,340          18,413
                                        ----------      ----------      ----------      ----------
   Intersegment Eliminations ......         (8,886)         (6,086)        (17,636)        (12,826)
                                        ----------      ----------      ----------      ----------
Total Revenues ....................     $  309,034      $  300,771      $  622,120      $  578,582
                                        ==========      ==========      ==========      ==========


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                     1999           1998          1999           1998
                                                   ---------     ---------      ---------     ---------
                                                                     (In thousands)

Income (loss) before federal income taxes
   and minority interest:
Insurance:
   Self Employed Agency ......................     $  14,248     $     243      $  17,399     $  (6,049)
   Student Insurance .........................           743         2,237          1,503         4,629
   OKC Division ..............................         4,927         4,999         10,445         9,533
   Special Risk ..............................         1,052         2,115            602         3,400
   National Motor Club .......................         1,156         1,714          2,255         2,728
                                                   ---------     ---------      ---------     ---------
                                                      22,126        11,308         32,204        14,241

Financial Services:
   Credit Services ...........................        11,525         8,342         26,347        13,747
   Educational Finance Group .................         1,153        (2,544)         2,379        (2,382)
   Insurdata .................................           331           905          1,155         1,876
   Other Business Units ......................            --          (218)            --            19
                                                   ---------     ---------      ---------     ---------
                                                      13,009         6,485         29,881        13,260

Other Key Factors ............................         1,182         4,883          5,613        10,758
                                                   ---------     ---------      ---------     ---------
                                                   $  36,317     $  22,676      $  67,698     $  38,259
                                                   =========     =========      =========     =========

                                        June 30,      December 31,
                                          1999            1998
                                      -----------     -----------
                                           (In thousands)

Identifiable Assets
Insurance:
   Self Employed Agency .........     $   420,760     $   444,240
   Student Insurance ............          57,719          87,303
   OKC Division .................         592,813         585,055
   Special Risk .................          46,075          51,580
   National Motor Club ..........          25,124          26,038
                                      -----------     -----------
                                        1,142,491       1,194,216
Financial Services:
   Credit Services ..............         270,775         195,242
   Educational Finance Group ....       1,112,563         773,412
   Insurdata ....................          19,668          22,338
   Other Business Units .........          19,557          19,226
                                      -----------     -----------
                                        1,422,563       1,010,218

Other Key Factors ...............         272,544         270,621
                                      -----------     -----------
         Total assets ...........     $ 2,837,598     $ 2,475,055
                                      ===========     ===========

         The Student Insurance assets decreased mainly to the decrease in unearned premiums. These single premium policies are earned over the approximate one year term of the policy for the current school year and therefore the unearned premiums are lower at or near the end of the school year. This decrease is consistent with prior years.

         The increase in the Credit Services segment assets is primarily attributable to the increase in the number of ACE accounts processed from December 31, 1998 to June 30, 1999.

         The increase in the Educational Finance Group assets is due to increased loan origination volume.

NOTE G--SUBSEQUENT EVENTS

         Effective July 26, 1999, EFG acquired for $58.2 million 100% of the outstanding stock of AMS Investment Group, Inc., a holding company whose principal operations include those of Academic Management Services, Inc. ("AMS"). AMS provides tuition payment plans and also originates student loans. The acquisition was financed with Company borrowings. For financial reporting purposes, the acquisition will be accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired will be recorded at fair value on the date acquired. The Company expects to preliminarily record goodwill in connection with its acquisition of AMS in the amount of approximately $48 million, which will be ratably amortized over a period of twenty-five (25)years. The Company does not anticipate that the AMS transaction will have a material impact on the results of operations of the Company in 1999.

         Effective August 6, 1999, EFG completed a $650 million single seller asset-backed commercial paper conduit through its special purpose entity, EFG Funding, LLC. Approximately $515 million of commercial paper was issued in a private placement, bearing annual interest at rates ranging from 5.05% to 5.69%. The conduit will issue commercial paper from time to time with maturities from one (1) to two hundred seventy (270) days. Liquidity support is provided by a separate banking facility. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UICI and its subsidiaries (the "Company") reported net income of $0.50 per share for the three-month period ended June 30, 1999, compared to net income of $0.31 per share for the comparable period in 1998. Included in net income are losses from the sale of investments of $0.01 per share for the three month period ended June 30, 1999, compared to gains of $0.03 per share for the comparable period in 1998. For the six-month period ended June 30, 1999, net income was $0.94 per share compared to net income of $0.49 per share for the comparable period in 1998. Included in net income are gains from the sale of investments of $0.02 per share and $0.05 per share for the six month period ended June 30, 1999 and June 30, 1998, respectively..

         The Company's business segments are: (i ) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of the Credit Services Division, the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes and minority interests is summarized as follows:

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                           1999            1998            1999            1998
                                        ----------      ----------      ----------      ----------
                                                              (In thousands)

Revenues
   Insurance:
     Self Employed Agency .........     $  143,338      $  155,571      $  290,018      $  304,772
     Student Insurance ............         29,707          27,765          55,794          53,619
     OKC Division .................         23,561          24,650          47,545          49,691
     Special Risk .................         14,258          17,998          28,805          35,529
     National Motor Club ..........          7,644           7,793          14,342          14,846
                                        ----------      ----------      ----------      ----------
                                           218,508         233,777         436,504         458,457

   Financial Services:
     Credit Services ..............         52,345          23,476         111,159          41,375
     Educational Finance Group ....         28,196          12,780          51,569          20,261
     Insurdata ....................         11,620          10,537          22,835          20,405
     Other Business Units .........            228          18,097             349          32,497
                                        ----------      ----------      ----------      ----------
                                            92,389          64,890         185,912         114,538

   Other Key Factors ..............          7,023           8,190          17,340          18,413
                                        ----------      ----------      ----------      ----------
   Inter Segment Eliminations .....         (8,886)         (6,086)        (17,636)        (12,826)
                                        ----------      ----------      ----------      ----------
Total Revenues ....................     $  309,034      $  300,771      $  622,120      $  578,582
                                        ==========      ==========      ==========      ==========

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      1999          1998          1999          1998
                                                   ---------     ---------      ---------     ---------
                                                                     (In thousands)

Income (loss) before federal income taxes
   and minority interest
Insurance:
   Self Employed Agency ......................     $  14,248     $     243      $  17,399     $  (6,049)
   Student Insurance .........................           743         2,237          1,503         4,629
   OKC Division ..............................         4,927         4,999         10,445         9,533
   Special Risk ..............................         1,052         2,115            602         3,400
   National Motor Club .......................         1,156         1,714          2,255         2,728
                                                   ---------     ---------      ---------     ---------
                                                      22,126        11,308         32,204        14,241

Financial Services:
   Credit Services ...........................        11,525         8,342         26,347        13,747
   Educational Finance Group .................         1,153        (2,544)         2,379        (2,382)
   Insurdata .................................           331           905          1,155         1,876
   Other Business Units ......................            --          (218)            --            19
                                                   ---------     ---------      ---------     ---------
                                                      13,009         6,485         29,881        13,260

Other Key Factors ............................         1,182         4,883          5,613        10,758
                                                   ---------     ---------      ---------     ---------
                                                   $  36,317     $  22,676      $  67,698     $  38,259
                                                   =========     =========      =========     =========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 COMPARED TO 1998

         Self Employed Agency Division ("SEA"). Operating income for the three months ended June 30, 1999 for the SEA Division increased to $14.2 million from $243,000 in the comparable 1998 period, an increase of $14.0 million, and for the six months ended June 30, 1999 operating income increased to $17.4 million from a loss of $6.0 million in the comparable 1998 period. The increases are the result of rate increases implemented in 1998 and success in directing a larger portion of new sales to the traditional indemnity products. Revenue for the three months ended June 30, 1999 for the SEA Division decreased to $143.3 million from $155.6 million for the same period in 1998, and for the six months ended June 30, 1999 revenue decreased to $290.0 million compared to $304.8 million in the comparable 1998 period. The decrease in revenues in the 1999 periods reflects the negative impact on new sales and recruiting efforts of the rate increases implemented in 1998.

         Student Insurance. Operating income for the three months ended June 30, 1999 for the Student Insurance Division decreased to $743,000 from $2.2 million for the same period in 1998, a decrease of $1.5 million, and for the six-month period in 1999 operating income decreased to $1.5 million from $4.6 million in the comparable 1998 period. The decrease in operating income continues to reflect lower margins resulting from aggressive pricing in the 1998/1999 school year. Revenue for the three months ended June 30, 1999 from the Student Insurance Division increased to $29.7 million from $27.8 million in the corresponding 1998 period, and for the six month period ended June 30, 1999 revenue increased to $55.8 million from $53.6 million in the 1998 period.

         OKC Division. Operating income for the OKC Division was comparable for the three-month 1999 and 1998 periods, and for the six months ended June 30, 1999 operating income increased to $10.4 million from $9.5 million in the corresponding 1998 period. Revenues for the three months ended June 30, 1999 for the OKC Division decreased to $23.6 million from $24.7 million in the comparable 1998 period, and for the six month 1999 period revenues decreased to $47.5 million from $49.7 million in the comparable six-month period of 1998. This decrease in revenues was primarily due to a decrease in revenue from closed blocks of business.

         Special Risk Division. Operating income for the three months ended June 30, 1999 for the Special Risk Division decreased to $1.1 million from $2.1 million in the comparable 1998 period, and for the six months ended June 30, 1999 operating income decreased to $602,000 from $3.4 million in the 1998 six-month period. Revenue for the three months ended June 30, 1999 decreased to $14.3 million from $18.0 million in the corresponding 1998 period, and for the six months ended June 30, 1999 revenue decreased to $28.8 million from $35.5 million in the comparable 1998 period. The decrease in operating income and revenue in the 1999 periods was primarily due to a decrease in revenue from closed blocks of business and renewal actions taken by the Company designed to eliminate unprofitable business.

         National Motor Club. Operating income for the three months ended June 30, 1999 for the National Motor Club decreased to $1.2 million from $1.7 million in 1998, a decrease of $500,000, and for the six months ended June 30, 1999 operating income decreased to $2.3 million from $2.7 million in the comparable 1998 period, a decrease of $400,000. Operating income for the three and six month periods ended June 30, 1998 included approximately $400,000 of non-recurring income from the sale of a building. Revenues for the three and six month periods of 1999 are comparable to revenues in the corresponding 1998 periods.

         Credit Services. Operating income for the three months ended June 30, 1999 for the Company's Credit Services business increased to $11.5 million from $8.3 million in the 1998 period, and for the six months ended June 30, 1999 operating income increased to $26.3 million from $13.7 million in the six months ended June 30, 1998. Revenues for the three months ended June 30, 1999 increased to $52.3 million from $23.5 million in the comparable 1998 period, and for the six months ended June 30, 1999 revenues increased to $111.2 million from $41.4 million in the six month 1998 period. The increase in operating income and revenues in 1999 compared to 1998 was primarily attributable to the increase in the number of ACE accounts processed from December 31, 1998 to June 30, 1999.

         Educational Finance Group ("EFG"). EFG`s operating income for the three months ended June 30, 1999 increased to $1.2 million from a loss of $2.5 million in the 1998 three-month period, and for the six months ended June 30, 1999 operating income increased to $2.4 million from a loss of $2.4 million for the same period in 1998. The increase was primarily due to increased loan originations and fundings, as well as a reduction in the net interest on the various financing arrangements in place to fund EFG's student loan portfolio. Revenues for the three months ended June 30, 1999 increased to $28.2 million from $12.8 million in the corresponding 1998 period, and for the six months ended June 30, 1999 revenues increased to $51.6 million from $20.3 million in the 1998 period.

         On June 11, 1999, an EFG special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an interest rate of 5.038%. The interest rate on the notes will be reset monthly by an auction process. The notes were sold in two tranches and the final maturity on the notes is November 2022.

         Insurdata. Operating income for the three months ended June 30, 1999 for Insurdata decreased to $331,000 from $905,000 in the comparable 1998 period, and for the six months ended June 30, 1999 operating income decreased to $1.2 million from $1.9 million in the 1998 period. The decrease was primarily due to restructuring costs associated with the consolidation of imaging production centers and an increased investment in Internet-based solutions. Revenues in the three months ended June 30, 1999 increased to $11.6 million from $10.5 million in the corresponding 1998 period, and for the six months ended June 30, 1999 revenues increased to $22.8 million from $20.4 million in the comparable 1998 period. Of Insurdata's total revenue in the six months ended June 30, 1999, $11.4 million was attributable to data processing services provided to the health insurance operations of UICI, compared to $10.3 million of such revenue in the six month period ended June 30, 1998.

         Other Business Units. During 1998, this category ceased to exist, with the Other Business Units sold, closed or transferred to other categories.

         Other Key Factors. The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended June 30, 1999 associated with this category decreased to $1.2 million from $4.9 million in the three months ended June 30, 1998, and for the six months ended June 30, 1999 such operating income decreased to $5.6 million from $10.8 million in the comparable 1998 period. The decrease in operating income in the three and six month periods was primarily due to a decrease in realized gains on sale of investments and an increase in interest and general expenses, which were partially offset by an increase in investment income not allocated to the other segments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's invested assets decreased to $1,160 million at June 30, 1999 compared to $1,190 million at December 31, 1998. The primary sources for the asset reduction were the decreases in market values of the fixed maturity securities held as "available for sale" and withdrawals (net of deposits) from investment products. These decreases were partially offset by cash provided by current operations, corporate borrowings, and an increase in restricted cash held by EFG at June 30, 1999. The decrease in market values of the fixed maturity securities held as "available for sale" was the direct result of increases in long-term interest rates.

         The growth in the credit card receivables portfolio from $136 million at December 31, 1998 to $208 million at June 30, 1999 was funded using time deposits at United Credit National Bank ("UCNB") and cash provided from current operations. The growth in the student loans from $670 million at December 31, 1998 to $966 million at June 30, 1999 was funded from the proceeds of student loan borrowings and the issuance of long term notes, which indebtedness in the aggregate increased from $669 million at December 31, 1998 to $1,004 million at June 30, 1999.

         On June 11, 1999, an EFG special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The interest rate on the notes will be reset monthly by an auction process. The notes were sold in two equal tranches and mature in November 2022.

The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa " rating from Moody's Investor Services.

         On May 17, 1999, the Company closed on a $100 million unsecured line of credit with a group of commercial banks. Amounts outstanding under the line of credit bear interest at an annual rate of seventy-five (75) basis points (0.75%) over LIBOR. As of June 30, 1999, the Company had borrowed $60 million on this line of credit, of which $50 million was used to repay $50 million of debt outstanding under the Company's prior bank facility and the remaining $10 million was used to fund the UMMG acquisition. Subsequent to June 30, 1999, the Company had borrowed the remaining $40 million, primarily to partially finance the AMS acquisition and to provide working capital.

YEAR 2000 READINESS

         State of Readiness. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium notices, process credit cards or student loans or engage in similar normal business activities. As a result, the Company has implemented a project intended to ensure that hardware and software systems operated or licensed in the Company's business are designed to operate and properly manage dates beyond December 31, 1999 ("Year 2000 Ready"). To date, the Year 2000 Project has assessed the Company's information technology and operating systems ("IT Systems") and is assessing non-information technology systems, including embedded technology, relating to, among other systems, security systems, elevator systems and heating, ventilating and air conditioning systems ("Non-IT Systems"). The Year 2000 Project consists of five phases: (i) awareness, (ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation and (v) creation of contingency plans in the event of Year 2000 failures.

         IT Systems. The Company has completed the first four phases of the Year 2000 project for substantially all of its IT Systems. The Company is in the process of completing the contingency plans of substantially all of its mission critical IT systems, and this phase is currently expected to be completed by the end of the third quarter of 1999.

         Non-IT Systems. The Company believes that Year 2000 non-readiness of its own Non-IT Systems would not have a material adverse effect on the Company's business or operations. Accordingly, the Company has primarily focused its efforts on its IT Systems.

         Readiness of Third Parties. The Company relies on hardware and software of third parties as material components of its IT Systems, including network access between the Company's data center and credit card transaction processors. As part of the Year 2000 Project, the Company is testing such software, hardware and interfaces for Year 2000 Readiness. In addition, the Company is polling the third parties who provide software, hardware or data to the Company regarding each of such third party's Year 2000 readiness plan and state of readiness. The Company is requesting written responses from such third parties that their software, hardware and data is, or will be on a timely basis, Year 2000 ready.

         The Company provides services to third parties. If a Year 2000 problem caused the interruption of such services to those customers, such interruption could have a material adverse effect on the Company's business and the Company could incur liability as a result.

         Year 2000 Costs. The Company expects to incur internal labor costs, as well as other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $10.5 million, of which approximately $8.3 million, cumulatively, was incurred as of June 30, 1999 and $2.1 million was incurred during the six-month period ended June 30, 1999. Future costs of the Year 2000 project will primarily result from the re-deployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. Costs associated with the Year 2000 project are expensed as incurred and are paid from operating cash flows.

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

         The Company has not had any material processing disruptions to date that were caused by Year 2000 issues. Internal testing provides the Company with a level of confidence that, in a most reasonably likely "worst case" scenario, these systems will not cause a material disruption on a forward-looking basis. A most reasonably likely "worst case" scenario would anticipate that it is possible that potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims, update customers' accounts, bill customers, calculate financial and actuarial data, and report accurate data to management, shareholders, customers and regulators. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

         The expected costs of the Year 2000 Project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties, the success in becoming Year 2000 Ready of third parties whose software and hardware systems interface with the Company, the outcome of possible Year 2000 litigation involving the Company and similar uncertainties.

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

         Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the interest earned on the student loans uses the 91-day T-bill as the base rate while the base rate on the credit facilities is LIBOR. The effect of rising interest rates is generally small as both revenues and costs adjust to new market levels.

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

Sun Communications Litigation

         The Company and its Chairman are involved in litigation with a third party concerning the distribution of cash proceeds from the sale of SunTech Processing Systems, LLC ("STP") assets in February 1998 (the "Sun Communications Litigation"). The District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The Court also entered a finding that UICI violated Texas securities disclosure.laws and awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances. UICI believes that the Court was incorrect in its finding that UICI violated Texas securities laws and the awarding of attorneys' fees, and UICI has filed a formal notice of appeal of the trial court's decision. However, the Company does not intend to directly appeal the District Court's ruling with regard to the distribution of the cash sales proceeds. The Company's Chairman has filed a notice of appeal in his personal capacity as a party to the March 1997 agreemant, but he has not determined whether or how he will proceed with that appeal.


         The District Court's December 1998 ruling left unresolved the disposition of approximately $6.0 million of sales proceeds, to which the Company believes it is entitled in accordance with the interpretation of the March 1997 agreement adopted by the Court. The Company believes it is probable that the outcome of the appeal and or potential settlement, if any, will not materially affect the distribution of the cash sales proceeds to the Company as contemplated by the District Court's final judgment.

Shareholder Derivative Litigation

         On June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff has asserted on behalf of UICI various derivative claims brought against the individual defendants, alleging, among other things, breach of fiduciary duty, conversion, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. Plaintiff seeks to compel UICI's directors and officers to conduct a complete accounting and audit relating to all related party transactions and to fully and completely restate, report and disclose such transactions. Plaintiff further seeks to recover for UICI's benefit all damages caused by such alleged breach of the officers' and directors' duty to UICI. The plaintiff in the Shareholder Derivative Litigation is also the private third-party plaintiff in the Sun Communications Litigation, and the claims made in the Shareholder Derivative Litigation arose out of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

         UICI has filed notice of removal to the U. S. District Court for the Northern District of Texas on the basis that federal questions have been raised which give jurisdiction to the matter to the federal district court. Plaintiff has filed a motion to remand the case back to Texas state court.

         At the regular quarterly meeting of the Company's Board of Directors held on August 4, 1999, George Lane III and Stuart D. Bilton (non-employee directors of the Company) were appointed, in accordance with Texas and Delaware law, to serve as a special committee to investigate and assess on behalf of the Company the underlying claims made in the Shareholder Derivative Litigation.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                     NUMBER

     (a) Exhibits.

         27     Financial Data Schedule

     (b) Reports on Form 8-K.

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       UICI
                                       -----------------------------------------
                                                    (Registrant)





Date: August 13, 1999                  /s/ Gregory T. Mutz
      ---------------                  -----------------------------------------
                                       Gregory T. Mutz, President, Chief
                                       Executive Officer, and Director



Date: August 13, 1999                  /s/ William P. Benac
      ---------------                  -----------------------------------------
                                       William P. Benac, Vice President,
                                       (Chief Financial Officer)

                               INDEX TO EXHIBITS



Exhibit
Number          Description
------          -----------

  27            Financial Data Schedule