Form 10-Q
period 1999-09-30
UICI
filed 1999-11-15
CIK 773660

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         From the transition period from ____________ to _____________


                         Commission File Number 0-14320


                                      UICI
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 75-2044750
--------------------------------------             ---------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                     75244
---------------------------------------               ---------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code (972) 392-6700
                                                   ---------------

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value-- 46,403,907 shares as of November 5, 1999.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION


              Consolidated condensed balance sheets-September 30, 1999
              (unaudited)-and December 31, 1998                                                                   3

              Consolidated condensed statements of income
              -Three months ended September 30, 1999 and 1998
              and nine months ended September 30, 1999 and 1998                                                   4

              Consolidated statements of comprehensive income
              -Three months ended September 30, 1999 and 1998
              and nine months ended September 30, 1999 and 1998                                                   5

              Consolidated condensed statements of cash flows
              -Nine months ended September 30, 1999 and 1998                                                      6

              Notes to consolidated condensed financial statements
              -September 30, 1999                                                                                 7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations              15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                         22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                  23

Item 6.       Exhibits and Reports on Form 8-K                                                                   27

              SIGNATURES                                                                                         28

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                 September 30,     December 31,
                                                                     1999              1998
                                                                  (Unaudited)         (Note)
                                                                 ------------      ------------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost: 1999--$885,282; 1998--$865,589) .........     $    856,765      $    886,406
         Equity securities, at fair value
            (cost: 1999--$25,300; 1998--$18,521) ...........           23,362            18,764
     Mortgage and collateral loans .........................            8,460             8,266
     Policy loans ..........................................           20,499            21,332
     Investment in unconsolidated subsidiary ...............           45,235            45,843
     Short-term investments ................................          136,238           194,273
                                                                 ------------      ------------
           Total investments ...............................        1,090,559         1,174,884
   Student loans ...........................................        1,204,417           670,429
   Credit card loans .......................................          280,378           136,280
   Cash ....................................................           36,020            16,900
   Restricted cash .........................................          249,190            15,343
   Agents' receivables .....................................           11,724            11,249
   Reinsurance receivables .................................           90,564            89,566
   Receivables from related parties ........................           10,129            14,069
   Due premiums and other receivables ......................           50,123            39,675
   Investment income due and accrued .......................           77,048            41,022
   Deferred acquisition costs ..............................           83,832            93,008
   Goodwill ................................................          194,367           108,346
   Property and equipment, net .............................           85,496            51,938
   Other ...................................................           23,598            12,346
                                                                 ------------      ------------
                                                                 $  3,487,445      $  2,475,055
                                                                 ============      ============

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits ...................     $    458,163      $    468,297
     Claims ................................................          316,274           317,298
     Unearned premiums .....................................           89,693           110,569
     Other policy liabilities ..............................           20,033            20,590
   Federal income taxes ....................................           15,201            36,111
   Other liabilities .......................................          139,808            91,133
   Collections payable .....................................          176,256                --
   Notes payable to related parties ........................               --               497
   Time deposits ...........................................          224,449            98,913
   Short-term debt .........................................           10,095            29,778
   Long-term debt ..........................................          119,974            21,268
   Student loan short-term debt ............................          283,485           318,853
   Student loan long-term debt .............................          997,825           350,173
                                                                 ------------      ------------
                                                                    2,851,256         1,863,480

MINORITY INTERESTS .........................................           13,683            16,784

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share ..................              466               464
   Preferred stock, par value $.01 per share ...............               --                --
   Additional paid-in capital ..............................          163,098           166,489
   Treasury stock ..........................................           (4,575)               --
   Accumulated other comprehensive income (loss):
     Net unrealized investment gains (losses) ..............          (20,093)           13,412
   Retained earnings .......................................          483,610           414,426
                                                                 ------------      ------------
                                                                      622,506           594,791
                                                                 ------------      ------------
                                                                 $  3,487,445      $  2,475,055
                                                                 ============      ============

NOTE: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                                     1999              1998             1999             1998
                                                                 ------------      ------------     ------------     ------------
REVENUE
   Premiums
     Health ................................................     $    169,061      $    184,814     $    519,847     $    558,009
     Life premiums and other considerations ................           12,521            12,210           36,328           37,437
   Investment income .......................................           20,329            19,596           62,231           61,007
   Other interest income ...................................           24,309            11,218           70,864           19,361
   Credit card fees ........................................           64,981            27,552          165,173           66,139
   Other fee income ........................................           33,890            30,496           89,391           83,284
   Other income ............................................            1,262             1,919            3,244           37,288
   Gains (losses) on sale of investments ...................              (89)              727            1,306            4,589
                                                                 ------------      ------------     ------------     ------------
                                                                      326,264           288,532          948,384          867,114

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses ...............          122,840           147,506          388,472          437,594
   Underwriting, acquisition, and insurance expenses .......           55,819            67,976          180,509          207,333
   Other expenses ..........................................           48,286            31,062          136,430          122,739
   Depreciation and amortization ...........................            8,000             5,182           16,287           10,761
   Provision  for doubtful accounts ........................           38,701             7,664           80,287           15,523
   Interest expense ........................................            2,463               730            4,678            2,105
   Interest expense - student loan borrowings ..............           13,737             6,050           37,605           10,438
                                                                 ------------      ------------     ------------     ------------
                                                                      289,846           266,170          844,268          806,493

     INCOME BEFORE FEDERAL INCOME TAXES
       AND MINORITY INTERESTS ..............................           36,418            22,362          104,116           60,621
Federal income taxes .......................................           11,843             7,797           33,844           20,334
                                                                 ------------      ------------     ------------     ------------
     INCOME BEFORE MINORITY INTERESTS ......................           24,575            14,565           70,272           40,287

Minority interests .........................................              119             1,034            1,088            4,141
                                                                 ------------      ------------     ------------     ------------

     NET INCOME ............................................     $     24,456      $     13,531     $     69,184     $     36,146
                                                                 ============      ============     ============     ============


     BASIC EARNINGS PER COMMON SHARE .......................     $       0.52      $       0.29     $       1.49     $       0.78
                                                                 ============      ============     ============     ============

     DILUTED EARNINGS PER COMMON SHARE .....................     $       0.51      $       0.29     $       1.45     $       0.78
                                                                 ============      ============     ============     ============



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)


                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                       1999          1998          1999          1998
                                                                    ----------    ----------    ----------    ----------
Net income ......................................................   $   24,456    $   13,531    $   69,184    $   36,146

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period ....      (12,074)        7,651       (52,705)        7,733
     Less:  reclassification adjustment for gains (losses)
       included in net income ...................................          154           139         1,190         2,764
                                                                    ----------    ----------    ----------    ----------
           Other comprehensive income (loss)
             before tax .........................................      (11,920)        7,790       (51,515)       10,497
     Income tax (expense) benefit related to items of
       other comprehensive income ...............................        4,167        (2,725)       18,010        (3,673)
                                                                    ----------    ----------    ----------    ----------
Other comprehensive income  (loss), net of tax ..................       (7,753)        5,065       (33,505)        6,824
                                                                    ----------    ----------    ----------    ----------
Comprehensive income ............................................   $   16,703    $   18,596    $   35,679    $   42,970
                                                                    ==========    ==========    ==========    ==========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                     1999              1998
                                                                 ------------      ------------
OPERATING ACTIVITIES
   Net income ..............................................     $     69,184      $     36,146
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in restricted cash ...........................         (233,847)               --
     Increase in reinsurance, related party and
      other receivables ....................................           (3,787)          (15,564)
     Increase in accrued investment income .................          (36,026)          (19,031)
     Decrease (increase) in deferred acquisition costs .....            9,176              (619)
     (Decrease) increase in policy liabilities .............          (17,784)           32,275
     Increase (decrease) in federal income taxes payable ...           (6,173)            6,373
     Increase  in other liabilities ........................           37,640            13,324
     Increase in collections payable .......................          176,256                --
     Depreciation and amortization .........................           16,287            10,761
     Provision for doubtful accounts .......................           80,287            15,523
     Net income attributable to minority interests .........            1,088             5,671
     Gains on sale of investments ..........................           (1,306)           (4,589)
     Other items, net ......................................          (10,616)           (7,374)
                                                                 ------------      ------------

         Cash Provided by Operating Activities .............           80,379            72,896
                                                                 ------------      ------------

INVESTING ACTIVITIES
   Increase in student loans ...............................         (511,061)         (567,502)
   Increase in credit card loans ...........................         (223,398)          (72,982)
   Increase in other investments ...........................          (56,657)          (18,290)
   Decrease (increase) in agents' receivables ..............           (1,151)              422
   Increase in property and equipment ......................          (35,504)           (4,034)
                                                                 ------------      ------------

         Cash Used in Investing Activities .................         (827,771)         (662,386)
                                                                 ------------      ------------

FINANCING ACTIVITIES
   Net cash provided from time deposits ....................          125,536            55,540
   Deposits from investment products .......................           11,998            12,867
   Withdrawals from investment products ....................          (26,805)          (30,229)
   Proceeds from student loan borrowings ...................        1,640,924           591,823
   Repayment of student loan borrowings ....................       (1,082,063)          (16,866)
   Proceeds from debt ......................................          154,615             2,252
   Repayments of debt ......................................          (46,089)          (13,562)
   Purchase of treasury stock ..............................          (10,649)               --
   Proceeds from exercise of stock options .................            5,623                --
   Issuance of notes receivable for stock sale .............           (2,938)               --
   Distributions to minority interests .....................           (3,640)           (6,132)
                                                                 ------------      ------------

         Cash Provided by Financing Activities .............          766,512           595,693
                                                                 ------------      ------------

         Net Increase  in Cash .............................           19,120             6,203
         Net Cash at Beginning of Period ...................           16,900            15,932
                                                                 ------------      ------------

         Cash at End of Period .............................     $     36,020      $     22,135
                                                                 ============      ============


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE B--RECENT PRONOUNCEMENTS

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

NOTE C--ACQUISITIONS

         Effective May 1, 1999, the Company acquired all of the minority interest in United Membership Marketing Group, Inc. (" UMMG") for a cash purchase price of $32.3 million and, in connection with the acquisition, recorded $35.9 million in goodwill to be amortized over twenty five years. The acquisition was funded with existing cash and Company borrowings. As part of this transaction, UMMG entered into seven-year exclusive marketing agreements with American Fair Credit Association ("AFCA") and American Credit Educators ("ACE").

         Effective July 26, 1999, Educational Finance Group ("EFG") acquired for $58.2 million 100% of the outstanding stock of AMS Investment Group, Inc., a holding company whose principal operations include those of Academic Management Services, Inc. ("AMS"). AMS provides tuition payment plans and also originates student loans. The acquisition was financed with Company borrowings. The Company recorded $ 53.7 million of goodwill in connection with this acquisition and is amortizing it straight line over twenty-five years.

         For financial reporting purposes, the acquisitions were accounted for using the purchase method of accounting. The effect of these acquisitions on the Company's results of operations was not material.

NOTE D--Assumption of Agency Matching Total Ownership Plan ("AMTOP") Obligation

         In 1986 and 1996, respectively, United General Agency, Inc. (now Specialized Investment Risks, Inc., as successor to United General Agency, Inc. ("SIR")), which is owned by Ronald L. Jensen, the Company's Chairman, established, for the benefit of its independent insurance agents, independent sales representatives and independent organizations associated with SIR, the Agency Matching Total Ownership Plan I and the Agency Matching Total Ownership Plan II (collectively, the "Plans"). Effective as of January 1, 1997, SIR assigned and transferred to UICI certain assets associated with SIR's agency operations. In connection with that transfer, SIR agreed to retain the liability to fund the Plans to the extent of 922,587 shares of UICI Common Stock, representing the corresponding number of unvested AMTOP Credits (as defined in the Plans) at January 1, 1997. As of August 30, 1999, the liability of SIR to fund the Plans remained undischarged to the extent of 369,174 shares of UICI Common Stock (the "Unfunded Obligation").

         Effective September 15, 1999, SIR and the Company entered into an Assumption Agreement, pursuant to which UICI agreed to assume and discharge the Unfunded Obligation, in consideration of a cash payment made to the Company in the amount of $10,129,212, representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). At September 30, 1999, the Company reflected this amount in receivables from related parties and recorded a liability for the corresponding unfunded obligation in other liabilities. On October 29, SIR funded the cash payment.

         To ensure that the dollar value of the Unfunded Obligation will not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and Onward and Upward, Inc. (the sole shareholders of which include Ronald L. Jensen's five adult children, who collectively own approximately 12.4% of the issued and outstanding shares of UICI common stock) entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from Onward and Upward, and Onward and Upward has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The put/call price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation).

         The Assumption Agreement and the Put/Call Agreement and the transactions contemplated thereby were approved by the Board of Directors of the Company. The Company believes that assumption of the obligations of SIR represented by the Unfunded Obligation presented an attractive source of funds at an effective cost less than its prevailing all-in cost of funds. In addition, the Company believes that the Put/Call Agreement afforded the Company the necessary hedge on its obligation to deliver a fixed number of shares of UICI Common Stock in the future, at a cost significantly less than it could obtain such a hedge in the open market from an unaffiliated third party.

NOTE E--LONG TERM DEBT

         On May 17, 1999, the Company closed on a $100 million unsecured line of credit with a group of commercial banks. Amounts outstanding under the line of credit bear interest at an annual rate of 75 basis points (0.75%) over LIBOR. As of September 30, 1999, the Company had fully drawn on the line of credit, of which $50 million was used to repay $50 million of debt outstanding under the Company's prior bank facility and $50 million was used to fund the UMMG and AMS acquisitions (completed in May 1999 and July 1999, respectively) and current operations.

         On June 11, 1999, an EFG special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The interest rate on the notes will be reset monthly by an auction process. The notes were sold in two equal tranches and mature in November 2022. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services.

         Effective August 6, 1999, EFG completed a $650 million single seller asset-backed commercial paper conduit through its special purpose entity, EFG Funding, LLC. Approximately $515 million of commercial paper was issued in a private placement, bearing annual interest at rates ranging from 5.05% to 5.69%. The conduit will issue commercial paper from time to time with maturities from one to 270 days. Liquidity support is provided by a separate banking facility. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
                                                       (In thousands except per share amounts)
Net income available to common shareholders ...   $   24,456   $   13,531   $   69,184   $   36,146
                                                  ----------   ----------   ----------   ----------

Weighted average shares outstanding--
     basic earnings per share .................       46,305       46,229       46,303       46,229

Effect of dilutive securities:
     Employee stock options ...................        1,541          652        1,414          357
                                                  ----------   ----------   ----------   ----------

Weighted average shares outstanding--
     dilutive earnings per share ..............       47,846       46,881       47,717       46,586
                                                  ----------   ----------   ----------   ----------

Basic earnings per common share ...............   $     0.52   $     0.29   $     1.49   $     0.78
                                                  ==========   ==========   ==========   ==========

Diluted earnings per common share .............   $     0.51   $     0.29   $     1.45   $     0.78
                                                  ==========   ==========   ==========   ==========

NOTE G--LEGAL PROCEEDINGS

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

Sun Communications Litigation

         UICI and Ronald L. Jensen (the Company's Chairman) are involved in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

         UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty, and on September 10, 1999 the Company appealed the District Court's decision as to those issues. The Company has not, however, appealed the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed an appeal of the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun. On October 4, 1999, Sun filed its brief in opposition to the appeal.

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen has reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurances Agreement"), Mr. Jensen has agreed to fully reimburse the Company to the extent of any reduction in cash proceeds from the amount determined by the District Court to be due the Company directly from STP.

         The Company cannot at this time predict how, when or in what fashion the appellate court will dispose of the various claims of the Company and Mr. Jensen on appeal. The appellate court may affirm the District Court's judgment, may return the case to the District Court for trial, or may reverse the District Court's decision and render a judgment. In addition, there can be no assurances as to the time period during which the appeals filed by Mr. Jensen or the Company in the Sun Litigation may be heard and a final judgment rendered which affords no party in the Sun Litigation the right to further appeal. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurances Agreement would be treated as a capital contribution to the Company, and the Company's pre-tax operating results would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

         On October 8, 1999, Sun filed a motion seeking a partial distribution of the approximately $19.8 million of STP sales proceeds currently held in the Court's registry. The trial court entered an order granting relief on October 21, 1999, which order has been stayed pending the Court of Appeals' final determination with respect to Sun's motion seeking a partial distribution.

         The District Court's December 1998 ruling left unresolved the disposition of approximately $6.0 million of sales proceeds from the sale and liquidation of STP, to which the Company believes it is entitled in accordance with the interpretation of the March 1997 agreement adopted by the District Court. Based on the current caseload in the Texas appellate courts, the Company does not currently believe that a final judgment in the Sun Litigation will be rendered prior to 2001. The Company believes it is probable that the outcome of the appeal and/or potential settlement, if any, will not materially affect the distribution of the cash sales proceeds to the Company as contemplated by the District Court's final judgement.

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

         UICI has filed notice of removal to the U. S. District Court for the Northern District of Texas on the basis that federal questions have been raised which give jurisdiction to the matter to the federal district court. Plaintiff has filed a motion to remand the case back to Texas state court. The U. S. District Court has yet to rule on the motion to remand.

         At the regular quarterly meeting of the Company's Board of Directors held on August 4, 1999, George Lane III and Stuart D. Bilton (non-employee directors of the Company) were appointed, in accordance with Texas and Delaware law, to serve as a special committee to investigate and assess on behalf of the Company the underlying claims made in the Shareholder Derivative Litigation.

Mitchell Litigation

         The Company and one of its subsidiaries are named defendants in a purported class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court, in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). The Company markets credit cards through AFCA.

         The California state court in the Mitchell case has certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999. Defendants' motions to compel arbitration and to narrow the class definition are pending before the court. On September 27, 1999, the parties met before a mediator in an attempt to resolve the dispute. In that mediation, the parties reached an agreement in principle to settle the case. The proposed settlement remains subject to formal documentation and court approval, and at this time the portion of any cash outlay for which the Company will be liable is unclear.

         The Company does not currently believe that the settlement, if entered into in accordance with the terms tentatively agreed to in the mediation, will have a material adverse effect on the results of operations or financial condition of the Company.

Klinefelter Litigation

         The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("Mega") is a party defendant in a purported class action suit filed in December 1996 (The Klinefelter Family Revocable Living Trust, et al. v. First Life Assurance Company, et al.) pending in the District Court of Hidalgo County, Texas, in which the named plaintiffs have alleged breach of contract, violations of the Texas Deceptive Trade Practices Act and the Texas Insurance Code arising from the sale of so-called "vanishing premium" life insurance policies. The trial court has certified a nationwide class consisting of all purchasers of the insurance policies. Mega has appealed what it believes to be an improper class certification order, and Mega has moved for summary judgment as to all claims asserted by the representative plaintiffs on an individual basis and as to the claims asserted by the class as a whole. Defendants' motion for summary judgment has been stayed pending outcome of the appeal of the class certification order.

         The parties have been engaged in intense settlement negotiations and multiple mediations. The Company does not currently believe that the outcome of the Klinefelter case will have a material adverse effect on the results of operations or financial condition of the Company.

Alabama Litigation

         During the quarter ended September 30, 1999, United Credit National Bank ("UCNB") (an indirect wholly-owned subsidiary of the Company) was named as a defendant in two lawsuits in Macon County, Alabama (LaTonya Tarver v. UCNB, American Credit Educators, L.L.C. ("ACE") and various unnamed defendants and Wylean Tarver v. UCNB, ACE and unnamed defendants) and two lawsuits in Bullock County, Alabama (Mandy B. Shell v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants and Ruby N. Cunningham v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants) arising from 1999 telemarketing activities undertaken by UCNB and/or ACE.

         UCNB has filed motions to dismiss and motions to compel arbitration in all four lawsuits, which motions are pending. The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the cases. The telemarketing activities in question were conducted for UCNB by a third party on an outsourced basis, and the Company believes that UCNB is entitled to indemnification by the third party in connection with the cases.

Katz Litigation

         The Company is currently involved in a dispute with the former owners of ELA Corporation, a student loan marketing business acquired by the Company in December 1997. The former owners allege that, as part of the negotiations leading to the acquisition, the Company and the former owners entered into an oral option agreement, pursuant to which the former owners were granted the right, for a five-year period, to purchase 6.5% of the student loan business of Educational Finance Group, Inc. ("EFG") for $5.7 million. The former owners further allege that the 6.5% percentage is subject to adjustment of up to 50% based on the relative post-acquisition performance of ELA Corporation to the performance of EFG (including ELA Corporation) as a whole. Attempts to reach agreement on the terms of the option over an 18 month period were unsuccessful.

         On July 28, 1999, EFG filed a declaratory judgment action in U.S. District Court in Boston (EFG, Inc. v. Marcus Katz, et al) seeking a finding that no option existed since there had been no agreement on essential terms. The former owners have filed a motion to dismiss the action. On July 30, 1999, the former owners filed an action in California state court (Marcus Katz et al v. UICI, Educational Finance Group, Inc. et al) seeking a declaration that the option does exist. The Company and EFG removed the case to federal court and moved to dismiss the action or, alternatively, to stay the action pending a decision in the prior filed Federal case. The former owners have moved to remand the case back to the California state court.

NOTE H--SEGMENT INFORMATION

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency, Student Insurance, the OKC Division, Special Risk and National Motor Club; (ii) Financial Services, which includes the businesses of United CreditServ, Educational Finance Group, Insurdata and Other Business Units and (iii) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations which do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements which are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests ("Operating Income"), and identifiable assets is summarized as follows:

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              1999          1998          1999          1998
                                           ----------    ----------    ----------    ----------
                                                             (In thousands)
Revenues
   Insurance:
     Self Employed Agency ..............   $  139,717    $  156,222    $  429,735    $  460,994
     Student Insurance .................       24,668        23,251        80,462        76,870
     OKC Division ......................       23,844        25,038        71,389        74,729
     Special Risk ......................       14,139        17,344        42,944        52,873
     National Motor Club ...............        7,619         7,736        21,961        22,582
                                           ----------    ----------    ----------    ----------
                                              209,987       229,591       646,491       688,048

   Financial Services:
     Credit Services ...................       75,094        30,449       186,253        71,824
     Educational Finance Group .........       27,934        15,048        79,503        35,309
     Insurdata .........................       12,175        10,955        35,010        31,360
     Other Business Units ..............          238         1,180           587        33,677
                                           ----------    ----------    ----------    ----------
                                              115,441        57,632       301,353       172,170

   Other Key Factors ...................        8,847         7,670        26,187        26,083
                                           ----------    ----------    ----------    ----------
   Inter Segment Eliminations ..........       (8,011)       (6,361)      (25,647)      (19,187)
                                           ----------    ----------    ----------    ----------
Total Revenues .........................   $  326,264    $  288,532    $  948,384    $  867,114
                                           ==========    ==========    ==========    ==========

                                               Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                              1999          1998          1999         1998
                                           ----------    ----------    ----------   ----------
                                                             (In thousands)
Operating Income

Insurance:
   Self Employed Agency ................   $   18,507    $   (2,679)   $   35,906   $   (8,728)
   Student Insurance ...................          279         3,046         1,782        7,675
   OKC Division ........................        3,807         5,444        14,252       14,977
   Special Risk ........................         (471)          869           131        4,269
   National Motor Club .................        1,422           799         3,677        3,527
                                           ----------    ----------    ----------   ----------
                                               23,544         7,479        55,748       21,720

Financial Services:
   United CreditServ ...................        9,429        11,741        35,776       25,488
   Educational Finance Group ...........          123          (490)        2,502       (2,872)
   Insurdata ...........................        1,128           345         2,283        2,221
   Other Business Units ................           --             2            --           21
                                           ----------    ----------    ----------   ----------
                                               10,680        11,598        40,561       24,858

Other Key Factors ......................        2,194         3,285         7,807       14,043
                                           ----------    ----------    ----------   ----------
Total Operating Income .................   $   36,418    $   22,362    $  104,116   $   60,621
                                           ==========    ==========    ==========   ==========

                                           September 30,  December 31,
                                               1999           1998
                                           ------------   ------------
                                                 (In thousands)
Identifiable Assets
   Insurance:
   Self Employed Agency ................   $    410,875   $    444,240
   Student Insurance ...................         56,357         87,303
   OKC Division ........................        590,738        585,055
   Special Risk ........................         78,733         51,580
   National Motor Club .................         23,346         26,038
                                           ------------   ------------
                                              1,160,049      1,194,216
   Financial Services:
   United CreditServ ...................        372,099        195,242
   Educational Finance Group ...........      1,595,680        773,412
   Insurdata ...........................         18,490         22,338
   Other Business Units ................         19,787         19,226
                                           ------------   ------------
                                              2,006,056      1,010,218

   Other Key Factors ...................        321,340        270,621
                                           ------------   ------------
Total assets ...........................   $  3,487,445   $  2,475,055
                                           ============   ============

The increase in United CreditServ's assets is attributable to the increase in accounts processed from December 31, 1998 to September 30, 1999.

The increase in Educational Finance Group's assets is due to increased loan origination volume.

NOTE I--SUBSEQUENT EVENTS

         On October 5, 1999 the Company and HealthPlan Services Corporation ("HPS") entered into an agreement contemplating the acquisition by the Company of HPS in a stock-for-stock merger transaction. Assuming an average closing price per share of the Company's stock at October 5, 1999, the Company would issue approximately 4.6 million shares of its stock in the merger, and the purchase price would be approximately $120.2 million plus the assumption of approximately $93 million of HPS's debt. Upon completion of the merger, HPS will become a wholly owned, separately operated subsidiary of the Company. Completion of the merger is subject to several closing conditions, including the approval of HPS's stockholders. The merger is currently expected to be completed in early 2000.

         On October 7, 1999, EFG completed a $344 million capital market transaction, which included the issuance of $229 million principal amount of three month LIBOR-indexed floating rate notes and the issuance of $115 million principal amount of auction rate notes. The $229 million notes were priced with a spread of 42 basis points over LIBOR with the interest rate resetting quarterly. The notes mature in April 2009 and have an expected average life of
3.5 years. The $115 million auction rate notes bear interest initially at an annual rate of 6.38% and the interest rate resets quarterly. The notes mature in July 2027.

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UICI and its subsidiaries (the "Company") reported net income of $0.51 per share for the three-month period ended September 30, 1999 compared to net income of $0.29 per share for the comparable period in 1998. There were no gains per share from the sale of investments for the three-month period ended September 30, 1999, compared to gains of $0.01 per share for the comparable period in 1998. For the nine-month period ended September 30, 1999, net income was $1.49 per share compared to net income of $0.78 per share for the comparable period in 1998. Included in net income were gains from the sale of investments of $0.02 per share and $0.06 per share for the nine month period ended September 30, 1999 and September 30, 1998, respectively.

         The Company's business segments are: (i) Insurance, which includes the businesses of the Self Employed Agency, Student Insurance, the OKC Division, Special Risk and National Motor Club; (ii) Financial Services, which includes the businesses of United CreditServ, Educational Finance Group, Insurdata and Other Business Units and (iii) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes and minority interests ("Operating Income").

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                              1999          1998          1999          1998
                                           ----------    ----------    ----------    ----------
                                                             (In thousands)
Revenues
   Insurance:
     Self Employed Agency ..............   $  139,717    $  156,222    $  429,735    $  460,994
     Student Insurance .................       24,668        23,251        80,462        76,870
     OKC Division ......................       23,844        25,038        71,389        74,729
     Special Risk ......................       14,139        17,344        42,944        52,873
     National Motor Club ...............        7,619         7,736        21,961        22,582
                                           ----------    ----------    ----------    ----------
                                              209,987       229,591       646,491       688,048

   Financial Services:
     Credit Services ...................       75,094        30,449       186,253        71,824
     Educational Finance Group .........       27,934        15,048        79,503        35,309
     Insurdata .........................       12,175        10,955        35,010        31,360
     Other Business Units ..............          238         1,180           587        33,677
                                           ----------    ----------    ----------    ----------
                                              115,441        57,632       301,353       172,170

   Other Key Factors ...................        8,847         7,670        26,187        26,083
                                           ----------    ----------    ----------    ----------
   Inter Segment Eliminations ..........       (8,011)       (6,361)      (25,647)      (19,187)
                                           ----------    ----------    ----------    ----------
Total Revenues .........................   $  326,264    $  288,532    $  948,384    $  867,114
                                           ==========    ==========    ==========    ==========


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                  1999          1998          1999         1998
                                               ----------    ----------    ----------   ----------
                                                                  (In thousands)
Operating Income
    Insurance:
       Self Employed Agency ................   $   18,507    $   (2,679)   $   35,906   $   (8,728)
       Student Insurance ...................          279         3,046         1,782        7,675
       OKC Division ........................        3,807         5,444        14,252       14,977
       Special Risk ........................         (471)          869           131        4,269
       National Motor Club .................        1,422           799         3,677        3,527
                                               ----------    ----------    ----------   ----------
                                                   23,544         7,479        55,748       21,720

    Financial Services:
       United CreditServ ...................        9,429        11,741        35,776       25,488
       Educational Finance Group ...........          123          (490)        2,502       (2,872)
       Insurdata ...........................        1,128           345         2,283        2,221
       Other Business Units ................           --             2            --           21
                                               ----------    ----------    ----------   ----------
                                                   10,680        11,598        40,561       24,858

    Other Key Factors ......................        2,194         3,285         7,807       14,043
                                               ----------    ----------    ----------   ----------
    Total Operating Income .................   $   36,418    $   22,362    $  104,116   $   60,621
                                               ==========    ==========    ==========   ==========

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

         Self Employed Agency ("SEA"). Operating income for the three months ended September 30, 1999 for the SEA Division increased to $18.5 million from a loss of $2.7 million in the comparable 1998 period, an increase of $21.2 million, and for the nine months ended September 30, 1999 operating income increased to $35.9 million from a loss of $8.7 million in the comparable 1998 period. The increases are the result of the continued success in directing a larger portion of new sales to traditional indemnity products and the improved loss ratio on the PPO products. Revenue for the three months ended September 30, 1999 for the SEA Division decreased to $139.7 million from $156.2 million for the same period in 1998, and for the nine months ended September 30, 1999 revenue decreased to $429.7 million compared to $461.0 million in the comparable 1998 period. The decrease in revenues in the 1999 periods reflects the negative impact on new sales and recruiting efforts of rate increases implemented starting in 1998.

         Student Insurance. Operating income for the three months ended September 30, 1999 for the Student Insurance Division decreased to $279,000 from $3.0 million for the same period in 1998, a decrease of $2.7 million, and for the nine-month period in 1999 operating income decreased to $1.8 million from $7.7 million in the comparable 1998 period. The reduced earnings reflect lower margins resulting from increased loss ratios on the 98/99 policy year. Revenue for the three months ended September 30, 1999 from the Student Insurance Division increased to $24.7 million from $23.3 million in the corresponding 1998 period, and for the nine month period ended September 30, 1999 revenue increased to $80.5 million from $76.9 million in the 1998 period.

         OKC Division. Operating income for the three months ended September 30, 1999 for the OKC Division decreased to $3.8 million from $5.4 million for the comparable 1998 period, a decrease of $1.6 million, and for the nine months ended September 30, 1999 operating income decreased to $14.3 million from $15.0 million in the corresponding 1998 period. The decrease in operating income is due to lower profit margins in the workers compensation business and an additional deferred acquisition cost write off due to a higher third quarter lapse in its College Fund Life Division ("CFLD") business. The Company believes that the higher lapse will decline in future periods, as changes made early in the year to its CFLD program take effect. Revenues for the three months ended September 30, 1999 for the OKC Division decreased to $23.8 million from $25.0 million in the comparable 1998 period, and for the nine month 1999 period revenues decreased to $71.4 million from $74.7 million in the comparable nine month period of 1998. This decrease in revenues was primarily due to decreased premium in the workers compensation business.

         Special Risk. Operating income for the three months ended September 30, 1999 for the Special Risk Division decreased to a loss of $471,000 from income of $869,000 in the comparable 1998 period, and for the nine months ended September 30, 1999 operating income decreased to $131,000 from $4.3 million in the 1998 nine-month period. The decrease in operating income is due to higher loss ratios on closed blocks of business and reserve adjustments on the marine medical business. Revenue for the three months ended September 30, 1999 decreased to $14.1 million from $17.3 million in the corresponding 1998 period, and for the nine months ended September 30, 1999 revenue decreased to $42.9 million from $52.9 million in the comparable 1998 period. The decrease in revenue is primarily due to elimination of unprofitable blocks of business and implementation of rate increases on stop-loss accounts.

         National Motor Club. Operating income for the three months ended September 30, 1999 for the National Motor Club increased to $1.4 million from $799,000 in the 1998 period, an increase of $623,000, and for the nine months ended September 30, 1999 operating income increased to $3.7 million from $3.5 million in the comparable 1998 period, an increase of $150,000. Operating income before amortization costs for the nine months ended September 30, 1999 increased to $4.6 million from $3.7 million in 1998. Revenues for the three and nine month periods of 1999 are comparable to revenues in the corresponding 1998 periods.

         United CreditServ ("UCS"). Operating income for the three months ended September 30, 1999 for UCS's business decreased to $9.4 million from $11.7 million in the 1998 period, and for the nine months ended September 30, 1999 operating income increased to $35.8 million from $25.5 million in the nine months ended September 30, 1998. Operating income in the quarter ended September 30, 1999, reflected the sale by the Company to the independent organization that markets credit cards for the Company of previously charged off accounts for $13 million in cash. This sale was made pursuant to the terms of UCS's ongoing marketing agreement with the independent organization, which requires such transactions if certain levels of card performance are not realized. The decrease in operating income in the three-month period was due to additional costs incurred to expand facilities, hire personnel and improve collections and administrative systems. UCS has directed considerable resources to its collections department to enable it to process the higher volumes generated by a new credit product introduced in the fourth quarter of 1997 and to anticipate future needs as marketing programs expand. Revenues for the three months ended September 30, 1999 increased to $75.1 million from $30.4 million in the comparable 1998 period, and for the nine months ended September 30, 1999 revenues increased to $186.3 million from $71.8 million in the nine month 1998 period. The increase in revenues in 1999 compared to 1998 was primarily attributable to a new program introduced in 1997 for which significant sales were not recognized until the fourth quarter of 1998.

         Educational Finance Group ("EFG"). EFG`s operating income for the three months ended September 30, 1999 increased to $123,000 from a loss of $490,000 in the 1998 three-month period, and for the nine months ended September 30, 1999 operating income increased to $2.5 million from a loss of $2.9 million for the same period in 1998. The increase was primarily due to lower "all-in" financing costs achieved from recent financing activities, as well as growth in student loans. Revenues for the three months ended September 30, 1999 increased to $27.9 million from $15.0 million in the corresponding 1998 period, and for the nine months ended September 30, 1999 revenues increased to $79.5 million from $35.3 million in the 1998 period. The increase in revenues for the three and nine month periods is due to increased origination and interest income derived from EFG's higher student loan volume.

         Insurdata. Operating income for the three months ended September 30, 1999 for Insurdata increased to $1.1 million from $345,000 in the comparable 1998 period, and for the nine months ended September 30, 1999 operating income was comparable to the 1998 period. The increase in the three-month period in 1999 as compared to 1998 is due to higher than normal expenses in 1998 due to a cancelled IPO. Revenues in the three months ended September 30, 1999 increased to $12.2 million from $11.0 million in the corresponding 1998 period, and for the nine months ended September 30, 1999 revenues increased to $35.0 million from $31.4 million in the comparable 1998 period. Of Insurdata's total revenue in the nine months ended September 30, 1999, $17.3 million was attributable to data processing services provided to the health insurance operations of UICI, compared to $15.9 million of such revenue in the nine month period ended September 30, 1998.

         Other Business Units. During 1998, this category ceased to exist, with the Other Business Units sold, closed or transferred to other categories.

         Other Key Factors. The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended September 30, 1999 associated with this category decreased to $2.2 million from $3.3 million in the three months ended September 30, 1998, and for the nine months ended September 30, 1999 such operating income decreased to $7.8 million from $14.0 million in the comparable 1998 period. The decrease in the three months and nine months ended September 30, 1999 as compared to 1998 is due to an increase in amortization of goodwill, interest expense, general corporate operations and a decrease in realized gains which was partially offset by an increase in investment income on equity not allocated to the other segments. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales with losses more likely during periods of rising interest rates. In addition, due to rising interest rates, the net unrealized investment gains or losses on securities classified as "available for sale," reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes and minority interests was a $20.1 million unrealized loss at September 30, 1999 compared to a $13.4 million unrealized gain at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's invested assets of $1.1 billion at September 30, 1999 were comparable to invested assets at December 31, 1998. The growth in the assets provided by current operations and corporate borrowings was offset by the decrease in market values of the fixed maturity securities held as "available for sale". The decrease in market values of the fixed maturity securities held as "available for sale" was the direct result of increases in long-term interest rates.

         The growth in the credit card receivables portfolio from $136 million at December 31, 1998 to $280 million at September 30, 1999 was funded using time deposits at United Credit National Bank ("UCNB"), which deposits increased from $99 million at December 31, 1998 to $224 million at September 30, 1999, and cash provided from current operations.

         The growth in the student loans from $670 million at December 31, 1998 to $1.2 billion at September 30, 1999 was funded from the proceeds of student loan borrowings and the issuance of long term notes, which indebtedness in the aggregate increased from $669 million at December 31, 1998 to $1.2 billion at September 30, 1999.

         On June 11, 1999, an EFG special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The interest rate on the notes will be reset monthly by an auction process. The notes were sold in two equal tranches and mature in November 2022. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services.

         Effective August 6, 1999, EFG completed a $650 million single seller asset-backed commercial paper conduit through its special purpose entity, EFG Funding, LLC. Approximately $515 million of commercial paper was issued in a private placement, bearing annual interest at rates ranging from 5.05% to 5.69%. The conduit will issue commercial paper from time to time with maturities from one to 270 days. Liquidity support is provided by a separate banking facility. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

         On May 17, 1999, the Company closed on a $100 million unsecured line of credit with a group of commercial banks. Amounts outstanding under the line of credit bear interest at an annual rate of 75 basis points (0.75%) over LIBOR. As of September 30, 1999, the Company had fully drawn on the line of credit, of which $50 million was used to repay $50 million of debt outstanding under the Company's prior bank facility and $50 million was used to fund the UMMG and AMS acquisitions (completed in May 1999 and July 1999, respectively) and current operations.

         In connection with its AMS acquisition, the Company has $176 million of restricted cash representing amounts collected under the tuition plan program and a corresponding liability due to the various educational institutions.

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

         IT Systems. The Company completed its Year 2000 project for its IT Systems during the third quarter of 1999.

         Non-IT Systems. The Company believes that Year 2000 non-readiness of its own Non-IT Systems would not have a material adverse effect on the Company's business or operations. Accordingly, the Company has primarily focused its efforts on its IT Systems.

         Readiness of Third Parties. The Company relies on hardware and software of third parties as material components of its IT Systems, including network access between the Company's data center and credit card transaction processors. As part of the Year 2000 Project, the Company tested such software, hardware and interfaces for Year 2000 Readiness. In addition, the Company polled the third parties that provide software, hardware or data to the Company regarding each of such third party's Year 2000 readiness plans and state of readiness. The Company requested written responses from such third parties that their software, hardware and data is, or will be on a timely basis, Year 2000 ready.

         The Company provides services to third parties. If a Year 2000 problem caused the interruption of such services to those customers, such interruption could have a material adverse effect on the Company's business and the Company could incur liability as a result.

         Year 2000 Costs. The Company expected to incur internal labor costs, as well as other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $10.5 million, of which approximately $9.1 million, cumulatively, was incurred as of September 30, 1999 and $2.9 million was incurred during the nine -month period ended September 30, 1999. Future costs of the Year 2000 project will primarily result from the re-deployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. Costs associated with the Year 2000 project are expensed as incurred and are paid from operating cash flows.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform, ability to predict and effectively manage claims related to health care costs; reliance on key management and adequacy of claim liabilities and the ability of the Company and third party vendors to modify computer systems for the Year 2000 data conversion in a timely manner. United CreditServ segment's future results also could be adversely affected by the possibility of future economic downturns causing an increase in credit losses or changes in regulations for credit cards or credit card national banks. The Company has certain risks associated with the Educational Finance Group business. The changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans. Investors are also directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

         United CreditServ 's operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest earned on the credit cards and the amount of the interest paid on the time deposits. The maturity of the time deposits is less than one year. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

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

Sun Communications Litigation

         UICI and Ronald L. Jensen (the Company's Chairman) are involved in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

         UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty, and on September 10, 1999 the Company appealed the District Court's decision as to those issues. The Company has not, however, appealed the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed an appeal of the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun. On October 4, 1999, Sun filed its brief in opposition to the appeal.

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen has reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurances Agreement"), Mr. Jensen has agreed to fully reimburse the Company to the extent of any reduction in cash proceeds from the amount determined by the District Court to be due the Company directly from STP.

         The Company cannot at this time predict how, when or in what fashion the appellate court will dispose of the various claims of the Company and Mr. Jensen on appeal. The appellate court may affirm the District Court's judgment, may return the case to the District Court for trial, or may reverse the District Court's decision and render a judgment. In addition, there can be no assurances as to the time period during which the appeals filed by Mr. Jensen or the Company in the Sun Litigation may be heard and a final judgment rendered which affords no party in the Sun Litigation the right to further appeal. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurances Agreement would be treated as a capital contribution to the Company, and the Company's pre-tax operating results would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

         On October 8, 1999, Sun filed a motion seeking a partial distribution of the approximately $19.8 million of STP sales proceeds currently held in the Court's registry. The trial court entered an order granting relief on October 21, 1999, which order has been stayed pending the Court of Appeals' final determination with respect to Sun's motion seeking a partial distribution.

         The District Court's December 1998 ruling left unresolved the disposition of approximately $6.0 million of sales proceeds from the sale and liquidation of STP, to which the Company believes it is entitled in accordance with the interpretation of the March 1997 agreement adopted by the District Court. Based on the current caseload in the Texas appellate courts, the Company does not currently believe that a final judgment in the Sun Litigation will be rendered prior to 2001. The Company believes it is probable that the outcome of the appeal and/or potential settlement, if any, will not materially affect the distribution of the cash sales proceeds to the Company as contemplated by the District Court's final judgement.

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

         UICI has filed notice of removal to the U. S. District Court for the Northern District of Texas on the basis that federal questions have been raised which give jurisdiction to the matter to the federal district court. Plaintiff has filed a motion to remand the case back to Texas state court. The U. S. District Court has yet to rule on the motion to remand.

         At the regular quarterly meeting of the Company's Board of Directors held on August 4, 1999, George Lane III and Stuart D. Bilton (non-employee directors of the Company) were appointed, in accordance with Texas and Delaware law, to serve as a special committee to investigate and assess on behalf of the Company the underlying claims made in the Shareholder Derivative Litigation.

Mitchell Litigation

         The Company and one of its subsidiaries are named defendants in a purported class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court, in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). The Company markets credit cards through AFCA.

         The California state court in the Mitchell case has certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999. Defendants' motions to compel arbitration and to narrow the class definition are pending before the court. On September 27, 1999, the parties met before a mediator in an attempt to resolve the dispute. In that mediation, the parties reached an agreement in principle to settle the case. The proposed settlement remains subject to formal documentation and court approval, and at this time the portion of any cash outlay for which the Company will be liable is unclear.

         The Company does not currently believe that the settlement, if entered into in accordance with the terms tentatively agreed to in the mediation, will have a material adverse effect on the results of operations or financial condition of the Company.


Klinefelter Litigation

         The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("Mega") is a party defendant in a purported class action suit filed in December 1996 (The Klinefelter Family Revocable Living Trust, et al. v. First Life Assurance Company, et al.) pending in the District Court of Hidalgo County, Texas, in which the named plaintiffs have alleged breach of contract, violations of the Texas Deceptive Trade Practices Act and the Texas Insurance Code arising from the sale of so-called "vanishing premium" life insurance policies.

         The trial court has certified a nationwide class consisting of all purchasers of the insurance policies. Mega has appealed what it believes to be an improper class certification order, and Mega has moved for summary judgment as to all claims asserted by the representative plaintiffs on an individual basis and as to the claims asserted by the class as a whole. Defendants' motion for summary judgment has been stayed pending outcome of the appeal of the class certification order.

         The parties have been engaged in intense settlement negotiations and multiple mediations. The Company does not currently believe that the outcome of the Klinefelter case will have a material adverse effect on the results of operations or financial condition of the Company.

Alabama Litigation

         During the quarter ended September 30, 1999, United Credit National Bank ("UCNB") (an indirect wholly-owned subsidiary of the Company) was named as a defendant in two lawsuits in Macon County, Alabama (LaTonya Tarver v. UCNB, American Credit Educators, L.L.C. ("ACE") and various unnamed defendants and Wylean Tarver v. UCNB, ACE and unnamed defendants) and two lawsuits in Bullock County, Alabama (Mandy B. Shell v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants and Ruby N. Cunningham v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants) arising from 1999 telemarketing activities undertaken by UCNB and/or ACE.

         UCNB has filed motions to dismiss and motions to compel arbitration in all four lawsuits, which motions are pending. The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the cases. The telemarketing activities in question were conducted for UCNB by a third party on an outsourced basis, and the Company believes that UCNB is entitled to indemnification by the third party in connection with the cases.

Katz Litigation

         The Company is currently involved in a dispute with the former owners of ELA Corporation, a student loan marketing business acquired by the Company in December 1997. The former owners allege that, as part of the negotiations leading to the acquisition, the Company and the former owners entered into an oral option agreement, pursuant to which the former owners were granted the right, for a five-year period, to purchase 6.5% of the student loan business of Educational Finance Group, Inc. ("EFG") for $5.7 million. The former owners further allege that the 6.5% percentage is subject to adjustment of up to 50% based on the relative post-acquisition performance of ELA Corporation to the performance of EFG (including ELA Corporation) as a whole. Attempts to reach agreement on the terms of the option over an 18 month period were unsuccessful.

         On July 28, 1999, EFG filed a declaratory judgment action in U.S. District Court in Boston (EFG, Inc. v. Marcus Katz, et al) seeking a finding that no option existed since there had been no agreement on essential terms. The former owners have filed a motion to dismiss the action. On July 30, 1999, the former owners filed an action in California state court (Marcus Katz et al v. UICI, Educational Finance Group, Inc. et al) seeking a declaration that the option does exist. The Company and EFG removed the case to federal court and moved to dismiss the action or, alternatively, to stay the action pending a decision in the prior filed Federal case. The former owners have moved to remand the case back to the California state court.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                                          NUMBER
         (a)      Exhibits.

                  Exhibit 10.1 - Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational Finance Group

                  Exhibit 10.2 - Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent dated
                  May 17, 1999

                  Exhibit 10.3 - Indenture Agreement dated as of August 5, 1999 between EFG-III, LP, as Issuer and The First National Bank of
                  Chicago, as Indenture Trustee and Eligible Lender Trustee.

                  Exhibit 10.4 - Indenture Agreement dated as of June 14, 1999 among EFG-II, LP as Issuer and The First National Bank of
                  Chicago, as Indenture Trustee and Eligible Lender Trustee

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

                  1. A current report on Form 8-K dated September 10, 1999 regarding an appeal filing in the Sun Litigation.

                  2. A current report on Form 8-K dated October 5, 1999 regarding the merger between UICI and HealthPlan Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        UICI
                                          -----------------------------------
                                                    (Registrant)





Date: November 15, 1999                   /s/Gregory T. Mutz
      -------------------                 -----------------------------------
                                          Gregory T. Mutz, President, Chief
                                          Executive Officer, and Director





Date: November 15, 1999                   /s/William P. Benac
      -------------------                 -----------------------------------
                                          William P. Benac, Vice President,
                                          (Chief Financial Officer)

                                 EXHIBIT INDEX


        Exhibit
        Number             Description
        -------            -----------
         10.1              Repurchase Agreement dated as of March 27, 1998 as
                           amended between Lehman Commercial Paper, Inc. and
                           Educational Finance Group

         10.2 Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of
                           Chicago as documentation agent, and Fleet National
                           Bank as co-agent dated May 17, 1999

         10.3 Indenture Agreement dated as of August 5, 1999 between EFG-III, LP, as Issuer and The First National
                           Bank of Chicago, as Indenture Trustee and Eligible
                           Lender Trustee.

         10.4              Indenture Agreement dated as of June 14, 1999 among
                           EFG-II, LP as Issuer and The First National Bank of
                           Chicago, as Indenture Trustee and Eligible Lender
                           Trustee

         27                Financial Data Schedule