Form 10-Q/A
period 1999-06-30
UICI
filed 2000-04-06
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                   FORM 10-Q/A


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

                        [ ] TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FROM THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NO. 0-14320
                                 --------------

                                      UICI
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   75-2044750
       (State or other jurisdiction of                      (IRS Employer
       Incorporation or organization)                    Identification No.)

             4001 MCEWEN DRIVE,
                 SUITE 200,
                DALLAS, TEXAS                                   75244
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (972) 392-6700


                                 Not Applicable
    Former name, former address and former fiscal year, if changed since last report.



---------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value 46,231,145 shares as of August 4, 1999.

 INDEX

                              UICI AND SUBSIDIARIES

                                                                                      Page
                                                                                      ----
PART I.       FINANCIAL INFORMATION

              Consolidated condensed balance sheets-June 30, 1999 (Restated)
              (unaudited)-and December 31, 1998                                          3

              Consolidated condensed statements of income (loss)
              (unaudited)-Three months ended June 30, 1999 (Restated) and 1998
              and  six months ended June 30, 1999 (Restated) and 1998                    4

              Consolidated statements of comprehensive income (loss)
              (unaudited)-Three months ended June 30, 1999 (Restated) and 1998
              and  six months ended June 30, 1999 (Restated) and 1998                    5

              Consolidated condensed statements of cash flows
              (unaudited)-Six months ended June 30, 1999 (Restated) and 1998             6

              Notes to consolidated condensed financial statements
              (unaudited)-June 30, 1999                                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                         18

Item 6.       Exhibits and Reports on Form 8-K                                          19

              SIGNATURES                                                                20

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                   RESTATED
                                                                                   June 30,
                                                                                     1999              December 31,
                                                                                  (Unaudited)             1998
                                                                                    (Note A)             (Note B)
                                                                                  -----------          -----------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1999--$878,388; 1998--$865,589)..........................      $  859,997           $  886,406
         Equity securities, at fair value
            (cost:  1999--$25,234; 1998--$18,521)............................          25,090               18,764
     Mortgage and collateral loans...........................................           8,532                8,266
     Policy loans............................................................          20,528               21,332
     Investment in unconsolidated subsidiary.................................          45,310               45,843
     Short-term investments..................................................         200,643              209,616
                                                                                   ----------           ----------
           Total investments.................................................       1,160,100            1,190,227
   Student loans.............................................................         960,633              670,429
   Credit card loans.........................................................         173,264              136,280
   Cash  ....................................................................          11,966               16,900
   Agents' receivables.......................................................          15,255               11,249
   Reinsurance receivables...................................................          80,910               89,566
   Receivables from related parties..........................................              --               14,069
   Due premiums and other receivables........................................          32,702               39,675
   Investment income due and accrued.........................................          61,518               41,022
   Deferred acquisition costs................................................          83,781               93,008
   Goodwill..................................................................         105,561              108,346
   Property and equipment, net...............................................          58,088               51,938
   Other ....................................................................          17,346               12,346
                                                                                   ----------           ----------
                                                                                   $2,761,124           $2,475,055
                                                                                   ==========           ==========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits.....................................      $  461,939           $  468,297
     Claims..................................................................         297,669              317,298
     Unearned premiums.......................................................          87,198              110,569
     Other policy liabilities................................................          20,676               20,590
   Federal income taxes......................................................         (10,774)              36,111
   Other liabilities.........................................................          89,864               91,133
   Notes payable to related parties..........................................             156                  497
   Time deposits.............................................................         157,059               98,913
   Short-term debt...........................................................           5,075               29,778
   Long-term debt............................................................          80,196               21,268
   Student loan short-term debt..............................................         331,019              318,853
   Student loan long-term notes..............................................         672,668              350,173
                                                                                   ----------           ----------
                                                                                    2,192,745            1,863,480

MINORITY INTERESTS...........................................................          13,846               16,784

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share....................................             464                  464
   Preferred stock, par value $.01 per share.................................              --                   --
   Additional paid-in capital................................................         163,523              166,489
   Treasury stock............................................................          (4,575)                  --
   Accumulated other comprehensive income:
     Net unrealized investment gains (losses)................................         (12,340)              13,412
   Retained earnings.........................................................         407,461              414,426
                                                                                   ----------           ----------
                                                                                      554,533              594,791
                                                                                   ----------           ----------
                                                                                   $2,761,124           $2,475,055
                                                                                   ==========           ==========

NOTE: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                       June 30,
                                                                       RESTATED                      RESTATED
                                                                         1999                          1999
                                                                       (Note A)         1998         (Note A)          1998
                                                                      ---------       --------       ---------       --------
REVENUE
   Premiums
     Health.........................................................  $ 176,307       $191,385        $350,786       $373,195
     Life premiums and other considerations.........................     11,734         12,510          23,807         25,227
   Investment income................................................     20,686         19,809          41,902         41,411
   Other interest income............................................     23,060          7,028          41,008          8,143
   Credit card fees.................................................     45,614         21,804         100,192         38,587
   Other fee income.................................................     25,803         26,486          55,501         52,788
   Other income.....................................................        869         19,704           1,982         35,369
   Gains (losses) on sale of investments............................       (586)         2,045           1,395          3,862
                                                                      ---------       --------        --------       --------
                                                                        303,487        300,771         616,573        578,582

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses........................    124,160        144,214         265,632        290,088
   Underwriting, acquisition, and insurance expenses................     66,311         69,077         127,656        139,357
   Other expenses...................................................     53,205         55,550          93,465         97,256
   Provisions for doubtful accounts.................................     49,474          4,220          76,569          7,859
   UMMG purchase....................................................     35,944             --          35,944             --
   Interest expense.................................................      1,207            646           2,215          1,375
   Interest expense - student loan borrowings.......................     13,343          4,388          23,868          4,388
                                                                      ---------       --------        --------       --------
                                                                        343,644        278,095         625,349        540,323

     INCOME (LOSS) BEFORE FEDERAL INCOME TAXES
       AND MINORITY INTERESTS.......................................    (40,157)        22,676          (8,776)        38,259
Federal income tax (benefit)........................................    (13,067)         7,406          (2,780)        12,537
                                                                      ----------      --------        --------       --------
     INCOME (LOSS) BEFORE MINORITY INTERESTS........................    (27,090)        15,270          (5,996)        25,722

Minority interests..................................................        755            812             969          3,107
                                                                      ---------       --------        --------       --------

     NET INCOME (LOSS)..............................................  $ (27,845)      $ 14,458        $ (6,965)      $ 22,615
                                                                      =========       ========        ========       ========


     BASIC EARNINGS (LOSS) PER COMMON SHARE.........................  $   (0.60)      $   0.31        $  (0.15)      $   0.49
                                                                      =========       ========        ========       ========

     DILUTED EARNINGS (LOSS) PER COMMON SHARE.......................  $   (0.58)      $   0.31        $  (0.14)      $   0.49
                                                                      =========       ========        ========       ========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                       RESTATED                     RESTATED
                                                                         1999                         1999
                                                                       (Note A)         1998        (Note A)         1998
                                                                      ----------       -------      --------        -------
Net income (loss).................................................    $  (27,845)      $14,458      $ (6,965)       $22,615

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period......       (20,994)        5,956       (40,631)            82
     Less:  reclassification adjustment for gains (losses)
       included in net income.....................................          (350)          763         1,036          2,625
                                                                      ----------       -------      --------        -------
           Other comprehensive gains (losses),
             before tax...........................................       (21,344)        6,719       (39,595)         2,707
     Income tax (expense) benefit related to items of
       other comprehensive income.................................         7,459        (2,347)       13,843           (948)
                                                                      ----------       -------      --------        -------
           Other comprehensive gains (losses), net of tax.........       (13,885)        4,372       (25,752)         1,759
                                                                      ----------       -------      --------        -------

Comprehensive income (loss).......................................    $  (41,730)      $18,830     $ (32,717)       $24,374
                                                                      ==========       =======     =========        =======

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  RESTATED
                                                                                    1999
                                                                                  (Note A)             1998
                                                                               --------------       -----------
OPERATING ACTIVITIES
   Net income (loss).........................................................  $       (6,965)      $    22,615
   Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
     Increase (decrease) in policy liabilities...............................         (41,104)           14,852
     Increase (decrease) in other liabilities................................          (1,269)            5,036
     Increase (decrease) in federal income taxes payable.....................         (33,515)            1,238
     Decrease (increase) in deferred acquisition costs.......................           9,227              (328)
     Decrease (increase) in accrued investment income........................         (14,949)           11,798
     Decrease (increase) in reinsurance and other receivables................          26,731           (23,070)
     Depreciation and amortization...........................................           8,288             4,292
     UMMG purchase...........................................................          35,944                --
     Provision for doubtful accounts.........................................          76,569             7,859
     Net income attributable to minority interests...........................             969             3,107
     Gains on sale of investments............................................          (1,395)           (3,862)
     Other items, net........................................................          (4,999)           (3,689)
                                                                               --------------       -----------

         Cash Provided by Operating Activities...............................          53,532            39,848
                                                                               --------------       -----------

INVESTING ACTIVITIES
   Increase in student loans.................................................        (295,951)         (275,430)
   Increase in credit card loans.............................................        (113,353)          (42,733)
   Increase in other investments.............................................         (44,017)          (10,981)
   Increase in agents' receivables...........................................          (4,006)           (1,820)
   Decrease (increase) in property and equipment.............................         (11,653)            1,858
                                                                               --------------       -----------

         Cash Used in Investing Activities...................................        (468,980)         (329,106)
                                                                               --------------       -----------

FINANCING ACTIVITIES
   Net cash provided from time deposits......................................          58,146            32,150
   Deposits from investment products.........................................           8,353             6,755
   Withdrawals from investment products......................................         (16,521)          (20,218)
   Proceeds from student loan borrowings.....................................         704,240           286,538
   Repayment of student loan borrowings......................................        (369,579)               --
   Proceeds from debt........................................................          78,407             1,252
   Repayments of debt........................................................         (44,523)          (11,681)
   Purchase of treasury stock................................................          (4,575)               --
   Distributions to minority interests.......................................          (3,434)           (3,725)
                                                                               --------------       -----------

         Cash Provided by Financing Activities...............................         410,514           291,071
                                                                               --------------       -----------

         Net Increase (Decrease) in Cash.....................................          (4,934)            1,813
         Net Cash at Beginning of Period.....................................          16,900            15,932
                                                                               --------------       -----------

         Cash at End of Period...............................................  $       11,966       $    17,745
                                                                               ==============       ===========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999

NOTE A - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Results of operations for the three and six months ended June 30, 1999 have been restated to reflect (a) the retroactive application, beginning on January 1, 1999, of a revised methodology for determining credit card loan losses and carrying value of residual assets, (b) the write-off in the second quarter of 1999 of the $35.9 million purchase price of the minority interest in United Membership Marketing Group, Inc. acquired in the second quarter of 1999, and (c) a downward adjustment to Education Finance Group's interest income in the amount of $5.5 million.

The following table reconciles amounts previously reported to amounts currently being reported in the Consolidated Condensed Statements of Income for the three and six month periods ended June 30, 1999:


                                                      Three Months Ended                 Six Months Ended
                                                        June 30, 1999                      June 30, 1999
                                                      ------------------                 ----------------
   Net income as previously reported                     $  23,848                          $  44,728
   Write off of purchase price of UMMG                     (35,944)                           (35,944)
   Additional provision for loan losses                    (34,983)                           (34,983)
   Student loan interest income adjustment                  (5,547)                            (5,547)
   Tax benefit of above adjustments                         24,781                             24,781
                                                         ---------                          ---------


   Net loss as restated                                  $ (27,845)                         $  (6,965)
                                                         =========                          =========

NOTE B--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

NOTE C--RECENT PRONOUNCEMENTS

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through reduction in future premium taxes in certain states. Effective January 1, 1999, the Company adopted the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are accrued in the period in which they are incurred. The effects of initially adopting SOP 97-3 were not material to the Company.

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

NOTE D--ACQUISITION

Effective May 1, 1999, the Company acquired all of the minority interest in United Membership Marketing Group, Inc. (" UMMG") for a cash purchase price of $32.3. This amount, along with an additional $3.2 million of minority interest in UMMG acquired in 1998, has been charged to income in the second quarter of 1999.

NOTE E--EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended          Six Months Ended
                                                                                June 30,                   June 30,
                                                                        RESTATED                   RESTATED
                                                                          1999          1998         1999            1998
                                                                        --------       -------      --------       -------
                                                                             (In thousands except per share amounts)
Net income (loss) available to common shareholders....................  $(27,845)      $14,458      $ (6,965)      $22,615
                                                                        --------       -------      --------       -------

Weighted average shares outstanding--
     basic earnings per share.........................................    46,231        46,229        46,292        46,229

Effect of dilutive securities:
      Employee stock options..........................................     1,379            29         1,324            30
                                                                        --------       -------      --------       -------

Weighted average shares outstanding--
     dilutive earnings per share......................................    47,610        46,258        47,616        46,259
                                                                        --------       -------      --------       -------

Basic earnings (loss) per common share................................  $  (0.60)      $  0.31      $  (0.15)      $  0.49
                                                                        ========       =======      ========       =======

Diluted earnings (loss) per common share..............................  $  (0.58)      $  0.31         (0.14)      $  0.49
                                                                        ========       =======      ========       =======

In 1999, diluted loss per common share is anti-dilutive.


NOTE F--LEGAL PROCEEDINGS

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

         As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are involved in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

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


NOTE G--SEGMENT INFORMATION

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

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                      RESTATED                           RESTATED
                                                       1999               1998             1999              1998
                                                      --------          --------         --------          --------
                                                                              (In thousands)
Revenues
   Insurance:
     Self Employed Agency........................     $143,338          $155,571         $290,018          $304,772
     Student Insurance...........................       29,707            27,765           55,794            53,619
     OKC Division................................       23,561            24,650           47,545            49,691
     Special Risk................................       14,258            17,998           28,805            35,529
     National Motor Club.........................        7,644             7,793           14,342            14,846
                                                      --------          --------         --------          --------
                                                       218,508           233,777          436,504           458,457

   Financial Services:
     Credit Services.............................       52,345            23,476          111,159            41,375
     Educational Finance Group...................       22,649            12,780           46,022            20,261
     Insurdata...................................       11,620            10,537           22,835            20,405
     Other Business Units........................          228            18,097              349            32,497
                                                      --------          --------         --------          --------
                                                        86,842            64,890          180,365           114,538

   Other Key Factors.............................        7,023             8,190           17,340            18,413
                                                      --------          --------         --------          --------
   Intersegment Eliminations.....................       (8,886)           (6,086)         (17,636)          (12,826)
                                                      --------          --------         --------          --------
Total Revenues...................................     $303,487          $300,771         $616,573          $578,582
                                                      ========          ========         ========          ========


                                                                           Three Months Ended           Six Months Ended
                                                                               June 30,                     June 30,
                                                                        RESTATED                    RESTATED
                                                                          1999          1998          1999           1998
                                                                        --------       -------      --------        -------
                                                                                        (In thousands)
Income (loss) before federal income taxes
  and minority interest:
Insurance:
   Self Employed Agency...........................................       $14,248     $     243       $17,399       $ (6,049)
   Student Insurance..............................................           743         2,237         1,503          4,629
   OKC Division...................................................         4,927         4,999        10,445          9,533
   Special Risk...................................................         1,052         2,115           602          3,400
   National Motor Club............................................         1,156         1,714         2,255          2,728
                                                                        --------       -------      --------        -------
                                                                          22,126        11,308        32,204         14,241

Financial Services:
   Credit Services................................................       (59,402)        8,342       (44,580)        13,747
   Educational Finance Group......................................        (4,394)       (2,544)       (3,168)        (2,382)
   Insurdata......................................................           331           905         1,155          1,876
   Other Business Units...........................................            --          (218)           --             19
                                                                        --------       -------      --------        -------
                                                                         (63,465)        6,485       (46,593)        13,260

Other Key Factors.................................................         1,182         4,883         5,613         10,758
                                                                        --------       -------      --------        -------
                                                                        $(40,157)      $22,676      $ (8,776)       $38,259
                                                                        ========       =======      ========        =======

                                                                              RESTATED
                                                                               June 30,            December 31,
                                                                                1999                   1998
                                                                              ----------            ----------
                                                                                       (In thousands)
Identifiable Assets
Insurance:
   Self Employed Agency..................................................    $   420,760           $   444,240
   Student Insurance.....................................................         57,719                87,303
   OKC Division..........................................................        592,813               585,055
   Special Risk..........................................................         46,075                51,580
   National Motor Club...................................................         25,124                26,038
                                                                              ----------            ----------
                                                                               1,142,491             1,194,216
Financial Services:
   Credit Services.......................................................        235,792               195,242
   Educational Finance Group.............................................      1,107,016               773,412
   Insurdata.............................................................         19,668                22,338
   Other Business Units..................................................         19,557                19,226
                                                                              ----------            ----------
                                                                               1,382,033             1,010,218

Other Key Factors........................................................        236,600               270,621
                                                                              ----------            ----------
         Total assets....................................................     $2,761,124            $2,475,055
                                                                              ==========            ==========

         The Student Insurance assets decreased mainly due to the decrease in unearned premiums. These single premium policies are earned over the approximate one year term of the policy for the current school year and therefore the unearned premiums are lower at or near the end of the school year. This decrease is consistent with prior years.

         The increase in the Credit Services segment assets is primarily attributable to the increase in the number of American Credit Educators ("ACE") accounts processed from December 31, 1998 to June 30, 1999.

         The increase in the Educational Finance Group assets is due to increased loan origination volume.

Note H -- SUBSEQUENT EVENTS

         Effective July 26, 1999, EFG acquired for $58.2 million 100% of the outstanding stock of AMS Investment Group, Inc., a holding company whose principal operations include those of Academic Management Services, Inc. ("AMS"). AMS provides tuition payment plans and also originates student loans. The acquisition was financed with Company borrowings. For financial reporting purposes, the acquisition will be accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired will be recorded at fair value on the date acquired. The Company expects to record goodwill in connection with its acquisition of AMS in the amount of approximately $48 million, which will be ratably amortized over a period of twenty (20) years. The Company does not anticipate that the AMS transaction will have a material impact on the results of operations for the Company in 1999.

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

         On March 17, 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ (formerly Credit Services Division) sub-prime credit card business. Accordingly, the United CreditServ unit will be reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the

United CreditServ unit during the year 2000. UICI recorded in the fourth quarter of 1999 its current estimate of loss that it believes it will incur on disposal of the United CreditServ unit. The Company currently estimates that such loss will be $130.0 million pre-tax. UICI currently believes that such loss will consist primarily of losses upon disposition and continuing operating losses at Specialized Card Services, Inc.

         The following table presents the information for each of the quarters ended June 30, 1999 and 1998 and each of the six month periods ended June 30, 1999 and 1998 as originally reported and as restated to reflect adjustments described above and reflection of United CreditServ as discontinued operation.

                                                                     QUARTER ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                -----------------------     -----------------------
                                                                  1999          1998          1999          1998
                                                                ---------     ---------     ---------     ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Revenues from continuing operations:
           As restated...................................       $ 251,389     $ 277,295     $ 505,661     $ 537,207
           As included in amounts previously reported....         256,936       277,295       511,208       537,207

       Income from continuing operations
         before federal income taxes:
           As restated...................................          18,554        14,152        34,976        22,455
           As previously reported........................          24,101        14,152        40,523        22,455

       Net income from continuing operations.............
           As restated...................................          10,868         9,672        22,182        14,740
           As previously reported........................          16,415         9,672        27,729        14,740

       Income (loss) from discontinued operations:
           As restated...................................         (38,713)        4,786       (29,147)        7,875
           As previously reported........................           7,433         4,786        16,999         7,875

       Net income (loss):
           As restated...................................         (27,845)       14,458        (6,965)       22,615
           As previously reported........................          23,848        14,458        44,728        22,615

       Basic earnings (loss) for common stockholders per common share:

       Income from continuing operations:
           As restated...................................          $ 0.24        $ 0.20        $ 0.48        $ 0.31
           As previously reported........................          $ 0.36        $ 0.20        $ 0.60        $ 0.31

       Income (loss) from discontinued operations:
           As restated...................................          $(0.84)       $ 0.11        $(0.63)       $ 0.18
           As previously reported........................          $ 0.16        $ 0.11        $ 0.37        $ 0.18

       Net income (loss):
           As restated:..................................          $(0.60)       $ 0.31        $(0.15)       $ 0.49
           As previously reported........................          $ 0.52        $ 0.31        $ 0.97        $ 0.49

       Diluted earnings (loss) for common stockholders per common share:

       Income from continuing operations:
           As restated...................................          $ 0.23        $ 0.20        $ 0.47        $ 0.31
           As previously reported........................          $ 0.34        $ 0.20        $ 0.58        $ 0.31

       Income (loss) from discontinued operations:
           As restated...................................          $(0.81)       $ 0.11        $(0.61)       $ 0.18
           As previously reported........................          $ 0.16        $ 0.11        $ 0.36        $ 0.18

       Net income (loss):
           As restated...................................          $(0.58)       $ 0.31        $(0.14)       $ 0.49
           As previously reported........................          $ 0.50        $ 0.31        $ 0.94        $ 0.49

PART I.  FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UICI and its subsidiaries (the "Company") reported a net loss of $0.60 per share for the three-month period ended June 30, 1999, compared to net income of $0.31 per share for the comparable period in 1998. Included in the net loss are losses from the sale of investments of $0.01 per share for the three month period ended June 30, 1999, compared to gains of $0.03 per share for the comparable period in 1998. For the six-month period ended June 30, 1999, the net loss was $0.15 per share compared to net income of $0.49 per share for the comparable period in 1998. Included in net losses are gains from the sale of investments of $0.02 per share and $0.05 per share for the six month period ended June 30, 1999 and June 30, 1998, respectively.

         The Company's business segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses United CreditServ, Inc., the Educational Finance Group Division, the Insurdata Division and Other Business Units and (iii) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Financial information by segment for revenues and income before federal income taxes and minority interests is summarized as follows:

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                      RESTATED                           RESTATED
                                                        1999              1998             1999              1998
                                                      --------          --------         --------          --------
                                                                             (In thousands)
Revenues
   Insurance:
     Self Employed Agency........................     $143,338          $155,571         $290,018          $304,772
     Student Insurance...........................       29,707            27,765           55,794            53,619
     OKC Division................................       23,561            24,650           47,545            49,691
     Special Risk................................       14,258            17,998           28,805            35,529
     National Motor Club.........................        7,644             7,793           14,342            14,846
                                                      --------          --------         --------          --------
                                                       218,508           233,777          436,504           458,457

   Financial Services:
     Credit Services.............................       52,345            23,476          111,159            41,375
     Educational Finance Group...................       22,649            12,780           46,022            20,261
     Insurdata...................................       11,620            10,537           22,835            20,405
     Other Business Units........................          228            18,097              349            32,497
                                                      --------          --------         --------          --------
                                                        86,842            64,890          180,365           114,538

   Other Key Factors.............................        7,023             8,190           17,340            18,413
                                                      --------          --------         --------          --------
   Inter Segment Eliminations....................       (8,886)           (6,086)         (17,636)          (12,826)
                                                      --------          --------         --------          --------
Total Revenues...................................     $303,487          $300,771         $616,573          $578,582
                                                      ========          ========         ========          ========

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                       RESTATED                         RESTATED
                                                         1999          1998               1999               1998
                                                      ---------     ---------           ---------          --------
                                                                            (In thousands)
Income (loss) before federal income taxes
   and minority interest
Insurance:
   Self Employed Agency..........................      $ 14,248     $     243           $  17,399          $ (6,049)
   Student Insurance.............................           743         2,237               1,503             4,629
   OKC Division..................................         4,927         4,999              10,445             9,533
   Special Risk..................................         1,052         2,115                 602             3,400
   National Motor Club...........................         1,156         1,714               2,255             2,728
                                                       --------     ---------           ---------          --------
                                                         22,126        11,308              32,204            14,241

Financial Services:
   Credit Services...............................       (59,402)        8,342             (44,580)           13,747
   Educational Finance Group.....................        (4,394)       (2,544)             (3,168)           (2,382)
   Insurdata.....................................           331           905               1,155             1,876
   Other Business Units..........................            --          (218)                 --                19
                                                       --------     ---------           ---------          --------
                                                        (63,465)        6,485             (46,593)           13,260

Other Key Factors................................         1,182         4,883               5,613            10,758
                                                       --------     ---------           ---------          --------
                                                       $(40,157)    $  22,676           $  (8,776)         $ 38,259
                                                       =========    =========           ==========         ========


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

         Student Insurance Division. Operating income for the three months ended June 30, 1999 for the Student Insurance Division decreased to $743,000 from $2.2 million for the same period in 1998, a decrease of $1.5 million, and for the six-month period in 1999 operating income decreased to $1.5 million from $4.6 million in the comparable 1998 period. The decrease in operating income continues to reflect lower margins resulting from aggressive pricing in the 1998/1999 school year. Revenue for the three months ended June 30, 1999 from the Student Insurance Division increased to $29.7 million from $27.8 million in the corresponding 1998 period, and for the six month period ended June 30, 1999 revenue increased to $55.8 million from $53.6 million in the 1998 period.

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

         Credit Services. Operating income for the three months ended June 30, 1999 for the Company's Credit Services business decreased to a loss of $59.4 million from operating income of $8.3 million in the 1998 period, and for the six months ended June 30, 1999 operating income decreased to a loss of $44.6 million from $13.7 million in the six months ended June 30, 1998. Revenues for the three months ended June 30, 1999 increased to $52.3 million from $23.5 million in the comparable 1998 period, and for the six months ended June 30, 1999 revenues increased to $111.2 million from $41.4 million in the six month 1998 period. During the quarter and six months ended June 30, 1999, United CreditServ provided $49.5 million and $76.4 million, respectively, for credit card loan losses, primarily associated with its ACE credit card product. The Company believes that such credit card loan losses were due primarily to inadequate attention to ACE collections during the quarter and six months ended June 30, 1999, inefficiencies associated with administrative and operating systems conversions during the quarter, significant increases in card issuance volumes during a period of systems inadequacies, mis-pricing of the ACE product, and the failure of United CreditServ's AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio. In addition, due primarily to the unprofitability of the ACE credit card product, during the quarter ended June 30, 1999 United CreditServ charged to income the $35.9 million purchase price paid to acquire a minority interest in United Membership Marketing Group, Inc. during the quarter.

         Educational Finance Group ("EFG"). EFG's operating income for the three months ended June 30, 1999 decreased to a loss of $4.4 million from a loss of $2.5 million in the 1998 three-month period, and for the six months ended June 30, 1999 operating income decreased to a loss of $3.2 million from a loss of $2.4 million for the same period in 1998. The Company believes that the operating losses are attributable primarily to operating losses at EFG Technologies Inc. and Education Loan Administrators Group ("ELA"), which are due primarily to operating inefficiencies at those units. EFG Technologies, Inc. is based in Winston-Salem, North Carolina, and is a loan servicer for approximately 600 colleges, universities and private lenders, and ELA markets PLUS Loans (which are made directly to the parent rather than the student) through direct mail and telemarketing programs directly to prospective student and parent borrowers. Revenues for the three months ended June 30, 1999 increased to $22.6 million from $12.8 million in the corresponding 1998 period, and for the six months ended June 30, 1999 revenues increased to $46.0 million from $20.3 million in the 1998 period.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's invested assets decreased to $1,160 million at June 30, 1999 compared to $1,190 million at December 31, 1998. The primary sources for the asset reduction were the decreases in market values of the fixed maturity securities held as "available for sale" and withdrawals (net of deposits) from investment products.. These decreases were partially offset by cash provided by current operations, corporate borrowings, and an increase in restricted cash held by EFG at June 30, 1999. The decrease in market values of the fixed maturity securities held as "available for sale" was the direct result of increases in long-term interest rates.

         The growth in the credit card receivables portfolio from $136 million at December 31, 1998 to $173 million at June 30, 1999 was funded using time deposits at United Credit National Bank ("UCNB") and cash provided from current operations. The growth in the student loans from $670 million at December 31, 1998 to $960 million at June 30, 1999 was funded from the proceeds of student loan borrowings and the issuance of long term notes, which indebtedness in the aggregate increased from $669 million at December 31, 1998 to $1,004 million at June 30, 1999.

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

         Readiness of Third Parties. The Company relies on hardware and software of third parties as material components of its IT Systems, including network access between the Company's data center and credit card transaction processors. As part of the Year 2000 Project, the Company is testing such software, hardware and interfaces for Year 2000 Ready. . In addition, the Company is polling the third parties who provide software, hardware or data to the Company regarding each of such third party's Year 2000 readiness plan and state of readiness. The Company is requesting written responses from such third parties that their software, hardware and data is, or will be on a timely basis, Year 2000 ready.

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

Sun Communications Litigation

         As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are involved in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

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


(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                           UICI
                                         --------------------------------------
                                                        (Registrant)





Date:      April 6, 2000                 /s/Gregory T. Mutz
         -------------------             --------------------------------------
                                         Gregory T. Mutz, President, Chief
                                         Executive Officer, Principal Financial
                                         Officer and Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                 Financial Data Schedule