Form 10-Q/A
period 1999-09-30
UICI
filed 2000-04-06
CIK 773660

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

          From the transition period from _____________ to _____________


                         Commission File Number 0-14320


                                      UICI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                      75-2044750
----------------------------------------                 -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                          75244
----------------------------------------                 -------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code         (972) 392-6700
                                                         -------------------

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

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                Page

PART I.       FINANCIAL INFORMATION


              Consolidated condensed balance sheets-September 30, 1999 (Restated)
              (unaudited)-and December 31, 1998                                                    3

              Consolidated condensed statements of income-Three months ended
              September 30, 1999 (Restated) and 1998
              and nine months ended September 30, 1999 (Restated) and 1998                         4

              Consolidated statements of comprehensive income-Three months ended September 30, 1999 (Restated) and 1998
              and nine months ended September 30, 1999 (Restated) and 1998                         5

              Consolidated condensed statements of cash flows
              -Nine months ended September 30, 1999 (Restated) and 1998                            6

              Notes to consolidated condensed financial statements
              -September 30, 1999                                                                  7

Item 2.       Management's  Discussion and Analysis of Financial Condition and Results
              of Operations                                                                       16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   23

Item 6.       Exhibits and Reports on Form 8-K                                                    26

              SIGNATURES                                                                          27

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                           RESTATED
                                                                         September 30,           December 31,
                                                                             1999                   1998
                                                                          (Unaudited)              (Note)
                                                                           (Note A)               (Note B)
                                                                         -------------          -------------
ASSETS
   Investments:
     Securities available for sale--
         Fixed maturities, at fair value
            (cost:  1999--$885,282; 1998--$865,589)...................     $   856,765          $   886,406
         Equity securities, at fair value
            (cost:  1999--$25,300; 1998--$18,521).....................          23,362               18,764
     Mortgage and collateral loans....................................           8,460                8,266
     Policy loans.....................................................          20,499               21,332
     Investment in unconsolidated subsidiary..........................          45,235               45,843
     Short-term investments...........................................         136,238              194,273
                                                                           -----------          -----------
           Total investments..........................................       1,090,559            1,174,884
   Student loans......................................................       1,198,870              670,429
   Credit card loans..................................................         191,604              136,280
   Cash...............................................................          36,020               16,900
   Restricted cash....................................................         249,190               15,343
   Agents' receivables................................................          11,724               11,249
   Reinsurance receivables............................................          90,564               89,566
   Receivables from related parties...................................          10,129               14,069
   Due premiums and other receivables.................................          50,123               39,675
   Investment income due and accrued..................................          77,048               41,022
   Deferred acquisition costs.........................................          83,832               93,008
   Goodwill...........................................................         158,423              108,346
   Property and equipment, net........................................          85,496               51,938
   Other .............................................................          23,598               12,346
                                                                           -----------          -----------
                                                                           $ 3,357,180          $ 2,475,055
                                                                           ===========          ===========

LIABILITIES
   Policy liabilities:
     Future policy and contract benefits..............................     $   458,163          $   468,297
     Claims...........................................................         316,274              317,298
     Unearned premiums................................................          89,693              110,569
     Other policy liabilities.........................................          20,033               20,590
   Federal income taxes...............................................         (30,387)              36,111
   Other liabilities..................................................         134,978               91,133
   Collections payable................................................         176,256                   --
   Notes payable to related parties...................................              --                  497
   Time deposits......................................................         224,449               98,913
   Short-term debt....................................................          10,095               29,778
   Long-term debt.....................................................         119,974               21,268
   Student loan short-term debt.......................................         283,485              318,853
   Student loan long-term debt .......................................         997,825              350,173
                                                                           -----------          -----------
                                                                             2,800,838            1,863,480

MINORITY INTERESTS....................................................          13,683               16,784

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share.............................             466                  464
   Preferred stock, par value $.01 per share..........................              --                   --
   Additional paid-in capital.........................................         173,227              166,489
   Treasury stock.....................................................          (4,575)                  --
   Accumulated other comprehensive income (loss):
     Net unrealized investment gains (losses).........................         (20,093)              13,412
   Retained earnings..................................................         393,634              414,426
                                                                           -----------          -----------
                                                                               542,659              594,791
                                                                           -----------          -----------
                                                                           $ 3,357,180          $ 2,475,055
                                                                           ===========          ===========

NOTE: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                       RESTATED                 RESTATED
                                                          1999         1998        1999         1998
                                                        (Note A)                 (Note A)
                                                       ---------    ---------   ---------    ---------
REVENUE
   Premiums
     Health ........................................   $ 169,061    $ 184,814   $ 519,847    $ 558,009
     Life premiums and other considerations ........      12,521       12,210      36,328       37,437
   Investment income ...............................      20,329       19,596      62,231       61,007
   Other interest income ...........................      24,309       11,218      65,317       19,361
   Credit card fees ................................      64,981       27,552     165,173       66,139
   Other fee income ................................      33,890       30,496      89,391       83,284
   Other income ....................................       1,262        1,919       3,244       37,288
   Gains (losses) on sale of investments ...........         (89)         727       1,306        4,589
                                                       ---------    ---------   ---------    ---------
                                                         326,264      288,532     942,837      867,114

BENEFITS AND EXPENSES
   Benefits, claims, and settlement expenses .......     122,840      147,506     388,472      437,594
   Underwriting, acquisition, and insurance expenses      57,853       67,976     185,509      207,333
   Other expenses ..................................      59,222       31,062     144,400      122,739
   Depreciation and amortization ...................       8,000        5,182      16,287       10,761
   Provision  for doubtful accounts ................      84,821        7,664     161,390       15,523
   UMMG purchase ...................................          --           --      35,944           --
   Interest expense ................................       2,463          730       4,678        2,105
   Interest expense - student loan borrowings ......      13,737        6,050      37,605       10,438
                                                       ---------    ---------   ---------    ---------
                                                         348,936      266,170     974,285      806,493

     INCOME (LOSS) BEFORE FEDERAL INCOME TAXES
       AND MINORITY INTERESTS ......................     (22,672)      22,362     (31,448)      60,621
Federal income taxes ...............................      (8,964)       7,797     (11,744)      20,334
                                                       ---------    ---------   ---------    ---------
     INCOME (LOSS) BEFORE MINORITY INTERESTS .......     (13,708)      14,565     (19,704)      40,287

Minority interests .................................         119        1,034       1,088        4,141
                                                       ---------    ---------   ---------    ---------

     NET INCOME (LOSS) .............................   $ (13,827)   $  13,531   $ (20,792)   $  36,146
                                                       =========    =========   =========    =========


     BASIC EARNINGS (LOSS) PER COMMON SHARE ........   $   (0.30)   $    0.29   $   (0.45)   $    0.78
                                                       =========    =========   =========    =========

     DILUTED EARNINGS PER COMMON SHARE .............   $   (0.29)   $    0.29   $   (0.43)   $    0.78
                                                       =========    =========   =========    =========



See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                    RESTATED                 RESTATED
                                                                      1999        1998        1999         1998
                                                                    (Note A)                (Note A)
                                                                    --------    --------    --------    --------

Net income (loss) ...............................................   $(13,827)   $ 13,531    $(20,792)   $ 36,146

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) in securities:
     Unrealized holding gains (losses) arising during period ....    (12,074)      7,651     (52,705)      7,733
     Less:  reclassification adjustment for gains (losses)
       included in net income ...................................        154         139       1,190       2,764
                                                                    --------    --------    --------    --------
           Other comprehensive income (loss),
             before tax .........................................    (11,920)      7,790     (51,515)     10,497
     Income tax (expense) benefit related to items of
       other comprehensive income ...............................      4,167      (2,725)     18,010      (3,673)
                                                                    --------    --------    --------    --------
Other comprehensive income (loss), net of tax ...................     (7,753)      5,065     (33,505)      6,824
                                                                    --------    --------    --------    --------
Comprehensive income (loss) .....................................   $(21,580)   $ 18,596    $(54,297)   $ 42,970
                                                                    ========    ========    ========    ========

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      RESTATED
                                                                       1999           1998
                                                                     (Note A)
                                                                    -----------    -----------
OPERATING ACTIVITIES
   Net income ...................................................   $   (20,792)   $    36,146
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Increase in restricted cash ................................      (233,847)          --
     Increase in reinsurance, related party and
      other receivables .........................................        (3,787)       (15,564)
     Increase in accrued investment income ......................       (30,479)       (19,031)
     Decrease (increase) in deferred acquisition costs ..........         9,176           (619)
     (Decrease) increase in policy liabilities ..................       (17,784)        32,275
     Increase (decrease) in federal income taxes payable ........       (51,761)         7,903
     Increase in other liabilities ..............................        42,940         13,324
     Increase in collections payable ............................       176,256           --
     Depreciation and amortization ..............................        16,287         10,761
     Provision for doubtful accounts ............................       161,390         15,523
     UMMG purchase ..............................................        35,944           --
     Net income attributable to minority interests ..............         1,088          4,141
     Gains on sale of investments ...............................        (1,306)        (4,589)
     Other items, net ...........................................        (2,946)        (7,374)
                                                                    -----------    -----------

         Cash Provided by Operating Activities ..................        80,379         72,896
                                                                    -----------    -----------

INVESTING ACTIVITIES
   Increase in student loans ....................................      (511,061)      (567,502)
   Increase in credit card loans ................................      (223,398)       (72,982)
   Increase in other investments ................................       (56,657)       (18,290)
   Decrease (increase) in agents' receivables ...................        (1,151)           422
   Increase in property and equipment ...........................       (35,504)        (4,034)
                                                                    -----------    -----------

         Cash Used in Investing Activities ......................      (827,771)      (662,386)
                                                                    -----------    -----------

FINANCING ACTIVITIES
   Net cash provided from time deposits .........................       125,536         55,540
   Deposits from investment products ............................        11,998         12,867
   Withdrawals from investment products .........................       (26,805)       (30,229)
   Proceeds from student loan borrowings ........................     1,640,924        591,823
   Repayment of student loan borrowings .........................    (1,082,063)       (16,866)
   Proceeds from debt ...........................................       154,615          2,252
   Repayments of debt ...........................................       (46,089)       (13,562)
   Purchase of treasury stock ...................................       (10,649)          --
   Proceeds from exercise of stock options ......................         5,623           --
   Issuance of notes receivable for stock sale ..................        (2,938)          --
   Distributions to minority interests ..........................        (3,640)        (6,132)
                                                                    -----------    -----------

         Cash Provided by Financing Activities ..................       766,512        595,693
                                                                    -----------    -----------

         Net Increase in Cash ...................................        19,120          6,203
         Net Cash at Beginning of Period ........................        16,900         15,932
                                                                    -----------    -----------

         Cash at End of Period ..................................   $    36,020    $    22,135
                                                                    ===========    ===========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999

NOTE A - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Results of operations for the three and nine months ended September 30, 1999 have been restated to reflect (a) the retroactive application, beginning on January 1, 1999, of a revised methodology for determining credit card loan losses and carrying value of residual assets, (b) the write-off in the second quarter of 1999 of the purchase price of the minority interest in United Membership Marketing Group, Inc. acquired in the second quarter of 1999, (c) an adjustment to Educational Finance Group's interest income and (d) the recording of compensation expense associated with stock option exercises in the third quarter of 1999.

The following table reconciles amounts previously reported to amounts currently being reported in the Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 1999:

                                                Three Months Ended      Nine Months Ended
                                                September 30, 1999     September 30, 1999
                                                ------------------     ------------------

Net income as previously reported ...........     $     24,456            $      69,184
Write off of purchase price of UMMG .........             --                    (35,944)
Additional provision for loan losses ........          (46,120)                 (81,103)
Adjustment to carrying value
  of residual assets ........................           (7,670)                  (7,670)
Student loan interest income adjustment .....             --                     (5,547)
Compensation expense ........................           (5,300)                  (5,300)
Tax benefit of above adjustments ............           20,807                   45,588
                                                  ------------            -------------

Net (loss) as restated ......................     $    (13,827)           $     (20,792)
                                                  ============            =============


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

NOTE D--ACQUISITIONS

         Effective May 1, 1999, the Company acquired all of the minority interest in United Membership Marketing Group, Inc. ("UMMG") for a cash purchase price of $32.3 million. This amount, along with an additional $3.2 million of minority interest in UMMG previously acquired, was charged to income in the second quarter of 1999.

         Effective July 26, 1999, Educational Finance Group ("EFG") acquired for $58.2 million 100% of the outstanding stock of AMS Investment Group, Inc., a holding company whose principal operations include those of Academic Management Services, Inc. ("AMS"). AMS provides tuition payment plans and also originates student loans. The acquisition was financed with Company borrowings. The Company recorded $53.7 million of goodwill in connection with this acquisition and is amortizing it straight line over twenty years.

         For financial reporting purposes, the AMS acquisition was accounted for using the purchase method of accounting. The effect of this acquisition on the Company's results of operations was not material.

NOTE E--Assumption of Agency Matching Total Ownership Plan ("AMTOP") Obligation

         In 1986 and 1996, respectively, United General Agency, Inc. (now Specialized Investment Risks, Inc., as successor to United General Agency, Inc. ("SIR")), which is owned by Ronald L Jensen, the Company's Chairman, established, for the benefit of its independent insurance agents, independent sales representatives and independent organizations associated with SIR, the Agency Matching Total Ownership Plan I and the Agency Matching Total Ownership Plan II (collectively, the "Plans"). Effective as of January 1, 1997, SIR assigned and transferred to UICI certain assets associated with SIR's agency operations. In connection with that transfer, SIR agreed to retain the liability to fund the Plans to the extent of 922,587 shares of UICI Common Stock, representing the corresponding number of unvested AMTOP Credits (as defined in the Plans) at January 1, 1997. As of August 30, 1999, the liability of SIR to fund the Plans remained undischarged to the extent of 369,174 shares of UICI Common Stock (the "Unfunded Obligation").

         Effective September 15, 1999, SIR and the Company entered into an Assumption Agreement, pursuant to which UICI agreed to assume and discharge the Unfunded Obligation, in consideration of a cash payment made to the Company in the amount of $10,129,212, representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). At September 30, 1999, the Company reflected this amount in receivables from related parties and recorded the corresponding unfunded obligation in paid-in capital. On October 29, SIR funded the cash payment.

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

NOTE F--LONG TERM DEBT

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

NOTE G--EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                          RESTATED               RESTATED
                                                            1999        1998       1999         1998
                                                          --------    --------   --------    --------
                                                            (In thousands except per share amounts)

Net income (loss) available to common shareholders ....   $(13,827)   $ 13,531   $(20,792)   $ 36,146
                                                          --------    --------   --------    --------

Weighted average shares outstanding--
     basic earnings per share .........................     46,305      46,229     46,303      46,229

Effect of dilutive securities:
     Employee stock options ...........................      1,541         652      1,414         357
                                                          --------    --------   --------    --------

Weighted average shares outstanding--
     dilutive earnings (loss) per share ...............     47,846      46,881     47,717      46,586
                                                          --------    --------   --------    --------

Basic earnings (loss) per common share ................   $  (0.30)   $   0.29   $  (0.45)   $   0.78
                                                          ========    ========   ========    ========

Diluted earnings (loss) per common share ..............   $  (0.29)   $   0.29   $  (0.43)   $   0.78
                                                          ========    ========   ========    ========

Diluted earnings per share for 1999, given the effect of employee stock options, is anti-dilutive.

NOTE H--LEGAL PROCEEDINGS

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

         UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty, and on September 10, 1999 the Company filed its briefs in support of its appeal of the District Court's decision as to those issues. The Company has not, however, appealed the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed his briefs in support of his appeal of the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun. On October 4, 1999, Sun filed its brief in opposition to the appeal.

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen has reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than
15.149 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.149 million.

         The Company cannot at this time predict how, when or in what fashion the appellate court will dispose of the various claims of the Company and Mr. Jensen on appeal. The appellate court may affirm the District Court's judgment, may return the case to the District Court for trial, or may reverse the District Court's decision and render a judgment. In addition, there can be no assurances as to the time period during which the appeals filed by Mr. Jensen or the Company in the Sun Litigation may be heard and a final judgment rendered which affords no party in the Sun Litigation the right to further appeal. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement would be treated as a capital contribution to the Company, and the Company's pre-tax gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

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

Katz Litigation

         The Company is currently involved in a dispute with the former owners of ELA Corporation, a student loan marketing business acquired by the Company in December 1997. The former owners allege that, as part of the negotiations leading to the acquisition, the Company and the former owners entered into an oral option agreement, pursuant to which the former owners were granted the right, for a five-year period, to purchase 6.5% of the student loan business of Educational Finance Group, Inc. ("EFG") for $5.7 million. The former owners further allege that the 6.5% percentage is subject to adjustment of up to 50% based on the relative post-acquisition performance of ELA Corporation to the performance of EFG (including ELA Corporation) as a whole. Attempts to reach agreement on the terms of the option over an 18-month period were unsuccessful.

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

NOTE I--SEGMENT INFORMATION

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

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                                                 RESTATED
                                         1999         1998         1999         1998
                                      ---------    ---------    ---------    ---------
                                                       (In thousands)
Revenues
   Insurance:
     Self Employed Agency .........   $ 139,717    $ 156,222    $ 429,735    $ 460,994
     Student Insurance ............      24,668       23,251       80,462       76,870
     OKC Division .................      23,844       25,038       71,389       74,729
     Special Risk .................      14,139       17,344       42,944       52,873
     National Motor Club ..........       7,619        7,736       21,961       22,582
                                      ---------    ---------    ---------    ---------
                                        209,987      229,591      646,491      688,048

   Financial Services:
     Credit Services ..............      75,094       30,449      186,253       71,824
     Educational Finance Group ....      27,934       15,048       73,956       35,309
     Insurdata ....................      12,175       10,955       35,010       31,360
     Other Business Units .........         238        1,180          587       33,677
                                      ---------    ---------    ---------    ---------
                                        115,441       57,632      295,806      172,170

   Other Key Factors ..............       8,847        7,670       26,187       26,083
                                      ---------    ---------    ---------    ---------
   Inter Segment Eliminations .....      (8,011)      (6,361)     (25,647)     (19,187)
                                      ---------    ---------    ---------    ---------
Total Revenues ....................   $ 326,264    $ 288,532    $ 942,837    $ 867,114
                                      =========    =========    =========    =========

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                      RESTATED                RESTATED
                                        1999        1998        1999        1998
                                      --------    --------    --------    --------
Operating Income                                    (In thousands)
Insurance:
   Self Employed Agency ...........   $ 18,507    $ (2,679)   $ 35,906    $ (8,728)
   Student Insurance ..............        279       3,046       1,782       7,675
   OKC Division ...................      3,807       5,444      14,252      14,977
   Special Risk ...................       (471)        869         131       4,269
   National Motor Club ............      1,422         799       3,677       3,527
                                      --------    --------    --------    --------
                                        23,544       7,479      55,748      21,720

Financial Services:
   United CreditServ ..............    (44,661)     11,741     (89,241)     25,488
   Educational Finance Group ......        123        (490)     (3,045)     (2,872)
   Insurdata ......................      1,128         345       2,283       2,221
   Other Business Units ...........       --             2        --            21
                                      --------    --------    --------    --------
                                       (43,410)     11,598     (90,003)     24,858

Other Key Factors .................     (2,806)      3,285       2,807      14,043
                                      --------    --------    --------    --------
Total Operating Income ............   $(22,672)   $ 22,362    $(31,448)   $ 60,621
                                      ========    ========    ========    ========

                                                                              RESTATED
                                                                            September 30,      December 31,
                                                                                1999              1998
                                                                            ------------       -----------
                                                                                      (In thousands)
Identifiable Assets
   Insurance:
   Self Employed Agency..................................................   $    410,875       $   444,240
   Student Insurance.....................................................         56,357            87,303
   OKC Division..........................................................        590,738           585,055
   Special Risk..........................................................         78,733            51,580
   National Motor Club...................................................         23,346            26,038
                                                                            ------------       -----------
                                                                               1,160,049         1,194,216
   Financial Services:
   United CreditServ ....................................................        283,025           195,242
   Educational Finance Group.............................................      1,590,433           773,412
   Insurdata.............................................................         18,490            22,338
   Other Business Units..................................................         19,787            19,226
                                                                            ------------       -----------
                                                                               1,911,735         1,010,218

   Other Key Factors.....................................................        285,396           270,621
                                                                            ------------       -----------
Total assets.............................................................   $  3,357,180       $ 2,475,055
                                                                            ============       ===========


         The increase in United CreditServ's assets is attributable to the increase in accounts processed from December 31, 1998 to September 30, 1999.

         The increase in Educational Finance Group's assets is due to increased loan origination volume.

NOTE J--SUBSEQUENT EVENTS

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

         On October 7, 1999, EFG completed a $344 million capital market transaction, which included the issuance of $229 million principal amount of three month LIBOR-indexed floating rate notes and the issuance of $ 115 million principal amount of auction rate notes. The $229 million notes were priced with a spread of 42 basis points over LIBOR with the interest rate resetting quarterly. The notes mature in April 2009 and have an expected average life of
3.5 years. The $115 million auction rate notes bear interest initially at an annual rate of 6.38% and the interest rate resets quarterly. The notes mature in July 2027.

         On March 17, 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ (formerly Credit Services Division) sub-prime credit card business. Accordingly, the United CreditServ unit will be reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI has recorded in the fourth quarter of 1999 its current estimate of loss that it believes it will incur on disposal of the United CreditServ unit. The Company currently estimates that such loss will be $130.0 million pre-tax. UICI currently believes that such loss will consist primarily of losses upon disposition and continuing operating losses at Specialized Card Services, Inc.

         The following table presents certain information for each of the quarters ended September 30, 1999 and 1998 and each of the nine month periods ended September 30, 1999 and 1998 as originally reported and as restated to reflect the adjustments described above and reflection of United CreditServ as a discontinued operation.

                                                                       QUARTER ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                  ----------------------   ----------------------
                                                                     1999         1998        1999         1998
                                                                  ---------    ---------   ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues from continuing operations:
    As restated ...............................................   $ 251,393    $ 258,083   $ 757,054    $ 795,290
    As included in amounts previously reported ................     251,393      258,083     762,601      795,290

Income from continuing operations
 before federal income taxes:
    As restated ...............................................      21,893       10,072      56,869       32,527
    As previously reported ....................................      26,893       10,072      67,416       32,527

Net income from continuing operations
    As restated ...............................................      15,254        6,394      37,436       21,134
    As previously reported ....................................      18,344        6,364      46,073       21,134

Income (loss) from discontinued operations:
    As restated ...............................................     (29,081)       7,137     (58,228)      15,012
    As previously reported ....................................       6,112        7,137      23,111       15,012

Net income (loss):
    As restated ...............................................     (13,827)      13,531     (20,792)      36,146
    As previously reported ....................................      24,456       13,531      69,184       36,146

Basic earnings (loss) for common stockholders per common share:

Income from continuing operations:
    As restated ...............................................   $    0.33    $    0.14   $    0.81    $    0.45
    As previously reported ....................................   $    0.40    $    0.14   $    1.00    $    0.45

Income (loss) from discontinued operations:
    As restated ...............................................   $   (0.63)   $    0.15   $   (1.26)   $    0.33
    As previously reported ....................................   $    0.12    $    0.15   $    0.49    $    0.33

       Net income (loss):
           As restated:..................................          $(0.30)       $ 0.29        $(0.45)       $ 0.78
           As previously reported........................          $ 0.52        $ 0.29        $ 1.49        $ 0.78

       Diluted earnings (loss) for common stockholders per common share:

       Income from continuing operations:
           As restated...................................          $ 0.32        $ 0.14        $ 0.79        $ 0.45
           As previously reported........................          $ 0.38        $ 0.14        $ 0.96        $ 0.45

       Income (loss) from discontinued operations:
           As restated...................................          $(0.61)       $ 0.15        $(1.22)       $ 0.33
           As previously reported........................          $ 0.13        $ 0.15        $ 0.49        $ 0.33

       Net income (loss):
           As restated...................................          $(0.29)       $ 0.29        $(0.43)       $ 0.78
           As previously reported........................          $ 0.51        $ 0.29        $ 1.45        $ 0.78

PART I.  FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         UICI and its subsidiaries (the "Company") reported a net loss of $0.30 per share for the three-month period ended September 30, 1999, compared to net income of $0.29 per share for the comparable period in 1998. There were no gains per share from the sale of investments for the three-month period ended September 30, 1999, compared to gains of $0.01 per share for the comparable period in 1998. For the nine-month period ended September 30, 1999, the net loss was $0.45 per share compared to net income of $0.78 per share for the comparable period in 1998. Included in net income were gains from the sale of investments of $0.02 per share and $0.06 per share for the nine month period ended September 30, 1999 and September 30, 1998, respectively.

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

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                                                         RESTATED
                                                        1999              1998             1999              1998
                                                      --------          --------         --------          --------
                                                                             (In thousands)
Revenues
   Insurance:
     Self Employed Agency........................     $139,717          $156,222         $429,735          $460,994
     Student Insurance...........................       24,668            23,251           80,462            76,870
     OKC Division................................       23,844            25,038           71,389            74,729
     Special Risk................................       14,139            17,344           42,944            52,873
     National Motor Club.........................        7,619             7,736           21,961            22,582
                                                      --------          --------         --------          --------
                                                       209,987           229,591          646,491           688,048

   Financial Services:
     Credit Services.............................       75,094            30,449          186,253            71,824
     Educational Finance Group...................       27,934            15,048           73,956            35,309
     Insurdata...................................       12,175            10,955           35,010            31,360
     Other Business Units........................          238             1,180              587            33,677
                                                      --------          --------         --------          --------
                                                       115,441            57,632          295,806           172,170

   Other Key Factors.............................        8,847             7,670           26,187            26,083
                                                      --------          --------         --------          --------
   Inter Segment Eliminations....................       (8,011)           (6,361)         (25,647)          (19,187)
                                                      --------          --------         --------          --------
Total Revenues...................................     $326,264          $288,532         $942,837          $867,114
                                                      ========          ========         ========          ========


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                      RESTATED                           RESTATED
                                                        1999             1998             1999                1998
                                                      --------           -------         --------           -------
                                                                           (In thousands)
Operating Income
   Insurance:
      Self Employed Agency.......................      $18,507          $ (2,679)       $  35,906          $ (8,728)
      Student Insurance..........................          279             3,046            1,782             7,675
      OKC Division...............................        3,807             5,444           14,252            14,977
      Special Risk...............................         (471)              869              131             4,269
      National Motor Club........................        1,422               799            3,677             3,527
                                                      --------           -------         --------           -------
                                                        23,544             7,479           55,748            21,720

   Financial Services:
      United CreditServ..........................      (44,661)           11,741          (89,241)           25,488
      Educational Finance Group..................          123              (490)          (3,045)           (2,872)
      Insurdata..................................        1,128               345            2,283             2,221
      Other Business Units.......................           --                 2               --                21
                                                      --------           -------         --------           -------
                                                       (43,410)           11,598          (90,003)           24,858

   Other Key Factors.............................       (2,806)            3,285            2,807            14,043
                                                      --------           -------         --------           -------
   Total Operating Income........................     $(22,672)          $22,362         $(31,448)          $60,621
                                                      ========           =======         ========           =======


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

         OKC Division. Operating income for the three months ended September 30, 1999 for the OKC Division decreased to $3.8 million from $5.4 million for the comparable 1998 period, a decrease of $1.6 million, and for the nine months ended September 30, 1999 operating income decreased to $ 14.3 million from $15.0 million in the corresponding 1998 period. The decrease in operating income is due to lower profit margins in the workers compensation business and an additional deferred acquisition cost write off due to a higher third quarter lapse in its College Fund Life Division ("CFLD") business. The Company believes that the higher lapse will decline in future periods, as changes made early in the year to its CFLD program take effect. Revenues for the three months ended September 30, 1999 for the OKC Division decreased to $23.8 million from $25.0 million in the comparable 1998 period, and for the nine month 1999 period revenues decreased to $71.4 million from $74.7 million in the comparable nine month period of 1998. This decrease in revenues was primarily due to decreased premium in the workers compensation business.

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

         United CreditServ ("UCS"). Operating income for the three months ended September 30, 1999 for the Company's United CreditServ business decreased to a loss of 44.7 million from operating income of $11.7 million in the comparable 1998 period, and for the nine months ended September 30, 1999, operating income decreased to a loss of $89.2 million from operating income of $25.5 million in the nine months ended June 30, 1998. Revenues for the three months ended September 30, 1999 increased to $75.1 million from $30.4 million in the comparable 1998 period, and for the nine months ended September 30, 1999 revenues increased to $186.3 million from $71.8 million in the nine month 1998 period. During the quarter and nine months ended September 30, 1999, United CreditServ charged $84.0 million and $160.4 million, respectively, to credit card loan losses, primarily associated with its ACE credit card product. The Company believes that such credit card loan losses were due primarily to inadequate attention to ACE collections during the quarter and nine months ended September 30, 1999, inefficiencies associated with administrative and operating systems conversions during the quarter, significant increases in card issuance volumes during a period of systems inadequacies, mis-pricing of the ACE product, and the failure of United CreditServ's AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio. In addition, during the quarter ended September 30, 1999, United CreditServ wrote down the carrying value of a residual interest in a securitization held at UCNB in the amount of $7.6 million. Due primarily to the unprofitability of the ACE credit card product, during the quarter ended June 30, 1999 United CreditServ charged to income the $35.9 million purchase price paid to acquire a minority interest in United Membership Marketing Group, Inc. during that quarter.

         Educational Finance Group ("EFG"). EFG`s operating income for the three months ended September 30, 1999 increased to $123,000 from a loss of $490,000 in the 1998 three-month period, and for the nine months ended September 30, 1999 the loss was $3.0 million compared to a loss of $2.9 million for the same period in 1998. The Company believes that the operating losses are attributable primarily to operating losses at EFG Technologies Inc. and Education Loan Administrators Group ("ELA"), which are due primarily to operating inefficiencies at those units. EFG Technologies, Inc. is based in Winston-Salem, North Carolina, and is a loan servicer for approximately 600 colleges, universities and private lenders, and ELA markets PLUS Loans (which are made directly to the parent rather than the student) through direct mail and telemarketing programs directly to prospective student and parent borrowers. Revenues for the three months ended September 30, 1999 increased to $27.9 million from $15.0 million in the corresponding 1998 period, and for the nine months ended September 30, 1999 revenues increased to $74 million from $35.3 million in the 1998 period. The increase in revenues for the three and nine month periods is due to increased origination and interest income derived from EFG's higher student loan volume.

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

         Other Key Factors. The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended September 30, 1999 associated with this category decreased to a loss of $2.8 million from $3.3 million in the three months ended September 30, 1998, and for the nine months ended September 30, 1999 such operating income decreased to $2.8 million from $14.0 million in the comparable 1998 period. The decrease in the three months and nine months ended September 30, 1999 as compared to 1998 is due to an increase in amortization of goodwill, compensation expense in the amount of $5.0 million associated with the exercise of stock options, interest expense, general corporate operations and a decrease in realized gains which was partially offset by an increase in investment income on equity not allocated to the other segments. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales with losses more likely during periods of rising interest rates. In addition, due to rising interest rates, the net unrealized investment gains or losses on securities classified as "available for sale," reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes and minority interests was a $ 20.1 million unrealized loss at September 30, 1999 compared to a $13.4 million unrealized gain at December 31, 1998.

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

         The growth in the credit card receivables portfolio from $136 million at December 31, 1998 to $192 million at September 30, 1999 was funded using time deposits at United Credit National Bank ("UCNB"), which deposits increased from $99 million at December 31, 1998 to $224 million at September 30, 1999, and cash provided from current operations

         The growth in the student loans from $670 million at December 31, 1998 to $1.2 billion at September 30, 1999 was funded from the proceeds of student loan borrowings and the issuance of long term notes, which indebtedness in the aggregate increased from $669 million at December 31, 1998 to $1.2 billion at September 30, 1999.

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

         Year 2000 Costs. The Company expected to incur internal labor costs, as well as other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $10.5 million, of which approximately $9.1 million, cumulatively, was incurred as of September 30, 1999 and $2.9 million was incurred during the nine-month period ended September 30, 1999. Future costs of the Year 2000 project will primarily result from the re-deployment of information technology resources, although no significant internal IT Systems projects are being deferred to further the Year 2000 Project. Costs associated with the Year 2000 project are expensed as incurred and are paid from operating cash flows.

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

         United CreditServ's operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest earned on the credit cards and the amount of the interest paid on the time deposits. The maturity of the time deposits is less than one year. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

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

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen has reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than $15.149 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.149 million.

         The Company cannot at this time predict how, when or in what fashion the appellate court will dispose of the various claims of the Company and Mr. Jensen on appeal. The appellate court may affirm the District Court's judgment, may return the case to the District Court for trial, or may reverse the District Court's decision and render a judgment. In addition, there can be no assurances as to the time period during which the appeals filed by Mr. Jensen or the Company in the Sun Litigation may be heard and a final judgment rendered which affords no party in the Sun Litigation the right to further appeal. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement would be treated as a capital contribution to the Company, and the Company's pre-tax gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

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

         UICI has filed notice of removal to the U.S. District Court for the Northern District of Texas on the basis that federal questions have been raised which give jurisdiction to the matter to the federal district court. Plaintiff has filed a motion to remand the case back to Texas state court. The U.S. District Court has yet to rule on the motion to remand.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                                    NUMBER
                                                                                    ------
(a)      Exhibits.

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

        *Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K.

         1. A current report on Form 8-K dated September 10, 1999 regarding an appeal filing in the Sun Litigation.

         2. A current report on Form 8-K dated October 5, 1999 regarding the merger between UICI and HealthPlan Services.


* Filed herewith
                                       26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                            UICI
                                              ----------------------------------
                                                        (Registrant)





Date:      April 6, 2000                      /s/ Gregory T. Mutz
      -------------------------               ----------------------------------
                                              Gregory T. Mutz, President, Chief
                                              Executive Officer, and Director

                               INDEX TO EXHIBITS

        Exhibit
        Number             Description
        ------             -----------
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

        *27                Financial Data Schedule



* Filed herewith