Form 10-K
period 1999-12-31
UICI
filed 2000-04-06
CIK 773660

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

                                             NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                  ON WHICH REGISTERED
         -------------------                 ---------------------
    Common Stock, $0.01 par value           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $205.4 million.

    The number of shares outstanding of $0.01 par value Common Stock, as of March 31, 2000 was 46,425,031.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         UICI (together with its subsidiaries, "UICI" or the "Company") is a diversified financial services company that offers insurance and selected financial services to niche consumer and institutional markets.

         The Company issues health insurance policies, covering individuals and families, to the self-employed, association group and student markets. The Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company's catastrophic hospital and basic hospital-medical expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and managed care options, such as a preferred provider organization ("PPO") plan as well as other supplemental types of coverage. The Company markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell the Company's products. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis. The Company believes that it provides student insurance plans to more universities than any other single insurer. During 1999 and 1998, health insurance premiums were approximately $690 million and $747 million, respectively, representing 68% and 71% of UICI's total revenues in such periods.

         UICI also issues life and annuity insurance products to selected niche markets, and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by UICI are marketed through a dedicated agency sales force. During 1999 and 1998, total revenues (including premiums and allocated investment income) from the Company's life and annuity business were approximately $94.1 million and $98.8 million, respectively, representing 8% of UICI's total revenues in each of such periods.

         UICI also provides underwriting, claims management and claims administrative services to third party insurance carriers (primarily to AEGON USA, Inc. related to products coinsured by UICI), third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans.

         The Company's principal subsidiaries through which the business of the Self-Employed Agency Division, Student Insurance Division and the Life Insurance and Annuity Division are conducted are The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and The Chesapeake Life Insurance Company ("Chesapeake"), all of which are wholly-owned by the Company. MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. The claims paying ability rating of MEGA and Mid-West were rated A by Duff & Phelps Credit Rating Co. MEGA is currently rated "A- (Excellent)", Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

         Through its United CreditServ, Inc. subsidiary, UICI has marketed credit support services to individuals with no, or troubled, credit experience and assists them in obtaining a nationally recognized credit card. These services have been marketed through a sales force of independent contractors and through direct mail and in-bound and outbound telemarketing. The credit cards have been issued by United Credit National Bank, an indirect wholly-owned subsidiary of UICI. During 1999 and 1998, revenues from credit support services were approximately $227.4 million and $123.2 million, respectively, representing 18% and 10% of UICI's total revenues in such periods. Several recent developments affecting United CreditServ have had and will continue to have a material adverse effect upon the Company's financial condition and results of operations. The Board of Directors of UICI has determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Educational Finance Group, Inc. (in which UICI holds a 75% interest) ("EFG"), markets, originates, funds and services primarily Federally-guaranteed student loans and is a leading provider of student tuition installment plans. EFG seeks to provide solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 1999, UICI had approximately $1.3 billion aggregate principal amount of student loans outstanding, of which approximately 91% were Federally guaranteed.

         Through its National Motor Club unit, UICI markets and provides approximately 500,000 members with benefits such as road and towing assistance, trip routing, emergency travel assistance, and accident related indemnity benefits.

         At March 31, 2000, UICI held approximately 39% of the fully diluted equity of HealthAxis.com, Inc. ("HealthAxis.com"), the surviving corporation in the January 2000 merger of HealthAxis.com and Insurdata Incorporated, formerly a 100%-owned subsidiary of UICI. HealthAxis.com is a leading web-based insurance retailer providing fully integrated, end-to-end, web-enabled solutions for health insurance distribution and administration. HealthAxis.com serves both consumers and insurance payors, which include commercial carriers, third-party administrators ("TPAs"), Blue Cross/Blue Shield plans and self-insured employers. HealthAxis.com is both a web-based retailer of health insurance products and related consumer services as well as a provider of web-enabled software applications and services to payors designed to enhance the efficiency and effectiveness of the claims administration, benefits enrollment, benefits maintenance and data capture activities involved in the administration of health insurance.

         The Company's operating segments include (a) the Insurance segment, which includes the businesses of the Company's Self-Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (b) the Financial Services segment, which includes the businesses of Educational Finance Group, Inc., the Company's investment in HealthAxis.com, Inc. (formerly Insurdata Incorporated) and other business units; and (c) investment income not otherwise allocated to the other segments, interest and general expenses relating to corporate operations and other. The business of United CreditServ, Inc. has been separately classified as a discontinued operation for financial reporting purposes.

         The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. Its telephone number is (972) 392-6700.

INSURANCE SEGMENT

SELF-EMPLOYED AGENCY DIVISION

         Market. According to the Bureau of Labor Statistics, there were approximately 10.1 million self-employed individuals in the United States at the end of 1999. The Company has currently in force approximately 200,000 basic health policies issued or coinsured by the Company. UICI believes that there is significant opportunity to increase its penetration in this market.

         Products. UICI's basic health insurance plan offerings include the following:

         o UICI's Group Catastrophic Hospital Expense Plan provides a lifetime maximum benefit ranging from $2,000,000 to $5,000,000 and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1,000,000. Covered expenses are subject to a deductible and are reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement. The benefits for this plan tend to increase as hospital care expenses increase and therefore the premiums for these policies are subject to increase as overall hospital care expenses rise.

         o UICI's Group Basic Hospital-Medical Expense Plan has a $1,000,000 lifetime maximum benefit and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a "scheduled benefit" nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience and thus future premium increases for this policy are expected to be less than on the catastrophic policy.

         o UICI's Group Preferred Provider Plan incorporates managed care features of a PPO, which are designed to control health care costs. The health plans that provide the PPO option generally provide greater coverage for preventive medical and other services not requiring hospitalization such as periodic examinations and doctor visits. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

         Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder.

         The Self-Employed Agency Division generated revenues of $566.8 million, $610.1 million and $538.3 million (56%, 58%, and 59% of total revenue) in 1999, 1998, and 1997, respectively.

         Marketing and Sales. The Company's marketing strategy in the self-employed market is to remain closely aligned with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through dedicated independent contractor agents associated with the Company.

         The agents are independent contractors, and all compensation that agents receive from the Company is based upon their levels of sales production. UGA and CMA, (the Company's wholly-owned marketing divisions) are each organized into geographical regions having regional directors, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in management).

         UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, the availability and accessibility of common stock ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders.

         The health insurance products issued by the Company are primarily issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. Two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed products, including health insurance underwritten by the Company. Individuals may not obtain insurance under the associations' master policies unless they are members of the associations. UGA agents and CMA agents also act as enrollers of new members for the associations. Although the Company has no formal agreements with these associations requiring the associations to continue as the master policyholder and endorse the Company's insurance products to their respective members, the Company considers its relationship with these associations to be good.

         Leads for the agents of UGA and CMA are generated through the efforts of a direct mail team and approximately 250 telephone operators. From various sources of data, a pool of approximately 7.0 million names has been developed. Individuals in this pool are contacted by telephone or by mail to determine their interest in obtaining the benefits of association membership, including health insurance. The names of persons expressing an interest are provided as leads to agents, which the Company believes results in a higher "close" rate than would be the case if the agents made unsolicited calls on prospective customers.

         Policy Design and Claims Management. The Company's traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby controlling administrative expenses. The Company seeks to price its products in a manner that accurately reflects its underwriting assumptions and targeted margins, and it relies on the marketing capabilities of its dedicated agency sales forces to sell these products at prices consistent with these objectives.

         The Company maintains administrative centers with full underwriting, claims management and administrative capabilities. The Company believes that by processing its own claims it can better assure that claims are properly processed and can utilize the claims information to periodically modify the benefits and coverages afforded under its policies.

         Preferred Provider Products. In order to further control health care costs, in 1995 the Company placed additional emphasis on incorporating managed care features of a PPO into its health plans. The health plans with managed care options generally provide greater coverage for preventive and other services not requiring hospitalization, such as periodic examinations and doctor visits. These plans also generally have lower deductibles and co-payments for services that are received from providers participating in the PPO network.

         Coinsurance Arrangements. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. and coinsured by the Company. Effective April 1, 1996, the Company acquired the underwriting, claims management and administrative capabilities of AEGON USA, Inc. related to products coinsured by the Company. Following this transaction, the agents of UGA began to market health insurance products directly for the Company rather than through the coinsurance arrangement. The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extra-contractual charges and other payments. The Company and AEGON have agreed to maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period ending in 1997. The Company's coinsurance percentage is 60% until December 31, 2000, at which time the Company will assume all of the remaining policies from AEGON. Following the assumption, the Company will coinsure 40% of the health insurance business to AEGON until December 31, 2002, at which time the Company will acquire the remaining 40% of the coinsured business from AEGON based upon a mutually agreed-upon prescribed price.

         Acquisition of Health Blocks. From time to time, the Company has acquired and may continue to acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case-by-case basis, and revenues from such blocks have generally not represented a material percentage of Self-Employed Agency Division revenue.

STUDENT INSURANCE DIVISION

         Market. The student market consists primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in grades kindergarten through grade 12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,200 four-year universities and colleges in the United States, which have a combined enrollment of approximately 8.7 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution's students. The Company believes that it has been authorized to provide student health insurance plans by more universities than any other single insurer.

         Products. The insurance programs sold in the student market are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $1,000,000, depending on the coverage level desired by the school.

         The Student Insurance Division had revenues of $108.0 million, $111.0 million, and $97.6 million in 1999, 1998 and 1997, respectively, representing 11% of total revenues in each such year.

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

SPECIAL RISK DIVISION

         The Company's Special Risk Division specializes in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products). Prior to 1997, the Company had a small penetration in Special Risk markets and offered only Employer Stop Loss and Provider Excess of Loss coverages. The Special Risk Division's offerings were expanded in 1997, with the acquisition of Excess, Inc. ("Excess"), a managing general underwriter of special health-related coverages. The Excess acquisition led to the purchase of a block of special risk coverages with net collected premiums in the amount of $48.9 million and $50.2 million in 1999 and 1998, respectively.

NATIONAL MOTOR CLUB DIVISION

         The Company's National Motor Club Division markets primarily to individuals in non-metropolitan areas through a one-on-one, face-to-face field force. The products offered by the National Motor Club encompass typical motor club benefits plus certain accident-related financial security benefits. The vast majority of the memberships in National Motor Club are generated in the Midwestern and Southeastern states. The National Motor Club unit also operates a nationwide emergency road service call center that services its own customers, as well as those of contracted third parties. National Motor Club is currently licensed in 48 states, and the Company plans to grow its business in all such states.

OKC DIVISION

         Through the Company's OKC Division, the Company offers life insurance and annuity products to individuals through its dedicated field force and employee group accident and workers compensation insurance marketed by brokers to employers and their employees. The OKC Division also actively pursues the acquisition of life and annuity blocks of insurance business. At December 31, 1999, the OKC Division had over $3.883 billion of life insurance in force and approximately 384,000 individual policyholders. The Division has grown primarily through acquisitions of blocks of life insurance and annuity policies and through its marketing efforts.

         The OKC Division had revenues of $94.1 million, $98.8 million, and $100.5 million (representing 9%, 9%, and 11% of total revenue) in 1999, 1998, and 1997, respectively.

         Direct Business. The Company offers an interest-sensitive whole life insurance product generally with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Currently, student loans are available in amounts up to $30,000 for undergraduate school and up to $30,000 for graduate school. Loans with a Fair Isaac credit score of 570 and above made under this rider are guaranteed as to principal and interest by a guarantee agency and are not funded or supported by the federal government. However, as a part of the program, MEGA and Mid-West are qualified lenders under the applicable Department of Education regulations and make available, outside of the Company's insurance subsidiaries' commitment under the rider, student loans under Federal Family Education Loan Programs.

         Marketing and Sales. Life insurance products are marketed and sold through the Company's network of dedicated agents. This marketing organization covered five states when acquired by the Company in 1993, and has since been expanded to cover 42 states. Annualized premiums for policies issued in 1999 increased to $9.2 million from $2.0 million in 1993.

         Acquired Blocks. Historically, the Company grew through opportunistic acquisitions of blocks of life insurance and annuities. In an acquisition of a block of business, the Company assumes policy liabilities and receives assets (net of the purchase price) sufficient, based on actuarial assumptions, to cover such estimated future liabilities. The profitability of a particular block of business depends on the amount of investment income from the assets and the amount of premiums received less the amount of benefits and expenses actually paid. The Company believes that its success in profitably acquiring and servicing blocks has been principally due to its experience and expertise in analyzing the characteristics of the policies in the blocks and its ability to cost-effectively administer the policies.

         The last block of life insurance and annuities was acquired by the Company in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

         In 1991, the Company entered into an agreement pursuant to which it services a block of policies with life insurance and annuity reserves of $125.0 million, as of the date of the service agreement, for an unrelated company. At December 31, 1999, total life insurance and annuity reserves for this block were $78.1 million. The Company receives a fee for servicing the policies and in 1997, also began to participate in 50% of the profits or losses on this business. The Company's Consolidated Financial Statements reflect the servicing fee currently earned and $2.4 million of profit participation in 1999 and $2.3 million in 1998.

         In August 1994, the Company entered into a similar transaction, pursuant to which the Company acquired a block of life insurance and annuity policies. At December 31, 1999, total life insurance and annuity reserves for this block were $24.8 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated reinsurer. In addition, after the reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and the Company at no cost will recapture all remaining policies. Reinsurers' unrecovered investment in the block of policies at December 31, 1999 was $779,748.

RECENT DEVELOPMENTS - - HEALTHPLAN SERVICES TRANSACTION

         On October 5, 1999, the Company and HealthPlan Services Corporation ("HPS") entered into an Agreement and Plan of Merger, pursuant to which the Company agreed to acquire HPS in a stock-for-stock merger transaction. Following the Company's announcement in December 1999 of significant operating losses at its United CreditServ unit, on February 18, 2000, the Company and HPS entered into an Amended and Restated Merger Agreement, contemplating the acquisition by the Company of HPS for convertible preferred securities valued at $8.75 per HPS share, or $120 million in the aggregate. Upon completion of the pending acquisition, HPS will become a wholly owned, separately-operated subsidiary of UICI. HPS is a managed health care services company, providing enrollment, billing and collection, claims administration and risk management services for health care payors and providers. HPS' customers include insurance companies, HMOs and other managed care organizations, and organizations with self-funded health care plans.

         In the merger, it is proposed that HPS shareholders will receive preferred securities issued by a business trust established by UICI. At the option of the holder, each preferred security can either be (1) exchanged at any time into a fixed number of HealthAxis.com common shares, calculated at a 25% premium over the average closing price per share of HealthAxis.com's common stock for the 10 consecutive trading days prior to the issue date, or (2) converted into a fixed number of common shares of UICI at $25 per UICI common share. The preferred securities have a maturity of 30 years and call for annual cumulative distributions at the rate of 7% payable quarterly in arrears, subject to certain deferral rights.

         The acquisition is contingent upon UICI's obtaining the consent on or before April 15, 2000 of the HPS bank group and lenders under the UICI bank facility to assume HPS's bank indebtedness and to issue the subordinated debentures connected with, and to make the dividend payments on, the preferred securities. The HPS acquisition is also conditioned upon consummation of the upstream merger of HealthAxis.com, Inc. and HealthAxis Inc. and registration of the underlying HealthAxis.com shares into which the preferred securities are exchangeable, both of which events are expected to be completed in the second quarter of 2000. The transaction is otherwise subject to several closing conditions, including the reissuance of a fairness opinion by HPS's financial advisor on or about the time of mailing of the definitive proxy materials and approval by HPS shareholders.

         There can be no assurance at this time that the acquisition of HPS as contemplated by the Amended and Restated Merger Agreement will be consummated or, if consummated, when such acquisition will be completed.

FINANCIAL SERVICES SEGMENT

EDUCATIONAL FINANCE GROUP, INC.

         Educational Finance Group, Inc. ("EFG") (in which the Company holds a 75% equity interest) markets, originates, funds and services primarily Federally-guaranteed student loans and is a leading provider of student tuition installment plans. EFG (which is based in Swansea, Massachusetts) seeks to provide financing solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 1999, UICI had approximately $1.3 billion aggregate principal amount of student loans outstanding, of which approximately 91% were Federally guaranteed.

         EFG primarily acquires and originates federally-guaranteed loans to students and parents made under the Federal Family Education Loan Program ("FFELP Loans"). Four types of loans are currently available under the FFELP Loan program: (i) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Stafford Loans"); (ii) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Stafford Loans"); (iii) supplemental loans to parents of dependent students ("PLUS Loans"); and (iv) loans to fund payments and consolidation of certain of the borrower's obligations ("Consolidation Loans"). These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits and eligibility for interest subsidies.

         Stafford Loans are the primary loans extended under the FFELP Loan program. Students who are not eligible for Stafford Loans based on their economic circumstance may be able to obtain Unsubsidized Stafford Loans. Parents of students may be able to obtain PLUS Loans. Consolidation Loans are available to borrowers with existing loans made under the FFELP Loan program and certain other federal programs to consolidate repayment of such existing loans.

         In addition to the various federally guaranteed loan programs, EFG offers alternative student loans, guaranteed by private insurers, which during 1999 aggregated 9.0% of EFG's loan originations. EFG also services loans under the Perkins Loan Program on behalf of participating colleges and universities. The Perkins Loan program provides low-interest loans to assist needy students in financing the costs of post-secondary education. Students can receive Perkins Loans at any one of approximately 2,000 participating post-secondary institutions.

         EFG has funded its loan origination business primarily with secured lines of credit extended by various financial institutions. After loans are originated, EFG typically sells or refinances the loans using a variety of capital markets financing facilities. During 1999, EFG sold approximately $400 million in loans and added approximately $1.3 billion of long term funding facilities in three separate transactions. These transactions used special purpose financing entities, which issued securities in the capital markets and used the proceeds to buy pools of student loans from EFG. EFG's 1999 financing transactions included the following:

         o Issuance of $319.5 million Auction Rate Student Loan-Backed Notes (which bear interest at variable rates established pursuant to an auction conducted, generally, every thirty-five days).

         o Issuance of $650 million Asset Backed Commercial Paper Notes (which bear interest at variables rates established by calculating the total costs of the commercial paper program and which have maturities of one to 270 days).

         o Issuance of $229 million Floating Rate Student Loan-Backed Notes (which bear interest at variable rates equal to 0.42% over three month LIBOR, reset every quarter in January, April, July, and October) and $115 million Auction Rate Student Loan Backed Notes.

         In July 1999, EFG acquired AMS Investment Group, Inc. (the parent of Academic Management Services, Inc.) ("AMS"), based in Swansea, Massachusetts. AMS is the leading provider of tuition installment plans for undergraduate students, serving as the designated provider of tuition installment plans at over 1,200 colleges, universities and independent schools. AMS also originates student loans.

         EFG provides loan servicing and administrative services for federal Perkins loans and privately insured loans. EFG Technologies, Inc. is based in Winston-Salem, North Carolina, and is a loan servicer for approximately 600 colleges, universities and private lenders with 1.0 million active accounts and loan balances aggregating $2.6 billion. Education Loan Administrators Group ("ELA"), acquired by EFG in 1997, is a leading provider of PLUS Loans, which are made directly to the parent rather than the student. Based in San Diego, California, ELA markets PLUS Loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. During 1999, ELA generated $296 million of PLUS and other FFELP loans.

         EFG incurred significant operating losses in 1998 and 1999. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTMENT IN HEALTHAXIS.COM, INC. (FORMERLY INSURDATA INCORPORATED)

         During 1999 the Company held a 100% interest in Insurdata Incorporated ("Insurdata"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. Insurdata, through its proprietary web-enabled enrollment and plan administration applications, provides Internet enrollment and online access to claims data. These software applications increase the efficiency of a client's interaction with other participants by eliminating paper-based processes and improving the client's ability to share data with plan members and other industry participants.

         Insurdata's clients included large insurance carriers, Blue Cross and Blue Shield organizations, third party administrators, self-funded employers, and other industry participants. Insurdata also offered systems integration, technology management and data capture services to these same client groups. Insurdata generated revenues of $46.2 million, $41.2 million and $25.1 million in 1999, 1998, and 1997, respectively, of which 60%, 56% and 42% were derived from information systems and software development services provided to the Company and its insurance company affiliates.

         On January 7, 2000, Insurdata merged with and into HealthAxis.com, Inc. ("HealthAxis.com"), a web-based retailer of health insurance products and related consumer services. During 1999 and in advance of the merger, Insurdata transferred to UICI the net assets of Insurdata Administrators (a division of Insurdata engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation) and its member interest in Insurdata Marketing Services, LLC (a subsidiary of Insurdata engaged in the business of marketing third party benefits administration services) for cash in the amount of $858,000, representing the aggregate book value of the net assets and member interest so transferred. Following the merger, the Company held approximately 44%, and HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of

HealthAxis.com common stock and, giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

         HealthAxis.com is a leading web-based insurance retailer providing fully integrated, end-to-end, web-enabled solutions for health insurance distribution and administration. HealthAxis.com serves both consumers and insurance payers, which include commercial carriers, third-party administrators ("TPAs"), Blue Cross/Blue Shield plans and self-insured employers. HealthAxis.com is both a web-based retailer of health insurance products and related consumer services as well as a provider of web-enabled software applications and services to payors designed to enhance the efficiency and effectiveness of the claims administration, benefits enrollment, benefits maintenance and data capture activities involved in the administration of health insurance.

         The Company believes that HealthAxis.com is the only e-healthcare company servicing both the consumer and business-to-business marketplaces with health plan solutions. HealthAxis.com's consumer Web site, www.healthaxis.com, is a fully transactional, online health insurance agency targeting the individual and small group markets. HealthAxis.com's proprietary workflow and business application software, built around an application service provider model, enables healthcare payers to more efficiently capture, process, and share health plan data over the Internet. HealthAxis.com is headquartered in suburban Philadelphia. HealthAxis.com employs over 350 information technology professionals.

         On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger, pursuant to which HAI will acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI. Upon consummation of the reorganization transactions, HealthAxis.com shareholders will receive 1.127 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Under the terms of the transaction, HAI will issue new shares to acquire all of the outstanding HealthAxis.com shares that HAI does not already own. The consummation of the merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval. The closing of the merger is currently anticipated to occur during the second quarter of 2000. It is anticipated that, following the merger, the Company will hold approximately 20.1 million shares (representing 43.2%) of the issued and outstanding shares of HAI, of which 10.0 million shares (representing 21.6%) will be subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company will have the right to vote such shares.

DISCONTINUED OPERATIONS - - UNITED CREDITSERV, INC.

         Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), the Company has historically marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ have been conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit support programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables have been securitized.

         Through 1999, United CreditServ marketed its credit support services and access to a credit card through the American Fair Credit Association LLC ("AFCA"), an independent membership association that provided credit education programs and other benefits, and American Credit Educators LLC ("ACE"), which marketed credit education materials and had a marketing agreement with UCNB to solicit credit card applications. AFCA applicants were required to meet certain requirements (including payment of initiation and monthly membership fees) in order to become members of AFCA, and, in order to obtain a credit card, to meet underwriting criteria established by UCNB.

         Several recent developments have affected the operations of the Company's United CreditServ subsidiary and will materially and adversely affect the results of operations and financial condition of the Company in the future.

Significant Operating Losses

         During the year ended December 31, 1999, United CreditServ incurred a pre-tax operating loss in the amount of approximately $145.0 million (inclusive of the write off of the $35.9 million purchase price of UMMG), primarily attributable to significant increases to credit card loan loss reserves associated with the non-performance of its ACE credit card product. The Company believes that such losses were due primarily to inadequate attention to ACE collections, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio.

         UCNB is currently subject to the terms of a Consent Order issued by the Office of the Comptroller of the Currency (see discussion below). In accordance with the terms of the Consent Order, UCNB has ceased all activities with ACE and AFCA (UCNB's only marketing organizations), and UCNB is further prohibited under the terms of the Consent Order from introducing new products or services without approval by the OCC. Accordingly, for the indefinite future United CreditServ's Specialized Card Services' unit will be unable to generate sufficient revenue to cover its operating costs, and, as a result, the Company expects that Specialized Card Services, Inc. will continue to incur operating losses. The Company has taken immediate steps to reduce costs associated with its credit card operations, including significant staff reductions at its UMMG operations.

Significant Cash Infusions to UCNB

         The 1999 and continuing operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ has contributed to the Bank as capital an aggregate of $105.1 million in cash, including additional cash in the amount of $17.0 million contributed on March 27, 2000. UICI has funded these cash contributions with the proceeds of sale of investment securities, regular cash dividends from its insurance company subsidiaries and cash on hand. The Company continues to explore means to achieve increased liquidity, including through the issuance of additional UICI securities and/or selected sales of investment securities and other assets. See "Item 7. Management's Discussion and Analysis of Liquidity and Results of Operations."

Comptroller of the Currency Consent Order

         On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the U.S. Office of the Comptroller of the Currency (the "OCC"). Under the terms of the Consent Order, UCNB is prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At March
31, 2000, UCNB had $296.0 million of certificates of brokered deposits outstanding, the majority of which are scheduled to mature over the next six months. At March 31, 2000, UCNB had approximately $160.0 million in cash, cash equivalents and short term U.S. Treasury securities.

         The Consent Order requires UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations). The Consent Order further requires UCNB, until further notice from the OCC, to cease all transactions with affiliated parties (including UICI but excluding Specialized Card Services, Inc., the servicer of UCNB's credit card accounts), and to conduct an immediate review of all agreements with all third parties to assess whether such agreements are on terms fair and reasonable to UCNB. UCNB engaged PricewaterhouseCoopers LLP to independently review the terms of all agreements between UCNB and Specialized Card Services, Inc. (an indirect wholly owned subsidiary of UICI and the servicer of UCNB's credit card accounts). On March 27, 2000, UCNB submitted to the OCC its review of third party agreements and PricewaterhouseCoopers LLP's review of agreements between UCNB and Specialized Card Services, Inc.

         UCNB is further prohibited under the terms of the Consent Order from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems. Under the terms of the Consent Order, UCNB is generally prohibited from increasing its assets in the future unless the OCC has approved a capital plan submitted by UCNB and UCNB is in compliance with the capital plan.

         UCNB's failure to comply with the terms of the Consent Order could result in sanctions brought against UCNB, its officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

         A liquidity and capital assurances agreement, dated May 15, 1998, between UICI and UCNB provides that, upon demand by UCNB, UICI will purchase certificates of deposit issued by UCNB to assure sufficient liquidity to meet UCNB's funding demands and will contribute capital to UCNB sufficient for UCNB to comply with its stated policy of maintaining a total risk-based capital ratio of at least 12%. Total risk-based capital includes both Tier I and Tier II capital.

Sale of United CreditServ Operations

         In light of UICI's continuing difficulties with its United CreditServ unit, the Board of Directors of UICI has determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI has recorded in 1999 its estimate of additional loss that it believes it will incur as part of any sale of the United CreditServ unit. The Company has estimated that its loss on the discontinued operation will be $130.0 million. UICI's current estimate includes asset write-downs, the estimated loss on the sale of the business and/or assets and continuing losses through date of sale. The loss the Company will ultimately realize upon disposal of the discontinued operation could differ materially from the current estimate.

Proposed UCNB Capital Plan

         In accordance with the terms of the Consent Order, on March 29, 2000, the Board of Directors of UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. Under the Proposed Capital Plan, it is currently expected that UICI will be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"

         The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement could have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

         In addition, in the event that the OCC determines that the Proposed Capital Plan does not comply with the terms of the Consent Order, the OCC may take a number of actions, including directing that a new capital plan be submitted, seeking an order from a Federal District Court directing compliance with the Consent Order, or seeking the assessment of civil money penalties.

ACE and AFCA Litigation

         In February 2000, ACE and AFCA filed suit against UICI and UCNB (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado) alleging, among other things, that UCNB has breached its agreements with ACE and AFCA and claiming damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations. The Company believes that it has meritorious defenses to the suits and intends to defend the cases vigorously.

REINSURANCE

         The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by the Company on one individual in the case of life insurance is $150,000. The Company uses reinsurance for its health insurance business only for limited purposes. The Company does not reinsure any health insurance issued in the self-employed market.

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

COMPETITION

Insurance

         The Company operates in highly competitive markets. The Company's insurance subsidiaries compete with large national insurers, regional insurers and specialty insurers, many of which are larger and have substantially greater financial resources or greater claims paying ability ratings than the Company. In addition to claims paying ability ratings, insurers compete on the basis of price, breadth and flexibility of coverage, ability to attract and retain agents and the quality and level of agent and policyholder services provided. The Company's other insurance divisions compete with financial services companies, managed care consultants, and third party administrators, among others. Many of the competitors may have greater financial resources, broader product lines or greater experience in particular lines of business.

Student Loans

         The student loan industry is highly competitive. The Company competes with over 2,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 87% of new loan volume. The Company believes that the volume of new loans originated in 1999 would make it one of the top lenders in 1999. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products.

Credit Card Operations

         In its credit card business, the Company has faced and continues to face intense and increasingly aggressive competition from other providers of credit to the sub-prime market. Most of the Company's competitors in this business are substantially larger and have greater financial resources than the Company, and customer loyalty is often limited. Competitive practices, such as the offering of lower interest rates and fees and the offering of incentives to customers, could hurt the Company's ability to retain customers as the Company seeks to exit from this business.

REGULATION

Insurance Regulation

         The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes which typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things: the amount of dividends and other distributions that can be paid by the

Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

         Federal law, including ERISA and the Federal Health Insurance and Portability Act of 1996 ("HIPAA"), also affect the manner in which the Company's insurance subsidiaries conduct their businesses. In addition, recently adopted (e.g., the Gramm-Leach-Bliley Act providing for financial services modernization) and certain pending legislation, if adopted (including additional HIPAA regulation and so-called Patients' Bill of Rights legislation) will impose significant additional regulatory requirements upon the Company's insurance subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Health Care Reform."

         Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (e.g., 10% or more) in the insurance holding company. The Company's insurance subsidiaries are subject to such laws, and the Company believes that such subsidiaries are in compliance in all material respects with all applicable insurance holding company laws and regulations.

         Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC"), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 1999 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

         In 1998, the NAIC adopted codified statutory accounting principles ("Codification"), which will be effective January 1, 2001. Codification will change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the states of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the states of domicile will adopt Codification. Management has not yet determined the impact of Codification on the Company's statutory-basis financial statements.

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

United CreditServ, Inc.

         UCNB is a national bank, the deposits of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). UCNB is subject to assessment for FDIC deposit insurance premiums and is subject to the supervision and regulation by the FDIC. UCNB also is subject to the supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The OCC may conduct examinations and investigations into the affairs of a national bank. The OCC has the statutory responsibility to determine the solvency of a national bank and to appoint the FDIC as receiver in the event of insolvency.

         National banks are subject to comprehensive regulation over their operations. Among other things, national banks are subject to regulations regarding minimum levels of capital, loans to one borrower and payment of dividends. In addition, national banks are subject to quantitative and qualitative restrictions on transactions between the bank and their "affiliates," as that term is defined by Section 23A of the Federal Reserve Act.

         The OCC and the FDIC are vested with administrative enforcement power, including among other things, the authority to assess civil money penalties and to issue a cease and desist order. A cease and desist order may require a national bank to correct any conditions resulting from a violation of law or unsafe or unsound practice and such corrective action may include requiring restitution, reimbursement, indemnification or guarantee against loss if certain statutorily prescribed conditions have been satisfied.

         The marketing practices of United CreditServ and its affiliates are also subject to state credit service organization laws and other consumer protection statutes.

         UCNB is currently subject to the terms of a Consent Order, issued by the OCC on February 25, 2000. See "Business - Discontinued Operations - United CreditServ, Inc."

Student Loan Operations

         A significant portion of the student loans originated by the Company are made under the Federal Family Education Loan Program (the "FFELP program"), which is subject to periodic legislative reauthorization and interim revision by legislation and regulation. The Higher Education Act, which authorizes most federal aid programs, went through its regular reauthorization process in 1998. The loans made under the FFELP program include Federal Stafford loans for students and PLUS Loans to parents.

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

         State and federal regulation is continually changing and the Company is unable to predict whether or when any such changes will be adopted. It is possible, however, that the adoption of such changes could adversely affect the manner in which the Company's subsidiaries conduct their business and the Company's financial condition or results of operations.

EMPLOYEES

         The Company had approximately 5,000 employees at March 1, 2000. The Company considers its employee relations to be good. Agents associated with the Company's UGA and CMA field forces constitute independent contractors and are not employees of the Company.

ITEM 2. PROPERTIES

         The Company owns three office buildings in Tarrant County, Texas, with approximately 190,000 square feet. The Company's United CreditServ subsidiary owns one building in Sioux Falls, South Dakota, with approximately 106,000 square feet. In addition, the Company and its subsidiaries rent office space at various locations, including its principal executive office located at 4001 McEwen Drive, Dallas, Texas. EFG owns an office building in Swansea, Massachusetts, with approximately 35,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

         See Note M of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

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

                                                                                  BUSINESS EXPERIENCE
NAME OF OFFICER                PRINCIPAL POSITION         AGE                   DURING PAST FIVE YEARS
---------------                ------------------         ---                   ----------------------

Ronald L. Jensen          Chairman of the Board           69      Mr. Jensen  has served as Chairman since December
                                                                  1983. In the last five years, Mr. Jensen also
                                                                  served as President of the Company from October
                                                                  1997 until January 1999.

Gregory T. Mutz           President and Chief             54      Mr. Mutz was elected President and Chief Executive
                          Executive Officer, Chief                Officer in January 1999 and Chief Financial Officer
                          Financial Officer                       in March 2000. Prior to January 1999, Mr. Mutz
                                                                  served as Chairman and Chief Executive Officer of
                                                                  AMLI Realty Co. (a real estate investment management
                                                                  firm), which the Company acquired in 1996.

Glenn W. Reed             Executive Vice President and    47      Mr. Reed has served in his current position since
                          General Counsel                         July 1999. Prior to joining UICI, Mr. Reed was a
                                                                  partner with the Chicago, Illinois law firm of
                                                                  Gardner, Carton & Douglas.

William P. Benac          Executive Vice President        53      Mr. Benac joined the Company in May 1999 as its
                                                                  Chief Financial Officer. Effective March 2000, Mr. Benac
                                                                  no longer serves as Chief Financial Officer. He
                                                                  served as Chief Executive Officer of the Company's
                                                                  United CreditServ subsidiary until March 2000.  For the
                                                                  five years prior to joining UICI, Mr. Benac was
                                                                  Chief Executive Officer of FirstPlus Financial
                                                                  Group and served as Corporate Vice President and
                                                                  Treasurer of Electronic Data Systems.

Charles T. Prater         Vice President and Chief        48      Mr. Prater has served as a Vice President of the
                          Operating Officer -- OKC                Company since 1993 and as a Director of the
                          Division                                Company during the period March 1996 - May 1999.
                                                                  Mr. Prater has been Chief Operating Officer of the
                                                                  OKC Division since 1998.

Steven K. Arnold          Vice President                  52      Mr. Arnold joined the Company in October 1998 as a
                                                                  consultant. In March 1999, Mr. Arnold became
                                                                  Chief Executive Officer of the Student Insurance
                                                                  Division and Special Risk Group of the Company. In
                                                                  August 1999, Mr. Arnold was elected a Vice
                                                                  President of the Company. For the five years prior
                                                                  to joining the Company, Mr. Arnold held various
                                                                  positions as a consultant and officer in the
                                                                  health care and systems industries.

William J. Gedwed         Vice President                 44       Mr. Gedwed currently oversees the Company's
                                                                  insurance operations. Since 1993 Mr. Gedwed served
                                                                  (and continues to serve) as Chairman and Chief
                                                                  Executive Officer of NMC Holdings, Inc. (the
                                                                  parent company of National Motor Club of America),
                                                                  which the Company acquired in 1997).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         On April 30, 1999, trading of the Company's shares commenced on the New York Stock Exchange ("NYSE") under the symbol "UCI". Prior to April 30, 1999, shares of the Company's Common Stock were quoted on the Nasdaq National Market automatic quotation system. The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on NYSE and the Nasdaq National Market, as the case may be.


                                                                HIGH          LOW
                                                                ----          ---
    FISCAL YEAR ENDED DECEMBER 31, 1998
    1st Quarter.........................................    $   36 3/16  $   30 3/4
    2nd Quarter.........................................        35 3/8       25 5/8
    3rd Quarter.........................................        27 7/8       12 13/16
    4th Quarter.........................................        24 1/2       12
    FISCAL YEAR ENDED DECEMBER 31, 1999
    1st Quarter.........................................    $   23 13/16 $   20
    2nd Quarter.........................................        27 11/16     22 13/16
    3rd Quarter.........................................        28 7/8       25 9/16
    4th Quarter.........................................        27 1/8        9 3/4

         As of March 21, 2000, there were approximately 11,000 holders of record of Common Stock.

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

         In addition, dividends paid by the domestic insurance subsidiaries of the Company to the Company out of earned surplus in any year without prior approval of state regulatory authorities are limited by the laws and regulations of the state of domicile. Prior approval by state regulatory authorities is required for the payment of dividends by domestic insurance companies which exceed the limits set by the laws of the state of domicile. See Note K of the Notes to Consolidated Financial Statements included herein.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The following income statement data has been restated to reflect the Company's United CreditServ segment as a discontinued operation. See Note B to Notes to the Consolidated Financial Statements.

                                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              1999           1998           1997           1996             1995
                                                          -----------     -----------    -----------    -----------    -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
INCOME STATEMENT DATA:
  Revenues from continuing operations .................   $ 1,013,183     $ 1,056,751    $   905,562    $   690,935    $   612,819
Income from continuing operations before
 income taxes .........................................        50,852          47,262        111,814         90,247         80,944
Income from continuing operations .....................        33,250          31,523         75,608         61,780         53,948
Income (loss) from discontinued operations ............      (179,132)         27,246         10,896          7,467           (620)
Net income (loss) .....................................      (145,882)         58,769         86,504         69,247         53,328
Earnings per share from continuing
  operations:
  Basic earnings per
     Common share .....................................   $      0.72     $      0.68    $      1.67    $      1.48    $      1.43
  Diluted earnings per
     Common share .....................................   $      0.70     $      0.67    $      1.67    $      1.48    $      1.43
Earnings (loss) per share from
  discontinued operations:
  Basic earnings (loss) per
     Common share .....................................   $     (3.87)    $      0.59    $      0.24    $      0.18    $     (0.02)
  Diluted earnings (loss) per
     Common share .....................................   $     (3.75)    $      0.59    $      0.24    $      0.18    $     (0.02)
Earnings (loss) per share
  Basic earnings (loss) per
     Common share .....................................   $     (3.15)    $      1.27    $      1.91    $      1.66    $      1.41
  Diluted earnings (loss) per
     Common share .....................................   $     (3.05)    $      1.26    $      1.91    $      1.66    $      1.41

OPERATING RATIOS:
  Health Ratios:
     Loss ratio(1) ....................................            68%             75%            63%            58%            58%
     Expense ratio(2) .................................            30%             30%            30%            33%            33%
                                                          -----------     -----------    -----------    -----------    -----------
     Combined health ratio ............................            98%            105%            93%            91%            91%
                                                          ===========     ===========    ===========    ===========    ===========
BALANCE SHEET DATA:
  Total investments and cash (3) ......................   $ 1,112,579     $ 1,148,074    $ 1,071,838    $ 1,055,587    $   895,369
  Total assets ........................................     3,539,344       2,349,634      1,552,478      1,316,494      1,091,360
  Total policy liabilities ............................       905,357         916,754        871,292        807,324        787,905
  Total debt ..........................................       120,637          50,328         50,270         30,943         50,381
  Student loan credit facility ........................     1,730,348         669,026           --             --             --
  Stockholders' equity ................................       407,434         594,791        536,290        432,918        248,819
  Stockholders' equity per share(4) ...................   $      9.44     $     12.52    $     11.29    $      9.55    $      6.33

---------

See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(1) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of health premiums.

(2) The health expense ratio represents underwriting, acquisition and insurance expenses related to health insurance policies stated as a percentage of health premiums. Expenses relating to providing administrative services are not included.

(3) Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(4) Excludes the unrealized gains (losses) on available for sale securities, which are reported in accumulated other comprehensive income as a separate component of stockholders' equity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform; the ability to predict and effectively manage claims related to health care costs; and reliance on key management and adequacy of claim liabilities. The Company's and its United CreditServ unit's future results also could be adversely affected by the inability to fully reserve for anticipated future credit card charge-offs and losses; the inability of the Company to generate cash from operations, from sales of assets and/or from the proceeds of debt and/or equity financings in an amount sufficient to fund in a timely manner future capital requirements at United Credit National Bank and operating losses at Specialized Card Services, Inc.; the inability of United Credit National Bank to issue certificates of deposit on a timely basis to refinance outstanding certificates of deposit as they mature; possible regulatory actions arising from the Consent Order issued by the OCC and other related activities; and the possibility of future economic downturns causing an increase in credit losses or changes in regulations for credit cards or credit card national banks. The Company's Educational Finance Group business could be adversely affected by changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division; the Student Insurance Division; the OKC Division; the Special Risk Division; and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc., the Company's investment in HealthAxis.com, Inc., and Other Business Units and (iii) Other Key Factors, which includes investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, goodwill amortization, realized gains or losses on sale of investments and the AMLI operations. Net investment income is allocated to the Insurance segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

         In light of UICI's continuing difficulties with its United CreditServ unit, on March 17, 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI has recorded in 1999 its current estimate of all additional loss that it believes it will incur as part of any sale of the United CreditServ unit. The Company currently estimates that such pre-tax loss will be $130.0 million. The estimate includes asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon disposal of the discontinued operation could differ materially from the current estimate.

         Previously released quarterly financial information has been restated to reflect (a) the classification of the United CreditServ credit card business as a discontinued operation in 1998 and 1999; (b) the retroactive application, beginning on January 1, 1999, of a revised methodology for determining credit card loan losses and carrying value of residual assets, (c) the write-off in the second quarter of 1999 of the $35.9 million purchase price of the UMMG minority interest acquired by United CreditServ in the second quarter of 1999; (d) a downward adjustment to Educational Finance Group's interest income in the amount of $5.5 million in the second quarter of 1999; and
(e) the recording of compensation expense in the amount of $5.3 million associated with stock option exercises in the third quarter of 1999. The application of the revised methodology for determining loan loss reserves and the carrying value of residual assets, the write-off of the UMMG minority interest purchase price, the adjustment to EFG's interest income and the recording of additional compensation expense reduced in the aggregate previously reported net income in the second and third quarters of 1999 by $51.7 million ($1.08 per share) and $38.3 million ($0.80 per share), respectively.

         In addition, 1999 results from continuing operations were impacted by several significant adjustments taken in the fourth quarter, including (a) a $5.0 million accrual for professional fees, (b) a write off of previously capitalized software and system development costs in the amount of $2.3 million at the Company's Student Insurance Division, (c) a strengthening of insurance reserves associated with the Company's Special Risk operations in the amount of $3.5 million, and (d) a write off in the amount of $9.0 million to adjust Educational Finance Group, Inc.'s student loan balance.

CONSOLIDATED RESULTS OF OPERATIONS

1999 Compared to 1998

         Continuing Operations

         Revenues. Revenues decreased to $1,013.2 million in 1999 from $1,056.8 million in 1998, a decrease of $43.6 million, or 4%, primarily as a result of decreases in health premiums.

         Health premiums. Health premiums decreased to $690.2 million in 1999 from $747.3 million in 1998, a decrease of $57.1 million, or 8%. The decrease in health premiums for the year resulted primarily from decreased premiums in the self employed market, which was due to the negative impact on new sales and recruiting efforts of rate increases implemented starting in 1998.

         Life premiums and other considerations. Life premiums and other considerations decreased to $46.4 million in 1999 from $49.3 million in 1998, a decrease of $2.9 million, or 6%. This decrease resulted from reduced premiums and other considerations from closed blocks of life and annuity business.

         Investment income. Investment income increased to $85.5 million in 1999 from $74.9 million in 1998, an increase of $10.6 million, or 14%. The increase was due to increased earnings from the Company's investment in AMLI Realty Co., along with an increase in investment yield.

         Other interest income. Other interest income increased to $65.1 million in 1999 from $31.6 million in 1998, an increase of $33.5 million. The increase was due to the additional interest income earned on student loans in 1999.

         Other fee income. Other fee income increased to $122.9 million in 1999 from $111.1 million in 1998, an increase of $11.8 million. The increase was due to the increase in revenue from Educational Finance Group as a result of increased originations from higher student loan volume.

         Other income. Other income decreased to $3.5 million in 1999 from $37.5 million in 1998, a decrease of $34.0 million. The decrease was primarily attributable to the disposition of the IPN, LLC and HealthCare Automation business units that were sold to a related party in July 1998, which units generated an aggregate of $20.4 million in revenues during 1998. In 1998 the Company also recognized a $9.7 million gain on sale of the ATM transaction processing assets of SunTech Processing Systems, LLC (an 80%- owned subsidiary of the Company).

         Loss on sale of investments. The Company recognized losses on sale of investments of $367,000 in 1999 compared to a gain from sale of investments of $4.9 million in 1998. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates, as occurred in 1999. In addition, due to increasing long-term interest rates in 1999, the net unrealized investment loss on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, was $30.4 million at December 31, 1999, compared to an unrealized gain of $13.4 million at December 31, 1998.

         Benefits, claims, and settlement expenses. Benefits, claims, and settlement expenses decreased to $514.6 million in 1999 from $586.0 million in 1998, a decrease of $71.4 million, or 12%. The decrease was primarily due to the decline in premium sales and a decrease in loss ratio in the SEA Division.

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses decreased to $243.4 million in 1999 from $270.9 million in 1998, a decrease of $27.5 million or 10%. The decrease was primarily due to the decline in new policy sales.

         Other expenses. Other expenses increased to $119.3 million in 1999 from $114.4 million in 1998, an increase of $4.9 million. The increase is primarily due to the increased costs of Educational Finance Group's student loan originations which were offset by the disposition of IPN, LLC and HealthCare Automation, Inc. units that were sold in July 1998. In 1998, the Company recognized aggregate operating losses from IPN, LLC and HealthCare Automation, Inc. in the amount of $10.5 million.

         Depreciation and amortization. Depreciation and amortization increased to $20.1 million in 1999 from $15.9 million in 1998, an increase of $4.2 million. The increase is primarily due to increased goodwill amortization as a result of the AMS Investment Group, Inc. acquisition by Educational Finance Group.

         Interest expense. Interest expense on corporate borrowings increased to $7.4 million in 1999 from $3.1 million in 1998, an increase of $4.3 million. The increase was due primarily to the increased level of borrowings outstanding during 1999. Interest expense on student loan obligations increased to $57.5 million in 1999 from $19.2 million in 1998, an increase of $38.3 million. The increase was due primarily to EFG's increased student loan origination volume.

         Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $50.9 million in 1999 from $47.3 million in 1998. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                        1999         1998
                                                                                     ---------     ---------
                                                                                         (IN THOUSANDS)
    Insurance:
      Self Employed Agency.....................................................      $  50,415     $  (4,765)
      Student Insurance........................................................             49         6,089
      OKC......................................................................         17,405        20,436
      Special Risk.............................................................         (4,079)        5,805
      National Motor Club......................................................          3,200         5,099
                                                                                     ---------     ---------
                                                                                        66,990        32,664
    Financial Services:
      Educational Finance Group................................................        (19,938)       (1,339)
      Insurdata (HealthAxis.com, Inc.).........................................          2,322         3,277
      Other Business Units.....................................................             --           441
                                                                                     ---------     ---------
                                                                                       (17,616)        2,379
    Other Key Factors..........................................................          1,478        12,219
                                                                                     ---------     ---------
                                                                                     $  50,852     $  47,262
                                                                                     =========     =========

Self Employed Agency Division ("SEA"). The SEA Division reported operating income of $50.4 million in 1999 compared to a loss of $4.8 million in 1998. Revenue for the SEA Division decreased to $566.8 million for the year ended in 1999 from $610.1 million in 1998, an decrease of 7%. The increase in operating income was the result of continued success on directing a larger portion of new sales to traditional indemnity products and the improved loss ratio on the PPO products. The decrease in revenues was attributable to the negative impact of rate increases, imposed beginning in 1998, on new sales and recruiting efforts.

         Student Insurance Division. The Student Insurance Division generated near breakeven operating income in 1999 compared to operating income of $6.1 million in 1998. The reduced earnings reflect lower margins resulting from increased loss ratios on the 1998-1999 policy year and a write off of previously capitalized software and system development costs in the amount of $2.3 million. Revenue for the Student Insurance Division decreased to $108.0 million in 1999 from $111.0 million in 1998, a decrease of 3%.

         OKC Division. Operating income for the OKC Division decreased to $17.4 million in 1999 from $20.4 million in 1998, a decrease of 15%. The decrease in operating income was due to lower profit margins in the workers compensation business and the write off of additional deferred acquisition costs due to lower persistency in the College Fund Life Division. Revenue for the OKC Division decreased to $94.1 million in 1999 from $98.8 million in 1998, a decrease of 5%. The decrease in revenue was the result of lower revenues on the closed blocks of life policies and decreased premium in the workers compensation business.

         Special Risk Division. Operating income for the Special Risk Division decreased to a loss of $4.1 million in 1999 from a gain of $5.8 million in 1998. The decrease in operating income was due to higher loss ratios on closed blocks of business and a significant strengthening of reserves in the Division's marine medical business. Revenue for the Special Risk Division was $59.0 million in 1999 compared to $66.8 million in 1998, a decrease of 12%. The decrease in revenue was primarily due to elimination of unprofitable blocks of business and implementation of rate increases on stop-loss accounts causing customers to terminate their policies.

         National Motor Club. Operating income for the National Motor Club was $3.2 million in 1999 compared to $5.1 million in 1998. The decrease in operating income was primarily attributable to the write off in 1999 of additional deferred acquisition costs. Revenue for the twelve months ended December 31, 1999 was $27.8 million compared to $27.3 million for the twelve months ended December 31, 1998.

         Educational Finance Group ("EFG"). EFG incurred an operating loss of $19.9 million in 1999 compared to an operating loss of $1.3 million in 1998. Revenue for EFG increased to $104.6 million in 1999 from $57.2 million in 1998. The increase in revenue in 1999 was attributable to the increased origination and interest income derived from EFG's higher student loan volume. The increased loss was attributable primarily to increases in interest expense from higher borrowings and interest rates and sustained operating losses at EFG Technologies Inc. and Education Loan Administrators Group. EFG's AMS unit also incurred an operating loss in 1999, due to the timing of the acquisition and the recording of revenues in the tuition installment plan business of AMS, which revenues are recorded primarily in May through August. The AMS acquisition was completed on July 26, 1999.

         Insurdata. Insurdata reported operating income of $2.3 million in 1999 compared to $3.3 million in 1998. Revenue for Insurdata increased to $46.2 million in 1999 from $41.2 million in 1998, an increase of 12%. Insurdata revenue derived from other divisions and operating units of the Company were $24.4 million and $21.1 million in 1999 and 1998, respectively. These revenues and costs are eliminated in consolidating the Company's operations.

         Other Business Units. During 1998, this category ceased to exist, with the Other Business Units sold, closed or reclassified.

         Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense from corporate borrowings, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for other key factors decreased to $1.5 million from $12.2 million in 1998. The decrease is primarily due to an increase in amortization of goodwill (recorded in connection with Educational Finance Group, Inc.'s acquisition of AMS in July 1999), additional interest expense associated with a higher level of corporate borrowings outstanding during 1999, general corporate operations and a decrease in realized gains, which was partially offset by an increase in investment income on equity not allocated to the other segments. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates.

         Discontinued Operations - - United CreditServ

         United CreditServ generated revenues from interest income, credit card fees and other fee income in the amount of $227.4 million and $123.2 million in 1999 and 1998, respectively. United CreditServ incurred an operating loss of $145.3 million in 1999 compared to an operating profit of $43.5 million in 1998. The significant operating loss in 1999 was due primarily to increases in the reserves for credit card loan losses and the write off of the $35.9 million purchase price of the UMMG minority interest, both of which were attributable to the unprofitable performance of its ACE credit card product. The Company believes that such operating losses were due primarily to inadequate attention to ACE collections during much of 1999, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio. The Company has also recorded a pre-tax estimated loss on disposal of United CreditServ in the amount of $130.0 million. See "Liquidity and Capital Resources".

         Year 2000 Costs

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $10.3 million cumulatively, and $4.3 million during 1999, in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

1998 Compared to 1997

         Continuing Operations

         Revenues. Revenues increased to $1,056.8 million in 1998 from $905.6 million in 1997, an increase of $151.2 million, or 17%. The increase resulted primarily from increases in health premiums in the self-employed market.

         Health premiums. Health premiums increased to $747.3 million in 1998 from $653.9 million in 1997, an increase of $93.4 million, or 14%. The increase in health premiums in 1998 resulted primarily from increased premiums in the self-employed market, which increase was due to increased sales of new health policies by the Company's independent agent force and due to discontinuing the coinsurance arrangement originally reached in 1996 for new business written by UGA.

         Life premiums and other considerations. Life premiums and other considerations were comparable in 1998 and 1997. Increases from the sale of new life policies were offset by the decrease in premiums and other considerations from closed blocks of life and annuity business.

         Investment income. Investment income decreased to $74.9 million in 1998 from $78 million in 1997, a decrease of $3.1 million, or 4%. The decrease was due to a decrease in investment yield.

         Other interest income. Other interest income increased to $31.6 million in 1998 from $4 million in 1997, an increase of $27.6 million. The increase was due to the investment income earned on student loans in 1998.

         Other fee income. Other fee income increased to $111.1 million in 1998 from $70.3 million in 1997, an increase of $40.8 million. The increase was due to the increase in revenue from Educational Finance Group and reporting a full year of operations of National Motor Club.

         Other income. Other income decreased to $37.5 million in 1998 from $45.9 million in 1997, a decrease of $8.4 million or 18%. The decrease was due primarily to the disposition of business units in 1998 that contributed approximately $34.9 million of income in 1997. This decrease in other income was partially offset by the $9.7 million gain recognized by the Company on the sale of the assets of SunTech Processing LLC.

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

         Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $270.9 million in 1998 from $249.8 million in 1997, an increase of $21.1 million, or 8%. The increase was primarily due to increased premium volume in 1998 compared to 1997.

         Other expenses. Other expenses increased to $114.4 million in 1998 from $81.4 million in 1997, an increase of $33 million, or 41%. The increase was primarily due to the increased costs associated with the operations of Educational Finance Group and reporting a full year of operations of National Motor Club.

         Depreciation and amortization. Depreciation and amortization increased to $15.9 million in 1998 from $10 million in 1997, an increase of $5.9 million. The increase is primarily due to increased amortization costs associated with goodwill recorded in connection with the acquisitions of Educational Finance Group and National Motor Club.

         Interest expense. Interest expense on corporate borrowings increased to $3.1 million in 1998 from $2.9 million in 1997, an increase of $200,000. Interest expense on student loan obligations was $19.2 million in 1998 and $-0-in 1997.

         Operating Income. Operating income decreased to $47.3 million in 1998 from $111.8 million in 1997, a decrease of $64.5 million, or 58%. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                        1998         1997
                                                                                     ---------    ----------
                                                                                         (IN THOUSANDS)
    Insurance:
      Self Employed Agency.....................................................      $  (4,765)   $   47,552
      Student Insurance........................................................          6,089        15,540
      OKC......................................................................         20,436        18,880
      Special Risk.............................................................          5,805         7,988
      National Motor Club......................................................          5,099         2,024
                                                                                     ---------    ----------
                                                                                        32,664        91,984
    Financial Services:
      Educational Finance Group................................................         (1,339)        2,020
      Insurdata ...............................................................          3,277         2,637
      Other Business Units.....................................................            441        (5,844)
                                                                                     ---------    ----------
                                                                                         2,379        (1,187)
    Other Key Factors..........................................................         12,219        21,017
                                                                                     ---------    ----------
                                                                                     $  47,262    $  111,814
                                                                                     =========    ==========

         Self Employed Agency Division ("SEA"). The SEA Division generated a loss of $4.8 million in 1998 compared to income of $47.6 million in 1997. The lower earnings of SEA were the result of the losses on certain managed care products and adjustments in the estimates of claim reserves based on an analysis completed in 1998.

         The losses on the managed care products resulted primarily from losses from a specific PPO insurance product. The Company discontinued the marketing of this PPO product in the first quarter of 1998. The losses on the managed care products were due to higher loss ratios and a slower than anticipated implementation of rate increases on the managed care products. The Company also encouraged current in-force policyholders to raise their deductibles and co-payment amounts.

         The Company implemented a substantial rate increase on its PPO policies beginning in April 1998 which was completed in October 1998. A new round of rate increases was also imposed in October 1998. The marketing organizations were successful in directing a larger portion of new sales to the Company's traditional indemnity products, with respect to which the Company did not experience similar pricing problems and higher claims volumes.

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

         Revenue for the SEA Division increased to $610.1 million for the year ended in 1998 from $538.3 million in 1997, an increase of 13%. The increase in revenues was the result of an increase in the proportion of direct business compared to coinsured business. New sales in 1998 were lower than 1997 as a result of fewer PPO products being sold.

         Student Insurance Division. The Student Insurance Division reported operating income of $6.1 million in 1998 compared to operating income of $15.6 million in 1997. The reduced earnings reflected lower margins resulting from aggressive pricing in response to increased price competition and the impact of regulatory and compliance issues, particularly in the university health insurance market. Revenue for the Student Insurance Division increased to $111.0 million in 1998 from $97.6 million in 1997, an increase of 14%.

         OKC Division. Operating income for the OKC Division increased to $20.4 million for the year ended in 1998 from operating income of $18.9 million in 1997, an increase of 8%. Operating income for this Division continued to increase while the capital invested in this Division decreased. The reduced capital is attributable to the fact that no major purchases of closed blocks of life insurance policies were made during 1998 or 1997. The increased earnings are the result of the development and marketing of new products and continuing efforts to realize more profits from the closed blocks of policies. Revenue for the OKC Division decreased to $98.8 million in 1998 from $100.5 million in 1997, a decrease of 2%. The decrease in revenue is the result of lower revenues on the closed blocks of life policies.

         Special Risk Division. Operating income for the Special Risk Division decreased to $5.8 million for the year in 1998 from operating income of $8.0 million in 1997. Included in operating income in 1997 is a gain of $2.7 million from the sale of a discontinued health care solutions company. Revenue for the Special Risk Division was $66.8 million in 1998 compared to $56.1 million in 1997, an increase of 19%. The major operations of this Division were acquired in the second and third quarter of 1997.

         National Motor Club. Operating income for the National Motor Club was $5.1 million in 1998 compared to operating income of $2.0 million in 1997. The Company acquired the National Motor Club in the third quarter of 1997. Revenue for the twelve months ended December 31, 1998 was $27.3 million compared to revenue of $10.3 million for the five months ended December 31, 1997.

         Educational Finance Group ("EFG"). EFG reported an operating loss of $1.3 million in 1998 compared to income of $2.0 million in 1997. Revenue for EFG increased to $57.2 million in 1998 from $8.0 million in 1997.

         In 1998, EFG significantly changed its business as it evolved from a marketing company to an originator, holder, and servicer of student loans. Student loans increased to $670.4 million at December 31, 1998 from $11.3 million at December 31, 1997. With this change, EFG also established funding sources for the student loans. The first funding facility was entered into in March 1998 and subsequently increased to $750 million.

         In December 1998, EFG completed a $550 million Variable Rate Note ("VRN") facility, which replaced $550 million of the $750 million repurchase facility. Approximately 97.0% of the notes issued under the VRN are rated AAA, with the remainder rated BBB, by both Standard and Poor's and Moody's. These high quality credit ratings greatly enhance the marketability of the notes. The balance of the $750 million repurchase facility, or $200 million remains in place. EFG continues to explore additional funding facilities that will provide the short term, intermediate, and long term funding for the student loans which will be originated.

         Insurdata. Insurdata generated operating income of $3.3 million in 1998 compared to operating income of $2.6 million in 1997. The operating income in 1998 was reduced by approximately $740,000 of expenses incurred in preparation for an initial public offering of equity securities, which offering was not consummated. Revenue generated by Insurdata increased to $41.2 million in 1998 from $25.1 million in 1997, an increase of 64%. Insurdata revenue from other divisions of the Company were $21.1 million and $10.4 million in 1998 and 1997, respectively.

         Other Business Units. In the past, Other Business Units have primarily been HealthCare Solutions companies. Over the past 18 months most companies in this category have been sold or closed down, with the exception of Insurdata. For 1998, the Company reported net income of $441,000, which included the sale of IPN, LLC and HealthCare Automation, Inc. (collectively, "IPN") business units (which were sold in July 1998) and the sale of the ATM transaction processing assets of SunTech Processing Systems, LLC. ("STP"). The STP sale resulted in a gain of $9.7 million from the sale of the assets of the business and IPN had a loss from operations of $10.5 million in 1998.

         Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for other key factors decreased to $12.2 million in 1998 from $21.0 million in 1997. The decrease in 1998 is mainly attributed to an increase in amortization of goodwill of $3.4 million and a decrease of $4.4 million in investment income on equity. The decrease in investment income on equity is attributed to a decrease in investment yield.

         Discontinued Operations - - United CreditServ

         Revenues generated by United CreditServ (consisting of interest, credit card and other fees) increased to $123.2 million in 1998 from $50.3 million in 1997, an increase of 145%. The increase was primarily due to growth in new sales from the ACE program started in 1997. Of the accounts added during 1998 under the new program, 67% were added during the last four months of the year. Operating income for United CreditServ increased to $43.5 million in 1998 from $18.1 million in 1997, primarily attributable to increased credit card volumes. United CreditServ's net managed credit card receivables increased to $233.4 million in 1998 from $95.5 million in 1997. A substantial portion of the increased receivables was financed through a securitization of $60 million of AFCA receivables in December 1998 and an increase in time deposits to $98.9 million at December 31, 1998 from $7.6 million at December 31, 1997.

RECENT DEVELOPMENTS

United CreditServ

         On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the U.S. Office of the Comptroller of the Currency (the "OCC"). Under the terms of the Consent Order, UCNB is prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At March
31, 2000, UCNB had $296.0 million of certificates of brokered deposits outstanding, the majority of which are scheduled to mature over the next six months. At March 31, 2000, UCNB had approximately $160.0 million in cash, cash equivalents and short term U.S. Treasury securities.

         The Consent Order requires UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (its only marketing organizations). The Consent Order further required UCNB, until further notice from the OCC, to cease all transactions with affiliated parties (including UICI but excluding Specialized Card Services, Inc., the servicer of UCNB's credit card accounts), and to conduct an immediate review of all agreements with all third parties to assess whether such agreements are on terms fair and reasonable to UCNB. UCNB has engaged PricewaterhouseCoopers LLP to independently review the terms of all agreements between UCNB and Specialized Card Services, Inc. (an indirect wholly owned subsidiary of UICI and the servicer of UCNB's credit card accounts). On March 27, 2000, UCNB submitted to the OCC its review of third party agreements and PricewaterhouseCoopers LLP's review of agreements between UCNB and Specialized Card Services, Inc.

         UCNB is further prohibited under the terms of the Consent Order from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems. Under the terms of the Consent Order, UCNB is generally prohibited from increasing its assets in the future unless the OCC has approved a capital plan submitted by UCNB and UCNB is in compliance with the capital plan.

         In accordance with the terms of the Consent Order, on March 29, 2000, UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. Under the Proposed Capital Plan, it is currently expected that UICI will be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"

         The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement could have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

         Transactions between an insured bank (including UCNB, the Company's indirect wholly owned subsidiary) and its affiliates are subject to, among other things, the quantitative and qualitative restrictions of Section 23A of the Federal Reserve Act, as well as safety and soundness considerations. The OCC has expressed criticism with respect to certain of the transactions that have taken place between UCNB and the Company and/or certain of its wholly owned subsidiaries. The Company disagrees, but it cannot predict at this time what action, if any, the OCC will ultimately take with respect to these transactions.

         UCNB's failure to comply with the terms of the Consent Order could also result in sanctions brought against UCNB, its officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

Educational Finance Group, Inc.

         While revenues at Educational Finance Group, Inc. increased from $57.2 million in 1998 to $104.6 million in 1999, during 1999 EFG incurred an operating loss in the amount of $19.9 million, compared to an operating loss of $1.3 million in 1998. The significant operating loss was attributable primarily to increases in interest expense from higher borrowings and interest rates and sustained operating losses at EFG Technologies Inc. and Education Loan Administrators Group. EFG's AMS unit also incurred an operating loss in 1999, due to the timing of the acquisition and the recording of revenues in the tuition installment plan business of AMS, which revenues are recorded primarily in May through August. The AMS acquisition was completed on July 26, 1999.

         The Company believes it has taken steps to restore EFG to profitability. In January 2000, UICI named William A. Hastings (formerly President and Chief Executive Officer of AMS) to serve as President and Chief Executive Officer of EFG, and Mr. Hastings and his management team have been charged with assessing all aspects of EFG's operations and lines of business.

HealthAxis.com, Inc.

         During 1999 the Company held a 100% interest in Insurdata Incorporated ("Insurdata"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. On January 7, 2000, Insurdata merged with and into HealthAxis.com, Inc. ("HealthAxis.com"), a web-based retailer of health insurance products and related consumer services. Following the merger, the Company held approximately 44%, and HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock, and, giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

         On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger, pursuant to which HAI will acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI. Upon consummation of the reorganization transactions, HealthAxis.com shareholders (including the Company) will receive
1.127 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Under the terms of the transaction, HAI will issue new shares to acquire all of the outstanding HealthAxis.com shares that HAI does not already own. The consummation of the merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval. The closing of the merger is currently anticipated to occur during the second quarter of 2000. It is anticipated that, following the merger, the Company will hold approximately 20.1 million shares (representing 43.2%) of the issued and outstanding shares of HAI, of which 10.0 million shares (representing 21.6%) will be subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company will have the right to vote such shares.

Debt Restructuring

         In May 1999, the Company entered into a $100 million unsecured credit facility with a group of commercial banks. Amounts outstanding under the credit facility initially bore interest at an annual rate of LIBOR plus 75 basis points (0.75%). At December 31, 1999, the Company had fully drawn on the credit facility, of which $50 million was used to repay $50 million of debt outstanding under the Company's prior bank facility and $50 million was used to fund the UMMG and AMS acquisitions (completed in May 1999 and July 1999, respectively) and current operations. Effective December 31, 1999, the interest rate on amounts outstanding under the credit facility was increased to LIBOR plus 100 basis points (1.00%).

         On March 14, 2000, UICI reduced indebtedness outstanding under the credit facility from $100.0 million to $25.0 million, utilizing $5.0 million of cash on hand and the proceeds of a $70.0 million loan from a limited liability company controlled by the Company's Chairman ("Lender LLC"). As part of the paydown, the bank credit facility was amended to provide, among other things, that the $25.0 million balance outstanding will be due and payable on July 10, 2000, amounts outstanding under the facility are secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee, and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) will now be applicable solely to Mid-West. Amounts outstanding under the bank credit facility will continue to bear interest at LIBOR plus 100 basis points per annum.

         Lender LLC loaned $70.0 million to a newly-formed subsidiary of the Company. The loan bears interest at the prevailing prime rate, is guaranteed by UICI, is due and payable in July 2001 and is secured by a pledge of investment securities and shares of the Company's National Motor Club unit. No principal outstanding under the loan from Lender LLC can be paid unless all amounts outstanding under the bank credit facility are paid in full.

         Giving effect to the restructuring, at March 13, 2000, UICI and its consolidated subsidiaries had approximately $159.5 million of long and short term indebtedness outstanding (other than indebtedness under student loan funding facilities), bearing interest at a weighted average annual rate of 8.18%.

QUARTERLY RESULTS

         On March 17, 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI has recorded in the fourth quarter of 1999 its current estimate of loss that it believes it will incur on disposal of the United CreditServ unit. The Company currently estimates that such pre-tax loss will be $130 million. The estimate includes asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon disposal of the discontinued operation could differ materially from the current estimate.

         Previously released quarterly financial information has been restated to reflect (a) the classification of the United CreditServ credit card business as a discontinued operation in 1998 and 1999; (b) the retroactive application, beginning on January 1, 1999, of a revised methodology for determining credit card loan losses and carrying value of residual assets, (c) the write-off in the second quarter of 1999 of the $35.9 million purchase price of the UMMG minority interest acquired in the second quarter of 1999; (d) a downward adjustment to Educational Finance Group's interest income in the amount of $5.5 million in the second quarter of 1999; and
(e) the recording of compensation expense in the amount of $5.3 million associated with stock option exercises in the third quarter of 1999. The application of the revised methodology for determining loan loss reserves and the carrying value of a residual interest in securitized assets, the write-off of the UMMG minority interest purchase price, the adjustment to EFG's interest income and the recording of additional compensation expense reduced in the aggregate previously reported net income in the second and third quarters of 1999 by $51.7 million ($1.08 per share) and $38.3 million ($0.80 per share), respectively.

         In addition, the fourth quarter 1999 results from continuing operations were impacted by several significant adjustments, including (a) a $5.0 million accrual for professional fees, (b) a write off of previously capitalized software and system development costs in the amount of $2.3 million at the Company's Student Insurance Division, (c) a strengthening of insurance reserves associated with the Company's Special Risk operations in the amount of $3.5 million, and (d) a write off in the amount of $9.0 million to adjust Educational Finance Group, Inc.'s student loan balance.

         The following table presents the information for each of the Company's fiscal quarters in 1999 and 1998 as originally reported and as restated to reflect adjustments described above. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                  QUARTER ENDED
                                            ----------------------------------------------------------------------------------------
                                             DEC. 31,   SEPT. 30,  JUNE 30,   MARCH 31,    DEC. 31,  SEPT. 30,   JUNE 30,  MARCH 31,
                                              1999        1999       1999       1999         1998       1998       1998       1998
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations:
     As restated .............              $256,129    $251,393    $251,389    $254,272   $261,461   $258,083   $277,295   $259,912
     As included in amounts
        previously reported ..                  --       251,393     256,936     254,272    261,461    258,083    277,295    259,912

Income (loss) from
  continuing operations
  before federal
  income taxes:
  As restated ................                (6,017)     21,893      18,554      16,422     14,735     10,072     14,152      8,303
  As previously reported .....                  --        26,893      24,101      16,422     14,735     10,072     14,152      8,303

Income (loss) from
continuing
  operations:
   As restated ...............                (4,186)     15,254      10,868      11,314     10,389      6,394      9,672      5,068
   As previously reported ....                  --        18,344      16,415      11,314     10,389      6,394      9,672      5,068

Income (loss) from
  discontinued operations:
   As restated ...............              (120,904)    (29,081)    (38,713)      9,566     12,234      7,137      4,786      3,089
   As previously reported ....                  --         6,112       7,433       9,566     12,234      7,137      4,786      3,089

Net income (loss):
   As restated ...............              (125,090)    (13,827)    (27,845)     20,880     22,623     13,531     14,458      8,157
   As previously reported ....                  --        24,456      23,848      20,880     22,623     13,531     14,458      8,157

Basic earnings (loss) for
   common stockholders per
   common share:

Income from continuing
  operations:
   As restated ...............                 (0.09)       0.33        0.24        0.24       0.23       0.14       0.20       0.11
   As previously reported ....                  --          0.40        0.36        0.24       0.23       0.14       0.20       0.11

Income (loss) from
  discontinued operations:
   As restated ...............                 (2.61)      (0.63)      (0.84)       0.21       0.26       0.15       0.11       0.07
   As previously reported ....                  --          0.12        0.16        0.21       0.26       0.15       0.11       0.07

Net income(loss):
   As restated ...............                 (2.70)      (0.30)      (0.60)       0.45       0.49       0.29       0.31       0.18
   As previously reported ....                  --          0.52        0.52        0.45       0.49       0.29       0.31       0.18

Diluted earnings (loss)
  for common stockholders
  per common share:

Income from continuing
  operations:
   As restated ...............                 (0.09)       0.32        0.23        0.24       0.22       0.14       0.20       0.11
   As previously reported ....                  --          0.38        0.34        0.24       0.22       0.14       0.20       0.11

Income (loss) from
  discontinued operations:
   As restated ...............                 (2.53)      (0.61)      (0.81)       0.20       0.26       0.15       0.11       0.07
   As previously reported ....                  --          0.13        0.16        0.20       0.26       0.15       0.11       0.07

Net income (loss):
   As restated ...............                 (2.62)      (0.29)      (0.58)       0.44       0.48       0.29       0.31       0.18
   As previously reported ....              $   --      $   0.51    $   0.50    $   0.44   $   0.48   $   0.29   $   0.31   $   0.18

         Computation of earnings per share for each quarter is made independently of earnings per share for the year.

HEALTH CARE REFORM

         Many proposals have been introduced in Congress and various state legislatures to further reform the present health care system. Current initiatives are specifically directed toward protecting patient's rights and confidentiality. These initiatives are expected to affect the Company's business processes and procedures. At the federal level, new laws and regulations directed toward patient's rights and privacy have been introduced, passed, and/or adopted. At the state level, a number of states have followed Congress's lead and have passed or are considering legislation that would provide further patient protection and confidentiality requirements. In some cases, the states are mandated by federal law to functionally regulate insurance entities in these areas.

         The Company is unable to predict when or whether any additional federal or state proposals, or some combination thereof, will be enacted or, if enacted, the likely impact on the Company. It is possible, however, that the enactment of such additional health care reform legislation could adversely affect the Company's results of operations. The Company has been proactively involved in an advocacy role concerning such regulatory initiatives and is in a position to evaluate and recommend the Company's position with respect to such initiatives.

INCOME TAXES

         The Company's effective tax rate was 34.3% for 1999 compared to 31.0% for 1998 and 31.9% for 1997. The 1999, 1998, and 1997 effective rate varied from the federal tax rate of 35% primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company along with certain tax credits and the change in the valuation allowance related to deferred tax assets. In 1999, no tax benefit was recognized for certain operating loss carryforwards. As of December 31, 1999, the Company has recognized a net deferred tax asset of $84.2 million. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

General

         Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. Net cash used in operations totaled approximately $58.3 million in 1999. Net cash provided from operations totaled $140.5 million and $145.6 in 1998 and 1997, respectively. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of the subsidiaries' pro rata share of future benefits and claims.

         The 1999 operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since December 30, 1999, UICI through United CreditServ has contributed to UCNB as capital an aggregate of $105.1 million in cash, including additional cash in the amount of $17.0 million contributed on March 27, 2000. UICI has funded these cash contributions with the proceeds of sale of investment securities, regular cash dividends from its insurance company subsidiaries and cash on hand.

         UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. Dividends paid by the Company's domestic insurance subsidiaries in any year are restricted by the laws of the state of such subsidiaries' domicile. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company's liquidity and capital resources.

         In connection with the Company's designation of United CreditServ as a discontinued operation, the Company has recorded in 1999 a loss in the amount of $130.0 million, which represents its current estimate of ultimate loss upon disposal for financial reporting purposes. As part of its plan to exit from the credit card business on or before December 31, 2000 and in accordance with the terms of the Consent Order issued by the OCC, the Company also expects that UCNB will enter into a capital plan designed to meet Federal bank regulatory requirements. Based on current projections, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $92.0 million to fund future operating losses of the credit card business, including approximately $25.0 million which will be required to be contributed as additional capital to UCNB pursuant to the capital plan. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $32.0 million, of which $25.0 million represents a mandatory principal payment owing on its bank credit facility in July 2000.

         The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($40.0 million at April 4, 2000), possible sales of certain of its operating subsidiaries, sales of investment securities, proceeds from refinancing of indebtedness, proceeds from the issuance by the holding company of debt and/or equity securities, or regular dividends from its regulated insurance subsidiaries, if required. It is likely that the payment of dividends from its regulated insurance subsidiaries will adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $19.8 million after December 22, 2000.

         There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

United CreditServ

         UCNB's unsecuritized net credit card receivables increased from $136.3 million at December 31, 1998 to $190.7 million at December 31, 1999, which growth was funded with the proceeds of deposits at UCNB. Time deposits at UCNB increased from $99 million at December 31, 1998 to $290 million at December 31, 1999. In accordance with the terms of a Consent Order issued by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At March 31, 2000, UCNB had $296.0 million of certificates of deposits outstanding, the majority of which are scheduled to mature over the next six months. At March 31, 2000, UCNB had approximately $160.0 million in cash, cash equivalents and short term U.S. Treasury securities.

         The Company securitized $60.0 million, $30.0 million and $29.0 million of credit card receivables in 1998, 1997 and 1996, respectively. The Company did not securitize any credit card receivables in 1999. The Company purchased participating interests in such securitizations in the aggregate principal amount of $6.0 million, $3.0 million and $2.9 million in 1998, 1997 and 1996, respectively. On December 30, 1999, the Company sold for cash at par $10.0 million principal amount of such participating interests to Ronald L. Jensen (the Company's Chairman). See Note L of Notes to Consolidated Financial Statements.

         UCNB is subject to risk-based capital guidelines adopted by the OCC. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to several weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under current guidelines, in order to be considered "adequately capitalized," institutions are required to maintain a minimum total risk-based capital ratio (total Tier 1 and Tier 2 capital to risk-weighted assets) of 8%, and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%. The OCC has also established guidelines prescribing a minimum "leverage ratio" (Tier 1 capital to adjusted total assets as specified in the guidelines) of 3% for institutions that meet certain criteria, including the requirement that they have the highest regulatory rating, and a minimum of 4% for institutions that do not meet the criteria. The OCC may, however, set higher capital requirements when an institution's particular circumstances warrant.

         As of December 31, 1999 (giving effect to all capital contributions made subsequent to December 31, 1999), UCNB had a total risk-based capital ratio of 13.10%, a Tier 1 risk-based capital ratio of 11.40% and a leverage ratio of 6.79%. The Board of Directors of UCNB has established a policy of maintaining a Tier I leverage ratio of 8%, a Tier I risk-based capital ratio of 10% and a total risk-based capital ratio of not less than 12%.

         The Federal Deposit Insurance Corporation Improvement Act of 1991("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the OCC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. An "adequately capitalized" institution is permitted to accept brokered deposits only if it receives a waiver from the FDIC and pays interest on deposits at a rate that is not more than 75 basis points higher than the prevailing rate in its market. Undercapitalized institutions cannot accept brokered deposits, are subject to growth limitations and must submit a capital restoration plan. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         A liquidity and capital assurances agreement, dated May 15, 1998, between UICI and UCNB provides that, upon demand by UCNB, UICI will purchase certificates of deposit issued by UCNB to assure sufficient liquidity to meet UCNB's funding demands and will contribute capital to UCNB sufficient for UCNB to comply with its stated policy of maintaining a total (Tier I and Tier II) risk-based capital ratio of at least 12%.

         In accordance with the terms of the Consent Order, on March 29, 2000, UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. Under the Proposed Capital

Plan, it is currently expected that UICI will be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period.

         The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement would have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

         In addition, in the event that the OCC determines that the Proposed Capital Plan does not comply with the terms of the Consent Order, the OCC may take a number of actions, including directing that a new capital plan be submitted, seeking an order from a Federal District Court directing compliance with the Consent Order, or seeking the assessment of civil money penalties.

         UCNB has commitments to fund the unused credit limits on issued credit card accounts. At December 31, 1999 and 1998, the outstanding commitment was $33.8 million and $31.0 million, respectively.

Educational Finance Group, Inc.

         EFG's student loan portfolio increased from $670 million at December 31, 1998 to $1.326 billion at December 31, 1999. This growth was funded utilizing the proceeds from EFG's student loan credit facility (which had a balance outstanding of $398 million at December 31, 1999) and the issuance of long term notes.

         In March 1998, Educational Finance Group, Inc. entered into a master repurchase agreement and credit facility with a financial institution that is partially guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to EFG on the last day of each month. EFG, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $318.8 million and $318.9 million at December 31, 1999 and 1998, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points (7.23% at December 31, 1999). The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program ("FFELP"), which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require EFG to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

         On June 11, 1999, a special purpose financing subsidiary of EFG sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The interest rate on the notes is reset monthly through an auction process. The notes were sold in two equal tranches and mature in November 2022. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services.

         Effective August 6, 1999, EFG completed a $650 million single seller asset-backed commercial paper conduit through its special purpose entity, EFG Funding, LLC. Approximately $515 million of commercial paper was issued under the facility in a private placement transaction. The commercial paper bears annual interest at rates ranging from 5.05% to 5.69%. Commercial paper is issued under the conduit from time to time with maturities from one to 270 days. Liquidity support is provided by a separate banking facility. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

         On October 7, 1999 EFG completed a $344 million financing of three classes of notes. The $229 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate to be reset quarterly. The Class A-1 notes have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate (6.38% at December 31, 1999) on these notes is reset quarterly pursuant to auctions conducted by Lehman Brothers and BancAmerica Securities. Legal final maturity of the A-2 and A-3 notes is July 2000. Lehman Brothers and Banc of America Securities were the initial purchasers of all three classes of notes. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA respectively.

         In connection with its AMS business, at December 31, 1999, the Company had $113 million of restricted cash representing amounts collected under the tuition plan program and a corresponding liability due to the various educational institutions.

Other Matters

         In 1998, the Company borrowed $12.0 million on a revolving credit note extended by AEGON USA. The funds were used to fund the student loan credit facility. The Company had no outstanding balance on its revolving credit note with AEGON USA at December 31, 1998. On May 17, 1999, the Company terminated this line of credit. The Company did not borrow on this revolving note during 1999.

         During 1997, the Company acquired four companies and certain assets for $88.3 million in cash. Total fair value of assets acquired were $112.1 million and total fair value of liabilities assumed were $23.8 million.

         Effective January 1, 1997, the Company acquired the agency force and certain assets of United Group Association, Inc., for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. The tangible assets acquired consist primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million, which approximates fair market value of the tangible assets.

         The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies' specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 1999, the risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

         Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters" and Note K to Notes to the Consolidated Financial Statements.

INVESTMENTS

         General. The Company has an Investment Committee that monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals.

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

         Shown below are the Company's investments by category:

                                                           DECEMBER 31, 1999             DECEMBER 31, 1998
                                                       -------------------------     --------------------------
                                                                      % OF TOTAL                    % OF TOTAL
                                                        CARRYING       CARRYING       CARRYING       CARRYING
                                                         AMOUNT          VALUE         AMOUNT          VALUE
                                                       ------------   ----------     ------------   ----------
                                                                            (IN THOUSANDS)
    Securities available for sale--
      Fixed maturities, at fair value
         (cost: 1999-- $904,662; 1998-- $865,589)      $    861,337       82.9%      $    886,406       78.4%
      Equity securities, at fair value
         (cost: 1999-- $25,951; 1998-- $18,077)              23,079        2.2             18,320        1.6
    Mortgage and collateral loans..............               6,324        0.6              8,266        0.7
    Policy loans...............................              20,444        2.0             21,332        1.9
    Investment in unconsolidated subsidiary....              47,696        4.6             45,843        4.0
    Short-term investments.....................              79,608        7.7            151,007       13.4
                                                       ------------      -----       ------------      -----
              Total investments................        $  1,038,488      100.0%      $  1,131,174      100.0%
                                                       ============      =====       ============      =====

         Investment accounting policies. The Company has classified its entire fixed maturity portfolio as "available for sale." This classification requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes, reported in accumulated other comprehensive income as a separate component of stockholders' equity. As a result, fluctuations in interest rates will result in increases or decreases to the Company's stockholders' equity.

         Fixed maturity securities. Fixed maturity securities accounted for 82.9% of the Company's total investments at December 31, 1999. Fixed maturity securities consisted of the following:

                                                                                            DECEMBER 31, 1999
                                                                                          ----------------------
                                                                                                      % OF TOTAL
                                                                                          CARRYING     CARRYING
                                                                                            VALUE        VALUE
                                                                                          ---------    ---------
                                                                                              (IN THOUSANDS)
   U.S. Treasury and U.S. Government agency obligations............................       $  61,471       7.2%
   Corporate bonds.................................................................         555,865      64.5
   Mortgage-backed securities issued by U.S. Government
     agencies and authorities......................................................          63,700       7.4
   Other mortgage and asset backed securities......................................         180,301      20.9
                                                                                          ---------     -----
                                                                                          $ 861,337     100.0%
                                                                                          =========     =====

         Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities which are rated investment grade by the public rating agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The Company's objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% invested in the more volatile tranches.

         As of December 31, 1999, $826.6 million or 96% of the fixed maturity securities portfolio was rated BBB or better (investment grade) and only $34.7 million or 4% of the fixed maturity securities portfolio was invested in below investment grade securities (less than BBB). A quality distribution for fixed maturity securities is as follows:

                                                                                             DECEMBER 31, 1999
                                                                                         ------------------------
                                                                                                       % OF TOTAL
                                                                                          CARRYING      CARRYING
                                                                                            VALUE         VALUE
                                                                                         ---------     ----------
                                                                                              (IN THOUSANDS)
    RATING
    U.S. Governments and AAA........................................................     $ 246,514         28.6%
    AA..............................................................................        81,645          9.5
    A...............................................................................       295,161         34.3
    BBB.............................................................................       203,287         23.6
    Less than BBB...................................................................        34,730          4.0
                                                                                         ---------       ------
                                                                                         $ 861,337        100.0%
                                                                                         =========        =====


INFLATION

         Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under major hospital insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under major hospital coverage. As a result, trends in health care costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice and subject to regulatory approval in most cases.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company adopted provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are accrued in the period in which they have been incurred. The effects of initially adopting SOP 97-3 were not material to the financial condition or results of operations of the Company.

         At December 31, 1999 and 1998, the Company had accrued $1.8 million and $1.9 million, respectively, for future assessments. The period over which the assessments are expected to be paid and the recorded premium tax offsets and/or policy surcharges are expected to be realized is up to 5 and 10 years, respectively. Expenses incurred for guaranty fund assessments were $587,000 and $331,000 in 1999 and 1998, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

         The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $40.1 million based on a 100 basis point increase in interest rates as of December 31, 1999. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the Company's Proxy Statement to be filed in connection with the 2000 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

         For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         See the Company's Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the Company's Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the Company's Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements

    The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                                                                   PAGE
                                                                                                   ----
Independent Auditors' Report on Financial Statements and Financial Statement Schedules........      F-2
Consolidated Balance Sheets-- December 31, 1999 and 1998......................................      F-3
Consolidated Statements of Operations-- Years ended December 31, 1999, 1998, and 1997.........      F-4
Consolidated Statements of Stockholders' Equity-- Years ended December 31, 1999, 1998,
  And 1997....................................................................................      F-5
Consolidated Statements of Cash Flows-- Years ended December 31, 1999, 1998, and 1997.........      F-6
Notes to Consolidated Financial Statements....................................................      F-7

Financial Statement Schedules


Schedule II -- Condensed Financial Information of Registrant December 31, 1999, 1998,
                 and 1997:
                 UICI (Parent Company)........................................................      F-51
Schedule III-- Supplementary Insurance Information............................................      F-54
Schedule IV-- Reinsurance.....................................................................      F-56
Schedule V-- Valuation and Qualifying Accounts................................................      F-57

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

    (a) 3. Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 41.

    (b) Reports on Form 8-K

          1. A current report on Form 8-K dated October 5, 1999 regarding the pending merger between UICI and HealthPlan Services.

          2. A current report on Form 8-K dated December 9, 1999 announcing that the Company anticipated recording a fourth quarter pre-tax operating loss at its United CreditServ subsidiary and agreement to merge the Company's wholly owned subsidiary, Insurdata Incorporated, and HealthAxis.com.

          3. A current report on Form 8-K dated December 20, 1999 announcing that the Company and certain officers had been named as defendants in a series of purported class action lawsuits alleging violations of federal securities laws arising in connection with recently-announced losses at its credit card unit.

          4. A current report on Form 8-K dated February 10, 2000 regarding delay of fourth quarter and full year operating results.

          5. A current report on Form 8-K dated February 18, 2000 regarding announcement of execution of amended and restated Agreement and Plan of Merger with HealthPlan Services Corporation.

          6. A current report on Form 8-K dated February 28, 2000 announcing that United Credit National Bank had agreed to the issuance by the Office of Comptroller of the Currency of a Consent Order.

          7. A current report on Form 8-K dated March 23, 2000 announcing additional fourth quarter pre-tax operating losses at United CreditServ.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UICI

                                       By             /s/ GREGORY T. MUTZ
                                          --------------------------------------
                                                     Gregory T. Mutz,
                                           President and Chief Executive Officer
Date  April 5, 2000

    Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                   DATE
                     ---------                                   ----
                    RONALD L. JENSEN*                        April 5, 2000
-------------------------------------------------------
                  Ronald L. Jensen,
         Chairman of the Board and Director

                 /s/ GREGORY T. MUTZ                         April 5, 2000
-------------------------------------------------------
                  Gregory T. Mutz,
    President, Chief Executive Officer, Principal
            Financial Officer and Director


                 /s/ CONNIE PALACIOS                         April 5, 2000
-------------------------------------------------------
                Maria Consuelo Palacios
                     Controller
              (Chief Accounting Officer)


                    STUART D. BILTON*                        April 5, 2000
-------------------------------------------------------
                  Stuart D. Bilton,
                      Director

                   GEORGE H. LANE, III*                      April 5, 2000
-------------------------------------------------------
                George H. Lane, III,
                      Director

                  PATRICK J. MCLAUGHLIN*                     April 5, 2000
-------------------------------------------------------
               Patrick J. McLaughlin,
                      Director

                   RICHARD T. MOCKLER*                       April 5, 2000
-------------------------------------------------------
                 Richard T. Mockler,
                     Director

*By:        /s/ GLENN W. REED                                April 5, 2000
   ----------------------------------------------------
                Glenn W. Reed
              (Attorney-in-fact)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------
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

 3.1(A)  -- Certificate of Incorporation of UICI, as amended, filed as
            Exhibit 4.1 (a) to Registration Statement on Form S-8, File No.
            333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.

 3.2(A)  -- Restated By-Laws, as amended, of the Company, filed as Exhibit
            4.1(b) to Registration Statement on Form S-8 File No. 333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.

 10.1(B) -- Reinsurance Agreement between AEGON USA Companies and UICI
            Companies Effective January 1, 1995, as amended through November 21,
            1995 and incorporated by reference herein.

 10.1(C) -- Amendment No. 3 to Reinsurance Agreement between AEGON USA
            Companies and UICI Companies effective April 1, 1996, and filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated April
            1, 1996 (File No. 0-14320), and incorporated by reference herein.
            The Amendment No. 3 amends the Reinsurance Agreement between AEGON
            USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File
            No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.

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

 10.5(C) -- Offer to Purchase, filed as Exhibit (a) (1) to Statement on
            Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the
            Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

 10.6    -- Agreement for acquisition of capital stock of Life Insurance
            Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and
            Exchange Commission on March 27, 1987 and incorporated by reference herein.

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------

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

   10.14 -- UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as exhibit 10.1 to Form 10-Q dated
            March 31, 1999, (File No. 0-14320, and incorporated by reference herein.

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

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------
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

   10.27 -- Asset Purchase Agreement between UICI Companies and PFL Life
            Insurance Company, Bankers United Life Assurance Company, Life
            Investors Insurance Company of America and Monumental Life Insurance
            Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company's Report on Form 8-K dated April 1,
            1996 (File No. 0-14320) and incorporated by reference herein.

   10.28 -- General Agent's Agreement between Mid-West National Life
            Insurance Company of Tennessee and United Group Association, Inc.
            effective April 1, 1996, and filed as Exhibit 10.3 to the Company's
            Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.

   10.29 -- General Agent's Agreement between The MEGA Life and Health
            Insurance Company and United Group Association, Inc. Effective April
            1, 1996, and filed as Exhibit 10.4 to the Company's Report on Form
            8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

   10.30 -- Agreement between United Group Association, Inc. and Cornerstone
            Marketing of America effective April 1, 1996, and filed as Exhibit
            10.5 to the Company's Current Report on Form 8-K dated April 1, 1996
            (File No. 0-14320) and incorporated by reference herein.

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------
   10.31 -- Stock exchange agreement dated October 1996 by and between Amli
            Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as Exhibit 10.31 to the Registration Statement on Form S-3 File No. 333-23899 filed with the Securities and Exchange Commission on April 25, 1997 and
            incorporated by reference herein.

   10.32 -- Agreement dated December 6, 1997 by and between UICI, UICI
            Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S. Katz, Ryan
            D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration
            Statement on Form S-3 File No. 333-42937 filed with the Securities and Exchange Commission on December 22, 1997 and incorporated by reference herein.

   10.33 -- Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational Finance Group,
            Inc. filed as exhibit 10.1 to Form 10-Q dated September 30, 1999,
            (File No. 0-14320), and incorporated by reference herein.

   10.34 -- Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent dated May 17, 1999 filed as exhibit 10.2 to Form 10-Q dated September 30, 1999, (File No.
            0-14320), and incorporated by reference herein.

   10.35 -- Indenture Agreement dated as of August 5, 1999 between EFG-III,
            LP, as Issuer and The First National Bank of Chicago, as Indenture
            Trustee and Eligible Lender Trustee filed as exhibit 10.3 to Form
            10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.

   10.36 -- Indenture Agreement dated as of June 14, 1999 between EFG-II, LP, as
            Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as exhibit 10.4 to Form 10-Q dated
            September 30, 1999, (File No. 0-14320), and incorporated by reference herein.

   10.37 -- Amended and Plan of Merger by and among UICI, UICI Acquisition
            Co., and HealthPlan Services Corporation dated as of October 5, 1999 filed as exhibit 2 to Form 8K dated October 5, 1999 and incorporated by reference herein.

   10.38 -- Voting agreements dated October 5, 1999 between UICI and
            Automatic Data Processing, Inc., James K. Murray, Jr., Shinnston
            Enterprises, Ltd., Elm Grove Associates, William Bennett, and Robert
            Parker filed as exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and
            99.7, respectively to Form 8K dated October 5, 1999 and incorporated herein.

   10.39 -- Amended and Restated Agreement and Plan of Merger, dated as of
            February 18, 2000, by and among UICI, UICI Acquisition Co., UICI
            Capital Trust I and HealthPlan Services Corporation filed as exhibit
            99.2 to Form 8K dated February 18, 2000 and incorporated by reference herein.

   10.40 -- Amended and Restated Loan Agreement, dated as of March 10, 2000, between UICI, the Banks named therein and Bank of America, NA, for itself and as agent, filed as exhibit 99.2 to Form 8K dated March
            22, 2000 and incorporated by reference herein

   10.41 -- Promissory Note, dated March 14, 2000, payable by UICI SUB I,
            Inc. to LM Financial, LLC, filed as exhibit 99.3 to Form 8K dated
            March 22, 2000 and incorporated by reference herein

   10.42 -- Guaranty, dated March 14, 2000, from UICI to LM Financial, LLC, filed as exhibit 99.4 to Form 8K dated March 22, 2000 and incorporated by reference herein

   21    -- Subsidiaries of UICI

   23    -- Consent of Independent Auditors

   24    -- Power of Attorney

   27    -- Financial Data Schedule

                          NOTE FOR READERS OF FORM 10-K

    This copy of the Annual Report on Form 10-K only includes a copy of Exhibit
21. UICI will provide a copy of any exhibit upon written request. All requests should be mailed to the address on Page 1 or to ir@uici.net

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)


                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999


                                      UICI

                                       AND

                                  SUBSIDIARIES

                                  DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

         We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG LLP

Dallas, Texas
April 4, 2000

                              UICI AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  ASSETS                                           DECEMBER 31,
                                                                                         ------------------------------
                                                                                              1999             1998
                                                                                         -------------    -------------
Investments
  Securities available for sale--
    Fixed maturities, at fair value (cost: 1999 -- $904,662; 1998-- $865,589)....        $     861,337    $     886,406
    Equity securities, at fair value (cost: 1999-- $25,951; 1998-- $18,077)......               23,079           18,320
  Mortgage and collateral loans..................................................                6,324            8,266
  Policy loans...................................................................               20,444           21,332
  Investment in equity investees.................................................               47,696           45,843
  Short-term investments.........................................................               79,608          151,007
                                                                                         -------------    -------------
         Total Investments.......................................................            1,038,488        1,131,174
Cash.............................................................................               74,091           16,900
Student loans....................................................................            1,326,050          670,429
Restricted cash..................................................................              489,720           34,569
Reinsurance receivables..........................................................              104,946           89,566
Receivables from related parties.................................................                   --           14,069
Due premiums and other receivables and assets....................................               58,800           38,473
Investment income due and accrued................................................               51,751           40,018
Refundable income taxes..........................................................               21,415               --
Deferred acquisition costs.......................................................               80,188           93,008
Goodwill.........................................................................              152,668          102,586
Deferred income tax..............................................................               84,249               --
Property and equipment, net......................................................               56,978           45,361
Net assets of discontinued operations............................................                   --           73,481
                                                                                         -------------    -------------
                                                                                         $   3,539,344    $   2,349,634
                                                                                         =============    =============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy and contract benefits............................................        $     452,776    $     468,297
  Claims.........................................................................              335,943          317,298
  Unearned premiums..............................................................               97,548          110,569
  Other policy liabilities.......................................................               19,090           20,590
Accrued income taxes.............................................................                   --           36,111
Other liabilities................................................................              112,631           82,624
Collections payable..............................................................              113,057               --
Debt.............................................................................              120,637           50,328
Student loan credit facilities...................................................            1,730,348          669,026
Net liabilities of discontinued operations (includes reserve for losses
  on disposal for 1999)..........................................................              149,880               --
                                                                                         -------------    -------------
                                                                                             3,131,910        1,754,843
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share-- authorized 10,000,000 shares, no
     shares issued and outstanding in 1999 and 1998..............................                   --               --
  Common Stock, par value $0.01 per share-- authorized 100,000,000 shares and 50,000,000 shares in 1999 and 1998; issued 46,616,121 shares and outstanding 46,406,418 shares in 1999 and 46,428,941
    shares issued and outstanding in 1998........................................                  466              464
  Additional paid-in capital.....................................................              173,585          166,489
  Accumulated other comprehensive income (loss)..................................              (30,432)          13,412
  Retained earnings..............................................................              268,544          414,426
  Treasury stock, at cost (209,703 shares).......................................               (4,729)              --
                                                                                         -------------    -------------
                                                                                               407,434          594,791
                                                                                         -------------    -------------
                                                                                         $   3,539,344    $   2,349,634
                                                                                         =============    =============

                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------------------
                                                                                        1999            1998           1997
                                                                                    -----------     -----------    -----------
REVENUE
  Premiums:
     Health ....................................................................    $   690,171     $   747,275    $   653,906
     Life premiums and other considerations ....................................         46,416          49,347         49,434
                                                                                    -----------     -----------    -----------
                                                                                        736,587         796,622        703,340
  Investment income ............................................................         85,497          74,892         77,971
  Other interest income ........................................................         65,055          31,642          4,006
  Other fee income .............................................................        122,930         111,138         70,295
  Other income .................................................................          3,481          37,545         45,936
  Gains (losses) on sale of investments ........................................           (367)          4,912          4,014
                                                                                    -----------     -----------    -----------
                                                                                      1,013,183       1,056,751        905,562
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ....................................        514,574         586,035        449,657
  Underwriting, acquisition, and insurance expenses ............................        243,435         270,870        249,842
  Other expenses ...............................................................        119,264         114,438         81,371
  Depreciation and amortization ................................................         20,163          15,863         10,021
  Interest expense .............................................................          7,433           3,059          2,857
  Interest expense-- student loan credit facility ..............................         57,462          19,224             --
                                                                                    -----------     -----------    -----------
                                                                                        962,331       1,009,489        793,748
                                                                                    -----------     -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..........................         50,852          47,262        111,814

Federal income taxes ...........................................................         17,602          15,739         36,206
                                                                                    -----------     -----------    -----------

INCOME FROM CONTINUING OPERATIONS ..............................................         33,250          31,523         75,608

DISCONTINUED OPERATION:
Income (loss) from operations, (net of income tax (expense) benefit $50,673,
  ($16,238) and ($7,190) in 1999, 1998, and 1997, respectively .................        (94,632)         27,246         10,896
Estimated loss on disposal (net of income tax benefit of $45,500) ..............        (84,500)             --             --
                                                                                    -----------     -----------    -----------
                                                                                       (179,132)         27,246         10,896
                                                                                    -----------     -----------    -----------

NET INCOME (LOSS) ..............................................................    $  (145,882)    $    58,769    $    86,504
                                                                                    ===========     ===========    ===========

Earnings (loss)per share:
Basic earnings (loss)
       Income from continuing operations .......................................    $      0.72     $      0.68    $      1.67
       Income (loss) from discontinued operations ..............................          (3.87)           0.59           0.24
                                                                                    -----------     -----------    -----------
       Net income (loss) .......................................................    $     (3.15)    $      1.27    $      1.91
                                                                                    ===========     ===========    ===========

Diluted earnings (loss)
       Income from continuing operations .......................................    $       .70     $      0.67    $      1.67
       Income (loss) from discontinued operations ..............................          (3.75)           0.59           0.24
                                                                                    -----------     -----------    -----------
       Net income (loss) .......................................................    $     (3.05)    $      1.26    $      1.91
                                                                                    ===========     ===========    ===========

                 See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                       COMMON       PAID-IN    COMPREHENSIVE    RETAINED    TREASURY
                                                       STOCK        CAPITAL        INCOME       EARNINGS      STOCK        TOTAL
                                                     ---------     ---------   -------------   ---------    ---------    ---------
Balance at January 1, 1997 .......................   $     451     $ 165,668     $   2,153     $ 264,646    $      --    $ 432,918
Comprehensive income
  Net income .....................................                                                86,504                    86,504
                                                                                                                         ---------
  Other comprehensive income, net of tax
     Change in unrealized gains on securities ....                                  18,645                                  18,645
     Deferred income taxes .......................                                  (6,010)                                 (6,010)
     Other .......................................                                    (508)                                   (508)
                                                                                                                         ---------
       Other comprehensive income ................                                                                          12,127
                                                                                                                         ---------
Comprehensive income .............................                                                                          98,631
                                                                                                                         ---------
Exercise of stock options and warrants ...........           1           417                                                   418
Adjustment for business combinations .............          10                                     4,507                     4,517
Purchase and retirement of treasury stock ........                      (194)                                                 (194)
                                                     ---------     ---------     ---------     ---------    ---------    ---------
Balance at December 31, 1997 .....................         462       165,891        14,280       355,657           --      536,290
Comprehensive income
  Net income .....................................                                                58,769                    58,769
                                                                                                                         ---------
  Other comprehensive income, net of tax
     Change in unrealized gains on securities ....                                  (1,328)                                 (1,328)
     Deferred income tax benefit .................                                      47                                      47
     Other .......................................                                     413                                     413
                                                                                                                         ---------
       Other comprehensive loss ..................                                                                            (868)
                                                                                                                         ---------
Comprehensive income .............................                                                                          57,901
                                                                                                                         ---------
Common stock issued ..............................           2         3,898                                                 3,900
Note receivable from shareholder .................                    (3,300)                                               (3,300)
                                                     ---------     ---------     ---------     ---------    ---------    ---------
Balance at December 31, 1998 .....................         464       166,489        13,412       414,426           --      594,791
Comprehensive income
  Net loss .......................................                                              (145,882)                 (145,882)
                                                                                                                         ---------
  Other comprehensive income, net of tax
     Change in unrealized gain (loss) on
       securities ................................                                 (67,411)                                (67,411)
     Deferred income tax benefit .................                                  22,744                                  22,744
     Other .......................................                                     823                                     823
                                                                                                                         ---------
       Other comprehensive loss ..................                                                                         (43,844)
                                                                                                                         ---------
Comprehensive loss ...............................                                                                        (189,726)
                                                                                                                         ---------
Exercise of stock options and warrants ...........           2         6,568                                                 6,570
Retirement of treasury stock .....................                    (6,952)                                   6,952           --
Purchase of treasury stock .......................                                                            (11,681)     (11,681)
Capital contribution .............................                    10,129                                                10,129
Notes receivable from shareholders ...............                    (2,649)                                               (2,649)
                                                     ---------     ---------     ---------     ---------    ---------    ---------
Balance at December 31, 1999 .....................   $     466     $ 173,585     $ (30,432)    $ 268,544    $  (4,729)   $ 407,434
                                                     =========     =========     =========     =========    =========    =========

                 See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                      1999         1998        1997
                                                                    ---------    ---------   ---------
OPERATING ACTIVITIES
  Net income (loss).........................................        $(145,882)   $  58,769   $  86,504
    Loss on Disposal of Discontinued Operations.............          130,000           --          --
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Increase in policy liabilities..........................           10,525       66,935      61,769
    Decrease in accrued investment income...................          (10,418)     (26,959)     (1,328)
    Increase in other liabilities...........................           26,346       17,267      14,942
    Deferred income tax (benefit) change....................          (75,269)      (2,004)      6,957
    (Decrease) increase in federal income taxes payable.....          (36,111)      16,529      (3,298)
    Refundable income taxes.................................          (21,415)          --          --
    Increase in reinsurance receivables and other
      receivables...........................................           18,269      (12,593)     (7,605)
    Acquisition costs deferred..............................          (19,146)     (18,430)    (45,263)
    Amortization of deferred acquisition costs..............           31,966       24,480      21,001
    Depreciation and amortization...........................           26,491       17,083      11,458
    (Gains) Loss on sale of investments.....................            8,038       (4,912)     (4,014)
    Other items, net........................................          ( 1,700)       4,299       4,456
                                                                    ---------    ---------   ---------
      Cash Provided by (Used in) Operating Activities.......          (58,306)     140,464     145,579
                                                                    ---------    ---------   ---------
INVESTING ACTIVITIES
  Securities available-for-sale
    Purchases...............................................         (207,274)    (468,889)   (686,999)
    Sales...................................................          111,172      332,234     516,246
    Maturities, calls and redemptions.......................           49,256       81,537     125,616
  Credit card loans
    Fundings................................................         (411,537)    (442,300)   (172,350)
    Repayments..............................................          357,141      300,088     110,770
    Sales...................................................               --       60,000      30,000
  Student loans
    Purchases and originations..............................       (1,144,122)    (766,180)    (10,234)
    Maturities..............................................           75,861       34,445         796
    Sales...................................................          434,114       72,560      16,227
  Other investments
    Purchases...............................................           (4,992)     (42,951)    (17,453)
    Sales, repayments and maturities........................            3,222       39,943       5,244
    Increase in restricted cash.............................         (311,309)     (34,569)
  Short-term investments--net...............................          (26,682)     (51,095)     64,200
  Purchase of subsidiaries and life and health business net
    of cash acquired of $20, $2,137, and $3,996 in 1999,
    1998 and 1997, respectively.............................          (52,231)      (3,061)    (95,312)
 Sale of assets and subsidiaries, net of cash of $1,528.....               --       21,270          --
  Additions to property and equipment.......................          (29,487)     (20,680)    (19,187)
  Decrease (increase) in agents' receivables................              995        2,412      (1,088)
                                                                    ---------    ---------   ---------
  Cash Used in Investing Activities.........................       (1,155,873)    (885,236)   (133,524)
                                                                    ---------    ---------   ---------
FINANCING ACTIVITIES
  Net cash provided from time deposits......................          191,110       91,317       7,596
  Proceeds from notes payable...............................          127,499       40,620      11,615
  Repayment of notes payable................................          (45,667)     (28,990)     (5,931)
  Proceeds from payable to related party....................               --          100          --
  Repayment of payable to related party.....................             (497)          --          --
  Proceeds from student loan credit facility................        2,487,728      684,979          --
  Repayment of student loan credit facility.................       (1,468,350)     (15,953)         --
  Deposits from investment products.........................           15,954       16,490      17,746
  Withdrawals from investment products......................          (38,776)     (37,963)    (44,038)
  Capital Contributions.....................................           10,129           --          --
  Other ....................................................           (7,760)      (4,860)      1,469
                                                                    ---------    ---------   ---------
Cash Provided by (Used in) Financing Activities.............        1,271,370      745,740     (11,543)
                                                                    ---------    ---------   ---------
Net Increase in Cash........................................           57,191          968         512
Cash at Beginning of Period.................................           16,900       15,932      15,420
                                                                    ---------    ---------   ---------
Cash at End of Period.......................................        $  74,091    $  16,900   $  15,932
                                                                    =========    =========   =========

                See notes to consolidated financial statements.

                              UICI AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of UICI and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

         The Company is a diversified financial services company which offers insurance and financial services to niche consumer markets. The Company also provides institutional technology and outsourcing solutions to the insurance and health services community. Information on the Company's operations by segment is included in Note P.

         The Company's Health Insurance segment issues health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. The OKC Division segment has acquired blocks of life and annuity policies from other insurers and also sells insurance products in selected niche markets. Educational Finance Group provides financial solutions for college students and the educational institutions they attend by offering an integrated package of student loans and student loan servicing. National Motor Club is a leading provider of motor club benefits to non-metropolitan areas of the United States. Insurdata is a healthcare payer system development company providing technology solutions and related outsourcing services to the healthcare industry. Other Business Units in the past have been primarily HealthCare Solutions companies. Over the past thirty months most companies in this category have been sold or closed down. This unit ceased to exist in 1998. Other Key Factors includes investment income not allocated to the other segments, corporate interest expenses, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations.

Discontinued Operations

         On March 17, 2000, the Board of Directors of the Company determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been separately reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI has recorded in 1999 its current estimate of loss that it believes it will incur as part of the sale of the United CreditServ unit. The Company currently estimates that such pre-tax loss will be $130 million. The estimate includes asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon disposal of the discontinued operation could differ materially from the current estimate. See Note B.

Liquidity and Capital Resources

         Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. Net cash used in operations totaled approximately $58.3 million in 1999. Net cash provided from operations totaled $140.5 million and $145.6 in 1998 and 1997, respectively. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of the subsidiaries' pro rata share of future benefits and claims.

         The 1999 operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since December 30, 1999, UICI through United CreditServ has contributed to UCNB as capital an aggregate of $105.1 million in cash, including additional cash in the amount of $17.0 million contributed on March 27, 2000. UICI has funded these cash contributions with the proceeds of sale of investment securities, regular cash dividends from its insurance company subsidiaries and cash on hand.

         UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. Dividends paid by the Company's domestic insurance subsidiaries in any year are restricted by the laws of the state of such subsidiaries' domicile. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company's liquidity and capital resources.

         In connection with the Company's designation of United CreditServ as a discontinued operation, the Company has recorded in 1999 a loss in the amount of $130.0 million, which represents its current estimate of ultimate loss upon disposal for financial reporting purposes. As part of its plan to exit from the credit card business on or before December 31, 2000 and in accordance with the terms of the Consent Order issued by the OCC, the Company also expects that UCNB will enter into a capital plan designed to meet Federal bank regulatory requirements. Based on current projections, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $92.0 million to fund future operating losses of the credit card business, including approximately $25.0 million which will be required to be contributed as additional capital to UCNB pursuant to the capital plan. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $32.0 million, of which $25.0 million represents a mandatory principal payment owing on its bank credit facility in July 2000.

         The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($40.0 million at April 4, 2000), possible sales of certain of its operating subsidiaries, sales of investment securities, proceeds from refinancing of indebtedness, proceeds from the issuance by the holding company of debt and/or equity securities, or regular dividends from its regulated insurance subsidiaries, if required. It is likely that the payment of dividends from its regulated insurance subsidiaries will adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $19.8 million after December 22, 2000.

         There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes for GAAP; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. (See Note K for stockholders' equity and net income as determined using statutory accounting practices.)

Investments

         Investments are valued as follows:

         Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments are classified as available for sale and carried at fair value.

         Equity securities consist of common and non-redeemable preferred stocks and are carried at fair value.

         Mortgage and collateral loans are carried at unpaid balances, less allowance for losses.

         Policy loans are carried at unpaid balances.

         Short-term investments are carried at fair value which approximates cost.

         Investment in equity investees is principally stated at the Company's cost as adjusted for contributions or distributions and the Company's share of partnership income or loss.

         Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have an other than temporary decline in fair values. Unrealized investment gains or losses on securities carried at fair value, net of applicable deferred income tax, are reported in accumulated other comprehensive income as a separate component of stockholders' equity and accordingly have no effect on net income (loss).

         Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

         Student loans, consisting of student loans originated and student loans purchased, are carried at their unpaid principal balances, which are adjusted for unamortized premiums, capitalized interest and loan origination costs.

Deferred Student Loan Costs

         The incremental direct costs associated with originating student loans, principally salaries and related expenses, and premiums paid to acquire student loans are included in student loans and are amortized over the life of the underlying loans or recognized in the period loans are sold.

Deferred Acquisition Costs.

         The costs of writing new insurance business, principally commissions, which vary with and are directly related to the production of new business, have been deferred. The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Costs associated with traditional life business are being amortized over the estimated premium-paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, was estimated using the same assumptions as were used for computing policy benefits. For universal life-type and annuity contracts, deferrable costs are amortized in proportion to the ratio of a contract's annual gross profits to total anticipated gross profits. Costs associated with health business are generally amortized over the effective period for the related unearned premiums. Anticipated investment income is considered in determining whether a premium deficiency exists. That amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

Restricted Cash

         At December 31, 1999 and 1998, Educational Finance Group had restricted cash in the amount of $470.0 million and $15.3 million, respectively. The increase in restricted cash is attributed to proceeds from a loan sale at December 31, 1999 and the restricted funds maintained by AMS. At December 31, 1999 and 1998, the Company's subsidiary, Sun Tech Processing Systems, LLC, had $19.7 million and $19.2 million, respectively, of funds held in an account designated by a court registry (see Notes L and M).

         EFG's wholly-owned subsidiary, AMS, has entered into a trust agreement (the "Trust") with a bank (trustee) for the safekeeping of payments received from beneficiaries (participants in the tuition budgeting program). All funds are held in trust for the benefit of the beneficiaries. AMS is entitled to the interest earned on the funds held in trust as well as tuition budgeting program fees deposited into the Trust. The Trust held approximately $113 million of participant payments at December 31, 1999. The funds are invested in treasuries and money market funds of insured depository institutions (approximate fair value of $113 million) at December 31, 1999.

Property and Equipment

         Property and equipment are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets, generally 3 to 7 years for furniture and equipment and 30 years for buildings. The accumulated depreciation for property and equipment was $42.3 million and $30.0 million at December 31, 1999 and 1998, respectively. Depreciation expense was $13.8 million, $10.1 million, and $7.7 million for 1999, 1998, and 1997, respectively.

Goodwill

         The excess of cost over the underlying value of the net assets of companies acquired is generally amortized on a straight-line basis over twenty to twenty-five years. The Company continually reevaluates the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assesses the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination was made. The Company had net goodwill of $152.7 million and $102.6 million at December 31, 1999 and 1998, respectively. Amortization expense recorded for continuing operations totaled $6.3 million, $5.7 million, and $2.3 million in 1999, 1998, and 1997, respectively.

Future Policy and Contract Benefits and Claims

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

Recognition of Premium Revenues and Costs

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

Student Loan Income

         The Company recognizes student loan income as earned, including adjustments for the amortization of premiums. Marketing fees for student loans which are sold to third parties are earned when received and are included in other fee income.

Unearned Premiums.

         Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis.

Reinsurance

         Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Federal Income Taxes

         Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Comprehensive Income

         Included in comprehensive income is the reclassification adjustments for gains/losses realized included in net income of $35,000 and $1.5 million for the years ended December 31, 1999 and 1998, respectively, net of tax.

Guaranty Funds and Similar Assessments

         The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company adopted the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are accrued in the period in which they have been incurred. The effects of initially adopting SOP 97-3 were not material to the financial condition or results of operations of the Company. At December 31, 1999 and 1998, the Company had accrued $1.8 million and $1.9 million, respectively, to cover the cost of these assessments. The period over which the assessments are expected to be paid and the recorded premium tax offsets and/or policy surcharges are expected to be realized is up to 5 and 10 years, respectively. Expenses incurred for guaranty fund assessments were $587,000 and $331,000 in 1999 and 1998, respectively.

New Pronouncements

         In June 1998, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and as amended, is required to be adopted in years beginning after June 15, 2000. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedged item being recognized in earnings in the same period. Changes in fair values of derivatives not meeting the Statement's hedge criteria are included in income. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Reclassification

         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation including the reclassification associated with discontinued operation.

NOTE B -- DISCONTINUED OPERATION

         On March 17, 2000, the Company announced that, due to the continuing difficulties with its United CreditServ business unit, the Board of Directors of the Company had determined that, after a thorough assessment of the unit's prospects, it will exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000.

         United CreditServ's 1999 pre-tax operating loss of $145.3 million ($94.6 million, net of a corresponding tax benefit of $50.7 million) includes write off of approximately $36 million paid in the second quarter of 1999 to acquire the UMMG minority interest. (See Note L). The Company has estimated that its loss on the disposal of the discontinued operation will be $130 million ($84.5 million, net of tax benefit of $45.5 million). The estimate includes asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon the disposal of the discontinued operation could differ materially from the current estimate.

         The 1999 operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since December 31, 1999, UICI has contributed to United CreditServ an aggregate of $57.6 million in cash, including additional cash in the amount of $17.0 million contributed on March 27, 2000. UICI has funded these cash contributions with the proceeds of sale of investment securities, regular cash dividends from its insurance company subsidiaries and cash on hand.

         UCNB's unsecuritized net credit card receivables increased from $136.3 million at December 31, 1998 to $190.7 million at December 31, 1999, which growth was funded with the proceeds of deposits at UCNB. Time deposits at UCNB increased from $99 million at December 31, 1998 to $290 million at December 31, 1999. In accordance with the terms of a Consent Order issued by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At March 31, 2000, UCNB had $296.0 million of certificates of deposits outstanding, the majority of which are scheduled to mature over the next six months. At March 31, 2000, UCNB had approximately $160.0 million in cash, cash equivalents and short term U.S. Treasury securities.

       A liquidity and capital assurances agreement, dated May 15, 1998, between UICI and UCNB provides that, upon demand by UCNB, UICI will purchase certificates of deposit issued by UCNB to assure sufficient liquidity to meet UCNB's funding demands and will contribute capital to UCNB sufficient for UCNB to comply with its stated policy of maintaining a total (Tier I and Tier II) risk-based capital ratio of at least 12%.

         In accordance with the terms of the Consent Order, on March 29, 2000, UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. Under the Proposed Capital Plan, it is currently expected that UICI will be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period.

         The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement would have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

         In addition, in the event that the OCC determines that the Proposed Capital Plan does not comply with the terms of the Consent Order, the OCC may take a number of actions, including directing that a new capital plan be submitted, seeking an order from a Federal District Court directing compliance with the Consent Order, or seeking the assessment of civil money penalties.

         Transactions between an insured bank (including UCNB, the Company's indirect wholly owned subsidiary) and its affiliates, are subject to, among other things, the quantitative and qualitative restrictions of Section 23A of the Federal Reserve Act, as well as safety and soundness considerations. The OCC has expressed criticism with respect to certain of the transactions that have taken place between UCNB and the Company and/or certain of its wholly owned subsidiaries. The Company disagrees, but cannot predict at this time, what action, if any, the OCC will ultimately take with respect to these transactions.

         UCNB has commitments to fund the unused credit limits on issued credit card accounts. At December 31, 1999 and 1998, the outstanding commitment was $33.8 million and $31.0 million, respectively.

         Set forth below is a summary of the operating results of the United CreditServ business for the years ended December 31, 1999, 1998, and 1997, respectively.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                 1999          1998         1997
                                                                               ---------     ---------    ---------
                                                                                           (IN THOUSANDS)
REVENUE
  Net interest income .....................................................    $  20,129     $  10,285    $   2,197
  Credit card fees ........................................................      201,071       108,867       46,497
  Other fee income ........................................................        6,175         4,000        1,573
                                                                               ---------     ---------    ---------
           Total revenues .................................................      227,375       123,152       50,267
EXPENSES
  Provision for loan losses ...............................................      211,747        73,954       12,797
  UMMG purchase ...........................................................       35,944            --           --
  Operating expenses ......................................................      118,661         4,494       18,832
  Depreciation and amortization ...........................................        6,328         1,220          552
                                                                               ---------     ---------    ---------
            Total expenses ................................................      372,680        79,668       32,181

Income (loss) from operations before federal income taxes (benefit) .......     (145,305)       43,484       18,086
Federal income taxes (benefit) ............................................      (50,673)       16,238        7,190
                                                                               ---------     ---------    ---------
Income (loss) from operations .............................................      (94,632)       27,246       10,896

Estimated loss on disposal, net of income tax benefit .....................      (84,500)           --           --
                                                                               ---------     ---------    ---------

Income (loss) from discontinued operations ................................    $(179,132)    $  27,246    $  10,896
                                                                               =========     =========    =========

         Assets and liabilities of the United CreditServ business to be disposed of consisted of the following at December 31, 1999 and 1998:

                                                                     (IN THOUSANDS)
                                                                   1999          1998
                                                                ---------     ---------
Assets
   Cash ....................................................    $  18,469     $      --
   Short term investments ..................................       92,070        24,484
   Credit card receivables, net of allowance for losses ....      190,676       136,280
   Other assets ............................................       46,869        38,138
                                                                ---------     ---------
Total assets ...............................................    $ 348,084     $ 198,902

Liabilities
   Time deposits ...........................................      290,023        98,913
   Notes payable ...........................................       12,241         1,215
   Other liabilities .......................................       65,700        25,293
   Reserve for loss on disposal ............................      130,000            --
                                                                ---------     ---------
Total liabilities ..........................................      497,964       125,421
                                                                ---------     ---------

Net assets (liabilities) to be disposed ....................    $(149,880)    $  73,481
                                                                =========     =========

    Following is a summary of the credit card loans as of December 31,

                                                                   1999         1998
                                                                ---------    ---------
                                                                     (IN THOUSANDS)
AFCA credit card loans .....................................    $  38,467    $  60,705
ACE credit card loans ......................................      236,855      142,386
Transferor's interest ......................................       23,992           --
                                                                ---------    ---------
Total credit card loans ....................................    $ 299,314    $ 203,091
                                                                =========    =========

    The Company's provision for losses on credit card loans is summarized below:

                                                                       YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                           (IN THOUSANDS)
                                                                ------------------------------------
                                                                   1999          1998         1997
                                                                ---------     ---------    ---------
Balance at beginning of year ...............................    $  66,811     $   4,283    $   8,728
Provisions for losses ......................................      211,747        73,954       12,797
Recoveries .................................................       40,091            --           --
Charge offs and other ......................................     (210,011)      (11,426)     (17,242)
                                                                ---------     ---------    ---------
Balance at end of year .....................................    $ 108,638     $  66,811    $   4,283
                                                                =========     =========    =========

         The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the credit card loan portfolio. Recoveries of previously charged off accounts have not been material.

         During 1999, the Company reduced by $7.7 million the carrying value of a residual interest in a securitized asset.

         The Company securitized $60.0 million, and $30.0 million of credit card receivables in 1998 and 1997, respectively, through asset backed securities in which the Company purchased participating interests totaling $6.0 million and $3.0 million in 1998 and 1997, respectively. No gain was recognized on these transactions. These transactions were accounted for as sales.

         UCNB maintained interest-bearing deposits of approximately $290 million and $98.9 million at December 31, 1999 and 1998, respectively. These interest-bearing deposits consist of certificates of deposit and deposit notes with an average interest rate of approximately 6.4% and 6.1% at December 31, 1999 and 1998, respectively. Approximately $17.7 million, $113.3 million, $96.8 million, and $61.8 million mature at the end of March 31, June 30, September 30, and December 31, 2000, respectively. Substantially all certificates of deposit owing at December 31, 1999 and 1998 were issued in denominations of $100,000 or more.

         UCNB paid $10.0 million, $2.6 million and $36,500 in 1999, 1998, and 1997, respectively, in interest on time deposits and other interest-bearing liabilities.

         Specialized Card Services, Inc. (a wholly-owned subsidiary of the Company) ("SCS") had a $5.0 million unsecured loan payable to Norwest Bank of South Dakota. The loan was paid on March 31, 2000 and bore interest at a rate of
8.50 % per annum. In addition, SCS has various loans with the South Dakota Board of Economic Development with a 3% interest rate. The balance outstanding under these loans was $4.6 million at December 31, 1999. The loans mature in 2003 and 2004. The proceeds were used to purchase equipment.

         United Membership Marketing Group, Inc. (a wholly-owned subsidiary of the Company) has various equipment loans with Norwest Bank of South Dakota with interest rates ranging from 7.75% to 9.5%. The balance outstanding under these loans was $2.6 million at December 31, 1999. The loans mature in 2002.

NOTE C -- ACQUISITIONS AND DISPOSITIONS

         Effective July 26, 1999, the Company's Educational Finance Group subsidiary acquired for $58.0 million 100% of the outstanding capital stock of AMS Investment Group, Inc., a holding company whose principal operations consist of Academic Management Services, Inc. The acquisition was financed with Company borrowings. The Company recorded $49.8 million of goodwill in connection with this acquisition and is amortizing the goodwill on a straight line basis over twenty years. Total fair value of assets acquired was $255.1 million (including goodwill) and fair value of liabilities assumed was $197.1 million at purchase date.

         Effective September 30, 1999, the Company acquired from a partnership (the partners of which consisted primarily of certain of the Company's agents) the remaining 21% interest in National Managers Life Insurance Company, Ltd, ("National Managers") for cash in the amount of $793,780, increasing the Company's ownership in National Managers to 100%. The purchase price was based on a predetermined formula that approximated GAAP book value.

         In November 1999, the Company's National Motor Club subsidiary acquired a 90% interest in Landen Bias Corporation (also known as Coachnet) for cash in the amount of $4.6 million. The fair value of the assets (including goodwill) was $6.4 million and the fair value of the liabilities assumed was $1.8 million at the purchase date.

         Effective August 31, 1998, the Company acquired the remaining 21% interest in its subsidiary, The Chesapeake Life Insurance Company ("CLICO"), for $4.5 million in cash, increasing the Company's ownership in CLICO to 100%. Onward & Upward, Inc. (a related party) sold approximately 15.9% of CLICO as part of the transaction (see Note L). The purchase price was based on a predetermined formula that approximated GAAP book value.

         On July 1998, the Company acquired certain assets of Core Marketing, Ltd., a marketing entity, from a related party (see Note L) for $2.8 million in cash. Total fair value of assets acquired was $3.6 million and total fair value of liabilities assumed was $831,000.

         Effective July 1, 1998, the Company sold the assets of IPN, LLC, a healthcare solutions company, for cash in the amount of $3.5 million to IPN Acquisitions, Inc., a related party (see Note L), which represented net book value of the assets acquired and included $9.3 million of assets and $5.8 million of liabilities.

         Effective July 1, 1998, the Company sold the assets of HealthCare Automation, Inc., a healthcare solutions company, for $1.9 million in cash to HAI Acquisitions, Inc., a related party (see Note L), which represented net book value and included $2.6 million of assets and $750,000 of liabilities.

         In February 1998, the Company sold its ATM transaction processing assets of a subsidiary for $17.5 million (see Note L). During 1998, the Company recognized other income of $9.7 million as a result of this sale.

         During 1997, the Company made several acquisitions that were accounted for under the purchase method including four companies and certain assets acquired for $88.3 million in cash. Total fair value of assets acquired, including $82.1 million of goodwill, were $112.1 million and total fair value of liabilities assumed were $23.8 million. The Company also acquired $44.8 million of life and health reserves and received $43.5 million of assets for a purchase price of $1.3 million. The goodwill related to these acquisitions is being amortized straight line over twenty-five years.

         Effective January 1, 1997, the Company acquired the agency force and certain assets of United Group Association, Inc. ("UGA Inc.") for a price equal to the net book value of the tangible assets acquired and assumed certain agents' commitments of $3.9 million. Ronald L. Jensen (the Company's Chairman) owned 100% of the equity interest in UGA Inc. (see Note L). The tangible assets acquired consisted primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million.

         In 1997, the Company acquired 100% of two companies through a stock exchange agreement. The Company exchanged 1,068,089 shares of its common stock for all of the outstanding common stock of the two companies. The effect of these acquisitions was not material to the consolidated financial statements.

         During 1997, the Company sold three subsidiaries (Televere Systems, LLC, B. T. Systems Integrators, LLC and WinterBrook VSO, LLC) and certain assets of UICI Administrators, Inc. to Ronald L. Jensen for a price equal to the net book value of the tangible assets totaling $1.2 million. (See Note L).


         For financial reporting purposes, the acquisitions described above were accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Operations for the year of the acquisition includes the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company's results of operations was not material. Accordingly, pro forma financial information has not been presented.


Deferred Acquisition Costs

         Included in deferred acquisition costs are the unamortized costs of writing new insurance policies and the costs of policies acquired through acquisitions. The following is an analysis of deferred acquisition costs:



                                                                      YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                --------     --------     --------
                                                                          (IN THOUSANDS)
Costs of policies acquired:
  Beginning of year ........................................    $ 21,910     $ 24,938     $ 13,978
     Additions .............................................         213           --       15,505
     Amortization (a) ......................................      (4,687)      (3,028)      (4,545)
                                                                --------     --------     --------
     End of year ...........................................      17,436       21,910       24,938
Costs of policies issued ...................................      62,752       71,098       74,673
                                                                --------     --------     --------
          Total Deferred Acquisition Costs .................    $ 80,188     $ 93,008     $ 99,611
                                                                ========     ========     ========

--------

(a) The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 8%.

NOTE D -- INVESTMENTS

         A summary of net investment income is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                             1999         1998        1997
                                                                          ---------     --------    --------
                                                                                    (IN THOUSANDS)
Fixed maturities......................................................... $  60,833     $ 59,321    $ 57,902
Equity securities........................................................     1,386          969         675
Mortgage and collateral loans............................................       816        1,653       2,635
Policy loans.............................................................     1,353        1,357       1,398
Short-term investments...................................................     9,740        8,010       9,591
Investment in equity investees...........................................     7,857        5,038       4,844
Other investments........................................................     7,208        2,013       3,395
                                                                          ---------     --------    --------
                                                                             89,193       78,361      80,440
Less investment expenses.................................................    (3,696)      (3,469)     (2,469)
                                                                          ---------     --------    --------
                                                                          $  85,497     $ 74,892    $ 77,971
                                                                          =========     ========    ========

         Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

                                                                               GAINS
                                    FIXED        EQUITY          OTHER      (LOSSES) ON
                                 MATURITIES    SECURITIES     INVESTMENTS   INVESTMENTS
                                 ----------    ----------     -----------   -----------
                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31:
  1999
    Realized................      $   (802)     $    885       $   (450)     $   (367)
    Change in unrealized....       (64,142)       (3,116)          (153)      (67,411)
                                  --------      --------       --------      ---------
      Combined..............      $(64,944)     $ (2,231)      $   (603)     $(67,778)
                                  ========      ========       ========      ========
  1998
    Realized................      $  3,311      $  1,635       $    (34)     $  4,912
    Change in unrealized....         1,113        (2,010)          (431)       (1,328)
                                  --------      --------       --------      --------
      Combined..............      $  4,424      $   (375)      $   (465)     $  3,584
                                  ========      ========       ========      ========
  1997
    Realized................      $  1,764      $  2,436       $   (186)     $  4,014
    Change in unrealized....        17,944           701             --        18,645
                                  --------      --------       --------      --------
      Combined..............      $ 19,708      $  3,137       $   (186)     $ 22,659
                                  ========      ========       ========      ========

         Gross unrealized investment gains pertaining to equity securities were $500,000, $1.9 million, and $2.5 million at December 31, 1999, 1998, and 1997, respectively. Gross unrealized investment losses pertaining to equity securities were $3.4 million, $1.6 million, and $280,000 at December 31, 1999, 1998, and 1997, respectively.

         The amortized cost and fair value of investments in fixed maturities are as follows:

                                                                      DECEMBER 31, 1999
                                                 -------------------------------------------------------------
                                                                     GROSS           GROSS
                                                   AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                                     COST            GAINS          LOSSES            VALUE
                                                 ------------    ------------    ------------     ------------
                                                                        (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  obligations ...............................    $     63,614    $         57    $     (2,200)    $     61,471
Mortgage-backed securities issued by U.S. ...
  Government agencies and authorities .......          65,423             152          (1,875)          63,700
Other mortgage and asset backed
  securities ................................         186,344             821          (6,864)         180,301
Other corporate bonds .......................         589,281             992         (34,408)         555,865
                                                 ------------    ------------    ------------     ------------
          Total fixed maturities ............    $    904,662    $      2,022    $    (45,347)    $    861,337
                                                 ============    ============    ============     ============

                                                                                           DECEMBER 31, 1998
                                                                     -------------------------------------------------------------
                                                                                         GROSS           GROSS
                                                                       AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                                                         COST            GAINS          LOSSES            VALUE
                                                                     ------------    ------------    ------------     ------------
                                                                                             (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  Obligations ...................................................    $     57,952    $      1,847    $        (89)    $     59,710
Mortgage-backed securities issued by U.S. .......................
  Government agencies and authorities ...........................          49,367             731             (72)          50,026
Other mortgage and asset backed
  Securities ....................................................         211,288           7,228            (360)         218,156
Other corporate bonds ...........................................         546,982          18,820          (7,288)         558,514
                                                                     ------------    ------------    ------------     ------------
          Total fixed maturities ................................    $    865,589    $     28,626    $     (7,809)    $    886,406
                                                                     ============    ============    ============     ============

         Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

         The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                               AMORTIZED     FAIR
                                                                                                  COST       VALUE
                                                                                               ---------   ---------
                                                                                                  (IN THOUSANDS)
      Maturity
      One year or less......................................................................   $  28,338   $  27,494
      Over 1 year through 5 years...........................................................     176,437     170,256
      Over 5 years through 10 years.........................................................     300,069     280,569
      Over 10 years.........................................................................     148,051     139,017
                                                                                               ---------   ---------
                                                                                                 652,895     617,336
      Mortgage and asset backed securities..................................................     251,767     244,001
                                                                                               ---------   ---------
                Total fixed maturities......................................................   $ 904,662   $ 861,337
                                                                                               =========   =========

         Proceeds from the sale of investments in fixed maturities were $98.9 million, $332.2 million, and $516.2 million, for 1999, 1998, and 1997, respectively. Gross gains of $2.1 million, $6.5 million, and $4.9 million and gross losses of $2.9 million, $3.2 million, and $3.1 million were realized on sales of fixed maturity investments during 1999, 1998, and 1997, respectively. Proceeds from the sale of equity investments were $12.2 million, $8.1 million and $16.5 million for 1999, 1998, and 1997, respectively. Gross gains of $1.8 million, $1.7 million and $2.4 million and gross losses of $935,000, $48,000 and $9,700 were realized on sales of equity investments during 1999, 1998, and 1997, respectively.

         Following is a summary of the Company's equity securities:

                                                                      DECEMBER 31, 1999        DECEMBER 31, 1998
                                                                    ---------------------    ---------------------
                                                                                   FAIR                     FAIR
                                                                      COST         VALUE       COST         VALUE
                                                                    ---------    --------    ---------    --------
                                                                                   (IN THOUSANDS)
      Common Stocks..............................................   $     129    $    233    $     129    $    517
      Non-redeemable preferred stocks............................      25,822      22,846       17,948      17,803
                                                                    ---------    --------    ---------    --------
                                                                    $  25,951    $ 23,079    $  18,077    $ 18,320
                                                                    =========    ========    =========    ========

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

         The carrying values for mortgage and collateral loans is net of allowance of $650,000 for 1999 and 1998.

         The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 1999, the Company had a carrying amount of $244 million of mortgage and asset backed securities, of which, $63.7 million are government backed, $102.1 million are rated AAA, $38.4 million are rated AA, $33.3 million are rated A, and $6.5 million are rated BBB by external rating agencies. At December 31, 1998, the Company had a carrying amount of $268.2 million of mortgage and asset backed securities, of which, $50.0 million are government backed, $132.9 million are rated AAA, $38.4 million are rated AA, $40.1 million are rated A, and $6.8 million are rated BBB by external rating agencies.

         The Company has a 12% investment in AMLI, a real estate investment trust, which is accounted for under the equity method of accounting. This investment, which is included in investment in equity investees, was recorded at $25.4 million and $23.8 million at December 31, 1999 and 1998, respectively, and the market value was $60.1 million and $65.1 million in 1999 and 1998, respectively.

         Under the terms of various reinsurance agreements (see Note G), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $186.4 million as of December 31, 1999. In addition, at December 31, 1999, domestic insurance subsidiaries had securities with a fair value of $19.0 million on deposit with insurance departments in various states.

NOTE E -- STUDENT LOANS

         The Company markets student loans to students at selected colleges and has historically targeted universities serving graduate healthcare professionals. At December 31, 1999, EFG had the right, but not the obligation, to either purchase or direct the sale of certain student loans funded by an unrelated financial institution. The net proceeds from loan sales are received by the Company after certain fees due the financial institution are deducted. When the Company purchases loans, a premium is paid equal to certain fees due the financial institution. The premium is capitalized and added to the carrying value of the loans.

         At December 31, 1999 and 1998, the Company had the right to purchase and/or direct the sale of loans totaling approximately $283.0 million and $200.0 million, respectively.

         Following is a summary of the Company's student loans:

                                             DECEMBER 31, 1999              DECEMBER 31, 1998
                                       ---------------------------     --------------------------
                                         CARRYING         FAIR           CARRYING         FAIR
                                          AMOUNT          VALUE           AMOUNT          VALUE
                                       -----------     -----------     -----------    -----------
                                                            (IN THOUSANDS)
FFELP loans .......................    $ 1,195,190     $ 1,247,069     $   617,295    $   642,866
Alternative loans .................        133,112         133,112          54,069         54,069
                                       -----------     -----------     -----------    -----------
Total student loans ...............      1,328,302       1,380,181         671,364    $   696,935
                                                       ===========                    ===========
Allowance on student loans ........         (2,252)                           (935)
                                       -----------                     -----------
Total student loans ...............      1,326,050                     $   670,429
                                       ===========                     ===========


         The fair value of student loans is based on estimated market values on recent sales of student loans by the Company. The loans are carried at unpaid principal plus capitalized interest.

         The federal government or other private insurers have guaranteed 98% of the student loan portfolio principal and capitalized interest. The Company has established a reserve for potential losses on the portion of principal and capitalized interest not guaranteed by the federal government or other private insurers and for potential losses on privately insured student loans. The reserve is maintained at a level that the Company believes is adequate to absorb estimated credit losses.

         The Company's provision for losses on student loans is summarized as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1999        1998         1997
                                                                             --------    ---------    ---------
                                                                                       (IN THOUSANDS)
   Balance at beginning of year......................................        $    935    $     400    $     278
   Provisions for losses.............................................           1,317          535          122
                                                                             --------    ---------    ---------
   Balance at end of year............................................         $ 2,252     $    935     $    400
                                                                              =======     ========     ========

         The Company recognized interest income from the student loans of $62.5 million, $29.0 million, and $1.5 million in 1999, 1998, and 1997, respectively.

         During 1999, the Company acquired loans with principal and interest balances of $409.1 million at a total cost of $421.9 million. The difference of $12.8 million represented a premium on the loans which was paid in accordance with the terms of purchase agreements. The premium will be amortized over the life of the loans.

         Included in other fees for the year ended December 31, 1999 and 1998 is approximately $7.4 million and $2.7 million, respectively, in gain from the sale of loans. The loans had a carrying value of $397.8 million and $74.8 million at the date of sale in 1999 and 1998, respectively.

NOTE F -- POLICY LIABILITIES

         Liability for future policy and contract benefits consists of the following:

                                                                                               DECEMBER 31,
                                                                                         ----------------------
                                                                                           1999         1998
                                                                                         --------     ---------
                                                                                             (IN THOUSANDS)
    Life........................................................................         $267,309     $ 264,102
    Annuity.....................................................................          185,467       204,195
                                                                                         --------     ---------
                                                                                         $452,776     $ 468,297
                                                                                         ========     =========

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


         Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.4%, 5.5%, and 5.8% during 1999, 1998, and 1997, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.5% to 7.2% during 1999, 4.5% to 6.0% during 1998 and 4.5% to 6.6% during 1997.



         As described in Note G, the Company assumes certain life and annuity business from subsidiaries of AEGON USA, INC. (AEGON), utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 4.4% to 6.6% during 1999, 4.8% to 5.5% during 1998, and 4.9% to 6.0% during 1997.


         The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                                                    DECEMBER 31, 1999        DECEMBER 31, 1998
                                                                  ---------------------    ---------------------
                                                                   CARRYING      FAIR       CARRYING      FAIR
                                                                    AMOUNT       VALUE       AMOUNT       VALUE
                                                                  ---------   ---------    ---------   ---------
                                                                                 (IN THOUSANDS)
    Direct annuities......................................        $  93,579   $  90,023    $  98,342   $  94,014
    Assumed annuities.....................................           91,888      91,049      105,853     104,170
    Supplemental contracts without life
      Contingencies.......................................            1,885       1,885        2,588       2,588
                                                                  ---------   ---------    ---------   ---------
                                                                  $ 187,352   $ 182,957    $ 206,783   $ 200,772
                                                                  =========   =========    =========   =========

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

         Activity in the claims liability is summarized as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1999        1998         1997
                                                                             ---------   ----------   ---------
                                                                                       (IN THOUSANDS)
Claims liability at beginning of year, net of related
  Reinsurance recoverables............................................       $ 300,695   $  248,969   $ 192,922
Add:
  Acquired claims liability...........................................              --           --      20,273
  Incurred losses, net of reinsurance, occurring during:
     Current year.....................................................         499,119      577,823     478,671
     Prior years......................................................           1,602      (10,151)    (49,741)
                                                                             ---------   ----------   ---------
                                                                               500,721      567,672     428,930
                                                                             ---------   ----------   ---------

  Deduct payments for claims, net of reinsurance, occurring during:
     Current year.....................................................         272,381      332,056     285,450
     Prior years......................................................         226,029      183,890     107,706
                                                                             ---------   ----------   ---------
                                                                               498,410      515,946     393,156
                                                                             ---------   ----------   ---------
  Claims liability at end of year, net of related
     Reinsurance recoverables
     (1999-- $32,937; 1998-- $16,603; and 1997-- $9,852)..............       $ 303,006   $  300,695   $ 248,969
                                                                             =========   ==========   =========

         The above reconciliation shows incurred losses related to prior years for 1998 and 1997 developed in amounts less than originally anticipated due to better than expected experience which was offset, in 1998, by adverse development related to performance of a managed care product.

NOTE G -- REINSURANCE

         In 1999, 1998, and 1997, approximately 17%, 21%, and 33%, respectively, of the Company's health premiums and 1%, 2%, and 2% of the Company's life premiums were assumed from AEGON. Prior to 1997, the health business assumed was marketed by UGA Inc. and issued through AEGON's insurance subsidiaries. Under the terms of its coinsurance agreement, AEGON's insurance subsidiaries have agreed to cede and the Company has agreed to assume through coinsurance 60% of the health business previously sold by UGA Inc. agents for business written on AEGON's insurance subsidiaries prior to 1998. In 1998 and 1999, the Company directly issued the health business written by UGA Inc. agents and retained all of the business.

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

         Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       1999            1998            1997
                                                                    ------------    ------------     ----------
                                                                                   (IN THOUSANDS)
Premiums:
  Premiums Written:
  Direct.....................................................       $    641,308    $    608,205     $  491,746
  Assumed....................................................            162,253         229,411        265,409
  Ceded......................................................            (70,262)        (45,658)       (48,166)
                                                                    ------------    ------------     ----------
  Net Written................................................       $    733,299    $    791,958        708,989
                                                                    ============    ============     ==========

  Premiums Earned:
  Direct.....................................................       $    635,208    $    617,867     $  474,929
  Assumed....................................................            164,626         226,024        270,728
  Ceded......................................................            (63,247)        (47,269)       (42,317)
                                                                    ------------    ------------     ----------
  Net Earned.................................................       $    736,587    $    796,622     $  703,340
                                                                    ============    ============     ==========

NOTE H -- DEBT

         Following is the Company's short-term and long-term debt excluding debt at Educational Finance Group, Inc. (see Note I):

                                                                                            DECEMBER 31,
                                                                                      -----------------------
                                                                                          1999         1998
                                                                                      ----------     --------
                                                                                           (IN THOUSANDS)
Short-term debt:
  Notes ......................................................................        $      602     $ 25,000
  Portion of long-term debt due in 2000.......................................            34,032        4,691
                                                                                      ----------     --------
          Total short-term debt...............................................        $   34,634     $ 29,691
                                                                                      ==========     ========
Long-term debt:
  8.75% Senior Notes .........................................................        $   19,754     $ 23,704
  Line of Credit..............................................................           100,000           --
  Other notes ................................................................               281        1,624
                                                                                      ----------     --------
                                                                                         120,035       25,328
  Less: amounts due in 2000...................................................           (34,032)      (4,691)
                                                                                      ----------     --------
          Total long-term debt................................................        $   86,003     $ 20,637
                                                                                      ==========     ========


         On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The Company made its first scheduled payment on June 1, 1998. The principal amount of the notes outstanding was $19.8 million and $23.7 million at December 31, 1999 and 1998, respectively. The Company incurred $1.9 million, $2.2 million, and $2.4 million of interest expense on the notes in the years ended December 31, 1999, 1998, and 1997, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

         In May 1999, the Company entered into a $100 million unsecured credit facility with a group of commercial banks. Amounts outstanding under the credit facility initially bore interest at an annual rate of LIBOR plus 75 basis points (0.75%). At December 31, 1999, the Company had fully drawn on the credit facility, of which $50 million was used to repay $50 million of debt outstanding under the Company's prior bank facility and $50 million was used to fund the UMMG and AMS acquisitions (completed in May 1999 and July 1999, respectively) and current operations. Effective December 31, 1999, the interest rate on amounts outstanding under the credit facility was increased to LIBOR plus 100 basis points (1.00%).

         On March 14, 2000, UICI reduced indebtedness outstanding under the credit facility from $100.0 million to $25.0 million, utilizing $5.0 million of cash on hand and the proceeds of a $70.0 million loan from a limited liability company controlled by the Company's Chairman ("Lender LLC") (see Note L). As part of the paydown, the bank credit facility was amended to provide, among other things, that the $25.0 million balance outstanding will be due and payable on July 10, 2000, amounts outstanding under the facility are secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee, and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries will now be applicable solely to Mid-West. Amounts outstanding under the bank credit facility will continue to bear interest at LIBOR plus 100 basis points per annum.

         Lender LLC loaned $70.0 million to a newly-formed subsidiary of the Company. The loan bears interest at the prevailing national prime rate, is guaranteed by UICI, is due and payable in July 2001 and is secured by a pledge of investment securities and shares of the Company's National Motor Club unit. No principal outstanding under the loan from the Lender LLC can be paid unless all amounts outstanding under the bank credit facility are paid in full.

         Effective May 17, 1999, the Company terminated a $12.0 million revolving credit note with AEGON. There were no outstanding borrowings on the line of credit at December 31, 1998 and the Company did not borrow on this revolving credit note during 1999.

         Insurdata Imaging Systems, Inc. (an indirectly wholly-owned subsidiary of the Company) has a $35,000 loan with interest rates ranging from 9.25% to 10.0% and maturing in 2003.

         AMLI Realty Company (a wholly-owned subsidiary of the Company) has various loans outstanding aggregating approximately $849,000, bearing interest at rates ranging from 6.0% to 8.25%, with $602,000 maturing in 2000 and $247,000 maturing in 2003.

         Principal payments required in each of the next five years after December 31, 1999 are as follows:

                                                                                      (IN THOUSANDS)
                                                                                      --------------
2000............................................................................       $   34,634
2001............................................................................           74,037
2002............................................................................            4,041
2003............................................................................            3,974
2004............................................................................            3,951

         The carrying amounts of the Company's short-term debt approximate fair values.

         The fair value of the long-term debt was $120.8 million and $52.4 million at December 31, 1999 and 1998, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Total interest paid was $7.4 million, $3.1 million, and $2.9 million, for 1999, 1998, and 1997, respectively.

NOTE I -- STUDENT LOAN CREDIT FACILITIES

         Following is a summary of debt outstanding under student loan credit facilities at Educational Finance Group, Inc.

                                                                                         DECEMBER 31,
                                                                                 --------------------------
                                                                                     1999            1998
                                                                                 -----------     ----------
                                                                                        (IN THOUSANDS)
Short-term debt:
  Lehman Warehouse Line of Credit...........................................     $   318,735     $  318,854
  Bank of America Warehouse Line of Credit..................................          79,004             --
  Portion of long-term debt due in 2000.....................................          10,917             --
                                                                                 -----------     ----------
          Total short-term debt                                                  $   408,656     $  318,854
                                                                                 ===========     ==========

Long-term debt:
  Auction Rate notes........................................................     $   432,790     $       --
  Floating Rate notes.......................................................         229,000        350,172
  Commercial Paper..........................................................         639,235             --
  Other notes...............................................................          31,584             --
                                                                                 -----------     ----------
                                                                                   1,332,609        350,172
  Less:  amounts due in 2000                                                          10,917             --
                                                                                 -----------     ----------
          Total long-term debt                                                   $ 1,321,692     $  350,172
                                                                                 ===========     ==========

         On June 11, 1999, an EFG special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The notes were sold in two tranches (Class A-1 and Class A-2) and mature in November 2022. The interest rate (6.32% for Class A-1 and 6.30% for Class A-2 at December 31, 1999) on the notes will be reset monthly by an auction process. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services. The outstanding balance at December 31, 1999 was $317.8 million.

         Educational Finance Group, Inc. entered into a $30 million loan agreement with Bank of America, N.A. to partially finance the AMS acquisition. The note requires quarterly principal payments beginning December 1999 and terminates on March 31, 2001. The note bears interest at prime (8.50% at December 31, 1999) plus 0.5%. The balance at December 31, 1999 was $28.8 million.

         Primarily as a result of EFG's significant operating losses in 1999, at December 31, 1999 events of default had occurred under the terms of the loan agreement governing its $30.0 million bank credit facility. In accordance with the terms of a waiver and amendment to the loan agreement, dated as of March 30, 1999, the lender waived all events of default under the loan agreement and agreed not to exercise any rights or remedies with respect thereto.

         Effective August 6, 1999 EFG completed a closing and funding of $515 million of its $650 million single seller asset-backed commercial paper conduit pursuant to which commercial paper may be issued from time to time with maturities from one to 270 days. Approximately $639.2 million of commercial paper was issued and outstanding at December 31, 1999. At December 31, 1999, this facility had interest rates ranging from 5.69% to 7.1%. Liquidity support is provided by a separate banking facility. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

         On October 7, 1999, EFG completed a $344 million financing of three classes of notes. The $229 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate to be reset quarterly. The Class A-1 notes have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate (6.38% at December 31, 1999) on these notes is reset quarterly pursuant to auctions conducted by Lehman Brothers and BancAmerica Securities. Legal final maturity of the Class A-2 and Class A-3 notes is July 2000. Lehman Brothers and Banc of America Securities were the initial purchasers of all three classes of notes. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA respectively.

         At December 31, 1999, AMS has available a line of credit agreement with Bank of America, N.A. The maximum amount available to AMS was $125 million. The line of credit matures December 31, 2000 and is secured by the AMS student loan portfolio. The maximum amount outstanding during the year was approximately

$123 million, with an average monthly balance of approximately $70 million. The amount outstanding under the line of credit at December 31, 1999 is $79 million. Interest is indexed to 30-day LIBOR (5.823% at December 31, 1999) with interest paid quarterly.


         AMS has a note totaling approximately $2 million with Fleet National Bank maturing June 30, 2004. The note bears interest at approximately 7.6%, requiring principal and interest payments quarterly and is secured by an AMS building.

         In March 1998, Educational Finance Group, Inc. entered into a master repurchase agreement and credit facility with a financial institution that is partially guaranteed (approximately $13 million at December 31, 1999) by UICI. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to EFG on the last day of each month. EFG, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $318.8 million and $318.9 at December 31, 1999 and 1998, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points (7.23% at December 31, 1999). The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program ("FFELP"), which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require EFG to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

         In December 1998, EFG sold $357.4 million of loans to a trust which issued floating rate student loan asset-backed securities in a private offering. The Company has partially guaranteed the performance of the loans. The AAA rated Class A securities were acquired by a financial institution. The Class A securities had a variable interest rate of LIBOR plus 75 basis points. The trust could issue up to $550.0 million of securities with a maturity of 30 years. At December 31, 1998, the trust had issued Class A securities totaling $350.2 million and the interest rate on the Class A securities was 6.38%. The Company's borrowings vary to reflect current interest rates and carrying amounts approximate fair value. In connection with its August 1999 Commercial Paper Program, the Company redeemed these notes.

         Principal payments required in each of the next five years are as follows:

                                                                                       (IN THOUSANDS)
                                                                                       --------------
2000..............................................................................      $   408,655
2001..............................................................................           18,917
2002..............................................................................              167
2003..............................................................................              167
2004..............................................................................              167

         Total interest paid on borrowings was $57.5 million and $19.2 million for 1999 and 1998, respectively.

NOTE J -- FEDERAL INCOME TAXES

         Deferred income taxes for 1999 and 1998 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred liabilities and assets consist of the following:

                                                                                          DECEMBER 31,
                                                                                   -----------------------
                                                                                     1999           1998
                                                                                   ---------      --------
                                                                                        (IN THOUSANDS)
Deferred tax liabilities:
  Deferred policy acquisition and loan origination...............................  $  22,794      $ 20,817
  Investment in subsidiaries.....................................................      4,536         4,536
  Allowances for credit card losses..............................................         --         3,961
  Net unrealized investment gains................................................         --         7,102
  Other..........................................................................      6,838         4,449
                                                                                   ---------      --------
          Total gross deferred tax liabilities...................................     34,168        40,865
                                                                                   ---------      --------
Deferred tax assets:
  Loss on disposal of continued operations.......................................     45,500            --
  Policy liabilities.............................................................     21,690        16,176
  Unrealized loss on securities..................................................     15,668            --
  Allowance for losses on investments............................................     12,136         3,954
  Operating loss carryforwards...................................................     13,533         1,977
  Capital loss carryforwards.....................................................        404            --
  Annual credit card fees........................................................      6,139         6,621
  Other..........................................................................     10,030            --
                                                                                   ---------      --------
Total gross deferred tax assets..................................................    125,100        28,728
Less: valuation allowance........................................................     (6,683)       (1,654)
                                                                                   ---------      --------
Deferred tax assets..............................................................    118,417        27,074
                                                                                   ---------      --------
Net deferred tax (asset) liability...............................................  $ (84,249)     $ 13,791
                                                                                   =========      ========


         The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance was an increase of $5,029,000 for 1999 and a decrease of $456,000 for 1998. The 1999 increase in the valuation allowance arises from EFG, which files a separate income tax return. Any net operating losses of EFG are not eligible for utilization in the Company's consolidated income tax return.

    The provision for income tax expense (benefit) consisted of the following:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1999          1998       1997
                                                                             ----------     -------   ---------
                                                                                       (IN THOUSANDS)
From continuing operations:
     Current tax expense...............................................      $   17,737     $18,682   $  29,664
     Deferred tax expense (benefit)....................................            (135)     (2,943)      6,542
                                                                             ----------     -------   ---------
          Total from continuing operations.............................          17,602      15,739      36,206
                                                                             ----------     -------   ---------
From discontinued operations:
     Current tax expense (benefit).....................................         (21,039)     15,299       6,775
     Deferred tax expense (benefit)....................................         (75,134)        939         415
                                                                             ----------     -------   ---------
          Total from discontinued operations...........................         (96,173)     16,238       7,190
                                                                             ----------     -------   ---------
          Total tax expense (benefit)..................................      $  (78,571)    $31,977   $  43,396
                                                                             ==========     =======   =========

         The Company's effective income tax rates varied from the maximum statutory federal income tax rate as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1999        1998        1997
                                                 ------      ------      ------
Statutory federal income tax rate ...........      35.0%       35.0%       35.0%
Small life insurance company deduction ......       0.6        (1.4)       (1.1)
Operating loss not benefitted ...............      (2.2)         --          --
Valuation allowance .........................        --        (0.5)       (0.5)
Low-income housing credit ...................       0.5          --          --
Other items, net ............................       0.4        (2.1)       (1.5)
                                                 ------      ------      ------
          Effective income tax rate .........      34.3%       31.0%       31.9%
                                                 ======      ======      ======

         Under pre-1984 life insurance company federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account." These amounts are not taxable unless a life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, these amounts are distributed to the Company, or these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 1999. For the taxable year ended December 31, 1999, The MEGA Life and Health Insurance Company (MEGA) did not qualify as a life insurance company for federal income tax purposes. The Company believes that it is likely that MEGA will also not qualify as a life insurance company for federal income tax purposes for the taxable year ending December 31, 2000. Accordingly, taxes of approximately $4.1 million have been provided on this amount.

         At December 31, 1999, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $5.0 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $658,000 per year from 2000 through 2006, and $385,000 in 2007.

         Total federal income taxes paid were $40.2 million, $15.7 million, and $39.4 million, for 1999, 1998, and 1997, respectively.

         UICI, MEGA and certain non-life insurance subsidiaries file a consolidated federal income tax return. EFG and the Company's other life insurance subsidiaries all file separate federal income tax returns.

          The Company has interests in several limited liability corporations which file separate tax returns. The Company's consolidated results of operations reflect 100% of the income from these companies.

NOTE K -- STOCKHOLDERS' EQUITY

         During November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of its Common Stock. The shares may be purchased from time to time on the open market or in private transactions; the timing and extent of the repurchases, if any, will depend on market conditions and the Company's evaluation of its financial condition at the time. As of December 31, 1999, the Company had repurchased 209,703 shares which is included in treasury stock.

          Effective September 15, 1999, the Company entered into an Assumption Agreement with a related party (see Note L), pursuant to which UICI agreed to assume and discharge an unfunded obligation to purchase and transfer to independent sales agents, representatives and independent organizations, in consideration of a cash payment made by the related party to the Company in the amount of $10,129,212, representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). On October 29, 1999, the Company received the cash payment.


         In 1999, the Company entered into a put/call agreement on the Company's Common Stock with a related party. See Note L.

         During 1998 and 1999, the Company extended loans to officers, directors and employees, in the amount of $3.3 million and $2.9 million, respectively, the proceeds of which were used to purchase Company Common Stock. The six-year term loans bear interest at 5.22% - 5.37% per annum, and interest is payable quarterly. Loans are full recourse to borrowers and are payable in full upon the occurrence of certain events. (See Note L).

         Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note J on federal income taxes. The minimum statutory capital and surplus requirements of domestic insurance subsidiaries at December 31, 1999 was $37.1 million.

         Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company which exceed certain limitations based on statutory surplus and net income. At December 31, 1999, the domestic insurance companies could pay aggregate dividends to the parent company of approximately $30.7 million without prior approval by statutory authorities and an additional $19.8 million after December 22, 2000.

         Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                               1999        1998         1997
                                                                             ---------   ---------   ---------
                                                                                      (IN THOUSANDS)
Net income...........................................................        $  50,761   $   4,804   $  41,801
Stockholders' equity.................................................        $ 287,360   $ 227,167   $ 223,930

         In 1998, the NAIC adopted codified statutory accounting principles ("Codification") effective January 1, 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the state of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Departments. At this time it is anticipated that the states of domicile will adopt Codification. While management has not yet determined the impact of Codification to UICI's statutory-basis financial statements, it is possible that certain changes in statutory accounting practices arising from Codification could be material to the Company.

         The OCC imposes certain capital adequacy requirements on the Company's national credit card bank subsidiary. The capital adequacy is measured by the method prescribed by the OCC in its rules and regulations for maintaining capital adequacy. See Note M.

NOTE L -- RELATED PARTY TRANSACTIONS

INTRODUCTION

         Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest ("Jensen Affiliates").

         Under the Company's by-laws, any contract or other transaction between the Company and any director (or company in which a director is interested) is valid for all purposes if the interest of such director is disclosed or known and such transaction is authorized by a majority of directors not interested in the transaction. The Board of Directors has a current policy requiring that, where Mr. Jensen is the interested director, a contract or transaction with Mr. Jensen or other company in which Mr. Jensen has a substantial ownership interest (i.e., at least 30% of the outstanding equity of such company) be approved by a majority of the directors of the Company who are not employees of the Company or its subsidiaries. While the Company believes that during 1999 the Board of Directors has been apprised of and has reviewed in advance all significant transactions between all Jensen Affiliates and the Company, the formal Board policy governing independent approval does not strictly apply to a contract or transaction involving payments of less than $500,000 in any twelve month period or less than $2.5 million over the life of such contract or transaction. Mr. Jensen has never voted with respect to any matter in which he or his children have or have had an interest.

         On March 20, 2000, the Board of Directors accepted the recommendations of the Special Litigation Committee to amend the Company's policy for related-party transactions, requiring (1) prospective Board review, until March 20, 2001, of any contract or transaction involving payments of $60,000 or more over the life of any contract, and, after March 20, 2001, review of any contract or transaction involving payments of $250,000 or more in any twelve-month period or $1,000,000 over the life of the contract and (2) defining a "related-party" as a person or entity that is an "affiliate" of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest.

         The Company believes that the terms of all such transactions with all related parties, including all Jensen Affiliates, are and have been on terms no less favorable to the Company than could have been obtained in arms' length transactions with unrelated third parties.

          Transactions between an insured bank (including UCNB, the Company's indirect wholly owned subsidiary) and its affiliates are subject to, among other things, the quantitative and qualitative restrictions of Section 23A of the Federal Reserve Act, as well as safety and soundness considerations. The OCC has expressed criticism with respect to certain of the transactions that have taken place between UCNB and the Company and/or certain of its wholly owned subsidiaries. The Company disagrees, but it cannot predict at this time what action, if any, the OCC will ultimately take with respect to these transactions.

TRANSACTIONS WITH MR. JENSEN AND JENSEN AFFILIATES

Special Investment Risks, Ltd.

         From the Company's inception through 1996, Special Investment Risks, Ltd. ("SIR") (formerly United Group Association, Inc. ("UGA")) sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. SIR is owned by Mr. Jensen. Effective January 1, 1997, the Company acquired the agency force of SIR and certain tangible assets of SIR for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. The tangible assets acquired consisted primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million.

         In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all renewal commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The renewal commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of renewal commissions payable to SIR on co-insured policies issued by AEGON. During 1997, 1998 and 1999, SIR received insurance renewal commissions of $20.4 million, $20.9 million and $10.1 million, respectively, on the policies previously issued by AEGON and coinsured by the Company. During 1997, 1998 and 1999, SIR received renewal commissions of $9.2 million, $4.7 million and $3.3 million, respectively, on policies issued directly by the Company.

         In 1986 and 1996, respectively, SIR established, for the benefit of its independent insurance agents, independent sales representatives and independent organizations associated with SIR, the Agency Matching Total Ownership Plan I and the Agency Matching Total Ownership Plan II (collectively, the "Plans"), entitling participants to purchase and receive Company Common Stock. In connection with SIR's transfer to the Company of SIR's agency operations effective January 1, 1997, SIR agreed to retain the liability to fund the Plans to the extent of 922,587 shares of UICI Common Stock, representing the corresponding number of unvested AMTOP Credits (as defined in the Plans) at January 1, 1997. As of August 30, 1999, the liability of SIR to fund the Plans remained undischarged to the extent of 369,174 shares of UICI Common Stock (the "Unfunded Obligation").

          Effective September 15, 1999, SIR and the Company entered into an Assumption Agreement, pursuant to which UICI agreed to assume and discharge the Unfunded Obligation, in consideration of a cash payment made by SIR to the Company in the amount of $10,129,212, representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). On October 29, 1999, SIR funded the cash payment.

         To ensure that the dollar value of the Unfunded Obligation will not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The call/put price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation).

         During 1995, the Company and SIR entered into a three-year agreement entitling the Company to receive a 20% interest in the profits or losses relating to certain lead generation activities of SIR. In accordance with this arrangement, SIR paid to the Company $600,000 and $1.1 million in 1998 and 1997, respectively.

         During 1999, 1998 and 1997, the Company received $163,000, $13,000 and $-0-, respectively, from SIR as reimbursement of office supply and occupancy expenses.

Richland State Bank

         Richland State Bank ("RSB") is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. Prior to the chartering of United Credit National Bank in February 1997, the Company's United CreditServ subsidiary (formerly the Company's Credit Services division) utilized RSB to issue credit cards, for which the Company paid origination fees in the amount of $352,000, $176,000 and $103,000 in 1999, 1998 and 1997, respectively. During 1997, the
Company purchased $6.3 million of the Credit Services Division credit card receivables from RSB.

         RSB has also originated student loans for Educational Finance Group, Inc. ("EFG") and resold originated loans to EFG at par less an origination fee of 31 basis points (0.31%). In 1998, RSB originated $21.6 million in student loans for EFG and received $66,960 in origination fees. During 1999, RSB originated $59.8 million aggregate principal amount of student loans for EFG, for which it received $176,000 in origination fees. During 1997, the Company also borrowed $666,000 from RSB, of which $497,000 was outstanding at December 31, 1998, bearing interest at annual rates ranging from 9% to 9.25%. The loans were paid in full in August 1999.

         The Company's United CreditServ unit processes and services credit cards issued by RSB. The Company received $1.1 million, $585,000 and $885,000 from RSB for services performed in connection with processing of credit cards in 1999, 1998 and 1997, respectively.

         RSB has also historically provided student loan origination services for the Company's College Fund Life Division. On June 12, 1999, RSB and UICI Funding Corporation ("Funding") (a wholly owned subsidiary of UICI), executed a Loan Origination and Purchase Agreement, pursuant to which RSB continues to originate student loans for Funding. Originated student loans are resold to Funding at par (plus accrued interest) less an origination fee of 31 basis points (0.31%). Funding, in turn, resells the loans to the College Fund Life Division of The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of UICI) ("MEGA") and to the College Fund Life Division of Mid-West National Life Insurance Company of Tennessee (a wholly-owned subsidiary of UICI) ("Mid-West"). During 1999, RSB originated $15.3 million aggregate principal amount of student loans for MEGA and Mid-West, for which it received origination fees in the amount of $380,000

         During 1999, RSB collected on behalf of, and paid to, Funding $1,250,000 in guarantee fees paid by student borrowers in connection with the origination of student loans.

         In June 1999, RSB entered into a service agreement with the College Fund Life Division of MEGA and Mid-West pursuant to which MEGA and Mid-West provide underwriting services to permit RSB to approve prospective student loans. During 1999, RSB paid to MEGA and Mid-West administrative fees for such services in the amounts of $165,000 and $300,000, respectively.

         During 1999, the Company received from RSB interest income in the amount of $5,400 on certificates of deposit issued by RSB.

Specialized Association Services, Inc.

         Pursuant to an agreement entered into in July 1998, Specialized Association Services, Inc. ("SAS") (which is owned by Mr. Jensen's adult children) regularly pays MEGA for certain benefits (e.g., National Motor Club memberships) provided to association members. MEGA, in turn, purchases such benefits from third parties (including, in some cases, the Company). The Company believes that the fees earned by MEGA as a percentage of MEGA's cost of benefits is approximately 23%, which is prior to any allocation of overhead. During 1999 and 1998, SAS paid to MEGA $6.0 million and $900,000, respectively, pursuant to this arrangement.

         During 1999, 1998 and 1997, the Company paid to SAS $151,000, $-0- and $-0-, respectively, for telemarketing services. During 1999, 1998 and 1997, the Company paid to SAS $166,000, $214,000 and $-0-, respectively, for various services and reimbursement of expenses. The Company received from SAS $32,000, $95,000 and $-0- during 1999, 1998 and 1997, respectively, for reimbursement of expenses. During 1999, 1998 and 1997, SAS paid to MEGA $325,000, $114,000 and $-0-, respectively, for leased office facilities.

Healthcare Management Administrators, Inc.

         In 1997, pursuant to the terms of a Sale and Administration Agreement, the Company sold certain tangible assets associated with its third party administrator business to Healthcare Management Administrators, Inc. ("HMA") (which is owned by Mr. Jensen) and also agreed to assign associated rights and benefits of licenses of third party administrator business. The purchase price received by the Company was $641,000, which approximated book value of the net assets sold.

         During 1999, 1998 and 1997, the Company provided to HMA leased facilities and data processing, accounting, management and administrative services. The Company received fees of $3.5 million, $9.2 million and $4.5 million in 1999, 1998 and 1997, respectively, and the Company paid HMA $273,000, $69,000 and $28,000 in 1999, 1998 and 1997, respectively, for certain claims processing services performed by HMA. During 1998, the Company loaned HMA $910,000, which loan was repaid in full in 1998 with interest at prime plus two percent.

         During 1999, 1998 and 1997 Insurdata Marketing Services received commissions from HMA in the amount of $630,000, $-0- and $-0-, respectively.

         In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to $3,980,500 (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999.

NetLojix Communications, Inc. (formerly AvTel Communications, Inc.)

         Netlojix provides voice telecommunications services to the Company, pursuant to an agreement originally executed in 1998, renegotiated effective August 1, 1999 and expiring on October 31, 2001. Mr. Jensen and his adult children own beneficially in the aggregate approximately 59% of the issued capital stock of Netlojix. The Company paid Netlojix $4.4 million, $2.4 million and $2.1 million in 1999, 1998 and 1997, respectively, for telecommunications services, and in 1999, 1998 and 1997 the Company received reimbursement payments of $192,000, $113,670 and $-0-, respectively, in connection with such services.

Excell Global Services, Inc.

         Excell Global Services, Inc. ("Excell Global") (in which Mr. Jensen, Mr. Mutz, President and Chief Executive Officer of the Company, and an officer of United CreditServ serve as directors and in which Mr. Jensen and Mr. Mutz are beneficial holders of 57.28% and 14.6%, respectively, of the outstanding equity) is a holding company, the principal subsidiary of which is Excell Agent Services, LLC ("Excell"). Excell Global and members of management of Excell Global hold, in the aggregate, 99% of the equity interest in Excell, and Mr. Jensen holds the remaining 1% equity interest. Excell provides telephone directory assistance services. During 1999, Excell and MEGA entered into a consulting arrangement, pursuant to which Excell was engaged on a project basis to provide advisory and consulting services to MEGA with regard to call center matters. During 1999, MEGA paid to Excell the amount of $48,000 for such services.

         In November 1994, UICI extended a $10.0 million line of credit to Excell. The terms of the line of credit were renegotiated in 1997 to provide for additional collateral, to decrease the interest rate to prime from prime plus 4% and to extend the maturity of the loan to December 31, 1998 from September 30, 1998. The line of credit was secured by a pledge of securities owned by Mr. Jensen. Excell repaid $2.5 million in 1997 and the remaining balance of $7.5 million was repaid in May 1998.

         In January 1999, the Company sold to Excell a stop loss policy issued by MEGA. During 1999, Excell paid to the Company total premiums on such policy in the amount of $153,000.

Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children

         Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), the holder of approximately 6.69% of the Company's outstanding Common Stock.

         During 1998, the Company acquired from OUI a 15.9% interest in the Company's subsidiary, The Chesapeake Life Insurance Company, for a purchase price of $4.5 million. The purchase price was based on a predetermined formula that approximated GAAP book value. OUI also holds a 21% equity interest in U.S. Managers Life Insurance Company, Ltd., a subsidiary of the Company, with respect to which OUI has granted the Company an option to purchase, and retained a corresponding option to sell, at a predetermined formula price.

         For the six-month period ended July 1, 1998, Core Marketing, Ltd. (in which the Jensen adult children held 100% of the equity interest) generated sales leads for the agents of the Company. The Company paid $7.5 million for the leads in 1998. In 1998, the Company purchased certain assets of Core Marketing, Ltd. for a purchase price of $2.8 million.

         In 1999, 1998 and 1997, the Company paid $147,000, $1,600 and $37,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 98.8%) for printing services.

Tesia Corporation (formerly Paperless Adjudication Ltd.)

         During 1993, Mr. Jensen and the Company agreed to jointly invest in Tesia Corporation ("Tesia"), which seeks to develop a paperless system for insurance claims administration and adjudication. Mr. Jensen holds a 29.67% and Mr. Jensen's five adult children hold in the aggregate a 12.17% equity interest in Tesia. At December 31, 1998, the Company had written off its aggregate investment of $6.1 million made prior to 1999. In September 1999, the Company invested an additional $119,000 in Tesia in exercise of its preemptive rights as part of a private placement offering of equity interests by Tesia. After recognizing its share of Tesia's operating losses, at December 31, 1999, the Company's carrying value of its investment in Tesia was $-0-.

         In 1999, 1998 and 1997, the Company received $8,400, $-0- and $-0-, respectively, from Paperless Adjudication, Ltd. for commissions and reimbursement of expenses.

Impact Productions, Inc.

         In 1998, the Company acquired a 90% interest in Impact Productions, Inc. ("Impact") from one of Mr. Jensen's adult children for a total price of $236,000, which approximated the net book value of the assets as of the purchase date. The adult child of Mr. Jensen retains a 10% equity interest in Impact. During 1999, 1998 and 1997, the Company paid to Impact $111,000, $319,000 and $119,000, respectively, for promotional services.

         During 1999, 1998 and 1997, Impact paid the Company $13,000, $17,000 and $-0-, respectively, for reimbursement of expenses.

Interactive Media Works, Inc.

         During 1999 and 1998, United Membership Marketing Group, LLC (an indirect wholly-owned subsidiary of the Company) paid Interactive Media Works, LLC (in which Mr. Jensen held a 72.5% equity interest) the amount of $-0- and $1,435,441, respectively, for voice activation services related to its credit card operation.

Small Business Showcase, Inc. ("SBS")

         Cornerstone Marketing of America (a division of Mid-West) paid to Small Business Showcase, Inc. ("SBS") (which is owned by one of Mr. Jensen's adult children) $11,000, $-0- and $-0- in 1999, 1998 and 1997, respectively, for lead generation services.

         In 1999 and 1998, SBS paid to subsidiaries of the Company $659,000 and $-0-, respectively, for generating Internet leads.

WinterBrook VSO, LLC

         During 1999 and 1998, Insurdata Imaging Services, LLC (an indirect wholly-owned subsidiary of the Company) paid WinterBrook VSO, LLC (in which Mr. Jensen holds a controlling interest) $258,000 and $-0-, respectively, representing run-off commissions relating to the marketing and sale of satellite imaging systems.

Purchase of Series B Certificates

         On December 31, 1999, the Company sold to Mr. Jensen for an aggregate of $10,000,000 in cash (representing 100% of the principal amount thereof) (a) a Class B 8.25% Asset Backed Certificate, Series 1998-1, in the outstanding principal amount of $4,100,000; (b) a Class B 10.00% Asset Backed Certificate, Series 1997-1, in the outstanding principal amount of $3,000,000; and (c) a Class B 10.00% Asset Backed Certificate, Series 1996-1, in the outstanding principal amount of $2,900,000 (collectively the "Series B Certificates"). The Series B Certificates were created as part of the Company's securitizations of credit card receivables issued in 1996, 1997 and 1998 generated by the Company's credit card operations.

Sale of SunTech Processing Systems, LLC

         In 1996, the Company invested $4 million in exchange for a 100% Class A and a 40% Class B membership interest in Cash Delivery Systems, LLC ("CDS"), formerly known as Sun Network Technologies. The remaining 60% Class B membership interest was held by Sun Communications, Inc. ("Sun"). At the time of the Company's investment, CDS was engaged in the business of owning and placing automated teller machines ("ATMs") and processing ATM transactions. In connection with the Company's investment in CDS, Mr. Jensen executed an agreement pursuant to which Mr. Jensen agreed to indemnify the Company for any loss or reduction in value of the Company's Class A membership contribution and granted an option to the Company to put the Class A membership interest to Mr. Jensen for $4 million. CDS and Mr. Jensen then invested $80,000 and $20,000 in Sun Tech Processing Systems, LLC ("STP") in exchange for an 80% and 20% membership interest, respectively. In addition, Mr. Jensen agreed to loan up to $6 million to STP, secured by all property acquired with the funds advanced. No funds were drawn down on this commitment.

         In accordance with an Agreement dated March 1997 and effective December 31, 1996 (the "March 1997 Agreement"), the Company, Mr. Jensen, Sun, CDS, and STP restructured these investments as follows:

         o CDS and Mr. Jensen withdrew their membership contributions from STP and the agreement to advance up to $6 million to CDS was canceled.

         o STP issued to the Company and Sun a new 80% and 20% Class B membership interest for $800 and $200, respectively.

         o The Company invested an additional $2.0 million in STP in exchange for a 100% Class A membership interest.

         o The Company sold its entire Class A and Class B membership interests in CDS to Mr. Jensen for $854,000, which represented the net book value of the Company's interest in CDS before the transfer of the ATM transaction processing business to STP. In addition, Sun transferred a 40% interest in CDS to Mr. Jensen. Giving effect to these transactions, Mr. Jensen and Sun owned 80% and 20% of the Class B membership interests of CDS, respectively, and Mr. Jensen owned 100% of the Class A membership interests of CDS.

         o Mr. Jensen agreed to provide financing to CDS in the total amount of approximately $12 million to pay off outstanding CDS indebtedness, approximately $2 million of which was to be unsecured. As of March 1997, Mr. Jensen had paid on behalf of CDS approximately $10.3 million.

         In connection with the sale of UICI's interests in CDS to Mr. Jensen, CDS distributed processing assets with approximately $1.3 million in book value to Mr. Jensen and Sun, which at the time owned 80% and 20% of the Class B membership interests in CDS, respectively. Sun contributed its share of those processing assets to STP, and Mr. Jensen contributed his $1.1 million share of the book value of those processing assets to STP on behalf of UICI.

         The March 1997 Agreement also provides, in part, that (i) there will be no distributions to Class B members of STP or CDS until all Class A preferred interests in both STP and CDS have been paid or redeemed in full and (ii) if funds are available to any parties from either STP or CDS, such funds will be loaned to the other company until the preferred interests are retired. The agreements governing the organization and governance of STP and CDS both require, upon liquidation, the payment of the respective outstanding debt of each company before the equity holders of that company receive a distribution. After the sale of CDS's ATMs and use of the proceeds to repay these loans in part, approximately $6.2 million of Mr. Jensen's loans to CDS remained outstanding as of December 31, 1999. These loans bear interest at an annual rate of 2.5% plus the prime rate, payable monthly, and have a maturity date of July 1, 2001.

         In February 1998, the assets of STP were sold to an unrelated party for $17.5 million, and in 1998 the Company recognized a gain in the total amount of $9.7 million on the sale. As discussed below, the ultimate outcome of the appeals in the Sun Litigation may have an impact on this recorded gain. Consistent with its understanding of the March 1997 Agreement, in the first quarter of 1998 the Company recorded a gain of $2.3 million (representing the distribution due to its Class A and Class B interests in STP after funds were advanced to CDS to retire Mr. Jensen's debt and redeem his Class A interest in
CDS). In April 1998, Sun filed certain claims in District Court in Dallas County, Texas concerning the distribution of the proceeds from the sale of the STP assets. The core issue of the suit was whether the provisions of the March 1997 Agreement would require that STP make a loan or advance to CDS out of the proceeds of the STP sale so that CDS could repay the loans made by Mr. Jensen to CDS and redeem Mr. Jensen's Class A preferred membership interest in CDS. The liquidator appointed to rule on the proper distribution ruled that the proceeds should be distributed in a manner different than had previously been applied by the Company in the first quarter of 1998.

         The net effect of any loan or advance to CDS would be to reduce the funds available for STP to distribute to the Company and Sun. In accordance with an agreement effective June 30, 1998 (the "Assurance Agreement"), Mr. Jensen agreed that, if UICI receives less than the $15.149 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.149 million.

         The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, the March 1997 agreement governing the distribution of the cash proceeds of the STP sale should be read in the manner urged by Sun and consistent with the court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

         UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty to Sun for allegedly selling STP for less than its true market value. On September 10, 1999 the Company filed its initial briefs in support of its appeal of the District Court's decision as to those issues. The Company has not, however, appealed the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed his initial brief in support of his appeal of, among other things, the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of STP's assets. On October 4, 1999, Sun filed its brief in opposition to the appeal.

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to CDS to allow CDS to satisfy certain creditor and preferred equity claims, owed primarily to Mr. Jensen. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with the Assurance Agreement, the Company anticipates that it will receive no less than $15,149,000 from the STP sale.

         Oral argument before the Dallas Court of Appeals on the appeal was held on February 1, 2000, though no decision on the appeal has been rendered. As previously disclosed, for financial reporting purposes any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement would be treated as a capital contribution to the Company, and the Company's gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

March 2000 Loan

         On March 14, 2000, a limited liability company controlled by the Company's Chairman (the "Lender LLC") extended to a newly-formed subsidiary of UICI a loan in the amount of $70.0 million, the proceeds of which, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Company's bank credit facility from $100.0 million to $25.0 million. The loan bears interest at the prevailing prime rate, is guaranteed by UICI, is due and payable in July 2001 and is secured by a pledge of investment securities and shares of the Company's National Motor Club unit. No principal outstanding under the loan from Lender LLC can be paid unless all amounts outstanding under the bank credit facility are paid in full.

Other Transactions

         Effective July 1, 1998, the Company sold to IPN Acquisitions, Inc. (in which Mr. Jensen holds a 100% equity interest) its equity interest in IPN, LLC (a healthcare solutions company) for cash in the amount of $3.5 million. The purchase price represented the net book value of the net assets of IPN, LLC.

         Effective July 1, 1998, the Company sold to HAI Acquisitions, Inc. (in which Mr. Jensen holds a 100% equity interest) its equity interest in HealthCare Automation, Inc. (a healthcare solutions company) for cash in the amount of $1.9 million. The purchase price represented the net book value of the net assets of Healthcare Automation, Inc.

         During 1997, the Company sold to Mr. Jensen its equity interest in Televere Systems, LLC, B. T. Systems Integrators, LLC and Winterbrook VSO, LLC and certain assets of UICI Administrators, Inc. for cash in the aggregate amount of $1.2 million. The purchase price represented the net book value of the net assets of the companies.

         In 1999, 1998 and 1997, the Company paid $28,000, $79,000 and $1,900, respectively, to United Group Service Center, Inc. (in which Mr. Jensen holds a 100% equity interest) for reimbursement of expenses. In 1999, 1998 and 1997, the Company received $43,000, $14,000 and $14,000, respectively, from United Group Service

Center, Inc., which amounts represent premiums on a stop loss policy issued by MEGA and reimbursement of office expenses.

EDUCATIONAL FINANCE GROUP, INC.

         The Company's Educational Finance Group, Inc. subsidiary formerly leased office space from a partnership in which Stephen J. Galvin (former President and Chief Executive Officer of EFG) is a partner. During 1999, 1998 and 1997, EFG paid $149,000, $-0- and $-0-, respectively, under the terms of the lease. EFG terminated the lease on January 13, 2000. EFG also paid $3,200 and $2,300 in 1999 and 1998, respectively, for facilities services to a property management company, the sole shareholders of which included members of Mr. Galvin's family.

         EFG also utilized the services of a travel agency owned by Mr. Galvin and members of his family. During 1999, 1998 and 1997, EFG incurred for the benefit of the travel agency the cost of space and salary and benefits for one agency employee in the amount of $28,000, $14,000 and $-0-, respectively.

         In 1998 Mr. Galvin contributed a $9.0 million note payable to him by EFG as equity to EFG. This note payable had a balance of $10.5 million at December 31, 1997.

         As president and chief executive officer of EFG, Mr. Galvin received compensation from EFG in the amount of $239,000, $200,000 and $66,000 in 1999, 1998 and 1997, respectively.

         Mr. Galvin and an employee of EFG together hold 66% of the equity interest in a company to which EFG paid $66,000 in 1998 for web-site development services.

TRANSACTIONS WITH PHILLIP A. GRAY

         During 1997, 1998 and the period ended on April 23, 1999, Phillip A. Gray served as head of the Company's Credit Services division and held a minority interest in United Membership Marketing Group, Ltd. (a majority owned subsidiary of the Company) ("UMMG"). During 1999, 1998 and 1997, the Company engaged in several transactions with Mr. Gray and business entities controlled by Mr. Gray.

American Credit Educators, LLC

         Mr. Gray is the controlling member of American Credit Educators, LLC ("ACE"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "ACE" credit cards. During 1999, 1998 and 1997, UCNB made payments to ACE totaling $79.6 million, $52.6 million, and $-0-, respectively, pursuant to the terms of a Credit Card Merchant Agreement. These payments were for educational materials that were sold by ACE and charged to credit cards issued by UCNB. In addition, during 1998 and 1999, UCNB paid to ACE cash in the amount of $12.8 million and $6.0 million, respectively, in satisfaction of certain merchant holdback liabilities, and in 1999 ACE purchased from UCNB certain credit card receivables in the amount of $13.8 million, representing the unpaid balance of the accounts purchased.

         In 1999, 1998 and 1997, ACE paid to UMMG the amount of $16.3 million, $21.0 million and $-0-, respectively, for fulfillment services and marketing materials.

American Fair Credit Association, LLC

         Mr. Gray is the controlling member of American Fair Credit Association, LLC ("AFCA"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "AFCA" credit cards.

         In 1999, 1998 and 1997, AFCA paid to UMMG cash in the amount of $15.3 million, $24.5 million and $20.8 million, respectively, for fulfillment services and marketing materials. In 1999, 1998 and 1997, AFCA paid to United CreditServ $300,000, $900,000 and $2.4 million for processing fees.

United Membership Marketing Group, LLC

         UMMG was initially organized by the Company in 1993 to serve as the marketing and fulfillment organization for the Company's Credit Services division. At inception, the Company and Mr. Gray held an 80% and 20% equity interest, respectively, in UMMG. In 1994, the Company increased its equity interest in UMMG to 85%. During 1998 and 1999, the Company entered into two transactions, pursuant to which the Company purchased from Mr. Gray and the other minority owners additional equity interests in UMMG. On January 1, 1998, the Company purchased from Mr. Gray a 3% equity interest in UMMG (thereby increasing the Company's equity interest in UMMG from 85% to 88%), for which Mr. Gray received $6.0 million. In April 1999, the Company purchased from Mr. Gray a 8.25% interest in UMMG for $22.7 million, and the Company purchased the remaining 3.75% equity interest in UMMG from another officer of UMMG and the remaining minority owners for $7.5 million and $2.1 million, respectively (the "April 1999 Buyout").

         In connection with the Company's initial acquisition in 1992 of an 80% interest in the predecessor of the Credit Services division, Mr. Jensen loaned an aggregate of $2,000,000 to the prior owners (the "Gray Group"), including $1,600,000 to Mr. Gray and $160,000 to another officer of UMMG. The loans from Mr. Jensen were paid in full on April 23, 1999.

         As the holders of equity interests in UMMG, in 1999, 1998 and 1997 Mr. Gray received cash dividend distributions in the amount of $6.5 million, $1.2 million and $1.2 million, another officer of UMMG received $646,364, $454,636 and $311,291, respectively, and the remaining minority holders of equity interests received $536,532, $113,659 and $77,823, respectively.

         Mr. Gray received additional compensation from UMMG in the amount of $291,000, $931,000 and $849,000 in 1999, 1998 and 1997, respectively.

         In 1997, UMMG advanced to Mr. Gray a loan in the amount of $2.0 million, of which $1,776,000 and $1,792,000 was outstanding at December 31, 1998 and 1997, respectively. The loan bore interest at the annual rate of 7.97%. The loan was repaid in 1999.

Financial Services Reinsurance, Ltd.

         The Company, Mr. Gray, another officer of UMMG and other individuals (collectively Mr. Gray, the other officer and the other individuals constitute the "Gray Group") hold a 79%, 16.8%, 1.68% and 2.52% equity interest, respectively, in Financial Services Reinsurance. Ltd., an offshore re-insurer ("FSR"). In 1992, the Gray Group acquired its collective 21% interest in FSR from OUI for a purchase price of $21,000. As part of the initial acquisition of the Gray Group's 21% interest in FSR, all shareholders of FSR, including the Company and Mr. Gray, contributed additional capital to FSR in an aggregate amount of $900,000, of which Mr. Gray contributed $151,200, the other officer contributed $15,120 and the remaining individuals contributed $22,680. Mr. Gray's and the other officer's capital contributions to FSR was funded by non-recourse loans from the Company to Mr. Gray and the other officer in the amount of $151,200 and $15,120, respectively (the "FSR Capital Loans"), which bore interest at the rate of 6% per annum. Since 1992 and through December 31, 1999, FSR has paid an aggregate of $1,294,440 in dividends to the members of the Gray Group, including $1,058,400 to Mr. Gray and $105,840 to the other officer. During 1999, 1998 and 1997, FSR distributed cash dividends to Mr. Gray in the amount of $285,600, $168,000 and $336,000, respectively. During 1999, 1998 and
1997, FSR distributed cash dividends to the other officer in the amount of $28,560, $16,800 and $33,600, respectively. During 1999, 1998 and 1997, FSR distributed cash dividends to the remaining members of the Gray Group in the amount of $14,280, $25,200 and $50,400, respectively.

         At the closing of the April 1999 Buyout, the Company loaned Mr. Gray and the other officer the additional amounts of $859,025 and $251,499, respectively, which loans were added to indebtedness owing to the Company under the FSR Capital Loans. Accordingly, at December 31, 1999, Mr. Gray had total indebtedness owing to the Company in the amount of $1,010,225, and the other officer had total indebtedness outstanding in the amount of $266,619, which indebtedness in each case bears interest at 5% - 6% per annum, with principal and all accrued interest due and payable on January 1, 2002.

         The Company has a right-of-first-offer to purchase from the Gray Group, and the Gray Group has a corresponding put right to sell to the Company, the Gray Group's 21% equity interest in FSR, at a price equal to 21% of the book value of FSR (determined in accordance with generally accepted accounting principles) at the date of purchase. At December 31, 1999, FSR had a book value of $4.83 million.

ACE and AFCA Litigation

         In February 2000, ACE and AFCA filed suit against UICI and UCNB (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado) alleging, among other things, that UCNB has breached its agreements with ACE and AFCA and claiming damages in an indeterminate amount (See Note M).

OTHER TRANSACTIONS WITH CERTAIN MEMBERS OF MANAGEMENT

Transactions with Mr. Mutz

         In January 1999, Gregory T. Mutz was elected President and Chief Executive Officer of the Company. During 1999, Mr. Mutz continued to serve as Chairman of the Board of AMLI Residential Properties Trust, a publicly-traded real estate investment trust ("AMLI"). At December 31, 1999, the Company held a 14% fully diluted interest in AMLI. As Chairman of the Board of AMLI, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which are described in the AMLI proxy statement. In addition, as of December 31, 1999, AMLI had loaned Mr. Mutz $2.1 million on a recourse and secured basis, the proceeds of which were used to purchase 112,413 shares of AMLI beneficial interest.

         Mr. Mutz also serves as chairman of the board of AMLI Commercial Properties Trust ("ACPT"), a private real estate investment trust in which the Company holds a 20% equity interest. Mr. Mutz is the beneficial holder of less than one percent of the issued and outstanding shares of beneficial interest of ACPT. At December 31, 1999, ACPT had an outstanding loan owing from Mr. Mutz in the amount of $600,000, the proceeds of which were used to purchase stock in ACPT.

         In December 1998, the Company extended a loan to Mr. Mutz in the amount of $3,300,000, the proceeds of which were used to purchase 200,000 shares of Common Stock in the Company at a purchase price of $19.50 per share. The amount outstanding under the loan at December 31, 1999, including accrued interest, was $3,341,589. The loan bears interest at the rate of 5% per annum, payable quarterly, has a six-year term, and is full recourse to Mr. Mutz. On March 10, 2000, Mr. Mutz made a $534,875 principal payment.

         In June 1999, the Company extended a loan to Mr. Mutz in the amount of $429,063, the proceeds of which were used to purchase 20,000 shares of Company Common Stock. The loan bears interest at 5.37%, is payable quarterly, has a six-year term, and is full recourse to Mr. Mutz. At December 31, 1999, the amount outstanding on the loan was $433,481, including accrued interest. The loan was paid off on March 10, 2000.

         On August 4, 1999, the Company entered into an indemnification agreement with Mr. Mutz, pursuant to which the Company agreed to indemnify Mr. Mutz to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in his capacity as an officer of the Company and/or as an officer and/or director of the Company's subsidiaries.

Other Loans to Management

         During 1999 the Company extended loans to Messrs. Reed, Gedwed, Prater, Estell, and Benac, all executive officers of the Company, in the amounts of $417,332, $203,155, $158,438, $229,997 and $203,750, respectively, the proceeds of which were used to purchase Company Common Stock. The loans to Messrs. Benac and Prater bear interest at 5.22% per annum and the loans to Messrs. Reed and Gedwed bear interest at 5.37% per annum. The six-year term loans require quarterly interest payments, have a six-year term, are full recourse to the borrower and are payable in full upon the occurrence of certain events, including the termination of employment. In connection with a separation and consulting arrangement entered into between the Company and Mr. Estell in

November 1999, the Company released Mr. Estell from liability under his note and the note balance was written off. At December 31, 1999, Messrs. Reed, Gedwed, Prater, and Benac had outstanding loans payable to the Company under the program in the amounts of $422,981, $203,155, $160,582, and $203,750, respectively, including accrued interest.

Other Transactions

         On September 1, 1999, the Company entered into separate indemnification agreements with each of Messrs. Reed, Gedwed, Prater, Estell, and Benac, pursuant to which the Company agreed to indemnify such officers to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in their respective capacities as officers of the Company and/or officers and directors of the Company's subsidiaries.

         The Company receives investment management services from investment advisory firms affiliated with two of its directors. During 1999, 1998 and 1997, the Company paid advisory fees in the amount of $366,400, $373,400 and $362,400 to Emerald Capital Group, Ltd., for which Patrick J. McLaughlin (a Director of the Company) serves as a managing director and owner. During 1999, 1998 and 1997, the Company paid investment advisory fees in the amount of $140,000, $127,100 and $58,700 to The Chicago Trust Company, for which Stuart Bilton (a Director of the Company) serves as President and Chief Executive Officer.

         From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, the Company formally retained the services of Emerald Capital Group, Ltd. for an annual fee of $400,000, payable in monthly installments. During 1999, the Company paid an aggregate of $188,116 in fees and expenses to Emerald Capital Group, Ltd. for investment banking and insurance advisory services. Effective March 10, 2000, Mr. McLaughlin elected to forego $100,000 of cash payments otherwise due and owing under the Consulting Agreement in exchange for options to purchase 50,000 shares of Company Common Stock at $6.625 per share.

         During 1999 the Company extended a loan to Mr. McLaughlin in the amount of $43,712, the proceeds of which were used to purchase Company Common Stock. The loan bears interest at 5.22% per annum. The loan has a six-year term, requires quarterly interest payments, is full recourse to the borrower, and is payable in full upon the occurrence of certain events.

NOTE M -- COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company is a party to the following material legal proceedings:

Securities Class Action Litigation

         In December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits (Silver v. UICI, Gregory Mutz and Vernon Woelke; Rinderknecht v. UICI, Ronald L. Jensen, Gregory T. Mutz, Richard Estell, Warren Idsal, Vernon Woelke and William Benac; and Uzelac v. UICI, Gregory Mutz and Vernon Woelke, all pending in U.S. District Court for the Northern District of Texas) alleging, among other things, that UICI's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of UICI's credit card business, in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Rinderknecht case has been consolidated with the Silver case and the Rinderknecht case was closed. The Uzelac case was filed on February 11, 2000 and has not yet been consolidated with the Silver case.

         The Company intends to vigorously contest the allegations in the cases.

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

         UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty, and on September 10, 1999 the Company filed its initial briefs in support of its appeal of the District Court's decision as to those issues. The Company has not, however, appealed the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed his initial brief in support of his appeal of, among other things, the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun. On October 4, 1999, Sun filed its brief in opposition to the appeal.

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

         Oral argument before the Dallas Court of Appeals on the appeal was held on February 1, 2000. The Company cannot at this time predict how, when or in what fashion the appellate court will dispose of the various claims of the Company and Mr. Jensen on appeal. The appellate court may affirm the District Court's judgment, may return the case to the District Court for trial, or may reverse the District Court's decision and render a judgment. In addition, there can be no assurances as to the time period during which the appeals filed by Mr. Jensen or the Company in the Sun Litigation may be heard and a final judgment rendered which affords no party in the Sun Litigation the right to further appeal. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement would be treated as a capital contribution to the Company, and the gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

         The Special Litigation Committee constituted to review and assess the allegations in the Schappel Shareholder Derivative Litigation (see discussion below) has recommended that the Company seek, and the Company intends to seek, the release to the Company of approximately $7.55 million of proceeds from the STP sale held in the District Court's registry.

Schappel Shareholder Derivative Litigation

         As previously disclosed, on June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel
v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed and is pending in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff has asserted on behalf of UICI various derivative claims brought against the individual defendants, alleging, among other things, breach of fiduciary duty, conversion, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. Plaintiff seeks to compel UICI's directors and officers to conduct a complete accounting and audit relating to all related party transactions and to fully and completely restate, report and disclose such transactions. Plaintiff further seeks to recover for UICI's benefit all damages caused by such alleged breach of the officers' and directors' duty to UICI. The plaintiff in the Shareholder Derivative Litigation is also the private third-party plaintiff in the Sun Communications Litigation, and the claims made in the Shareholder Derivative Litigation arose out of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

         At the regular quarterly meeting of the Company's Board of Directors held on August 4, 1999, George Lane III and Stuart D. Bilton (non-employee directors of the Company) were appointed, in accordance with Texas and Delaware law, to serve as a special committee to investigate and assess on behalf of the Company the underlying claims made in the Shareholder Derivative Litigation.

         On January 18, 2000, plaintiff filed an amended petition and request for injunctive relief. Plaintiff expanded his complaint to include a request for an injunction against the Company prohibiting, among other things, any existing or future transactions between UICI and any and all entities related to Ronald
L. Jensen unless each such transaction is fully and fairly disclosed to UICI shareholders together with an opinion from an independent public accounting firm opining with particularity as to the fairness of each proposed transaction.

         On February 4, 2000, the Court granted the Company's motion for a statutory stay of all further proceedings in the case, in accordance with Texas law (including action on plaintiff's request for injunctive relief), pending completion of the review of the claims currently undertaken by the Special Litigation Committee, and its determination as to what further action, if any, should be taken with respect to those claims. Subsequent to imposition of the statutory stay, plaintiff filed (a) a motion to lift the statutory stay for the limited purpose of hearing a motion for summary judgement to enforce Mr. Jensen's 1996 agreement to indemnify the Company for any loss or reduction in value of the Company's Class A investment in Cash Delivery Systems, LLC, (b) a second amended complaint and (c) a motion to lift the statutory stay for the limited purpose of hearing a motion for summary judgment against certain individual defendants with respect to a so-called "diminished value claim" in the Sun Communications litigation. The second amended complaint added reference to the consent order issued by the OCC; attempted to quantify damages alleged to have resulted from related party transactions; added an allegation of usurpation of corporate opportunities; and requested injunctive relief that would require the company to, among other things, freeze, review and where appropriate rescind all related party transactions, and require detailed reporting of related party transactions. See Note L.

         On March 20, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to the allegations in the original complaint. Based on its review and assessment of the allegations in the original complaint, the Special Litigation Committee recommended that the Company (a) seek dismissal of claims raised in the original complaint in the derivative lawsuit, including dismissal of claims relating to Mr. Jensen's June 25, 1996 "Guaranty" (see discussion below); (b) seek the release to UICI of approximately $7.55 million of uncontested proceeds from the STP sale held in the District Court's registry; (c) seek from Mr. Jensen and/or former management certain legal fees incurred by UICI in connection with the Sun Litigation that it believes were incurred without appropriate board approval; (d) seek reimbursement of certain legal fees awarded to Sun if and only if certain ongoing appeals prove unsuccessful; and (e) implement certain heightened related-party transaction controls (see discussion below). The Company's Board of Directors accepted and adopted the Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable. The Special Litigation Committee is now in the process of assessing the allegations contained in plaintiff's amended complaints.

         On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings solely for the purposes of evaluating the Special Litigation Committee's decision on the guaranty extended by Mr. Jensen (and the derivative plaintiff's motion for summary judgment on the guaranty) and releasing the $7.55 million of uncontested funds to the Company. A hearing on the guaranty issue has been set for May 16, 2000.

ACE and AFCA Litigation

         The Company and its indirect wholly-owned subsidiary, United Credit National Bank, are parties to separate lawsuits filed in February 2000 by American Credit Educators, Inc. ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado). In the suits, plaintiffs have alleged, among other things, that UCNB has breached its agreements with ACE and AFCA and have claimed damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

         The Company's and UCNB's answers to the complaints are due on April 11, 2000. The Company believes that it and UCNB have meritorious defenses to the allegations and intends to vigorously contest the cases.

Mitchell Litigation

         As previously disclosed, the Company and one of its subsidiaries are named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and
UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). The Company marketed credit cards through AFCA through February 2000. Plaintiffs also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The only defendant in the federal case (the "BankFirst" case) is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

         The California state court in the Mitchell case has certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999. Defendants' motions to compel arbitration and to narrow the class definition are pending before the court.

         On September 27, 1999, the parties reached a tentative settlement with respect to the AFCA case and the BankFirst case. However, the existence of the Consent Order to which United Credit National Bank is now subject (see "Business
- - Discontinued Operations - - United CreditServ") and certain subsequent statements by AFCA's principal, Phillip A. Gray, have called into question whether consummation of the tentative settlement is possible or practicable.

Alabama Litigation

         As previously disclosed, during the quarter ended September 30, 1999, United Credit National Bank ("UCNB") (an indirect wholly-owned subsidiary of the Company) was named as a defendant in two lawsuits in Macon County, Alabama (LaTonya Tarver v. UCNB, American Credit Educators, L.L.C. ("ACE") and various unnamed defendants and Wylean Tarver v. UCNB, ACE and unnamed defendants) and two lawsuits in Bullock County, Alabama (Mandy B. Shell v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants and Ruby N. Cunningham v. UCNB, ACE, Charles P. Ostrowski and unnamed defendants) arising from 1999 telemarketing activities undertaken by UCNB and/or ACE.

         UCNB filed motions to dismiss and motions to compel arbitration in all four lawsuits, and hearings on the defendants' motions to compel arbitration in the two Bullock County, Alabama cases were held on February 22, 2000. Hearings on the defendants' motions to compel arbitration in the two Macon County cases have been postponed indefinitely at the request of plaintiffs' counsel.

         The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the cases. The telemarketing activities in question were conducted for UCNB by a third party on an outsourced basis, and the Company believes that UCNB is entitled to indemnification by the third party in connection with the cases. In addition, a review of transcripts of recordings of the conversations confirms that, contrary to the allegations in the complaints, the charges for the ACE credit education materials were disclosed to all four plaintiffs in these cases.

Klinefelter Litigation

         As previously disclosed, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") is a party defendant in a purported class action suit filed in December 1996 (The Klinefelter Family Revocable Living Trust, et al. v. First Life Assurance Company, et al. pending in the District Court of Hidalgo County, Texas), in which the named plaintiffs have alleged breach of contract, violations of the

Texas Deceptive Trade Practices Act and the Texas Insurance Code arising from the sale of so-called "vanishing premium" life insurance policies.

         The Company believes that plaintiffs and defendants reached a tentative settlement of the suit. The respective parties' counsel are presently negotiating the terms of a release and settlement agreement. The Company has agreed to reimburse plaintiffs' class counsel $847,500 in attorneys' fees and costs. The total value of the settlement remains unresolved pending the finalization of the class claims filing process, evaluation by the class claims committee and approval by the trial court of the class settlement.

Gottstein Litigation

         UICI, Ronald L. Jensen, and UGA, Inc. are party defendants in a purported class action lawsuit filed in November 1998 (Gottstein, et al. v. The National Association for the Self-Employed, et al., pending in the United States District Court for the District of Kansas). The class representatives have alleged fraud, conspiracy to commit fraud, breach of fiduciary duty, violation of the Kansas Consumer Protection Act, conspiracy to commit RICO violations, and violation of RICO, all arising out of the concurrent sales of individual health insurance policies underwritten and marketed by PFL Life Insurance Company (PFL) and memberships in The National Association for the Self-Employed (NASE).

         On November 10, 1999, a tentative settlement was reached for $2 million plus the cost of administration of the settlement, to include all potential class members in all states, including Kansas. The formal terms of the settlement agreement and the administration of the settlement are currently being negotiated by the parties, and any settlement will be subject to certification of a nationwide class and court approval. Under the terms of a cost sharing agreement with a unit of AEGON USA, UICI and/or MEGA will be obligated to reimburse the AEGON USA unit for 50% of the cash cost of the settlement.

Jacola Litigation

         MEGA is a party defendant in a purported class action suit filed in May 1995 (Michael D. Jacola, et al. v. The MEGA Life and Health Insurance Company, et al., pending in the Circuit Court of Saline County, Arkansas), in which the named plaintiffs have alleged, among other things, fraud, negligence, deceit, misrepresentation and violations of the Arkansas Deceptive Trade Practices Act and the Arkansas Insurance Code. On February 16, 2000, the parties reached a tentative settlement in mediation for $750,000. The formal terms of the settlement agreement and the administration of the settlement are currently being negotiated by the parties and any settlement will be subject to court approval.

Katz Litigation

         As previously disclosed, the Company is currently involved in a dispute with the former owners of a student loan marketing business acquired by the Company in December 1997. The former owners allege that, as part of the negotiations leading to the acquisition, the Company and the former owners entered into an oral option agreement, pursuant to which the former owners were granted the right, for a five-year period, to purchase 6.5% of the student loan business of Educational Finance Group, Inc. ("EFG") for $5.7 million. The former owners further allege that the 6.5% percentage is subject to adjustment of up to 50% based on the relative post-acquisition performance of ELA Corporation to the performance of EFG (including ELA Corporation) as a whole. Attempts to reach agreement on the terms of the option over an 18-month period were unsuccessful.

         On July 28, 1999, EFG filed a declaratory judgment action in U.S. District Court in Boston (EFG, Inc. v. Marcus Katz, et al) seeking a finding that no option existed since there had been no agreement on essential terms. The former owners filed a motion to dismiss the action, which motion was denied on December 30, 1999. The former owners of ELA have filed an amended counterclaim, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract and business relationships and a breach of the Massachusetts Deceptive Trade Practices Act. The Company has filed an amended answer, denying all allegations in the amended counterclaim.

In re United Credit National Bank

         The Company's United Credit National Bank is currently subject to the terms of a Consent Order issued by the Comptroller of the Currency. (See Note B). The terms of the Consent Order will govern for the indefinite future the capitalization, funding activities, growth and operations of UCNB, a special purpose national bank headquartered in Sioux Falls, South Dakota. UCNB's failure to comply with the terms of the Consent Order could result in sanctions brought against UCNB, its officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

Other Matters

         The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

OTHER COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 1999 amount to $14.7 million in 2000, $11.1 million in 2001, $6.6 million in 2002, $3.7 in
2003, and $2.8 million in 2004. Rent expense amounted to $14.8 million, $9.2 million, and $8.6 million, for 1999, 1998, and 1997, respectively.

         In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 1999, the Company had outstanding student loan commitments for the years 2000 through 2020. The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

                                                                                         TOTAL        EXPECTED
                                                                                      COMMITMENT       FUNDING
                                                                                     ------------    ----------
                                                                                          (IN THOUSANDS)
2000..............................................................................   $    179,322    $   16,713
2001..............................................................................        242,633        15,265
2002..............................................................................        294,520        11,831
2003..............................................................................        307,611         8,004
2004..............................................................................        302,044         4,658
Thereafter........................................................................        716,085         5,796
                                                                                     ------------    ----------
                                                                                     $  2,042,215    $   62,267
                                                                                     ============    ==========

         Interest rates on the above commitments are principally variable (national prime plus 2%).

NOTE N -- EMPLOYEE BENEFIT AND STOCK OPTION PLANS

         The Company has an Employee Stock Ownership and Savings Plan (ESOP) which requires the Company to contribute 3% of the participants' compensation and match one-half of participants' contributions up to 6% of the participants' compensation. Substantially all full-time employees are eligible to participate in the ESOP. Contributions by the Company for 1999, 1998, and 1997 totaled $5.0 million, $4.1 million, and $3.2 million, respectively.

         Effective August 15, 1998, the Company's Chairman agreed to contribute 100,000 shares of UICI stock to all agents and employees of UICI and certain others as of August 15, 1998. These shares vest at August 15, 2002. The value of these shares will be distributed at that time.

         Agents of the Company are eligible to participate in the Agents Matching Total Ownership Plan ("AMTOP"). To be eligible, agents must participate in the Agents Total Ownership Plan ("ATOP"), which requires agents to purchase Company Common Stock and hold such Common Stock in ATOP. Through AMTOP, the Company provides matching credits to the agents' ATOP participation. AMTOP awards are payable in Company Common Stock or cash, and vest over periods up to ten years.

         The Company has certain other employee stock plans that award Company stock, and in some instances stock or options of affiliated companies, to Company employees and agents.

         Effective August 15, 1998, the Company granted agents and employees of the Company options to purchase 8.1 million shares of Company common stock at an exercise price of $15 per share. The options began vesting 20% each year, beginning on August 15, 1999 and thereafter through year 2001, and 40% on August 15, 2002. All options that are not vested when an agent or employee leaves will be forfeited. There were options for approximately 3,844,634 shares outstanding at December 31, 1999 under this plan. In 1999, the Company recognized $6.0 million of compensation expense related to this plan.

         The Company has a stock option plan that reserves for grant options to purchase up to 4,000,000 shares of common stock. Options under this plan may be granted to officers, key employees, and certain eligible non-employees at fair market value at the date of grant. The options vest at 20% every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the plan are exercisable over a five-year period. During 1999, the Company granted under this plan options to purchase an aggregate of 147,682 shares to officers, directors and employees at an average exercise price of $24.94 per share, which was equal to the market price at the date of grant. In December 1998, the Company issued 200,000 options at an option price of $19.50 to the Company's new President and CEO. The exercise price was equal to the market price of the stock at the date the option is granted.

         Set forth below is a summary of stock option transactions:

                                                                                                    AVERAGE
                                                                                  NUMBER            OPTION
                                                                                 OF SHARES    PRICE PER SHARE ($)
                                                                               -----------    -------------------
Outstanding options at January 1, 1997..................................           107,150           11.21
Granted.................................................................                --              --
Canceled................................................................                --              --
Exercised...............................................................           (46,559)           8.02
                                                                               -----------
Outstanding options at December 31, 1997................................            60,591           12.72
Granted.................................................................         8,294,305           15.11
Canceled................................................................        (2,167,346)          15.00
Exercised...............................................................                --
                                                                               -----------
Outstanding options at December 31, 1998................................         6,187,550           15.12
Granted.................................................................           147,682           24.94
Canceled................................................................        (1,644,316)          15.00
Exercised...............................................................          (438,009)          15.00
                                                                               -----------
Outstanding options at December 31, 1999................................         4,252,907           15.52
                                                                               ===========

Options exercisable at December 31,
  1997..................................................................            41,693           12.74
  1998..................................................................            60,591           15.12
  1999..................................................................           615,034           15.07

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 5.68%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.42; and a weighted-average expected life of the option of five years. The weighted average grant date fair value per share of stock options issued in 1999, 1998, and 1997 was $11.07, $6.03 and $0, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect on net income (loss) of the stock compensation amortization for the years presented above is not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                                              1999             1998            1997
                                                                          ------------     ------------    ------------
                                                                         (Dollars in thousands except per share amounts)
Pro forma income (loss):
       Income from continuing operations .............................    $     33,102     $     30,165    $     75,608
       Income (loss) from discontinued operations ....................        (179,132)          27,246          10,896
                                                                          ------------     ------------    ------------
       Net income (loss) .............................................    $   (146,030)    $     57,411          86,504
                                                                          ============     ============    ============
Pro forma earnings (loss) per common share: Basic earnings (loss):
       From continuing operations ....................................    $       0.71     $       0.65    $       1.67
       Income (loss) from discontinued operations ....................           (3.87)            0.59            0.24
                                                                          ------------     ------------    ------------
       Net income (loss) .............................................    $      (3.16)    $       1.24    $       1.91
                                                                          ============     ============    ============
Diluted earnings (loss):
       From continuing operations ....................................    $       0.69     $       0.65    $       1.67
       Income (loss) from discontinued operations ....................           (3.75)            0.59            0.24
                                                                          ------------     ------------    ------------
       Net income (loss) .............................................    $      (3.06)    $       1.24    $       1.91
                                                                          ============     ============    ============

NOTE O -- INVESTMENT ANNUITY SEGREGATED ACCOUNTS

         The Company has deferred investment annuity policies which have segregated account assets and liabilities amounting to $239.9 million and $229.9 million at December 31, 1999 and 1998, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

NOTE P -- SEGMENT INFORMATION

         The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc. and the Company's investment in HealthAxis.com, Inc. (formerly Insurdata Incorporated) and (iii) Other Key Factors.

Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements that are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests, and identifiable assets is summarized as follows:

                                                                        1999            1998            1997
                                                                     -----------     -----------     -----------
                                                                                    (IN THOUSANDS)
Revenues
Insurance:
  Self Employed Agency ..........................................    $   566,847     $   610,097     $   538,280
  Student Insurance .............................................        107,975         111,047          97,561
  OKC Division ..................................................         94,135          98,801         100,455
  Special Risk ..................................................         59,005          66,819          56,104
  National Motor Club ...........................................         27,806          27,257          10,296
                                                                     -----------     -----------     -----------
                                                                         855,768         914,021         802,696
                                                                     -----------     -----------     -----------
Financial Services:
  Educational Finance Group .....................................        104,592          57,233           8,014
  Insurdata .....................................................         46,184          41,236          25,088
  Other Business Units ..........................................             --          34,773          42,743
                                                                     -----------     -----------     -----------
                                                                         150,776         133,242          75,845
                                                                     -----------     -----------     -----------
Other Key Factors ...............................................         37,913          32,993          38,662
                                                                     -----------     -----------     -----------
Intersegment Eliminations .......................................        (31,274)        (23,505)        (11,641)
                                                                     -----------     -----------     -----------
          Total revenues ........................................    $ 1,013,183     $ 1,056,751     $   905,562
                                                                     ===========     ===========     ===========


                                                                        1999            1998            1997
                                                                     -----------     -----------     -----------
                                                                                    (IN THOUSANDS)
   Income from continuing operations before federal income
     taxes
   Insurance:
     Self Employed Agency .......................................    $    50,415     $    (4,765)    $    47,552
     Student Insurance ..........................................             49           6,089          15,540
     OKC Division ...............................................         17,405          20,436          18,880
     Special Risk ...............................................         (4,079)          5,805           7,988
     National Motor Club ........................................          3,200           5,099           2,024
                                                                     -----------     -----------     -----------
                                                                          66,990          32,664          91,984
   Financial Services:
     Educational Finance Group ..................................        (19,938)         (1,339)          2,020
     Insurdata ..................................................          2,322           3,277           2,637
     Other Business Units .......................................             --             441          (5,844)
                                                                     -----------     -----------     -----------
                                                                         (17,616)          2,379          (1,187)
                                                                     -----------     -----------     -----------
   Other Key Factors ............................................          1,478          12,219          21,017
                                                                     -----------     -----------     -----------
             Total income from continuing operations before
             federal income taxes ...............................    $    50,852     $    47,262     $   111,814
                                                                     ===========     ===========     ===========

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1999             1998           1997
                                                                   -------------   -------------   -------------
                                                                                  (IN THOUSANDS)
   Identifiable Assets
   Insurance:
     Self Employed Agency......................................    $     423,142   $     444,240   $     353,659
     Student Insurance.........................................           79,011          87,303          87,423
     OKC Division..............................................          582,275         585,055         605,803
     Special Risk..............................................           85,235          51,580          51,456
     National Motor Club.......................................           20,713          26,038          20,457
                                                                   -------------   -------------   -------------
                                                                       1,190,376       1,194,216       1,118,798
                                                                   -------------   -------------   -------------
   Financial Services:
     Educational Finance Group.................................        1,883,666         773,412          37,681
     Insurdata.................................................           22,931          22,338          16,417
     Other Business Units......................................           20,029          19,226          22,572
                                                                   -------------   -------------   -------------
                                                                       1,926,626         814,976          76,670
                                                                   -------------   -------------   -------------
   Other Key Factors...........................................          422,342         266,961         305,964
                                                                   -------------   -------------   -------------
             Total assets from continuing operations...........    $   3,539,344       2,423,115   $   1,501,432
                                                                   -------------   -------------   -------------

   Net assets from discontinued operations.....................               --          73,481          51,046
                                                                   -------------   -------------   -------------
             Total assets......................................    $   3,539,344   $   2,349,634   $   1,552,478
                                                                   =============   =============   =============

NOTE Q -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                         1999             1998            1997
                                                                     ------------     ------------    ------------
                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
     Income (loss) available to common shareholders:
     Income from continuing operations available to common
       shareholders .............................................    $     33,250     $     31,523    $     75,608
     Income (loss) from discontinued operations .................        (179,132)          27,246          10,896
                                                                     ------------     ------------    ------------
     Net income (loss) ..........................................    $   (145,882)    $     58,679    $     86,504
                                                                     ============     ============    ============

     Weighted average shares outstanding (thousands)
      -- basic earnings (loss) per share ........................          46,326           46,244          45,300
     Effect of dilutive securities:
     Employee stock options and other shares (see Note N) .......           1,504              224              35
                                                                     ------------     ------------    ------------
     Weighted average shares outstanding-- dilutive earnings
       (loss) per share .........................................          47,830           46,468          45,335
                                                                     ------------     ------------    ------------
     Basic earnings (loss) per share
          Income from continuing operations .....................    $       0.72     $       0.68    $       1.67
           Discontinued operations ..............................           (3.87)            0.59            0.24
                                                                     ------------     ------------    ------------
          Net income (loss) .....................................    $      (3.15)    $       1.27    $       1.91
                                                                     ============     ============    ============
     Diluted earnings (loss)  per share
          Income from continuing operations .....................    $        .70     $       0.67    $       1.67
           Discontinued operations ..............................           (3.75)            0.59            0.24
                                                                     ------------     ------------    ------------
          Net income (loss) .....................................    $      (3.05)    $       1.26    $       1.91
                                                                     ============     ============    ============

NOTE R -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

         Details of underwriting, acquisitions, and insurance expenses are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1999         1998         1997
                                                                             ---------    ---------    ---------
                                                                                       (IN THOUSANDS)
    Amortization of deferred policy acquisition costs....................... $  31,966    $  24,480    $  21,001
    Commissions.............................................................    65,451       97,614       91,082
    Administrative expenses.................................................   129,646      130,262      113,261
    Premium taxes...........................................................    16,372       18,514       24,498
                                                                             ---------    ---------    ---------
                                                                             $ 243,435    $ 270,870    $ 249,842
                                                                             =========    =========    =========

                                                                     SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              UICI (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                         ASSETS
                                                                                DECEMBER 31,
                                                                           -----------------------
                                                                              1999         1998
                                                                           ----------    ---------
Investments:
  Investments in and advances to subsidiaries*.....................        $  636,146    $ 545,252
  Net assets of discontinued operations............................                --       67,721
  Investment in agents' receivables................................            11,145       10,469
  Guaranteed student loans.........................................             4,030          992
  Collateral loans.................................................             1,256        2,504
  Short-term and other investments.................................             4,022       11,303
                                                                           ----------    ---------
          Total Investments........................................           656,599      638,241
Cash...............................................................            35,754        1,478
Other..............................................................             4,454       10,652
                                                                           ----------    ---------
                                                                           $  696,807    $ 650,371
                                                                           ==========    =========
                                   LIABILITIES

Accrued expenses and other liabilities.............................        $   17,796    $   1,171
Short-term debt....................................................             3,951       28,950
Long-term debt.....................................................           115,803       19,754
Net liabilities of discontinued operations.........................           149,880           --
Federal income taxes payable.......................................             1,943        5,705
                                                                           ----------    ---------
                                                                              289,373       55,580
                              STOCKHOLDERS' EQUITY

Preferred stock....................................................                --           --
Common stock.......................................................               466          464
Additional paid-in capital.........................................           173,585      166,489
Accumulated other comprehensive income (loss)......................           (30,432)      13,412
Retained earnings..................................................           268,544      414,426
Treasury stock.....................................................            (4,729)          --
                                                                           ----------    ---------
                                                                              407,434      594,791
                                                                           ----------    ---------
                                                                           $  696,807    $ 650,371
                                                                           ==========    =========



----------

*  Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                     SCHEDULE II

                              UICI (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                              1999          1998         1997
                                                                            ---------     --------     ---------
Income:
  Dividends from subsidiaries*........................................      $  50,416     $ 37,863     $  39,154
  Interest income.....................................................          3,174        6,736         9,981
  Interest and other income from subsidiaries*........................          6,515        1,043           572
  Losses on sale of investments.................................                 (403)         (41)         (162)
  Fees and other income...............................................          1,423          723         1,981
                                                                            ---------     --------     ---------
                                                                               61,125       46,324        51,526
                                                                            ---------     --------     ---------
Expenses:
  General and administrative expenses.................................         21,658        4,320           955
  Administrative expenses to subsidiaries*............................             --          215            --
  Interest expense....................................................          7,067        2,641         2,449
                                                                            ---------     --------     ---------
                                                                               28,725        7,176         3,404
                                                                            ---------     --------     ---------
Income before equity in undistributed earnings (loss)
  of subsidiaries and federal income taxes (benefit)..................         32,400       39,148        48,122
Equity in undistributed earnings (loss) of continuing operations......         (5,523)        (522)       34,053
                                                                            ---------     --------     ---------
Income before federal income taxes....................................         26,877       38,626        82,175
Federal income taxes (benefit)........................................         (6,373)       7,103         6,567
                                                                            ---------     --------     ---------
          Net income from continuing operations.......................         33,250       31,523        75,608
Net income (loss) of discontinued operations..........................       (179,132)      27,246        10,896
                                                                            ---------     --------     ---------
Net income (loss).....................................................      $(145,882)    $ 58,769     $  86,504
                                                                            =========     ========     =========


----------

*  Eliminated in consolidation.

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                     SCHEDULE II

                              UICI (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            1999           1998         1997
                                                                         ----------     ----------   ----------
OPERATING ACTIVITIES
  Net Income (loss)................................................      $ (145,882)    $   58,769   $   86,504
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Equity in undistributed (earnings) loss of subsidiaries
        of discontinued operations.................................         179,132        (27,246)     (10,896)
     Equity in undistributed earnings of continuing operations.....           5,523            522      (34,053)
     (Gains) losses on sale of investments.........................             403             41          162
     Decrease in amounts due from related companies................              --             --          547
     Increase in other receivables.................................          (2,649)        (3,300)          --
     Increase (decrease) in accrued expenses and other liabilities.          16,625         (2,016)         299
     Deferred income taxes (benefit)...............................          (3,901)        (1,047)       1,914
     Increase (decrease) in federal income taxes payable...........             139          6,260       (5,035)
     Other items, net..............................................           8,847         (2,693)         135
                                                                         ----------     ----------   ----------
     Cash provided by continuing operations........................          58,237         29,290       39,577
     Cash provided by (used in) discontinued operations............         (21,372)       (10,648)       4,263
                                                                         ----------     ----------   ----------
       Net cash Provided by Operating Activities...................          36,865         18,642       43,840
                                                                         ----------     ----------   ----------
INVESTING ACTIVITIES
  Purchase of subsidiaries.........................................              --             --      (66,948)
  Disposal of subsidiaries and assets..............................              --         21,270           --
  Purchase of minority interest....................................            (878)       (11,117)     (15,062)
  Increase of investments in and advances to subsidiaries..........         (91,037)       (79,525)     (28,017)
  Payments of credit card loans....................................              --             --           --
  Funding of credit card loans.....................................              --                         --
  Purchase of health business......................................              --             --       (5,218)
  Net decrease (increase) in other investments.....................           5,491        (10,661)      86,200
  Decrease (increase) in agents' receivables.......................            (676)         8,197       (5,384)
  Investing activities of discontinued operations..................          15,821         26,145       (4,118)
                                                                         ----------     ----------   ----------
       Net cash Used in Investing Activities.......................         (71,279)       (45,691)     (38,547)
                                                                         ----------     ----------   ----------
FINANCING ACTIVITIES
  Proceeds of notes payable........................................         115,000         37,000           --
  Repayment of notes payable.......................................         (43,950)       (15,950)          --
  Proceeds from capital contribution...............................          10,129             --           --
  Purchase of treasury stock.......................................          (4,729)            --         (194)
  Other changes in equity..........................................          (7,760)         3,900          417
                                                                         ----------     ----------   ----------
       Net cash Provided by Financing Activities...................          68,690         24,950          223
                                                                         ----------     ----------   ----------
       Increase (decrease) in Cash.................................          34,276         (2,099)       5,516
       Cash (overdraft) at Beginning of Period.....................           1,478          3,577       (1,939)
                                                                         ----------     ----------   ----------
       Cash at End of Period.......................................      $   35,754     $    1,478   $    3,577
                                                                         ==========     ==========   ==========

         The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                    COL. A                                COL. B         COL. C           COL. D         COL. E
--------------------------------------------------      ----------  ----------------- -------------  -------------
                                                         DEFERRED     FUTURE POLICY
                                                          POLICY    BENEFITS, LOSSES,
                                                        ACQUISITION CLAIMS, AND LOSS     UNEARNED     POLICYHOLDER
                                                           COSTS        EXPENSES         PREMIUMS         FUNDS
                                                        ----------- -----------------    --------     ------------
                                                                              (IN THOUSANDS)
December 31, 1999:
  Self Employed Agency............................        $ 17,313      $  256,434      $   33,762      $  8,016
  Student Insurance...............................           2,862          24,543          27,954            --
  OKC Division....................................          48,550         443,575          30,278        11,074
  Special Risk....................................             650          62,509           1,450            --
  National Motor Club.............................              --           1,658           4,104            --
                                                          --------      ----------      ----------      --------
          Total...................................        $ 69,375      $  788,719      $   97,548      $ 19,090
                                                          ========      ==========      ==========      ========
December 31, 1998:
  Self Employed Agency............................        $ 22,856      $  255,170      $   37,142      $  7,972
  Student Insurance...............................           3,212          25,621          31,546            --
  OKC Division....................................          50,894         465,782          35,957         9,560
  Special Risk....................................             910          37,552           1,552         3,058
  National Motor Club.............................           1,611           1,470           4,372            --
                                                          --------      ----------      ----------      --------
          Total...................................        $ 79,483      $  785,595      $  110,569      $ 20,590
                                                          ========      ==========      ==========      ========
December 31, 1997:
  Self Employed Agency............................        $ 22,778      $  205,429      $   39,085      $  6,614
  Student Insurance...............................           7,469          28,785          29,899            --
  OKC Division....................................          54,377         487,380          30,942         8,940
  Special Risk....................................           1,170          24,251             957         4,197
  National Motor Club.............................             220              --           4,813            --
                                                          --------      ----------      ----------      --------
          Total...................................        $ 86,014      $  745,845      $  105,696      $ 19,751
                                                          ========      ==========      ==========      ========

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

               SUPPLEMENTARY INSURANCE INFORMATION -- (CONTINUED)



                                             COL. F      COL. G       COL. H      COL. I        COL. J       COL. K
                                           ---------   ----------  ----------- ------------  -----------  ---------
                                                                     BENEFITS, AMORTIZATION
                                                                      CLAIMS    OF DEFERRED
                                                                    LOSSES, AND   POLICY        OTHER
                                             PREMIUM   INVESTMENT   SETTLEMENT  ACQUISITION   OPERATING   PREMIUMS
                                             REVENUE     INCOME*     EXPENSES      COSTS      EXPENSES*    WRITTEN
                                           ---------   ----------  ----------- ------------  -----------  ---------
                                                                        (IN THOUSANDS)
1999:
  Self Employed Agency................     $  526,224    $ 19,252   $ 349,472     $ 14,327    $ 131,262
  Student Insurance...................        103,633       2,768      78,807          349       27,196
  OKC Division........................         57,283      29,579      39,623       13,496       16,338
  Special Risk........................         46,756       2,628      44,301          260        8,902
  National Motor Club.................          2,691         153       2,371        3,534           71
                                           ----------    --------   ---------     --------    ---------
                                           $  736,587    $ 54,380   $ 514,574     $ 31,966    $ 183,769   $   733,299
                                           ==========    ========   =========     ========    =========   ===========
1998:
  Self Employed Agency................     $  572,516    $ 18,467   $ 430,228     $  3,030    $ 162,490
  Student Insurance...................        107,029       2,764      76,448        3,393       23,863
  OKC Division........................         58,915      32,667      38,573       17,797       14,777
  Special Risk........................         55,155       2,455      38,115          260       13,430
  National Motor Club.................          3,007         363       2,671           --           70
                                           ----------    --------   ---------     --------    ---------
                                           $  796,622    $ 56,716   $ 586,035     $ 24,480    $ 214,630    $  791,958
                                           ==========    ========   =========     ========    =========    ==========
1997:
  Self Employed Agency................     $  503,167    $ 14,787   $ 317,703     $  2,667    $ 150,031
  Student Insurance...................         94,099       2,599      56,026           --       25,133
  OKC Division........................         58,411      34,159      43,223       18,204       12,263
  Special Risk........................         44,636         847      30,016          130        7,349
  National Motor Club.................          3,027         104       2,689           --           55
                                           ----------    --------   ---------     --------    ---------
                                           $  703,340    $ 52,496   $ 449,657     $ 21,001    $ 194,831    $  708,989
                                           ==========    ========   =========     ========    =========    ==========

----------

    * Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                                                                     SCHEDULE IV

                                      UICI
                                AND SUBSIDIARIES

                                   REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                                                PERCENTAGE
                                                                                                                 OF AMOUNT
                                                           GROSS                                      NET         ASSUMED
                                                          AMOUNT          CEDED        ASSUMED      AMOUNT        TO NET
                                                       ------------   ------------  -----------  ------------   ----------
Year ended December 31, 1999
  Life insurance in force........................      $  5,366,204   $  1,144,756  $   501,703  $  4,723,151       10.6%
                                                       ============   ============  ===========  ============    =======

Premiums:
  Life insurance.................................      $     50,695   $      9,795  $     5,516  $     46,416       11.9%
  Health insurance...............................           584,513         53,452      159,110       690,171       23.1%
                                                       ------------   ------------  -----------  ------------
                                                       $    635,208   $     63,247  $   164,626  $    736,587
                                                       ============   ============  ===========  ============
Year ended December 31, 1998
  Life insurance in force........................      $  4,850,858   $  1,291,525  $ 1,668,440  $  5,227,773       31.9%
                                                       ============   ============  ===========  ============    =======

Premiums:
  Life insurance.................................      $     51,755   $     13,237  $    10,829  $     49,347       21.9%
  Health insurance...............................           566,112         34,032      215,195       747,275       28.8%
                                                       ------------   ------------  -----------  ------------
                                                       $    617,867   $     47,269  $   226,024  $    796,622
                                                       ============   ============  ===========  ============
Year ended December 31, 1997
  Life insurance in force........................      $  4,898,072   $  1,526,651  $ 2,115,614  $  5,487,035       38.6%
                                                       ============   ============  ===========  ============    =======

Premiums:
  Life insurance.................................      $     54,497   $     16,539  $    11,476  $     49,434       23.2%
  Health insurance...............................           420,432         25,778      259,252       653,906       39.6%
                                                       ------------   ------------  -----------  ------------
                                                       $    474,929   $     42,317  $   270,728  $    703,340
                                                       ============   ============  ===========  ============

                                                                      SCHEDULE V

                                      UICI
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                                                 RECOVERIES/  DEDUCTIONS/
                                                         BALANCE AT     ADDITIONS     CHARGED      AMOUNTS      BALANCE
                                                         BEGINNING      COST AND     TO OTHER      CHARGED     AT END OF
                                                         OF PERIOD      EXPENSES     ACCOUNTS        OFF        PERIOD
                                                         ----------    ----------   ---------    -----------  -----------
Allowance for losses
Year ended December 31, 1999
  Agents' receivables...............................     $      483    $    1,851         --     $      (352) $     1,982
  Mortgage and collateral loans.....................            650            --         --              --          650
  Student loans.....................................            935         1,317         --              --        2,252
  Real estate.......................................          1,083                       --              --        1,083
Year ended December 31, 1998
  Agents' receivables...............................     $    1,491    $       95         --     $    (1,103) $       483
  Mortgage and collateral loans.....................            650            --         --              --          650
  Student loans.....................................            400           535         --              --          935
  Real estate.......................................          2,723           400         --          (2,040)       1,083
Year ended December 31, 1997
  Agents' receivables...............................     $    1,182    $      501   $      1     $      (193) $     1,491
  Mortgage and collateral loans.....................            650            --         --              --          650
  Student loans.....................................            278           122         --              --          400
  Real estate.......................................          2,614           109         --              --        2,723

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------
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

 3.1(A)  -- Certificate of Incorporation of UICI, as amended, filed as
            Exhibit 4.1 (a) to Registration Statement on Form S-8, File No.
            333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.

 3.2(A)  -- Restated By-Laws, as amended, of the Company, filed as Exhibit
            4.1(b) to Registration Statement on Form S-8 File No. 333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.

 10.1(B) -- Reinsurance Agreement between AEGON USA Companies and UICI
            Companies Effective January 1, 1995, as amended through November 21,
            1995 and incorporated by reference herein.

 10.1(C) -- Amendment No. 3 to Reinsurance Agreement between AEGON USA
            Companies and UICI Companies effective April 1, 1996, and filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated April
            1, 1996 (File No. 0-14320), and incorporated by reference herein.
            The Amendment No. 3 amends the Reinsurance Agreement between AEGON
            USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File
            No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.

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

 10.5(C) -- Offer to Purchase, filed as Exhibit (a) (1) to Statement on
            Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the
            Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

 10.6    -- Agreement for acquisition of capital stock of Life Insurance
            Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and
            Exchange Commission on March 27, 1987 and incorporated by reference herein.

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------

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

   10.14 -- UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as exhibit 10.1 to Form 10-Q dated
            March 31, 1999, (File No. 0-14320, and incorporated by reference herein.

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

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------
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

   10.27 -- Asset Purchase Agreement between UICI Companies and PFL Life
            Insurance Company, Bankers United Life Assurance Company, Life
            Investors Insurance Company of America and Monumental Life Insurance
            Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company's Report on Form 8-K dated April 1,
            1996 (File No. 0-14320) and incorporated by reference herein.

   10.28 -- General Agent's Agreement between Mid-West National Life
            Insurance Company of Tennessee and United Group Association, Inc.
            effective April 1, 1996, and filed as Exhibit 10.3 to the Company's
            Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.

   10.29 -- General Agent's Agreement between The MEGA Life and Health
            Insurance Company and United Group Association, Inc. Effective April
            1, 1996, and filed as Exhibit 10.4 to the Company's Report on Form
            8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

   10.30 -- Agreement between United Group Association, Inc. and Cornerstone
            Marketing of America effective April 1, 1996, and filed as Exhibit
            10.5 to the Company's Current Report on Form 8-K dated April 1, 1996
            (File No. 0-14320) and incorporated by reference herein.

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    -------                    ----------------------
   10.31 -- Stock exchange agreement dated October 1996 by and between Amli
            Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as Exhibit 10.31 to the Registration Statement on Form S-3 File No. 333-23899 filed with the Securities and Exchange Commission on April 25, 1997 and
            incorporated by reference herein.

   10.32 -- Agreement dated December 6, 1997 by and between UICI, UICI
            Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S. Katz, Ryan
            D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration
            Statement on Form S-3 File No. 333-42937 filed with the Securities and Exchange Commission on December 22, 1997 and incorporated by reference herein.

   10.33 -- Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational Finance Group,
            Inc. filed as exhibit 10.1 to Form 10-Q dated September 30, 1999,
            (File No. 0-14320), and incorporated by reference herein.

   10.34 -- Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent dated May 17, 1999 filed as exhibit 10.2 to Form 10-Q dated September 30, 1999, (File No.
            0-14320), and incorporated by reference herein.

   10.35 -- Indenture Agreement dated as of August 5, 1999 between EFG-III,
            LP, as Issuer and The First National Bank of Chicago, as Indenture
            Trustee and Eligible Lender Trustee filed as exhibit 10.3 to Form
            10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.

   10.36 -- Indenture Agreement dated as of June 14, 1999 between EFG-II, LP, as
            Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as exhibit 10.4 to Form 10-Q dated
            September 30, 1999, (File No. 0-14320), and incorporated by reference herein.

   10.37 -- Amended and Plan of Merger by and among UICI, UICI Acquisition
            Co., and HealthPlan Services Corporation dated as of October 5, 1999 filed as exhibit 2 to Form 8K dated October 5, 1999 and incorporated by reference herein.

   10.38 -- Voting agreements dated October 5, 1999 between UICI and
            Automatic Data Processing, Inc., James K. Murray, Jr., Shinnston
            Enterprises, Ltd., Elm Grove Associates, William Bennett, and Robert
            Parker filed as exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and
            99.7, respectively to Form 8K dated October 5, 1999 and incorporated herein.

   10.39 -- Amended and Restated Agreement and Plan of Merger, dated as of
            February 18, 2000, by and among UICI, UICI Acquisition Co., UICI
            Capital Trust I and HealthPlan Services Corporation filed as exhibit
            99.2 to Form 8K dated February 18, 2000 and incorporated by reference herein.

   10.40 -- Amended and Restated Loan Agreement, dated as of March 10, 2000, between UICI, the Banks named therein and Bank of America, NA, for itself and as agent, filed as exhibit 99.2 to Form 8K dated March
            22, 2000 and incorporated by reference herein

   10.41 -- Promissory Note, dated March 14, 2000, payable by UICI SUB I,
            Inc. to LM Financial, LLC, filed as exhibit 99.3 to Form 8K dated
            March 22, 2000 and incorporated by reference herein

   10.42 -- Guaranty, dated March 14, 2000, from UICI to LM Financial, LLC, filed as exhibit 99.4 to Form 8K dated March 22, 2000 and incorporated by reference herein

   21    -- Subsidiaries of UICI

   23    -- Consent of Independent Auditors

   24    -- Power of Attorney

   27    -- Financial Data Schedule