Form 10-Q
period 2000-03-31
UICI
filed 2000-05-15
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

                        [ ] TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM          TO
                                                ---------  ---------
                          COMMISSION FILE NO. 001-14953
                                 ---------------

                                      UICI
             (Exact name of registrant as specified in its charter)

           Delaware                                              75-2044750
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 4001 McEwen, Suite 200, Dallas, Texas                              75244
---------------------------------------                         ------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code (972) 392-6700
                                                   --------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value 46,427,024 shares as of May 1, 2000.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION                                                    3

Item 1.    Financial Statements                                                     3

           Consolidated condensed balance sheets-March 31, 2000
           (unaudited)  and December 31, 1999                                       3

           Consolidated condensed statements of income
           (unaudited)-Three months ended March 31, 2000 and 1999                   4

           Consolidated statements of comprehensive income
           (unaudited)-Three months ended March 31, 2000 and 1999                   5

           Consolidated condensed statements of cash flows
           (unaudited)-Three months ended March 31, 2000 and 1999                   6

           Notes to consolidated condensed financial statements
           (unaudited)-March 31, 2000                                               7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk              31

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                       31

Item 6.    Exhibits and Reports on Form 8-K                                        32

      SIGNATURES                                                                   33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2000             1999
                                                                      -----------      -----------
                                                                      (UNAUDITED)
                                                                      -----------
                                       ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2000-- $877,968; 1999-- $904,662) ..........................     $   837,453      $   861,337
     Equity securities, at fair value (cost:
     2000-- $25,041; 1999-- $25,951) ............................          21,919           23,079
  Mortgage and collateral loans .................................           5,017            6,324
  Policy loans ..................................................          21,899           20,444
  Investment in HealthAxis.com ..................................          22,010               --
  Investment in other equity investees ..........................          43,231           47,696
  Short-term investments ........................................         122,946           79,608
                                                                      -----------      -----------
         Total Investments ......................................       1,074,475        1,038,488
Cash ............................................................          11,003           74,091
Student loans ...................................................       1,492,744        1,326,050
Restricted cash .................................................         188,981          489,720
Reinsurance receivables .........................................         101,618          104,946
Due premiums and other receivables and assets ...................          45,393           58,800
Investment income due and accrued ...............................          66,985           51,751
Deferred acquisition costs ......................................          80,422           80,188
Goodwill ........................................................         135,359          152,668
Deferred income tax .............................................          78,028          105,664
Property and equipment, net .....................................          49,986           56,978
                                                                      -----------      -----------
                                                                      $ 3,324,994      $ 3,539,344
                                                                      ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy and contract benefits ...........................     $   448,250      $   452,776
  Claims ........................................................         334,643          335,943
  Unearned premiums .............................................         100,931           97,548
  Other policy liabilities ......................................          19,230           19,090
Other liabilities ...............................................         112,127          112,631
Collections payable .............................................          57,811          113,057
Debt ............................................................         115,590          120,637
Student loan credit facilities ..................................       1,620,682        1,730,348
Net liabilities of discontinued operations (includes reserve
  for losses on disposal) .......................................          85,881          149,880
                                                                      -----------      -----------
                                                                        2,895,145        3,131,910
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share ....................              --               --
  Common Stock, par value $0.01 per share .......................             467              466
  Additional paid-in capital ....................................         174,544          173,585
  Accumulated other comprehensive loss ..........................         (28,768)         (30,432)
  Retained earnings .............................................         288,335          268,544
  Treasury stock, at cost .......................................          (4,729)          (4,729)
                                                                      -----------      -----------
                                                                          429,849          407,434
                                                                      -----------      -----------
                                                                      $ 3,324,994      $ 3,539,344
                                                                      ===========      ===========


NOTE: The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ------------------------
                                                                    2000          1999
                                                                 ---------      ---------
REVENUE
  Premiums:
     Health ................................................     $ 165,331      $ 174,479
     Life premiums and other considerations ................        10,864         12,073
                                                                 ---------      ---------
                                                                   176,195        186,552
  Investment income ........................................        24,268         21,216
  Other interest income ....................................        28,023         13,712
  Other fee income .........................................        29,391         29,698
  Other income .............................................           770          1,113
  Gain on sale of HealthAxis.com shares ....................        26,300             --
  Gains (losses) on sale of other investments ..............          (963)         1,981
                                                                 ---------      ---------
                                                                   283,984        254,272
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ................       115,246        141,472
  Underwriting, acquisition, and insurance expenses ........        61,286         61,345
  Other expenses ...........................................        31,009         20,518
  Depreciation and amortization ............................         3,961          2,982
  Interest expense .........................................         3,277          1,008
  Interest expense-- student loan credit facility ..........        24,982         10,525
  Equity in operating loss from HealthAxis.com investment ..         5,920             --
                                                                 ---------      ---------
                                                                   245,681        237,850
                                                                 ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ......        38,303         16,422
Federal income taxes .......................................        18,512          5,108
                                                                 ---------      ---------
INCOME FROM CONTINUING OPERATIONS ..........................        19,791         11,314
DISCONTINUED OPERATION:
Income from operations, (net of income tax expense of
  $0, and $5,179 in 2000 and 1999, respectively) ...........            --          9,566
                                                                 ---------      ---------
NET INCOME .................................................     $  19,791      $  20,880
                                                                 =========      =========
Earnings per share:
Basic earnings
     Income from continuing operations .....................     $    0.43      $    0.24
     Income from discontinued operations ...................            --           0.21
                                                                 ---------      ---------
     Net income ............................................     $    0.43      $    0.45
                                                                 =========      =========
Diluted earnings
     Income from continuing operations .....................     $    0.42      $    0.24
     Income from discontinued operations ...................            --           0.20
                                                                 ---------      ---------
     Net income ............................................     $    0.42      $    0.44
                                                                 =========      =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ----------------------
                                                                        2000          1999
                                                                      --------      --------
Net income ......................................................     $ 19,791      $ 20,880

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period ....        2,342       (19,637)
     Reclassification adjustment for gains
       included in net income ...................................          220         1,386
                                                                      --------      --------
           Other comprehensive gains (losses),
             before tax .........................................        2,562       (18,251)
     Income tax (expense) benefit related to items of
       other comprehensive income ...............................         (898)        6,384
                                                                      --------      --------
           Other comprehensive gains (losses), net of tax .......        1,664       (11,867)
                                                                      --------      --------

Comprehensive income ............................................     $ 21,455      $  9,013
                                                                      ========      ========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ---------      ---------
                                                                                            2000           1999
                                                                                          ---------      ---------
                                                                                                          (Note)
OPERATING ACTIVITIES
   Net income .......................................................................     $  19,791      $  20,880
   Adjustments to reconcile net income to
     cash provided by (used in) operating activities:
     Increase (decrease) in policy liabilities ......................................         1,641         (1,817)
     Increase (decrease) in other liabilities .......................................         3,054        (16,153)
     Increase (decrease) in federal income taxes payable ............................        26,983        (10,314)
     Decrease (increase) in deferred acquisition costs ..............................          (234)         1,939
     Increase in accrued investment income ..........................................       (15,234)        (8,454)
     Decrease in reinsurance and other receivables ..................................         8,758         11,011
     Depreciation and amortization ..................................................         4,015          2,982
     Decrease in collections payable ................................................       (55,246)            --
     Operating loss of HealthAxis.com ...............................................         5,920             --
     Gains on sale of investments ...................................................       (25,337)        (1,981)
     Cash and other items (contributed to) received from discontinued operations ....       (63,999)         3,774
     Other items, net ...............................................................         3,917         (1,228)
                                                                                          ---------      ---------
         Cash Provided by (Used in) Operating Activities ............................       (85,971)           639
                                                                                          ---------      ---------
INVESTING ACTIVITIES
   Increase in student loans ........................................................      (166,694)      (117,629)
   Decrease (increase) in other investments .........................................       (12,409)        34,116
   Proceeds from sale of 2 million shares of HealthAxis.com .........................        30,000             --
   Decrease in restricted cash ......................................................       300,739          3,851
   Increase in agents' receivables ..................................................        (3,188)        (1,525)
   Purchase of subsidiary ...........................................................        (4,481)            --
   Increase in property and equipment ...............................................        (3,422)        (1,852)
                                                                                          ---------      ---------
         Cash Provided by (Used in) Investing Activities ............................       140,545        (83,039)
                                                                                          ---------      ---------

FINANCING ACTIVITIES

   Deposits from investment products ................................................         4,106          4,139
   Withdrawals from investment products .............................................        (8,050)        (7,732)
   Proceeds from student loan borrowings ............................................       280,696        296,330
   Repayment of student loan borrowings .............................................      (390,362)      (226,631)
   Proceeds from debt ...............................................................        70,000         15,224
   Repayment of debt ................................................................       (75,012)          (448)
   Other items ......................................................................           960         (4,575)
                                                                                          ---------      ---------
         Cash Provided by (Used in) Financing Activities ............................      (117,662)        76,307
                                                                                          ---------      ---------

         Net Decrease in Cash .......................................................       (63,088)        (6,093)
         Net Cash at Beginning of Period ............................................        74,091         16,900
                                                                                          ---------      ---------
         Cash at End of Period ......................................................     $  11,003      $  10,807
                                                                                          =========      =========


See notes to consolidated condensed financial statements.

Note: Certain amounts have been reclassified to conform to the 2000 financial statement presentation.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

NOTE B - DISCONTINUED OPERATION

     The Company has classified its United CreditServ business unit as a discontinued operation. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000, after which it will no longer engage in the sub-prime credit card business. Accordingly, the assets, liabilities, and results of operations for this business unit have been reflected as discontinued operations for all periods presented.

     At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. During the first quarter of 2000, the discontinued operation incurred a loss from operations in the amount of approximately $14.6 million, which was charged to the liability for loss on disposal. The Company currently estimates that the remaining liability of $115.4 million will be adequate to absorb losses on disposal, including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. Accordingly, no gain or additional loss from discontinued operations was recognized in the first quarter. The loss the Company will ultimately realize upon the disposal of the discontinued operation could differ materially from the current estimate.

     The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000 and through May 12, 2000, UICI has contributed to United CreditServ an aggregate of $79 million in cash. UICI has funded these cash contributions with the proceeds of sale of investment securities, cash dividends from its insurance company subsidiaries and cash on hand.

     The unsecuritized net credit card receivables of United Credit National Bank ("UCNB") decreased from $190.7 million at December 31, 1999 to $162.9 million at March 31, 2000. Time deposits at UCNB increased from $290 million at December 31, 1999 to $296 million at March 31, 2000. In accordance with the terms of a Consent Order issued February 25, 2000 by the Office of the Comptroller of the Currency (the "OCC"), UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. The maturity schedule for certificates of deposit outstanding at March 31, 2000 is as follows: $113.4 million by June 30, 2000; $101.1 million between July 1 and September 30, 2000; $64.5 million between October 1 and December 31, 2000; and $17 million between January 1, 2001 and August 31, 2002. At May 12, 2000, UCNB had $255.2 million of certificates of deposits outstanding, and UCNB had approximately $137.5 million in cash, cash equivalents and short term U.S. Treasury securities.

     In accordance with the terms of the Consent Order, on March 29, 2000, UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that, on or before December 31, 2000 (the "Plan Period"), United CreditServ will dispose of its interest in UCNB or, alternatively, UCNB will dispose of all of its assets. To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. The Proposed Capital Plan contemplated that UICI would be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period, of which $11.55 million was contributed on April 28, 2000.

     The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC, and discussions are ongoing among the OCC, FDIC, UCNB and the Company concerning the Proposed Capital Plan. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement would have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

     In addition, in the event that the OCC determines that the Proposed Capital Plan does not comply with the terms of the Consent Order, the OCC may take a number of actions, including directing that a new capital plan be submitted, seeking an order from a Federal District Court directing compliance with the Consent Order, and/or seeking the assessment of civil money penalties.

     Transactions between an insured bank (including UCNB, the Company's indirect wholly owned subsidiary) and the insured bank's affiliates are subject to, among other things, the quantitative and qualitative restrictions of Section 23A of the Federal Reserve Act, as well as safety and soundness considerations. The OCC has expressed criticism with respect to certain of the transactions that have taken place between UCNB and the Company and/or certain of its wholly owned subsidiaries. The Company disagrees, but cannot predict at this time, what action, if any, the OCC will ultimately take with respect to these transactions.

     Set forth below is a summary of the operating results of the United CreditServ business for the three months ended March 31, 2000 and 1999, respectively.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                     2000          1999
                                                                   --------      --------
REVENUE
  Net interest income ........................................     $  4,566      $  4,236
  Credit card fees and other fee income ......................       50,485        54,578
                                                                   --------      --------
          Total revenues .....................................       55,051        58,814
EXPENSES
  Provision for loan losses ..................................       38,193        26,895
  Operating expenses .........................................       31,457        17,174
                                                                   --------      --------
          Total expenses .....................................       69,650        44,069
Income (loss) from operations before federal income taxes ....      (14,599)       14,745
Amount charged to allowance for loss on disposal .............       14,599            --
Federal income taxes .........................................           --         5,179
                                                                   --------      --------
Income from discontinued operations ..........................     $     --      $  9,566
                                                                   ========      ========

     Assets and liabilities of the United CreditServ business to be disposed of consisted of the following at March 31, 2000 and December 31, 1999:

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2000            1999
                                                                    ---------     ------------
                                                                        (IN THOUSANDS)
Assets
  Cash ........................................................     $   3,933      $  18,469
  Short term investments ......................................       160,176         92,070
  Credit card receivables,  net of allowance for losses .......       162,878        190,676
  Other assets ................................................        52,191         46,869
                                                                    ---------      ---------
          Total assets ........................................     $ 379,178      $ 348,084
Liabilities
  Time deposits ...............................................       296,042        290,023
  Notes payable ...............................................         6,928         12,241
  Other liabilities ...........................................        46,688         65,700
  Reserve for loss on disposal ................................       115,401        130,000
                                                                    ---------      ---------
          Total liabilities ...................................       465,059        497,964
                                                                    ---------      ---------
Net liabilities to be disposed ................................     $ (85,881)     $(149,880)
                                                                    =========      =========


     The following is a summary of the credit card loans as of March 31, 2000 and December 31, 1999:

                                             MARCH 31,   DECEMBER 31,
                                               2000         1999
                                             --------    ------------
                                                (IN THOUSANDS)
AFCA credit card loans .................     $ 46,350     $ 38,467
ACE credit card loans ..................      168,060      236,855
Transferor's interest ..................       19,173       23,992
                                             --------     --------
          Total credit card loans ......     $233,583     $299,314
                                             ========     ========

     The Company's allowance for losses on credit card loans is summarized below:

                                            THREE MONTHS ENDED       YEAR ENDED
                                              MARCH 31, 2000      DECEMBER 31, 1999
                                            ------------------    -----------------
                                                        (IN THOUSANDS)
Balance at beginning of year ...........         $ 108,638          $  66,811
Provision for loan losses ..............            38,193            211,747
Recoveries .............................             8,368             40,091
Charge offs and other ..................           (84,494)          (210,011)
                                                 ---------          ---------
          Balance at end of period .....         $  70,705          $ 108,638
                                                 =========          =========

NOTE C-LIQUIDITY

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

     The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company (see Note B - Discontinued Operation).

     Based on projections as of May 10, 2000, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $65.0 million to fund future operating losses of the credit card business, including approximately $13 million which will be required to be contributed as additional capital to UCNB pursuant to the Proposed Capital Plan. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $26 million, of which $14.0 million represents a mandatory principal payment owing on its bank credit facility in July 2000.

     The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($23.0 million at May 8, 2000), possible sales of certain of its operating subsidiaries, sales of investment securities, proceeds from refinancing of indebtedness, proceeds from the issuance by the holding company of debt and/or equity securities, or regular dividends from its regulated insurance subsidiaries, if required. It is likely that the payment of dividends from its regulated insurance subsidiaries will adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $16.0 million after December 22, 2000.

     There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

NOTE D - INSURDATA -- HEALTHAXIS.COM MERGER

     During 1999 the Company held substantially all of the capital stock of Insurdata Incorporated ("Insurdata"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. On January 7, 2000, Insurdata merged with and into HealthAxis.com, Inc. ("HealthAxis.com"), a web-based retailer of health insurance products and related consumer services. Following the merger (the "HealthAxis Merger"), the Company held approximately 44%, and HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger. The Company recognized no gain on the non-monetary exchange of stock in the HealthAxis Merger due to uncertainty of realization of the gain.

     On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a gain in the amount of $26.3 million. Giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

     The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At March 31, 2000, the Company's carrying value of its investment in HealthAxis.com was $22.0 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the quarter ended March 31, 2000.

     On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger, pursuant to which HAI will acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI. Upon consummation of the reorganization transactions, HealthAxis.com shareholders (including the Company) will receive 1.127 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Under the terms of the transaction, HAI will issue new shares to acquire all of the outstanding HealthAxis.com shares that HAI does not already own. The consummation of the merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval. The closing of the merger is currently anticipated to occur during the second quarter of 2000. It is anticipated that, following the merger, the Company will hold approximately 20.1 million shares (representing 43.2%) of the issued and outstanding shares of HAI, of which 10.0 million shares (representing 21.6%) will be subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company will have the right to vote such shares. At May 11, 2000, the closing price of HAI common stock on the Nasdaq National Market was $5.1875 per share.

Set forth below is summary condensed balance sheet and income statement data for HealthAxis.com as of, and for the three-month period ended, March 31, 2000. This financial information has been adjusted to exclude the effects of push-down accounting for the HealthAxis Merger.

                                             MARCH 31,
                                               2000
                                             ---------
                                          (IN THOUSANDS)
Assets
  Cash ..................................     $44,196
  Accounts receivable ...................       7,455
  Property and equipment ................       9,070
  Other assets ..........................       7,963
                                              -------
          Total assets ..................     $68,684
                                              =======
Liabilities
  Accounts payable and accrued expenses..     $ 7,983
  Other liabilities .....................       3,813
                                              -------
          Total liabilities .............      11,796
Stockholders' equity ....................      56,888
                                              -------
Total liabilities and equity ............     $68,684
                                              =======

                             THREE MONTHS ENDED
                               MARCH 31, 2000
                             ------------------
                               (IN THOUSANDS)
Revenue .................         $ 11,673
Operating expenses ......          (25,524)
                                  --------
          Net loss ......         $(13,851)
                                  ========


NOTE E - DEBT RESTRUCTURING

     On March 14, 2000, UICI reduced indebtedness outstanding under its unsecured credit facility with a group of banks from $100.0 million to $25.0 million, utilizing $5.0 million of cash on hand and the proceeds of a $70.0 million loan from a limited liability company controlled by the Company's Chairman ("Lender LLC"). As part of the paydown, the bank credit facility was amended to provide, among other things, that the $25.0 million balance outstanding will be due and payable on July 10, 2000, amounts outstanding under the facility are secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee, and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) will now be applicable solely to Mid-West. Amounts outstanding under the bank credit facility will continue to bear interest at LIBOR plus 100 basis points per annum. On April 11, 2000 the Company made an $11 million principal payment on the bank indebtedness, which reduced the balance outstanding to $14 million.

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

NOTE F - INCOME TAXES

     The Company's effective tax rate for the three months ended March 31, 2000 was approximately 48%. The Company records its equity in the income or loss of HealthAxis.com net of taxes provided by HealthAxis.com. The Company's share of HealthAxis.com loss for the period was $5.9 million on which no tax benefit was provided. Educational Finance Group, Inc. ("EFG") is 75% owned by the Company, and files a separate federal income tax return. Operating losses at EFG are not eligible for utilization in the Company's consolidated income tax return, and no tax benefit was provided on EFG's loss of $9.4 million (including amortization of goodwill).

NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ----------     ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income available to common shareholders:
  Income from continuing operations available to
     Common shareholders ..............................                $   19,791     $   11,314
  Income from discontinued operations .................                        --          9,566
                                                                       ----------     ----------
  Net income ..........................................                $   19,791     $   20,880
                                                                       ==========     ==========
Weighted average shares outstanding
  -- basic earnings per share .........................                    46,388         46,337
Effect of dilutive securities:
Employee stock options and other shares ...............                       807          1,299
                                                                       ----------     ----------
Weighted average shares outstanding-- dilutive
  earnings per share ..................................                    47,195         47,636
                                                                       ==========     ==========
Basic earnings per share
  From continuing operations ..........................                $     0.43     $     0.24
  From discontinued operations ........................                        --           0.21
                                                                       ----------     ----------
  Net income ..........................................                $     0.43     $     0.45
                                                                       ==========     ==========
Diluted earnings per share
  From continuing operations ..........................                $     0.42     $     0.24
  From discontinued operations ........................                        --           0.20
                                                                       ----------     ----------
  Net income ..........................................                $     0.42     $     0.44
                                                                       ==========     ==========


NOTE H - LEGAL PROCEEDINGS


     The Company is a party to the following material legal proceedings:

Securities Class Action Litigation

     In December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits (Silver v. UICI, Gregory Mutz and Vernon Woelke; Rinderknecht v. UICI, Ronald L. Jensen, Gregory T. Mutz, Richard Estell, Warren Idsal, Vernon Woelke and William Benac; and Uzelac v. UICI, Gregory Mutz and Vernon Woelke, all pending in U.S. District Court for the Northern District of Texas) alleging, among other things, that UICI's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of UICI's credit card business, in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Rinderknecht case has been consolidated with the Silver case and the Rinderknecht case was closed. On March 27, 2000, the court ordered the appointment of a group of five lead plaintiffs in the consolidated Silver case. Based upon the court's previous order and the agreement of the parties, the lead plaintiffs have until June 10, 2000 to file an amended consolidated complaint.

     The Uzelac case was filed on February 11, 2000. On April 18, 2000, the court ordered the Uzelac case transferred to the district judge presiding over the consolidated Silver case in anticipation of consolidation.

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

     The Special Litigation Committee constituted to review and assess the allegations in the Schappel Shareholder Derivative Litigation (see discussion below) recommended that the Company seek the release to the Company of approximately $7.55 million of proceeds from the STP sale held in the District Court's registry. In accordance with that recommendation, on May 4, 2000 the Company filed a motion with the appeals court to partially lift the stay it had imposed of the trial court's order of distribution, for the sole purpose of distributing to UICI $7.55 million from the registry of the trial court (which amount represents UICI's uncontested portion of the STP sales proceeds).

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

     On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings for the purposes of evaluating the Special Litigation Committee's decision on the guaranty extended by Mr. Jensen (and the derivative plaintiff's motion for summary judgment on the guaranty) and releasing the $7.55 million of uncontested funds to the Company. That hearing has been set for May 16, 2000. In addition, the court lifted the stay to allow the Company to file a motion to dismiss the derivative claims, based upon the Special Litigation Committee's recommendations, and to file a motion to disqualify the derivative plaintiff and counsel. These motions were filed on April 26, 2000 and May 1, 2000, respectively, and will also be heard on May 16, 2000.

ACE and AFCA Litigation

     The Company and UCNB are parties to separate lawsuits filed in February 2000 by American Credit Educators, Inc. ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc.
v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado). In the suits, plaintiffs have alleged, among other things, that UCNB has breached its agreements with ACE and AFCA and have claimed damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip
A. Gray, the former head of UICI's credit card operations.

     Plaintiff has filed a motion to disqualify the Company's counsel from representing the Company and UCNB in the cases. Defendants' brief in opposition to the motion to disqualify is due on May 15, 2000. By agreement with plaintiffs' counsel, the due date for the Company's responses to the complaints in these two cases was extended to a date after the motion to disqualify counsel has been resolved.

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

     On September 27, 1999, the parties reached a tentative settlement with respect to the AFCA case and the BankFirst case. However, the existence of the Consent Order to which UCNB is now subject and certain subsequent statements by AFCA's principal, Phillip A. Gray, have called into question whether consummation of the tentative settlement is possible or practicable. Accordingly, the parties advised the courts that the settlement was unlikely to occur, and the courts lifted the informal stays that had been in effect since the tentative settlement. On May 4, 2000, the court in the BankFirst case granted the Company's motion for summary judgment.

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

     The parties in the Bullock County suits have agreed to settle the cases at nominal cost to UCNB. It is currently anticipated that the formal settlement documentation will be complete and executed on or before June 1, 2000.

     The Company believes that it has meritorious defenses to the allegations in the Macon County suits and intends to vigorously contest the case. The telemarketing activities in question were conducted for UCNB by a third party on an outsourced basis, and the Company believes that UCNB is entitled to indemnification by the third party in connection with the cases. In addition, a review of transcripts of recordings of the conversations confirms that, contrary to the allegations in the complaints, the charges for the ACE credit education materials were disclosed to all plaintiffs in this case.

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

     On July 28, 1999, EFG filed a declaratory judgment action in U.S. District Court in Boston (EFG, Inc. v. Marcus Katz, et al) seeking a finding that no option existed since there had been no agreement on essential terms. The former owners filed a motion to dismiss the action, which motion was denied on December 30, 1999. The former owners of ELA have filed an amended counterclaim, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract and business relationships and a breach of the Massachusetts Deceptive Trade Practices Act. The Company has filed an amended answer, denying all allegations in the amended counterclaim. The parties have begun formal discovery, with certain depositions currently scheduled to be completed during June 2000.

In re United Credit National Bank

     UCNB is currently subject to the terms of a Consent Order issued by the U.S. Comptroller of the Currency. (See Note C). The terms of the Consent Order will govern for the indefinite future the capitalization, funding activities, growth and operations of UCNB, a special purpose national bank headquartered in Sioux Falls, South Dakota. UCNB's failure to comply with the terms of the Consent Order could result in sanctions brought against UCNB, its officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

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

NOTE I - SEGMENT INFORMATION

     The Company's operating segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc., UICI Administrators (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (acquired by the Company on February 3, 2000)) and other business units, (iii) the Company's investment in HealthAxis.com and (iv) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net of investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for transactions generally at cost.

     Revenues, income before federal income taxes, and identifiable assets by operating segment are set forth in the tables below:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                     2000          1999
                                                  ---------      ---------
                                                       (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ...................     $ 138,791      $ 146,680
     Student Insurance ......................        27,274         26,087
     OKC Division ...........................        23,696         23,984
     Special Risk ...........................        10,668         14,547
     National Motor Club ....................         9,237          6,698
                                                  ---------      ---------
                                                    209,666        217,996

   Financial Services:
     Educational Finance Group ..............        36,234         23,373
     UICI Administrators ....................         3,722         11,215
     Other Business Units ...................           269            121
                                                  ---------      ---------
                                                     40,225         34,709

   Gain on sale of HealthAxis.com shares ....        26,300             --
   Other Key Factors ........................         9,028         10,317
   Intersegment Eliminations ................        (1,235)        (8,750)
                                                  ---------      ---------
Total Revenues from continuing operations ...     $ 283,984      $ 254,272
                                                  =========      =========

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
                                                                               (IN THOUSANDS)
Income before federal income taxes Insurance:
   Self Employed Agency ..............................................     $ 18,134      $  3,151
   Student Insurance .................................................           84           760
   OKC Division ......................................................        4,133         5,518
   Special Risk ......................................................          246          (450)
   National Motor Club ...............................................        1,089         1,099
                                                                           --------      --------
                                                                             23,686        10,078

Financial Services:
   Educational Finance Group .........................................       (8,461)        1,226
   UICI Administrators ...............................................         (266)          824
                                                                           --------      --------
                                                                             (8,727)        2,050
Gain on sale of HealthAxis.com shares net of
  HealthAxis.com operating loss ......................................       20,380            --
Other Key Factors ....................................................        2,964         4,294
                                                                           --------      --------
Total income from continuing operations before federal income tax ....     $ 38,303      $ 16,422
                                                                           ========      ========



                                                          MARCH 31,    DECEMBER 31,
                                                            2000           1999
                                                         ----------    ------------
                                                               (IN THOUSANDS)
Identifiable Assets
Insurance:
   Self Employed Agency ............................     $  411,482     $  423,142
   Student Insurance ...............................         80,261         79,011
   OKC Division ....................................        575,981        582,275
   Special Risk ....................................         79,654         85,235
   National Motor Club .............................         21,665         20,713
                                                         ----------     ----------
                                                          1,169,043      1,190,376
Financial Services:
   Educational Finance Group .......................      1,718,329      1,883,666
   UICI Administrators .............................          7,698         22,931
   Other business units ............................         20,288         20,029
                                                         ----------     ----------
                                                          1,746,315      1,926,626

Investment in HealthAxis.com .......................         22,010             --
Other Key Factors ..................................        387,626        422,342
                                                         ----------     ----------
         Total assets from continuing operations ...     $3,324,994     $3,539,344
                                                         ==========     ==========

NOTE J - RELATED PARTY TRANSACTIONS

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, Healthcare Management Administrators, Inc. (a company controlled by Ronald L. Jensen, the Company's Chairman) ("HMA") and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay a company controlled by Mr. Jensen certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to $3,980,500 plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999.

     On March 14, 2000, a limited liability company controlled by Mr. Jensen (the "Lender LLC") extended to a newly-formed subsidiary of UICI a loan in the amount of $70.0 million, the proceeds of which, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Company's bank credit facility from $100.0 million to $25.0 million. The loan bears interest at the prevailing prime rate, is guaranteed by UICI, is due and payable in July 2001 and is secured by a pledge of investment securities and shares of the Company's National Motor Club unit. No principal outstanding under the loan from Lender LLC can be paid unless all amounts outstanding under the bank credit facility are paid in full.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

United CreditServ -- Discontinued Operation

     Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), the Company historically marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ have been conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit support programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables have been securitized.

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

   Significant Operating Losses

   During the year ended December 31, 1999, United CreditServ incurred a pre-tax operating loss in the amount of approximately $145.3 million, primarily attributable to significant increases to credit card loan loss reserves associated with the non-performance of its ACE credit card product. The Company believes that such losses were due primarily to inadequate attention to ACE collections, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio.

   During the three months ended March 31, 2000, United CreditServ incurred a loss from operations in the amount of approximately $14.6 million, which loss was charged to the liability for loss on disposal established at December 31, 1999 in connection with the designation of United CreditServ as a discontinued operation for financial reporting purposes. See "Sale of United CreditServ Operations" below).

     UCNB is currently subject to the terms of a Consent Order issued by the U.S. Office of the Comptroller of the Currency (the "OCC") (see discussion below). In accordance with the terms of the Consent Order, UCNB has ceased all activities with ACE and AFCA (UCNB's only marketing organizations), and UCNB is further prohibited under the terms of the Consent Order from introducing new products or services without approval by the OCC. Accordingly, for the indefinite future United CreditServ's Specialized Card Services' unit will be unable to generate sufficient revenue to cover its operating costs, and, as a result, the Company expects that Specialized Card Services, Inc. will continue to incur operating losses. The Company has taken immediate steps to reduce costs associated with its credit card operations, including significant staff reductions at its UMMG operations.

     Significant Cash Infusions to UCNB

     The 1999 and continuing operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ has contributed to UCNB as capital an aggregate of $116.65 million in cash, including additional cash in the amount of $11.55 million contributed on April 28, 2000. UICI has funded these cash contributions with the proceeds of sale of investment securities, cash dividends from its insurance company subsidiaries and cash on hand. The Company continues to explore means to achieve increased liquidity, including through the issuance of additional UICI securities and/or selected sales of investment securities and other assets. See "Liquidity and Capital Resources."

     Comptroller of the Currency Consent Order

     On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the OCC. Under the terms of the Consent Order, UCNB is prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At March 31, 2000, UCNB had $296.0 million of certificates of brokered deposits outstanding. The maturity schedule for certificates of deposit outstanding at March 31, 2000 is as follows: $113.4 million by June 30, 2000; $101.1 million between July 1 and September 30, 2000; $64.5 million between October 1 and December 31, 2000; and $17 million between January 1, 2001 and August 31, 2002. At March 31, 2000, UCNB had approximately $158.5 million in cash, cash equivalents and short term U.S. Treasury securities.

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

     Transactions between an insured bank (including UCNB, the Company's indirect wholly owned subsidiary) and the insured bank's affiliates are subject to, among other things, the quantitative and qualitative restrictions of Section 23A of the Federal Reserve Act, as well as safety and soundness considerations. The OCC has expressed criticism with respect to certain of the transactions that have taken place between UCNB and the Company and/or certain of its wholly owned subsidiaries. The Company disagrees, but cannot predict at this time, what action, if any, the OCC will ultimately take with respect to these transactions.

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

     Sale of United CreditServ Operations

     In light of UICI's continuing difficulties with its United CreditServ unit, the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that it will exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000. UICI recorded in 1999 its estimate of additional loss that it believes it will incur as part of any sale of the United CreditServ unit. The Company estimated that its loss on disposal of the discontinued operation will be $130.0 million. During the first quarter of 2000, the discontinued operation incurred a loss from operations in the amount of approximately $14.6 million, which was charged to the liability for loss on disposal. The Company currently estimates that the remaining liability of $115.4 million will be adequate to absorb losses on disposal, including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. Accordingly, no gain or additional loss from discontinued operations was recognized in the first quarter. The loss the Company will ultimately realize upon disposal of the discontinued operation could differ materially from the current estimate.

     Proposed UCNB Capital Plan

     In accordance with the terms of the Consent Order, on March 29, 2000, the Board of Directors of UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. The Proposed Capital Plan contemplated that UICI would be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period, of which $11.55 million was contributed on April 28, 2000. See " Liquidity and Capital Resources."

     The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC, and discussions are ongoing among the OCC, FDIC, UCNB and the Company concerning the Proposed Capital Plan.

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

Educational Finance Group, Inc. - Continuing Losses

     In the three months ended March 31, 2000, EFG incurred an operating loss in the amount of $8.5 million, compared to operating income of $1.2 million in the three months ended March 31, 1999. The significant operating loss in the first quarter of 2000 resulted primarily from the factors described below.

     During the first quarter of 2000, EFG incurred charges in the aggregate amount of approximately $3.5 million, which charges were associated with the management transition effected in January 2000, the relocation of EFG's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write off of facilities development costs and the write-off of previously capitalized costs incurred in connection with EFG's Internet strategy and other business initiatives undertaken by prior management.

     During the first quarter of 2000, an increase in prevailing interest rates had a negative effect on the cost of financing EFG's student loan portfolio. In addition, EFG incurred a significantly reduced interest rate spread on its portfolio of supplemental loans to parents of dependent students ("PLUS loans"). At March 31, 2000, EFG had an aggregate of $371 million principal amount of PLUS loans outstanding. The interest rate yield on PLUS loans is set annually beginning July 1 through June 30 by regulation at a fixed rate (7.72% throughout the first quarter). If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, the holder of PLUS loans is eligible for government subsidized, special allowance payments for the year. The current fixed interest rate yield is below the maximum rate. EFG finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities. The interest yield on PLUS loans is subject to reset on June 30, 2000; if reset as of May 12, 2000, the interest yield would be 9.0% and a holder of PLUS loans would be subject to special allowance payments bringing the total yield to 9.26%.

     EFG incurs significant costs in connection with the self-origination of student loans. While the Company believes that such costs increase the future value of EFG's student loan portfolio, a significant portion of such costs is not eligible for capitalization for financial reporting purposes and must be expensed in the period in which incurred. Through its Education Loan Administrators Group, EFG markets PLUS loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. During the first quarter of 2000, EFG originated approximately $91.2 million of PLUS loans, and incurred approximately $3.0 million of costs in connection with originating such loans, substantially all of which was charged to expense in the period.

     During the first quarter of 2000, EFG's student loan servicing operations incurred a loss of approximately $670,000. EFG continues to explore means to reduce ongoing operating costs and increase operating efficiencies at this operation. During the first quarter, EFG's Academic Management Services, Inc. subsidiary reported net income in the amount of $175,000, including gain on sale of student loans of $1.3 million. Due to the seasonal nature of

AMS' tuition installment plan activities, a significant portion of AMS' revenues and profits have historically been generated during the second quarter of the fiscal year.

     During the first quarter of 2000, EFG incurred additional expenses in connection with a sale of student loans in December 1999. The $280 million proceeds of this sale, which were received in late December 1999, were invested by EFG at short term rates until January 15, 2000, at which time the borrowings associated with the sold student loan assets could, in accordance with their terms, be paid down. These borrowings bore interest at rates in excess of short-term investment rates of approximately 2.5%.

Completion of Insurdata - HealthAxis.com, Inc. Merger

     Throughout 1999 the Company held substantially all of the capital stock of Insurdata Incorporated ("Insurdata"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. On January 7, 2000, Insurdata merged with and into HealthAxis.com, Inc. ("HealthAxis.com"), a web-based retailer of health insurance products and related consumer services. Following the merger (the "HealthAxis Merger"), the Company held approximately 44%, and HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger.

     On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a gain in the amount of $26.3 million. Giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

     The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At March 31, 2000, the Company's carrying value of its investment in HealthAxis.com was $22.0 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the quarter ended March 31, 2000.

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

Acquisition of Healthcare Management Administrators, Inc.

     On February 3, 2000, the Company completed the purchase of the assets associated with the third party administration business of Healthcare Management Administrators, Inc. (a company controlled by Ronald L. Jensen, the Company's Chairman) for a purchase price equal to $3,980,500 plus $500,000, representing repayment to Mr. Jensen of cash advances made to Healthcare Management Administrators, Inc, subsequent to December 31, 1999. The assets and results of operations of HMA have been classified in the Company's UICI Administrators business division.

HealthPlan Services Acquisition Terminated

     On April 14, 2000, UICI announced that its previously-announced acquisition of HealthPlan Services Corporation ("HPS") was terminated by mutual agreement. On February 18, 2000, UICI and HPS entered into an amended merger agreement, which contemplated the acquisition by UICI of all outstanding common stock of HPS for convertible preferred securities valued at $8.75 per HPS share, or approximately $120 million in the aggregate. Completion of the acquisition was subject to several conditions, including UICI's obtaining the consent of HPS' lenders. UICI was unable to obtain the required consents, and as a result UICI and HPS mutually agreed to terminate the transaction.

RESULTS OF OPERATIONS

     The Company's business segments are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc. and the Company's UICI Administrators operations (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000)) and other business units, (iii) the Company's investment in HealthAxis.com, Inc. and (iv) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income.

     Revenues and income before federal income taxes by business segment are summarized in the tables below:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                    2000            1999
                                                  ---------      ---------
                                                       (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ...................     $ 138,791      $ 146,680
     Student Insurance ......................        27,274         26,087
     OKC Division ...........................        23,696         23,984
     Special Risk ...........................        10,668         14,547
     National Motor Club ....................         9,237          6,698
                                                  ---------      ---------
                                                    209,666        217,996

   Financial Services:
     Educational Finance Group ..............        36,234         23,373
     UICI Administrators ....................         3,722         11,215
     Other Business Units ...................           269            121
                                                  ---------      ---------
                                                     40,225         34,709

   Gain on sale of HealthAxis.com shares ....        26,300             --
   Other Key Factors ........................         9,028         10,317
   Intersegment Eliminations ................        (1,235)        (8,750)
                                                  ---------      ---------
Total Revenues from continuing operations ...     $ 283,984      $ 254,272
                                                  =========      =========


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
                                                                               (IN THOUSANDS)
Income before federal income taxes Insurance:
   Self Employed Agency ..............................................     $ 18,134      $  3,151
   Student Insurance .................................................           84           760
   OKC Division ......................................................        4,133         5,518
   Special Risk ......................................................          246          (450)
   National Motor Club ...............................................        1,089         1,099
                                                                           --------      --------
                                                                             23,686        10,078

Financial Services:
   Educational Finance Group .........................................       (8,461)        1,226
   UICI Administrators ...............................................         (266)          824
                                                                           --------      --------
                                                                             (8,727)        2,050
Gain on sale of HealthAxis.com shares net of
   HealthAxis.com operating loss .....................................       20,380            --
Other Key Factors ....................................................        2,964         4,294
                                                                           --------      --------
Total income from continuing operations before federal income tax ....     $ 38,303      $ 16,422
                                                                           ========      ========

Three Month Period ended March 31, 2000 Compared to Three Month Period ended March 31, 1999

     For the three months ended March 31, 2000, the Company generated revenues and net income from continuing operations of $284.0 million and $19.8 million ($0.43 per basic share), respectively, compared to revenues and net income from continuing operations of $254.3 million and $11.3 million ($0.24 per basic share), respectively, for the three months ended March 31, 1999. Included in net income from continuing operations in the three month period ended March 31, 2000 was a one-time pre-tax gain from the sale of HealthAxis.com shares in the amount of $26.3 million ($17.1 million net of tax, or $0.37 per basic share). Also included in net income from continuing operations were losses from the sale of other investments of $0.01 per share and gains of $0.03 per share for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

     Self-Employed Agency Division ("SEA")

     Operating income for the three months ended March 31, 2000 for the SEA Division increased to $18.1 million from $3.2 million in the comparable 1999 period, an increase of $14.9 million. The Division implemented significant rate increases on its managed care products in 1998, which have resulted in decreases in revenues (as customers terminated their policies) but improvements in product profitability due principally to improved loss ratios on its managed care products. Revenue for the three months ended March 31, 2000 for the SEA Division decreased to $138.8 million from $146.7 million for the same period in 1999. The decrease in revenues was primarily attributable to managed care product rate increases. Revenues for the three months ended March 31, 2000 were slightly higher than revenues realized in the three months ended December 31, 1999. The Company expects this trend to continue. New sales for the three months ended March 31, 2000 were 11% higher than for the comparable period of the prior year.

     Student Insurance Division

     Operating income for the three months ended March 31, 2000 for the Student Insurance Division decreased to $84,000 from $760,000 for the same period in 1999. The decrease in operating income continues to reflect lower margins resulting from increased loss ratios on the 1998-1999 policy year and increased expenses associated with new system implementations. Revenue for the three months ended March 31, 2000 from the Student Insurance Division increased to $27.3 million from $26.1 million in the corresponding 1999 period.

     OKC Division

     Operating income for the OKC Division for the three months ended March 31, 2000 decreased to $4.1 million from $5.5 million for the same period in 1999. Revenues for the three months ended March 31, 2000 for the OKC Division decreased to $23.7 million from $24.0 million in the comparable 1999 period. The Division's life insurance claim benefits increased $880,000 for the three-month period ended March 31, 2000 in comparison to the same period for the prior year. Accident claim benefits increased $230,000 for the three-month period ended March 31, 2000 in comparison to the comparable period for the prior year. The Company believes that the higher level of claims in the life business were due to normal variations in the business for the closed life blocks. The increase in accident benefits was due to the settlement of a pending lawsuit. Operating income for the workers compensation line of business, which is an ongoing product line, decreased $360,000 for the three months ended March 31, 2000 in comparison to the comparable period for the prior year. The decrease in operating income was the result of lower premium rates which has been occurring in this product line for the past two years. During the quarter ended March 31, 2000, workers compensation premium rates stabilized and began to increase. The Division presently has workers compensation policies in force representing approximately $24 million in annual gross premium, of which the Company retains approximately $14 million after reinsurance.

     Special Risk Division

     Operating income for the three months ended March 31, 2000 for the Special Risk Division increased to $246,000 from a loss of $450,000 in the comparable 1999 period. Revenue for the three months ended March 31, 2000 decreased to $10.7 million from $14.5 million in the corresponding 1999 period. The decrease in revenue in the 2000 period was primarily due to the elimination of unprofitable blocks of business and implementation of necessary rate increases on stop-loss accounts and other lines of business causing customers to terminate their policies.

     National Motor Club

     Operating income for the three months ended March 31, 2000 for National Motor Club remained comparable to operating income in the same period in 1999. Revenues for the three-month 2000 period increased to $9.2 million compared to $6.7 million for the same period in 1999. The increase in revenues is due to the acquisition of Coachnet in November 1999.

     Educational Finance Group ("EFG")

     Revenues for the three months ended March 31, 2000 for EFG increased to $36.2 million from $23.4 million in the corresponding 1999 period. The increase in revenue was attributable to the increased origination and interest income derived from higher student loan volume.

     In the three months ended March 31, 2000, EFG incurred an operating loss in the amount of $8.5 million, compared to operating income of $1.2 million in the three months ended March 31, 1999. The significant operating loss in the first quarter of 2000 resulted primarily from the factors described below.

     During the first quarter of 2000, EFG incurred charges in the aggregate amount of approximately $3.5 million, which charges were associated with the management transition effected in January 2000, the relocation of EFG's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write off of facilities development costs and the write-off of previously capitalized costs incurred in connection with EFG's Internet strategy and other business initiatives undertaken by prior management

     During the first quarter of 2000, an increase in prevailing interest rates had a negative effect on the cost of financing EFG's student loan portfolio. In addition, EFG incurred a significantly reduced interest rate spread on its portfolio of supplemental loans to parents of dependent students ("PLUS loans"). At March 31, 2000, EFG had an aggregate of $371 million principal amount of PLUS loans outstanding. The interest rate yield on PLUS loans is set annually beginning July 1 through June 30 by regulation at a fixed rate (7.72% throughout the first quarter). If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, the holder of PLUS loans is eligible for government subsidized, special allowance payments for the year. The current fixed interest rate yield is below the maximum rate. EFG finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities. The interest yield on PLUS loans is subject to reset on June 30, 2000; if reset as of May 12, 2000, the interest yield would be 9.0% and a holder of PLUS loans would be subject to special allowance payments bringing the total yield to 9.26%.

     EFG incurs significant costs in connection with the self-origination of student loans. While the Company believes that such costs increase the future value of EFG's student loan portfolio, a significant portion of such costs is not eligible for capitalization for financial reporting purposes and must be expensed in the period in which incurred. Through its Education Loan Administrators Group, EFG markets PLUS loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. During the first quarter of 2000, EFG originated approximately $91.2 million of PLUS loans, and incurred approximately $3.0 million of costs in connection with originating such loans, substantially all of which was charged to expense in the period.

     During the first quarter of 2000, EFG's student loan servicing operations incurred a loss of approximately $670,000. EFG continues to explore means to reduce ongoing operating costs and increase operating efficiencies at this operation. During the first quarter, EFG's Academic Management Services, Inc. subsidiary reported net income in the amount of $175,000, including gain on sale of student loans of $1.3 million. Due to the seasonal nature of AMS' tuition installment plan activities, a significant portion of AMS' revenues and profits have historically been generated during the second quarter of the fiscal year.

     During the first quarter of 2000, EFG incurred additional expenses in connection with a sale of student loans in December 1999. The $280 million proceeds of this sale, which were received in late December 1999, were invested by EFG at short term rates until January 15, 2000, at which time the borrowings associated with the sold student loan assets could, in accordance with their terms, be paid down. These borrowings bore interest at rates in excess of short-term investment rates of approximately 2.5%.

     UICI Administrators

     The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) as its UICI Administrators business division. Operating income for the three months ended March 31, 2000 for this division decreased to a loss of $266,000 from a profit of $824,000 in the comparable 1999 period. Revenues in the three months ended March 31, 2000 decreased to $3.7 million from $11.2 million in the corresponding 1999 period. The decrease in operating income and revenues is primarily due to the contribution of Insurdata to HealthAxis.com in connection with the Insurdata-HealthAxis.com merger, which was completed in January 2000. Excluding the operations of Insurdata, revenues and operating income for Insurdata Marketing Services, LLC and UICI Administrators were $1.2 million and $160,000, respectively, for the three months ended March 31, 1999.

     Investment in HealthAxis.com, Inc.

     During 1999 the Company held substantially all of the capital stock of Insurdata, a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. On January 7, 2000, Insurdata merged with and into HealthAxis.com, a web-based retailer of health insurance products and related consumer services. Following the merger (the "HealthAxis Merger"), the Company held approximately 44%, and HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger.

     On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a gain in the amount of $26.3 million. Giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

     The Company accounts for its investment in HealthAxis.com utilizing the equity method and, accordingly, recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). The Company's equity in the loss of HealthAxis.com incurred in the three months ended March 31, 2000 was $5.9 million. HealthAxis.com continues to incur operating losses attributable to significant marketing, development and other start-up expenses.

     Other Key Factors

     The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended March 31, 2000 associated with this category decreased to $2.9 million from $4.3 million in the three months ended March 31, 1999. The decrease in operating income in the three month periods was primarily due to a decrease in realized gains on sale of investments and an increase in interest on corporate borrowings, which were partially offset by an increase in investment income not allocated to the other segments.

LIQUIDITY AND CAPITAL RESOURCES

General

     Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. Net cash used in operations totaled approximately $86.0 million in the three months ended March 31, 2000. Net cash provided by operations totaled $639,000 in the three months ended March 31, 1999.

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

     The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000 and through May 12, 2000, UICI has contributed to United CreditServ an aggregate of $79 million in cash. UICI has funded these cash contributions with the proceeds of sale of investment securities, regular cash dividends from its insurance company subsidiaries and cash on hand.

     Based on projections as of May 10, 2000, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $65.0 million to fund future operating losses of the credit card business, including approximately $13 million which will be required to be contributed as additional capital to UCNB pursuant to the capital plan. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $26 million, of which $14.0 million represents a mandatory principal payment owing on its bank credit facility in July 2000.

     The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($23.0 million at May 8, 2000), possible sales of certain of its operating subsidiaries, sales of investment securities, proceeds from refinancing of indebtedness, proceeds from the issuance by the holding company of debt and/or equity securities, or regular dividends from its regulated insurance subsidiaries, if required. It is likely that the payment of dividends from its regulated insurance subsidiaries will adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $16.0 million after December 22, 2000.

     There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

United CreditServ

     Time deposits at UCNB increased from $290 million at December 31, 1999 to $296 million at March 31, 2000. In accordance with the terms of a Consent Order issued February 25, 2000 by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. The maturity schedule for certificates of deposit outstanding at March 31, 2000 is as follows: $113.4 million by June 30, 2000; $101.1 million between July 1 and September 30, 2000; $64.5 million between October 1 and December 31, 2000; and $17 million between January 1, 2001 and August 31, 2002. At May 12, 2000, UCNB had $255 million of certificates of deposits outstanding, and UCNB had approximately $137 million in cash, cash equivalents and short term U.S. Treasury securities.

     UCNB's unsecuritized net credit card receivables decreased from $190.7 million at December 31, 1999 to $162.9 million at March 31, 2000. The change resulted from additions to credit card balances for new purchases, interest, and fees of $136.9 million, less payments of $118.1 million, recoveries of previously charged off balances of $8.4 million, and a provision for uncollectible accounts of $38.2 million.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded the powers of federal bank regulatory authorities to take corrective action with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations adopted by the OCC, an institution is generally considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater; "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and, generally, a leverage ratio of 4% or greater; and "undercapitalized" if it does not meet any of the "adequately capitalized" tests. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio under 3% and "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. An "adequately capitalized" institution is permitted to accept brokered deposits only if it receives a waiver from the FDIC and pays interest on deposits at a rate that is not more than 75 basis points higher than the prevailing rate in its market. Undercapitalized institutions cannot accept brokered deposits, are subject to growth limitations and must submit a capital restoration plan. "Significantly undercapitalized" institutions may be subject to a number of additional requirements and restrictions. "Critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

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

     In accordance with the terms of the Consent Order, on March 29, 2000, UCNB submitted to the OCC for its review and approval a capital plan (the "Proposed Capital Plan"). The Proposed Capital Plan contemplates the orderly disposition of United CreditServ's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of all other UCNB liabilities, and the maintenance of minimum capital ratios. The Proposed Capital Plan provides that United CreditServ will dispose of its interest in UCNB or UCNB will dispose of all of its assets on or before December 31, 2000 (the "Plan Period"). To support its implementation, the Proposed Capital Plan further contemplates that (a) UICI, United CreditServ and UICI's principal shareholder will provide financial support to UCNB and deliver collateral to UCNB to secure its obligations to provide such financial support and (b) UCNB will be able to access the brokered deposit market on a limited basis. The Proposed Capital Plan contemplated that UICI would be required to contribute an additional $25.0 million to the capital of UCNB during the Plan Period, of which $11.55 million was contributed on April 28, 2000.

     The Proposed Capital Plan is expressly subject to the review and approval of the OCC and the FDIC, and discussions are ongoing among the OCC, FDIC, UCNB and the Company concerning the Proposed Capital Plan. There can be no assurance that the OCC or the FDIC will approve the Proposed Capital Plan in its current form. If the OCC and/or FDIC fails to approve the Proposed Capital Plan or some mutually acceptable alternative plan, UCNB could be required to liquidate its assets on a short term basis and the Company could be required to fund the resulting losses immediately. Such a requirement would have a material adverse effect upon the Company's liquidity, results of operations and financial condition.

     In addition, in the event that the OCC determines that the Proposed Capital Plan does not comply with the terms of the Consent Order, the OCC may take a number of actions, including directing that a new capital plan be submitted, seeking an order from a Federal District Court directing compliance with the Consent Order, or seeking the assessment of civil money penalties.

     UCNB has commitments to fund the unused credit limits on issued credit card accounts. At March 31, 2000 and December 31, 1999, the outstanding commitment was $34.4 million and $33.8 million, respectively.

Educational Finance Group, Inc.

     EFG's student loan portfolio increased to $1.493 billion at March 31, 2000 from $1.326 billion at December 31, 1999. This growth was funded utilizing the proceeds from EFG's student loan credit facilities (which had balances outstanding of $221 million at March 31, 2000).

     In March 1998, Educational Finance Group, Inc. entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to EFG on the last day of each month. EFG, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $220.8 million and $318.8 million at March 31, 2000 and December 31, 1999, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points. The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program, which loans are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require EFG to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

     In connection with its AMS business, at March 31, 2000, the Company had $63 million of restricted cash representing amounts collected under the tuition plan program and a corresponding liability due to the various educational institutions.


Year 2000 Issues

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

     The Company's United CreditServ subsidiary's operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest earned on the credit cards and the amount of the interest paid on the time deposits. The maturity of the time deposits is less than one year. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     The Company is a party to various material legal proceedings, all of which are described in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

           Number             Description of Exhibit

           27 Financial Data Schedule (filed only electronically with the SEC)

(b) Reports on Form 8-K.

          1. A current report on Form 8-K dated February 10, 2000 regarding delay of fourth quarter and full year operating results.

          2. A current report on Form 8-K dated February 18, 2000 regarding announcement of execution of amended and restated Agreement and Plan of Merger with HealthPlan Services Corporation.

          3. A current report on Form 8-K dated February 28, 2000 announcing that United Credit National Bank had agreed to the issuance by the Office of Comptroller of the Currency of a Consent Order.

          4. A current report on Form 8-K dated March 23, 2000 announcing additional fourth quarter pre-tax operating losses at United CreditServ and debt restructuring.

          5. A current report on Form 8-K dated April 14, 2000, announcing that the Company's previously announced acquisition of HealthPlan Services Corporation was terminated by mutual agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UICI
                                             -----------------------------------
                                             (Registrant)

Date:      May 15, 2000                      /s/ Gregory T. Mutz
       ----------------                      -----------------------------------
                                             Gregory T. Mutz, President,
                                             Chief Executive Officer, Principal
                                             Financial Officer and Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  27               Financial Data Schedule (filed only electronically with the SEC)