Form 10-Q
period 2000-06-30
UICI
filed 2000-08-11
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                          COMMISSION FILE NO. 001-14953

                                 ---------------

                                      UICI
             (Exact name of registrant as specified in its charter)

                Delaware                                       75-2044750
      ------------------------------                           ----------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


   4001 McEwen, Suite 200, Dallas, Texas                         75244
   -------------------------------------                         -----
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,602,024 shares as of August 2, 2000.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                                    PAGE
                                                                                    ----

         PART I.         FINANCIAL INFORMATION                                        3

         Item 1.         Financial Statements                                         3

                         Consolidated condensed balance sheets-June 30, 2000
                         (unaudited)  and December 31, 1999                           3

                         Consolidated condensed statements of income (loss)
                         (unaudited)-Three months ended June 30, 2000 and
                         1999 and six months ended June 30, 2000 and 1999             4

                         Consolidated statements of comprehensive income (loss)
                         (unaudited)-Three months ended June 30, 2000 and 1999
                         and six months ended June 30, 2000 and 1999                  5

                         Consolidated condensed statements of cash flows
                         (unaudited)-Six months ended June 30, 2000 and 1999          6

                         Notes to consolidated condensed financial statements
                         (unaudited)-June 30, 2000                                    7

         Item 2.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                         25

         Item 3.         Quantitative and Qualitative Disclosures about
                         Market Risk                                                 39

         PART II.        OTHER INFORMATION

         Item 1.         Legal Proceedings                                           39

         Item 4.         Submission of Matters to a Vote of Security Holders         40

         Item 6.         Exhibits and Reports on Form 8-K                            40

         SIGNATURES                                                                  41

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2000              1999
                                                                                -----------       -----------
                                                                                (UNAUDITED)
                                                                                -----------

                                     ASSETS
         Investments
           Securities available for sale --
              Fixed maturities, at fair value (cost:
              2000--$837,863; 1999--$904,662) ............................      $   795,185       $   861,337
              Equity securities, at fair value (cost:
              2000--$24,254; 1999--$25,951) ..............................           20,068            23,079
           Mortgage and collateral loans .................................            5,480             6,324
           Policy loans ..................................................           20,422            20,444
           Investment in HealthAxis.com ..................................           12,776              --
           Investment in other equity investees ..........................           41,505            47,696
           Short-term investments ........................................          104,057            79,608
                                                                                -----------       -----------
                  Total Investments ......................................          999,493         1,038,488
         Cash ............................................................           22,753            74,091
         Student loans ...................................................        1,177,176         1,326,050
         Restricted cash .................................................          209,874           489,720
         Reinsurance receivables .........................................          107,271           104,946
         Due premiums and other receivables and assets ...................           46,568            58,800
         Investment income due and accrued ...............................           70,840            51,751
         Deferred acquisition costs ......................................           77,430            80,188
         Goodwill ........................................................          131,233           152,668
         Deferred income tax .............................................           78,767           105,664
         Property and equipment, net .....................................           49,790            56,978
                                                                                -----------       -----------
                                                                                $ 2,971,195       $ 3,539,344
                                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Policy liabilities:
           Future policy and contract benefits ...........................      $   440,909       $   452,776
           Claims ........................................................          335,719           335,943
           Unearned premiums .............................................           83,375            97,548
           Other policy liabilities ......................................           18,670            19,090
         Other liabilities ...............................................           96,656           112,631
         Collections payable .............................................           96,852           113,057
         Debt ............................................................          102,628           120,637
         Student loan credit facilities ..................................        1,327,675         1,730,348
         Net liabilities of discontinued operations (includes reserve
           for losses on disposal) .......................................           57,780           149,880
                                                                                -----------       -----------
                                                                                  2,560,264         3,131,910
         Commitments and Contingencies
         Stockholders' Equity
           Preferred stock, par value $0.01 per share ....................             --                --
           Common Stock, par value $0.01 per share .......................              467               466
           Additional paid-in capital ....................................          174,472           173,585
           Accumulated other comprehensive loss ..........................          (30,634)          (30,432)
           Retained earnings .............................................          271,355           268,544
           Treasury stock, at cost .......................................           (4,729)           (4,729)
                                                                                -----------       -----------
                                                                                    410,931           407,434
                                                                                -----------       -----------
                                                                                $ 2,971,195       $ 3,539,344
                                                                                ===========       ===========


NOTE: The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        ------------------------      -------------------------
                                                                           2000            1999           2000            1999
                                                                           ----            ----           ----            ----
REVENUE
  Premiums:
     Health .......................................................     $ 165,471      $ 176,307      $ 330,802      $ 350,786
     Life premiums and other considerations .......................        10,321         11,734         21,185         23,807
                                                                        ---------      ---------      ---------      ---------
                                                                          175,792        188,041        351,987        374,593
  Investment income ...............................................        21,543         20,686         45,811         41,902
  Other interest income ...........................................        31,917         16,576         59,940         30,288
  Other fee income ................................................        32,966         25,803         62,357         55,501
  Other income ....................................................         1,372            869          2,142          1,982
  Gain on sale of HealthAxis.com shares ...........................          --             --           26,300           --
  Gains (losses) on sale of other investments .....................          (395)          (586)        (1,358)         1,395
                                                                        ---------      ---------      ---------      ---------
                                                                          263,195        251,389        547,179        505,661
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses .......................       116,198        124,160        231,444        265,632
  Underwriting, acquisition, and insurance expenses ...............        59,515         66,311        120,801        127,656
  Other expenses ..................................................        36,648         23,461         67,657         43,904
  Depreciation ....................................................         1,239          3,245          3,565          5,004
  Interest expense ................................................         3,251          1,207          6,528          2,215
  Interest expense--student loan credit facilities ................        24,876         13,343         49,858         23,868
  Equity in operating loss from HealthAxis.com investment .........         9,234           --           15,154           --
                                                                        ---------      ---------      ---------      ---------
                                                                          250,961        231,727        495,007        468,279
                                                                        ---------      ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE GOODWILL
 AMORTIZATION AND INCOME TAXES ....................................        12,234         19,662         52,172         37,382
 Goodwill amortization ............................................         1,602          1,108          3,237          2,406
                                                                        ---------      ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .............        10,632         18,554         48,935         34,976
Federal income taxes ..............................................         4,212          7,686         22,724         12,794
                                                                        ---------      ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS .................................         6,420         10,868         26,211         22,182
DISCONTINUED OPERATION
  (net of income tax benefit of $12,600, and $15,575, respectively, for the six months ended June 30, 2000 and 1999, and $12,600, and
  $20,754, respectively, for the three months ended June 30, 2000
  and 1999) .......................................................       (23,400)       (38,713)       (23,400)       (29,147)
                                                                        ---------      ---------      ---------      ---------
NET INCOME (LOSS) .................................................     $ (16,980)     $ (27,845)     $   2,811      $  (6,965)
                                                                        =========      =========      =========      =========
Earnings (loss) per share:
Basic earnings (loss)
     Income from continuing operations ............................     $    0.14      $    0.24      $    0.57      $    0.48
     Loss from discontinued operations ............................         (0.50)         (0.84)         (0.50)         (0.63)
                                                                        ---------      ---------      ---------      ---------
     Net income (loss) ............................................     $   (0.36)     $   (0.60)     $    0.07      $   (0.15)
                                                                        =========      =========      =========      =========
Diluted earnings (loss)
     Income from continuing operations ............................     $    0.13      $    0.23      $    0.55      $    0.47
     Loss from discontinued operations ............................         (0.49)         (0.81)         (0.49)         (0.61)
                                                                        ---------      ---------      ---------      ---------
     Net income (loss) ............................................     $   (0.36)     $   (0.58)     $    0.06      $   (0.14)
                                                                        =========      =========      =========      =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (In thousands)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                 ------------------------      ------------------------
                                                                    2000           1999           2000          1999
                                                                 ---------      ---------      ---------      ---------

Net income (loss) ..........................................     $ (16,980)     $ (27,845)     $   2,811      $  (6,965)

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
     period ................................................        (1,483)       (20,994)           859        (40,631)
     Reclassification adjustment for gains
       included in net income (loss) .......................        (1,410)          (350)        (1,190)         1,036
                                                                 ---------      ---------      ---------      ---------
           Other comprehensive losses, before tax
              benefits .....................................        (2,893)       (21,344)          (331)       (39,595)
     Income tax benefit related to items of
       other comprehensive income ..........................         1,026          7,459            129         13,843
                                                                 ---------      ---------      ---------      ---------
           Other comprehensive losses, net of tax
              benefits .....................................        (1,867)       (13,885)          (202)       (25,752)
                                                                 ---------      ---------      ---------      ---------

Comprehensive income (loss) ................................     $ (18,847)     $ (41,730)     $   2,609      $ (32,717)
                                                                 =========      =========      =========      =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                -------------------------
                                                                                   2000           1999
                                                                                ---------      ----------
                                                                                         (NOTE)
OPERATING ACTIVITIES
   Net income (loss) ......................................................     $   2,811      $  (6,965)
   Adjustments to reconcile net income (loss) to
     cash used in operating activities:
     Decrease in policy liabilities .......................................       (11,087)       (41,104)
     Decrease in other liabilities ........................................       (12,158)       (19,854)
     Increase (decrease) in  income taxes .................................        27,690        (33,515)
     Decrease in deferred acquisition costs ...............................         2,758          9,227
     Increase in accrued investment income ................................       (19,089)       (13,216)
     Decrease in reinsurance and other receivables ........................        11,759         21,566
     Depreciation and amortization ........................................         6,802          7,410
     Decrease in collections payable ......................................       (16,205)          --
     Operating loss of HealthAxis.com .....................................        15,154           --
     Gains on sale of investments .........................................       (24,942)        (1,395)
     Amounts  (contributed to) received from discontinued operations ......       (92,100)        78,255
     Other items, net .....................................................        (1,990)        (3,830)
                                                                                ---------      ---------
         Cash Used in Operating Activities ................................      (110,597)        (3,421)
                                                                                ---------      ---------

INVESTING ACTIVITIES
   Decrease (increase) in student loans ...................................       148,874       (295,951)
   Decrease  in other investments .........................................        49,946          3,428
   Proceeds from sale of HealthAxis.com shares ............................        30,000           --
   Decrease (increase) in restricted cash .................................       279,846        (53,001)
   Increase in agents' receivables ........................................        (5,089)        (4,006)
   Purchase of subsidiary .................................................        (4,481)          --
   Increase in property and equipment .....................................        (4,482)        (4,898)
                                                                                ---------      ---------
         Cash Provided by (Used in) Investing Activities ..................       494,614       (354,428)
                                                                                ---------      ---------

FINANCING ACTIVITIES
   Deposits from investment products ......................................         8,425          8,353
   Withdrawals from investment products ...................................       (24,022)       (16,521)
   Proceeds from student loan borrowings ..................................       305,003        704,240
   Repayment of student loan borrowings ...................................      (707,676)      (369,579)
   Proceeds from debt .....................................................        86,000         75,520
   Repayment of debt ......................................................      (103,974)       (44,523)
   Other items, net .......................................................           889         (4,575)
                                                                                ---------      ---------
         Cash Provided by (Used in) Financing Activities ..................      (435,355)       352,915
                                                                                ---------      ---------

         Net Decrease in Cash .............................................       (51,338)        (4,934)
         Net Cash at Beginning of Period ..................................        74,091         16,900
                                                                                ---------      ---------
         Cash at End of Period ............................................     $  22,753      $  11,966
                                                                                =========      =========


See notes to consolidated condensed financial statements.


Note: Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

NOTE B - DISCONTINUED OPERATION

    The Company has classified its United CreditServ business unit (consisting of United CreditServ, Inc. ("UCS") and its subsidiaries, including Specialized Card Services, Inc., United Membership Marketing Group, Inc. ("UMMG") and United Credit National Bank ("UCNB")) as a discontinued operation. The Company currently expects to complete the sale of the United CreditServ unit during the year 2000, after which it will no longer engage in the sub-prime credit card business. Accordingly, the assets, liabilities, and results of operations for this business unit have been reflected as discontinued operations for all periods presented.

    At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit. During the quarter and six-month periods ended June 30, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $18.8 million and $33.4 million, respectively, which losses were charged to the liability for loss on disposal.

    On August 4, 2000, UICI executed a definitive agreement to sell substantially all of the non-cash assets associated with its United CreditServ credit card business, including its credit card receivables portfolios, for a cash purchase price at closing of approximately $134.0 million. In addition to the cash purchase price payable at closing, the definitive agreement for the sale of the assets contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one year period. The sale is subject to several closing conditions, including bank regulatory approval. UICI currently expects that the sale can be completed prior to September 30, 2000, though there can be no assurance if or when the transaction will in fact be completed.

    In connection with the proposed sale, UICI will retain substantially all liabilities associated with its credit card business, including liability for payment of all certificates of deposit issued by United Credit National Bank, merchant holdback liabilities, liabilities associated with pending litigation and other contingencies. UICI will retain United CreditServ's building and real estate in Sioux Falls, South Dakota, and will lease the facilities to the purchaser pursuant to a long-term lease. UICI will also retain the right to continue to collect approximately $250.0 million face amount of previously charged off credit card receivables.

    Reflecting the terms of the proposed sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). The Company currently estimates that the remaining liability for loss on disposal will be adequate to absorb all losses on disposal, including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon the disposal of the discontinued operation could differ materially from the current estimate.

    The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000 and through July 29, 2000, UICI has contributed to United CreditServ an aggregate of $176.6 million in cash, including $50.0 million contributed over the thirty-day period ended July 29, 2000 pursuant to the UCNB Capital Plan (see discussion below). UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries), the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the Office of the Comptroller of the Currency (the "OCC") (the "February Consent Order"). The February Consent Order requires UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations). The Consent Order further required UCNB, until further notice from the OCC, to cease all transactions with affiliated parties (including UICI but excluding Specialized Card Services, Inc., the servicer of UCNB's credit card accounts), and to conduct an immediate review of all agreements with all third parties to assess whether such agreements are on terms fair and reasonable to UCNB. UCNB was further prohibited under the terms of the February Consent Order from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems. Under the terms of the February Consent Order, UCNB was generally prohibited from increasing its assets in the future unless the OCC has approved a capital plan submitted by UCNB and UCNB is in compliance with the capital plan.

    In accordance with the terms of the February Consent Order issued by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At December 31, 1999 and June 30, 2000, UCNB had $290.0 million and $182.7 million, respectively, of certificates of deposits outstanding, and UCNB held approximately $110.5 million and $89.7 million, respectively, in cash, cash equivalents and short term U.S. Treasury securities. Of the certificates of deposit outstanding at June 30, 2000, $48.1 million matured on or before July 31, 2000; $53.1 million mature between August 1 and September 30, 2000; $64.5 million mature between October 1 and December 31, 2000; and $17.0 million mature thereafter.

    On June 29, 2000, the OCC approved a definitive Capital Plan previously submitted by the Company and UCNB as required by the February Consent Order (the "UCNB Capital Plan"). The UCNB Capital Plan approved by the OCC requires the orderly disposition on or before December 31, 2000 of the Company's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of or provision for all other UCNB liabilities, and the maintenance of minimum capital ratios during this period. The UCNB Capital Plan requires (a) the Company through UCS to contribute an aggregate of $50.0 million to the capital of UCNB in prescribed increments over a thirty-day period ended July 29, 2000 (which $50.0 million was contributed as required) and (b) UICI and Ronald L. Jensen (UICI's Chairman) to deliver additional collateral to UCNB to further secure UCNB's obligations under the Capital Plan (which collateral was delivered as of July 29, 2000, as required).

    The UCNB Capital Plan as submitted to and approved by the OCC does not contemplate that UCNB will need to issue any new certificates of deposit. The UCNB Capital Plan contemplates that UCNB will have sufficient cash and cash equivalents to fully discharge all insured deposits, regardless of the amount of proceeds ultimately realized upon sale or disposition of UCNB's credit card portfolio and other assets.

    The Company, UCS and UCNB agreed to the issuance by the OCC on June 29, 2000 of separate Consent Orders (the "June Consent Orders") memorializing the terms of the UCNB Capital Plan. The June Consent Orders required, among other things, (a) the Company through UCS to contribute additional capital to UCNB in the amount of $50.0 million in prescribed increments over a thirty-day period ended July 29, 2000; (b) UCNB to maintain prescribed capital ratios throughout the plan period; (c) UCNB to adopt and implement certain credit card administrative policies and procedures; and (d) the Company, on or before December 31, 2000, to assume all of UCNB's remaining contingent liabilities. The Company's obligations under the Capital Plan are secured by (a) a pledge by the Company of a short-term promissory note in the principal amount of $35.0 million issued to the Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit and (b) a pledge by Mr. Jensen of $7.1 million face amount of investment securities owned by Mr. Jensen.

    In the event that UCNB fails to comply with the terms of the February Consent Order, or in the event that the Company, UCS or UCNB fail to comply with the June Consent Orders, such failure could result in sanctions brought against the Company, UCS, UCNB, and their respective officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Orders in Federal District Court.

    Effective June 30, 2000, UCS sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1,000,000 on a revolving basis.

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

    Set forth below is a summary of the operating results of the United CreditServ business for the three and six-month periods ended June 30, 2000 and 1999, respectively.

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 ------------------------      ------------------------
                                                                   2000           1999           2000           1999
                                                                 ---------      ---------      ---------      ---------
                                                                            (IN THOUSANDS)
REVENUE
  Net interest income ......................................     $   5,886      $   6,484      $  10,452      $  10,720
  Credit card fees and other fee income ....................        44,116         45,614         94,601        100,192
                                                                 ---------      ---------      ---------      ---------
          Total revenues ...................................        50,002         52,098        105,053        110,912
EXPENSES
  Provision for loan losses ................................        45,876         49,474         84,069         76,369
  Operating expenses .......................................        22,880         62,091         54,337         79,265
                                                                 ---------      ---------      ---------      ---------
          Total expenses ...................................        68,756        111,565        138,406        155,634
                                                                 ---------      ---------      ---------      ---------
Loss from operations before federal income taxes ...........       (18,754)       (59,467)       (33,353)       (44,722)
Amount charged to allowance for loss on disposal ...........        18,754           --           33,353           --
Loss from operations before income taxes ...................          --          (59,467)          --          (44,722)
Additional estimated loss on disposal ......................       (36,000)          --          (36,000)          --
Federal income tax benefit .................................       (12,600)       (20,754)       (12,600)       (15,575)
                                                                 ---------      ---------      ---------      ---------
Loss from discontinued operations ..........................     $ (23,400)     $ (38,713)     $ (23,400)     $ (29,147)
                                                                 =========      =========      =========      =========

    Assets and liabilities of the United CreditServ business to be disposed of consisted of the following at June 30, 2000 and December 31, 1999:

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2000          1999
                                                                 ---------    ------------
                                                                        (IN THOUSANDS)

Assets
  Cash .....................................................     $   4,580      $  18,469
  Short term investments ...................................        85,105         92,070
  Credit card receivables, net of allowance for losses.......      140,182        190,676
  Other assets .............................................        60,187         46,869
                                                                 ---------      ---------
          Total assets .....................................     $ 290,054      $ 348,084
Liabilities
  Time deposits ............................................       182,709        290,023
  Notes payable ............................................         6,594         12,241
  Other liabilities ........................................        25,884         65,700
  Reserve for loss on disposal .............................       132,647        130,000
                                                                 ---------      ---------
          Total liabilities ................................       347,834        497,964
                                                                 ---------      ---------
Net liabilities to be disposed .............................     $ (57,780)     $(149,880)
                                                                 =========      =========

    The following is a summary of the credit card loans as of June 30, 2000 and December 31, 1999:

                                         JUNE 30,    DECEMBER 31,
                                           2000          1999
                                         --------    ------------
                                             (IN THOUSANDS)

AFCA credit card loans ............     $  50,732     $  38,467
ACE credit card loans .............       136,127       236,855
Transferor's interest .............        17,421        23,992
                                        ---------     ---------
    Total credit card loans .......     $ 204,280     $ 299,314
                                        =========     =========

    The Company's allowance for losses on credit card loans is summarized below:

                                     SIX MONTHS ENDED        YEAR ENDED
                                       JUNE 30, 2000      DECEMBER 31, 1999
                                     ----------------     -----------------
                                             (IN THOUSANDS)

Balance at beginning of year ......     $ 108,638            $  66,811
Provision for loan losses .........        84,069              211,747
Recoveries ........................        29,999               40,091
Charge offs and other .............      (158,608)            (210,011)
                                        ---------            ---------
Balance at end of period ..........     $  64,098            $ 108,638
                                        =========            =========

    The net credit card receivables of United CreditServ decreased from $190.7 million at December 31, 1999 to $140.2 million at June 30, 2000. The change resulted from additions to credit card balances for new purchases, interest, and fees of $274.0 million, less payments of $210.4 million, recoveries of previously charged off balances of $30.0 million, and a provision for uncollectible accounts of $84.1 million.

NOTE C - LIQUIDITY

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. In the six-month periods ended June 30, 2000 and 1999, net cash used in operations totaled approximately $110.6 million and $3.4 million, respectively.

    UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The laws governing the Company's insurance subsidiaries restrict dividends paid by the Company's domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company's liquidity and capital resources.

    The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000 and through July 29, 2000, UICI has contributed to United CreditServ an aggregate of $176.6 million in cash, including $50.0 million contributed in the thirty-day period ended July 29, 2000 pursuant to the UCNB Capital Plan. In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $3.95 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note J to Notes to Consolidated Condensed Financial Statements). UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    Based on projections as of August 1, 2000, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $29.7 million to fund future operating losses of the credit card business. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $26.8 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($34.8 million at August 7, 2000), cash received from interest income and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses), and scheduled principal payments on a $35.0 million promissory note delivered to the Company in July 2000 in connection with the sale of the Company's National Motor Club unit (see Note J - Related Party Transactions).

    UICI does not currently anticipate the need during 2000 to utilize the proceeds of regular or special dividends from The MEGA Life and Health Insurance Company or Mid West National Life Insurance Company of Tennessee (the Company's principal regulated insurance company subsidiaries) to fund its cash commitments under the UCNB Capital Plan or for other cash needs. However, it is likely that the payment of dividends from its regulated insurance subsidiaries, if made, would adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $16.0 million after December 22, 2000.

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

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At June 30, 2000, the Company's carrying value of its investment in HealthAxis.com was $12.8 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the six months ended June 30, 2000 in the amount of $15.2 million.

    On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAI agreed to acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "Proposed HAI Merger"). Upon consummation of the Proposed HAI Merger, HealthAxis.com shareholders (including the Company) would receive 1.127 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. The consummation of the Proposed HAI Merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval. If the Proposed HAI Merger proceeds in accordance with its current terms, the Company will hold approximately 20.1 million shares (representing 43.2%) of the issued and outstanding shares of HAI.

    The Merger Agreement provides that either of HealthAxis.com or HAI has the right to terminate the Merger Agreement if the Proposed HAI Merger was not completed by July 31, 2000 for any reason other than a breach of the Merger Agreement by the party giving notice. The Proposed HAI Merger had not been completed as of such date. While neither party to the Merger Agreement has tendered a formal notice of termination, the parties are reassessing the advisability of proceeding with the Proposed HAI Merger in its current form and under its current terms, in light of changed market conditions and other factors.

    Set forth below is summary condensed balance sheet and income statement data for HealthAxis.com as of and for the three and six-month periods ended, June 30, 2000. This financial information has been adjusted to exclude the effects of push-down accounting for the HealthAxis Merger.

                                                   JUNE 30,
                                                    2000
                                                --------------
                                                (IN THOUSANDS)
Assets
  Cash ......................................     $ 31,231
  Accounts receivable .......................       10,031
  Property and equipment ....................        7,825
  Other assets ..............................        4,857
                                                  --------
          Total assets ......................     $ 53,944
                                                  ========
Liabilities
  Accounts payable and accrued expenses .....     $  9,594
  Other liabilities .........................        2,804
                                                  --------
          Total liabilities .................       12,398
Stockholders' equity ........................       41,546
                                                  --------
Total liabilities and equity ................     $ 53,944
                                                  ========


                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30, 2000         JUNE 30, 2000
                                      ------------------      ----------------
                                                    (IN THOUSANDS)

Revenue ...........................       $  10,737              $  22,410
Operating expenses ................         (34,289)               (59,813)
                                          ---------              ---------
          Net loss ................       $ (23,552)             $ (37,403)
                                          =========              =========

NOTE E - LONG TERM DEBT

    On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bears interest at the per annum rate of 11.0%, matures on August 1, 2001, is secured by a pledge of all of the assets of the offshore companies, and is guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill liquidity needs at the parent company.

    Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10,000,125, which note bears interest at LIBOR plus 150 basis points (1.5%) (8.2787% at June 30, 2000), and is payable as to principal in equal quarterly installments in the amount of $500,006, commencing October 1, 2000, with a final maturity of June 30, 2005. The note was delivered to discharge an account payable by UCS in the amount of $10,000,000 owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company (included in net liabilities of discontinued operations) at December 31, 1999 and March 31, 2000.

    On March 14, 2000, a limited liability company controlled by the Company's Chairman ("Lender LLC") loaned $70.0 million to a newly-formed subsidiary of the Company (the "Lender LLC Loan"). The Lender LLC Loan bears interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

    On March 14, 2000, UICI reduced indebtedness outstanding under its unsecured credit facility with a group of banks from $100.0 million to $25.0 million, utilizing $5.0 million of cash on hand and the proceeds of the Lender LLC Loan. As part of the paydown, the bank credit facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) were made applicable solely to Mid-West. Amounts outstanding under the bank credit facility continued to bear interest at LIBOR plus 100 basis points per annum.

    On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the bank credit facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, assumed 100% of the banks' remaining $6.0 million position in the bank credit facility. As a result of these transactions, at June 30, 2000, the Company (or its subsidiary) had indebtedness outstanding owing to Lender LLC in the aggregate amount of $76.0 million, and all of the Company's indebtedness owing to commercial banks under the bank credit facility had been paid in full.

    Effective July 27, 2000, the Company and the Lender LLC completed the restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million. Giving effect to the restructuring, Lender LLC holds indebtedness in the aggregate principal amount of $70.0 million owing by the Company, which indebtedness (the "Amended Lender LLC Loan") consists of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The unsecured tranche of the Amended Lender LLC Loan is mandatorily prepayable by the Company upon and to the extent of the Company's receipt of a tax refund currently expected to be received in February 2001 in the amount of approximately $22.0 million. The Amended Lender LLC Loan (a) matures on January 1, 2002, (b) continues to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) is mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

NOTE F - INCOME TAXES

    The Company's effective tax rate on continuing operations for each of the three-month and six-month periods ended June 30, 2000 was approximately 40% and 46%, respectively. Educational Finance Group, Inc. ("EFG") is 75% owned by the Company, and files a separate federal income tax return. Operating losses at EFG are not eligible for utilization in the Company's consolidated income tax return, and no tax benefit was provided on EFG's loss for the three and six months ended June 30, 2000 of $1.7 million and $11.2 million, respectively (including amortization of goodwill).

NOTE G - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                    --------------------------      --------------------------
                                                       2000            1999            2000            1999
                                                    ----------      ----------      ----------      ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Income (loss) available to common shareholders:
  Income from continuing operations available
     to Common shareholders ...................     $    6,420      $   10,868      $   26,211      $   22,182
  Loss from discontinued operations ...........        (23,400)        (38,713)        (23,400)        (29,147)
                                                    ----------      ----------      ----------      ----------
  Net income (loss) ...........................     $  (16,980)     $  (27,845)     $    2,811      $   (6,965)
                                                    ==========      ==========      ==========      ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share ..........         46,427          46,231          46,405          46,292
Effect of dilutive securities:
Employee stock options and other shares .......          1,561           1,379           1,206           1,324
                                                    ----------      ----------      ----------      ----------
Weighted average shares outstanding--dilutive
  earnings (loss) per share ...................         47,988          47,610          47,611          47,616
                                                    ==========      ==========      ==========      ==========
Basic earnings (loss) per share
  From continuing operations ..................     $     0.14      $     0.24      $     0.57      $     0.48
  From discontinued operations ................          (0.50)          (0.84)          (0.50)          (0.63)
                                                    ----------      ----------      ----------      ----------
  Net income (loss) ...........................     $    (0.36)     $    (0.60)     $     0.07      $    (0.15)
                                                    ==========      ==========      ==========      ==========
Diluted earnings (loss)  per share
  From continuing operations ..................     $     0.13      $     0.23      $     0.55      $     0.47
  From discontinued operations ................          (0.49)          (0.81)          (0.49)          (0.61)
                                                    ----------      ----------      ----------      ----------
  Net income (loss) ...........................     $    (0.36)     $    (0.58)     $     0.06      $    (0.14)
                                                    ==========      ==========      ==========      ==========

NOTE H - LEGAL PROCEEDINGS

    The Company is a party to the following material legal proceedings:

SECURITIES CLASS ACTION LITIGATION

    As previously disclosed, in December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits alleging, among other things, that UICI's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of UICI's credit card business, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The three cases have been subsequently consolidated as Herbert R. Silver, et al. v. UICI et al, which is pending in U.S. District Court for the Northern District of Texas. Plaintiffs purport to represent a class of persons who purchased UICI common stock from April 16, 1999 through December 9, 1999. On June 12, 2000, plaintiffs filed a consolidated amended class action complaint, amending, consolidating and supplementing the allegations made in the original cases.

    On August 4, 2000, UICI and the individual defendants filed a motion to dismiss the case in its entirety, asserting that plaintiffs failed to properly plead the elements of a Section 10(b) claim. The Court has not ruled on the motion. The Company intends to continue to vigorously contest the allegations in the cases.

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

    UICI believes that the District Court was incorrect in the awarding of attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty, and on September 10, 1999 the Company filed its initial briefs in support of its appeal of the District Court's decision as to those issues. The Company did not, however, appeal the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed his initial brief in support of his appeal of, among other things, the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun. On October 4, 1999, Sun filed its brief in opposition to the appeal.

    Oral argument before the Dallas Court of Appeals on the appeal was held on February 1, 2000. On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas delivered its opinion on the appeal, reversing the trial court's judgment as to UICI's liability for attorneys' fees and in its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. The case has been remanded to the trial court for a new trial.

    The Special Litigation Committee constituted to review and assess the allegations in the Schappel Shareholder Derivative Litigation (see discussion below) recommended that the Company seek the release to the Company of approximately $7.55 million of proceeds from the STP sale held in the District Court's registry. In accordance with that recommendation, on May 4, 2000 the Company filed a motion with the appeals court to partially lift the stay it had imposed of the trial court's order of distribution, for the sole purpose of distributing to UICI $7.55 million from the registry of the trial court (which amount represents UICI's uncontested portion of the STP sales proceeds). The motion to lift the stay for the purpose of releasing the $7.55 million was denied by the Appeals Court on May 30, 2000.

    In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than $15.149 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.149 million. The Assurance Agreement also restricts the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional guaranty of the value of UICI's initial investment in a predecessor company to STP.

    The Company cannot at this time predict how, when or in what fashion the Sun Litigation will ultimately be resolved. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement would be treated as a capital contribution to the Company, and the gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

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

    On March 20, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to the allegations in the original complaint. Based on its review and assessment of the allegations in the original complaint, the Special Litigation Committee recommended that the Company (a) seek dismissal of claims raised in the original complaint in the derivative lawsuit, including dismissal of claims relating to Mr. Jensen's June 25, 1996 guaranty (see discussion below); (b) seek the release to UICI of approximately $7.55 million of uncontested proceeds from the STP sale held in the District Court's registry; (c) seek from Mr. Jensen and/or former management certain legal fees incurred by UICI in connection with the Sun Litigation that it believes were incurred without appropriate board approval (which fees were reimbursed by Mr. Jensen on July 5, 2000); (d) seek reimbursement of certain legal fees awarded to Sun if and only if certain ongoing appeals prove unsuccessful; and (e) implement certain heightened related-party transaction controls. The Special Litigation Committee also recommended that UICI ratify the Assurance Agreement, which allows UICI to recover up to $15.149 million from the STP sale and which also requires UICI to look to the proceeds from the STP sale to satisfy Mr. Jensen's 1996 guaranty of the value of UICI's initial investment in a predecessor company to STP. The Company's Board of Directors affirmed the Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

    On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings for the purposes of evaluating the Special Litigation Committee's decision on the guaranty extended by Mr. Jensen (and the derivative plaintiff's motion for summary judgment on the guaranty) and releasing the $7.55 million of uncontested funds to the Company. That hearing was held on May 16, 2000.

    On April 26, 2000, the Special Litigation Committee filed a Motion to Dismiss Certain Derivative Claims, contending that plaintiff's claims arising from or relating to the Jensen guaranty claim were without merit and should be dismissed from the lawsuit. On June 6, 2000, the Court heard arguments on the Special Litigation Committee's Motion to Dismiss the guaranty claim, and on June 10, 2000, the Court granted the Motion to Dismiss. On April 30, 2000, UICI filed a Motion to Disqualify Plaintiff and his counsel, alleging that they were not fair and adequate representatives of UICI. On May 4, 2000, plaintiff filed a Motion to Show Authority, alleging that UICI did not have the authority to file the Motion to Disqualify. The Motion to Disqualify and the Motion to Show Authority are still pending before the Court.

    The Special Litigation Committee continues to assess the allegations contained in plaintiff's amended complaints.

ACE AND AFCA LITIGATION

    As previously disclosed, the Company and UCNB are parties to separate lawsuits filed in February 2000 by American Credit Educators, Inc. ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado). In the suits, plaintiffs have alleged, among other things, that UCNB has breached its agreements with ACE and AFCA and have claimed damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

    On June 26, 2000, AFCA filed a first amended complaint seeking, among other things, a declaratory judgement and injunctive relief and alleging breach of contract and other causes of action.

    On August 2, 2000, following a hearing held on July 28, 2000, the court granted plaintiff's motion to disqualify the Company's designated counsel from representing the Company and United Credit National Bank in the AFCA case, but the court denied plaintiff's motion to disqualify the Company's designated counsel from the ACE case. By agreement with plaintiffs' counsel, the due date for the Company's responses to the complaints in these two cases has been extended.

    The Company believes that it and UCNB have meritorious defenses to the allegations and intends to vigorously contest the cases.

MITCHELL LITIGATION

    As previously disclosed, the Company and one of its subsidiaries are named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). The Company marketed credit cards through AFCA through February 2000. Plaintiffs also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The only defendant in the federal case (the "BankFirst case") is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

    The California state court in the Mitchell case has certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999. Defendants' pending motions to compel arbitration and to narrow the class definition are currently scheduled to be argued on August 18, 2000.

    On September 27, 1999, the parties reached a tentative settlement with respect to the AFCA case and the BankFirst case. However, the existence of the Consent Order to which UCNB is now subject and certain subsequent statements by AFCA's principal, Phillip A. Gray, have called into question whether consummation of the tentative settlement is possible or practicable. Accordingly, the parties advised the courts that the settlement was unlikely to occur.

    On May 4, 2000, the court in the BankFirst case granted Bankfirst's motion for summary judgment and entered a judgment terminating the case in favor of Bankfirst and against plaintiff Mitchell. Plaintiff Mitchell subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

    By order dated June 26, 2000, the State Court designated the AFCA case a "complex case" within the meaning of California Code of Civil Procedure, Section 1800, et. seq., and the court set August 31, 2000 as the date for the

Initial Complex Case Management Conference. The previously entered stay of litigation in the AFCA case remains in effect until the August 31, 2000 Initial Case Management Conference.

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

    The parties in the Bullock County cases settled the cases at nominal cost to UCNB, and the court formally dismissed the Bullock County cases in June 2000.

    UCNB filed motions to dismiss and motions to compel arbitration in the Macon County suits, and hearings on the defendants' motions to compel arbitration have been postponed indefinitely at the request of plaintiffs' counsel. The Company believes that it has meritorious defenses to the allegations in the Macon County suits and intends to vigorously contest the case. The telemarketing activities in question were conducted for UCNB by a third party on an outsourced basis, and the Company believes that UCNB is entitled to indemnification by the third party in connection with the cases. In addition, a review of transcripts of recordings of the conversations confirms that, contrary to the allegations in the complaints, the charges for the ACE credit education materials were disclosed to all plaintiffs in this case.

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

    In May 2000 the Company reached an agreement with respect to substantially all monetary and non-monetary issues in the case. The trial court conducted a preliminary approval hearing of the settlement terms on June 16, 2000, and the final settlement approval hearing is currently scheduled for October 16, 2000.

GOTTSTEIN LITIGATION

    As previously disclosed, UICI, Ronald L. Jensen, and UGA, Inc. are party defendants in a purported class action lawsuit filed in November 1998 (Gottstein, et al. v. The National Association for the Self-Employed, et al., pending in the United States District Court for the District of Kansas). The class representatives have alleged fraud, conspiracy to commit fraud, breach of fiduciary duty, violation of the Kansas Consumer Protection Act, conspiracy to commit RICO violations, and violation of RICO, all arising out of the concurrent sales of individual health insurance policies underwritten and marketed by PFL Life Insurance Company (PFL) and memberships in The National Association for the Self-Employed (NASE).

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

JACOLA LITIGATION

    As previously disclosed, MEGA is a party defendant in a purported class action suit filed in May 1995 (Michael D. Jacola, et al. v. The MEGA Life and Health Insurance Company, et al., pending in the Circuit Court of Saline County, Arkansas), in which the named plaintiffs have alleged, among other things, fraud, negligence, deceit, misrepresentation and violations of the Arkansas Deceptive Trade Practices Act and the Arkansas Insurance Code. On February 16, 2000, the parties reached a tentative settlement in mediation, and on June 9, 2000, the court approved the class settlement and settlement documents were executed.

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

    On June 12, 2000, EFG filed and served its first amended complaint, in which EFG recited the claims from the first complaint and added additional breach-of-contract counts seeking recovery for a series of twenty-one promissory notes. On July 7, 2000, the defendants filed their answer to the amended complaint, asserting several affirmative defenses. Discovery in the case continues.

STATE OF CONNECTICUT INVESTIGATION

    On April 19, 2000, the Connecticut Attorney General's Office served upon UCNB a Civil Investigative Demand, seeking information regarding UCNB's credit card fees, disclosures, marketing practices, affinity relationships and the handling of payments from consumers to UCNB. On May 26, 2000, UCNB submitted a timely response to the information request.

UNITED CREDIT NATIONAL BANK

    As previously disclosed, on February 25, 2000, the Board of Directors of United Credit National Bank ("UCNB") consented to the issuance by the OCC of a Consent Order (the "February Consent Order"). UCNB is a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. The terms of the February Consent Order will govern for the indefinite future the capitalization, funding activities, growth and operations of UCNB.

    Under the terms of the February Consent Order, UCNB is prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. The February Consent Order requires UCNB, until further notice from the OCC, to cease all activities with American Credit Educators, Inc. ("ACE") and American Fair Credit Association, Inc. ("AFCA"), independent marketing associations through which UCNB has marketed its credit card programs to customers with limited or impaired credit records. The February Consent Order further requires UCNB, until further notice from the OCC, to cease all transactions with affiliated parties (including UICI but excluding Specialized Card Services, Inc., the servicer of UCNB's credit card accounts), and to conduct an immediate review of all agreements with all third parties to assess whether such agreements are on terms fair and reasonable to UCNB.

    UCNB is further prohibited under the terms of the February Consent Order from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems. Under the terms of the February Consent Order, UCNB is generally prohibited from increasing its assets in the future unless the OCC has approved a capital plan submitted by UCNB and UCNB is in compliance with the capital plan.

    On June 29, 2000, the OCC approved a definitive Capital Plan previously submitted by UCNB in accordance with the terms of the February Consent Order. The Capital Plan approved by the OCC requires the orderly disposition on or before December 31, 2000 of UICI's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of or provision for all other UCNB liabilities, and the maintenance of minimum capital ratios during this period. The Capital Plan further provides that (a) UICI through United CreditServ, Inc. (UICI's wholly owned subsidiary and the direct parent of UCNB) will contribute an aggregate of $50.0 million to the capital of UCNB in prescribed increments over a thirty-day period ending July 29, 2000 (which capital has been contributed as required) and (b) UICI and Ronald L. Jensen (UICI's Chairman) will deliver additional collateral to UCNB to further secure UCNB's obligations under the Capital Plan (which collateral has been deposited as required).

    On June 29, 2000, UICI, UCS and UCNB agreed to the issuance by the OCC of separate Consent Orders (the "June Consent Orders") memorializing the terms of the Capital Plan. The June Consent Orders provide, among other things, that (a) UICI through UCS will contribute additional capital to UCNB in the amount of $50.0 million; (b) UCNB will maintain prescribed capital ratios throughout the plan period; (c) UCNB will adopt and implement certain credit card administrative policies and procedures; and (d) on or before December 31, 2000, UICI will assume all of UCNB's remaining contingent liabilities. UCNB's obligations under the Capital Plan are secured by a pledge by Mr. Jensen (the Company's Chairman) of $7.1 million face amount of investment securities owned by him and by a pledge by UICI of a short-term promissory note in the principal amount of $35.0 million issued to UICI and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of UICI's National Motor Club unit. See Note J of Notes to Consolidated Condensed Financial Statements.

    In the event that UCNB fails to comply with the terms of the February Consent Order, or in the event that the Company, UCS or UCNB fail to comply with the June Consent Orders, such failure could result in sanctions brought against the Company, UCS, UCNB and their respective officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Orders in Federal District Court.

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

NOTE I - SEGMENT INFORMATION (CONTINUING OPERATIONS)

    The Company's operating segments included in continuing operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc. ("EFG"), UICI Administrators (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (acquired by the Company on February 3, 2000)) and other business units, (iii) the Company's investment in HealthAxis.com and (iv) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net of investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for transactions generally at cost.

    Revenues, income from continuing operations before federal income taxes, and identifiable assets by operating segment are set forth in the tables below:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       ------------------------      ------------------------
                                                          2000           1999           2000           1999
                                                       ---------      ---------      ---------      ---------
                                                                        (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ........................     $ 137,811      $ 143,338      $ 275,502      $ 290,018
     Student Insurance ...........................        28,430         29,707         55,704         55,794
     OKC Division ................................        22,885         23,561         46,581         47,545
     Special Risk ................................         9,564         14,258         20,232         28,805
     National Motor Club .........................         9,120          7,644         18,357         14,342
                                                       ---------      ---------      ---------      ---------
                                                         207,810        218,508        416,376        436,504

   Financial Services:
     Educational Finance Group ...................        44,754         22,649         80,988         46,022
     UICI Administrators .........................         5,635         11,620          9,357         22,835
     Other Business Units ........................           279            228            548            349
                                                       ---------      ---------      ---------      ---------
                                                          50,668         34,497         90,893         69,206

   Gain on sale of  HealthAxis.com shares.........            --             --         26,300             --
   Other Key Factors .............................         7,107          7,023         16,135         17,340
   Intersegment Eliminations .....................        (2,390)        (8,639)        (2,525)       (17,389)
                                                       ---------      ---------      ---------      ---------
Total Revenues from continuing operations ........     $ 263,195      $ 251,389      $ 547,179      $ 505,661
                                                       =========      =========      =========      =========


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                 ----------------------      ----------------------
                                                                   2000          1999          2000          1999
                                                                 --------      --------      --------      --------
                                                                                     (IN THOUSANDS)
Income (loss) from continuing operations before federal
  income taxes:
   Insurance:
     Self Employed Agency ..................................     $ 17,683      $ 14,248      $ 35,817      $ 17,399
     Student Insurance .....................................            7           743            91         1,503
     OKC Division ..........................................        2,272         4,927         6,405        10,445
     Special Risk ..........................................          297         1,052           543           602
     National Motor Club ...................................        1,319         1,156         2,408         2,255
                                                                 --------      --------      --------      --------
                                                                   21,578        22,126        45,264        32,204

Financial Services:
     Educational Finance Group .............................         (791)       (4,394)       (9,252)       (3,168)
     UICI Administrators ...................................          126           331          (140)        1,155
                                                                 --------      --------      --------      --------
                                                                     (665)       (4,063)       (9,392)       (2,013)

Gain on sale of HealthAxis.com shares ......................           --            --        26,300            --
HealthAxis.com operating loss ..............................       (9,234)           --       (15,154)           --
Other Key Factors ..........................................          555         1,599         5,154         7,191
                                                                 --------      --------      --------      --------
Total income from continuing operations before federal income
   Taxes and Goodwill amortization                                 12,234        19,662        52,172        37,382
                                                                 --------      --------      --------      --------
Less Goodwill amortization .................................        1,602         1,108         3,237         2,406
                                                                 --------      --------      --------      --------
Total income from continuing operations before federal
  income taxes .............................................     $ 10,632      $ 18,554      $ 48,935      $ 34,976
                                                                 ========      ========      ========      ========

                                                    JUNE 30,      DECEMBER 31,
                                                     2000             1999
                                                  -----------     ------------
                                                       (IN THOUSANDS)
Identifiable Assets
Insurance:
   Self Employed Agency .....................     $   422,810     $   423,142
   Student Insurance ........................          57,677          79,011
   OKC Division .............................         565,498         582,275
   Special Risk .............................          82,401          85,235
   National Motor Club ......................          24,549          20,713
                                                  -----------     -----------
                                                    1,152,935       1,190,376
Financial Services:
   Educational Finance Group ................       1,453,430       1,883,666
   UICI Administrators ......................           7,536          22,931
   Other business units .....................          20,546          20,029
                                                  -----------     -----------
                                                    1,481,512       1,926,626

Investment in HealthAxis.com ................          12,776              --
Other Key Factors ...........................         323,972         422,342
                                                  -----------     -----------
         Total assets from continuing
            operations ......................     $ 2,971,195     $ 3,539,344
                                                  ===========     ===========


NOTE J - RELATED PARTY TRANSACTIONS

INTRODUCTION

    Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest ("Jensen Affiliates").

    On March 20, 2000, the Board of Directors accepted the recommendations of the Special Litigation Committee to amend the Company's policy for related-party transactions to require (1) prospective review and approval by a majority of the "Disinterested Outside Directors", until March 20, 2001, of any contract or transaction involving payments of $60,000 or more over the life of any contract, and, after March 20, 2001, review and approval of any contract or transaction involving payments of $250,000 or more in any twelve-month period or $1,000,000 over the life of the contract and (2) defining a "related-party" as a person or entity that is an "affiliate" of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest. A "Disinterested Outside Director" is any director of UICI who is an employee of neither the Company nor any affiliate of the Company and otherwise holds no interest in any person or entity with which the Company proposes to enter into a transaction in question. Formal amendments to the Company's related party transactions policies and procedures, incorporating the Special Litigation Committee's recommendations, were adopted and approved by the Board of Directors of UICI at the Board's annual meeting held on June 8, 2000.

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

JUNE -- JULY 2000 TRANSACTIONS

    In June and July 2000, the Company entered into a series of transactions (the "July 2000 Transactions") with Ronald L. Jensen (the Company's Chairman) and affiliates of Mr. Jensen, the proceeds of which were utilized, in part, to fund the Company's cash and other obligations under the Consent Order, dated June 29, 2000, issued by the OCC to memorialize the terms of the UCNB Capital Plan approved by the OCC.

    In accordance with the policies and procedures of the Board of Directors, each of the July 2000 Transactions was approved by the disinterested outside directors of the Company at a meeting of the Board of Directors held on July 21, 2000, as being fair to UICI and its shareholders. The Board's determination was made, in part, in reliance upon the opinion of an independent financial advisor that the July 2000 Transactions, in their totality, were fair to the public shareholders (consisting of non-Jensen affiliated shareholders) from a financial point of view.

Restructuring of Lender LLC Loan

    On March 14, 2000, a limited liability company controlled by Mr. Jensen ("Lender LLC") loaned $70.0 million (the "Lender LLC Loan") to a newly-formed subsidiary of the Company, the proceeds of which were utilized by the Company to reduce indebtedness outstanding under the Company's unsecured bank credit facility from $100.0 million to $25.0 million. The Lender LLC Loan bore interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

    As part of the March 2000 paydown of the Company's bank credit facility, the facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West, and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) would be applicable solely to Mid-West. Amounts outstanding under the bank credit facility continued to bear interest at LIBOR plus 100 basis points per annum.

    On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the bank credit facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, accepted 100% of the banks' remaining $6.0 million position in the bank credit facility. As a result of these transactions, at June 30, 2000, the Company (or its subsidiary) had indebtedness outstanding owing to Lender LLC in the aggregate amount of $76.0 million, and all of the Company's indebtedness owing to commercial banks under the bank credit facility had been paid in full.

    Effective July 27, 2000, the Company and the Lender LLC completed a restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC in the amount of $6.0 million. Giving effect to the restructuring, Lender LLC holds indebtedness in the aggregate principal amount of $70.0 million owing by the Company, which indebtedness (the "Amended Lender LLC Loan") consists of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The unsecured tranche of the Amended Lender LLC Loan is mandatorily prepayable by the Company upon and to the extent of the Company's receipt of a tax refund currently expected to be received in February 2001 in the amount of approximately $22.0 million. The Amended Lender LLC Loan (a) matures on January 1, 2002, (b) continues to bear interest at the per annum rate of prime fluctuating from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) is mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

Sale of NMC Holdings, Inc.

    On July 27, 2000, the Company sold to an investor group consisting of Jensen family members (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. The NMC Note is an unsecured, full recourse obligation of the NMC Buyer and is unconditionally guaranteed by Mr. Jensen. The NMC Note bears interest at the per annum rate of prime fluctuating from time to time, with three equal installments of principal in the amount of $11.667 million due on each of October 1, November 1 and December 1, 2000, respectively.

    In accordance with the terms of the June Consent Orders, the Company has pledged the NMC Note to UCNB to secure, in part, the Company's obligations under the Capital Plan.

    UICI, NMC Buyer and NMC have entered into a Management Agreement, the terms of which govern the provision by UICI to NMC of management and administrative services, information technology services, telephone services and other services currently provided to NMC by UICI. The Management Agreement is terminable (a) by UICI at any time upon not less than 60 days' notice to NMC and the NMC Buyer, and (b) by NMC at any time following the payment in full of the NMC Note upon not less than 30 days' notice to UICI. Pursuant to the Management Agreement, UICI has agreed to allow William Gedwed (Executive Vice President and a Director of the Company and the holder of approximately 3% of the equity interest in NMC) to serve as a consultant to NMC for the term of the Management Agreement.

Jensen Indemnity Agreement

    To secure in part the Company's obligations under the Capital Plan, effective June 29, 2000 Mr. Jensen pledged to UCNB $7.1 million face amount of Series B Certificates created as part of the Company's securitizations of credit card receivables issued in 1997 and 1998 generated by UICI's credit card operations. As a condition to Mr. Jensen's pledge of the Series B Certificates, on June 29, 2000 the Company executed and delivered an Indemnity Agreement, pursuant to which the Company agreed, among other things, to indemnify and hold Mr. Jensen harmless from and against (A) loss, cost, expense, or liability incurred by Mr. Jensen arising from, in respect of or in connection with, a default by the Company of its obligations under the June Consent Orders, the UCNB Capital Plan or the Liquidity and Capital Assurances Agreement, and (B) any and all losses, costs and expenses (including reasonable attorneys' fees and expenses) incurred by Mr. Jensen in enforcing any rights under the Indemnity Agreement.

Sale of UICI Shares to NMC

    Pursuant to the terms of an agreement, dated July 13, 2000, between the Company and NMC, on July 24, 2000, the Company issued to NMC 175,000 treasury shares of common stock at a purchase price of $5.25 per share. It is anticipated that the 175,000 shares will be used to fund incentive stock programs for the benefit of NMC employees.

OTHER MATTERS

    On June 5, 2000, the Board of Directors of the Company (including all of the disinterested outside directors) approved the execution and delivery of a Consulting Agreement with Mr. Jensen. Pursuant to the terms of the Consulting Agreement, Mr. Jensen agreed to provide consulting and advisory services to the Company as requested by the Company from time to time, for a term ending on December 31, 2000, unless earlier terminated by either party upon not less than 30 days' prior written notice. The Consulting Agreement provides that Mr. Jensen will be compensated for his services at the hourly rate of $400.

    Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.69% of the Company's outstanding Common Stock. Effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The call/put price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement.

NOTE L - SUBSEQUENT EVENT

     On August 2, 2000, the Board of Directors of the Company authorized the issuance of an aggregate of 3,785,000 shares of its common stock to its employee stock ownership and savings plan and to its stock accumulation plans created for the benefit of its independent agents. The 3,785,000 shares when issued will represent approximately 7.5% of the issued and outstanding shares of UICI common stock.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

UNITED CREDITSERV -- DISCONTINUED OPERATION

    Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), the Company historically marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables have been securitized.

    Through 1999, United CreditServ marketed its credit card programs and access to a credit card through the American Fair Credit Association LLC ("AFCA"), an independent membership association that provided credit education programs and other benefits, and American Credit Educators LLC ("ACE"), which marketed credit education materials and had a marketing agreement with UCNB to solicit credit card applications. AFCA applicants were required to meet certain requirements (including payment of initiation and monthly membership fees) in order to become members of AFCA, and, in order to obtain a credit card, to meet underwriting criteria established by UCNB.

    Several recent developments have affected the operations of the Company's United CreditServ subsidiary and may materially and adversely affect the results of operations and financial condition of the Company in the future.

Sale of United CreditServ Operations

    In light of UICI's continuing difficulties with its United CreditServ unit, in March 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that UICI will exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. As a result, at December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit. During the quarter and six-month periods ended June 30, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $18.8 million and $33.4 million, respectively, which losses were charged to the liability for loss on disposal.

Effective June 30, 2000, UCS sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend the purchaser up to $1.0 million on a revolving basis.

    On August 4, 2000, UICI executed a definitive agreement to sell substantially all of the non-cash assets associated with its United CreditServ credit card business, including its credit card receivables portfolios, for a cash purchase price at closing of approximately $134.0 million. In addition to the cash purchase price payable at closing, the definitive agreement for the sale of the assets contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one year period. The sale is subject to several closing conditions, including bank regulatory approval. UICI currently expects that the sale can be completed prior to September 30, 2000, though there can be no assurance if or when the transaction will in fact be completed.

     In connection with the proposed sale, UICI will retain substantially all liabilities associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, merchant holdback liabilities, liabilities associated with pending litigation and other contingencies. UICI will retain United CreditServ's building and real estate in Sioux Falls, South Dakota, and will lease the facilities to the purchaser pursuant to a long-term lease. UICI will also retain the right to continue to collect approximately $250.0 million face amount of previously charged off credit card receivables.

    In connection with the proposed sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). The Company currently estimates that the remaining liability for loss on disposal will be adequate to absorb all losses on disposal, including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing losses through date of sale. The loss the Company will ultimately realize upon the disposal of the discontinued operation could differ materially from the current estimate.

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

    During the three and six-month periods ended June 30, 2000, United CreditServ incurred a loss from operations in the amount of approximately $18.8 million and $33.4 million, respectively, which losses were charged to the liability for loss on disposal established at December 31, 1999 in connection with the designation of United CreditServ as a discontinued operation for financial reporting purposes. See "Sale of United CreditServ Operations" above.

    UCNB is currently subject to the terms of a February Consent Order issued by the U.S. Office of the Comptroller of the Currency (the "OCC") (see discussion below). In accordance with the terms of the Consent Order, UCNB has ceased all activities with ACE and AFCA (UCNB's only marketing organizations), and UCNB is further prohibited under the terms of the Consent Order from introducing new products or services without approval by the OCC. Accordingly, for the indefinite future United CreditServ's Specialized Card Services' unit will be unable to generate sufficient revenue to cover its operating costs, and, as a result, the Company expects that Specialized Card Services, Inc. will continue to incur operating losses. The Company has taken immediate steps to reduce costs associated with its credit card operations, including significant staff reductions at and the sale of its UMMG operations. See "Sale of United CreditServ Operations" above.

Significant Cash Infusions to UCNB

    The 1999 and continuing operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ has contributed to UCNB as capital an aggregate of $176.6 million in cash, including additional cash in the amount of $50.0 million contributed pursuant to the UCNB Capital Plan (see discussion below) through July 27, 2000. UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries), the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand. See "Liquidity and Capital Resources."

Comptroller of the Currency Consent Orders and UCNB Capital Plan

    On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the OCC (the "February Consent Order"). The February Consent Order requires UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations). The February Consent Order further required UCNB, until further notice from the OCC, to cease all transactions with affiliated parties (including UICI but excluding Specialized Card Services, Inc., the servicer of UCNB's credit card accounts), and to conduct an immediate review of all agreements with all third parties to assess whether such agreements are on terms fair and reasonable to UCNB. UCNB is further prohibited under the terms of the February Consent Order from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems. Under the terms of the February Consent Order, UCNB is generally prohibited from increasing its assets in the future unless the OCC has approved a capital plan submitted by UCNB and UCNB is in compliance with the capital plan.

    In accordance with the terms of the February Consent Order issued by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At December 31, 1999 and June 30, 2000, UCNB had $290.0 million and $182.7 million, respectively, of certificates of deposits outstanding, and UCNB held approximately $110.5 million and $89.7 million, respectively, in cash, cash equivalents and short term U.S. Treasury securities. Of the certificates of deposit outstanding at June 30, 2000, $48.1 million matured on or before July 31, 2000; $53.1 million mature between August 1 and September 30, 2000; $64.5 million mature between October 1 and December 31, 2000; and $17.0 million mature thereafter.

    On June 29, 2000, the OCC approved a definitive Capital Plan previously submitted by the Company and UCNB as required by the February Consent Order (the "UCNB Capital Plan"). The UCNB Capital Plan approved by the OCC requires the orderly disposition on or before December 31, 2000 of the Company's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of or provision for all other UCNB liabilities, and the maintenance of minimum capital ratios during this period. The UCNB Capital Plan requires (a) the Company through UCS (the Company's wholly owned subsidiary and the direct parent of UCNB) to contribute an aggregate of $50.0 million to the capital of UCNB in prescribed increments over a thirty-day period ended July 29, 2000 (which $50.0 million was contributed as required) and
(b) UICI and Ronald L. Jensen (UICI's Chairman) to deliver additional collateral to UCNB to further secure UCNB's obligations under the Capital Plan (which collateral was delivered as of July 29, 2000, as required).

    The UCNB Capital Plan as submitted to and approved by the OCC does not contemplate that UCNB will need to issue any new certificates of deposit. The UCNB Capital Plan contemplates that UCNB will have sufficient cash and cash equivalents to fully discharge all insured deposits, regardless of the amount of proceeds ultimately realized upon sale or disposition of UCNB's credit card portfolio and other assets.

    The Company, UCS and UCNB agreed to the issuance by the OCC on June 29, 2000 of separate Consent Orders (the "June Consent Orders") memorializing the terms of the UCNB Capital Plan. The June Consent Orders required, among other things,
(a) the Company through UCS to contribute additional capital to UCNB in the amount of $50.0 million in prescribed increments over a thirty-day period ended July 29, 2000; (b) UCNB to maintain prescribed capital ratios throughout the plan period; (c) UCNB to adopt and implement certain credit card administrative policies and procedures; and (d) the Company, on or before December 31, 2000, to assume all of UCNB's remaining contingent liabilities. The Company's obligations under the Capital Plan are secured by (a) a pledge by the Company of a short-term promissory note in the principal amount of $35.0 million issued to the

Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit and (b) a pledge by Mr. Jensen of $7.1 million face amount of investment securities owned by Mr. Jensen.

    In the event that UCNB fails to comply with the terms of the February Consent Order, or in the event that the Company, UCS or UCNB fail to comply with the June Consent Orders, such failure could result in sanctions brought against the Company, UCS, UCNB, and their respective officers and directors and UCNB's "institution-related parties," including the assessment of civil money penalties and enforcement of the Consent Orders in Federal District Court.

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

EDUCATIONAL FINANCE GROUP, INC.

    In the three-month and six-month periods ended June 30, 2000, Educational Finance Group, Inc. ("EFG") incurred an operating loss in the amount of $791,000 and $9.3 million, respectively, compared to operating losses of $4.4 million and $3.2 million in the corresponding 1999 periods. Included in operating results for the three-month and six-month periods were pre-tax gains from the sale of student loans in the amount of $9.9 million and $10.6 million, respectively. The operating loss in the three and six month periods ended June 30, 2000 resulted primarily from the factors described below.

    During the six months ended June 30, 2000, EFG incurred charges in the aggregate amount of approximately $4.5 million, which charges were associated with the management transition effected in January 2000, the relocation of EFG's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write off of facilities development costs and the write-off of previously capitalized costs incurred in connection with EFG's Internet strategy and other business initiatives undertaken by prior management.

    During the three months and six months ended June 30, 2000, an increase in prevailing interest rates had a negative effect on the cost of financing EFG's student loan portfolio. In addition, EFG incurred a significantly reduced interest rate spread on its portfolio of supplemental loans to parents of dependent students ("PLUS loans"). At June 30, 2000, EFG had an aggregate of $270.0 million principal amount of PLUS loans outstanding. The interest rate yield on PLUS loans is set annually beginning July 1 through June 30 by regulation at a fixed rate (7.72% throughout the first six months of 2000). If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, the holder of PLUS loans is eligible for government subsidized, special allowance payments for the year. The fixed interest rate yield in the six months ended June 30, 2000 was below the maximum rate. The interest yield on PLUS loans was reset on July 1, 2000 to 8.99%. For the twelve months beginning July 1,

2000, the fixed rate will be below the maximum rate and a holder of PLUS loans will not be entitled to special allowance payments. EFG finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities.

    EFG incurs significant costs in connection with the self-origination of student loans. While the Company believes that such costs increase the future value of EFG's student loan portfolio, a significant portion of such costs may not be capitalized for financial reporting purposes and must be expensed in the period in which incurred. Through its Education Loan Administrators Group, EFG markets PLUS loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. During the three months and six months ended June 30, 2000, EFG originated approximately $4.9 million and $96.5 million, respectively, of PLUS loans, and incurred approximately $2.3 million and $4.7 million, respectively, of costs in connection with originating such loans, of which $ 1.3 million was capitalized in each of the periods.

    During the three months ended June 30, 2000, EFG's student loan servicing operations realized operating income of $340,000, and during the six months ended June 30, 2000 such operations incurred a loss of $318,000. EFG continues to explore means to reduce ongoing operating costs and increase operating efficiencies at this operation.

    During the three months and six months ended June 30, 2000, EFG's Academic Management Services, Inc. subsidiary reported operating income in the amount of $372,000 and $548,000, respectively, including gain on sale of student loans of $1.0 million and $2.3 million, respectively. Due to the seasonal nature of Academic Management Services, Inc.'s tuition installment plan activities, a significant portion of Academic Management Services, Inc.'s revenues and profits have historically been generated during the second half of the fiscal year.

    During the six months ended June 30, 2000, EFG incurred additional expenses in connection with a sale of student loans in December 1999. The $280 million proceeds of this sale, which were received in late December 1999, were invested by EFG at short term rates until January 15, 2000, at which time the borrowings associated with the sold student loan assets could, in accordance with their terms, be paid down. These borrowings bore interest at rates in excess of short-term investment rates of approximately 2.5%.

COMPLETION OF PROPOSED HEALTHAXIS.COM MERGER

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

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At June 30, 2000, the Company's carrying value of its investment in HealthAxis.com was $12.8 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the six months ended June 30, 2000 in the amount of $15.2 million.

    On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HAI agreed to acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "Proposed HAI Merger"). Upon consummation of the Proposed HAI Merger, HealthAxis.com shareholders

(including the Company) would receive 1.127 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. The consummation of the Proposed HAI Merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval. If the Proposed HAI Merger proceeds in accordance with its current terms, the Company will hold approximately 20.1 million shares (representing 43.2%) of the issued and outstanding shares of HAI.

    The Merger Agreement provides that either of HealthAxis.com or HAI has the right to terminate the Merger Agreement if the Proposed HAI Merger is not completed by July 31, 2000 for any reason other than a breach of the Merger Agreement by the party giving notice. The Proposed HAI Merger had not been completed as of such date. While neither party to the Merger Agreement has tendered a formal notice of termination, the parties are reassessing the advisability of proceeding with the Proposed HAI Merger in its current form and under its current terms, in light of changed market conditions and other factors.

ISSUANCE OF COMMON STOCK TO EMPLOYEE AND AGENT PLANS

    On August 2, 2000, the Board of Directors of the Company authorized the issuance of an aggregate of 3,785,000 shares of its common stock to its employee stock ownership and savings plan and to its stock accumulation plans created for the benefit of its independent agents. The 3,785,000 shares when issued will represent approximately 7.5% of the issued and outstanding shares of UICI common stock.

    In particular, UICI has agreed to issue to its employee stock ownership and savings plan 1,610,000 shares of its common stock at a purchase price of $5.25 per share, or $8.45 million in the aggregate. The purchase price for the shares will be paid by delivery to UICI of the plan's $8.45 million promissory note, which will be secured by a pledge of the purchased shares. The note will be repaid over a period of approximately two years by crediting UICI's mandatory contribution obligations with respect to the plan against principal and interest due on the note.

    UICI also intends to issue an aggregate of 2,175,000 shares of its common stock to its agent stock accumulation plans, such shares to be allocated among the agent plans maintained for the benefit of its UGA - Association Field Services, New United Agency, Cornerstone Marketing of America, CFLD Association Field Services and CLD Agency agency field forces. For approximately the next two years, the Company will grant "matching credits" to participating agents' accounts in the stock accumulation plans based on the lesser of $5.25 per share or fair market value, and the Company will satisfy its funding commitment by issuing newly issued shares rather than by making cash contributions which would otherwise be invested in UICI shares at market value.

RESULTS OF CONTINUING OPERATIONS

    The Company's business segments included in continuing operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Educational Finance Group, Inc. and the Company's UICI Administrators operations (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3,
2000)) and other business units, (iii) the Company's investment in HealthAxis.com, Inc. and (iv) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income.

    Revenues, income from continuing operations before federal income taxes ("operating income") and income from continuing operations by business segment are summarized in the tables below:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                  ------------------------      ------------------------
                                                     2000           1999           2000          1999
                                                  ---------      ---------      ---------      ---------
                                                                      (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ...................     $ 137,811      $ 143,338      $ 275,502      $ 290,018
     Student Insurance ......................        28,430         29,707         55,704         55,794
     OKC Division ...........................        22,885         23,561         46,581         47,545
     Special Risk ...........................         9,564         14,258         20,232         28,805
     National Motor Club ....................         9,120          7,644         18,357         14,342
                                                  ---------      ---------      ---------      ---------
                                                    207,810        218,508        416,376        436,504

   Financial Services:
     Educational  Finance Group .............        44,754         22,649         80,988         46,022
     UICI Administrators ....................         5,635         11,620          9,357         22,835
     Other Business Units ...................           279            228            548            349
                                                  ---------      ---------      ---------      ---------
                                                     50,668         34,497         90,893         69,206

   Gain on sale of HealthAxis.com shares ....          --             --           26,300           --
   Other Key Factors ........................         7,107          7,023         16,135         17,340
   Intersegment Eliminations ................        (2,390)        (8,639)        (2,525)       (17,389)
                                                  ---------      ---------      ---------      ---------
Total Revenues from continuing
  operations ................................     $ 263,195      $ 251,389      $ 547,179      $ 505,661
                                                  =========      =========      =========      =========


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                 ----------------------      ----------------------
                                                                   2000          1999          2000          1999
                                                                 --------      --------      --------      --------
                                                                                   (IN THOUSANDS)
Income (loss) from continuing operations before federal
 income taxes:
   Insurance:
     Self Employed Agency ..................................     $ 17,683      $ 14,248      $ 35,817      $ 17,399
     Student Insurance .....................................            7           743            91         1,503
     OKC Division ..........................................        2,272         4,927         6,405        10,445
     Special Risk ..........................................          297         1,052           543           602
     National Motor Club ...................................        1,319         1,156         2,408         2,255
                                                                 --------      --------      --------      --------
                                                                   21,578        22,126        45,264        32,204

Financial Services:
     Educational Finance Group .............................         (791)       (4,394)       (9,252)       (3,168)
     UICI Administrators ...................................          126           331          (140)        1,155
                                                                 --------      --------      --------      --------
                                                                     (665)       (4,063)       (9,392)       (2,013)

Gain on sale of HealthAxis.com shares ......................         --            --          26,300          --
HealthAxis.com operating loss ..............................       (9,234)         --         (15,154)         --
Other Key Factors ..........................................          555         1,599         5,154         7,191
                                                                 --------      --------      --------      --------
Total income from continuing operations before federal
 income taxes and goodwill .................................       12,234        19,662        52,172        37,382
                                                                 --------      --------      --------      --------
Less Goodwill ..............................................        1,602         1,108         3,237         2,406
                                                                 --------      --------      --------      --------
Total income from continuing operations before federal
 income taxes ..............................................       10,632        18,554        48,935        34,976
Federal income taxes .......................................        4,212         7,686        22,724        12,794
                                                                 --------      --------      --------      --------
Income from continuing operations ..........................     $  6,420      $ 10,868      $ 26,211      $ 22,182
                                                                 ========      ========      ========      ========

Three and Six Month Periods ended June 30, 2000 Compared to Three and Six-Month Periods ended June 30, 1999

    For the three months ended June 30, 2000, the Company generated revenues and income from continuing operations of $263.2 million and $6.4 million ($0.13 per diluted share), respectively, compared to revenues and income from continuing operations of $251.4 million and $10.9 million ($0.23 per diluted share), respectively, for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company generated revenues and income from continuing operations of $547.2 million and $26.2 million ($0.55 per diluted share), respectively, compared to revenues and income from continuing operations of $505.7 million and $22.2 million ($0.47 per diluted share), respectively, for the six months ended June 30, 1999. Included in income from continuing operations in the six month period ended June 30, 2000 was a one-time pre-tax gain from the sale of HealthAxis.com shares in the amount of $26.3 million ($17.1 million net of tax, or $0.36 per diluted share) and the Company's equity in losses on its HealthAxis.com investment in the amount of $15.2 million ($9.9 million net of tax benefit, or ($0.21 per diluted share). Excluding such items, the Company's income from continuing operations for the six months ended June 30, 2000 was $19.0 million ($0.40 per diluted share).

    During the three-month and six-month periods ended June 30, 2000, United CreditServ incurred a loss from operations in the amount of approximately $18.8 million and $33.4 million, respectively, which losses were charged to the liability for loss on disposal established in December 31, 1999 in connection with the designation of United CreditServ as a discontinued operation for financial reporting purposes. Based on the terms of its announced sale of its United CreditServ unit, during the three months ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax, or $0.49 per diluted share).

    Primarily as a result of the charge to the reserve for loss on disposal of the discontinued operation, for the three and six months ended June 30, 2000, UICI reported a net loss in the amount of $17.0 million ($0.36 per diluted share) and net income of $2.8 million ($0.06 per diluted share), respectively, compared to a net loss in the amount of $27.8 million ($0.58 per diluted share) and $7.0 million ($0.14 per diluted share) in the corresponding 1999 periods.

    Self-Employed Agency ("SEA") Division

    Operating income for the three months ended June 30, 2000 for the SEA Division increased to $17.7 million from $14.2 million for the comparable 1999 period, and for the six months ended June 30, 2000 operating income increased to $35.8 million from $17.4 million for the comparable period in 1999. The increase in operating income was due principally to improved loss ratios on its managed care products. The SEA Division also has had continued success in directing a larger portion of new sales to traditional indemnity products, with which the Company has not experienced the pricing problems it has experienced with its managed care products. Revenues for the three months ended June 30, 2000 for the SEA Division decreased to $137.8 million from $143.3 million for the same period in 1999, and for the six months ended June 30, 2000 revenues decreased to $275.5 million from $290.0 million for the same period in 1999. The SEA Division has implemented necessary rate increases on its managed care products, which increases resulted in decreased revenues as customers terminated their policies. The trend in revenues in 2000 has shown slight improvement when compared to the fourth quarter of 1999, and the Company expects this trend to continue in 2000. New sales for the six months ended June 30, 2000 were 12% higher than new sales for the comparable period of the prior year.

    Student Insurance Division

    The Company's Student Insurance Division generated operating income for the three months and six months ended June 30, 2000 in the amount of $7,000 and $91,000, respectively, compared to operating income of $743,000 and $1.5 million, respectively, for the comparable periods in the prior year. The decrease in operating income continued to reflect lower margins resulting from increased loss ratios on the 1998-1999 policy year and increased expenses associated with new system implementations. Revenue for the three months ended June 30, 2000 from the Student Insurance Division decreased to $28.4 million from $29.7 million in the corresponding 1999 period, and for the six months ended June 30, 2000, revenue decreased to $55.7 million from $55.8 million in the corresponding 1999 period.

    OKC Division

    Operating income for the OKC Division for the three months ended June 30, 2000 decreased to $2.3 million from $4.9 million for the same period in 1999, and for the six months ended June 30, 2000 operating income decreased to $6.4 million from $10.4 million for the same period in 1999. Revenues for the three months ended June 30, 2000 for the OKC Division decreased to $22.9 million from $23.6 million in the comparable 1999 period, and for the six months ended June 30, 2000 revenues decreased to $46.6 million from $47.5 million for the comparable period in 1999.

    The decrease in operating income was attributable to several factors. For the three months and six months ended June 30, 2000, the OKC Division's life insurance claim benefits increased by $391,000 and $1.3 million, respectively, over claim benefits in the corresponding periods of the prior year. The Company believes that the higher level of claims in the life business was due to normal variations in the business for the closed life blocks. An additional loan reserve of $671,000 was established during the three months ended June 30, 2000 for the student loans made by the College Fund Life unit on its life insurance product. During the three months ended June 30, 2000, credit disability insurance claim reserves were increased by $500,000 based on experience, and a reserve for bad debts on premium receivables was established in the amount of $325,000 during the three months ended June 30, 2000, with another $112,000 of premium receivables written off. In the three and six months ended June 30, 2000, operating income for the workers compensation line of business decreased by $657,000 and $671,000, respectively, from operating income in the corresponding periods of the prior year. The decrease in operating income was the result of lower premium rates, which has been occurring in this product line in Oklahoma for the past two years.

    Special Risk Division

    Operating income for the three months ended June 30, 2000 for the Special Risk Division (consisting of certain niche health-related products, including "stop loss", marine crew accident, organ transplant and international travel accident products) decreased to $297,000 from operating income of $1.1 million in the comparable 1999 period. For the six-month period ended June 30, 2000, operating income decreased to $543,000 from $602,000 for the same period in 1999. Revenue for the three months ended June 30, 2000 decreased to $9.6 million from $14.3 million in the corresponding 1999 period, and for the six month period ended June 30, 2000 revenue decreased to $20.2 million from $28.8 million from the comparable period in 1999. The decrease in revenue in the 2000 periods was attributable to (a) the elimination of unprofitable blocks of business and implementation of necessary rate increases on stop-loss accounts and other lines of business causing customers to terminate their policies and (b) the implementation of Reinsurance and Specific Retrocession Agreements that effectively permit the Company to transfer the insurance revenue and risk portion of the Special Risk business managed by Excess, Inc. (one of the Company's managing general underwriters) to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies. In addition, the Company has entered into an agreement to sell Excess, Inc. to the current management team. The transaction will be effective May 1, 2000, and is scheduled to close prior to September 1, 2000.

    National Motor Club

    Operating income for the three months ended June 30, 2000 for National Motor Club increased to $1.3 million from $1.2 million for the comparable period in 1999, and for the six months ended June 30, 2000 operating income increased to $2.4 million from $2.3 million for the same period in 1999. Revenues for the three-month period ended June 30, 2000 increased to $9.1 million from $7.6 million for the same period in 1999, and for the six month period ended June 30, 2000, revenues increased to $18.4 million from $14.3 million for the comparable period in 1999. The increase in revenues was due to revenues attributable to CoachNet, which was acquired by National Motor Club in November 1999.

    On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). See Note J of Notes to the Consolidated Condensed Financial Statements.

    Educational Finance Group, Inc.

    Revenues for the three months and six months ended June 30, 2000 for EFG were $44.8 million and $81.0 million, respectively, compared to revenues of $22.6 million and $46.0 million, respectively, for the comparable periods in the prior year. The increase in revenue was attributable to the increased origination and interest income derived from higher student loan volume.

    In the three months ended June 30, 2000, EFG incurred an operating loss in the amount of $791,000, compared to an operating loss of $4.4 million in the three months ended June 30, 1999. Operating losses were $9.3 million for the six months ended June 30, 2000 compared to a loss of $3.2 million for the comparable period of 1999.

    Student loan interest income, net of costs of directly associated borrowings, was $7.6 million for the six months ended June 30, 2000, compared to $4.9 million for the six months ended June 30, 1999. The increase in student loan interest income was attributable to the higher balances of student loans held ($1.161 billion at June 30, 2000 compared to $955 million at June 30, 1999). EFG realized gains on sales of student loans in the amount of $3.8 million for the six months ended June 30, 2000, compared to gains of $1.4 million in the comparable period of 1999.

    EFG incurs significant costs in connection with the self-origination of student loans. While the Company believes that such costs increase the future value of EFG's student loan portfolio, a significant portion of such costs may not be capitalized for financial reporting purposes and must be expensed in the period in which incurred.

Through its Education Loan Administrators Group, EFG markets PLUS loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. During the three and six months ended June 30, 2000, EFG originated approximately $4.9 million and $96.5 million, respectively, of PLUS loans, and incurred approximately $2.3 million and $4.7 million, respectively, of costs in connection with originating such loans, of which $1.3 million was capitalized in each of the periods.

    During the three and six months ended June 30, 2000, EFG's Academic Management Services, Inc. subsidiary reported net income in the amount of $372,000 and $548,000, respectively, including gains on sale of student loans of $1.0 million and $2.3 million in the three and six months ended June 30, 2000, respectively. Academic Management Services, Inc. was acquired by EFG in July 1999 and provides tuition budgeting plans.

     During the three months ended June 30, 2000, EFG's student loan servicing operations realized operating income of $340,000, and during the six months ended June 30, 2000 incurred a loss of approximately $318,000. EFG continues to explore means to reduce ongoing operating costs and increase operating efficiencies at this operation.

    During the three and six months ended June 30, 2000, EFG incurred charges in the aggregate amount of approximately $1.0 million and $4.5 million, respectively, associated with the management transition effected in January 2000, the relocation of EFG's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write off of facilities development costs and the write-off of previously capitalized costs incurred in connection with EFG's Internet strategy and other business initiatives undertaken by prior management.

    During the six months ended June 30, 2000, an increase in prevailing interest rates had a negative effect on the cost of financing EFG's student loan portfolio. In addition, EFG incurred a significantly reduced interest rate spread on its portfolio of supplemental loans to parents of dependent students ("PLUS loans"). At March 31, 2000, EFG had an aggregate of $371 million, and at June 30, 2000 had $270 million, principal amount of PLUS loans outstanding. The interest rate yield on PLUS loans is set annually beginning July 1 through June 30 by regulation at a fixed rate (7.72% throughout the six months ended June 30, 2000). If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, the holder of PLUS loans is eligible for government subsidized, special allowance payments for the year. The fixed interest rate yield in the six months ended June 30, 2000 was below the maximum rate. EFG finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities. The interest yield on PLUS loans was reset on July 1, 2000 to 8.99%. For the twelve months beginning July 1, 2000, the fixed rate will be below the maximum rate and a holder of PLUS loans will not be entitled to special allowance payments.

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

    UICI Administrators

    The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) as its UICI Administrators business division. Operating income for the three months ended June 30, 2000 for UICI Administrators decreased to $126,000 from $331,000 in the comparable 1999 period, and for the six months ended June 30, 2000, UICI Administrators incurred an operating loss of $140,000 compared to operating income of $1.2 million in the corresponding 1999 period. Revenues for the three months ended June 30, 2000 decreased to $5.6 million from $11.6 million in the corresponding 1999 period, and for the six month period ended June 30, 2000 revenues decreased to $9.4 million from $22.8 million in the corresponding period of the prior year.

    The decrease in operating income and revenues at the Company's UICI Administrators division was primarily attributable to the timing of the contribution of substantially all of the operations of Insurdata Incorporated (other than the operations of Insurdata Marketing Services, LLC) to HealthAxis.com in connection with the Insurdata-HealthAxis.com merger, which was completed in January 2000. The results of operations of Insurdata Incorporated had previously been included in the results of operations of the UICI Administrators division. Excluding the 1999 results of operations of Insurdata Incorporated transferred to HealthAxis.com, for the three months and six months ended June 30, 1999, revenues for the UICI Administrators division were $1.6 million and $2.8 million, respectively, and operating income for the division was $66,000 and $226,000, respectively.

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

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and, accordingly, recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). The Company's equity in the loss of HealthAxis.com in the three months and six months ended June 30, 2000 was $9.2 million and $15.2 million, respectively. HealthAxis.com continues to incur operating losses attributable to significant marketing, development and other start-up expenses. HealthAxis.com also incurred losses in the three months ended June 30, 2000 in connection with the sale of its retail web site and related assets. The Company's share of such losses ($4.2 million) is included in the Company's equity in losses reflected above.

    Other Key Factors

    The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended June 30, 2000 associated with this category decreased to $555,000 from $1.6 million for the comparable period in 1999, and for the six months ended June 30, 2000 operating income decreased to $5.2 million from $7.2 million in the same period in 1999. The decrease was primarily due to a decrease in realized gains on sale of investments and an increase in interest on corporate borrowings, which were partially offset by an increase in investment income not allocated to the other segments.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. In the six-month periods ended June 30, 2000 and 1999, net cash used in operations totaled approximately $110.6 million and $3.4 million, respectively.

    UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The laws governing the Company's insurance subsidiaries restrict dividends paid by the Company's domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company's liquidity and capital resources.

    The operating losses at United CreditServ have had and will continue to have a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000 and through July 29, 2000, UICI has contributed to United CreditServ an aggregate of $176.6 million in cash, including $50.0 million contributed pursuant to the UCNB Capital Plan (see discussion below). In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $3.95 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note J to Notes to Consolidated Condensed Financial Statements). UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    Based on projections as of August 1, 2000, the Company believes that its exit from the credit card business will require the holding company to generate additional cash in the amount of approximately $29.7 million to fund future operating losses of the credit card business. In addition, through December 31, 2000 the holding company will have additional cash requirements in the amount of approximately $26.8 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($34.8 million at August 7, 2000), cash received from interest income and tax sharing reimbursements with subsidiaries (which will be partially offset by holding company operating expenses) and scheduled principal payments on a $35.0 million promissory note delivered to the Company in July 2000 in connection with the sale of the Company's National Motor Club unit (see Note J -- Related Party Transactions).

    UICI does not currently anticipate the need during 2000 to utilize the proceeds of regular or special dividends from The MEGA Life and Health Insurance Company or Mid West National Life Insurance Company of Tennessee (the Company's principal regulated insurance company subsidiaries) to fund its cash commitments under the Capital Plan or for other cash needs. However, it is likely that the payment of dividends from its regulated insurance subsidiaries, if made, would adversely affect the insurance subsidiaries' claims paying and AM Best ratings. Nonetheless, the Company's domestic insurance subsidiaries, without prior approval of the state regulatory authorities, could currently pay aggregate dividends to the holding company in the amount of approximately $30.7 million and an additional $16.0 million after December 22, 2000.

    There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

UNITED CREDITSERV

    In accordance with the terms of the February Consent Order issued by the OCC, UCNB is currently prohibited from accessing the brokered deposit market and from soliciting or accepting deposits over the Internet. At December 31, 1999 and June 30, 2000, UCNB had $290.0 million and $182.7 million, respectively, of certificates of deposits outstanding, and UCNB held approximately $110.5 million and $89.7 million, respectively, in cash, cash equivalents and short term U.S. Treasury securities. Of the certificates of deposit outstanding at June 30, 2000, $48.1 million matured on or before July 31, 2000; $53.1 million mature between August 1 and September 30, 2000; $64.5 million mature between October 1 and December 31, 2000; and $17.0 million mature thereafter.

     The net credit card receivables of United CreditServ (including UCNB's credit card receivables and securitized credit card receivables) decreased from $190.7 million at December 31, 1999 to $140.2 million at June 30, 2000. The change resulted from additions to credit card balances for new purchases, interest, and fees of $274.0 million, less payments of $210.4 million, recoveries of previously charged off balances of $30.0 million, and a provision for uncollectible accounts of $84.1 million.

    On June 29, 2000, the OCC approved a definitive Capital Plan previously submitted by the Company and UCNB (the "UCNB Capital Plan"). The UCNB Capital Plan approved by the OCC contemplates the orderly disposition on or before December 31, 2000 of the Company's ownership interest in UCNB or the liquidation of UCNB, the payment of all of UCNB's insured deposits and satisfaction of or provision for all other UCNB liabilities, and the maintenance of minimum capital ratios during this period. The UCNB Capital Plan requires that (a) the Company through United CreditServ (the Company's wholly owned subsidiary and the direct parent of UCNB) will contribute an aggregate of $50.0 million to the capital of UCNB in prescribed increments over a thirty-day period ended July 29, 2000 (which $50.0 million was contributed as required) and (b) UICI and Ronald L. Jensen (UICI's Chairman) will deliver additional collateral to UCNB to further secure UCNB's obligations under the Capital Plan (which collateral was delivered as of July 29, 2000, as required).

    The Capital Plan as submitted to and approved by the OCC does not contemplate that UCNB will need to issue any new certificates of deposit. The Capital Plan contemplates that UCNB will have sufficient cash and cash equivalents to fully discharge all insured deposits, regardless of the amount of proceeds ultimately realized upon sale or disposition of UCNB's credit card portfolio and other assets.

    The Company, United CreditServ and UCNB agreed to the issuance by the OCC on June 29, 2000 of separate Consent Orders memorializing the terms of the Capital Plan. The June Consent Orders require, among other things, (a) the Company through United CreditServ to contribute additional capital to UCNB in the amount of $50.0 million in prescribed increments over a thirty-day period ended July 29, 2000; (b) UCNB to maintain prescribed capital ratios throughout the plan period; (c) UCNB to adopt and implement certain credit card administrative policies and procedures; and (d) on or before December 31, 2000, the Company to assume all of UCNB's remaining contingent liabilities. The Company's obligations under the Capital Plan are secured by (a) a pledge by the Company of a short-term promissory note in the principal amount of $35.0 million issued to the Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit and (b) a pledge by Mr. Jensen of $7.1 million face amount of investment securities owned by Mr. Jensen. See Note J of Notes to Consolidated Financial Statements.

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

    UCNB has commitments to fund the unused credit limits on issued credit card accounts. At June 30, 2000 and December 31, 1999, the outstanding commitment was $31.6 million and $33.8 million, respectively.

EDUCATIONAL FINANCE GROUP, INC.

    EFG's student loan portfolio principal and interest receivable decreased to $1.211 billion at June 30, 2000 from $1.330 billion at December 31, 1999. EFG's student loan credit facilities had balances outstanding of $1.302 billion at June 30, 2000. At June 30, 2000, EFG also held $89.3 million of restricted cash in connection with its student loan portfolio. During the six months ended June 30, 2000, EFG originated $302 million of student loans that were financed with new borrowings under EFG's student loan credit facilities. EFG repaid $697 million of borrowings from principal payments received on student loans, the proceeds of loans sold during the six months ended June 30, 2000, and the proceeds of loans sold in late December 1999 (which borrowings were repaid in January 2000).

    In March 1998, EFG entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to EFG on the last day of each month. EFG, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $3.4 million and $318.8 million at June 30, 2000 and December 31, 1999, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points. The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program, which loans are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require EFG to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

    At June 30, 2000, EFG held $96.9 million of restricted cash representing amounts collected under Academic Management Services, Inc.'s tuition installment program and had a corresponding liability due to the various educational institutions.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform; the ability to predict and effectively manage claims related to health care costs; and reliance on key management and adequacy of claim liabilities. The Company's and its United CreditServ unit's future results also could be adversely affected by the inability to fully reserve for anticipated future credit card charge-offs and losses; the inability of the Company to generate cash from operations, from sales of assets and/or from the proceeds of debt and/or equity financings in an amount sufficient to fund in a timely manner future capital requirements at United Credit National Bank and operating losses at Specialized Card Services, Inc.; the inability of United Credit National Bank to issue certificates of deposit on a timely basis to refinance outstanding certificates of deposit as they mature; and the possibility of future economic downturns causing an increase in credit losses or changes in regulations for credit cards or credit card national banks. The Company's Educational Finance Group, Inc. business could be adversely affected by changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

    The primary market risk to the Company's investment portfolio is interest rate risk associated with investments and the amount of interest that policyholders expect to have credited to their policies. The interest rate risk taken in the investment portfolio is managed relative to the duration of the policy liabilities. The Company's investment portfolio consists mainly of high quality, liquid securities that provide current investment returns. The Company believes that the annuity and universal life-type policies are generally competitive with those offered by other insurance companies of similar size. The Company does not anticipate significant changes in the primary market risk exposures or in how those exposures are managed in the future reporting periods based upon what is known or expected to be in effect in future reporting periods.

     Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $270.0 million principal amount of PLUS loans outstanding at June 30, 2000. The fixed yield on PLUS loans was 7.72% for the twelve months ended June 30, 2000 and has been reset to 8.99% for the twelve months beginning July 1, 2000. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2000, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

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

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note H of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999 under the caption "Item 3 -- Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 4 -- Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 8, 2000. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

                               Nominee                    In Favor                  Withheld
                               -------                    --------                  --------

                     Ronald L. Jensen                     39,523,548                 1,883,305
                     Gregory T. Mutz                      40,913,748                   493,105
                     William J. Gedwed                    40,960,504                   446,349
                     Richard T. Mockler                   41,056,491                   350,362
                     Stuart D. Bilton                     40,955,905                   450,948
                     Patrick J. McLaughlin                41,071,338                   335,515
                     George H. Lane, III                  40,955,905                   450,948

         The results of the voting on the appointment of auditors were as follows:

                  Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

         The votes of the stockholders on this item were as follows:

                          In Favor                     Opposed                   Abstained
                          --------                     -------                   ---------

                         41,128,004                    19,772                     259,077


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Number        Description of Exhibit

    10.43 Second Amended and Restated Loan Agreement, dated July 27, 2000, between UICI and LM Finance, LLC

    10.44 Stock Purchase Agreement, dated July 27, 2000, between UICI and C&J Investments, LLC

    27            Financial Data Schedule (filed only electronically with the
                  SEC)

(b) Reports on Form 8-K.

    1. A Current Report on Form 8-K dated April 14, 2000, announcing that the Company's previously announced acquisition of HealthPlan Services Corporation was terminated by mutual agreement.

    2. A Current Report on Form 8-K, dated June 29, 2000, disclosing approval of United Credit National Bank Capital Plan and issuance by the Office of the Comptroller of the Currency of Consent Orders applicable to UICI, United CreditServ, Inc. and United Credit National Bank.

    3. A Current Report on Form 8-K, dated August 2, 2000, disclosing completion of certain previously announced transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UICI
                                      -----------------------------------------
                                      (Registrant)

Date:        August 11, 2000          /s/ Gregory T. Mutz
        ---------------------         -----------------------------------------
                                      Gregory T. Mutz, President,
                                      Chief Executive Officer, Principal
                                      Financial Officer and Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        ------------

  10.43        Second Amended and Restated Loan Agreement, dated July 27, 2000, between UICI and LM
               Finance, LLC

  10.44        Stock Purchase Agreement, dated July 27, 2000, between UICI and C&J Investments, LLC

  27           Financial Data Schedule (filed only electronically with the SEC)