Form 10-Q
period 2000-09-30
UICI
filed 2000-11-08
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                          COMMISSION FILE NO. 001-14953

                                   ----------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,817,446 shares as of November 6, 2000.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                          ----
      PART I.         FINANCIAL INFORMATION

      Item 1.         Financial Statements                                                                  3

                      Consolidated condensed balance sheets-September 30, 2000 (unaudited)  and
                      December 31, 1999                                                                     3

                      Consolidated condensed statements of income (loss) (unaudited) - three months ended September 30, 2000 and 1999 and nine months ended September 30,
                      2000 and 1999                                                                         4

                      Consolidated statements of comprehensive income (loss) (unaudited) - three months ended September 30, 2000 and 1999 and nine months ended September 30,
                      2000 and 1999                                                                         5

                      Consolidated condensed statements of cash flows (unaudited) - nine months
                      ended September 30, 2000 and 1999                                                     6

                      Notes to consolidated condensed financial statements (unaudited) - September
                      30, 2000                                                                              7

      Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                           26

      Item 3.         Quantitative and Qualitative Disclosures about Market Risk                           37

      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings                                                                    39

      Item 6.         Exhibits and Reports on Form 8-K                                                     39

      SIGNATURES                                                                                           40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2000              1999
                                                                           -------------     ------------
                                                                            (UNAUDITED)
                                  ASSETS
     Investments
       Securities available for sale --
          Fixed maturities, at fair value (cost:
          2000-- $831,840; 1999-- $904,662) ..........................     $    800,656      $    861,337
          Equity securities, at fair value (cost:
          2000-- $23,409;  1999-- $25,951) ...........................           20,522            23,079
       Mortgage and collateral loans .................................            5,433             6,324
       Policy loans ..................................................           21,954            20,444
       Investment in HealthAxis.com ..................................           12,827                --
       Investment in other equity investees ..........................           42,220            47,696
       Short-term investments ........................................           92,361            79,608
                                                                           ------------      ------------
              Total Investments ......................................          995,973         1,038,488
     Cash ............................................................           30,159            74,091
     Student loans ...................................................        1,166,602         1,326,050
     Restricted cash .................................................          288,116           489,720
     Reinsurance receivables .........................................          125,479           104,946
     Due premiums, other receivables and assets ......................           87,811            58,800
     Investment income due and accrued ...............................           68,386            51,751
     Deferred acquisition costs ......................................           67,944            80,188
     Goodwill ........................................................           93,793           152,668
     Deferred income tax .............................................           67,898           105,664
     Property and equipment, net .....................................           48,706            56,978
                                                                           ------------      ------------
                                                                           $  3,040,867      $  3,539,344
                                                                           ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Policy liabilities:
       Future policy and contract benefits ...........................     $    434,078      $    452,776
       Claims ........................................................          348,625           335,943
       Unearned premiums .............................................           90,922            97,548
       Other policy liabilities ......................................           18,105            19,090
     Other liabilities ...............................................          102,687           112,631
     Collections payable .............................................          132,161           113,057
     Debt ............................................................          118,598           120,637
     Student loan credit facilities ..................................        1,356,718         1,730,348
     Net liabilities of discontinued operations (includes reserve
       for loss on disposal) .........................................               --           149,880
                                                                           ------------      ------------
                                                                              2,601,894         3,131,910
     Commitments and Contingencies
     Stockholders' Equity
       Preferred stock, par value $0.01 per share ....................               --                --
       Common Stock, par value $0.01 per share .......................              483               466
       Additional paid-in capital ....................................          181,185           173,585
       Accumulated other comprehensive loss ..........................          (22,317)          (30,432)
       Retained earnings .............................................          280,372           268,544
       Treasury stock, at cost .......................................             (750)           (4,729)
                                                                           ------------      ------------
                                                                                438,973           407,434
                                                                           ------------      ------------
                                                                           $  3,040,867      $  3,539,344
                                                                           ============      ============

NOTE: The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ------------------------     -------------------------
                                                                              2000          1999           2000           1999
                                                                           ----------    ----------     ----------     ----------
REVENUE
  Premiums:
     Health ...........................................................    $  166,225    $  169,061     $  497,027     $  519,847
     Life premiums and other considerations ...........................         9,979        12,521         31,164         36,328
                                                                           ----------    ----------     ----------     ----------
                                                                              176,204       181,582        528,191        556,175
  Investment income ...................................................        23,394        20,244         69,205         62,146
  Interest income .....................................................        27,946        18,595         87,886         48,883
  Other fee income ....................................................        25,615        29,329         87,972         84,830
  Other income ........................................................           710         1,262          2,852          3,244
  Gain on sale of HealthAxis.com shares ...............................            --            --         26,300             --
  Gains (losses) on sale of other investments .........................         1,372           (89)            14          1,306
                                                                           ----------    ----------     ----------     ----------
                                                                              255,241       250,923        802,420        756,584
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ...........................       113,060       122,840        344,504        388,472
  Underwriting, acquisition, and insurance expenses ...................        63,302        57,853        184,103        185,509
  Stock appreciation expense ..........................................           510            --            510          5,000
  Other expenses ......................................................        29,626        26,513         97,283         65,417
  Depreciation ........................................................         2,340         3,815          5,905          8,819
  Interest expense ....................................................         3,701         2,066         10,229          4,281
  Interest expense-- student loan credit facilities ...................        23,768        13,737         73,626         37,605
  Equity in operating loss from HealthAxis.com investment .............         1,115            --         16,269             --
                                                                           ----------    ----------     ----------     ----------
                                                                              237,422       226,824        732,429        695,103
                                                                           ----------    ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE GOODWILL
 AMORTIZATION AND INCOME TAXES ........................................        17,819        24,099         69,991         61,481
 Goodwill amortization ................................................         1,333         2,203          4,570          4,609
                                                                           ----------    ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .................        16,486        21,896         65,421         56,872
Federal income taxes ..................................................         7,470         6,642         30,194         19,436
                                                                           ----------    ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS .....................................         9,016        15,254         35,227         37,436
DISCONTINUED OPERATION
  (net of income tax benefit of $0, and $15,605, respectively, for the three months ended September 30, 2000 and 1999, and $12,600, and $31,180, respectively, for the nine months ended September 30,
  2000 and 1999) ......................................................            --       (29,081)       (23,400)       (58,228)
                                                                           ----------    ----------     ----------     ----------

NET INCOME (LOSS) .....................................................    $    9,016    $  (13,827)    $   11,827     $  (20,792)
                                                                           ==========    ==========     ==========     ==========
Earnings (loss) per share:
Basic earnings (loss)
     Income from continuing operations ................................    $     0.19    $     0.33     $     0.76     $     0.81
     Loss from discontinued operations ................................            --         (0.63)         (0.50)         (1.26)
                                                                           ----------    ----------     ----------     ----------
     Net income (loss) ................................................    $     0.19    $    (0.30)    $     0.26     $    (0.45)
                                                                           ==========    ==========     ==========     ==========
Diluted earnings (loss)
     Income from continuing operations ................................    $     0.19    $     0.32     $     0.74     $     0.79
     Loss from discontinued operations ................................            --         (0.61)         (0.49)         (1.22)
                                                                           ----------    ----------     ----------     ----------
     Net income (loss) ................................................    $     0.19    $    (0.29)    $     0.25     $    (0.43)
                                                                           ==========    ==========     ==========     ==========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    --------------------------      --------------------------
                                                                       2000            1999            2000            1999
                                                                    ----------      ----------      ----------      ----------
Net income (loss) .............................................     $    9,016      $  (13,827)     $   11,827      $  (20,792)

Other comprehensive income (loss), before tax:

   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period ..         13,030         (12,074)         13,889         (52,705)

     Reclassification adjustment for gains (losses)
       included in net income (loss) ..........................           (238)            154          (1,428)          1,190
                                                                    ----------      ----------      ----------      ----------
           Other comprehensive income (losses), before tax ....         12,792         (11,920)         12,461         (51,515)

     Income tax (provision) benefit related to items of
       other comprehensive income .............................         (4,475)          4,167          (4,346)         18,010
                                                                    ----------      ----------      ----------      ----------
           Other comprehensive income (losses), net of
             tax benefits .....................................          8,317          (7,753)          8,115         (33,505)
                                                                    ----------      ----------      ----------      ----------
Comprehensive income (loss) ...................................     $   17,333      $  (21,580)     $   19,942      $  (54,297)
                                                                    ==========      ==========      ==========      ==========

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   ------------      ------------
                                                                                               (NOTE)
     OPERATING ACTIVITIES
        Net income (loss) ....................................................     $     11,827      $    (20,792)
        Adjustments to reconcile net income (loss) to
          cash provided by (used) in operating activities:
          Increase (decrease) in policy liabilities ..........................           13,210           (17,784)
          Decrease in other liabilities ......................................           (1,500)          (71,729)
          Increase (decrease) in  income taxes ...............................           38,298           (28,716)
          Decrease in deferred acquisition costs .............................            2,510             9,176
          Increase in accrued investment income ..............................          (16,635)          (26,997)
          Increase in reinsurance and other receivables ......................          (53,708)          (11,630)
          Depreciation and amortization ......................................           10,475            13,428
          Decrease in collections payable ....................................           19,104           176,256
          Operating loss of HealthAxis.com ...................................           16,269                --
          Gains on sale of investments .......................................          (26,314)           (1,306)
          Amounts  (contributed to) received from discontinued operations ....         (150,300)          161,152
          Other items, net ...................................................            1,499             1,680
                                                                                   ------------      ------------
              Cash Provided by (Used in) Operating Activities ................         (135,266)          182,738
                                                                                   ------------      ------------

     INVESTING ACTIVITIES
        Decrease (increase) in student loans .................................          159,448          (511,061)
        Decrease  (increase) in other investments ............................           66,240           (58,772)
        Proceeds from sale of HealthAxis.com shares ..........................           30,000                --
        Decrease (increase) in restricted cash ...............................          201,604          (233,847)
        Increase in agents' receivables ......................................           (4,516)           (1,151)
        Book value of subsidiaries sold net of cash disposed of $8,319 .......           36,854                --
        Purchase of subsidiary ...............................................           (4,481)               --
        Increase in property and equipment ...................................           (7,227)           (9,994)
                                                                                   ------------      ------------
              Cash Provided by (Used in) Investing Activities ................          477,922          (814,825)
                                                                                   ------------      ------------

     FINANCING ACTIVITIES
        Deposits from investment products ....................................           12,264            11,998
        Withdrawals from investment products .................................          (34,815)          (26,805)
        Proceeds from student loan borrowings ................................          556,315         1,640,924
        Repayment of student loan borrowings .................................         (929,944)       (1,082,063)
        Proceeds from debt ...................................................          182,004           146,424
        Repayment of debt ....................................................         (182,005)          (46,089)
        Other items, net .....................................................           11,596            (7,964)
                                                                                   ------------      ------------
              Cash Provided by (Used in) Financing Activities ................         (386,588)          636,425
                                                                                   ------------      ------------

              Net Increase (Decrease) in Cash ................................          (43,932)            4,338
              Net Cash at Beginning of Period ................................           74,091            16,900
                                                                                   ------------      ------------
              Cash at End of Period ..........................................     $     30,159      $     21,238
                                                                                   ============      ============

See notes to consolidated condensed financial statements.


Note: Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2000

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

    On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. In addition to the cash sales price received at closing, the transaction contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company has retained United CreditServ's Texas collections facility and United CreditServ's building and real estate in Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250 million face amount of previously written off credit card receivables. In connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, merchant holdback liabilities, liabilities associated with pending litigation and other contingencies.

    At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit. Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). During the quarter and nine-month periods ended September 30, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $95.6 million and $129.0 million, respectively, which losses were charged to the liability for loss on disposal. The Company estimates that the remaining liability for loss on disposal will be adequate to absorb all remaining costs of disposal, including all costs associated with the Company's Texas collections facility.

    At December 31, 1999 and September 30, 2000, UCNB had $290.0 million and $78.9 million, respectively, of certificates of deposits outstanding, and UCNB held approximately $110.5 million and $96.8 million, respectively, in cash, cash equivalents and short term U.S. Treasury securities. Following the sale of the Company's United

CreditServ unit, UCNB initiated a program to prepay all of its outstanding certificates of deposit, and all such deposit liabilities were discharged as of October 23, 2000. Following the prepayment of all deposit liabilities of UCNB, at October 24, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $29.4 million.

    The operating losses at United CreditServ have had a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000, UICI has contributed to United CreditServ an aggregate of $165.9 million in cash. UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended September 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries), the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    On February 25, 2000, UCNB agreed to the issuance of a Consent Order by the OCC (the "February Consent Order"). Among other things, the February Consent Order required UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations) and prohibited UCNB from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems.

    On June 29, 2000, the Company, UCS and UCNB agreed to the issuance by the OCC of separate Consent Orders (the "June Consent Orders") memorializing the terms of a definitive Capital Plan previously submitted by the Company and UCNB and approved by the OCC as required by the February Consent Order (the "UCNB Capital Plan"). The June Consent Orders required, among other things, (a) the Company through UCS to contribute additional capital to UCNB in the amount of $50.0 million in prescribed increments over a thirty-day period ended July 29, 2000 (which $50.0 million was contributed as required); (b) UCNB to maintain prescribed capital ratios throughout the plan period; (c) UCNB to adopt and implement certain credit card administrative policies and procedures; and (d) the Company, on or before December 31, 2000, to assume all of UCNB's remaining contingent liabilities. In accordance with the June Consent Orders, the Company's obligations under the UCNB Capital Plan were initially secured by (a) a pledge by Mr. Jensen of $7.1 million face amount of investment securities owned by Mr. Jensen and (b) a pledge by the Company of a short-term promissory note in the principal amount of $35.0 million issued to the Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the $35.0 million promissory note.

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

    On October 10, 2000, the shareholders of UCNB approved a formal voluntary plan of liquidation to be filed with and approved by the Office of the Comptroller of the Currency, and UICI currently anticipates that the voluntary liquidation of UCNB, including the provision for all remaining liabilities and distribution to UICI of all residual cash, will be completed on or before December 31, 2000. As part of the plan of liquidation, and in accordance with the terms of the June Consent Orders, UICI agreed to assume and indemnify UCNB from and against (a) any and all remaining residual liabilities resulting from any of the receivables portfolios of UCNB, (including any contingent reserves for unfunded commitments and any merchant holdback accounts, and any accrued amounts payable to any third party for customer kits, holdbacks or other payables), and (b) any and all remaining contingent liabilities of UCNB, including liability associated with pending and future litigation.

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

    Effective July 31, 2000, UCS sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1,000,000 on a revolving basis. As of October 24, 2000, $800,000 had been advanced under the credit agreement.

    Set forth below is a summary of the operating results of the United CreditServ business for the three and nine month periods ended September 30, 2000 and 1999, respectively.

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            2000            1999            2000            1999
                                                         ----------      ----------      ----------      ----------
                                                                              (IN THOUSANDS)
REVENUE
  Net interest income ..............................     $    4,957      $    5,799      $   15,409      $   16,519
  Credit card fees and other fee income ............         12,250          69,542         106,851         169,734
                                                         ----------      ----------      ----------      ----------
          Total revenues ...........................         17,207          75,341         122,260         186,253
EXPENSES
Provision for loan losses and loss on disposal of
     credit card assets ............................         94,411          84,033         178,480         160,402
  Operating expenses ...............................         18,397          35,994          72,734         115,259
                                                         ----------      ----------      ----------      ----------
          Total expenses ...........................        112,808         120,027         251,214         275,661
                                                         ----------      ----------      ----------      ----------
Loss from operations before federal income taxes ...        (95,601)        (44,686)       (128,954)        (89,408)
Amount charged to allowance for loss on disposal ...         95,601              --         128,954              --
                                                         ----------      ----------      ----------      ----------
Loss from operations before income taxes ...........             --         (44,686)             --         (89,408)
Additional estimated loss on disposal ..............             --              --         (36,000)             --
Federal income tax benefit .........................             --         (15,605)        (12,600)        (31,180)
                                                         ----------      ----------      ----------      ----------
Loss from discontinued operations ..................     $       --      $  (29,081)     $  (23,400)     $  (58,228)
                                                         ==========      ==========      ==========      ==========

NOTE C - LIQUIDITY

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. In the nine-month periods ended September 30, 2000 and 1999, net cash used in and provided by operations totaled approximately $135.3 million and $182.7 million, respectively.

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

    The operating losses at United CreditServ have had a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000, UICI has contributed to United CreditServ an aggregate of $165.9 million in cash. In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $3.95 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note J to Notes to Consolidated Condensed Financial Statements). UICI has funded these cash contributions and other cash needs with the proceeds of the sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended September 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    Based on projections as of November 3, 2000, the Company believes that its exit from the credit card business will not require the holding company to generate additional cash. Following the sale of its credit card assets (which was completed on September 29, 2000) and the prepayment of all deposit liabilities of UCNB (which was completed on October 23, 2000), at October 24, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $29.4 million. Through December 31, 2000 the holding company will have additional operating cash requirements in the amount of approximately $15.0 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($22.0 million at November 3, 2000), cash received from interest income, residual cash to be received in the liquidation of UCNB and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

    There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

NOTE D - INSURDATA -- HEALTHAXIS.COM INVESTMENT

    During 1999 the Company held substantially all of the capital stock of Insurdata Incorporated ("Insurdata"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. On January 7, 2000, Insurdata merged with and into HealthAxis.com, Inc. ("HealthAxis.com"), a web-based retailer of health insurance products and related consumer services. Following the merger (the "HealthAxis Merger"), the Company held approximately 44%, and HealthAxis Inc. (formerly Provident American Corporation) ("HAI") held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the merger. The Company recognized no gain on the non-monetary exchange of stock in the HealthAxis Merger due to uncertainty of realization of the gain.

    On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a gain in the amount of $26.3 million. Giving effect to such sale, the Company holds 39% of the issued and outstanding shares of common stock of HealthAxis.com.

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At September 30, 2000, the Company's carrying value of its investment in HealthAxis.com was $12.8 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger and HAI debentures purchased in September 2000, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the nine months ended September 30, 2000 in the amount of $16.3 million. The Company has an additional $5.0 million investment in preferred stock of HealthAxis.com which is reflected in equity securities in the balance sheet.

    On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger (as amended as of September 29, 2000, the "Merger Agreement"), pursuant to which HAI has agreed to acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "Proposed HAI Merger"). Upon consummation of the Proposed HAI Merger, HealthAxis.com shareholders (including the Company) would receive 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. The consummation of the Proposed HAI Merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval.

    On September 29, 2000, UICI purchased from a third party $1.667 million principal amount of HAI 2% convertible subordinated debentures and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share, for a total purchase price of $1.167 million. The debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

    If the Proposed HAI Merger proceeds in accordance with its current terms, the Company will hold approximately 23.9 million shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.4% of the issued and outstanding shares of HAI.

    Set forth below is summary condensed balance sheet and income statement data for HealthAxis.com as of and for the three and nine-month periods ended, September 30, 2000. This financial information has been adjusted to exclude the effects of push-down accounting for the HealthAxis Merger.

                                                       SEPTEMBER 30,
                                                           2000
                                                       -------------
                                                       (IN THOUSANDS)
     Assets
       Cash ......................................     $     25,167
       Accounts receivable .......................           11,296
       Property and equipment ....................            7,241
       Other assets ..............................            5,866
                                                       ------------
               Total assets ......................     $     49,570
                                                       ============
     Liabilities
       Accounts payable and accrued expenses .....            6,469
       Other liabilities .........................            2,804
                                                       ------------
       Total liabilities .........................            9,273
       Stockholders' equity ......................           40,297
                                                       ------------
     Total liabilities and equity ................     $     49,570
                                                       ============


                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                        ------------------       ------------------
                                                      (IN THOUSANDS)
     Revenue .........................     $   11,016                 $   33,426
     Operating expenses ..............        (13,860)                   (73,673)
                                           ----------                 ----------
               Net loss ..............     $   (2,844)                $  (40,247)
                                           ==========                 ==========


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

    Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10,000,125, which note bears interest at LIBOR plus 150 basis points (1.5%) (8.14% at September 30, 2000), and is payable as to principal in equal quarterly installments in the amount of $500,006, commencing October 1, 2000, with a final maturity of June 30, 2005. The note was delivered to discharge an account payable by UCS in the amount of $10,000,000 owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company (included in net liabilities of discontinued operations).

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

    Effective July 27, 2000, the Company and the Lender LLC completed the restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million. Giving effect to the restructuring, at September 30, 2000 Lender LLC held indebtedness in the aggregate principal amount of $70.0 million owing by the Company, which indebtedness (the "Amended Lender LLC Loan") consisted of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The Amended Lender LLC Loan (a) matures on January 1, 2002, (b) continues to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) is mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

    The unsecured tranche of the Amended Lender LLC Loan is mandatorily prepayable by the Company upon and to the extent of the Company's receipt of an anticipated tax refund, which is estimated to be in the amount of approximately $22.0 million. On October 20, 2000, the Company prepaid the unsecured tranche of the Amended Lender LLC Loan in the amount of $12.5 million, representing the initial installment of the anticipated tax refund. In addition, on November 2, 2000, the Company prepaid an additional $17.4 million of the unsecured tranche and $17.6 million of the secured tranche. Accordingly, at November 2, 2000, the Company had no indebtedness outstanding under the unsecured tranche and $20.4 million outstanding under the secured tranche of the Amended Lender LLC Loan.

    Effective October 1, 2000, the Company's Academic Management Services Corp. subsidiary amended the terms of its unsecured term loan facility (under which, at September 30, 2000, $21.25 million of indebtedness was outstanding) to eliminate all financial covenants. In connection with the amendment of the facility, the Company agreed to unconditionally guarantee the payment when due of such indebtedness.

NOTE F - INCOME TAXES

    The Company's effective tax rate on continuing operations for each of the three-month and nine-month periods ended September 30, 2000 was approximately 45% and 46%, respectively. Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS") is 75% owned by the Company, and files a separate federal income tax return. Operating losses at AMS are not eligible for utilization in the Company's consolidated income tax return, and no tax benefit was provided on AMS's loss for the three and nine months ended September 30, 2000 of $2.6 million and $13.8 million, respectively (including amortization of goodwill).

NOTE G - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -------------------------      --------------------------
                                                          2000           1999            2000            1999
                                                       ----------     ----------      ----------      ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to Common shareholders ......................     $    9,016     $   15,254      $   35,227      $   37,436
  Loss from discontinued operations ..............             --        (29,081)        (23,400)        (58,228)
                                                       ----------     ----------      ----------      ----------
  Net income (loss) ..............................     $    9,016     $  (13,827)     $   11,827      $  (20,792)
                                                       ==========     ==========      ==========      ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share .............         46,626         46,305          46,491          46,303
Effect of dilutive securities:
Employee stock options and other shares ..........          1,161          1,541           1,185           1,414
                                                       ----------     ----------      ----------      ----------
Weighted average shares outstanding-- dilutive
  earnings (loss) per share ......................         47,787         47,846          47,676          47,717
                                                       ==========     ==========      ==========      ==========
Basic earnings (loss) per share
  From continuing operations .....................     $     0.19     $     0.33      $     0.76      $     0.81
  From discontinued operations ...................             --          (0.63)          (0.50)          (1.26)
                                                       ----------     ----------      ----------      ----------
  Net income (loss) ..............................     $     0.19     $    (0.30)     $     0.26      $    (0.45)
                                                       ==========     ==========      ==========      ==========
Diluted earnings (loss)  per share
  From continuing operations .....................     $     0.19     $     0.32      $     0.74      $     0.79
  From discontinued operations ...................             --          (0.61)          (0.49)          (1.22)
                                                       ----------     ----------      ----------      ----------
  Net income (loss) ..............................     $     0.19     $    (0.29)     $     0.25      $    (0.43)
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

SUN COMMUNICATIONS LITIGATION

    As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are involved in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. The Dallas County, Texas District Court ruled in December 1998 that, as a matter of law, a March 1997 agreement governing the distribution of such cash proceeds should be read in the manner urged by Sun Communications, Inc. ("Sun") and consistent with a court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI had violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

    On September 10, 1999, the Company filed its initial briefs in support of its appeal of the District Court's decision as to the awarding of attorneys' fees and its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Company did not, however, appeal the District Court's ruling with regard to the interpretation of the March 1997 agreement. On September 10, 1999, Mr. Jensen filed his initial brief in support of his appeal of, among other things, the trial court's December 1998 finding in the Sun Litigation that Mr. Jensen was not entitled to any of the proceeds from the sale of Sun.

    On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas rendered its opinion on the appeal, reversing the trial court's judgment as to UICI's liability for attorneys' fees and its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. The Company, Mr. Jensen and Sun filed motions for rehearing, which remain pending.

    In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than $15.149 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.149 million. The Assurance Agreement also restricts the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in Cash Delivery Systems, LLC.

    By letter dated July 7, 2000, Mr. Jensen submitted a formal proposal to purchase the Company's 80% interest in STP for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the Court in the Sun Litigation ("Proposal B"). As part of either proposal, the Company would agree to terminate and release Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement. As part of Mr. Jensen's proposals, Mr. Jensen has offered to indemnify and hold the Company harmless from and against, among other things, (a) the breach of fiduciary duty claim asserted by Sun against the Company and Sun's related claim for attorneys' fees, (b) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (c) any and all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP.

    Mr. Jensen's proposal to purchase UICI's 80% interest in STP contemplated by Proposal A may be subject to the consent of Sun. The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but Sun was unwilling to grant such consent and objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal
B. On October 6, 2000, the Company filed a motion to join Sun in the Shareholder Derivative Litigation described below, seeking, among other things, a declaratory judgment that Sun's consent is not required or that, in the alternative, Sun waived its rights to consent. The court in the Shareholder Derivative Litigation has yet to rule on the Company's motion.

    The Company cannot at this time predict how, when or in what fashion the Sun Litigation will ultimately be resolved. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement may be treated as a capital contribution to the Company, and the gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after-tax, or $0.15 per share).

SHAREHOLDER DERIVATIVE LITIGATION

    As previously disclosed, on June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed and is pending in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff has asserted on behalf of UICI various derivative claims brought against the individual defendants, alleging, among other things, breach of fiduciary duty, conversion, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. Plaintiff seeks to compel UICI's directors and officers to conduct a complete accounting and audit relating to all related party transactions and to fully and completely restate, report and disclose such transactions. Plaintiff further seeks to recover for UICI's benefit all damages caused by such alleged breach of the officers' and directors' duties to UICI. The plaintiff in the Shareholder Derivative Litigation is also the president of Sun (the plaintiff in the Sun Litigation), and substantially all of the initial claims made in the Shareholder Derivative Litigation arose out of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

    At the regular quarterly meeting of the Company's Board of Directors held on August 4, 1999, George Lane III and Stuart D. Bilton (non-employee directors of the Company) were appointed, in accordance with Texas and Delaware law, to serve as a special committee (the "Special Litigation Committee") to investigate and assess on behalf of the Company the underlying claims made in the Shareholder Derivative Litigation.

    On January 18, 2000, plaintiff filed an amended petition and request for injunctive relief. Plaintiff expanded his complaint to include a request for an injunction against the Company prohibiting, among other things, any existing or future transactions between UICI and any and all entities related to Ronald L. Jensen unless each such transaction is fully and fairly disclosed to UICI shareholders, together with an opinion from an independent public accounting firm opining with particularity as to the fairness of each proposed transaction.

    On February 4, 2000, the Court granted the Company's motion for a statutory stay of all further proceedings in the case, in accordance with Texas law (including action on plaintiff's request for injunctive relief), pending completion of the review of the claims currently undertaken by the Special Litigation Committee, and its determination as to what further action, if any, should be taken with respect to those claims. Subsequent to imposition of the statutory stay, plaintiff filed (a) a motion to lift the statutory stay for the limited purpose of hearing a motion for summary judgement to enforce Mr. Jensen's 1996 agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in Cash Delivery Systems, LLC, (b) a second amended complaint and (c) a motion to lift the statutory stay for the limited purpose of hearing a motion for summary judgment against certain individual defendants with respect to the breach of fiduciary duty claim in the Sun Litigation. The second amended complaint added reference to the consent order issued by the OCC; attempted to quantify damages alleged to have resulted from numerous related party transactions previously disclosed in the Company's public filings; added an allegation of usurpation of corporate opportunities; and requested injunctive relief that would require the Company to, among other things, freeze, review and where appropriate rescind all related party transactions, and require detailed reporting of related party transactions.

    On March 20, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to the allegations in the original complaint. Based on its review and assessment of the allegations in the original complaint, the Special Litigation Committee recommended that the Company (a) seek dismissal of claims raised in the original complaint in the derivative lawsuit, including dismissal of claims relating to the Jensen 1996 Guaranty (see discussion below); (b) seek the release to UICI of approximately $7.55 million of uncontested proceeds from the STP sale held in the District Court's registry; (c) seek from Mr. Jensen and/or former management certain legal fees incurred by UICI in connection with the Sun Litigation that it believes were incurred without appropriate board approval (which fees were reimbursed by Mr. Jensen on July 5, 2000); (d) seek reimbursement of certain legal fees awarded to Sun if and only if certain ongoing appeals prove unsuccessful; and (e) implement certain heightened related-party transaction controls. The Special Litigation Committee also recommended that UICI ratify the Assurance Agreement, which allows UICI to recover up to $15.149 million from the STP sale and which also requires UICI to look to the proceeds from the STP sale to satisfy the Jensen 1996 Guaranty of the value of UICI's initial investment in a predecessor company to STP. The Company's Board of Directors affirmed the

Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

    On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings for the purposes of evaluating the Special Litigation Committee's decision on the Jensen 1996 Guaranty (and the derivative plaintiff's motion for summary judgment on the Jensen 1996 Guaranty) and releasing the $7.55 million of uncontested funds from the sale of STP to the Company. The Company filed a motion with the appeals court in the Sun Litigation seeking a distribution to UICI of $7.55 million of uncontested funds. Following Sun's demand that a portion of the remaining funds held in the court's registry in the Sun Litigation be distributed to Sun, the court of appeals denied all requested relief.

    On April 26, 2000, the Special Litigation Committee filed a motion to dismiss certain derivative claims, contending that plaintiff's claims arising from or relating to the Jensen 1996 Guaranty were without merit and should be dismissed from the lawsuit. On June 10, 2000, the Court granted the motion to dismiss those claims. On April 30, 2000, UICI filed a motion to disqualify plaintiff and his counsel, alleging that they were not fair and adequate representatives of UICI. On May 4, 2000, plaintiff filed a Motion to Show Authority, alleging that UICI did not have the authority to file the motion to disqualify. The motion to disqualify and the motion to show authority are still pending before the Court.

    On September 11, 2000, the Court lifted the statutory stay in the case at the request of the Special Litigation Committee, in anticipation of the Committee's report with respect to nine specific transactions that were the subject of allegations made in plaintiff's first and second amended complaints. On September 21, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to these specific allegations. Based on its review and assessment, the Special Litigation Committee recommended that the Company (a) seek dismissal of the claims related to eight of the nine transactions reviewed, (b) make certain supplemental disclosures with respect to certain of the related party transactions that were the subject of the first and second amended complaints, and (c), with respect to one of the nine transactions, seek reimbursement of a portion of compensation paid to an employee of the Company during the period 1995-1996. The Company's Board of Directors affirmed the Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

    In October 2000, the Company and the Special Litigation Committee filed motions to (a) approve a settlement between the Company and Mr. Jensen related to certain legal fees incurred by the Company in the Sun Litigation, (b) approve Mr. Jensen's Proposal A (see discussion above) or, in the alternative, Mr. Jensen's Proposal B with respect to resolution of the Sun Litigation, (c) enter a declaratory judgment finding that Sun's consent to Mr. Jensen's Proposal A and/or Proposal B is unnecessary as a matter of law, and (d) dismiss all remaining derivative claims asserted by the plaintiff in the Shareholder Derivative Litigation allegedly arising from the transactions forming the factual underpinning to the Sun Litigation These motions, together with the Company's motion to disqualify plaintiff and his counsel, have been set for hearing by the court on November 16, 2000.

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

    On September 28, 2000, ACE and AFCA filed motions to compel UICI to, among other things, deposit a significant portion of the proceeds of the sale of UICI's credit card business in escrow under court supervision. On October 16, 2000, the Company and UCNB filed motions to dismiss both cases, and on October 18, 2000, the

Company and UCNB filed motions in opposition to AFCA's and ACE's motions for a preliminary injunction. The court has yet to rule on the Company's and UCNB's motion to dismiss and ACE's and AFCA's motions for a preliminary injunction.

    The Company believes that it and UCNB have meritorious defenses to the allegations and intends to vigorously contest the cases.

MITCHELL LITIGATION

    As previously disclosed, the Company is one of three named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). Plaintiffs also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The only defendant in the federal case (the "BankFirst case") is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

    On April 12, 1999, the California state court in the Mitchell case certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999.

    On September 27, 1999, the parties reached a tentative settlement with respect to the AFCA case and the BankFirst case. However, the existence of the Consent Order to which UCNB is now subject and certain subsequent statements by AFCA's principal, Phillip A. Gray, called into question whether consummation of the tentative settlement was possible or practicable. Accordingly, the parties advised the courts that the settlement was unlikely to occur.

    On May 4, 2000, the court in the BankFirst case granted Bankfirst's motion for summary judgment and entered a judgment terminating the case in favor of Bankfirst and against plaintiff Mitchell. Plaintiff Mitchell subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

    With the permission of the State Court, on June 30, 2000 UICI, jointly with defendants AFCA and UMMG, filed two separate motions to compel arbitration and to narrow the scope of the class previously defined by the State Court's April 12, 1999 order granting class certification. By order dated October 3, 2000, the State Court granted, in part, and denied, in part, both motions.

    The State Court severed from the class action the claims for recovery of money by way of damages or restitution of class members who joined AFCA after January 1, 1998 and who executed signed arbitration agreements. However, the State Court denied UICI's motion to compel arbitration with respect to these class members' claims for injunctive relief and, as a result, their claims for injunctive relief remain part of the class action. With respect to class members who were existing members of AFCA in January of 1998 and who received through the mail an amendment adding arbitration of disputes to their AFCA membership agreement, the State Court denied UICI's motion to compel arbitration unless the member also signed a separate arbitration agreement.

    With respect to UICI's motion to narrow the scope of the class, the State Court, consistent with its decision on UICI's motion to compel arbitration, severed from the class action the claims for monetary relief (damages or restitution) by class members who joined AFCA after January 1, 1998 and executed signed arbitration agreements. Similarly, the State Court refused to narrow the class definition with respect to injunctive relief claims of these persons. In addition, the State Court clarified that its prior April 12, 1999 order certified a class with respect to all claims pleaded in the complaint, not solely claims under the California Credit Services Act of 1984.

    On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from both of the State Court's orders dated October 3, 2000 and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and that, consequently, all proceedings in the Mitchell case were stayed. At this time, it is unclear whether or not plaintiffs will seek relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal.

ALABAMA LITIGATION

    As previously disclosed, UCNB is a named defendant in two lawsuits in Macon County, Alabama (LaTonya Tarver v. UCNB, American Credit Educators, L.L.C. ("ACE") and various unnamed defendants and Wylean Tarver v. UCNB, ACE and unnamed defendants) arising from 1999 telemarketing activities undertaken by UCNB and/or ACE. UCNB filed motions to dismiss and motions to compel arbitration in the suits, and hearings on the defendants' motions to compel arbitration have been postponed indefinitely at the request of plaintiffs' counsel. The Company believes that it has meritorious defenses to the allegations in the Macon County suits and intends to vigorously contest the cases.

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

    In May 2000 the Company reached an agreement with respect to substantially all monetary and non-monetary issues in the case. The final settlement was approved by the court on October 16, 2000.

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

    On November 10, 1999, a tentative settlement was reached to include all potential class members in all states, including Kansas. The formal terms of the settlement agreement and the administration of the settlement are currently being negotiated by the parties, and any settlement will be subject to certification of a nationwide class and court approval. Under the terms of a cost sharing agreement with a unit of AEGON USA, UICI and/or MEGA will be obligated to reimburse the AEGON USA unit for 50% of the cash cost of the settlement.

KATZ LITIGATION

    As previously disclosed, the Company is currently involved in a dispute with the former owners of a student loan marketing business acquired by the Company in December 1997. The former owners allege that, as part of the negotiations leading to the acquisition, the Company and the former owners entered into an oral option agreement, pursuant to which the former owners were granted the right, for a five-year period, to purchase 6.5% of the student loan business of Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS") for $5.7 million. The former owners further allege that the 6.5% percentage is subject to adjustment of up to 50% based on the relative post-acquisition performance of ELA Corporation to the performance of AMS (including ELA Corporation) as a whole. Attempts to reach agreement on the terms of the option over an 18-month period were unsuccessful.

    On July 28, 1999, AMS filed a declaratory judgment action in U.S. District Court in Boston (AMS, Inc. v. Marcus Katz, et al) seeking a finding that no option existed since there had been no agreement on essential terms.

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

    On June 12, 2000, AMS filed and served its first amended complaint, in which AMS recited the claims from the first complaint and added additional breach-of-contract counts seeking recovery for a series of twenty-one promissory notes. On July 7, 2000, the defendants filed their answer to the amended complaint, asserting several affirmative defenses. Discovery in the case continues.

STATE OF CONNECTICUT INVESTIGATION

    As previously disclosed, on April 19, 2000, the Connecticut Attorney General's Office served upon UCNB a Civil Investigative Demand, seeking information regarding UCNB's credit card fees, disclosures, marketing practices, affinity relationships and the handling of payments from consumers to UCNB. On May 26, 2000, UCNB submitted a timely response to the information request.

UNITED CREDIT NATIONAL BANK

    As previously disclosed, on February 25, 2000, the Board of Directors of United Credit National Bank ("UCNB") consented to the issuance by the OCC of a Consent Order (the "February Consent Order"). UCNB is a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. Among other things, the February Consent Order required UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations) and prohibited UCNB from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems.

    On June 29, 2000, the Company, UCS and UCNB agreed to the issuance by the OCC of separate Consent Orders (the "June Consent Orders") memorializing the terms of a definitive Capital Plan previously submitted by the Company and UCNB and approved by the OCC as required by the February Consent Order (the "UCNB Capital Plan"). The June Consent Orders required, among other things, (a) the Company through UCS to contribute additional capital to UCNB in the amount of $50.0 million in prescribed increments over a thirty-day period ended July 29, 2000 (which $50.0 million was contributed as required); (b) UCNB to maintain prescribed capital ratios throughout the plan period; (c) UCNB to adopt and implement certain credit card administrative policies and procedures; and (d) the Company, on or before December 31, 2000, to assume all of UCNB's remaining contingent liabilities. In accordance with the June Consent Orders, the Company's obligations under the UCNB Capital Plan were initially secured by (a) a pledge by Mr. Jensen of $7.1 million face amount of investment securities owned by Mr. Jensen and (b) a pledge by the Company of a short-term promissory note in the principal amount of $35.0 million issued to the Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit. See Note J of Notes to Consolidated Condensed Financial Statements. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the $35.0 million promissory note.

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

NOTE I - SEGMENT INFORMATION (CONTINUING OPERATIONS)

    The Company's operating segments included in continuing operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division; (ii) Financial Services, which includes the businesses of Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS"), UICI Administrators (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (acquired by the Company on February 3, 2000)) and other business units, (iii) the Company's investment in HealthAxis.com and (iv) Other Key Factors. Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for transactions generally at cost.

    Revenues, income from continuing operations before federal income taxes, and identifiable assets by operating segment are set forth in the tables below:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2000            1999            2000            1999
                                                            ----------      ----------      ----------      ----------
                                                                                  (IN THOUSANDS)
     Revenues
        Insurance:
          Self Employed Agency ........................     $  141,043      $  139,717      $  416,545      $  429,735
          Student Insurance ...........................         19,050          24,668          74,754          80,462
          OKC Division ................................         23,175          23,844          69,756          71,389
          Special Risk ................................         13,774          14,139          34,006          42,944
          National Motor Club .........................          3,340           7,619          21,697          21,961
                                                            ----------      ----------      ----------      ----------
                                                               200,382         209,987         616,758         646,491

        Financial Services:
          Academic Management Services ................         40,408          27,934         121,396          73,956
          UICI Administrators .........................          5,347          12,175          14,704          35,010
          Other Business Units ........................            309             238             857             587
                                                            ----------      ----------      ----------      ----------
                                                                46,064          40,347         136,957         109,553

        Gain on sale of HealthAxis.com shares .........             --              --          26,300              --
        Other Key Factors .............................          9,874           8,847          26,009          26,187
        Intersegment Eliminations .....................         (1,079)         (8,258)         (3,604)        (25,647)
                                                            ----------      ----------      ----------      ----------
     Total Revenues from continuing operations ........     $  255,241      $  250,923      $  802,420      $  756,584
                                                            ==========      ==========      ==========      ==========

                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -------------------------     -------------------------
                                                                               2000           1999           2000           1999
                                                                            ----------     ----------     ----------     ----------
                                                                                                (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency ..............................................    $   17,536     $   18,507     $   53,353     $   35,906
     Student Insurance .................................................          (979)           279           (888)         1,782
     OKC Division ......................................................         3,700          3,807         10,105         14,252
     Special Risk ......................................................          (135)          (471)           408            131
     National Motor Club ...............................................            63          1,422          2,471          3,677
                                                                            ----------     ----------     ----------     ----------
                                                                                20,185         23,544         65,449         55,748

   Financial Services:
     Academic Management Services ......................................        (3,022)           123        (12,274)        (3,045)
     UICI Administrators ...............................................          (600)         1,128           (740)         2,283
                                                                            ----------     ----------     ----------     ----------
                                                                                (3,622)         1,251        (13,014)          (762)

   Gain on sale of HealthAxis.com shares ...............................            --             --         26,300             --
   HealthAxis.com operating loss .......................................        (1,115)            --        (16,269)            --
   Other Key Factors ...................................................         2,371           (696)         7,525          6,495
                                                                            ----------     ----------     ----------     ----------
Total income from continuing operations before federal
  income taxes and goodwill amortization ...............................        17,819         24,099         69,991         61,481
                                                                            ----------     ----------     ----------     ----------

Less goodwill amortization .............................................         1,333          2,203          4,570          4,609
                                                                            ----------     ----------     ----------     ----------
Total income from continuing operations before federal income taxes ....    $   16,486     $   21,896     $   65,421     $   56,872
                                                                            ==========     ==========     ==========     ==========


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                             -------------    ------------
                                                                              (IN THOUSANDS)
     Identifiable Assets
     Insurance:
        Self Employed Agency ...........................     $    424,993     $    423,142
        Student Insurance ..............................           68,232           79,011
        OKC Division ...................................          555,731          582,275
        Special Risk ...................................          106,856           85,235
        National Motor Club ............................               --           20,713
                                                             ------------     ------------
                                                                1,155,812        1,190,376
     Financial Services:
        Academic Management Services ...................        1,517,548        1,883,666
        UICI Administrators ............................            7,658           22,931
        Other Business Units ...........................           20,846           20,029
                                                             ------------     ------------
                                                                1,546,052        1,926,626

     Investment in HealthAxis.com ......................           12,827               --
     Other Key Factors .................................          326,176          422,342
                                                             ------------     ------------
              Total assets from continuing operations ..     $  3,040,867     $  3,539,344
                                                             ============     ============


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

JUNE - JULY 2000 TRANSACTIONS

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

    Effective July 27, 2000, the Company and the Lender LLC completed a restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC in the amount of $6.0 million. Giving effect to the restructuring, at September 30, 2000 Lender LLC held indebtedness in the aggregate principal amount of $70.0 million owing by the Company, which indebtedness (the "Amended

Lender LLC Loan") consisted of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The Amended Lender LLC Loan (a) matures on January 1, 2002, (b) continues to bear interest at the per annum rate of prime fluctuating from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) is mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

    The unsecured tranche of the Amended Lender LLC Loan is mandatorily prepayable by the Company upon and to the extent of the Company's receipt of an anticipated tax refund, which is estimated to be in the amount of approximately $22.0 million. On October 20, 2000, the Company prepaid the unsecured tranche of the Amended Lender LLC Loan in the amount of $12.5 million, representing the initial installment of the anticipated tax refund. In addition, on November 2, 2000, the Company prepaid an additional $17.4 million of the unsecured tranche and $17.6 million of the secured tranche. At November 2, 2000, the Company had no indebtedness outstanding under the unsecured tranche and $20.4 million outstanding under the secured tranche of the Amended Lender LLC Loan.

Sale of NMC Holdings, Inc.

    On July 27, 2000, the Company sold to an investor group consisting of Jensen family members (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. The NMC Note is an unsecured, full recourse obligation of the NMC Buyer and is unconditionally guaranteed by Mr. Jensen. The NMC Note bears interest at the per annum rate of prime fluctuating from time to time, and was initially payable in three equal installments of principal in the amount of $11.667 million due on each of October 1, November 1 and December 1, 2000, respectively. Effective October 1, 2000, the NMC Note was amended to provide for three equal installments of principal in the amount of $11.667 million due on each of November 1 and December 1, 2000 and January 1, 2001, respectively. In accordance with the terms of the June Consent Orders, the Company pledged the NMC Note to UCNB to secure, in part, the Company's obligations under the Capital Plan. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the NMC Note. On November 2, 2000, the NMC Buyer prepaid the NMC
Note in its entirety.

    UICI, NMC Buyer and NMC have entered into a Management Agreement, the terms of which govern the provision by UICI to NMC of management and administrative services, information technology services, telephone services and other services currently provided to NMC by UICI. The Management Agreement is terminable (a) by UICI at any time upon not less than 60 days' notice to NMC and the NMC Buyer, and (b) by NMC at any time following the payment in full of the NMC Note upon not less than 30 days' notice to UICI. Pursuant to the Management Agreement, UICI has agreed to allow William Gedwed (Executive Vice President and a Director of the Company and the holder of approximately 3% of the equity interest in NMC) to serve as a consultant to NMC for the term of the Management Agreement. The $7.6 million, net of tax, received in excess of the net book value of NMC was reflected in additional paid in capital.

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

OTHER MATTERS

Proposed Resolution of Sun Litigation

    By letter dated July 7, 2000, Mr. Jensen submitted a formal proposal to purchase the Company's 80% interest in SunTech Processing LLC ("STP") for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the Court in the Sun Litigation ("Proposal B"). See Note H of Notes to Consolidated Condensed financial Statements. As part of either proposal, the Company would agree to terminate and release Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement. As part of Mr. Jensen's proposals, Mr. Jensen has offered to indemnify and hold the Company harmless from and against, among other things, (a) the breach of fiduciary duty claim asserted by Sun against the Company and Sun's related claim for attorneys' fees, (b) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (c) any and all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP.

    Mr. Jensen's proposal to purchase UICI's 80% interest in STP contemplated by Proposal A may be subject to the consent of Sun. The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but Sun was unwilling to grant such consent and objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal
B. On October 6, 2000, the Company filed a motion to join Sun in the Shareholder Derivative Litigation described below, seeking, among other things, a declaratory judgment that Sun's consent is not required or that, in the alternative, Sun waived its rights to consent. The court in the Shareholder Derivative Litigation has yet to rule on the Company's motion.

Amendment of Put/Call Agreement

    Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.69% of the Company's outstanding Common Stock. Effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The call/put price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement. In October 2000, the Company extended until December 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement.

Agreement with NetLojix Communications, Inc.

    In September 2000, the Company executed an extension of its agreement with NetLojix Communications, Inc. ("NetLojix"), which provides voice telecommunications services to the Company. The Company's agreement with NetLojix, as extended, expires on October 1, 2002. Mr. Jensen and his adult children own beneficially in the aggregate approximately 59% of the issued capital stock of NetLojix.

NOTE K - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

UICI EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN

    The Company maintains for the benefit of its and its subsidiaries' employees the UICI Employee Stock Ownership and Savings Plan (the "Employee Plan"). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan in an amount not in excess of 15% of compensation (subject to overall limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the "ESOP"), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a seven-year period.

    On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.45 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.45 million promissory note (the "Plan Note"), which matures in three years and is secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note are held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP are made. It is expected that the Plan Note will be extinguished over a period of approximately two years by crediting UICI's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note.

    As and when UICI makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated shares are considered outstanding for purposes of the computation of earnings per share. The Company recognized additional compensation expense related to the internal leverage feature of the ESOP in the amount of $278,000 in the three and nine months ended September 30, 2000, which expense is included as stock appreciation expense on the Company's consolidated condensed statement of income.

    The fair value of the 1.4 million unallocated ESOP shares totaled $9.7 million at September 30, 2000.

AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America, CLD Agency and CFLD Association Field Services agency field forces.

    The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of UICI common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares generally equal to a number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The "matching credits" vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant's plan account on a prescribed date of each year are converted from book credits to an equivalent number of shares of UICI common stock purchased by the administrator of the Agent Plans. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants' Agent Plan accounts.

    The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974, and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

    Effective July 1, 2000, the Company agreed to issue an aggregate of 2,175,000 newly-issued shares of its common stock to its Agent Plans from time to time over the next two years, at a purchase price of $5.25 per share, or $11.4 million in the aggregate. In lieu of purchasing UICI shares in the open market, the Company will utilize these newly issued shares to satisfy its commitment under the Company-match feature of the Agent Plans. In addition, for approximately the next two years, the Company has agreed to grant matching credits to participating agents' accounts in the Agent Plans based on the lesser of $5.25 per share or fair market value.

    For so long as the Company utilizes these newly-issued shares to satisfy its commitment under the Company-match feature of the Agent Plans, for financial reporting purposes the Company will recognize additional compensation expense in any period in an amount equal to the change in fair value of the shares of UICI common stock. In the three and nine months ended September 30, 2000, the Company recognized additional compensation expense associated with this feature of the Agent Plans in the amount of $232,000, which expense is included as stock appreciation expense on the Company's consolidated condensed statement of income. Shares purchased by the administrator to fund vested matching credits are considered outstanding for purposes of the computation of earnings per share.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

UNITED CREDITSERV - DISCONTINUED OPERATION

    Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables have been securitized.

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

    Several developments during 2000 have materially affected the operations of the Company's United CreditServ subsidiary.

Sale of United CreditServ Operations

    On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. In addition to the cash sales price received at closing, the transaction contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company has retained United CreditServ's Texas collections facility, and UICI continues to hold United CreditServ's building and real estate in

Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250 million face amount of previously written off credit card receivables. In connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, merchant holdback liabilities, liabilities associated with pending litigation and other contingencies.

    In light of UICI's continuing difficulties with its United CreditServ unit, in March 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit. Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). During the quarter and nine-month periods ended September 30, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $95.6 million and $129.0 million, respectively, which losses were charged to the liability for loss on disposal. The Company currently estimates that the remaining liability for loss on disposal will be adequate to absorb all remaining costs of disposal, including all continuing costs associated with the Company's Texas collections facility.

    At December 31, 1999 and September 30, 2000, UCNB had $290.0 million and $78.9 million, respectively, of certificates of deposits outstanding, and UCNB held approximately $110.5 million and $98.2 million, respectively, in cash, cash equivalents and short term U.S. Treasury securities. Following the sale of the Company's United CreditServ unit, UCNB initiated a program to prepay all of its outstanding certificates of deposit, and all such deposit liabilities were discharged as of October 23, 2000. Following the prepayment of all deposit liabilities of UCNB, at October 24, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $29.4 million.

    On October 10, 2000, the shareholders of UCNB approved a formal voluntary plan of liquidation to be filed with and approved by the Office of the Comptroller of the Currency, and UICI currently anticipates that the voluntary liquidation of UCNB, including the provision for all remaining liabilities and distribution to UICI of all residual cash, will be completed on or before December 31, 2000. As part of the plan of liquidation, and in accordance with the terms of the June Consent Orders, UICI agreed to assume and indemnify UCNB from and against (a) any and all remaining residual liabilities resulting from any of the receivables portfolios of UCNB, (including any contingent reserves for unfunded commitments and any merchant holdback accounts, and any accrued amounts payable to any third party for customer kits, holdbacks or other payables), and (b) any and all remaining contingent liabilities of UCNB, including liability associated with pending and future litigation.

    Effective July 31, 2000, UCS sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend the purchaser up to $1.0 million on a revolving basis. As of October 24, 2000, $800,000 had been advanced under the credit agreement.

Significant Cash Infusions to UCNB

    The 1999 and continuing operating losses at United CreditServ have had a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ has contributed to UCNB as capital an aggregate of $165.9 million in cash. UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries), the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand. See "Liquidity and Capital Resources."

Comptroller of the Currency Consent Orders and UCNB Capital Plan

    UCNB agreed to the issuance of and is subject to the terms of Consent Orders issued by the OCC in February and June, 2000. In addition, the Company and UCS agreed to the issuance of and are subject to the terms of separate Consent Orders issued by the OCC in June 2000. See Note B of Notes to Consolidated Condensed Financial Statements.

ACE and AFCA Litigation

    In February 2000, ACE and AFCA filed suit against UICI and UCNB (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado) alleging, among other things, that UCNB has breached its agreements with ACE and AFCA and claiming damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations. The Company believes that it has meritorious defenses to the suits and intends to defend the cases vigorously. See Note H of Notes to Consolidated Condensed Financial Statements.

ACADEMIC MANAGEMENT SERVICES CORP. (FORMERLY EDUCATIONAL FINANCE GROUP, INC.)

    The operating loss in the three and nine month periods ended September 30, 2000 resulted primarily from the factors described in the results of continuing operations. In the three-month and nine-month periods ended September 30, 2000, Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS") incurred an operating loss in the amount of $3.0 million and $12.3 million, respectively, compared to operating income of $123,000 for the three months ended September 30, 1999 and an operating loss of $3.0 million for the nine months ended September 30, 1999. Included in operating results for the three-month and nine-month periods ended September 30, 2000 were pre-tax gains from the sale of student loans in the amount of $2.3 million and $6.1 million, respectively.

    AMS has engaged Lehman Brothers Inc. and Bank of America Securities Inc. to assist AMS in evaluating various strategic alternatives.

HEALTHAXIS.COM INVESTMENT

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

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). At September 30, 2000, the Company's carrying value of its investment in HealthAxis.com was $12.8 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the HealthAxis Merger and its investment in the HAI convertible subordinated debentures, reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the nine months ended September 30, 2000 in the amount of $16.3 million. The Company has an additional $5.0 million in preferred stock of HealthAxis.com which is reflected in equity securities in the balance sheet.

    On January 26, 2000, HAI and HealthAxis.com entered into an Agreement and Plan of Merger (as amended as of September 29, 2000, the "Merger Agreement"), pursuant to which HAI has agreed to acquire all of the outstanding shares of HealthAxis.com that HAI does not currently own through the merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "Proposed HAI Merger"). Upon consummation of the Proposed HAI Merger, HealthAxis.com shareholders (including the Company) would receive 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. The consummation of the Proposed HAI Merger is subject to various conditions, including the approval of both HAI and HealthAxis.com shareholders, as well as regulatory approval.

    On September 29, 2000, UICI purchased from a third party $1.667 million principal amount of HAI 2% convertible subordinated debentures and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share. The debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

    If the Proposed HAI Merger proceeds in accordance with its current terms, the Company will hold approximately 23.9 million shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.4% of the issued and outstanding shares of HAI.

    Effective June 30, 2000, HealthAxis.com sold to Digital Insurance, Inc. ("Digital") certain assets used in connection with HealthAxis.com's retail website, including the retail website user interface, all existing in-force insurance policies, certain physical assets, and rights under certain agreements, including, but not limited to portal marketing agreements and agreements related to HealthAxis.com's affiliate partner program. Among other consideration received by HealthAxis.com in the transaction, Digital issued to HealthAxis.com 11% of the outstanding shares of common stock of Digital (on a fully diluted basis).

ISSUANCE OF COMMON STOCK TO EMPLOYEE AND AGENT PLANS

    In August 2000, the Company issued 1,610,000 shares of UICI common stock to its employee stock ownership and savings plan at a purchase price of $5.25 per share, or $8.45 million in the aggregate. Effective July 1, 2000, the Company also agreed to issue an aggregate of 2,175,000 newly-issued shares of its common stock from time to time over the next two years, at a purchase price of $5.25 per share, or $11.4 million in the aggregate, to its stock accumulation plans created for the benefit of its independent agents. The aggregate of 3,785,000 shares when issued will represent approximately 7.5% of the issued and outstanding shares of UICI common stock. See Note K of Notes to Consolidated Condensed Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The Company's business segments included in continuing operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division (which the Company sold July 27, 2000); (ii) Financial

Services, which includes the businesses of Academic Management Services Corp. (formerly Educational Finance Group, Inc.) and the Company's UICI Administrators operations (consisting of the operations of UICI Administrators (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000)) and other business units, (iii) the Company's investment in HealthAxis.com, Inc. and (iv) Other Key Factors. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income.

    Revenues, income from continuing operations before federal income taxes ("operating income") and income from continuing operations by business segment are summarized in the tables below:


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------    ------------------------------
                                                     2000              1999             2000             1999
                                                 -------------    -------------    -------------    -------------
                                                                         (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ....................   $     141,043    $     139,717    $     416,545    $     429,735
     Student Insurance .......................          19,050           24,668           74,754           80,462
     OKC Division ............................          23,175           23,844           69,756           71,389
     Special Risk ............................          13,774           14,139           34,006           42,944
     National Motor Club .....................           3,340            7,619           21,697           21,961
                                                 -------------    -------------    -------------    -------------
                                                       200,382          209,987          616,758          646,491

   Financial Services:
     Academic Management Services ............          40,408           27,934          121,396           73,956
     UICI Administrators .....................           5,347           12,175           14,704           35,010
     Other Business Units ....................             309              238              857              587
                                                 -------------    -------------    -------------    -------------
                                                        46,064           40,347          136,957          109,553

   Gain on sale of HealthAxis.com shares .....              --               --           26,300               --
   Other Key Factors .........................           9,874            8,847           26,009           26,187
   Intersegment Eliminations .................          (1,079)          (8,258)          (3,604)         (25,647)
                                                 -------------    -------------    -------------    -------------
Total Revenues from continuing operations ....   $     255,241    $     250,923    $     802,420    $     756,584
                                                 =============    =============    =============    =============


                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                            ------------------------    ------------------------
                                                                               2000          1999          2000          1999
                                                                            ----------    ----------    ----------    ----------
                                                                                               (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency ...............................................   $   17,536    $   18,507    $   53,353    $   35,906
     Student Insurance ..................................................         (979)          279          (888)        1,782
     OKC Division .......................................................        3,700         3,807        10,105        14,252
     Special Risk .......................................................         (135)         (471)          408           131
     National Motor Club ................................................           63         1,422         2,471         3,677
                                                                            ----------    ----------    ----------    ----------
                                                                                20,185        23,544        65,449        55,748

   Financial Services:
     Academic Management Services .......................................       (3,022)          123       (12,274)       (3,045)
     UICI Administrators ................................................         (600)        1,128          (740)        2,283
                                                                            ----------    ----------    ----------    ----------
                                                                                (3,622)        1,251       (13,014)         (762)

   Gain on sale of HealthAxis.com shares ................................           --            --        26,300            --
   HealthAxis.com operating loss ........................................       (1,115)           --       (16,269)           --
   Other Key Factors ....................................................        2,371          (696)        7,525         6,495
                                                                            ----------    ----------    ----------    ----------
Total income from continuing operations before federal income
   taxes and Goodwill amortization ......................................       17,819        24,099        69,991        61,481
                                                                            ----------    ----------    ----------    ----------
Less Goodwill amortization ..............................................        1,333         2,203         4,570         4,609
                                                                            ----------    ----------    ----------    ----------
Total income from continuing operations before federal
   income taxes .........................................................   $   16,486    $   21,896    $   65,421    $   56,872
                                                                            ==========    ==========    ==========    ==========

Three and Nine Month Periods ended September 30, 2000 Compared to Three and Nine Month Periods ended September 30, 1999

    For the three months ended September 30, 2000, the Company generated revenues and income from continuing operations of $255.2 million and $9.0 million ($0.19 per diluted share), respectively, compared to revenues and income from continuing operations of $250.9 million and $15.3 million ($0.32 per diluted share), respectively, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company generated revenues and income from continuing operations of $802.4 million and $35.2 million ($0.74 per diluted share), respectively, compared to revenues and income from continuing operations of $756.6 million and $37.4 million ($0.79 per diluted share), respectively, for the nine months ended September 30, 1999. Included in income from continuing operations in the nine month period ended September 30, 2000 was a one-time pre-tax gain from the sale of HealthAxis.com shares in the amount of $26.3 million ($17.1 million net of tax, or $0.36 per diluted share) and the Company's equity in losses on its HealthAxis.com investment in the amount of $16.3 million ($10.6 million net of tax benefit, or ($0.22) per diluted share. Excluding such items, the Company's income from continuing operations for the nine months ended September 30, 2000 was $28.7 million ($0.60 per diluted share).

    During the three-month and nine-month periods ended September 30, 2000, United CreditServ incurred a loss from operations in the amount of approximately $95.6 million and $129.0 million, respectively, which losses were charged to the liability for loss on disposal established in December 31, 1999 in connection with the designation of United CreditServ as a discontinued operation for financial reporting purposes. Based on the terms of its then-pending sale of its United CreditServ unit, during the three months ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax, or $0.49 per diluted share).

    For the three months and nine months ended September 30, 2000, UICI reported net income of $9.0 million ($0.19 per diluted share) and $11.8 million ($0.25 per diluted share), respectively, compared to a net loss in the amount of $13.8 million ($0.29 per diluted share) and $20.8 million ($0.43 per diluted share) in the corresponding 1999 periods.

    Self-Employed Agency ("SEA") Division

    Operating income for the three months ended September 30, 2000 for the SEA Division decreased to $17.5 million from $18.5 million for the comparable 1999 period, and for the nine months ended September 30, 2000 operating income increased to $53.4 million from $35.9 million for the comparable period in 1999. The decrease in operating income for the three months ended September 30, 2000 was due principally to additional costs incurred to enhance the SEA Division's technology information gathering process. The significant increase in operating income for the nine months ended September 30, 2000 compared to the corresponding 1999 period was principally due to improved loss ratios on the Company's managed care products and continued success in directing a larger portion of new sales to traditional, higher margin, indemnity products, with which the Company has not experienced the pricing problems it has experienced with its managed care products. Revenues for the three months ended September 30, 2000 for the SEA Division increased to $141.0 million from $139.7 million for the same period in 1999, and for the nine months ended September 30, 2000 revenues decreased to $416.5 million from $429.7 million for the same period in 1999. The improvement in revenues during the three months ended September 30, 2000 when compared to the same period in 1999 was the result of the continued success in the increase in new business sales.

    Student Insurance Division

    The Company's Student Insurance Division incurred an operating loss for the three months and nine months ended September 30, 2000 in the amount of $979,000 and $888,000, respectively, compared to operating income of $279,000 and $1.8 million, respectively, for the comparable periods in the prior year. The decrease in operating income continued to reflect increased expenses associated with new system implementations and lower margins resulting from increased loss ratios on the 1998-1999 policy year. Revenue for the three months ended September 30, 2000 from the Student Insurance Division decreased to $19.1 million from $24.7 million in the corresponding 1999 period, and for the nine months ended September 30, 2000, revenue decreased to $74.8 million from $80.4 million in the corresponding 1999 period.

    OKC Division

    Operating income for the OKC Division for the three months ended September 30, 2000 decreased to $3.7 million from $3.8 million for the same period in 1999, and for the nine months ended September 30, 2000 operating income decreased to $10.1 million from $14.3 million for the same period in 1999. Revenues for the three months ended September 30, 2000 for the OKC Division decreased to $23.2 million from $23.8 million in the comparable 1999 period, and for the nine months ended September 30, 2000 revenues decreased to $69.8 million from $71.4 million for the comparable period in 1999.

    The decrease in operating income for the nine months ended September 30, 2000 compared to the same period in 1999 was attributable to several factors. The OKC Division's life insurance claim benefits increased over claim benefits in the corresponding period of the prior year. The Company believes that the higher level of claims in the life business was due to normal variations in the business for the closed life blocks. An additional loan reserve was established for the student loans made by the College Fund Life unit on its life insurance product. Credit disability insurance claim reserves were increased based on claims experience, and a reserve for bad debts on premium receivables was established. Operating income for the workers compensation line of business decreased as a result of lower premium rates, which has been occurring in this product line in Oklahoma for the past two years.

    Special Risk Division

    Operating losses for the three months ended September 30, 2000 for the Special Risk Division (consisting of certain niche health-related products, including "stop loss", marine crew accident, organ transplant and international travel accident products) were $135,000 compared to an operating loss of $471,000 in the comparable 1999 period. For the nine-month period ended September 30, 2000, operating income increased to $408,000 from $131,000 for the same period in 1999. Revenue for the three months ended September 30, 2000 decreased to $13.8 million from $14.1 million in the corresponding 1999 period, and for the nine month period ended September 30, 2000 revenue decreased to $34.0 million from $42.9 million from the comparable period in 1999. The decrease in revenue in the 2000 periods was attributable to (a) the elimination of unprofitable blocks of business and implementation of necessary rate increases on stop-loss accounts and other lines of business causing customers to terminate their policies and (b) the implementation of Reinsurance and Specific Retrocession Agreements that effectively permit the Company to transfer the insurance revenue and risk portion of the Special Risk business managed by Excess, Inc. (one of the Company's managing general underwriters) to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies. In addition, the Company completed the sale of Excess, Inc. to the Excess management team. The Company recognized a gain in the three months ended September 30, 2000 in the amount of $161,000 (pre-tax) in connection with this sale.

    National Motor Club

    On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). See Note J of Notes to the Consolidated Condensed Financial Statements.

    Operating income for the three months ended September 30, 2000 for National Motor Club decreased to $63,000 from $1.4 million for the comparable period in 1999, and for the nine months ended September 30, 2000 operating income decreased to $2.5 million from $3.7 million for the same period in 1999. Revenues for the three-month period ended September 30, 2000 decreased to $3.3 million from $7.6 million for the same period in 1999, and for the nine month period ended September 30, 2000, revenues decreased to $21.7 million from $22.0 million for the comparable period in 1999. The decrease in operating income and revenues reflects the sale of National Motor Club in July 2000.

    Academic Management Services Corp. (formerly Educational Finance Group,
Inc.)

    In the three months ended September 30, 2000, AMS incurred an operating loss in the amount of $3.0 million, compared to operating income of $123,000 in the three months ended September 30, 1999. Operating losses were

$12.3 million for the nine months ended September 30, 2000, compared to an operating loss of $3.0 million for the comparable period of 1999.

    Revenues for the three months and nine months ended September 30, 2000 for AMS were $40.4 million and $121.4 million, respectively, compared to revenues of $27.9 million and $74.0 million, respectively, for the comparable periods in the prior year. The increase in revenue was attributable to the increased origination and interest income derived from higher student loan volume, and fee income from the tuition budgeting line of business that was acquired in July 1999. Revenues from tuition budgeting for the three months and nine months ended September 30, 2000 were $7.9 million and $17.2 million, respectively, compared to $3.7 million for both the comparable three month and nine month periods in the prior year.

    Student loan interest income, net of costs of directly associated borrowings, was $9.6 million for the nine months ended September 30, 2000, compared to $9.5 million for the nine months ended September 30, 1999. New loans aggregating $519 million were originated during the nine months ended September 30, 2000 compared to $479 million for the comparable period of 1999. AMS sold student loans with an aggregate principal amount of $575 million during the nine months ended September 30, 2000. Realized gains on sales of loans were $6.1 million during the nine months ended September 30, 2000, compared to gains of $3.5 million realized in the comparable period of 1999.

    AMS markets PLUS loans through direct mail and telemarketing programs directly to prospective student and parent borrowers. Until September 2000, these marketing activities were conducted primarily through the Company's San Diego, California marketing unit. On September 17, 2000, AMS announced that the California facility would be closed and the PLUS loan marketing activities would be consolidated into AMS's Swansea, Massachusetts headquarters. Management believes that these changes will result in a more cost-effective marketing effort. In the three months ended September 30, 2000, AMS recorded a charge to income in the amount of $1.5 million representing expenses incurred in connection with the exit from its San Diego unit. These costs included termination benefits for substantially all of the unit's 90 employees and the cost of certain contractual obligations of the unit. During the three and nine months ended September 30, 2000, AMS originated approximately $79.6 million and $201.6 million, respectively, of PLUS loans, and incurred approximately $2.0 million and $5.1 million, respectively, of costs (excluding exit costs) in connection with originating such loans, of which $796,000 and $2.1 million was capitalized in the three and nine month periods, respectively.

    During the three and nine months ended September 30, 2000, AMS's Academic Management Services, Inc. subsidiary, acquired in July 1999, reported net income in the amount of $1.4 million and $2.0 million, respectively, including gains on sale of student loans of $60,000 and $2.3 million in the three and nine months ended September 30, 2000, respectively. Academic Management Services, Inc. provides tuition budgeting plans.

    During the three month and nine month periods ended September 30, 2000, AMS's student loan servicing operations realized operating income of $352,000 and $374,000. AMS continues to explore means to reduce ongoing operating costs and increase operating efficiencies at this unit.

    During the nine months ended September 30, 2000, AMS incurred charges in the aggregate amount of approximately $4.5 million associated with the management transition effected in January 2000, the relocation of AMS's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write-off of facilities development costs and the write-off of previously capitalized costs incurred in connection with AMS's Internet strategy and other business initiatives undertaken by prior management. All of these costs were incurred in the six months ended June 30, 2000.

    During the nine months ended September 30, 2000, an increase in prevailing interest rates had a negative effect on the cost of financing AMS's student loan portfolio. In addition, AMS incurred a significantly reduced interest rate spread on its portfolio of supplemental loans to parents of dependent students ("PLUS loans"). At March 31, June 30 and September 30, 2000, AMS held PLUS loans in the aggregate principal amount of $371 million, $270 million and $253 million, respectively. The interest rate yield on PLUS loans is set annually beginning July 1 by regulation at a fixed rate. The rate was 7.72% from January 1 to June 30, 2000 and was reset to 8.99% beginning July 1, 2000. If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, the holder of PLUS loans is eligible for government subsidized, special allowance payments for the year. The fixed interest rate yield in the nine months ended September 30, 2000 was below the maximum rate. For the twelve months beginning July 1, 2000, the fixed rate will be below the maximum rate and a holder of PLUS loans will not be entitled to special allowance payments. AMS finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities.

    During the first quarter of 2000, AMS incurred additional expenses in connection with a sale of student loans in December 1999. The $280 million proceeds of this sale, which were received in late December 1999, were invested by AMS at short term rates until January 15, 2000, at which time the borrowings associated with the sold student loan assets could, in accordance with their terms, be paid down. These borrowings bore interest at rates in excess of short-term investment rates of approximately 2.5%.

    UICI Administrators

    The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) as its UICI Administrators business division. In the three months ended September 30, 2000 UICI Administrators incurred an operating loss of $600,000 compared to operating income of $1.1 million in the comparable 1999 period, and for the nine months ended September 30, 2000, UICI Administrators incurred an operating loss of $740,000 compared to operating income of $2.3 million in the corresponding 1999 period. Revenues for the three months ended September 30, 2000 decreased to $5.3 million from $12.2 million in the corresponding 1999 period, and for the nine month period ended September 30, 2000 revenues decreased to $14.7 million from $35.0 million in the corresponding period of the prior year.

    The decrease in operating income and revenues at the Company's UICI Administrators division was primarily attributable to the timing of the contribution of substantially all of the operations of Insurdata Incorporated (other than the operations of Insurdata Marketing Services, LLC) to HealthAxis.com in connection with the Insurdata-HealthAxis.com merger, which was completed in January 2000. The results of operations of Insurdata Incorporated had previously been included in the results of operations of the UICI Administrators division. Excluding the 1999 results of operations of Insurdata Incorporated transferred to HealthAxis.com, for the three months and nine months ended September 30, 1999, revenues for the UICI Administrators division were $1.3 million and $4.1 million, respectively, and operating income for the division was $184,000 and $410,000, respectively.

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

    The Company accounts for its investment in HealthAxis.com utilizing the equity method and, accordingly, recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the HealthAxis Merger). The Company's equity in the loss of HealthAxis.com in the three months and nine months ended September 30, 2000 was $1.1 million and $16.3 million, respectively. HealthAxis.com continues to incur operating losses attributable to significant marketing, development and other start-up expenses. HealthAxis.com also incurred losses in the nine months ended September 30, 2000 in connection with the sale of its retail web site and related assets. The Company's share of such losses ($4.2 million) is included in the Company's equity in losses for the nine months ended September 30, 2000.

    On September 29, 2000, UICI purchased from a third party $1.667 million principal amount of HAI 2% convertible subordinated debentures and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share. The debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

    Other Key Factors

    The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended September 30, 2000 associated with this category increased to $2.4 million from an operating loss of $696,000 for the comparable period in 1999, and for the nine months ended September 30, 2000 operating income increased to $7.5 million from $6.5 million in the same period in 1999. The increase was primarily due to an increase in realized gains on sale of investments which were partially offset by an increase in investment income not allocated to the other segments and an increase in interest on corporate borrowings.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. In the nine-month periods ended September 30, 2000 and 1999, net cash used in and provided by operations totaled approximately $135.3 million and $182.7 million, respectively.

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

    The operating losses at United CreditServ have had a material adverse effect upon the liquidity and cash flow of the Company. Since January 1, 2000, UICI has contributed to United CreditServ an aggregate of $165.9 million in cash, including $50.0 million contributed pursuant to the UCNB Capital Plan (see discussion below). In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $3.95 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note J to Notes to Consolidated Condensed Financial Statements). UICI has funded these cash contributions and other cash needs with the proceeds of sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

    Based on projections as of November 3, 2000, the Company believes that its exit from the credit card business will not require the holding company to generate additional cash. Following the sale of its credit card assets (which was completed on September 29, 2000), and the prepayment of all deposit liabilities of UCNB (which was completed on October 23, 2000), at October 24, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $29.4 million. Through December 31, 2000 the holding company will have additional operating cash requirements in the amount of approximately $15.0 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand ($22.0 million at November 3, 2000), cash received from interest income, residual cash to be received in connection with the liquidation of UCNB and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

    There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

UNITED CREDITSERV

    The net credit card receivables of United CreditServ decreased from $190.7 million at December 31, 1999 to $0 at September 30, 2000, reflecting the sale of the credit card portfolios completed on September 29, 2000.

    On October 10, 2000, the shareholders of UCNB approved a formal voluntary plan of liquidation to be filed with and approved by the Office of the Comptroller of the Currency, and UICI currently anticipates that the voluntary liquidation of UCNB, including the provision for all remaining liabilities and distribution to UICI of all residual cash, will be completed on or before December 31, 2000. As part of the plan of liquidation, and in accordance with the terms of the June Consent Orders, UICI agreed to assume and indemnify UCNB from and against (a) any and all remaining residual liabilities resulting from any of the receivables portfolios of UCNB, (including any contingent reserves for unfunded commitments and any merchant holdback accounts, and any accrued amounts payable to any third party for customer kits, holdbacks or other payables), and (b) any and all remaining contingent liabilities of UCNB, including liability associated with pending and future litigation.

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

ACADEMIC MANAGEMENT SERVICES CORP.

    AMS's student loan portfolio principal and interest receivable decreased to $1.197 billion at September 30, 2000 from $1.330 billion at December 31, 1999. AMS's student loan credit facilities had balances outstanding of $1.331 billion at September 30, 2000. At September 30, 2000, AMS also held $133.9 million of restricted cash in connection with its student loan portfolio. During the nine months ended September 30, 2000, AMS originated $576 million of student loans that were financed with new borrowings under AMS's student loan credit facilities. AMS repaid $925 million of borrowings from principal payments received on student loans, the proceeds of loans sold during the nine months ended September 30, 2000, and the proceeds of loans sold in late December 1999 (which borrowings were repaid in January 2000).

    In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $62.1 million and $318.8 million at September 30, 2000 and December 31, 1999, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points. The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program, which loans are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

    At September 30, 2000, AMS held $133.3 million of restricted cash representing amounts collected under Academic Management Services, Corp.'s tuition installment program and had a corresponding liability due to the various educational institutions.

    Effective October 1, 2000, AMS amended the terms of its unsecured term loan facility (under which, at September 30, 2000, $21.250 million of indebtedness was outstanding) to eliminate all financial covenants. In connection with the amendment of the facility, the Company agreed to unconditionally guarantee the payment when due of such indebtedness.

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

    In June 1998, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and as amended, is required to be adopted in years beginning after December 31, 2000. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedged item being recognized in earnings in the same period. Changes in fair values of derivatives not meeting the Statement's hedge criteria are included in income. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform; the ability to predict and effectively manage claims related to health care costs; and reliance on key management and adequacy of claim liabilities. The Company's Academic Management Services Corp. business could be adversely affected by changes in the Higher Education Act or other relevant federal or state laws, rules and regulations and the programs implemented thereunder may adversely impact the education credit market. In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans.

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $253 million principal amount of PLUS loans outstanding at September 30, 2000. The fixed yield on PLUS loans was 7.72% for the twelve months ended June 30, 2000 and has been reset to 8.99% for the twelve months beginning July 1, 2000. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2000, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

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

2. A Current Report on Form 8-K, dated September 29, 2000, disclosing completion of sale of United CreditServ credit card operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UICI
                                       ----------------------------------------
                                       (Registrant)


Date:    November 8, 2000              /s/ Gregory T. Mutz
     --------------------------        ----------------------------------------
                                       Gregory T. Mutz, President,
                                       Chief Executive Officer and Director




Date:    November 8, 2000              /s/ Matthew R. Cassell
     --------------------------        ----------------------------------------
                                       Matthew R. Cassell, Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule (filed only electronically with the SEC)