Form 10-K405
period 2000-12-31
UICI
filed 2001-03-16
CIK 773660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NO. 001-14953
                             ---------------------

                                      UICI
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       75-2044750
      (State or other jurisdiction of                          (IRS Employer
       Incorporation or organization)                       Identification No.)

        4001 MCEWEN DRIVE, SUITE 200
               DALLAS, TEXAS                                       75244
  (Address of principal executive offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 392-6700

          Securities Registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
       Common Stock, $0.01 par value                      New York Stock Exchange

        Securities registered Pursuant to Section 12(g) of the Act: NONE
                                (Title of class)
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was $289.9 million.

     The number of shares outstanding of $0.01 par value Common Stock, as of March 15, 2001 was 47,580,468.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  General

     UICI (together with its subsidiaries, "UICI" or the "Company") offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets.

     The Company issues health insurance policies, covering individuals and families, to the self-employed, association group and student markets. The Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company's catastrophic hospital and basic hospital-medical expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and managed care options, such as a preferred provider organization ("PPO") plan as well as other supplemental types of coverage. The Company markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell the Company's products. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis. The Company believes that it provides student insurance plans to more universities than any other single insurer. During 2000, 1999 and 1998, health insurance premiums were approximately $668.0 million, $690.0 million and $747.0 million, respectively, representing 64%, 68% and 71%, respectively, of UICI's total revenues in such periods.

     UICI also issues life and annuity insurance products to selected niche markets, and UICI acquires blocks of life insurance and annuity policies from other insurers on an opportunistic basis. The life and annuity insurance policies issued by UICI are marketed through a dedicated agency sales force. During 2000, 1999 and 1998, total revenues (including premiums and allocated investment income) from the Company's life and annuity business were approximately $92.4 million, $94.1 million and $98.8 million, respectively, representing 9% of total revenue in each such year.

     UICI also provides underwriting, claims management and claims administrative services to third party insurance carriers (primarily to AEGON USA, Inc. related to products coinsured by UICI), third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans.

     The Company conducts the business of the Self-Employed Agency Division, Student Insurance Division and the Life Insurance and Annuity Division through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and The Chesapeake Life Insurance Company ("Chesapeake"). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. MEGA is currently rated "A- (Excellent)," Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

     At December 31, 2000, Fitch, Inc. had assigned an insurer financial strength rating of "A- (Strong)" to each of MEGA and Mid-West. Fitch's ratings provide an overall assessment of an insurance company's financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch's ratings range from "AAA (Exceptionally Strong)" to "D (Distressed)."

     Academic Management Services Corp. (formerly Educational Finance Group, Inc.) (in which UICI holds a 75% interest) ("AMS"), markets, originates, funds and services primarily federally guaranteed student loans and is a leading provider of student tuition installment plans. AMS seeks to provide solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 2000, UICI through AMS had approximately $1.1 billion aggregate principal amount of student loans outstanding, of which approximately 87% were federally guaranteed.

     UICI holds an interest (approximately 45.3% of the issued and outstanding shares at February 5, 2001) in HealthAxis, Inc. ("HealthAxis"), a publicly traded corporation (Nasdaq: HAXS) providing proprietary, Internet-enabled and integrated software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry.

     Until February 2000, UICI marketed credit support services to individuals with no, or troubled, credit experience and assisted them in obtaining a nationally recognized credit card. These services were marketed through a sales force of independent contractors and through direct mail and in-bound and outbound telemarketing. The credit cards were issued by United Credit National Bank, an indirect wholly-owned subsidiary of UICI ("UCNB"). During 1999 and 1998, revenues from credit support services were approximately $227.4 million and $123.2 million, respectively, representing 18% and 10% of UICI's total revenues in such years. Effective December 31, 1999, the Company's United CreditServ credit card operations were classified as a discontinued operation for financial reporting purposes, and in September 2000 the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivable portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. On January 29, 2001, UICI completed the voluntary liquidation of UCNB in accordance with the terms of a voluntary plan of liquidation approved by the United States Office of the Comptroller of the Currency (the "OCC"). See Note B of Notes to Consolidated Financial Statements and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Until July 2000 UICI marketed and provided through its National Motor Club ("NMC") unit approximately 500,000 members with benefits such as road and towing assistance, trip routing, emergency travel assistance, and accident related indemnity benefits. On July 27, 2000, the Company sold to an investor group consisting of members of the family of Ronald L. Jensen (the Company's Chairman) its 97% interest in NMC Holdings, Inc., the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million. See Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operating segments include (a) the Insurance segment, which includes the businesses of the Company's Self-Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division, and the National Motor Club Division (until sold on July 27, 2000); (b) the Financial Services segment, which includes the businesses of Academic Management Services Corp., the Company's investment in HealthAxis, Inc. (formerly HealthAxis.com, Inc.), the business of the Company's UICI Administrators unit and certain other business units; and (c) Other Key Factors, which include investment income not otherwise allocated to the other segments, interest and general expenses relating to corporate operations and other unallocated items. The business of United CreditServ, Inc. was separately classified as a discontinued operation for financial reporting purposes effective December 31, 1999.

     The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. The Company's telephone number is (972) 392-6700. The Company maintains a website at www.uici.net.

  Insurance Segment

  SELF-EMPLOYED AGENCY DIVISION

     Market. According to the Bureau of Labor Statistics, there were approximately 10.1 million self-employed individuals in the United States at the end of 2000. The Company has currently in force approximately 200,000 basic health policies issued or coinsured by the Company. UICI believes that there is significant opportunity to increase its penetration in this market.

     Products. UICI's basic health insurance plan offerings include the following:

     - UICI's Group Catastrophic Hospital Expense Plan provides a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1,000,000. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement. The benefits for this plan tend to increase as hospital care expenses increase and therefore the premiums for these policies are subject to increase as overall hospital care expenses rise.

     - UICI's Group Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a "scheduled benefit" nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience and thus future premium increases for this policy are expected to be less than on the catastrophic policy.

     - UICI's Group Preferred Provider Plan incorporates managed care features of a PPO, which are designed to control health care costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which the Company has negotiated lower fees for the services to be provided. The savings from these negotiated fees are passed on to the individual policyholders. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

     Each of the policies is available with options providing for some modification of coverage so that the insurance may be tailored to meet the needs of the individual policyholder.

     The Self-Employed Agency Division generated revenues of $566.4 million, $566.8 million, and $610.1 million (54%, 56% and 58% of total revenue) in 2000, 1999 and 1998, respectively.

     Marketing and Sales. The Company's marketing strategy in the self-employed market is to remain closely aligned with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through dedicated independent contractor agents associated with the Company.

     The Company's agents are independent contractors, and all compensation that agents receive from the Company is based upon agents' levels of sales production. UGA -- Association Field Services ("UGA") and Cornerstone Marketing of America ("CMA") (the Company's wholly-owned marketing divisions) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in management).

     UGA and CMA are each responsible for the recruitment and training of their field leaders and writing agents. UGA and CMA generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders.

     The health insurance products issued by the Company are primarily issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. Two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed products, including health insurance underwritten by the Company. Individuals generally may not obtain insurance under the associations' master policies unless they are members of the associations. UGA agents and CMA agents also act as enrollers of new members for the associations. Although the Company has no formal agreements with these associations requiring the associations to continue as the master policyholder and endorse the Company's insurance products to their respective members, the Company believes it is in good standing with these associations.

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

     Preferred Provider Products. In order to further control health care costs, in 1995 the Company placed additional emphasis on incorporating into its health plans managed care features of a PPO. These health plans incorporate managed care features of a PPO through negotiated discounts with a PPO network. The health plans that provide the PPO option generally provide a greater level of benefits for services performed within the PPO network in the form of lower deductibles and co-payments compared to out-of-network services. The network discount is in turn passed on to the policyholder in the form of lower rates and discounts on covered charges.

     Coinsurance Arrangements. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. and coinsured by the Company. Effective April 1, 1996, the Company acquired the underwriting, claims management and administrative capabilities of AEGON USA, Inc. related to products coinsured by the Company. Following this transaction, the agents of UGA began to market health insurance products directly for the Company rather than through the coinsurance arrangement. The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extra-contractual charges and other payments. The Company and AEGON agreed to maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period ended in 1997. The Company's coinsurance percentage is 60% until May 2001, at which time the Company will assume all of the remaining policies from AEGON as state regulatory approvals are received. Following the assumption, the Company will coinsure 40% of the health insurance business to AEGON until December 31, 2002, at which time the Company will acquire the remaining 40% of the coinsured business from AEGON based upon a mutually agreed-upon prescribed price.

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

     The Student Insurance Division had revenues of $111.5 million, $108.0 million and $111.0 million in 2000, 1999 and 1998, respectively, representing approximately 11% of total revenues in each such year.

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

  SPECIAL RISK DIVISION

     The Company's Special Risk Division formerly specialized in certain niche health-related products (including "stop loss," marine crew accident, organ transplant and international travel accident products). Prior to 1997, the Company had a small penetration in Special Risk markets and offered only Employer Stop Loss and Provider Excess of Loss coverages. The Special Risk Division's offerings were expanded in 1997, with the acquisition of Excess, Inc. ("Excess"), a managing general underwriter of special health-related coverages. The Excess acquisition led to the purchase of a block of special risk coverages with net collected premiums in the amount of $20.7 million, $48.9 million and $50.2 million in 2000, 1999 and 1998, respectively.

     Effective January 1, 2000, the Company entered into reinsurance and specific retrocession agreements with an unaffiliated insurance carrier with respect to the Special Risk business managed by Excess. These agreements effectively permitted the Company to transfer to the unaffiliated insurance carrier the insurance revenue and risk portion of that business as the business renews over the life of the policies. In addition, in July 2000 the Company completed the sale of Excess to the Excess management team. The Company recognized a gain in the quarter ended September 30, 2000 in the amount of $161,000 (pre-tax) in connection with this sale.

     Effective July 1, 2000, the Company sold the assets of WinterBrook HealthCare Management, LLC (a company engaged in repricing of insurance claims) to an unrelated party for a sales price of $1.9 million. The Company recognized a pre-tax gain of $1.5 million in the quarter ended September 30, 2000 in connection with this sale.

  OKC DIVISION

     Through the Company's OKC Division, the Company offers life insurance and annuity products to individuals through its dedicated field force and employee group accident and workers compensation insurance marketed by brokers to employers and their employees. The OKC Division also actively pursues the acquisition of life and annuity blocks of insurance business. At December 31, 2000, the OKC Division had over $3.5 billion of life insurance in force and approximately 350,000 individual policyholders. The Division has grown primarily through acquisitions of blocks of life insurance and annuity policies and through its marketing efforts.

     In 2000, 1999, and 1998, the OKC Division had revenues of $92.4 million, $94.1 million and $98.8 million, respectively, representing 9% of total revenue in each such year.

     Direct Business. The Company offers an interest-sensitive whole life insurance product generally with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Currently, student loans are available in amounts up to $30,000 for undergraduate school and up to $30,000 for graduate school. Loans with a Fair Isaac credit score of 570 and above are made under this rider and are not funded or supported by the federal government but are guaranteed as to principal and interest by an independent guarantee agency. As a part of the program, MEGA and Mid-West are qualified lenders under the applicable Department of Education regulations and make available, outside of the Company's insurance subsidiaries' commitment under the rider, student loans under federal Family Education Loan Programs.

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

     The Company acquired its last block of life insurance and annuities in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

     In 1991, the Company entered into an agreement pursuant to which it services a block of policies with life insurance and annuity reserves for an unrelated company. At December 31, 2000, total life insurance and annuity reserves for this block were $73.9 million. The Company receives a fee for servicing the policies and in 1997 also began to participate in 50% of the profits or losses on this business. The Company's Consolidated Financial Statements reflect the servicing fee currently earned and $1.9 million of profit participation in 2000, $2.4 million of profit participation in 1999 and $2.3 million of profit participation in 1998.

     In August 1994, the Company entered into a similar transaction, pursuant to which the Company acquired a block of life insurance and annuity policies. At December 31, 2000, total life insurance and annuity reserves for this block were $22.9 million. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. The Company administers the life insurance and annuity policies and receives a servicing fee from the unrelated reinsurer. In addition, after the reinsurer recovers its investment in this block, the coinsurance agreement will be terminated and the Company at no cost will recapture all remaining policies. The reinsurer's unrecovered investment in the block of policies at December 31, 2000 was $277,000.

  Financial Services Segment

  ACADEMIC MANAGEMENT SERVICES CORP.

     The Company holds a 75% equity interest in Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS"). AMS markets, originates, funds and services primarily federally guaranteed student loans and is a leading provider of student tuition installment plans. AMS (which is based in Swansea, Massachusetts) seeks to provide financing solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 2000, UICI through AMS had approximately $1.1 billion aggregate principal amount of student loans outstanding, of which approximately 87% were federally guaranteed.

     AMS primarily acquires and originates federally guaranteed loans to students and parents made under the Federal Family Education Loan Program ("FFELP Loans"). Four types of loans are currently available under the FFELP Loan program: (i) loans to students with respect to which the federal government makes interest payments available to reduce student interest cost during periods of enrollment ("Stafford Loans"); (ii) loans to students with respect to which the federal government does not make such interest payments ("Unsubsidized Stafford Loans"); (iii) supplemental loans to parents of dependent students ("PLUS Loans"); and (iv) loans to fund payments and consolidation of certain obligations of the borrower ("Consolidation Loans"). These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits and eligibility for interest subsidies.

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

     In addition to the various federally guaranteed loan programs, AMS offers alternative student loans guaranteed by private insurers (which during 2000 aggregated approximately 9% of AMS's loan originations) and uninsured alternative loans (which during 2000 aggregated approximately 1% of loan originations). AMS also services loans under the Perkins Loan Program on behalf of participating colleges and universities. The Perkins Loan program provides low-interest loans to assist needy students in financing the costs of post-secondary education. Students can receive Perkins Loans at any one of approximately 2,000 participating post-secondary institutions.

     AMS has funded its loan origination business primarily with secured lines of credit extended by various financial institutions. After loans are originated, AMS typically sells or refinances the loans using a variety of capital markets financing facilities. During 2000, AMS originated approximately $776.1 million in new loans and sold approximately $779.8 million of loans. During 1999 AMS added approximately $1.3 billion of long term funding facilities in three separate transactions. These transactions used special purpose financing entities, which issued securities in the capital markets and used the proceeds to buy pools of student loans from AMS. AMS's 1999 financing transactions included the following:

     - Issuance of $319.5 million Auction Rate Student Loan-Backed Notes (which bear interest at variable rates established pursuant to an auction conducted, generally, every thirty-five days).

     - Issuance of $650.0 million Asset Backed Commercial Paper Notes (which bear interest at variable rates established by calculating the total costs of the commercial paper program and which have maturities of one to 270 days).

     - Issuance of $229.0 million Floating Rate Student Loan-Backed Notes (which bear interest at variable rates equal to 0.42% over three month LIBOR, reset every quarter in January, April, July, and October) and $115.0 million Auction Rate Student Loan Backed Notes.

     In July 1999, AMS acquired AMS Investment Group, Inc. (the parent of Academic Management Services, Inc.) ("AMS Inc."), based in Swansea, Massachusetts. The Company believes that AMS Inc. is the leading provider of tuition installment plans for undergraduate students, serving as the designated provider of tuition installment plans at over 1,200 colleges, universities and independent schools.

     AMS provides loan servicing and administrative services for federal Perkins loans and privately insured loans. EFG Technologies, Inc. is based in Winston-Salem, North Carolina, and is a loan servicer for approximately 600 colleges, universities and private lenders with 1.0 million active accounts and loan balances aggregating $2.6 billion. During 2000, AMS closed and relocated to Swansea, Massachusetts its San Diego, California based direct mail and telemarketing operations, through which it markets PLUS Loans and other educational finance services. During 2000, AMS generated approximately $241.7 million of PLUS loans through its direct mail and telemarketing operations.

     AMS incurred significant operating losses in 2000, 1999 and 1998. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  INVESTMENT IN HEALTHAXIS, INC. (FORMERLY HEALTHAXIS.COM, INC.)

     During 2000 the Company held a significant investment interest in HealthAxis.com, Inc. ("HealthAxis.com"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. HealthAxis.com, through its proprietary web-enabled enrollment and plan administration applications, provides Internet enrollment and online access to claims data. These software applications increase the efficiency of a client's interaction with other participants by eliminating paper-based processes and improving the client's ability to share data with plan members and other industry participants. HealthAxis.com's clients include large insurance carriers, Blue Cross and Blue Shield organizations, third party administrators, self-funded employers, and other industry participants. HealthAxis.com also provides systems integration, technology management and data capture services to its clients.

     The Company's interest in HealthAxis.com is derived from the January 7, 2000 merger (the "Insurdata Merger") of Insurdata Incorporated (formerly a wholly owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") (HAXS:Nasdaq). HealthAxis.com formerly was a web-based retailer of health insurance products and related consumer services. The Company recognized no gain on the non-monetary exchange of stock in the Insurdata Merger due to the uncertainty of realization of the gain. Effective June 30, 2000, HealthAxis.com sold to Digital Insurance, Inc. ("Digital") certain assets used in connection with HealthAxis.com's retail website, including the retail website user interface, all existing in-force insurance policies, certain physical assets, and rights under certain agreements, including, but not limited to portal marketing agreements and agreements related to HealthAxis.com's affiliate partner program. Among other consideration received by HealthAxis.com in the transaction, Digital issued to HealthAxis.com 11% of the outstanding shares of common stock of Digital (on a fully diluted basis).

     Following the Insurdata Merger, the Company held approximately 43.6%, and HAI held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the Insurdata Merger. On January 26, 2001, HAI acquired all of the outstanding shares of HealthAxis.com that HAI did not then own in a stock-for-stock merger of HealthAxis.com with a wholly owned subsidiary of HAI (the "HAI Merger"). In the HAI Merger, HealthAxis.com shareholders (including the Company) received 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Following the HAI Merger, the Company beneficially holds 23,944,030 shares of HAI common stock, representing approximately 45.3% of the issued and outstanding shares of HAI. Of such 23,944,030 shares beneficially held by UICI, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     HealthAxis.com generated revenues of $43.7 million, $46.2 million and $41.2 million in 2000, 1999 and 1998, respectively, of which 63%, 58% and 58% were derived from information systems and software development services provided to the Company and its insurance company affiliates.

  UICI ADMINISTRATORS

     The Company provides claims and benefits administration services to third parties. The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) as its UICI Administrators business division. UICI Administrators incurred an operating loss of $(1.7) million in 2000 compared to operating income of $2.3 million in 1999. Revenues for UICI Administrators decreased to $18.5 million in 2000 from $46.2 million in 1999.

  Discontinued Operation -- United CreditServ, Inc.

     Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), prior to 2000 the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

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

     During the year ended December 31, 1999, United CreditServ incurred a pre-tax operating loss in the amount of approximately $145.3 million (inclusive of the write off of the $35.9 million purchase price of UMMG), primarily attributable to significant increases to credit card loan loss reserves associated with the non-performance of its ACE credit card product. The Company believes that such losses were due primarily to inadequate attention to ACE collections, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio.

     In March 2000, the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit was reflected as a discontinued operation for financial reporting purposes effective December 31, 1999. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit. Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended

June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax).

     During the year ended December 31, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal. At December 31, 2000, the remaining assets of the discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.6 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

     On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million, and on January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  Competition

  INSURANCE

     The Company operates in highly competitive markets. The Company's insurance subsidiaries compete with large national insurers, regional insurers and specialty insurers, many of which are larger and have substantially greater financial resources or greater claims paying ability ratings than the Company. In addition to claims paying ability ratings, insurers compete on the basis of price, breadth and flexibility of coverage, ability to attract and retain agents and the quality and level of agent and policyholder services provided. In its other lines of insurance-related business, the Company competes with financial services companies, managed care consultants, and third party administrators, among others. Many of the competitors may have greater financial resources, broader product lines or greater experience in particular lines of business.

  STUDENT LOANS

     The student loan industry is highly competitive. The Company competes with over 2,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 87% of new loan volume. The Company believes that the volume of new loans originated in 2000 would make it one of the top 10 student loan lenders in 2000. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products.

  Regulatory and Legislative Matters

  HEALTH CARE REFORM; PRIVACY INITIATIVES

     The health care industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients' bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     Recently-adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company's business and future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Privacy Initiatives."

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

     Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC"), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 2000 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

     The Company's insurance subsidiaries' statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Oklahoma, Tennessee, or Texas Insurance Departments. Currently, "prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciled states of the Company's insurance subsidiaries (Oklahoma, Tennessee and Texas) have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to the revised Accounting Practices and Procedures Manual will be reported as an adjustment to surplus as of January 1, 2001. The impact of these changes does not result in a reduction in the Company's statutory-basis capital and surplus as of adoption.

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

  Employees

     The Company had approximately 2,300 employees at February 28, 2001. The Company considers its employee relations to be good. Agents associated with the Company's UGA and CMA field forces constitute independent contractors and are not employees of the Company.

ITEM 2. PROPERTIES

     The Company owns three office buildings in Tarrant County, Texas, comprising in the aggregate approximately 200,000 square feet of office space. The Company's United CreditServ subsidiary owns one building in Sioux Falls, South Dakota, with approximately 106,000 square feet, which is leased to an unaffiliated third party. AMS owns two office buildings in Swansea, Massachusetts, comprising approximately 60,000 square feet of office space. In addition, the Company and its subsidiaries lease office space at various locations, including its principal executive office located at 4001 McEwen Drive, Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS

     See Note N of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

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

                                                                BUSINESS EXPERIENCE
NAME OF OFFICER          PRINCIPAL POSITION     AGE           DURING PAST FIVE YEARS
---------------       ------------------------  ---  -----------------------------------------
Ronald L. Jensen....  Chairman of the Board     70   Mr. Jensen has served as Chairman since
                                                     December 1983. In the last five years,
                                                     Mr. Jensen also served as President of
                                                     the Company from October 1997 until
                                                     January 1999.
Gregory T. Mutz.....  President and Chief       55   Mr. Mutz was elected President and Chief
                        Executive Officer            Executive Officer in January 1999 and
                                                     served as Chief Financial Officer from
                                                     March 2000 to November 2000. Prior to
                                                     January 1999, Mr. Mutz served as Chairman
                                                     and Chief Executive Officer of AMLI
                                                     Realty Co. (a real estate investment
                                                     management firm), which the Company
                                                     acquired in 1996.
Glenn W. Reed.......  Executive Vice President  48   Mr. Reed has served in his current
                        and General Counsel          position since July 1999. Prior to
                                                     joining UICI, Mr. Reed was a partner with
                                                     the Chicago, Illinois law firm of
                                                     Gardner, Carton & Douglas.

                                                                BUSINESS EXPERIENCE
NAME OF OFFICER          PRINCIPAL POSITION     AGE           DURING PAST FIVE YEARS
---------------       ------------------------  ---  -----------------------------------------
Matthew R.            Vice President and Chief  37   Mr. Cassell was elected Vice President
  Cassell...........    Financial Officer            and Chief Financial Officer on November
                                                     1, 2000. He formerly served as the
                                                     Company's Vice President -- Strategic
                                                     Planning commencing in January 2000.
                                                     Prior to joining UICI, Mr. Cassell served
                                                     as Director-Finance of Insurdata
                                                     Incorporated (formerly a wholly owned
                                                     subsidiary of the Company) from 1997 to
                                                     1999.

William J. Gedwed...  Executive Vice President  45   Through December 31, 2000, Mr. Gedwed
                                                     oversaw the Company's insurance
                                                     operations. Since 1993 Mr. Gedwed served
                                                     (and continues to serve) as Chairman and
                                                     Chief Executive Officer of NMC Holdings,
                                                     Inc. (the parent company of National
                                                     Motor Club of America), which the Company
                                                     acquired in 1997 and subsequently sold in
                                                     2000). Mr. Gedwed resigned from his
                                                     executive positions with UICI and its
                                                     affiliates effective December 31, 2000,
                                                     though he continues to serve as a
                                                     Director of UICI.

Charles T. Prater...  Vice President and Chief  49   Mr. Prater has served as a Vice President
                        Operating                    of the Company since 1993 and as a
                        Officer -- OKC               Director of the Company during the period
                        Division                     March 1996 -- May 1999. Mr. Prater has
                                                     been Chief Operating Officer of the OKC
                                                     Division since 1998. Mr. Prater resigned
                                                     from his positions with UICI and its
                                                     affiliates effective February 1, 2001.

Steven K. Arnold....  Vice President            53   Mr. Arnold joined the Company in October
                                                     1998 as a consultant. In March 1999, Mr.
                                                     Arnold became Chief Executive Officer of
                                                     the Student Insurance Division and
                                                     Special Risk Group of the Company. In
                                                     August 1999, Mr. Arnold was elected a
                                                     Vice President of the Company. For the
                                                     five years prior to joining the Company,
                                                     Mr. Arnold held various positions as a
                                                     consultant and officer in the health care
                                                     and systems industries.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On April 30, 1999, trading of the Company's shares commenced on the New York Stock Exchange ("NYSE") under the symbol "UCI." Prior to April 30, 1999, shares of the Company's Common Stock were quoted on the Nasdaq National Market automatic quotation system. The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on NYSE and the Nasdaq National Market, as the case may be.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended December 31, 1999
  1st Quarter...............................................  $23.8125   $     20
  2nd Quarter...............................................   27.6875    22.8125
  3rd Quarter...............................................    28.875    25.5625
  4th Quarter...............................................    27.125       9.75
Fiscal Year Ended December 31, 2000
  1st Quarter...............................................  $11.5625   $  6.625
  2nd Quarter...............................................      7.25     3.9375
  3rd Quarter...............................................    8.5625       6.25
  4th Quarter...............................................    7.5625     5.4375

     As of March 5, 2001, there were approximately 11,500 holders of record of Common Stock.

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

     In addition, dividends paid by the domestic insurance subsidiaries of the Company to the Company out of earned surplus in any year without prior approval of state regulatory authorities are limited by the laws and regulations of the state of domicile. Prior approval by state regulatory authorities is required for the payment of dividends by domestic insurance companies, which exceed the limits set by the laws of the state of domicile. See Note L of the Notes to Consolidated Financial Statements included herein.

     During the year ended December 31, 2000, the Company issued 56,459 shares of unregistered common stock pursuant to its 2000 Restricted Stock Plan. In July 2000, the Company issued to NMC 175,000 shares of unregistered common stock at a purchase price in cash of $918,750 or $5.25 per share. The proceeds of such sale were used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2000 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                               YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                            ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
Income Statement Data:
  Revenues from continuing operations.....  $1,051,356   $1,013,183   $1,056,751   $  905,562   $  690,935
  Income from continuing operations before
    income taxes..........................      62,877       50,852       47,262      111,814       90,247
  Income from continuing operations.......      29,133       33,250       31,523       75,608       61,780
  Income (loss) from discontinued
    operations............................     (23,400)    (179,132)      27,246       10,896        7,467
  Net income (loss).......................       5,733     (145,882)      58,769       86,504       69,247
  Earnings per share from continuing
    operations:
    Basic earnings per Common share.......  $     0.62   $     0.72   $     0.68   $     1.67   $     1.48
    Diluted earnings per Common share.....  $     0.61   $     0.70   $     0.67   $     1.67   $     1.48
  Earnings (loss) per share from
    discontinued operations:
    Basic earnings (loss) per Common
       share..............................  $    (0.50)  $    (3.87)  $     0.59   $     0.24   $     0.18
    Diluted earnings (loss) per Common
       share..............................  $    (0.49)  $    (3.75)  $     0.59   $     0.24   $     0.18
  Earnings (loss) per share:
    Basic earnings (loss) per Common
       share..............................  $     0.12   $    (3.15)  $     1.27   $     1.91   $     1.66
    Diluted earnings (loss) per Common
       share..............................  $     0.12   $    (3.05)  $     1.26   $     1.91   $     1.66
Operating Ratios:
  Health Ratios:
    Loss ratio(1).........................          63%          68%          75%          63%          58%
    Expense ratio(2)......................          33%          30%          30%          30%          33%
                                            ----------   ----------   ----------   ----------   ----------
    Combined health ratio.................          96%          98%         105%          93%          91%
                                            ==========   ==========   ==========   ==========   ==========
Balance Sheet Data:
  Total investments and cash(3)...........  $1,151,109   $1,112,579   $1,148,074   $1,071,838   $1,055,587
  Total assets............................   3,048,034    3,539,344    2,349,634    1,552,478    1,316,494
  Total policy liabilities................     903,693      905,357      916,754      871,292      807,324
  Total debt..............................      66,782      120,637       50,328       50,270       30,943
  Student loan credit facility............   1,358,056    1,730,348      669,026           --           --
  Stockholders' equity....................     450,763      407,434      594,791      536,290      432,918
  Stockholders' equity per share(4).......  $     9.82   $     9.44   $    12.52   $    11.29   $     9.55

---------------

See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

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

     The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. In addition, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

     The Company's operating segments are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division; the Student Insurance Division; the OKC Division; the Special Risk Division; and the National Motor Club Division (until sold on July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp., the Company's investment in HealthAxis, Inc., the business of the Company's UICI Administrators unit and certain other business units and (iii) Other Key Factors, which includes investment income not allocated to the other segments, interest expense, general expenses relating to corporate operations, goodwill amortization, realized gains or losses on sale of investments and the AMLI operations. Net investment income is allocated to the Insurance segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

     On March 17, 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that the Company would exit from its United CreditServ sub-prime credit card business. In September 2000, the Company completed the sale of substantially all of United CreditServ's non-cash assets, and in January 2001 the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. Accordingly, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes for all periods presented.

  Discontinued Operation -- United CreditServ, Inc.

     Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), prior to 2000 the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

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

     Several significant developments during 1999 and 2000 at United CreditServ materially and adversely affected the operations of the Company:

  SIGNIFICANT LOSSES

     During the year ended December 31, 1999, United CreditServ incurred a pre-tax operating loss in the amount of approximately $145.3 million (inclusive of the write off of the $35.9 million purchase price of UMMG), primarily attributable to significant increases to credit card loan loss reserves associated with the non-performance of its ACE credit card product. The Company believes that such losses were due primarily to inadequate attention to ACE collections, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio.

     In March 2000, the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit was reflected as a discontinued operation for financial reporting purposes effective December 31, 1999. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130.0 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a loss from discontinued operations in the amount of $36.0 million pre-tax ($23.4 million net of tax).

     During the year ended December 31, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal. At December 31, 2000, the remaining assets of the discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.6 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

  COMPTROLLER OF THE CURRENCY CONSENT ORDERS

     UCNB agreed to the issuance of separate Consent Orders issued by the OCC in February and June, 2000, which Orders were subsequently terminated by the OCC in January 2001. In addition, the Company and United CreditServ ("UCS") agreed to the issuance of separate Consent Orders issued by the OCC in June 2000. In January 2001, the UCS Order was terminated by the OCC and the UICI Order was substantially modified. See Notes B and N of Notes to Consolidated Financial Statements.

  SALE OF CREDIT CARD PORTFOLIOS

     On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. In addition to the cash sales price received at closing, the transaction contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company retained United CreditServ's Texas collections facility, and UICI continues to hold United CreditServ's building and real estate in Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250.0 million face amount of previously written off credit card receivables. In connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities and contingencies associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, loans payable and liabilities associated with pending litigation and other claims.

  PAYMENT OF ALL UCNB DEPOSIT LIABILITIES

     At December 31, 1999, UCNB had $290.0 million of certificates of deposits outstanding, and UCNB held approximately $110.5 million in cash, cash equivalents and short term U.S. Treasury securities. Following the sale of the Company's United CreditServ unit in September 2000, UCNB prepaid all of its remaining certificates of deposit then-outstanding in the amount of approximately $79.0 million, and all such deposit liabilities were discharged as of October 23, 2000. Following the prepayment of all deposit liabilities of UCNB, at December 31, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $26.0 million.

  SALE OF UMMG

     Effective July 31, 2000, a wholly-owned subsidiary of the Company sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG formerly provided marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1.0 million on a revolving basis. As of December 31, 2000, the Company had advanced to UMMG $1.0 million under the credit agreement.

  SIGNIFICANT CASH INFUSIONS TO UCNB

     The 1999 and 2000 operating losses at United CreditServ had a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ contributed to UCNB as capital an aggregate of $176.6 million in cash. UICI at the parent company level funded these cash contributions and other cash needs with the proceeds of sale of investment securities; a borrowing from a third party in the amount of $24.0 million funded in July 2000; approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million; dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries); the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000; cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000; and cash on hand. See "Liquidity and Capital Resources."

  JANUARY 2001 VOLUNTARY LIQUIDATION OF UCNB

     On January 29, 2001, UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB, including available cash and cash equivalents in the amount of approximately $26.0 million.

     As part of the plan of liquidation, and in accordance with the terms of the June 2000 Consent Order issued by the OCC against UICI, UICI expressly assumed all liabilities of UCNB, including contingent liabilities associated with pending and future litigation. In addition, on January 29, 2001, the OCC terminated the Consent Orders issued against UCNB in February 2000 and June 2000 and the June 2000 Consent Order issued against UICI's United CreditServ subsidiary. The OCC substantially modified the June 2000 Consent Order issued with respect to UICI to eliminate all restrictive provisions except a reconfirmation of UICI's obligation to assume all liabilities of UCNB. Finally, the OCC formally acknowledged the termination by UICI of the liquidity and capital assurances agreement, which formerly provided that, upon demand by UCNB, UICI would assure the liquidity and capital adequacy of UCNB.

  Investment in HealthAxis, Inc. (formerly HealthAxis.com, Inc.)

     During 2000 the Company held a significant investment interest in HealthAxis.com, Inc. ("HealthAxis.com"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. HealthAxis.com, through its proprietary web-enabled enrollment and plan administration applications, provides Internet enrollment and online access to claims data. These software applications increase the efficiency of a client's interaction with other participants by eliminating paper-based processes and improving the client's ability to share data with plan members and other industry participants. HealthAxis.com's clients include large insurance carriers, Blue Cross and Blue Shield organizations, third party administrators, self-funded employers, and other industry participants. HealthAxis.com also provides systems integration, technology management and data capture services to its clients.

     The Company's interest in HealthAxis.com was derived from the January 7, 2000 merger (the "Insurdata Merger") of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") (HAXS:Nasdaq). HealthAxis.com formerly was a web-based retailer of health insurance products and related consumer services. During 1999 and in advance of the Insurdata Merger, Insurdata transferred to UICI the net assets of Insurdata Administrators (a division of Insurdata engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation) and its member interest in Insurdata Marketing Services, LLC (a subsidiary of Insurdata engaged in the business of marketing third party benefits administration services) for cash in the amount of $858,000, representing the aggregate book value of the net assets and member interest so transferred. The Company recognized no gain on the non-monetary exchange of stock in the Insurdata Merger due to uncertainty of realization of the gain.

     Following the Insurdata Merger, the Company held approximately 43.6%, and HAI held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the Insurdata Merger. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock and, giving effect to such sale, the Company held 39.2% of the issued and outstanding shares of common stock of HealthAxis.com.

     On September 29, 2000, UICI purchased from a third party $1.7 million principal amount of HAI 2% convertible subordinated debentures and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share, for a total purchase price of $1.2 million. The debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

     On January 26, 2001, HAI acquired all of the outstanding shares of HealthAxis.com that HAI did not then own in a stock-for-stock merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "HAI Merger"). In the HAI Merger, HealthAxis.com shareholders (including the Company) received 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Following the HAI Merger, the Company beneficially holds 23,944,030 shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.3% of the issued and outstanding shares of HAI. Of such 23,944,030 shares beneficially held by UICI, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

     The Company has accounted for its investment in HealthAxis.com (and intends to account for its investment in HAI) utilizing the equity method and has recognized its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the Insurdata Merger). At December 31, 2000, the Company's carrying value of its investment in HealthAxis.com was $18.4 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the Insurdata Merger ($5.0 million of preferred stock) and its investment in the HAI convertible subordinated debentures, all as reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the year ended December 31, 2000 in the amount of $15.6 million.

     Effective June 30, 2000, HealthAxis.com sold to Digital Insurance, Inc. ("Digital") certain assets used in connection with HealthAxis.com's retail website, including the retail website user interface, all existing in-force insurance policies, certain physical assets, and rights under certain agreements, including, but not limited to portal marketing agreements and agreements related to HealthAxis.com's affiliate partner program. As part of the consideration received by HealthAxis.com in the transaction, Digital issued to HealthAxis.com 11% of the outstanding shares of common stock of Digital (on a fully diluted basis).

     HealthAxis.com generated revenues of $43.7 million, $46.2 million and $41.2 million in 2000, 1999 and 1998, respectively, of which 63%, 58% and 58% were derived from information systems and software development services provided to UICI and its insurance company affiliates.

  Academic Management Services Corp. -- Significant Losses

     AMS has continued to incur significant operating losses. In the years ended December 31, 2000 and 1999, AMS incurred operating losses in the amount of $24.6 million and $19.9 million, respectively. Included in operating results for the years ended December 31, 2000 and 1999 were pre-tax gains from the sale of student loans in the amount of $7.8 million and $7.4 million, respectively.

     Included in AMS's operating loss for 2000 was a net decrease in deferred loan origination costs of $13.1 million. In 1999 and 1998, AMS purchased loans in the secondary market at costs which approximated the fair value of the loans, resulting in a reduced yield on the loans while they were held and little or no net gain on a subsequent sale. Premiums paid on loans purchased in the secondary market were $-0- in 2000, $12.4 million in 1999 and $7.5 million in 1998. In addition, deferred costs associated with the origination of PLUS loans at AMS's San Diego operations (which was closed in the fourth quarter of 2000), resulted in loans with reduced yields and lower gains than if such loans had been originated in a lower cost environment. Management believes that AMS will be able to originate PLUS loans at a reduced cost after consolidating its origination activities into AMS's Swansea, Massachusetts operations. Capitalized costs associated with the San Diego facility were $2.2 million in 2000, $7.0 million in 1999, and $7.4 million in 1998. At December 31, 2000, AMS had $17.2 million in remaining deferred loan origination costs that will result in charges to income in future years as such costs are amortized over the life of loans held in the portfolio and/or charged off when loans are sold.

     AMS's 2000 operating results also reflected approximately $5.7 million of expenses associated with the management transition effected in January 2000, significant expenses associated with the relocation of AMS's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write-off of facilities development costs and the write-off of previously capitalized costs incurred in connection with AMS's Internet strategy and other business initiatives undertaken by prior management. AMS also incurred approximately $1.2 million in consulting expenses in connection with analysis of operating strategies and approximately $900,000 of expenses associated with the transfer of AMS's non-campus based association marketing business to UICI's Student Resources Division.

     Earnings from AMS's student loan portfolio in 2000 and 1999 were not sufficient to cover costs associated with the origination and acquisition of such loans. In order to achieve profitability in the future, management believes that the size of the student loan portfolio must be increased and/or associated costs must be decreased. While management believes that the closure of the San Diego facility and transfer of loan origination activities to Swansea is an important step to achieve profitability, additional measures to increase volume or decrease costs are required before AMS's student loan portfolio activities will be profitable.

     AMS has engaged Lehman Brothers Inc. and Bank of America Securities Inc. to assist AMS in evaluating various strategic alternatives, including a possible sale of AMS.

  Issuance of Common Stock to Employee and Agent Plans

     In August 2000, the Company issued 1,610,000 shares of UICI common stock to its employee stock ownership and savings plan at a purchase price of $5.25 per share, or $8.5 million in the aggregate. Effective July 1, 2000, the Company also agreed to issue an aggregate of 2,175,000 newly-issued shares of its common stock from time to time over the next two years, at a purchase price of $5.25 per share, or $11.4 million in the aggregate, to its stock accumulation plans created for the benefit of its independent agents. The aggregate of 3,785,000 shares (the "$5.25 shares") when issued will represent approximately 7.8% of the issued and outstanding shares of UICI common stock.

     During the year ended December 31, 2000, approximately 356,000 $5.25 shares were allocated to the accounts of participants in UICI's employee stock ownership plan and 255,000 $5.25 shares were issued for the benefit of participants in its agent stock accumulation plans. In connection therewith, the Company recognized incremental compensation expense in the amount of $296,000, representing the difference between the fair market value of such shares at the time credited and $5.25 per share. In addition, the Company expects to recognize additional incremental compensation expense over the period ending approximately July 31, 2002 if and to the extent the value of $5.25 shares allocated to the accounts of participants in its employee stock ownership plan and/or issued for the benefit of participants in the agent stock accumulation plans exceeds $5.25 per share. See Note O of Notes to Consolidated Financial Statements.

  Modification of UICI Executive Stock Purchase Program

     In January 2001, the Board of Directors of the Company adopted certain modifications to the UICI Executive Stock Purchase Program (the "ESPP"), which was initially adopted and implemented in December 1998 to afford directors and key UICI executives the opportunity to purchase UICI common stock. See Note M of Notes to Consolidated Financial Statements.

     In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax.

  Reconfirmation of 1998 Share Repurchase Program

     At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of its common stock from time to time in open market or private transactions. The Company had previously purchased through early 1999 198,000 shares of common stock pursuant to the program. Following the reconfirmation of the program, through March 13, 2001, the Company had purchased an additional 807,700 shares pursuant to the program. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

  2000 COMPARED TO 1999

     General

     UICI reported 2000 revenues and income from continuing operations of $1.051 billion and $29.1 million ($0.61 per share fully diluted), respectively, compared to 1999 revenues and income from continuing operations of $1.013 billion and $33.3 million ($0.70 per share fully diluted), respectively. The Company generated total 2000 net income in the amount of $5.7 million ($0.12 per share fully diluted), compared to a net loss of $(145.9) million ($(3.05) per share fully diluted) in 1999, reflecting a loss in 2000 and 1999 from discontinued operations in the amount of $(23.4) million ($(0.49) per share fully diluted) and $(179.1) million ($(3.75) per share fully diluted), respectively.

     UICI's 2000 results include a pre-tax operating loss at the Company's Academic Management Services Corp. student loan unit of $(24.6) million, the Company's equity in losses of HealthAxis, Inc. of $(15.6) million, and a $26.3 million pre-tax gain from the sale of investment securities.

     The Company's Self-Employed Agency ("SEA") Division, which provides health insurance to the self-employed market, reported operating income of $70.9 million in 2000, a 40.6% increase over operating income of $50.4 million in 1999. The significant increase in operating income of the SEA division was primarily attributable to improved loss ratios on the Company's managed care products, continued success in directing a larger portion of new sales to more traditional, higher margin, indemnity products, and increased productivity of the Company's dedicated agent field force. The Company's Insurance Segment as a whole reported operating income in 2000 of $79.0 million, a 17.9% increase over operating income of $67.0 million generated in 1999.

     As discussed further below, AMS's 2000 operating results reflected, in part, a reduction in operating income as a result of reduced yields on AMS's student loan portfolio, which resulted from the acquisition of higher cost student loans in 1998 and 1999. AMS also incurred significant non-recurring expenses associated with, among other things, the management transition effected in January 2000, the relocation of AMS's headquarters, the write-off of facilities development costs and previously capitalized costs incurred in connection with AMS's Internet strategy, and the previously announced closure of the San Diego loan origination center. AMS has engaged Lehman Brothers Inc. and Bank of America Securities Inc. to assist AMS in evaluating various strategic alternatives, including a possible sale of AMS.

     For the quarter ended December 31, 2000, the Company reported a loss from continuing operations of $(6.1) million, or $(0.13) per share fully diluted, compared to a loss of $(4.2) million, or $(0.09) per share fully diluted, for the corresponding period in 1999. In the fourth quarter of 2000, the Company's Insurance Segment reported operating income of $13.5 million, which included an operating loss at the Company's Special Risk unit in the amount of ($6.1) million. Operating profits at the Company's Insurance Segment were offset by a $(12.4) million operating loss reported at AMS for the quarter ended December 31, 2000 and special compensation expense in the amount of $(4.8) million pre-tax associated with modifications to the Company's executive stock purchase program. See Note O of Notes to Consolidated Final Statements.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a loss from discontinued operations in the amount of $36.0 million pre-tax ($23.4 million net of tax). During the year ended December 31, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal.

     Continuing Operations

     Revenues. UICI's revenues increased to $1,051.4 million in 2000 from $1,013.2 million in 1999, an increase of $38.2 million, or 4%, primarily as a result of an increase in other interest income and the gain on sale of the HealthAxis.com shares in the amount of $26.3 million, offset by a $27.6 million reduction in health and life premium income.

     Health premiums. Health premiums decreased to $668.3 million in 2000 from $690.2 million in 1999, a decrease of $21.9 million, or 3%. The decrease in health premiums in 2000 was attributable primarily to decreased premiums in the Special Risk Division, which resulted from the Company's entering into reinsurance and specific retrocession agreements effective January 1, 2000 that effectively permitted the Company to transfer to an unaffiliated insurance carrier the insurance revenue and risk portion of the business. This transfer has continued and will continue to occur monthly as the business renews over the life of the policies.

     Life premiums and other considerations. Life premiums and other considerations decreased to $40.6 million in 2000 from $46.4 million in 1999, a decrease of $5.8 million, or 13%. This decrease resulted from reduced premiums and other considerations from closed blocks of life and annuity business.

     Investment income. Investment income increased to $92.5 million in 2000 from $85.5 million in 1999, an increase of $7.0 million, or 8%. The increase was due to increased earnings from the Company's investment in AMLI Realty Co., together with an increase in investment income from restricted cash held at AMS for a full year in 2000. AMS Investment Group, Inc. was acquired in July 1999.

     Other interest income. Other interest income increased to $111.4 million in 2000 from $65.1 million in 1999, an increase of $46.3 million. The increase was due to the additional interest income earned on student loans at the Company's AMS operations in 2000.

     Other fee income. Other fee income decreased to $110.4 million in 2000 from $122.9 million in 1999, a decrease of $12.5 million. The decrease was due to the sale of National Motor Club ("NMC") in July 2000. NMC generated $19.4 million and $24.6 million in other fee income (primarily membership fees) for the seven month period ended July 2000 and for the full year 1999, respectively.

     Other income. Other income decreased to $2.3 million in 2000 from $3.5 million in 1999, a decrease of $1.2 million. The decrease in other income is due to the sale of the Special Risk's managing general underwriter in September 2000.

     Gain on sale of HealthAxis.com stock. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Loss on sale of investments. The Company recognized losses on sale of investments of $411,000 in 2000 compared to $367,000 in 1999. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates. In addition, due to decreasing long-term interest rates in 2000, the net unrealized investment loss on securities classified as "available for sale," reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, was $9.5 million at December 31, 2000, compared to $30.4 million at December 31, 1999.

     Benefits, claims, and settlement expenses. Benefits, claims and settlement expenses decreased to $464.5 million in 2000 from $514.6 million in 1999, a decrease of $50.1 million, or 10%. The decrease was primarily due to the improvement in loss ratios on the Company's managed care products in the SEA Division.

     Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $250.4 million in 2000 from $243.4 million in 1999, an increase of $7.0 million or 3%. The increase was primarily due to increased technology costs.

     Other expenses. Other expenses increased to $117.1 million in 2000 from $114.3 million in 1999, an increase of $2.8 million. The increase was primarily due to the increased costs of AMS's student loan originations.

     Depreciation. Depreciation expense increased to $14.1 million in 2000 from $13.8 million in 1999, an increase of $300,000.

     Interest expense. Interest expense on corporate borrowings increased to $13.6 million in 2000 from $7.4 million in 1999, an increase of $6.2 million. The increase was due primarily to the increased level of borrowings outstanding during 2000. Interest expense on student loan obligations increased to $101.6 million in 2000 from $57.5 million in 1999, an increase of $44.1 million. The increase was due primarily to AMS's increased student loan origination volume.

     Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $62.9 million in 2000 from $50.9 million in 1999. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Income (loss) from continuing operations before income
  taxes:
  Insurance:
     Self Employed Agency...................................   $ 70,905     $ 50,415
     Student Insurance......................................     (1,877)          49
     OKC Division...........................................     13,132       17,405
     Special Risk...........................................     (5,667)      (4,079)
     National Motor Club....................................      2,471        3,200
                                                               --------     --------
                                                                 78,964       66,990
  Financial Services:
     Academic Management Services...........................    (24,640)     (19,938)
     UICI Administrators....................................     (1,668)       2,322
                                                               --------     --------
                                                                (26,308)     (17,616)
  Gain on sale of HealthAxis.com shares.....................     26,300           --
  HealthAxis.com operating loss.............................    (15,623)          --
  Other Key Factors.........................................      5,786        7,806
  Goodwill amortization.....................................     (6,242)      (6,328)
                                                               --------     --------
  Total income from continuing operations before income
     taxes..................................................   $ 62,877     $ 50,852
                                                               ========     ========

     Self Employed Agency Division ("SEA"). The SEA Division reported operating income of $70.9 million in 2000 compared to $50.4 million in 1999. Revenue for the SEA Division decreased to $566.4 million for the year ended in 2000 from $566.8 million in 1999, a decrease of $400,000. The increase in operating income was primarily attributable to improved loss ratios on the Company's managed care products, continued success in directing a larger portion of new sales to more traditional, higher margin, indemnity products, and increased productivity of the Company's dedicated agent field force. The decrease in revenues was attributable to the decrease in premiums from the coinsurance business, which was offset by the continued success in new business sales from the Company's CMA and UGA dedicated agency field forces.

     Student Insurance Division. The Student Insurance Division incurred an operating loss of $(1.9) million in 2000 compared to operating income of $49,000 in 1999. The loss in 2000 reflected increased expenses associated with new system implementations and lower margins resulting from increased loss ratios on policies sold in the 1998-1999 policy year. Revenue for the Student Insurance Division increased to $111.5 million in 2000 from $108.0 million in 1999, an increase of $3.5 million, or 3%.

     OKC Division. Operating income for the OKC Division decreased to $13.1 million in 2000 from $17.4 million in 1999, a decrease of 25%. The decrease in operating income was attributable to several factors. The OKC Division's life insurance claim benefits increased over claim benefits in the corresponding period of the prior year. The Company believes that the higher level of claims in the life business was due to normal variations in the business for the closed life blocks. An additional loan reserve was established for the student loans made by the College Fund Life unit on its life insurance product. Credit disability insurance claim reserves were increased based on claims experience, and a reserve for bad debts on premium receivables was established. Operating income for the workers compensation line of business decreased as a result of lower premium rates, which has been occurring in this product line in Oklahoma for the past two years. Revenue for the OKC Division decreased to $92.4 million in 2000 from $94.1 million in 1999, a decrease of $1.7 million, or 2%.

     Special Risk Division. Operating losses for the Special Risk Division increased to a loss of $(5.7) million in 2000 from a loss of $(4.1) million in 1999. The increase in the Special Risk Division's operating loss was due to higher loss ratios on closed blocks of business and a significant strengthening of reserves. Revenue for the Special Risk Division was $30.2 million in 2000 compared to $59.0 million in 1999, a decrease of $28.8 million or 49%. The decrease in revenue in the 2000 period was attributable to (a) the elimination of unprofitable blocks of business and implementation of necessary rate increases on stop-loss accounts and other lines of business causing customers to terminate their policies and (b) the implementation of reinsurance and specific retrocession agreements that effectively permitted the Company to transfer the insurance revenue and risk portion of the Special Risk business managed by Excess, Inc. (one of the Company's managing general underwriters) to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies.

     Effective July 1, 2000, the Company sold the assets of WinterBrook HealthCare Management, LLC (a company engaged in repricing of insurance claims) to an unrelated party for a sales price of $1.9 million. The Company recognized a pre-tax gain of $1.5 million in the quarter ended September 30, 2000 in connection with this sale. In addition, in the third quarter of 2000 the Company completed the sale of Excess, Inc. to the Excess management team. The Company recognized a gain in the amount of $161,000 (pre-tax) in connection with this sale.

     National Motor Club. On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). See Note M of Notes to the Consolidated Financial Statements.

     Operating income for the National Motor Club decreased to $2.5 million in 2000 compared to $3.2 million in 1999. Revenues for National Motor Club decreased to $21.7 million in 2000 from $27.8 million in 1999. The decrease in operating income and revenues reflects the sale of National Motor Club in July 2000.

     UICI Administrators. The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) as its UICI Administrators business division. UICI Administrators incurred an operating loss of $(1.7) million in 2000 compared to operating income of $2.3 million in 1999. Revenues for UICI Administrators decreased to $18.5 million in 2000 from $46.2 million in 1999.

     The decrease in operating income and revenues at the Company's UICI Administrators division was primarily attributable to the timing of the contribution of substantially all of the operations of Insurdata Incorporated (other than the operations of Insurdata Marketing Services, LLC) to HealthAxis.com in connection with the Insurdata-HealthAxis.com merger, which was completed in January 2000. The results of operations of Insurdata Incorporated had previously been included in the results of operations of the UICI Administrators division. Excluding the 1999 results of operations of Insurdata Incorporated transferred to HealthAxis.com, for 2000 and 1999, revenues for the UICI Administrators division were $18.5 million and $4.8 million, respectively, and operating income (loss) for the division was $(1.7) million and $414,000, respectively.

     Investment in HealthAxis.com, Inc. The Company accounts for its investment in HealthAxis.com utilizing the equity method and, accordingly, recognizes its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the Insurdata Merger). The Company's equity in the loss of HealthAxis.com for 2000 was $15.6 million. HealthAxis.com continues to incur operating losses attributable to significant marketing, development and other start-up expenses. HealthAxis.com also incurred losses in 2000 in connection with the sale of its retail web site and related assets. The Company's share of such losses ($(2.5) million) is included in the Company's equity in losses for 2000.

     On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense from corporate borrowings, general expenses relating to corporate operations, realized gains or losses on sale of investments and the AMLI operations. Operating income in 2000 generated by other key factors decreased to $5.8 million from $7.8 million, a $2.0 million decrease or 26%. The decrease is primarily due to additional interest expense associated with a higher level of corporate borrowings outstanding in 2000.

     Goodwill amortization. Goodwill amortization decreased to $6.2 million in 2000 from $6.3 million in 1999, a decrease of $100,000. This decrease in goodwill amortization was attributable to the sale of NMC in July 2000, the assets of which included approximately $36.1 million in goodwill. This decrease was offset by the increase of goodwill amortization from the AMS acquisition in July 1999, resulting in a full year of amortization in 2000, compared to five months of amortization in 1999.

     Academic Management Services Corp. ("AMS"). AMS incurred an operating loss of $(24.6) million in 2000, compared to an operating loss of $(19.9) million in 1999 (in each case exclusive of goodwill amortization and other expenses at the parent-company level). Revenue for AMS increased to $154.3 million in 2000 from $104.6 million in 1999. Set forth below is a summary comparative statement of operations for AMS:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Interest income -- student loans............................   $110,651     $ 65,001
Gain on sale of student loans...............................      7,757        7,404
Other investment income.....................................      8,039        3,986
Fee income -- tuition payment programs......................     11,898        7,404
Fee income -- loan servicing and other......................     15,905       15,258
Insurance income............................................         --        5,539
                                                               --------     --------
          Total revenue.....................................    154,250      104,592
                                                               --------     --------
Interest expense -- student loans...........................    104,043       63,497
Provision for loan loss.....................................      1,810          950
Interest expense -- other indebtedness......................      4,365        2,398
Depreciation................................................      4,563        3,378
Amortization of goodwill....................................      3,989        2,618
Other operating expenses....................................     66,423       61,284
Less: operating costs deferred..............................     (2,238)      (6,977)
                                                               --------     --------
                                                                182,955      127,148
                                                               --------     --------
Loss from operations (including amortization of goodwill and
  other expenses at UICI level).............................    (28,705)     (22,556)
Amortization of goodwill and other expenses at UICI level...      4,065        2,618
                                                               --------     --------
Loss from operations........................................   $(24,640)    $(19,938)
                                                               ========     ========

     The increases in 2000 in interest income and interest expense associated with student loans, as well as the increase in the provision for loan loss, resulted primarily from higher average carrying amount of student loans held during the year compared to 1999. In 2000, AMS originated approximately $776.1 million principal amount of new loans, purchased approximately $2.5 million principal amount of student loans in the secondary market, and sold approximately $779.8 million principal amount of loans. In 1999, AMS originated approximately $671.2 million principal amount of new loans, purchased approximately $401.0 million principal amount of student loans in the secondary market, and sold approximately $391.0 million principal amount of loans. Including principal payments and capitalization and amortization of deferred loan origination costs, student loans decreased approximately $166.0 million in 2000, as compared to an increase of approximately $628.0 million during 1999. During 2000, an increase in prevailing interest rates had a negative effect on the cost of financing AMS's student loan portfolio. The spread between the weighted average interest rate earned on student loans (before amortization of deferred loan origination costs) and the rate incurred on student loan indebtedness (before amortization of debt issue costs) for the quarters ended March 31, June 30, September 30 and December 31, 2000, was approximately 2.06%, 2.12%, 1.72% and 1.88%, respectively,

     Included in the interest rate spread on student loans are PLUS loans on which the interest rate yield is set annually beginning July 1 by regulation at a fixed rate. At March 31, June 30, September 30 and December 31, 2000, AMS held PLUS loans in the aggregate principal amount of $371.0 million, $270.0 million, $253.0 million and $273.0 million, respectively. The prescribed rate earned on PLUS loans was 7.72% from January 1 to June 30, 2000 and was reset to 8.99% beginning July 1, 2000. If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, AMS, as the holder of PLUS loans, would be eligible for government subsidized, special allowance payments for the year. The fixed interest rate yield in 2000 was below the maximum rate. For the twelve months beginning July 1, 2000, the fixed rate will be below the maximum rate and AMS will not be entitled to special allowance payments on its PLUS loans. AMS finances the cost of such loans at floating interest rates which are reset monthly and quarterly through its structured finance facilities.

     Gain on sale of student loans included gross gains of $22.5 million in 2000 and $16.0 million in 1999. Deferred loan origination costs associated with sold loans were charged to gain on sale in the amount of $14.7 million and $8.6 million in 2000 and 1999, respectively. While more principal amount of loans was sold in 2000 than in 1999, resulting in a higher gross gain, the lower net gain results from higher deferred loan origination costs associated with sold loans in 2000 compared to 1999. In addition, the sale of loans in the second and third quarters of 2000 resulted in lower interest income in the second half of the year, as the sold loans no longer generated interest income. The reduction in interest earned in the second half of 2000 because of loan sales was offset by gains on sale of $3.8 million in the first six months of 2000 and $3.1 million in the second six months.

     Other investment income increased to $8.0 million in 2000 from $4.0 million in 1999. Fee income from tuition payment programs increased to $11.9 million in 2000 from $7.4 million in 1999. Increases in both of these categories resulted primarily from the acquisition of the Academic Management Services Inc. tuition payment program business, effective July 27, 1999. Results from this business were included for a full year in 2000, compared to a period of five months in 1999. Income for the tuition payment program business is seasonal. In 2000, income from tuition payment program fees earned plus investment income on tuition payment program trust funds was $3.6 million in the first quarter, $5.5 million in the second quarter, $7.8 million in the third quarter and $3.8 million in the fourth quarter.

     Insurance income of $5.5 million in 1999 relates to AMS's student insurance business. In May 1999, the assets and liabilities associated with AMS's student insurance business were transferred to UICI's Student Insurance Division.

     Interest expense on other indebtedness increased to $4.4 million in 2000 from $2.4 million in 1999, reflecting primarily additional borrowings in the amount of $30.0 million incurred to acquire Academic Management Services Inc. on July 27, 1999. Interest expense on this acquisition indebtedness was $2.8 million in 2000. The acquisition debt is scheduled to be repaid on June 30, 2001.

     The increases in depreciation expense and amortization of goodwill also resulted primarily from the inclusion of Academic Management Services Inc.'s tuition payment program business and its acquisition cost for a full year in 2000, compared to five months in 1999. Amortization of goodwill associated with the acquisition of this business was $2.4 million in 2000 compared to $1.0 million in 1999.

     Other operating expenses increased to $66.4 million in 2000 from $61.3 million in 1999. Included in 2000 operating expenses were approximately $5.7 million associated with the management transition effected in January 2000, the relocation of AMS's headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write-off of facilities development costs and the write-off of previously capitalized costs incurred in connection with AMS's Internet strategy and other business initiatives undertaken by prior management. AMS also incurred $1.2 million in consulting expenses in connection with analysis of operating strategies. Included in AMS's operating expenses for 2000 is $900,000 in expenses associated with the transfer in the fourth quarter of AMS's non-campus based association marketing business to UICI's Student Insurance Division. In addition, operating costs associated with the tuition payment program business are included for a full year in 2000 compared to five months in 1999.

     AMS markets loans to parents of dependent students ("PLUS loans") through direct mail and telemarketing programs directly to prospective student and parent borrowers. Until September 2000, these marketing activities were conducted primarily through the Company's San Diego, California marketing unit. On September 17, 2000, AMS announced that the California facility would be closed and the PLUS loan marketing activities would be consolidated into AMS's Swansea, Massachusetts headquarters. Management believes that these changes will result in a more cost-effective marketing effort. In 2000, AMS recorded a charge to income in the amount of $1.5 million, representing expenses incurred in connection with the exit from its San Diego unit. These costs included termination benefits for substantially all of the unit's 90 employees and the cost of certain contractual obligations of the unit.

     Certain costs of originating loans are capitalized in accordance with Statement of Financial Accounting Standards No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Capitalized costs for PLUS loans incurred by the San Diego unit were $2.2 million in 2000 as compared to $7.0 million in 1999. The decrease in capitalized costs resulted from a decrease in total expenses incurred ($7.5 million in 2000 compared to $17.0 million in 1999) and a decrease in PLUS loan production ($50.0 million in 2000 compared to $192.0 million in 1999).

  1999 COMPARED TO 1998

     1999 results from continuing operations were impacted by several significant adjustments taken in the fourth quarter, including (a) a $5.0 million accrual for professional fees, (b) a write off of previously capitalized software and system development costs in the amount of $2.3 million at the Company's Student Insurance Division, (c) a strengthening of insurance reserves associated with the Company's Special Risk operations in the amount of $3.5 million, and (d) a write off in the amount of $9.0 million to adjust AMS's student loan balance.

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

     Other fee income. Other fee income increased to $122.9 million in 1999 from $111.1 million in 1998, an increase of $11.8 million. The increase was due to the increase in revenue from AMS as a result of increased originations from higher student loan volume.

     Other income. Other income decreased to $3.5 million in 1999 from $37.5 million in 1998, a decrease of $34.0 million. The decrease was primarily attributable to the disposition of the IPN, LLC and HealthCare Automation business units that were sold to a related party in July 1998, which units generated an aggregate of $20.4 million in revenues during 1998. In 1998 the Company also recognized a $9.7 million gain on sale of the ATM transaction processing assets of SunTech Processing Systems, LLC (an 80%-owned subsidiary of the Company).

     Loss on sale of investments. The Company recognized losses on sale of investments of $367,000 in 1999 compared to a gain from sale of investments of $4.9 million in 1998. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates, as occurred in 1999. In addition, due to increasing long-term interest rates in 1999, the net unrealized investment loss on securities classified as "available for sale," reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, was $30.4 million at December 31, 1999, compared to an unrealized gain of $13.4 million at December 31, 1998.

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

     Other expenses. Other expenses increased to $119.3 million in 1999 from $114.4 million in 1998, an increase of $4.9 million. The increase is primarily due to the increased costs of AMS's student loan originations, which were offset by the disposition of IPN, LLC and HealthCare Automation, Inc. units that were sold in July 1998. In 1998, the Company recognized aggregate operating losses from IPN, LLC and HealthCare Automation, Inc. in the amount of $10.5 million.

     Depreciation and amortization. Depreciation and amortization increased to $20.1 million in 1999 from $15.9 million in 1998, an increase of $4.2 million. The increase is primarily due to increased goodwill amortization as a result of the AMS Investment Group, Inc. acquisition by AMS.

     Interest expense. Interest expense on corporate borrowings increased to $7.4 million in 1999 from $3.1 million in 1998, an increase of $4.3 million. The increase was due primarily to the increased level of borrowings outstanding during 1999. Interest expense on student loan obligations increased to $57.5 million in 1999 from $19.2 million in 1998, an increase of $38.3 million. The increase was due primarily to AMS's increased student loan origination volume.

     Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $50.9 million in 1999 from $47.3 million in 1998. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Insurance:
  Self Employed Agency......................................  $ 50,415   $(4,765)
  Student Insurance.........................................        49     6,089
  OKC.......................................................    17,405    20,436
  Special Risk..............................................    (4,079)    5,805
  National Motor Club.......................................     3,200     5,099
                                                              --------   -------
                                                                66,990    32,664
Financial Services:
  AMS.......................................................   (19,938)   (1,339)
  HealthAxis.com, Inc. .....................................     2,322     3,277
  Other Business Units......................................        --       441
                                                              --------   -------
                                                               (17,616)    2,379
Other Key Factors...........................................     1,478    12,219
                                                              --------   -------
                                                              $ 50,852   $47,262
                                                              ========   =======

     Self Employed Agency Division ("SEA"). The SEA Division reported operating income of $50.4 million in 1999 compared to a loss of $4.8 million in 1998. Revenue for the SEA Division decreased to $566.8 million for the year ended in 1999 from $610.1 million in 1998, a decrease of 7%. The increase in operating income was the result of continued success on directing a larger portion of new sales to traditional indemnity products and the improved loss ratio on the PPO products. The decrease in revenues was attributable to the negative impact of rate increases, imposed beginning in 1998, on new sales and recruiting efforts.

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

     Special Risk Division. Operating income for the Special Risk Division decreased to a loss of $(4.1) million in 1999 from a gain of $5.8 million in 1998. The decrease in operating income was due to higher loss ratios on closed blocks of business and a significant strengthening of reserves in the Division's marine medical business. Revenue for the Special Risk Division was $59.0 million in 1999 compared to $66.8 million in 1998, a decrease of 12%. The decrease in revenue was primarily due to elimination of unprofitable blocks of business and implementation of rate increases on stop-loss accounts causing customers to terminate their policies.

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

     Academic Management Services Corp. ("AMS"). AMS incurred an operating loss of $(19.9) million in 1999 compared to an operating loss of $(1.3) million in 1998 (in each case exclusive of goodwill amortization and operating expenses at the parent company level). Revenue for AMS increased to $104.6 million in 1999 from $57.2 million in 1998. The increase in revenue in 1999 was attributable to the increased origination and interest income derived from AMS's higher student loan volume. The increased loss was attributable primarily to increases in interest expense from higher borrowings and interest rates and sustained operating losses at AMS Technologies Inc. and Education Loan Administrators Group. AMS's tuition installment payment plan unit also incurred an operating loss in 1999, due to the timing of the acquisition and the recording of revenues in the tuition installment plan business of AMS, which revenues are recorded primarily in May through August. The acquisition of the Academic Management Services tuition installment plan business was completed on July 26, 1999.

     HealthAxis.com, Inc. (formerly Insurdata). Insurdata reported operating income of $2.3 million in 1999 compared to operating income of $3.3 million in 1998. Revenue for Insurdata increased to $46.2 million in 1999 from $41.2 million in 1998, an increase of 12%. Insurdata revenue derived from other divisions and operating units of the Company were $24.4 million and $21.1 million in 1999 and 1998, respectively. These revenues and costs are eliminated in consolidating the Company's operations.

     Other Business Units. During 1998, this category ceased to exist, with the Other Business Units sold, closed or reclassified.

     Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense from corporate borrowings, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations. Operating income for other key factors decreased to $1.5 million from $12.2 million in 1998. The decrease is primarily due to an increase in amortization of goodwill (recorded in connection with AMS's acquisition of Academic Management Services in July 1999), additional interest expense associated with a higher level of corporate borrowings outstanding during 1999, general corporate operations and a decrease in realized gains, which was partially offset by an increase in investment income on equity not allocated to the other segments. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates.

     Discontinued Operation -- United CreditServ

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

  Quarterly Results

     The following table presents the information for each of the Company's fiscal quarters in 2000 and 1999. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    QUARTER ENDED
                                 ---------------------------------------------------
                                 DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                     2000           2000          2000       2000
                                 ------------   -------------   --------   ---------
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations:..................    $248,936       $255,241      $263,195   $283,984
Income (loss) from continuing
  operations before federal
  income taxes:................      (2,544)        16,486        10,632     38,303
Income (loss) from continuing
  operations:..................      (6,094)         9,016         6,420     19,791
Income (loss) from discontinued
  operations:..................          --             --       (23,400)        --
Net income (loss):.............      (6,094)         9,016       (16,980)    19,791
Basic earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations:..................       (0.14)          0.19          0.14       0.43
Income (loss) from discontinued
  operations:..................          --             --         (0.50)        --
Net income (loss):.............       (0.14)          0.19         (0.36)      0.43
Diluted earnings (loss) for
  common stockholders per
  common share:................
Income from continuing
  operations:..................       (0.13)          0.19          0.13       0.42
Income (loss) from discontinued
  operations:..................          --             --         (0.49)        --
Net income (loss):.............    $  (0.13)      $   0.19      $  (0.36)  $   0.42

                                                    QUARTER ENDED
                                 ---------------------------------------------------
                                 DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                     1999           1999          1999       1999
                                 ------------   -------------   --------   ---------
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations:..................    $256,129       $251,393      $251,389   $254,272
Income (loss) from continuing
  operations before federal
  income taxes:................      (6,017)        21,893        18,554     16,422
Income (loss) from continuing
  operations:..................      (4,186)        15,254        10,868     11,314
Income (loss) from discontinued
  operations:..................    (120,904)       (29,081)      (38,713)     9,566
Net income (loss):.............    (125,090)       (13,827)      (27,845)    20,880
Basic earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations:..................       (0.09)          0.33          0.24       0.24
Income (loss) from discontinued
  operations:..................       (2.61)         (0.63)        (0.84)      0.21
Net income (loss):.............       (2.70)         (0.30)        (0.60)      0.45
Diluted earnings (loss) for
  common stockholders per
  common share:................
Income from continuing
  operations:..................       (0.09)          0.32          0.23       0.24
Income (loss) from discontinued
  operations:..................       (2.53)         (0.61)        (0.81)      0.20
Net income (loss):.............    $  (2.62)      $  (0.29)     $  (0.58)  $   0.44

     Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

  Privacy Initiatives

     Recently-adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company's business and future results of operations.

  GRAMM-LEACH-BLILEY ACT AND STATE INSURANCE LAWS AND REGULATIONS

     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The recent Financial Services Modernization Act of 1999 (the so-called Gramm-Leach-Bliley Act, or "GLBA") includes several privacy provisions and introduces new controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities. Additional federal legislation aimed at protecting the privacy of nonpublic personal financial and health information is proposed and over 400 state privacy bills are pending. The privacy rules under GLBA became effective in November 2000, but compliance with the rules has been deferred and is optional until July 1, 2001. By July 1, 2001 the Company is required to provide written notice of its privacy practices to all of the Company's customers/insureds, the Company must give customers/insureds an opportunity to state their preferences regarding the Company's use of their non-public personal information, and the Company must honor those preferences.

     GLBA provides that there is no federal preemption of a state's insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, state insurance regulators or state legislatures will likely adopt rules that will limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations will require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners has recently promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states are expected to issue this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. However, no state insurance regulators have yet issued any final regulations in response to such security and confidentiality requirements. The privacy and security provisions of GLBA will significantly affect how a consumer's nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

     Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of UICI's Internet-based business would be hindered. It is not possible at this time to assess the impact of the privacy provisions on UICI's financial condition or results of operations.

  HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

     The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions requiring mandatory standardization of certain communications between health plans (including health insurance companies), electronic clearinghouses and health care providers who transmit certain health information electronically. HIPAA requires health plans to use specific data-content standards, mandates the use of specific identifiers (e.g., national provider identifiers and national employer identifiers) and requires specific privacy and security procedures. HIPAA authorized the Secretary of the federal Department of Health and Human Services ("HHS") to issue standards for the privacy and security of medical records and other individually identifiable patient data.

     In December 2000, HHS issued final regulations regarding the privacy of individually-identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. These rules must be complied with by April 14, 2003.

     Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation. Due to the complex and controversial nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect.

     In August 2000, HHS published for comment proposed rules related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The proposed rules would require these businesses to establish and maintain responsible and appropriate safeguards to ensure the integrity and confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, system controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. These proposed rules have not yet become final.

     UICI is currently reviewing the potential impact of the HIPAA privacy regulations on its operations, including its information technology and security systems. The Company cannot at this time predict with specificity what impact
(a) the recently adopted final HIPAA rules governing the privacy of individually-identifiable health information and (b) the proposed HIPAA rules for ensuring the security of individually-identifiable health information may have on the business or results of operations of the Company. However, these new rules will likely increase the Company's burden of regulatory compliance with respect to our life and health insurance products and other information-based products, and may reduce the amount of information the Company may disclose and use if the Company's customers do not consent to such disclosure and use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rules on the privacy of individually-identifiable health information, or the proposed rule on security of individually-identifiable health information, will not have a material adverse effect on UICI's business and future results of operations.

  Income Taxes

     The Company's effective tax rate from continuing operations was 53.7% for 2000 compared to 34.6% for 1999 and 33.3% for 1998. The 1999 and 1998 effective rate varied from the federal tax rate of 35%, primarily due to the small life insurance company deduction allowed for certain insurance subsidiaries of the Company, the effect of certain tax credits and the change in the valuation allowance related to deferred tax assets. The 2000 effective tax rate varied from the federal tax rate of 35%, primarily due to the significant operating loss at AMS, from which the Company was not able to recognize any tax benefit. AMS is not part of the Company's consolidated group for tax purposes and, as a result, files a separate tax return. As of December 31, 2000, the

Company has recognized a net deferred tax asset of $32.9 million. Realization of the net deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized based on anticipated profits and available tax planning strategies. See Note K of Notes to Consolidated Financial Statements.

  Liquidity and Capital Resources

  GENERAL

     Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. Net cash used in operations totaled $22.7 million in 2000 and $58.3 million in 1999. Net cash provided by operations totaled $140.5 million in 1998. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of the subsidiaries' pro rata share of future benefits and claims.

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

     During the year ended December 31, 2000, the losses at United CreditServ had a material adverse effect upon the liquidity and cash flow of the Company. During 2000, UICI contributed to United CreditServ an aggregate of $171.3 million in cash. In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $4.0 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note M to Notes to Consolidated Financial Statements). UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of the sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

     The Company believes that its exit from the credit card business is now substantially complete. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. See Note B to Notes to Consolidated Financial Statements. UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of the Bank in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized a substantial portion of the proceeds of the liquidation to prepay indebtedness owing to Lender LLC (see "2000 Debt Restructuring" below) in the amount of $21.1 million and other indebtedness in the amount of $5.0 million. Giving effect to the liquidation of UCNB and to the prepayment of such indebtedness, at March 16, 2001, UICI at the parent company level held cash and cash equivalents in the amount of $21.5 million and had short and long term indebtedness outstanding in the amount of $35.8 million.

     UICI currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $85.3 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, anticipated tax refunds, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain statutory limitations based on surplus and net income. At December 31, 2000, the domestic insurance companies could pay aggregate dividends to the parent company of approximately $47.4 million without prior approval by statutory authorities.

     There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

     2000 Debt Restructuring

     At December 31, 2000 and 1999, the Company (excluding indebtedness of Academic Management Services Corp.) had outstanding long and short term indebtedness in the amount of $66.8 million and $120.6 million, respectively. Giving effect to the prepayment of indebtedness with the proceeds of the January 2001 liquidation of UCNB, at March 5, 2001 the Company (excluding indebtedness of Academic Management Services Corp.) had short and long term indebtedness outstanding in the amount of $35.8 million.

     In May 1999, the Company entered into a $100.0 million unsecured credit facility (the "Bank Credit Facility") with a group of commercial banks. Amounts outstanding under the Bank Credit Facility initially bore interest at an annual rate of LIBOR plus 75 basis points (0.75%). At December 31, 1999, the Company had fully drawn on the Bank Credit Facility, of which $50.0 million was used to repay $50.0 million of debt outstanding under the Company's prior bank facility and $50.0 million was used to fund the UMMG and AMS acquisitions (completed in May 1999 and July 1999, respectively) and current operations. Effective December 31, 1999, the interest rate on amounts outstanding under the Bank Credit Facility was increased to LIBOR plus 100 basis points (1.00%).

     On March 14, 2000, a limited liability company controlled by the Company's Chairman ("Lender LLC") loaned $70.0 million to a newly-formed subsidiary of the Company (the "Lender LLC Loan"). The proceeds of the Lender LLC Loan, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Bank Credit Facility from $100.0 million to $25.0 million. The Lender LLC Loan bore interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

     In connection with the March 2000 paydown of indebtedness outstanding under the Bank Credit Facility, the Bank Credit Facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) were made applicable solely to Mid-West. Amounts outstanding under the Bank Credit Facility continued to bear interest at LIBOR plus 100 basis points per annum. On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the Bank Credit Facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, assumed 100% of the banks' remaining $6.0 million position in the Bank Credit Facility.

     Effective July 27, 2000, the Company and Lender LLC completed a restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West (the "Amended Lender LLC Loan"). The Amended Lender LLC Loan (a) matured on January 1, 2002,
(b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the original outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

     In addition to scheduled principal payments totaling $3.5 million made during the course of 2000, on October 20, 2000, the Company prepaid the unsecured tranche of the Amended Lender LLC Loan in the amount of $12.5 million. In addition, on November 2, 2000, the Company prepaid an additional $17.4 million of the unsecured tranche and $17.6 million of the secured tranche. Accordingly, at December 31, 2000, the Company had no indebtedness outstanding under the unsecured tranche and $19.0 million outstanding under the secured tranche of the Amended Lender LLC Loan.

     On January 30, 2001, the Company prepaid in full principal and accrued interest on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in liquidation of UCNB, and Lender LLC's security interest in 100% of the capital stock of Mid-West was released in full.

     Additional 2000 Indebtedness

     On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bears interest at the per annum rate of 11.0%, matures on August 1, 2001, is secured by a pledge of all of the assets of the offshore companies, and is guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill liquidity needs at the parent company. At December 31, 2000, the outstanding balance on the loan was $18.0 million, and at March 5, 2001, the outstanding balance on the loan was $6.0 million.

     Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bears interest at LIBOR plus 150 basis points (1.5%) (7.9% at December 31, 2000), and is payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity of June 30, 2005. The note was delivered to discharge an account payable by UCS in the amount of $10.0 million owing to the systems vendor.

     Effective October 1, 2000, the Company's AMS subsidiary amended the terms of its unsecured term loan facility (under which, at December 31, 2000, $21.3 million of indebtedness was outstanding) to eliminate all financial covenants. In connection with the amendment of the facility, the Company agreed to unconditionally guarantee the payment when due of such indebtedness. Since December 31, 2000, AMS has made one additional quarterly payment of $2.5 million and has one additional quarterly payment of $2.5 million due, with the $16.3 million balance due June 30, 2001.

  UNITED CREDITSERV

     At December 31, 1999, UCNB held unsecuritized net credit card receivables in the amount of $190.7 million, and had outstanding time deposits in the amount of $290.0 million. On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. Following the sale of the Company's United CreditServ unit, UCNB prepaid all of its remaining certificates of deposit then-outstanding in the amount of approximately $79.0 million, and all such deposit liabilities were discharged as of October 23, 2000. Following the prepayment of all deposit liabilities of UCNB, at December 31, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $26.0 million.

     The Company securitized $60.0 million, $30.0 million and $29.0 million of credit card receivables in 1998, 1997 and 1996, respectively. The Company did not securitize any credit card receivables in 2000 or 1999. The Company purchased participating interests in such securitizations in the aggregate principal amount of $6.0 million, $3.0 million and $2.9 million in 1998, 1997 and 1996, respectively. On December 31, 1999, the Company sold for cash at par $10.0 million principal amount of such participating interests to Ronald L. Jensen (the Company's Chairman). See Note M of Notes to Consolidated Financial Statements. All of such securitizations were prepaid utilizing a portion of the cash proceeds of the sale of the non-cash assets of the Company's United CreditServ credit card unit completed in September 2000.

     A liquidity and capital assurances agreement, dated May 15, 1998, between UICI and UCNB provided that, upon demand by UCNB, UICI would purchase certificates of deposit issued by UCNB to assure sufficient liquidity to meet UCNB's funding demands and would contribute capital to UCNB sufficient for UCNB to comply with its stated policy of maintaining a total (Tier I and Tier II) risk-based capital ratio of at least 12%. In connection with the liquidation of UCNB completed in January 2001, the OCC formally acknowledged the termination by UICI of the liquidity and capital assurances agreement.

  ACADEMIC MANAGEMENT SERVICES CORP.

     AMS's student loan portfolio decreased from $1.307 billion at December 31, 1999 to $1.126 billion at December 31, 2000. However, the time-weighted average carrying amount of student loans held by AMS during 2000 exceeded the time-weighted average carrying amount of student loans held by AMS during 1999.

     In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially (approximately $13.0 million at December 31, 2000) guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150.0 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $113.4 million and $318.8 million at December 31, 2000 and 1999, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points (7.4% at December 31, 2000). The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program ("FFELP"), which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

     On June 11, 1999, an AMS special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of 5.038%. The notes were sold in two tranches (Class A-1 and Class A-2) and mature in November 2022. At December 31, 2000, the outstanding balance on the notes was $290.0 million bearing interest at a weighted annual composite rate of 6.922%. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services. The outstanding balance of the Notes at December 31, 2000 and 1999 was $290.0 million and $317.8 million, respectively.

     Effective August 6, 1999 AMS completed a closing and funding of $515.0 million of its $650.0 million single seller asset-backed commercial paper conduit, pursuant to which commercial paper may be issued from time to time with maturities from one to 270 days. Approximately $618.4 million of commercial paper bearing interest at a weighted annual composite rate of 6.659% was issued and outstanding under the facility at December 31, 2000. Liquidity support is provided by a separate banking facility. Under the terms of the program, should the support facility be activated, such borrowings thereunder would be repaid using collections of underlying student loans, bear interest at LIBOR plus seventy-five (75) basis points and mature in August 2034. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

     On October 7, 1999 AMS completed a $344.0 million financing of three classes of notes. The $229.0 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate to be reset quarterly. The Class A-1 notes with an outstanding balance of $198.1 million at December 31, 2000, have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate on these notes is reset quarterly pursuant to auctions conducted by Lehman Brothers and BancAmerica Securities. Legal final maturity of the A-2 and A-3 notes is July 2027. Lehman Brothers and BancAmerica Securities were the initial purchasers of all three classes of notes. At December 31, 2000, the outstanding balance of the notes was $313.1 million bearing interest at a weighted annual composite rate of 7.0%. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA respectively.

     In connection with its AMS tuition installment payment plan business, at December 31, 2000 and 1999, the Company had $111.8 million and $113.1 million of restricted cash, respectively, representing amounts collected under the tuition plan program and a corresponding liability due to the various educational institutions.

  Other Matters

     On July 27, 2000, the Company sold to an investor group consisting of Jensen family members (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. The NMC Note was an unsecured, full recourse obligation of the NMC Buyer and was unconditionally guaranteed by Mr. Jensen. The NMC Note bore interest at the per annum rate of prime fluctuating from time to time, and was initially payable in three equal installments of principal in the amount of $11.7 million due on each of October 1, November 1 and December 1, 2000, respectively. Effective October 1, 2000, the NMC Note was amended to provide for three equal installments of principal in the amount of $11.7 million due on each of November 1 and December 1, 2000 and January 1, 2001, respectively. In accordance with the terms of the June Consent Orders, the Company pledged the NMC Note to UCNB to secure, in part, the Company's obligations under UCNB's Capital Plan. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the NMC Note. On November 2, 2000, the NMC Buyer prepaid the NMC Note in its entirety.

     Effective July 31, 2000, UCS sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1.0 million on a revolving basis. As of December 31, 2000, the Company had advanced to UMMG $1.0 million under the credit agreement.

     The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies' specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2000, the risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

     Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters and Note L to Notes to the Consolidated Financial Statements.

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

     Set forth below is a summary of the Company's investments by category at December 31, 2000 and 1999:

                                             DECEMBER 31, 2000         DECEMBER 31, 1999
                                          -----------------------   -----------------------
                                                       % OF TOTAL                % OF TOTAL
                                           CARRYING     CARRYING     CARRYING     CARRYING
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Securities available for sale --
  Fixed maturities, at fair value (cost:
     2000 -- $827,905;
       1999 -- $904,662)................  $  814,433      76.3%     $  861,337      82.9%
  Equity securities, at fair value
     (cost:
     2000 -- $18,926;
       1999 -- $25,951).................      16,916       1.6          23,079       2.2
Mortgage and collateral loans...........       5,368       0.5           6,324       0.6
Policy loans............................      20,171       1.9          20,444       2.0
Investment in HealthAxis.com............      18,442       1.7              --        --
Investment in other equity investees....      43,196       4.0          47,696       4.6
Short-term investments..................     149,525      14.0          79,608       7.7
                                          ----------     -----      ----------     -----
          Total investments.............  $1,068,051     100.0%     $1,038,488     100.0%
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

     Fixed maturity securities. Fixed maturity securities accounted for 76.3% and 82.9% of the Company's total investments at December 31, 2000 and 1999, respectively. Fixed maturity securities at December 31, 2000 consisted of the following:

                                                                DECEMBER 31, 2000
                                                              ---------------------
                                                                         % OF TOTAL
                                                              CARRYING    CARRYING
                                                               VALUE       VALUE
                                                              --------   ----------
                                                                 (IN THOUSANDS)
U.S. Treasury and U.S. Government agency obligations........  $ 63,772       7.8%
Corporate bonds.............................................   532,090      65.4
Mortgage-backed securities issued by U.S. Government
  agencies and authorities..................................    70,975       8.7
Other mortgage and asset backed securities..................   147,596      18.1
                                                              --------     -----
                                                              $814,433     100.0%
                                                              ========     =====

     Included in the fixed maturity portfolio is a concentration of mortgage-backed securities such as collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The Company's objectives are to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.

     As of December 31, 2000 and 1999, $779.4 million (or 96%) and $826.6 million (or 96%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $35.0 million (or 4%) and $35.0 million (or 4%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB). A quality distribution for fixed maturity securities at December 31, 2000 is set forth below:

                                                                DECEMBER 31, 2000
                                                              ---------------------
                                                                         % OF TOTAL
                                                              CARRYING    CARRYING
RATING                                                         VALUE       VALUE
------                                                        --------   ----------
                                                                 (IN THOUSANDS)
U.S. Governments and AAA....................................  $220,686      27.1%
AA..........................................................    91,134      11.2
A...........................................................   277,500      34.1
BBB.........................................................   190,068      23.3
Less than BBB...............................................    35,045       4.3
                                                              --------     -----
                                                              $814,433     100.0%
                                                              ========     =====

  Inflation

     Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under basic hospital medical insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under basic hospital medical coverage. As a result, trends in health care costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice and subject to regulatory approval in some cases.

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

  Recently Issued Accounting Pronouncements

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Interpretation No. 44 provides guidance on twenty practice issues regarding the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB focused on interpreting rather than completely overhauling APB 25's intrinsic value framework. The Interpretation is effective July 1, 2000, and is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after that date, with certain exceptions. Because the FASB decided that the Interpretation should be applied prospectively from July 1, 2000 except for certain events, no adjustments were made to the financial statements for periods prior to July 1, 2000, upon the initial application of the Interpretation. The Company has implemented this guidance.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replacing Statement No. 125. Statement No. 140 changes certain provisions of Statement No. 125 and could have a significant impact on commercial companies that engage in securitization transactions. The Statement is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000.

     In June 2000, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

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

     Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $272.9 million principal amount of PLUS loans outstanding at December 31, 2000. The fixed yield on PLUS loans was 7.72% for the twelve months ended June 30, 2000 and was reset to 8.99% for the twelve months beginning July 1, 2000. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2000, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

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

     The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $31.6 million based on a 100 basis point increase in interest rates as of December 31, 2000. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the Company's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

     For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

     The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report on Financial Statements and
  Financial Statement Schedules.............................   F-2
Consolidated Balance Sheets -- December 31, 2000 and 1999...   F-3
Consolidated Statements of Operations -- Years ended
  December 31, 2000, 1999 and 1998..........................   F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998....................   F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

  Financial Statement Schedules

Schedule II   -- Condensed Financial Information of Registrant
              December 31, 2000, 1999 and 1998:
              UICI (Parent Company).......................................   F-72
Schedule III  -- Supplementary Insurance Information......................   F-75
Schedule IV   -- Reinsurance..............................................   F-77
Schedule V    -- Valuation and Qualifying Accounts........................   F-78

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

  (a) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See attached exhibit index.

  (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UICI

                                            By     /s/ GREGORY T. MUTZ*
                                             -----------------------------------
                                                      Gregory T. Mutz,
                                                President and Chief Executive
                                                            Officer

Date: March 15, 2001

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ RONALD L. JENSEN*                  Chairman of the Board and        March 15, 2001
-----------------------------------------------------    Director
                  Ronald L. Jensen

                /s/ GREGORY T. MUTZ*                   President, Chief Executive       March 15, 2001
-----------------------------------------------------    Officer, and Director
                   Gregory T. Mutz

               /s/ MATTHEW R. CASSELL                  Vice President and Chief         March 15, 2001
-----------------------------------------------------    Financial Officer
                 Matthew R. Cassell

                /s/ STUART D. BILTON*                  Director                         March 15, 2001
-----------------------------------------------------
                  Stuart D. Bilton

              /s/ GEORGE H. LANE, III*                 Director                         March 15, 2001
-----------------------------------------------------
                 George H. Lane, III

               /s/ WILLIAM J. GEDWED*                  Director                         March 15, 2001
-----------------------------------------------------
                  William J. Gedwed

             /s/ PATRICK J. MCLAUGHLIN*                Director                         March 15, 2001
-----------------------------------------------------
                Patrick J. McLaughlin

               /s/ RICHARD T. MOCKLER*                 Director                         March 15, 2001
-----------------------------------------------------
                 Richard T. Mockler

                /s/ CONSUELO PALACIOS                  Chief Accounting Officer         March 15, 2001
-----------------------------------------------------
                  Consuelo Palacios

               *By: /s/ GLENN W. REED                  (Attorney-in-fact)               March 15, 2001
  -------------------------------------------------
                    Glenn W. Reed

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                         FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 2000

                                      UICI
                                      AND
                                  SUBSIDIARIES
                                 DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

     We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Dallas, Texas
February 28, 2001

                             UICI AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Investments
  Securities available for sale --
    Fixed maturities, at fair value (cost:
    2000 -- $827,905; 1999 -- $904,662).....................  $  814,433   $  861,337
    Equity securities, at fair value (cost:
    2000 -- $18,926; 1999 -- $25,951).......................      16,916       23,079
  Mortgage and collateral loans.............................       5,368        6,324
  Policy loans..............................................      20,171       20,444
  Investment in HealthAxis.com..............................      18,442           --
  Investment in other equity investees......................      43,196       47,696
  Short-term investments....................................     149,525       79,608
                                                              ----------   ----------
         Total Investments..................................   1,068,051    1,038,488
Cash........................................................      83,058       74,091
Student loans...............................................   1,156,072    1,326,050
Restricted cash.............................................     222,660      489,720
Reinsurance receivables.....................................     120,723      104,946
Due premiums and other receivables and assets...............      52,766       58,800
Investment income due and accrued...........................      62,014       51,751
Refundable income taxes.....................................      13,978       21,415
Deferred acquisition costs..................................      68,515       80,188
Goodwill....................................................      92,120      152,668
Deferred income tax.........................................      32,949       84,249
Property and equipment, net.................................      75,128       56,978
                                                              ----------   ----------
                                                              $3,048,034   $3,539,344
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy and contract benefits.......................  $  429,167   $  452,776
  Claims....................................................     358,108      335,943
  Unearned premiums.........................................      98,491       97,548
  Other policy liabilities..................................      17,927       19,090
Other liabilities...........................................     156,953      112,631
Collections payable.........................................     111,787      113,057
Note payable to related party...............................      18,954           --
Debt........................................................      47,828      120,637
Student loan credit facilities..............................   1,358,056    1,730,348
Net liabilities of discontinued operations, including
  reserve for losses on disposal............................          --      149,880
                                                              ----------   ----------
                                                               2,597,271    3,131,910
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share -- authorized
    10,000,000 shares, no shares issued and outstanding in
    2000 and 1999...........................................          --           --
  Common Stock, par value $0.01 per share -- authorized
    100,000,000 shares in 2000 and 1999; 48,292,580 issued
    and 46,950,962 outstanding in 2000; 46,616,121 issued
    and 46,406,418 outstanding in 1999......................         483          466
  Additional paid-in capital................................     186,820      173,585
  Accumulated other comprehensive loss......................     (10,068)     (30,432)
  Retained earnings.........................................     274,277      268,544
  Treasury stock, at cost (87,456 shares in 2000 and 209,703
    shares in 1999).........................................        (749)      (4,729)
                                                              ----------   ----------
                                                                 450,763      407,434
                                                              ----------   ----------
                                                              $3,048,034   $3,539,344
                                                              ==========   ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
REVENUE
  Premiums:
    Health (includes amounts received from related parties
      of $943, $-0-, and $-0- in 2000, 1999, and 1998,
      respectively).........................................  $  668,314   $  690,171   $  747,275
    Life premiums and other considerations..................      40,637       46,416       49,347
                                                              ----------   ----------   ----------
                                                                 708,951      736,587      796,622
  Investment income.........................................      92,451       85,497       74,892
  Other interest income (includes amounts received from
    related parties of $911, -0-, and $-0- in 2000, 1999,
    and 1998, respectively).................................     111,415       65,055       31,642
  Other fee income..........................................     110,372      122,930      111,138
  Other income (includes amounts received from related
    parties of $3,817, $6,945, and $687 in 2000, 1999, and
    1998, respectively).....................................       2,278        3,481       37,545
  Gain on sale of HealthAxis.com shares.....................      26,300           --           --
  Gains (losses) on sale of investments.....................        (411)        (367)       4,912
                                                              ----------   ----------   ----------
                                                               1,051,356    1,013,183    1,056,751
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses.................     464,457      514,574      586,035
  Underwriting, acquisition, and insurance expenses
    (includes amounts paid to related parties of $31,334,
    $15,266, and $35,315 in 2000, 1999, and 1998,
    respectively)...........................................     250,413      243,435      270,870
  Stock appreciation expense................................       5,308        5,000           --
  Other expenses, (includes amounts paid to related parties
    of $8,176, $2,002, and $150 in 2000, 1999, and 1998,
    respectively)...........................................     117,053      114,264      114,438
  Depreciation..............................................      14,148       13,835       10,380
  Interest expense (includes amounts paid to related parties of $4,525, $-0-, and $-0- in 2000, 1999, and 1998,
    respectively)...........................................      13,639        7,433        3,059
  Interest expense -- student loan credit facility..........     101,596       57,462       19,224
  Equity in operating loss from HealthAxis.com investment...      15,623           --           --
  Goodwill amortization.....................................       6,242        6,328        5,483
                                                              ----------   ----------   ----------
                                                                 988,479      962,331    1,009,489
                                                              ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      62,877       50,852       47,262
Federal income taxes........................................      33,744       17,602       15,739
                                                              ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS...........................      29,133       33,250       31,523
DISCONTINUED OPERATION:
  Income (loss) from operations, (net of income tax
    (expense) benefit $-0-, $50,673, and ($16,238) in 2000,
    1999, and 1998, respectively)...........................          --      (94,632)      27,246
  Estimated loss on disposal (net of income tax benefit of
    $12,600 and $45,500 in 2000 and 1999, respectively).....     (23,400)     (84,500)          --
                                                              ----------   ----------   ----------
                                                                 (23,400)    (179,132)      27,246
                                                              ----------   ----------   ----------
NET INCOME (LOSS)...........................................  $    5,733   $ (145,882)  $   58,769
                                                              ==========   ==========   ==========
Earnings (loss) per share:
  Basic earnings (loss)
    Income from continuing operations.......................  $     0.62   $     0.72   $     0.68
    Income (loss) from discontinued operations..............       (0.50)       (3.87)        0.59
                                                              ----------   ----------   ----------
    Net income (loss).......................................  $     0.12   $    (3.15)  $     1.27
                                                              ==========   ==========   ==========
  Diluted earnings (loss)
    Income from continuing operations.......................  $     0.61   $     0.70   $     0.67
    Income (loss) from discontinued operations..............       (0.49)       (3.75)        0.59
                                                              ----------   ----------   ----------
    Net income (loss).......................................  $     0.12   $    (3.05)  $     1.26
                                                              ==========   ==========   ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE
                                            COMMON   PAID-IN       INCOME       RETAINED    TREASURY
                                            STOCK    CAPITAL       (LOSS)       EARNINGS     STOCK       TOTAL
                                            ------   --------   -------------   ---------   --------   ---------
Balance at January 1, 1998................   $462    $165,891     $ 14,280      $ 355,657   $     --   $ 536,290
Comprehensive income
  Net income..............................                                         58,769                 58,769
                                                                                                       ---------
  Other comprehensive loss, net of tax
    Change in unrealized gains
      (losses) on securities..............                          (1,328)                               (1,328)
    Deferred income tax benefit...........                              47                                    47
    Other.................................                             413                                   413
                                                                                                       ---------
    Other comprehensive loss..............                                                                  (868)
                                                                                                       ---------
Comprehensive income......................                                                                57,901
                                                                                                       ---------
Common stock issued.......................      2       3,898                                              3,900
Note receivable from shareholder..........             (3,300)                                            (3,300)
                                             ----    --------     --------      ---------   --------   ---------
Balance at December 31, 1998..............    464     166,489       13,412        414,426         --     594,791
Comprehensive income
  Net loss................................                                       (145,882)              (145,882)
                                                                                                       ---------
  Other comprehensive loss, net of tax
    Change in unrealized gains (losses) on
      securities..........................                         (67,411)                              (67,411)
    Deferred income tax benefit...........                          22,744                                22,744
    Other.................................                             823                                   823
                                                                                                       ---------
    Other comprehensive loss..............                                                               (43,844)
                                                                                                       ---------
Comprehensive loss........................                                                              (189,726)
                                                                                                       ---------
Exercise of stock options and warrants....      2       6,568                                              6,570
Purchase of treasury stock................                                                   (11,681)    (11,681)
Retirement of treasury stock..............             (6,952)                                 6,952          --
Capital contribution......................             10,129                                             10,129
Notes receivable from shareholders........             (2,649)                                            (2,649)
                                             ----    --------     --------      ---------   --------   ---------
Balance at December 31, 1999..............    466     173,585      (30,432)       268,544     (4,729)    407,434
Comprehensive income
  Net income..............................                                          5,733                  5,733
                                                                                                       ---------
  Other comprehensive income, net of tax
    Change in unrealized gains (losses) on
      securities..........................                          31,302                                31,302
    Deferred income tax expense...........                         (10,391)                              (10,391)
    Other.................................                            (547)                                 (547)
                                                                                                       ---------
    Other comprehensive income............                                                                20,364
                                                                                                       ---------
Comprehensive income......................                                                                26,097
                                                                                                       ---------
Common stock issued.......................     17       9,047                                              9,064
Common shares unearned....................             (6,271)                                            (6,271)
Retirement of treasury stock..............                                                       (66)        (66)
Sale of treasury stock....................             (3,125)                                 4,046         921
Capital contribution......................             12,563                                             12,563
Notes receivable from shareholders........              1,021                                              1,021
                                             ----    --------     --------      ---------   --------   ---------
Balance at December 31, 2000..............   $483    $186,820     $(10,068)     $ 274,277   $   (749)  $ 450,763
                                             ====    ========     ========      =========   ========   =========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   -----------   ---------
Operating Activities
  Net income (loss).........................................  $     5,733   $  (145,882)  $  58,769
  Loss on Disposal of Discontinued Operation................       36,000       130,000          --
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Amounts charged to loss on disposal of discontinued
      operations............................................     (131,898)           --          --
    Increase in policy liabilities..........................       32,466        10,525      66,935
    Decrease in accrued investment income...................       (7,466)      (10,418)    (26,959)
    Increase (decrease) in other liabilities................      (50,816)       26,346      17,267
    Stock appreciation expense..............................        5,308            --          --
    Deferred income tax (benefit) change....................       45,325       (75,269)     (2,004)
    (Decrease) increase in federal income taxes payable.....           --       (36,111)     16,529
    Refundable income taxes.................................        7,437       (21,415)         --
    Decrease (increase) in reinsurance receivables and other
      receivables...........................................       (5,693)       18,269     (12,593)
    Acquisition costs deferred..............................      (21,654)      (19,146)    (18,430)
    Amortization of deferred acquisition costs..............       23,664        31,966      24,480
    Depreciation and amortization...........................       25,671        26,491      17,083
    Operating loss of HealthAxis.com........................       15,623            --          --
    (Gains) loss on sale of investments.....................      (25,889)          367      (4,912)
    Other items, net........................................       23,449     ____5,971       4,299
                                                              -----------   -----------   ---------
        Cash Provided by (Used in) Operating Activities.....      (22,740)      (58,306)    140,464
                                                              -----------   -----------   ---------
Investing Activities
  Securities available-for-sale
    Purchases...............................................     (123,617)     (207,274)   (468,889)
    Sales...................................................      150,078       111,172     332,234
    Maturities, calls and redemptions.......................       49,917        49,256      81,537
  Credit card loans
    Fundings................................................     (221,530)     (411,537)   (442,300)
    Repayments..............................................      288,084       357,141     300,088
    Sales...................................................      124,122            --      60,000
  Student loans
    Purchases and originations..............................     (783,600)   (1,144,122)   (766,180)
    Maturities..............................................      165,894        75,861      34,445
    Sales...................................................      787,684       434,114      72,560
  Other investments
    Purchases...............................................       (2,173)       (4,992)    (42,951)
    Sales, repayments and maturities........................        8,859         3,222      39,943
    Decrease (increase) in restricted cash..................      267,060      (311,309)    (34,569)
  Short-term investments -- net.............................       21,709       (26,682)    (51,095)
  Purchase of subsidiaries and life and health business net
    of cash acquired of $425, $20, and $2,137 in 2000, 1999,
    and 1998, respectively..................................       (4,481)      (52,231)     (3,061)
  Proceeds from subsidiaries sold, net of cash disposed of
    $8,319 in 2000; $-0- in 1999 and $1,528 in 1998.........       36,854            --      21,270
  Sale of two million shares of HealthAxis.com..............       30,000            --          --
  Additions to property and equipment.......................      (17,138)      (29,487)    (20,680)
  Decrease (increase) in agents' receivables................       (2,870)          995       2,412
                                                              -----------   -----------   ---------
        Cash Provided by (Used in) Investing Activities.....      774,852    (1,155,873)   (885,236)
                                                              -----------   -----------   ---------
Financing Activities
  Net cash provided by (used in) time deposits..............     (290,023)      191,110      91,317
  Proceeds from notes payable...............................      104,000       127,499      40,620
  Repayment of notes payable................................     (189,015)      (45,667)    (28,990)
  Issuance of note receivable to related party..............      (35,000)           --          --
  Proceeds from note receivable from related party..........       35,000            --          --
  Proceeds from payable to related party....................       76,000            --         100
  Repayment of payable to related party.....................      (57,046)         (497)         --
  Proceeds from student loan credit facility................      723,700     2,487,728     684,979
  Repayment of student loan credit facility.................   (1,095,992)   (1,468,350)    (15,953)
  Deposits from investment products.........................       15,965        15,954      16,490
  Withdrawals from investment products......................      (45,809)      (38,776)    (37,963)
  Capital Contributions.....................................       12,563        10,129          --
  Other.....................................................        2,512        (7,760)     (4,860)
                                                              -----------   -----------   ---------
        Cash Provided by (Used in) Financing Activities.....     (743,145)    1,271,370     745,740
                                                              -----------   -----------   ---------
Net Increase in Cash........................................        8,967        57,191         968
Cash at Beginning of Period.................................       74,091        16,900      15,932
                                                              -----------   -----------   ---------
Cash at End of Period.......................................  $    83,058   $    74,091   $  16,900
                                                              ===========   ===========   =========

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

  Nature of Operations

     The Company offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. Information on the Company's operations by segment is included in Note Q.

     The Company issues health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. Through its OKC Division, the Company has acquired blocks of life and annuity policies from other insurers and also sells insurance products (primarily life and workers compensation) in selected niche markets. Academic Management Services Corp. provides financial solutions for college students and the educational institutions they attend by offering an integrated package of student loans and student loan servicing. The Company holds approximately 45.3% of the issued and outstanding shares of HealthAxis, Inc., a healthcare payer system development company providing technology solutions and related outsourcing services to the healthcare industry. Other Business Units in the past consisted primarily of healthcare solutions companies. During the year ended December 31, 1998, substantially all of the companies comprising this segment were sold or closed down, and this unit ceased to exist in 1998. Other Key Factors includes investment income not allocated to the other segments, corporate interest expenses, general expenses relating to corporate operations, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations.

  Discontinued Operation

     On March 17, 2000, the Board of Directors of the Company determined, after a thorough assessment of the unit's prospects, that it would exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been separately reflected as a discontinued operation for financial reporting purposes for all periods presented. The Company completed the sale of the United CreditServ unit during the year 2000. See Note B.

  Liquidity and Capital Resources

     Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, deposits to fund the credit card receivables, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of credit card receivables and student loans. Net cash used in operations totaled $22.7 million in 2000, $58.3 million in 1999 and net cash provided by operations totaled $140.5 million in 1998. The Company's insurance subsidiaries invest a substantial portion of these funds, pending payment of the subsidiaries' pro rata share of future benefits and claims.

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

                             UICI AND SUBSIDIARIES

     During the year ended December 31, 2000, the operating losses at United CreditServ had a material adverse effect upon the liquidity and cash flow of the Company. During 2000, UICI contributed to United CreditServ an aggregate of $171.3 million in cash. In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $4.0 million; and on July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender (see Note M to Notes to Consolidated Financial Statements). UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of the sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

     The Company believes that its exit from the credit card business is now substantially complete. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. See Note B. UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of the Bank in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized the proceeds of the liquidation to prepay indebtedness (including interest) owing to Lender LLC (See Note I) and an unaffiliated lender in the amount of $21.1 million and $5.0 million, respectively.

     Giving effect to the liquidation of UCNB and to the prepayment of such indebtedness, at March 16, 2001 the Company held cash and cash equivalents in the amount of $21.5 million and had short and long term indebtedness outstanding in the amount of $35.8 million. UICI currently estimates that, through December 31, 2001 the holding company will have operating cash requirements in the amount of approximately $85.3 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, anticipated tax refunds, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain limitations based on statutory surplus and net income. At December 31, 2000, the Company's domestic insurance companies could pay aggregate dividends to the parent company of approximately $47.4 million without prior approval by statutory authorities.

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

                             UICI AND SUBSIDIARIES

  Basis of Presentation

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the provision for deferred income taxes for GAAP; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. (See Note L for stockholders' equity and net income from insurance subsidiaries as determined using statutory accounting practices.)

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

          Short-term investments are carried at fair value, which approximates cost.

          Investments in equity investees, including the Company's investment in HealthAxis.com, are principally stated at the Company's cost as adjusted for contributions or distributions and the Company's share of income or loss.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have an other than temporary decline in fair values. Unrealized investment gains or losses on securities carried at fair value, net of applicable deferred income tax, are reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity and accordingly have no effect on net income (loss).

          Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

          Student loans, consisting of student loans originated and student loans purchased, are carried at their unpaid principal balances plus capitalized loan origination costs and unamortized premiums on loans purchased in the secondary market. Capitalized loan origination costs consist of the incremental direct costs associated with originating student loans, principally salaries and related expenses. Capitalized loan origination costs and premiums on purchased loans are amortized over the life of the underlying loans or included in the calculation of gain or loss if loans are sold in the secondary market.

                             UICI AND SUBSIDIARIES

  Deferred Acquisition Costs

     The costs of writing new insurance business, principally commissions, which vary with and are directly related to the production of new business, have been deferred. The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Costs associated with traditional life business are being amortized over the estimated premium-paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, was estimated using the same assumptions as were used for computing policy benefits. For universal life-type and annuity contracts, deferrable costs are amortized in proportion to the ratio of a contract's annual gross profits to total anticipated gross profits. Costs associated with commissions on the health business are generally amortized over the effective period for the related unearned premiums. Costs associated with sales leads on the health business are amortized over a two-year period. Anticipated investment income is considered in determining whether a premium deficiency exists. That amortization is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

  Restricted Cash

     At December 31, 2000 and 1999, the Company held restricted cash in the amount of $222.7 million and $489.7 million, respectively. Restricted cash consists primarily of funds held by AMS for the benefit of participants in AMS's tuition budgeting program. In addition, at December 31, 2000 and 1999, the Company's subsidiary, Sun Tech Processing Systems, LLC, had $20.8 million and $19.7 million, respectively, of funds held in an account designated by a court registry (see Notes M and N).

     A subsidiary of AMS has entered into a trust agreement (the "Trust") with a bank (trustee) for the safekeeping of payments received from beneficiaries (participants in the tuition budgeting program). All funds are held in trust for the benefit of the beneficiaries. AMS is entitled to the interest earned on the funds held in trust as well as tuition budgeting program fees deposited into the Trust. The Trust held approximately $112.5 million at amortized cost (which approximated market) of participant payments at December 31, 2000. The funds are invested in U.S. Treasury securities, government agency securities, high-grade commercial paper, and money market funds of insured depository institutions at December 31, 2000.

  Property and Equipment

     Property and equipment includes buildings and leasehold improvements, land, and furniture and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture and equipment and 30 to 39 years for buildings.) Buildings and leasehold improvements at cost at December 31, 2000 and 1999 was $32.6 million and $11.7 million, respectively. Furniture and equipment at cost at December 31, 2000 and 1999 was $84.7 and $86.4 million, respectively. Land at cost at December 31, 2000 and 1999 was $2.9 million and $1.2 million, respectively. Total accumulated depreciation for property and equipment was $45.1 million and $42.3 million at December 31, 2000 and 1999, respectively.

  Goodwill

     The excess of cost over the underlying value of the net assets of companies acquired is generally amortized on a straight-line basis over twenty to twenty-five years. The Company continually reevaluates the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assesses the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination

                             UICI AND SUBSIDIARIES
was made. The Company had goodwill of $106.6 million and $170.7 million at December 31, 2000 and 1999, respectively, and accumulated amortization of $14.5 million and $18.0 million at December 31, 2000 and 1999, respectively, of accumulated amortization, resulting in net goodwill of $92.1 million and $152.7 million at December 31, 2000 and 1999, respectively. Amortization expense recorded for continuing operations totaled $6.2 million, $6.3 million and $5.5 million in 2000, 1999 and 1998, respectively. The significant decrease in goodwill was primarily due to the sale of the Company's National Motor Club unit, which at the time of the sale had unamortized goodwill of $36.1 million.

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

  Student Loan Income

     The Company recognizes student loan income as earned, including adjustments for the amortization of premiums. Marketing fees for student loans that are sold to third parties are earned when received and are included in other fee income.

  Unearned Premiums

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

                             UICI AND SUBSIDIARIES

  Comprehensive Income

     Included in comprehensive income is the reclassification adjustments for realized gains (losses) included in net income of $(2.6) million, $35,000 and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Guaranty Funds and Similar Assessments

     The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. Effective January 1, 1999, the Company adopted the provisions of AICPA Statement of Position 97-3 ("SOP 97-3"), under which these assessments are accrued in the period in which they have been incurred. At December 31, 2000 and 1999, the Company had accrued $1.9 million and $1.8 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the recorded premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred expenses for guaranty fund assessments in the amount of $1.3 million and $587,000 in 2000 and 1999, respectively.

  New Pronouncements

     In June 2000, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and as amended, is required to be adopted in years beginning after June 15, 2000. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedged item being recognized in earnings in the same period. Changes in fair values of derivatives not meeting the Statement's hedge criteria are included in income. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Interpretation No. 44 provides guidance on twenty practice issues regarding the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB focused on interpreting rather than completely overhauling APB 25's intrinsic value framework. The Interpretation is effective July 1, 2000, and is to be applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after that date, with certain exceptions. Because the FASB decided that the Interpretation should be applied prospectively from July 1, 2000 except for certain events, no adjustments were made to the financial statements for periods prior to July 1, 2000, upon the initial application of the Interpretation. The Company has implemented this guidance.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replacing Statement No. 125. Statement No. 140 changes certain provisions of Statement No. 125 and could have a significant impact on commercial companies that engage in securitization transactions. The Statement is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000.

NOTE B -- DISCONTINUED OPERATION

     Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), prior to 2000 the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were

                             UICI AND SUBSIDIARIES
conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

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

     During the year ended December 31, 1999, United CreditServ incurred a pre-tax operating loss in the amount of approximately $145.3 million (inclusive of the write off of the $35.9 million purchase price of UMMG), primarily attributable to significant increases to credit card loan loss reserves associated with the non-performance of its ACE credit card product. The Company believes that such losses were due primarily to inadequate attention to ACE collections, inefficiencies associated with administrative and operating systems conversions during a period of significant increases in card issuance volumes, mis-pricing of the ACE product, and the failure of the AFCA credit card portfolio performance to be sufficiently predictive of the performance of the ACE credit card loan portfolio.

     In March 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit has been reflected as a discontinued operation for financial reporting purposes. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130.0 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a loss from discontinued operations in the amount of $36.0 million pre-tax ($23.4 million net of tax).

     During the year ended December 31, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal.

     UCNB agreed to the issuance of separate Consent Orders issued by the OCC in February and June, 2000, which Consent Orders were subsequently terminated by the OCC in January 2001. In addition, the Company and UCS agreed to the issuance of separate Consent Orders issued by the OCC in June 2000. In January 2001, the UCS Order was terminated by the OCC and the UICI Order was substantially modified. See Note N.

     On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million. In

                             UICI AND SUBSIDIARIES
addition to the cash sales price received at closing, the transaction contemplates an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company retained United CreditServ's Texas collections facility, and UICI continues to hold United CreditServ's building and real estate in Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250 million face amount of previously written off credit card receivables. In connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities and contingencies associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, loans payable and liabilities associated with pending litigation and other claims.

     At December 31, 1999, UCNB had $290.0 million of certificates of deposits outstanding, and UCNB held approximately $110.5 million in cash, cash equivalents and short term U.S. Treasury securities. Following the sale of the Company's United CreditServ unit, UCNB prepaid all of its remaining certificates of deposit then-outstanding in the amount of approximately $79.0 million, and all such deposit liabilities were discharged as of October 23, 2000. Following the prepayment of all deposit liabilities of UCNB, at December 31, 2000 UCNB held cash, cash equivalents and U.S. Treasury securities in the amount of $26.0 million.

     The 1999 and 2000 operating losses at United CreditServ had a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ contributed to UCNB as capital an aggregate of $176.6 million in cash. UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of sale of investment securities; a borrowing from a third party in the amount of $24.0 million funded in July 2000; approved sales of assets from the parent company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million; dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries); the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000; cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000; and cash on hand.

     On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB, including available cash and cash equivalents in the amount of approximately $26.0 million.

     As part of the plan of liquidation, and in accordance with the terms of the June 2000 Consent Order issued by the OCC against UICI, UICI expressly assumed all liabilities of UCNB, including contingent liabilities associated with pending and future litigation. In addition, on January 29, 2001, the OCC vacated the Consent Orders issued against UCNB in February 2000 and June 2000 and the June 2000 Consent Order issued against UICI's United CreditServ subsidiary. The OCC substantially modified the June 2000 Consent Order issued with respect to UICI to eliminate all restrictive provisions except a reconfirmation of UICI's obligation to assume all liabilities of UCNB. Finally, the OCC formally acknowledged the termination by UICI of the liquidity and capital assurances agreement, which formerly provided that, upon demand by UCNB, UICI would assure the liquidity and capital adequacy of UCNB.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of the operating results of the United CreditServ business for each of the years ended December 31, 2000, 1999 and 1998, respectively.

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
REVENUE
  Net interest income..............................  $  15,922   $  20,129   $ 10,285
  Credit card fees and other income................    109,445     207,246    112,867
                                                     ---------   ---------   --------
          Total revenues...........................    125,367     227,375    123,152
EXPENSES
  Provision for loan losses........................    177,365     211,747     73,954
  UMMG purchase....................................         --      35,944         --
  Operating expenses...............................     74,619     118,661      4,494
  Depreciation and amortization....................      5,281       6,328      1,220
                                                     ---------   ---------   --------
          Total expenses...........................    257,265     372,680     79,668
Income (loss) from operations before amounts
  charged to loss on disposal......................   (131,898)   (145,305)    43,484
Amounts charged to loss on disposal................    131,898          --         --
                                                     ---------   ---------   --------
Income (loss) from operations......................         --    (145,305)    43,484
Federal income taxes (benefit).....................         --     (50,673)    16,238
                                                     ---------   ---------   --------
Income (loss) from operations......................         --     (94,632)    27,246
Estimated loss on disposal, net of income tax
  benefit..........................................    (23,400)    (84,500)        --
                                                     ---------   ---------   --------
Income (loss) from discontinued operations.........  $ (23,400)  $(179,132)  $ 27,246
                                                     =========   =========   ========

     At December 31, 1999, the assets and liabilities of the United CreditServ business to be disposed of consisted of the following:

                                                          DECEMBER 31,
                                                              1999
                                                          ------------
Assets
  Cash..................................................   $  18,469
  Short term investments................................      92,070
  Credit card receivables, net of allowance for
     losses.............................................     190,676
  Other assets..........................................      46,869
                                                           ---------
          Total assets..................................     348,084
Liabilities
  Time deposits.........................................     290,023
  Notes payable.........................................      12,241
  Other liabilities.....................................      65,700
  Reserve for loss on disposal..........................     130,000
                                                           ---------
          Total liabilities.............................     497,964
                                                           ---------
Net liabilities to be disposed..........................   $(149,880)
                                                           =========

     At December 31, 2000, the remaining assets of the discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of

                             UICI AND SUBSIDIARIES

$53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.6 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

     At December 31, 1999, Specialized Card Services, Inc. (a wholly-owned subsidiary of the Company) ("SCS") had a $5.0 million unsecured loan payable to Norwest Bank of South Dakota bearing interest at a rate of 8.50% per annum. The loan was paid in full on March 31, 2000. In addition, SCS has various loans with the South Dakota Board of Economic Development bearing interest at a rate of 3.00% per annum. The balance outstanding under these loans was $4.3 million and $7.2 million at December 31, 2000 and 1999, respectively. The loans mature in 2003 and 2004. These loans are included as debt on the Company's consolidated balance sheet at December 31, 2000. The proceeds were used to purchase equipment and leasehold improvements.

NOTE C -- ACQUISITIONS AND DISPOSITIONS

     On July 27, 2000, the Company sold to an investor group consisting of members of the family of Ronald L. Jensen (the Company's Chairman) (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. See Note M. The $12.6 million, net of tax, received in excess of the net book value of NMC was reflected as an increase to additional paid in capital.

     Effective July 31, 2000, a wholly-owned subsidiary of the Company sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1.0 million on a revolving basis. As of December 31, 2000, the Company had advanced to UMMG $1.0 million under the credit agreement.

     Effective July 1, 2000, the Company sold the assets of WinterBrook HealthCare Management, LLC (a company engaged in repricing of insurance claims) to an unrelated party for a sales price of $1.9 million. The Company recognized a pre-tax gain of $1.5 million in the quarter ended September 30, 2000 in connection with this sale.

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

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a

                             UICI AND SUBSIDIARIES
renegotiated purchase price equal to $4.0 million (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999. The Company recorded $1.9 million in goodwill in connection with this acquisition and is amortizing the goodwill on a straight line basis over 15 years.

     Effective July 26, 1999, the Company's AMS subsidiary acquired for $58.0 million 100% of the outstanding capital stock of AMS Investment Group, Inc., a holding company whose principal operations consist of Academic Management Services, Inc. The acquisition was financed with the proceeds of AMS borrowings and the issuance to the Company of preferred stock. The Company recorded $49.8 million of goodwill in connection with this acquisition and is amortizing the goodwill on a straight line basis over twenty years. Total fair value of assets acquired was $255.1 million (including goodwill) and fair value of liabilities assumed was $197.1 million at purchase date.

     Effective September 30, 1999, the Company acquired from a partnership (the partners of which consisted primarily of certain of the Company's agents) the remaining 21% interest in National Managers Life Insurance Company, Ltd., ("National Managers") for cash in the amount of $794,000 increasing the Company's ownership in National Managers to 100%. The purchase price was based on a predetermined formula that approximated GAAP book value.

     In November 1999, the Company's former National Motor Club subsidiary acquired a 90% interest in Landen Bias Corporation (also known as Coachnet) for cash in the amount of $4.6 million. The fair value of the assets (including goodwill) was $6.4 million and the fair value of the liabilities assumed was $1.8 million at the purchase date. Landen Bias Corporation was sold as part of the NMC sale. See Note M.

     Effective August 31, 1998, the Company acquired from Mr. Jensen's adult children and Onward and Upward, Inc. (which is wholly owned by Mr. Jensen's adult children) ("OUI") a 5.6% interest and a 15.9% interest, respectively, in the Company's subsidiary, The Chesapeake Life Insurance Company, for an purchase price of $4.5 million (of which $2.0 million and $2.5 million was paid to OUI and Mr. Jensen's adult children, respectively). The purchase price was based on a predetermined formula that approximated GAAP book value.

     In July 1998, the Company acquired certain assets of Core Marketing, Ltd. (which was owned by Mr. Jensen's adult children), a marketing entity (see Note
M) for $2.8 million in cash. Total fair value of assets acquired was $3.6 million and total fair value of liabilities assumed was $831,000.

     Effective July 1, 1998, the Company sold to IPN Acquisitions, Inc. (in which Mr. Jensen held a 100% equity interest) its equity interest in IPN, LLC (a healthcare solutions company) for cash in the amount of $3.5 million, which represented the net book value of the assets acquired and included $9.3 million of assets and $5.8 million of liabilities. As part of the sale transaction, IPN Acquisitions, Inc. agreed to indemnify the Company against future obligations to be incurred by IPN, LLC and granted to the Company the right to repurchase up to 80% of IPN, LLC on or before January 1, 2000, at an option price equal to 80% of the $3.5 million selling price, adjusted for any capital contributions or distributions after the sale, plus a premium depending on when the option was exercised. The Company did not exercise the repurchase option. See Note M.

     Effective July 1, 1998, the Company sold to HAI Acquisitions, Inc. (unrelated to HealthAxis, Inc.) (in which Mr. Jensen held a 100% equity interest) its equity interest in HealthCare Automation, Inc. (a healthcare solutions company) for cash in the amount of $1.9 million, which represented the net book value of the assets sold and included $2.6 million of assets and $750,000 of liabilities. As part of the sale transaction, HAI Acquisitions, Inc. granted to the Company the right to repurchase up to 80% of HealthCare Automation, Inc. on or before January 1, 2000, at an option price equal to 80% of the $1.9 million selling price, adjusted for any capital contributions or distributions after the sale, plus a premium depending on when the option was exercised. The Company did not exercise the repurchase option. See Note M.

                             UICI AND SUBSIDIARIES

     In February 1998, the Company sold its ATM transaction processing assets of a subsidiary for $17.5 million (see Note M). During 1998, the Company recognized other income of $9.7 million as a result of this sale.

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

  Deferred Acquisition Costs

     Included in deferred acquisition costs are the unamortized costs of writing new insurance policies and the costs of policies acquired through acquisitions. The following is an analysis of deferred acquisition costs:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Costs of policies acquired:
  Beginning of year.....................................  $17,436   $21,910   $24,938
     Additions..........................................       --       213        --
     Amortization(a)....................................   (2,934)   (4,687)   (3,028)
     Sale of National Motor Club........................   (9,734)       --        --
                                                          -------   -------   -------
     End of year........................................    4,768    17,436    21,910
Costs of policies issued................................   63,747    62,752    71,098
                                                          -------   -------   -------
          Total Deferred Acquisition Costs..............  $68,515   $80,188   $93,008
                                                          =======   =======   =======

---------------

(a) The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 8%.

NOTE D -- INVESTMENTS

     A summary of net investment income is set forth below:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Fixed maturities........................................  $60,385   $60,833   $59,321
Equity securities.......................................    1,228     1,386       969
Mortgage and collateral loans...........................      627       816     1,653
Policy loans............................................    1,333     1,353     1,357
Short-term investments..................................   16,130     9,740     8,010
Investment in equity investees..........................    9,158     7,857     5,038
Other investments.......................................    7,526     7,208     2,013
                                                          -------   -------   -------
                                                           96,387    89,193    78,361
Less investment expenses................................   (3,936)   (3,696)   (3,469)
                                                          -------   -------   -------
                                                          $92,451   $85,497   $74,892
                                                          =======   =======   =======

                             UICI AND SUBSIDIARIES

     Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

                                                                                       GAINS
                                              FIXED        EQUITY        OTHER      (LOSSES) ON
                                            MATURITIES   SECURITIES   INVESTMENTS   INVESTMENTS
                                            ----------   ----------   -----------   -----------
                                                              (IN THOUSANDS)
Year Ended December 31:
2000
  Realized................................   $ (3,545)    $26,440       $2,994       $ 25,889
  Change in unrealized....................     29,854         863          585         31,302
                                             --------     -------       ------       --------
          Combined........................   $ 26,309     $27,303       $3,579       $ 57,191
                                             ========     =======       ======       ========
1999
  Realized................................   $   (802)    $   885       $ (450)      $   (367)
  Change in unrealized....................    (64,142)     (3,116)        (153)       (67,411)
                                             --------     -------       ------       --------
          Combined........................   $(64,944)    $(2,231)      $ (603)      $(67,778)
                                             ========     =======       ======       ========
1998
  Realized................................   $  3,311     $ 1,635       $  (34)      $  4,912
  Change in unrealized....................      1,113      (2,010)        (431)        (1,328)
                                             --------     -------       ------       --------
          Combined........................   $  4,424     $  (375)      $ (465)      $  3,584
                                             ========     =======       ======       ========

     Gross unrealized investment gains pertaining to equity securities were $639,000, $500,000 and $1.9 million at December 31, 2000, 1999 and 1998, respectively. Gross unrealized investment losses pertaining to equity securities were $2.6 million, $3.4 million and $1.6 million at December 31, 2000, 1999 and 1998, respectively.

     The amortized cost and fair value of investments in fixed maturities are as follows:

                                                            DECEMBER 31, 2000
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  Obligations..............................  $ 62,620      $1,367      $   (215)    $ 63,772
Mortgage-backed securities issued by U.S.
  Government agencies and Authorities......    70,132       1,189          (346)      70,975
Other mortgage and asset backed
  Securities...............................   148,131       2,143        (2,678)     147,596
Other corporate bonds......................   547,022       4,448       (19,380)     532,090
                                             --------      ------      --------     --------
          Total fixed maturities...........  $827,905      $9,147      $(22,619)    $814,433
                                             ========      ======      ========     ========

                             UICI AND SUBSIDIARIES

                                                            DECEMBER 31, 1999
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  Obligations..............................  $ 63,614      $   57      $ (2,200)    $ 61,471
Mortgage-backed securities issued by U.S.
  Government agencies and authorities......    65,423         152        (1,875)      63,700
Other mortgage and asset backed
  Securities...............................   186,344         821        (6,864)     180,301
Other corporate bonds......................   589,281         992       (34,408)     555,865
                                             --------      ------      --------     --------
          Total fixed maturities...........  $904,662      $2,022      $(45,347)    $861,337
                                             ========      ======      ========     ========

     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

     The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED COST   FAIR VALUE
                                                              --------------   ----------
                                                                    (IN THOUSANDS)
Maturity
One year or less............................................     $ 24,999       $ 24,931
Over 1 year through 5 years.................................      197,898        193,846
Over 5 years through 10 years...............................      238,484        230,792
Over 10 years...............................................      148,261        146,293
                                                                 --------       --------
                                                                  609,642        595,862
Mortgage and asset backed securities........................      218,263        218,571
                                                                 --------       --------
          Total fixed maturities............................     $827,905       $814,433
                                                                 ========       ========

     Proceeds from the sale and call of investments in fixed maturities were $148.0 million, $98.9 million and $332.2 million for 2000, 1999 and 1998, respectively. Gross gains of $1.3 million, $2.1 million and $6.5 million, and gross losses of $5.0 million, $2.9 million and $3.2 million were realized on the sale and call of fixed maturity investments during 2000, 1999 and 1998, respectively. Proceeds from the sale of equity investments were $12.6 million, $12.2 million and $8.1 million for 2000, 1999 and 1998, respectively. Gross gains of $1.1 million, $1.8 million and $1.7 million and gross losses of $867,000, $935,000 and $48,000 were realized on sales of equity investments during 2000, 1999 and 1998, respectively.

     Following is a summary of the Company's equity securities:

                                                 DECEMBER 31, 2000   DECEMBER 31, 1999
                                                 -----------------   -----------------
                                                            FAIR                FAIR
                                                  COST      VALUE     COST      VALUE
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Common Stocks..................................  $   351   $   412   $   129   $   233
Non-redeemable preferred stocks................   18,575    16,504    25,822    22,846
                                                 -------   -------   -------   -------
                                                 $18,926   $16,916   $25,951   $23,079
                                                 =======   =======   =======   =======

                             UICI AND SUBSIDIARIES

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

     The carrying values for mortgage and collateral loans are net of allowance of $650,000 for each of 2000 and 1999.

     The Company recognizes the credit risk involved in the fixed maturities portfolio. The credit risk is minimized by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2000, the Company had a carrying amount of $218.6 million of mortgage and asset backed securities, of which $71.0 million were government backed, $75.1 million were rated AAA, $42.0 million were rated AA, $23.4 million were rated A, and $7.1 million were rated BBB by external rating agencies. At December 31, 1999, the Company had a carrying amount of $244.0 million of mortgage and asset backed securities, of which $63.7 million were government backed, $102.1 million were rated AAA, $38.4 million were rated AA, $33.3 million were rated A, and $6.5 million were rated BBB by external rating agencies.

     At December 31, 2000 and 1999, the Company held a 10% and 12% investment interest, respectively, in AMLI Residential Trust (a real estate investment trust), which investment is accounted for under the equity method of accounting. This investment, which is included in investment in equity investees, was recorded at $23.1 million and $26.8 million at December 31, 2000 and 1999, respectively, and the market value was $63.0 million and $60.1 million at December 31, 2000 and 1999, respectively. During 2000 and 1999, the Company received dividends from AMLI Residential Trust in the amount of $4.7 million and $3.8 million, respectively.

     Under the terms of various reinsurance agreements (see Note H), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $157.7 million as of December 31, 2000. In addition, at December 31, 2000, domestic insurance subsidiaries had securities with a fair value of $17.4 million on deposit with insurance departments in various states.

NOTE E -- INVESTMENT IN HEALTHAXIS, INC. (FORMERLY HEALTHAXIS.COM, INC.)

     During 2000 the Company held a significant investment interest in HealthAxis.com, Inc. ("HealthAxis.com"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. HealthAxis.com, through its proprietary web-enabled enrollment and plan administration applications, provides Internet enrollment and online access to claims data. These software applications increase the efficiency of a client's interaction with other participants by eliminating paper-based processes and improving the client's ability to share data with plan members and other industry participants. HealthAxis.com's clients include large insurance carriers, Blue Cross and Blue Shield organizations, third party administrators, self-funded employers, and other industry participants. HealthAxis.com also provides systems integration, technology management and data capture services to its clients.

     The Company's interest in HealthAxis.com was derived from the January 7, 2000 merger (the "Insurdata Merger") of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HealthAxis, Inc. (formerly Provident American Corporation) ("HAI") (HAXS:Nasdaq). HealthAxis.com formerly was a web-based retailer of health insurance products and related consumer services. During 1999 and in advance of the Insurdata Merger, Insurdata

                             UICI AND SUBSIDIARIES
transferred to UICI the net assets of Insurdata Administrators (a division of Insurdata engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation) and its member interest in Insurdata Marketing Services, LLC (a subsidiary of Insurdata engaged in the business of marketing third party benefits administration services) for cash in the amount of $858,000, representing the aggregate book value of the net assets and member interest so transferred. The Company recognized no gain on the non-monetary exchange of stock in the Insurdata Merger due to uncertainty of realization of the gain.

     Following the Insurdata Merger, the Company held approximately 43.6%, and HAI held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the Insurdata Merger. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock and, giving effect to such sale, the Company held 39.2% of the issued and outstanding shares of common stock of HealthAxis.com.

     On September 29, 2000, UICI purchased from a third party $1.7 million principal amount of HAI 2% convertible subordinated debentures and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share, for a total purchase price of $1.2 million. The debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

     On January 26, 2001, HAI acquired all of the outstanding shares of HealthAxis.com that HAI did not then own in a stock-for-stock merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "HAI Merger"). In the HAI Merger, HealthAxis.com shareholders (including the Company) received 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Following the HAI Merger, the Company beneficially holds 23,944,030 shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.3% of the issued and outstanding shares of HAI. Of such 23,944,030 shares beneficially held by UICI, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

     The Company has accounted for its investment in HealthAxis.com (and intends to account for its investment in HAI) utilizing the equity method and has recognized its ratable share of HealthAxis.com's income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the Insurdata Merger). At December 31, 2000, the Company's carrying value of its investment in HealthAxis.com was $18.4 million, representing its carryover investment in Insurdata plus the Company's investment in shares of HealthAxis.com acquired prior to the Insurdata Merger ($5.0 million of preferred stock) and its investment in the HAI convertible subordinated debentures, all as reduced by the Company's cost of the shares of HealthAxis.com sold in March 2000 and by the Company's equity in the losses of HealthAxis.com for the year ended December 31, 2000 in the amount of $15.6 million.

     Effective June 30, 2000, HealthAxis.com sold to Digital Insurance, Inc. ("Digital") certain assets used in connection with HealthAxis.com's retail website, including the retail website user interface, all existing in-force insurance policies, certain physical assets, and rights under certain agreements, including, but not limited to portal marketing agreements and agreements related to HealthAxis.com's affiliate partner program. As part of the consideration received by HealthAxis.com in the transaction, Digital issued to HealthAxis.com 11% of the outstanding shares of common stock of Digital (on a fully diluted basis).

     HealthAxis.com generated revenues of $43.7 million, $46.2 million and $41.2 million in 2000, 1999 and 1998, respectively, of which 63%, 58% and 58% were derived from information systems and software development services provided to UICI and its affiliates.

                             UICI AND SUBSIDIARIES

     Set forth below is summary condensed balance sheet and income statement data for HealthAxis.com as of and for the year ended December 31, 2000. This financial information has been adjusted to exclude the effects of push-down accounting for the Insurdata Merger.

                                                          DECEMBER 31,
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Assets
  Cash and cash equivalents............................     $16,840
  Other current assets.................................      10,597
  Property and equipment...............................      10,616
  Other assets.........................................       9,361
                                                            -------
          Total assets.................................     $47,414
                                                            =======
Liabilities
  Accounts payable and accrued expenses................     $ 5,780
  Other liabilities....................................       2,817
                                                            -------
  Total liabilities....................................       8,597
  Stockholders' equity.................................      38,817
                                                            -------
          Total liabilities and equity.................     $47,414
                                                            =======

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Revenue................................................     $ 43,671
Operating expenses.....................................       82,272
                                                            --------
          Net loss.....................................     $(38,601)
                                                            ========

NOTE F -- STUDENT LOANS

     The Company through its AMS subsidiary markets student loans to students at selected colleges and universities. AMS has historically targeted universities serving graduate healthcare professionals.

     At December 31, 1999, the Company had the right to purchase and/or direct the sale of loans totaling approximately $283.0 million which expired unused in January 2000.

     Following is a summary of the Company's student loans:

                                          DECEMBER 31, 2000         DECEMBER 31, 1999
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
FFELP loans..........................  $1,004,319   $1,044,492   $1,179,070   $1,230,949
Alternative loans....................     142,045      142,045      133,112      133,112
Deferred loan origination costs......      17,181           --       16,120           --
Allowance for losses.................      (7,473)          --       (2,252)          --
                                       ----------   ----------   ----------   ----------
Total student loans..................  $1,156,072   $1,186,537   $1,326,050   $1,364,061
                                       ==========   ==========   ==========   ==========

     The fair value of student loans is estimated based on values of recent sales of student loans by the Company.

                             UICI AND SUBSIDIARIES

     FFELP loans are guaranteed as to 98% of principal and accrued interest by the federal government or other private insurers. Certain alternative loans are guaranteed as to 95% of principal and accrued interest by private insurers. The Company has established a reserve for potential losses on the portion of principal and accrued interest not guaranteed by the federal government or other private insurers and for potential losses on uninsured student loans. The reserve is maintained at a level that the Company believes is adequate to absorb estimated credit losses.

     The Company's provision for losses on student loans is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   -------   -----
                                                                   (IN THOUSANDS)
Balance at beginning of year................................  $2,252    $  935    $400
Provisions for losses.......................................   5,221     1,317     535
                                                              ------    ------    ----
Balance at end of year......................................  $7,473    $2,252    $935
                                                              ======    ======    ====

     The Company recognized interest income from the student loans of $115.3 million, $66.4 million and $29.0 million in 2000, 1999 and 1998, respectively.

     During 2000 and 1999, respectively, the Company acquired loans with principal and accrued interest balances of $2.5 million and $409.1 million, respectively. The Company purchased the loans at a (discount) or premium of ($75,000) and $12.8 million, respectively, in accordance with the terms of purchase agreements. The discount or premium is being amortized over the life of the loans or included in the calculation of gain or loss if loans are sold in the secondary market.

     Included in other fees for the year ended December 31, 2000 and 1999 was approximately $7.8 million and $7.4 million, respectively, in gain from the sale of loans. The sold loans had a carrying value of $779.8 million and $397.8 million at the respective dates of sale in 2000 and 1999, respectively.

NOTE G -- POLICY LIABILITIES

     Liability for future policy and contract benefits consists of the following:

                                                     DECEMBER 31,
                                                  -------------------
                                                    2000       1999
                                                  --------   --------
                                                    (IN THOUSANDS)
Life............................................  $270,877   $267,309
Annuity.........................................   158,290    185,467
                                                  --------   --------
                                                  $429,167   $452,776
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

     Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.3%, 5.4% and 5.5% during 2000, 1999 and 1998, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 3.0% to 7.3% during 2000, 4.5% to 7.2% during 1999 and 4.5% to 6.0% during 1998.

                             UICI AND SUBSIDIARIES

     As described in Note H, the Company assumes certain life and annuity business from subsidiaries of AEGON USA, INC. ("AEGON"), utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 4.8% to 5.5% during each of 2000, 1999, and 1998.

     The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                               DECEMBER 31, 2000       DECEMBER 31, 1999
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Direct annuities...........................  $ 85,383    $ 79,577    $ 93,579    $ 90,023
Assumed annuities..........................    72,907      72,494      91,888      91,049
Supplemental contracts without life
  contingencies............................     1,818       1,818       1,885       1,885
                                             --------    --------    --------    --------
                                             $160,108    $153,889    $187,352    $182,957
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

     Activity in the claims liability is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Claims liability at beginning of year, net of related
  reinsurance recoverables...........................  $303,006   $300,695   $248,969
Add:
  Incurred losses, net of reinsurance, occurring
     during:
     Current year....................................   469,248    499,119    577,823
     Prior years.....................................   (15,779)     1,602    (10,151)
                                                       --------   --------   --------
                                                        453,469    500,721    567,672
                                                       --------   --------   --------
  Deduct payments for claims, net of reinsurance,
     occurring during:
     Current year....................................   243,975    272,381    332,056
     Prior years.....................................   202,689    226,029    183,890
                                                       --------   --------   --------
                                                        446,664    498,410    515,946
                                                       --------   --------   --------
Claims liability at end of year, net of related
  reinsurance recoverables (2000 -- $48,297;
  1999 -- $32,937; and 1998 -- $16,603)..............  $309,811   $303,006   $300,695
                                                       ========   ========   ========

                             UICI AND SUBSIDIARIES

     The above reconciliation shows incurred losses related to 2000 and 1998 developed in amounts less than originally anticipated due to better than expected experience. The incurred loss related to 1999 reflects adverse development related to performance of a managed care product.

NOTE H -- REINSURANCE

     In 2000, 1999 and 1998, approximately 13%, 17% and 21%, respectively, of the Company's health premiums and 1%, 1% and 2% of the Company's life premiums were assumed from AEGON. Prior to 1997, the health business assumed was marketed by UGA Inc. and issued through AEGON's insurance subsidiaries. Under the terms of its coinsurance agreement, AEGON's insurance subsidiaries have agreed to cede and the Company has agreed to assume through coinsurance 60% of the health business previously sold by UGA Inc. agents for business written on AEGON's insurance subsidiaries prior to 1998. In 1998, 1999 and 2000, the Company directly issued the health business written by UGA Inc. agents and retained all of the business.

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

     Reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Premiums:
  Premiums Written:
  Direct.............................................  $667,583   $641,308   $608,205
  Assumed............................................   121,063    162,253    229,411
  Ceded..............................................   (76,658)   (70,262)   (45,658)
                                                       --------   --------   --------
  Net Written........................................  $711,988   $733,299   $791,958
                                                       ========   ========   ========
  Premiums Earned:
  Direct.............................................  $663,560   $635,208   $617,867
  Assumed............................................   118,468    164,626    226,024
  Ceded..............................................   (73,077)   (63,247)   (47,269)
                                                       --------   --------   --------
  Net Earned.........................................  $708,951   $736,587   $796,622
                                                       ========   ========   ========

                             UICI AND SUBSIDIARIES

NOTE I -- DEBT

     Set forth below is a summary of the Company's short and long term indebtedness outstanding at December 31, 2000 and 1999 (excluding debt at Academic Management Services Corp.) (see Note J):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Short-term debt:
  Note payable to related party.............................  $18,954   $     --
  Other notes...............................................   18,000        602
  Portion of long-term debt due in 2000.....................    6,317     34,032
                                                              -------   --------
          Total short-term debt.............................  $43,271   $ 34,634
                                                              =======   ========
Long-term debt:
  8.75% Senior Notes........................................  $15,803   $ 19,754
  Line of Credit............................................       --    100,000
  Other notes...............................................   14,025        281
                                                              -------   --------
                                                               29,828    120,035
  Less: amounts due in 2000.................................   (6,317)   (34,032)
                                                              -------   --------
          Total long-term debt..............................  $23,511   $ 86,003
                                                              =======   ========

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The Company made its first scheduled payment on June 1, 1998. The principal amount of the notes outstanding was $15.8 million and $19.7 million at December 31, 2000 and 1999, respectively. The Company incurred $1.5 million, $1.9 million and $2.2 million of interest expense on the notes in the years ended December 31, 2000, 1999 and 1998, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

     In May 1999, the Company entered into a $100 million unsecured credit facility (the "Bank Credit Facility") with a group of commercial banks. Amounts outstanding under the Bank Credit Facility initially bore interest at an annual rate of LIBOR plus 75 basis points (0.75%). At December 31, 1999, the Company had fully drawn on the Bank Credit Facility, of which $50.0 million was used to repay $50.0 million of debt outstanding under the Company's prior bank facility and $50.0 million was used to fund the UMMG and Academic Management Services acquisitions (completed in May 1999 and July 1999, respectively) and current operations. Effective December 31, 1999, the interest rate on amounts outstanding under the Bank Credit Facility was increased to LIBOR plus 100 basis points (1.00%).

     On March 14, 2000, a limited liability company controlled by the Company's Chairman ("Lender LLC") loaned $70.0 million to a newly-formed subsidiary of the Company (the "Lender LLC Loan"). The proceeds of the Lender LLC Loan, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Bank Credit Facility from $100.0 million to $25.0 million. The Lender LLC Loan bore interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

                             UICI AND SUBSIDIARIES

     As part of the March 2000 paydown of indebtedness under the Bank Credit Facility, the Bank Credit Facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) were made applicable solely to Mid-West. Amounts outstanding under the Bank Credit Facility continued to bear interest at LIBOR plus 100 basis points per annum. On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the Bank Credit Facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, assumed 100% of the banks' remaining $6.0 million position in the Bank Credit Facility.

     Effective July 27, 2000, the Company and the Lender LLC completed a further restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company (the "Amended Lender LLC Loan") would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The Amended Lender LLC Loan (a) matured on January 1, 2002,
(b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the original outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

     In addition to scheduled principal payments totaling $3.5 million made during the course of 2000, on October 20, 2000, the Company prepaid the unsecured tranche of the Amended Lender LLC Loan in the amount of $12.5 million, and on November 2, 2000, the Company prepaid an additional $17.4 million of the unsecured tranche and $17.6 million of the secured tranche. Accordingly, at December 31, 2000, the Company had no indebtedness outstanding under the unsecured tranche and $19.0 million outstanding under the secured tranche of the Amended Lender LLC Loan.

     On January 30, 2001, the Company prepaid in full all principal and accrued interest owing on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in liquidation of UCNB, and the lender's security interest in 100% of the capital stock of Mid-West was released in full.

     On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bears interest at the per annum rate of 11.0%, matures on August 1, 2001, is secured by a pledge of all of the assets of the offshore companies, and is guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill liquidity needs at the parent company. At December 31, 2000, the outstanding balance on the loan was $18.0 million, and at March 5, 2001, the outstanding balance on the loan was $6.0 million.

     Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bears interest at LIBOR plus 150 basis points (1.5%) (7.9% at December 31, 2000), and is payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity of June 30, 2005. The note was delivered to discharge an account payable by UCS in the amount of $10.0 million owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company (included in net liabilities of discontinued operation).

                             UICI AND SUBSIDIARIES

     Effective October 1, 2000, the Company's AMS subsidiary amended the terms of its unsecured term loan facility (under which, at December 31, 2000, $21.3 million of indebtedness was outstanding) to eliminate all financial covenants. In connection with the amendment of the facility, UICI (the parent company) agreed to unconditionally guarantee the payment when due of such indebtedness. The note matures on June 30, 2001.

     Effective May 17, 1999, the Company terminated a $12.0 million revolving credit note with AEGON. The Company did not borrow on this revolving credit note during 1999.

     Principal payments required in each of the five years are as follows:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................     $43,271
2002...................................................       6,331
2003...................................................       6,647
2004...................................................       9,033
2005...................................................       1,500

     The carrying amounts of the Company's short-term debt approximate fair values.

     The fair value of the long-term debt was $30.7 million and $120.8 million at December 31, 2000 and 1999, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Total interest paid was $6.9 million, $7.4 million and $3.1 million in the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE J -- STUDENT LOAN CREDIT FACILITIES

     Following is a summary of debt outstanding under student loan credit facilities at Academic Management Services Corp. ("AMS").

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Short-term debt:
  Lehman Warehouse Line of Credit...........................  $  113,389   $  318,735
  Bank of America Warehouse Line of Credit..................          --       79,004
  Portion of long-term debt due in 2001.....................     639,791       10,917
                                                              ----------   ----------
          Total short-term debt.............................  $  753,180   $  408,656
                                                              ==========   ==========
Long-term debt:
  Auction Rate notes........................................  $  404,990   $  432,790
  Floating Rate notes.......................................     198,094      229,000
  Commercial Paper..........................................     618,374      639,235
  Other notes...............................................      23,209       31,584
                                                              ----------   ----------
                                                               1,244,667    1,332,609
  Less: amounts due in 2001.................................    (639,791)     (10,917)
                                                              ----------   ----------
          Total long-term debt..............................  $  604,876   $1,321,692
                                                              ==========   ==========

     On June 11, 1999, an AMS special purpose financing subsidiary sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes at an initial interest rate of

                             UICI AND SUBSIDIARIES

5.038%. The notes were sold in two tranches (Class A-1 and Class A-2) and mature in November 2022. The interest rate (6.95% for Class A-1 and 6.9% for Class A-2 at December 31, 2000) on the notes will be reset monthly by an auction process. The notes received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services. The outstanding balance of the Notes at December 31, 2000 and 1999 was $290.0 million and $317.8 million, respectively.

     In July 1999 AMS entered into a $30.0 million loan agreement with Bank of America, N.A. the proceeds of which were used to partially finance the acquisition of Academic Management Services, Inc. (AMS's tuition installment payment business). The note requires quarterly principal payments beginning December 1999 and matures on June 30, 2001. Effective October 1, 2000, AMS amended the terms of the agreement governing the terms of the note to eliminate all financial covenants. In connection with the amendment of the loan agreement, UICI agreed to unconditionally guarantee the payment when due of such indebtedness. The note bears interest at prime plus 0.5% (9.5% at December 31, 2000). The balance at December 31, 2000 and 1999 was $21.3 million and $28.8 million, respectively.

     Effective August 6, 1999 AMS completed a closing and funding of $515.0 million of its $650.0 million single seller asset-backed commercial paper conduit, pursuant to which commercial paper may be issued from time to time with maturities from one to 270 days. Approximately $618.4 million and $639.2 million of commercial paper was issued and outstanding under the facility at December 31, 2000 and 1999, respectively. At December 31, 2000, commercial paper issued under this facility had interest rates ranging from 6.45% to 6.75%. Liquidity support is provided by a separate banking facility. Under the terms of the program, in the event the support facility is activated, borrowings thereunder would be repaid using collections of underlying student loans, would bear interest at LIBOR plus seventy-five (75) basis points and would mature in August 2034. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively.

     On October 7, 1999, AMS completed a $344.0 million financing of three classes of notes. The $229.0 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate to be reset quarterly. The Class A-1 notes, with an outstanding balance of $198.1 million and $229.0 million at December 31, 2000 and 1999, respectively, have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes, the entire original amount of which remained outstanding at December 31, 2000 and 1999, were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate (6.72% at December 31, 2000) on these notes is reset quarterly pursuant to auctions conducted by Lehman Brothers and BancAmerica Securities. Legal final maturity of the Class A-2 and Class A-3 notes is July 27, 2000. Lehman Brothers and BancAmerica Securities were the initial purchasers of all three classes of notes. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA respectively.

     Until July 2000, AMS had a line of credit outstanding with a commercial bank, secured by the AMS student loan portfolio. The maximum amount outstanding under this line during 2000 was approximately $97.0 million, with an average monthly balance of approximately $37.5 million.

     AMS has a note payable to Fleet National Bank in the outstanding principal amount of $2.0 million and $2.1 million at December 31, 2000 and 1999, respectively, maturing June 30, 2004. The note bears interest at 8.3% at December 31, 2000, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

     In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially (approximately $13.0 million at December 31, 2000) guaranteed by the Company. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of

                             UICI AND SUBSIDIARIES
each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150.0 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $113.4 million and $318.8 million at December 31, 2000 and 1999, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points (7.4% at December 31, 2000). The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program, which loans are guaranteed by the federal government, or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

     In December 1998, AMS sold $357.4 million of loans to a trust which issued floating rate student loan asset-backed securities in a private offering. The Company has partially guaranteed the performance of the loans. The AAA rated Class A securities were acquired by a financial institution. The Class A securities had a variable interest rate of LIBOR plus 75 basis points. The trust could issue up to $550.0 million of securities with a maturity of 30 years. At December 31, 1998, the trust had issued Class A securities totaling $350.2 million and the interest rate on the Class A securities was 6.38%. The Company's borrowings vary to reflect current interest rates and carrying amounts approximate fair value. In connection with its August 1999 commercial paper program, the Company redeemed these notes.

     Principal payments required in each of the five years are as follows:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................     $753,180
2002...................................................          167
2003...................................................          167
2004...................................................        1,458
2005...................................................           --

     During the year ended December 31, 2000 and 1999, AMS paid total interest on borrowings in the amount of $100.4 million and $57.5 million, respectively.

                             UICI AND SUBSIDIARIES

NOTE K -- FEDERAL INCOME TAXES

     Deferred income taxes for 2000 and 1999 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred liabilities and assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Deferred policy acquisition and loan origination..........  $ 23,192   $ 22,794
  Investment in subsidiaries................................     4,536      4,536
  Other.....................................................     3,578      6,838
                                                              --------   --------
          Total gross deferred tax liabilities..............    31,306     34,168
                                                              --------   --------
Deferred tax assets:
  Loss on disposal of discontinued operation................    11,936     45,500
  Policy liabilities........................................    27,733     21,690
  Unrealized loss on securities.............................     5,250     15,668
  Allowance for losses on investments.......................        --     12,136
  Operating loss carryforwards..............................    22,254     13,533
  Capital loss carryforwards................................         7        404
  Annual credit card fees...................................        --      6,139
  Accrued expenses..........................................     7,243      7,064
  Tax credit carryovers.....................................     2,185         --
  Other.....................................................     4,098      2,966
                                                              --------   --------
          Total gross deferred tax assets...................    80,706    125,100
Less: valuation allowance...................................   (16,451)    (6,683)
                                                              --------   --------
          Deferred tax assets...............................    64,255    118,417
                                                              --------   --------
Net deferred tax asset......................................  $ 32,949   $ 84,249
                                                              ========   ========

     The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance was an increase of approximately $9.8 million for 2000 and an increase of approximately $5.0 million for 1999. The 2000 and 1999 increases in the valuation allowance arise primarily from AMS, which files a separate income tax return. The Company was not able to recognize any tax benefit associated with the significant net operating losses of AMS, which is not part of the Company's consolidated group for tax purposes.

                             UICI AND SUBSIDIARIES

     The provision for income tax expense (benefit) consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
From operations:
  Continuing operations:
     Current tax expense..............................  $ 31,764   $ 17,737   $18,682
     Deferred tax expense (benefit)...................     1,980       (135)   (2,943)
                                                        --------   --------   -------
          Total from continuing operations............    33,744     17,602    15,739
                                                        --------   --------   -------
  Discontinued operations:
     Current tax expense (benefit)....................   (54,906)   (21,039)   15,299
     Deferred tax expense (benefit)...................    42,306    (75,134)      939
                                                        --------   --------   -------
          Total from discontinued operation...........   (12,600)   (96,173)   16,238
                                                        --------   --------   -------
          Total.......................................  $ 21,144   $(78,571)  $31,977
                                                        ========   ========   =======

     The Company's effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                             2000       1999       1998
                                                             ----   ------------   ----
Statutory federal income tax rate..........................  35.0%      35.0%      35.0%
Small life insurance company deduction.....................  (1.3)       0.6       (0.6)
Operating loss not benefited...............................  15.8       (2.2)        --
Low-income housing credit..................................  (1.7)       0.5         --
Taxable distributions......................................   1.5         --         --
Nondeductible compensation expenses........................   2.2         --         --
Other items, net...........................................   2.2        0.7       (1.1)
                                                             ----       ----       ----
  Effective income tax rate applicable to continuing
     operations............................................  53.7%      34.6%      33.3%
                                                             ====       ====       ====

     Under pre-1984 federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account." These amounts are not taxable unless a life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, these amounts are distributed to the Company, or these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $11.7 million at December 31, 2000. For the taxable years ended December 31, 1999 and 2000, The MEGA Life and Health Insurance Company (MEGA) did not qualify as a life insurance company for federal income tax purposes. Accordingly, taxes and interest of approximately $3.5 million have been provided in 1999 and 2000 on MEGA's policyholders' surplus account of $8.7 million.

     At December 31, 2000, certain acquired subsidiaries of the Company had aggregate federal tax loss carryforwards of $5.6 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $2.0 million in 2001, $658,000 per year from 2002 through 2006, and $388,000 in 2007.

     Total federal income taxes paid in prior years and recovered during 2000 total $40.8 million. Total federal income taxes paid were $11.8 million, $40.2 million and $15.7 million for 2000, 1999 and 1998, respectively.

                             UICI AND SUBSIDIARIES

     UICI, MEGA, two other non-life insurance subsidiaries and all of the Company's non-insurance subsidiaries (other than AMS) file a consolidated federal income tax return. AMS and the Company's life insurance subsidiaries all file separate federal income tax returns.

     The Company has interests in several limited liability corporations that file separate tax returns. The Company's consolidated results of operations reflect 100% of the income from these companies.

NOTE L -- STOCKHOLDERS' EQUITY

     On August 11, 2000, the Company issued to the UICI Employee Stock Ownership and Savings Plan ("the Employee Plan") 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note, which matures in three years and is secured by a pledge of the purchased shares. See Note O.

     In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through March 13, 2001, the Company had purchased an additional 807,700 shares pursuant to the program. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

     Effective September 15, 1999, the Company entered into an Assumption Agreement with a related party (see Note M), pursuant to which UICI agreed to assume and discharge an unfunded obligation to purchase and transfer to independent sales agents, representatives and independent organizations, in consideration of a cash payment made by the related party to the Company in the amount of $10.1 million, representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15, 1999). On October 29, 1999, the Company received the cash payment.

     In 1999, the Company entered into a put/call agreement on the Company's common stock with a related party. See Note M.

     Pursuant to the Company's Executive Stock Purchase Program, during 1998 and 1999 the Company extended loans to officers, directors and employees in the amount of $3.3 million and $2.9 million, respectively, the proceeds of which were used to purchase Company Common Stock. The six-year term loans bear interest at 5.22%-5.37% per annum, and interest is payable quarterly. Loans are full recourse to borrowers and are payable in full upon the occurrence of certain events. The terms of the loans were significantly modified during the year ended December 31, 2000. See Note O.

     Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note K on federal income taxes. The minimum statutory capital and surplus requirements of the Company's domestic insurance subsidiaries at December 31, 2000 was $37.1 million.

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain limitations based on statutory surplus and net income. At December 31, 2000, the Company's domestic insurance companies could pay aggregate dividends to the parent company of approximately $47.4 million without prior approval by statutory authorities.

                             UICI AND SUBSIDIARIES

     Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net income...........................................  $ 45,688   $ 50,761   $  4,804
Stockholders' equity.................................  $286,275   $287,360   $227,167

     The Company's insurance subsidiaries statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Oklahoma, Tennessee, or Texas Insurance Departments. Currently, "prescribed" statutory accounting practices are interspersed throughout state insurance laws and regulations, the NAIC's Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. The domiciled states of the Company's insurance subsidiaries (Oklahoma, Tennessee and Texas) have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting practices adopted to conform to the revised Accounting Practices and Procedures Manual will be reported as an adjustment to surplus as of January 1, 2001 in the Company's statutory statements. The impact of these changes did not result in a reduction in the Company's statutory-basis capital and surplus as of adoption.

NOTE M -- RELATED PARTY TRANSACTIONS

  Introduction

     Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest ("Jensen Affiliates").

     Under the Company's by-laws, any contract or other transaction between the Company and any director (or company in which a director is interested) is valid for all purposes if the interest of such director is disclosed or known and such transaction is authorized by a majority of directors not interested in the transaction. Prior to March 2000, the Board of Directors had adopted a policy requiring that, where Mr. Jensen was the interested director, a contract or transaction with Mr. Jensen or other company in which Mr. Jensen had a substantial ownership interest (i.e., at least 30% of the outstanding equity of such company) be approved by a majority of the directors of the Company who were not employees of the Company or its subsidiaries. While the Company believes that during 1999 the Board of Directors was apprised of and reviewed in advance all significant transactions between all Jensen Affiliates and the Company, the formal Board policy governing independent approval did not strictly apply to a contract or transaction involving payments of less than $500,000 in any twelve month period or less than $2.5 million over the life of such contract or transaction. Mr. Jensen has never voted with respect to any matter in which he or his children have or have had an interest.

     On March 20, 2000, the Board of Directors accepted the recommendations of the Special Litigation Committee to amend the Company's policy for related-party transactions (1) to require (i) until March 20,

                             UICI AND SUBSIDIARIES

2001, prospective review and approval by a majority of the "Disinterested Outside Directors" of any contract or transaction with a related party involving payments of $60,000 or more over the life of any contract, and (ii) after March 20, 2001, review and approval of any contract or transaction with a related party involving payments of $250,000 or more in any twelve-month period or $1.0 million over the life of the contract and (2) defining a "related-party" as a person or entity that is an "affiliate" of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest. A "Disinterested Outside Director" is any director of UICI who is an employee of neither the Company nor any affiliate of the Company and otherwise holds no interest in any person or entity with which the Company proposes to enter into a transaction in question. Formal amendments to the Company's related party transactions policies and procedures, incorporating the Special Litigation Committee's recommendations, were adopted and approved by the Board of Directors of UICI at the Board's annual meeting held on June 8, 2000.

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

     In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all renewal commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The renewal commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of renewal commissions payable to SIR on co-insured policies issued by AEGON. During 2000, 1999, and 1998, SIR received insurance renewal commissions of $7.7 million, $10.1 million and $20.9 million, respectively, on the policies previously issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2000, 1999, and 1998, SIR received renewal commissions of $2.9 million, $3.3 million and $4.7 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

     In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions on any new business written by the UGA agency force after January 1, 1997. During the years ended December 31, 2000, 1999 and 1998, the Company paid to SIR the amount of $1.1 million, $677,000 and $274,000, respectively, pursuant to this arrangement.

     In 1986 and 1996, respectively, SIR established, for the benefit of its independent insurance agents, independent sales representatives and independent organizations associated with SIR, the Agency Matching Total Ownership Plan I and the Agency Matching Total Ownership Plan II (collectively, the "Plans"), entitling participants to purchase and receive Company Common Stock. In connection with SIR's transfer to the Company of SIR's agency operations effective January 1, 1997, SIR agreed to retain the liability to fund

                             UICI AND SUBSIDIARIES
the Plans to the extent of 922,587 shares of UICI Common Stock, representing the corresponding number of unvested AMTOP Credits (as defined in the Plans) at January 1, 1997. As of August 30, 1999, the liability of SIR to fund the Plans remained undischarged to the extent of 369,174 shares of UICI Common Stock (the "Unfunded Obligation").

     Effective September 15, 1999, SIR and the Company entered into an Assumption Agreement, pursuant to which UICI agreed to assume and discharge the Unfunded Obligation, in consideration of a cash payment made by SIR to the Company in the amount of $10.1 million representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). On October 29, 1999, SIR funded the cash payment.

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.50% of the Company's outstanding Common Stock. To ensure that the dollar value of the Unfunded Obligation will not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The call/put price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement. In November 2000, the Company extended until March 31, 2001 the period during which OUI may exercise its initial put right under the Put/Call Agreement.

     During 1995, the Company and SIR entered into a three-year agreement entitling the Company to receive a 20% interest in the profits or losses relating to certain lead generation activities of SIR. In accordance with this arrangement, SIR paid to the Company $600,000 in 1998.

     During 2000, 1999 and 1998, the Company received $2,000, $163,000 and $13,000, respectively, from SIR as reimbursement of office supply and occupancy expenses.

  RICHLAND STATE BANK

     Richland State Bank ("RSB") is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. Prior to the chartering of United Credit National Bank in February 1997, the Company's United CreditServ subsidiary (formerly the Company's Credit Services division) utilized RSB to issue credit cards bearing the name of RSB for the Company's ACE and AFCA credit card programs. The agreement governing the terms of the issuance of such credit cards provided that UICI would pay to RSB a fee in the amount of $0.50 per card issued for each month a credit card bearing the RSB name remained outstanding. In 2000, 1999 and 1998, the Company paid fees in the amount of $33,000, $108,000 and $188,000, respectively, pursuant to this agreement. The agreement terminated on June 30, 2000.

     In accordance with the terms of a Receivable Purchase Agreement, through May 31, 1998 UICI purchased from RSB at par value for cash all receivables generated under the ACE program. Pursuant to this program, during the year ended December 31, 1998, the Company purchased from RSB credit card receivables in the amount of $265,000.

     Until September 30, 2000, the Company's United CreditServ unit processed and serviced credit cards issued by RSB, at a monthly rate of $5.25 per account. The Company received $856,000, $1.5 million and $647,000 from RSB for services performed in connection with processing and marketing of credit cards in 2000, 1999 and 1998, respectively.

                             UICI AND SUBSIDIARIES

     RSB has also originated student loans for Academic Management Services Corp. ("AMS") and resold originated loans to AMS at par less an origination fee of 31 basis points (0.31%). In 1998, RSB originated $21.6 million in student loans for AMS and received $67,000 in origination fees. During 1999, RSB originated $59.8 million aggregate principal amount of student loans for AMS, for which it received $176,000 in origination fees. During 2000, RSB originated $80.9 million aggregate principal amount of student loans for AMS, for which it received $245,000 in origination fees. The agreement governing the terms of RSB's origination services for AMS expires on January 20, 2002.

     At December 31, 1998, the Company had loans outstanding owing to RSB in the aggregate principal amount of $497,000, which bore interest at annual rates ranging from 9% to 9.25%. The loans were paid in full in August 1999.

     RSB has also historically provided student loan origination services for the Company's College Fund Life Division. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999, RSB originated student loans and resold such loans to UICI Funding Corporation ("Funding") (a wholly owned subsidiary of UICI) at par (plus accrued interest) less an origination fee of 31 basis points (0.31%). Effective June 12, 2000, RSB and Funding amended the agreement to provide that student loans originated by RSB would be resold to Funding at par (plus accrued interest). Funding, in turn, resells the loans to the College Fund Life Division of The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of UICI) ("MEGA") and to the College Fund Life Division of Mid-West National Life Insurance Company of Tennessee (a wholly- owned subsidiary of
UICI) ("Mid-West"). During 2000 and 1999, RSB originated $19.5 million and $15.3 million aggregate principal amount, respectively, of student loans for MEGA and Mid-West, for which it received origination fees in the amounts of $12,000 and $47,000, respectively.

     During 2000 and 1999, RSB collected on behalf of, and paid to, Funding $1.7 million and $1.3 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans.

     In June 1999, RSB entered into a service agreement with the College Fund Life Division of MEGA and Mid-West pursuant to which MEGA and Mid-West provide underwriting services to permit RSB to approve prospective student loans. During 1999, RSB paid to MEGA and Mid-West administrative fees for such services in the amounts of $165,000 and $300,000, respectively. During 2000, RSB paid to MEGA and Mid-West administrative fees for such services in the amounts of $149,000 and $328,000, respectively.

     During 2000 and 1999, the Company received from RSB interest income in the amount of $37,000 and $5,000, respectively, on money market reserve accounts maintained at RSB by the Company.

  SPECIALIZED ASSOCIATION SERVICES, INC.

     Pursuant to an agreement entered into in July 1998, Specialized Association Services, Inc. ("SAS") (which is owned by Mr. Jensen's adult children) regularly pays UICI Marketing for certain benefits (e.g., National Motor Club memberships) provided to association members. UICI Marketing, in turn, purchases such benefits from third parties (including, in some cases, the Company). The Company believes that the fees earned by UICI Marketing as a percentage of UICI Marketing's cost of benefits during 2000 and 1999 was approximately 29% and 23%, respectively, which is prior to any allocation of overhead. During 2000, 1999 and 1998, SAS paid to MEGA $9.7 million, $6.0 million and $900,000, respectively, pursuant to this arrangement.

     During 2000, 1999 and 1998, the Company paid to SAS $-0-, $151,000 and $-0-, respectively, for telemarketing services. During 2000, 1999 and 1998, the Company paid to SAS $176,000, $166,000 and $214,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $7,000, $32,000 and $95,000 during 2000, 1999 and 1998, respectively, for reimbursement of expenses. During 2000, 1999 and 1998, SAS paid to MEGA $325,000, $325,000 and $114,000, respectively, for leased office facilities.

                             UICI AND SUBSIDIARIES

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

     During 2000, 1999 and 1998, the Company provided to HMA leased facilities and data processing, accounting, management and administrative services. The Company received fees of $34,000, $3.5 million and $9.2 million in 2000, 1999 and 1998, respectively, and the Company paid HMA $-0-, $273,000 and $69,000 in 2000, 1999 and 1998, respectively, for certain claims processing services performed by HMA. During 1998, the Company loaned HMA $910,000, which loan was repaid in full in 1998 with interest at prime plus two percent.

     During 2000, 1999 and 1998, Insurdata Marketing Services received commissions from HMA in the amount of $38,000, $630,000 and $-0-, respectively.

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to approximately $4.0 million (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999.

  NETLOJIX COMMUNICATIONS, INC. (FORMERLY AVTEL COMMUNICATIONS, INC.)

     NetLojix Communications, Inc. ("NetLojix") provides long distance voice telecommunications services to the Company and its subsidiaries, pursuant to a series of agreements originally executed in 1998 and most recently renegotiated and extended in September 2000. Mr. Jensen and his adult children own beneficially in the aggregate approximately 59% of the issued capital stock of NetLojix.

     The Company's current agreement with NetLojix expires on October 31, 2002 and requires UICI to purchase a minimum of $86,000 in service per month at a rate of $0.0299 per minute for interstate calls and $0.070 per minute, or $0.075 per minute, depending on the state, for intrastate calls. The Company's prior agreement (which was effective August 1, 1999 and terminated on October 31, 2000) required UICI to purchase a minimum of $200,000 in service per month at a rate of $0.035 per minute for interstate calls and $0.075 per minute for intrastate calls. Effective August 1, 1998, UICI and NetLojix entered into a one year long distance service agreement (the "1998 NetLojix Agreement"), which required UICI to purchase a minimum of $120,000 in service per month at a rate of $0.052 per minute for interstate calls and $0.088 per minute for intrastate calls. Pursuant to the terms of a separate agreement, dated March 1, 1999, NetLojix also provided UICI Marketing (a division of UICI) with long distance service for a period of five months ended July 31, 1999, which agreement required UICI Marketing to purchase a minimum of $4,209 in service per month at rate of $0.048 per minute for interstate calls and either $0.081 per minute or $0.084 per minute, depending on the state, for intrastate calls.

                             UICI AND SUBSIDIARIES

     The Company (including UICI Marketing) paid NetLojix in the aggregate $4.0 million, $4.4 million (including $254,936 paid pursuant to the separate agreement with UICI Marketing) and $2.4 million in 2000, 1999 and 1998, respectively, for long distance telecommunications services.

     Pursuant to the terms of an agreement, dated August 1, 1998, between the Company and Special Investment Risks, Ltd. ("SIR") (which is wholly owned by Mr. Jensen), SIR agreed to reimburse the Company to the extent that the rates charged by NetLojix pursuant to the 1998 NetLojix Agreement exceeded the quoted rates of a non-affiliated provider. In accordance with the terms of that agreement, during the year ended December 31, 1999 and 1998, the Company received from SIR reimbursement payments of $192,000 and $114,000, respectively. The agreement expired in 1999.

     At December 31, 2000, 1999 and 1998, the Company had accounts payable owing to NetLojix under the services agreement in the amount of approximately $270,000, $404,000 and $252,000, respectively.

  EXCELL GLOBAL SERVICES, INC.

     Excell Global Services, Inc. ("Excell Global") (in which Mr. Jensen, Mr. Mutz, President and Chief Executive Officer of the Company, and an officer of United CreditServ serve as directors and in which Mr. Jensen and Mr. Mutz are beneficial holders of 57.2% and 14.6%, respectively, of the outstanding equity) is a holding company, the principal subsidiary of which is Excell Agent Services, LLC ("Excell"). Excell Global and members of management of Excell Global hold, in the aggregate, 99% of the equity interest in Excell, and Mr. Jensen holds the remaining 1% equity interest. Excell provides telephone directory assistance services. During 1999, Excell and MEGA entered into a consulting arrangement, pursuant to which Excell was engaged on a project basis to provide advisory and consulting services to MEGA with regard to call center matters. During 1999, MEGA paid to Excell the amount of $48,000 for such services.

     In November 1994, UICI extended a $10.0 million line of credit to Excell. The terms of the line of credit were renegotiated in 1997 to provide for additional collateral, to decrease the interest rate to prime from prime plus 4% and to extend the maturity of the loan to December 31, 1998 from September 30, 1998. The line of credit was secured by a pledge of securities owned by Mr. Jensen. Excell repaid $2.5 million in 1997 and the remaining balance of $7.5 million was repaid in May 1998. During the year ended December 31, 1998, the Company earned interest on this loan in the amount of $262,000.

     In January 1999, the Company sold to Excell a stop loss policy issued by MEGA. During 2000 and 1999, Excell paid to the Company total premiums on such policy in the amount of $-0- and $153,000, respectively. Excell paid to the Company $53,000 in 2000 for medical administration fees.

  ONWARD AND UPWARD, INC. AND OTHER ENTITIES OWNED BY THE JENSEN ADULT CHILDREN

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), the holder of approximately 6.5% of the Company's outstanding Common Stock.

     During 1998, the Company acquired from OUI and Mr. Jensen's adult children a 15.9% interest and 5.6% interest, respectively, in the Company's subsidiary, The Chesapeake Life Insurance Company, for a purchase price of $4.5 million (of which $2.0 million and $2.5 million was paid to OUI and Mr. Jensen's adult children, respectively). The purchase price was based on a predetermined formula that approximated GAAP book value. OUI also holds a 21% equity interest in U.S. Managers Life Insurance Company, Ltd., a subsidiary of the Company. The Company has a right-of-first-offer to purchase from OUI, and OUI has a corresponding put right to sell to the Company, OUI's 21% equity interest in U.S. Managers Life Insurance Company, Ltd. at a price equal to 21% of the book value of U.S. Managers Life Insurance Company, Ltd. (determined in accordance with generally accepted accounting principles) at the date of purchase.

                             UICI AND SUBSIDIARIES

     For the six-month period ended July 1, 1998, Core Marketing, Ltd. (in which the Jensen adult children held 100% of the equity interest) generated sales leads for the agents of the Company. The Company paid $7.5 million for the leads in 1998. In 1998, the Company purchased certain assets of Core Marketing, Ltd. for a purchase price of $2.8 million.

     In 2000, 1999 and 1998, the Company paid $144,000, $147,000 and $2,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 99%) for printing services.

  TESIA CORPORATION (FORMERLY PAPERLESS ADJUDICATION LTD.)

     During 1993, Mr. Jensen and the Company agreed to jointly invest in Tesia Corporation ("Tesia"), which seeks to develop a paperless system for insurance claims administration and adjudication. Mr. Jensen holds a 34.6% and Mr. Jensen's five adult children hold in the aggregate a 7.9% equity interest in Tesia. At December 31, 1998, the Company had written off its aggregate investment of $6.1 million made prior to 1999, of which $-0- was made during 1998. In September 1999, the Company invested an additional $119,000 in Tesia in exercise of its preemptive rights as part of a private placement offering of equity interests by Tesia. During 2000, the Company made no additional investment in Tesia.

     At December 31, 2000, 1999 and 1998, the Company held a 16.1%, 23.0% and 29.9% equity interest, respectively, in Tesia. After recognizing its share (16.1%, 23.0% and 29.9% in 2000, 1999, and 1998, respectively) of Tesia's operating losses, at December 31, 2000, 1999 and 1998, the Company's carrying value of its investment in Tesia was $-0- for each such year.

     In the year ended December 31, 2000, 1999 and 1998, the Company received $-0-, $8,400, and $-0-, respectively, from Tesia for commissions and reimbursement of expenses.

  IMPACT PRODUCTIONS, INC.

     In 1998, the Company acquired a 90% interest in Impact Productions, Inc. ("Impact") from one of Mr. Jensen's adult children for a total price of $236,000, which approximated the net book value of the assets as of the purchase date. The adult child of Mr. Jensen retains a 10% equity interest in Impact. During 2000, 1999 and 1998, the Company paid to Impact $-0-, $111,000 and $319,000, respectively, for promotional services.

     During 2000, 1999 and 1998, Impact paid the Company $79,000, $13,000 and $17,000, respectively, for reimbursement of expenses.

  INTERACTIVE MEDIA WORKS, INC.

     During 2000, 1999 and 1998, United Membership Marketing Group, LLC (an indirect wholly-owned subsidiary of the Company) paid Interactive Media Works, LLC (in which Mr. Jensen held a 72.5% equity interest) the amount of $-0-, $1,435,000 and $-0-, respectively, for voice activation services related to the Company's credit card operation.

  SMALL BUSINESS SHOWCASE, INC. ("SBS")

     Cornerstone Marketing of America (a division of Mid-West) paid to Small Business Showcase, Inc. ("SBS") (which was owned by one of Mr. Jensen's adult children until March 2000) $333, $11,000 and $-0-in 2000, 1999 and 1998,
respectively, for lead generation services.

     In 2000, 1999 and 1998, SBS paid to subsidiaries of the Company $13,000, $659,000 and $-0-, respectively, for generating Internet leads.

                             UICI AND SUBSIDIARIES

  WINTERBROOK VSO, LLC

     During 2000, 1999 and 1998, Insurdata Imaging Services, LLC (an indirect wholly-owned subsidiary of the Company) paid WinterBrook VSO, LLC (in which Mr. Jensen holds a controlling interest) $-0-, $258,000 and $-0-, respectively, representing run-off commissions relating to the marketing and sale of satellite imaging systems.

  PURCHASE OF SERIES B CERTIFICATES

     On December 31, 1999, the Company sold to Mr. Jensen for an aggregate of $10.0 million in cash (representing 100% of the principal amount thereof) (a) a Class B 8.25% Asset Backed Certificate, Series 1998-1, in the outstanding principal amount of $4.1 million; (b) a Class B 10.00% Asset Backed Certificate, Series 1997-1, in the outstanding principal amount of $3.0 million; and (c) a Class B 10.00% Asset Backed Certificate, Series 1996-1, in the outstanding principal amount of $2.9 million (collectively the "Series B Certificates"). The Series B Certificates were created as part of the Company's securitizations of credit card receivables issued in 1996, 1997 and 1998 generated by the Company's credit card operations. The Class B Certificates were liquidated and paid off at par from a portion of the proceeds of the September 2000 sale of the non-cash assets associated with the Company's credit card unit.

  SALE OF SUNTECH PROCESSING SYSTEMS, LLC

     In 1996, the Company invested $4.0 million in exchange for a 100% Class A and a 40% Class B membership interest in Cash Delivery Systems, LLC ("CDS"), formerly known as Sun Network Technologies. The remaining 60% Class B membership interest was held by Sun Communications, Inc. ("Sun"). At the time of the Company's investment, CDS was engaged in the business of owning and placing automated teller machines ("ATMs") and processing ATM transactions. In connection with the Company's investment in CDS, Mr. Jensen executed an agreement pursuant to which Mr. Jensen agreed to indemnify the Company for any loss or reduction in value of the Company's Class A membership contribution and granted an option to the Company to put the Class A membership interest to Mr. Jensen for $4.0 million. CDS and Mr. Jensen then invested $80,000 and $20,000 in Sun Tech Processing Systems, LLC ("STP") in exchange for an 80% and 20% membership interest, respectively. In addition, Mr. Jensen agreed to loan up to $6.0 million to STP, secured by all property acquired with the funds advanced. No funds were drawn down on this commitment.

     In accordance with an Agreement dated March 1997 and effective December 31, 1996 (the "March 1997 Agreement"), the Company, Mr. Jensen, Sun, CDS, and STP restructured these investments as follows:

     - CDS and Mr. Jensen withdrew their membership contributions from STP and the agreement to advance up to $6.0 million to CDS was canceled.

     - STP issued to the Company and Sun a new 80% and 20% Class B membership interest for $800 and $200, respectively.

     - The Company invested an additional $2.0 million in STP in exchange for a 100% Class A membership interest.

     - The Company sold its entire Class A and Class B membership interests in CDS to Mr. Jensen for $854,000, which represented the net book value of the Company's interest in CDS before the transfer of the ATM transaction processing business to STP. In addition, Sun transferred a 40% interest in CDS to Mr. Jensen. Giving effect to these transactions, Mr. Jensen and Sun owned 80% and 20% of the Class B membership interests of CDS, respectively, and Mr. Jensen owned 100% of the Class A membership interests of CDS.

                             UICI AND SUBSIDIARIES

     - Mr. Jensen agreed to provide financing to CDS in the total amount of approximately $12.0 million to pay off outstanding CDS indebtedness, approximately $2.0 million of which was to be unsecured. As of March 1997, Mr. Jensen had paid on behalf of CDS approximately $10.3 million.

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

     In February 1998, the assets of STP were sold to an unrelated party for $17.5 million, and in 1998 the Company recognized a gain in the total amount of $9.7 million on the sale. As discussed below, the ultimate outcome of the appeals in the Sun Litigation may have an impact on this recorded gain. Consistent with its understanding of the March 1997 Agreement, in the first quarter of 1998 the Company recorded a gain of $2.3 million (representing the distribution due to its Class A and Class B interests in STP, assuming funds were advanced to CDS to retire Mr. Jensen's debt and redeem his Class A interest in CDS). In April 1998, Sun filed certain claims in District Court in Dallas County, Texas concerning the distribution of the proceeds from the sale of the STP assets. The core issue of the suit was whether the provisions of the March 1997 Agreement would require that STP make a loan or advance to CDS out of the proceeds of the STP sale so that CDS could repay the loans made by Mr. Jensen to CDS and redeem Mr. Jensen's Class A preferred membership interest in CDS. The liquidator appointed to rule on the proper distribution ruled that the proceeds should be distributed in a manner different than had previously been applied by the Company in the first quarter of 1998.

     While the net effect of any loan or advance to CDS would be to reduce the funds available for STP to distribute to the Company and Sun, Mr. Jensen has agreed, pursuant to an agreement reached with the Company in June 1998 (the "Assurance Agreement"), that, if UICI receives less than $15.1 million in the pending Sun Litigation, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.1 million.

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

     On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas reversed the trial court's judgment as to UICI's liability for attorneys' fees and its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. On December 8, 2000, the Appeals Court

                             UICI AND SUBSIDIARIES
affirmed its earlier decision and denied the Company's, Mr. Jensen's and Sun's respective motions for rehearing.

     In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10.0 million to CDS to allow CDS to satisfy certain creditor and preferred equity claims, owed primarily to Mr. Jensen. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with the Assurances Agreement, Mr. Jensen has agreed that, if UICI receives less than $15.1 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.1 million. The Assurance Agreement also restricts the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in CDS.

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

     Mr. Jensen's proposal to purchase UICI's 80% interest in STP contemplated by Proposal A may be subject to the consent of Sun. The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but Sun was unwilling to grant such consent and objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal
B. On November 22, 2000, the Court in the Company's pending Shareholder Derivative Litigation (see Note N of Notes to Consolidated Financial Statements) approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun to consent to Proposal A and/or Proposal
B. The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. Sun subsequently moved to abate the separate suit.

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

  MARCH 2000 LOAN

     On March 14, 2000, a limited liability company controlled by Mr. Jensen ("Lender LLC") loaned $70.0 million (the "Lender LLC Loan") to a newly formed subsidiary of the Company. The proceeds of the

                             UICI AND SUBSIDIARIES

Lender LLC Loan, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Company's Bank Credit Facility from $100.0 million to $25.0 million. The Lender LLC Loan bore interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

     In connection with the March 2000 paydown of indebtedness outstanding under the Bank Credit Facility, the Bank Credit Facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) were made applicable solely to Mid-West. Amounts outstanding under the Bank Credit Facility continued to bear interest at LIBOR plus 100 basis points per annum. On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the Bank Credit Facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, assumed 100% of the banks' remaining $6.0 million position in the Bank Credit Facility.

  JUNE -- JULY 2000 TRANSACTIONS

     In June and July 2000, the Company entered into a series of transactions (the "July 2000 Transactions") with Mr. Jensen and affiliates of Mr. Jensen, the proceeds of which were utilized, in part, to fund the Company's cash and other obligations under the Consent Order, dated June 29, 2000, issued by the OCC to memorialize the terms of the UCNB Capital Plan approved by the OCC. See Note B.

     In accordance with the policies and procedures of the Board of Directors, each of the July 2000 Transactions was approved by the disinterested outside directors of the Company at a meeting of the Board of Directors held on July 21, 2000, as being fair to UICI and its shareholders. The Board's determination was made, in part, in reliance upon the opinion of an independent financial advisor that the July 2000 Transactions, in their totality, were fair to the public shareholders of UICI (consisting of non-Jensen affiliated shareholders) from a financial point of view.

     Restructuring of Lender LLC Loan. Effective July 27, 2000, the Company and the Lender LLC completed a restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West (the "Amended Lender LLC Loan"). The Amended Lender LLC Loan (a) matured on January 1, 2002, (b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

     In addition to scheduled payments of principal made during the course of 2000, on October 20, 2000, the Company prepaid the unsecured tranche of the Amended Lender LLC Loan in the amount of $12.5 million, and on November 2, 2000, the Company prepaid an additional $17.4 million of the unsecured tranche and $17.6 million of the secured tranche. Accordingly, at December 31, 2000, the Company had no indebtedness outstanding under the unsecured tranche and $19.0 million outstanding under the secured tranche of the Amended Lender LLC Loan.

                             UICI AND SUBSIDIARIES

     On January 30, 2001, the Company prepaid in full principal and accrued interest on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in liquidation of UCNB, and Lender LLC's security interest in 100% of the capital stock of Mid-West was released in full.

     Sale of NMC Holdings, Inc. On July 27, 2000, the Company sold to an investor group consisting of Jensen family members (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. For financial reporting purposes, the $12.6 million, net of tax, received by the Company in excess of the net book value of NMC was reflected in additional paid in capital.

     The NMC Note was an unsecured, full recourse obligation of the NMC Buyer and was unconditionally guaranteed by Mr. Jensen. The NMC Note bore interest at the per annum rate of prime fluctuating from time to time, and was initially payable in three equal installments of principal in the amount of $11.7 million due on each of October 1, November 1 and December 1, 2000, respectively. Effective October 1, 2000, the NMC Note was amended to provide for three equal installments of principal in the amount of $11.7 million due on each of November 1 and December 1, 2000 and January 1, 2001, respectively. In accordance with the terms of the June Consent Orders, the Company pledged the NMC Note to UCNB to secure, in part, the Company's obligations under the Capital Plan. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the NMC Note. On November 2, 2000, the NMC Buyer prepaid the NMC Note in its entirety. Under the terms of the NMC Note, the Company received $875,000 in interest in 2000.

     On July 27, 2000, UICI, NMC Buyer and NMC entered into a Management Agreement, the terms of which governed the provision by UICI to NMC of management and administrative services, information technology services, telephone services and other services formerly provided to NMC by UICI. The Management Agreement was terminable (a) by UICI at any time upon not less than 60 days' notice to NMC and the NMC Buyer, and (b) by NMC at any time following the payment in full of the NMC Note upon not less than 30 days' notice to UICI. Pursuant to the Management Agreement, UICI agreed to allow William Gedwed (formerly an Executive Vice President of the Company and currently a Director of the Company and the holder of approximately 3% of the equity interest in NMC) to serve as a consultant to NMC for the term of the Management Agreement. As of December 31, 2000, the Company was owed by NMC $50,000 pursuant to the terms of the Management Agreement.

     Mr. Gedwed resigned as an executive officer of UICI effective December 31, 2000, and NMC terminated the Management Agreement effective January 31, 2001.

     Jensen Indemnity Agreement. To secure in part the Company's obligations under the Capital Plan, effective June 29, 2000 Mr. Jensen pledged to UCNB $7.1 million face amount of Series B Certificates created as part of the Company's securitizations of credit card receivables issued in 1997 and 1998 generated by UICI's credit card operations. As a condition to Mr. Jensen's pledge of the Series B Certificates, on June 29, 2000 the Company executed and delivered an Indemnity Agreement, pursuant to which the Company agreed, among other things, to indemnify and hold Mr. Jensen harmless from and against (A) loss, cost, expense, or liability incurred by Mr. Jensen arising from, in respect of or in connection with, a default by the Company of its obligations under the June Consent Orders, the UCNB Capital Plan or the Liquidity and Capital Assurances Agreement, and (B) any and all losses, costs and expenses (including reasonable attorneys' fees and expenses) incurred by Mr. Jensen in enforcing any rights under the Indemnity Agreement.

     Sale of UICI Shares to NMC. Pursuant to the terms of an agreement, dated July 13, 2000, between the Company and NMC, on July 24, 2000, the Company issued to NMC 175,000 treasury shares of common

                             UICI AND SUBSIDIARIES
stock at a purchase price of $5.25 per share. It is anticipated that the 175,000 shares will be used to fund incentive stock programs for the benefit of NMC employees.

     National Motor Club

     As discussed above, on July 27, 2000, the Company sold its 97% interest in NMC Holdings, Inc., the parent company of its National Motor Club of America ("NMC") unit, to an investor group consisting of Jensen family members (including Mr. Jensen) for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. William J. Gedwed (a director of the Company) holds 3% of the issued and outstanding common stock of NMC Holdings, Inc. The Chesapeake Life Insurance Company ("CLICO") (formerly a direct wholly owned subsidiary of the Company) and National Motor Club of America ("NMCA") were previously parties to an administrative service agreement, pursuant to which CLICO agreed to issue life, accident and health insurance polices to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to CLICO certain administrative and recordkeeping services in connection with the NMCA members for whose benefit the policies have been issued. Following the acquisition of CLICO by The MEGA Life and Health Insurance Company ("MEGA") (a wholly-owned insurance subsidiary of the Company) in July 2000, MEGA and NMCA entered into a similar administrative service agreement for a two year term ending in December 31, 2002. During the year ended December 31, 2000, 1999 and 1998, NMCA paid to MEGA and Chesapeake insurance premiums in the amount of $2.6 million, $2.7 million and $3.0 million, respectively, pursuant to such arrangements.

     In connection with the sale of NMC in July 2000, NMC entered into a sublease agreement with MEGA, pursuant to which NMC subleases from MEGA approximately 17,000 square feet of office space. During the year ended December 31, 2000, NMC paid to MEGA $144,000 pursuant to the sublease. NMC has notified MEGA that it intends to terminate the sublease arrangement effective July 1, 2001.

  OTHER TRANSACTIONS

     Effective July 1, 1998, the Company sold to IPN Acquisitions, Inc. (in which Mr. Jensen held a 100% equity interest) its equity interest in IPN, LLC (a healthcare solutions company) for cash in the amount of $3.5 million. The purchase price represented the net book value of the net assets of IPN, LLC. As part of the sale transaction, IPN Acquisitions, Inc. agreed to indemnify the Company against future obligations to be incurred by IPN, LLC and granted to the Company the right to repurchase up to 80% of IPN, LLC on or before January 1, 2000, at an option price equal to 80% of the $3.5 million selling price, adjusted for any capital contributions or distributions after the sale, plus a premium depending on when the option was exercised. The Company did not exercise the repurchase option.

     Effective July 1, 1998, the Company sold to HAI Acquisitions, Inc. (in which Mr. Jensen holds a 100% equity interest) its equity interest in HealthCare Automation, Inc. (a healthcare solutions company) for cash in the amount of $1.9 million. The purchase price represented the net book value of the net assets of Healthcare Automation, Inc. As part of the sale transaction, HAI Acquisitions, Inc. granted to the Company the right to repurchase up to 80% of HealthCare Automation, Inc. on or before January 1, 2000, at an option price equal to 80% of the $1.9 million selling price, adjusted for any capital contributions or distributions after the sale, plus a premium depending on when the option was exercised. The Company did not exercise the repurchase option.

     In 2000, 1999 and 1998, the Company paid $-0-, $28,000 and $79,000, respectively, to United Group Service Center, Inc. (in which Mr. Jensen holds a 100% equity interest) for reimbursement of expenses. In 2000, 1999 and 1998, the Company received $9,000, $43,000 and $14,000, respectively, from United Group Service Center, Inc., which amounts represent premiums on a stop loss policy issued by MEGA and reimbursement of office expenses.

                             UICI AND SUBSIDIARIES

  Academic Management Services Corp. (formerly known as Educational Finance Group, Inc.)

     The former president of Academic Management Services Corp. and the current holder of 25% of the equity interest in AMS (the "Former AMS Officer") is a partner in a partnership from which the Company's AMS subsidiary formerly leased office space. During 2000, 1999 and 1998, AMS paid $15,000, $149,000 and $-0-, respectively, under the terms of the lease. AMS terminated the lease on January 13, 2000. AMS also paid $-0-, $3,000 and $2,000 in 2000, 1999 and 1998, respectively, for facilities services to a property management company, the sole shareholders of which included members of the family of the Former AMS Officer.

     AMS also utilized the services of a travel agency owned by the Former AMS Officer and members of his family. During 2000, 1999 and 1998, AMS incurred for the benefit of the travel agency the cost of space and salary and benefits for one agency employee in the amount of $-0-, $28,000 and $14,000, respectively.

     In 1998, the Former AMS Officer contributed a $9.0 million note payable to him by AMS as equity to AMS. This note payable had a balance of $10.5 million at December 31, 1997.

     In his capacity as an employee of AMS, the Former AMS Officer received compensation from AMS in the amount of $-0-, $239,000 and $200,000 in 2000, 1999 and 1998, respectively.

     The Former AMS Officer and an employee of AMS together hold 66% of the equity interest in a company to which AMS paid $66,000 in 1998 for web-site development services.

  Transactions with Phillip A. Gray

     During 1998 and the period ended on April 23, 1999, Phillip A. Gray served as head of the Company's Credit Services division and held a minority interest in United Membership Marketing Group, Ltd. (a former majority owned subsidiary of the Company) ("UMMG"). During 1999 and 1998, the Company engaged in several transactions with Mr. Gray and business entities controlled by Mr. Gray.

  AMERICAN CREDIT EDUCATORS, LLC

     Mr. Gray is the controlling member of American Credit Educators, LLC ("ACE"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "ACE" credit cards. During 1999 and 1998, UCNB made payments to ACE totaling $79.6 million and $52.6 million, respectively, pursuant to the terms of a Credit Card Merchant Agreement. These payments were for educational materials that were sold by ACE and charged to credit cards issued by UCNB. In addition, during 1998 and 1999, UCNB paid to ACE cash in the amount of $12.8 million and $6.0 million, respectively, in satisfaction of certain merchant holdback liabilities, and in 1999 ACE purchased from UCNB certain credit card receivables in the amount of $13.8 million, representing the unpaid balance of the accounts purchased.

     In 1999 and 1998, ACE paid to UMMG the amount of $16.3 million and $21.0 million, respectively, for fulfillment services and marketing materials.

  AMERICAN FAIR CREDIT ASSOCIATION, LLC

     Mr. Gray is the controlling member of American Fair Credit Association, LLC ("AFCA"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "AFCA" credit cards.

     In 2000, 1999 and 1998, AFCA paid to UMMG cash in the amount of approximately $4.7 million, $15.3 million and $24.5 million, respectively, for fulfillment services and marketing materials. In 2000, 1999 and 1998, AFCA paid to United CreditServ $-0-, $300,000 and $900,000, respectively, for processing fees.

                             UICI AND SUBSIDIARIES

  UNITED MEMBERSHIP MARKETING GROUP, LLC

     UMMG was initially organized by the Company in 1993 to serve as the marketing and fulfillment organization for the Company's Credit Services division. At inception, the Company and Mr. Gray held an 80% and 20% equity interest, respectively, in UMMG. In 1994, the Company increased its equity interest in UMMG to 85%. During 1998 and 1999, the Company entered into two transactions, pursuant to which the Company purchased from Mr. Gray and the other minority owners additional equity interests in UMMG. On January 1, 1998, the Company purchased from Mr. Gray a 3% equity interest in UMMG (thereby increasing the Company's equity interest in UMMG from 85% to 88%), for which Mr. Gray received $6.0 million. In April 1999, the Company purchased from Mr. Gray an 8.25% interest in UMMG for $22.7 million, and the Company purchased the remaining 3.75% equity interest in UMMG from another officer of UMMG and the remaining minority owners for $7.5 million and $2.1 million, respectively (the "April 1999 Buyout").

     In connection with the Company's initial acquisition in 1992 of an 80% interest in the predecessor of the Credit Services division, Mr. Jensen loaned an aggregate of $2.0 million to the prior owners (the "Gray Group"), including $1.6 million to Mr. Gray and $160,000 to another officer of UMMG. The loans from Mr. Jensen were paid in full on April 23, 1999.

     As the holders of equity interests in UMMG, in 1999 and 1998 Mr. Gray received cash dividend distributions in the amount of $6.5 million and $1.2 million, another officer of UMMG received $646,000 and $455,000, respectively, and the remaining minority holders of equity interests received $537,000 and $114,000, respectively.

     Mr. Gray received additional compensation from UMMG in the amount of $291,000 and $931,000 in 1999 and 1998, respectively.

     In 1997, UMMG advanced to Mr. Gray a loan in the amount of $2.0 million, of which $1.8 million was outstanding at December 31, 1998. The loan bore interest at the annual rate of 7.97%. The loan was repaid in 1999.

  FINANCIAL SERVICES REINSURANCE, LTD.

     The Company, Mr. Gray, another officer of UMMG and other individuals (collectively Mr. Gray, the other officer and the other individuals constitute the "Gray Group") hold a 79%, 16.8%, 1.68% and 2.52% equity interest, respectively, in Financial Services Reinsurance. Ltd., an offshore re-insurer ("FSR"). In 1992, the Gray Group acquired its collective 21% interest in FSR from OUI for a purchase price of $21,000. As part of the initial acquisition of the Gray Group's 21% interest in FSR, all shareholders of FSR, including the Company and Mr. Gray, contributed additional capital to FSR in an aggregate amount of $900,000, of which Mr. Gray contributed $151,200, the other officer contributed $15,120 and the remaining individuals contributed $22,680. Mr. Gray's and the other officer's capital contributions to FSR were funded by non-recourse loans from the Company to Mr. Gray and the other officer in the amount of $151,200 and $15,120, respectively (the "FSR Capital Loans"), which bore interest at the rate of 6% per annum. Since 1992 and through December 31, 1999, FSR has paid an aggregate of $1.3 million in dividends to the members of the Gray Group, including $1.1 million to Mr. Gray and $106,000 to the other officer. During 1999 and 1998, FSR distributed cash dividends to Mr. Gray in the amount of $286,000 and $168,000, respectively. During 1999 and 1998, FSR distributed cash dividends to the other officer in the amount of $29,000 and $17,000, respectively. During 1999 and 1998, FSR distributed cash dividends to the remaining members of the Gray Group in the amount of $14,000 and $25,000.

     At the closing of the April 1999 Buyout, the Company loaned Mr. Gray and the other officer the additional amounts of $859,000 and $251,000, respectively, which loans were added to indebtedness owing to the Company under the FSR Capital Loans. Accordingly, at December 31, 2000 and 1999, Mr. Gray had total indebtedness owing to the Company in the amount of $1.0 million and $1.0 million, respectively, and the other

                             UICI AND SUBSIDIARIES
officer had total indebtedness outstanding in the amount of $267,000 and $267,000, respectively, which indebtedness in each case bears interest at 5%-6% per annum, with principal and all accrued interest due and payable on January 1, 2002.

     The Company has the right, exercisable on January 1, 2002, to purchase from Mr. Gray and the other officer their respective interests in FSR for a purchase price equal to the outstanding balance plus accrued interest on the Gray Note and the Other Officer Note, respectively.

  ACE AND AFCA LITIGATION

     In February 2000, ACE and AFCA filed suit against UICI and UCNB (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado) alleging, among other things, that UCNB has breached its agreements with ACE and AFCA and claiming damages in an indeterminate amount (See Note N).

  Transactions with HealthAxis, Inc.

     At December 31, 2000, UICI held beneficially approximately 39.2% of the issued and outstanding shares of common stock of HealthAxis.com, Inc., a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. Following the January 2001 merger of HealthAxis.com, Inc. with a wholly-owned subsidiary of HealthAxis, Inc. ("HAI"), the Company holds 23,944,030 shares of HAI common stock (Nasdaq: HAXS) (including 185,185 shares issuable upon conversion of HAI convertible subordinated debentures), representing approximately 45.3% of the issued and outstanding shares of HAI. Gregory T. Mutz (the President and a director of the Company) and Patrick J. McLaughlin (a director of the Company) serve as directors of HAXS.

     HAI, through its proprietary web-enabled enrollment and plan administration applications, provides Internet enrollment and online access to claims data. HAI also provides systems integration, technology management and data capture services to its clients. Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI provides information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates. The Services Agreement has an initial five-year term ending on January 3, 2005, which is subject to extension by the Company. Pursuant to the terms of the Services Agreement, UICI paid to HAI $27.4 million, $27.0 million and $24.0 million in 2000, 1999 and 1998, respectively, which amounts represented 63%, 58% and 58% of HAI's total revenues in such years, respectively. At December 31, 2000, 1999, and 1998, UICI had accounts payable to HAI relating to services provided under the Services Agreement in the amount of $3.0 million, $2.7 million, and $1.9 million, respectively.

     HAI leases certain facilities from the Company, for which it paid $287,000 in 2000. In addition, in 2000 HAI paid $12,000 to the Company for medical administration fees and $19,000 for other shared expenses.

     During the quarter ended December 31, 2000, the Company transferred to HAI certain claims administration software and related proprietary rights for a sale price of $1.6 million, which was the Company's book value of such software as of the date of sale. Effective January 25, 2001, the Company also entered into a license agreement with HAI, pursuant to which it has licensed from HAI the right to use HAI's proprietary Insur-Web(TM) and Insur Enroll(TM) software for a perpetual term for a one-time license fee of $1.8 million plus an annual maintenance fee in the amount of $276,000, payable commencing on the date of the first successful implementation of the system at UICI. UICI has the right for two years to cease the use of the software and put the software back to HAI for a refund of a prorated portion of the license fee.

                             UICI AND SUBSIDIARIES

  Other Transactions with Certain Members of Management

  TRANSACTIONS WITH MR. MUTZ

     In January 1999, Gregory T. Mutz was elected President and Chief Executive Officer of the Company. During 1999, Mr. Mutz continued to serve as Chairman of the Board of AMLI Residential Properties Trust, a publicly-traded real estate investment trust ("AMLI"). At December 31, 2000 and 1999, the Company held a 10.4% and 14% fully diluted interest respectively, in AMLI. As Chairman of the Board of AMLI, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which are described in the AMLI proxy statement. In addition, as of December 31, 2000 and 1999, AMLI had outstanding secured loans owing from Mr. Mutz in the aggregate amount of $2.1 million and $2.1 million, respectively, the proceeds of which were used to purchase 108,891 shares of AMLI beneficial interest.

     Mr. Mutz also serves as chairman of the board of AMLI Commercial Properties Trust ("ACPT"), a private real estate investment trust in which the Company holds a 20% equity interest. Mr. Mutz is the beneficial holder of less than one percent of the issued and outstanding shares of beneficial interest of ACPT. At December 31, 2000 and 1999, ACPT had an outstanding loan owing from Mr. Mutz (or companies affiliated with Mr. Mutz) in the amount of $508,000 and $600,000, respectively, the proceeds of which were used to purchase stock in ACPT.

     On August 4, 1999, the Company entered into an indemnification agreement with Mr. Mutz, pursuant to which the Company agreed to indemnify Mr. Mutz to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in his capacity as an officer of the Company and/or as an officer and/or director of the Company's subsidiaries.

     UICI Executive Stock Purchase Program. In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), in December 1998 the Company extended a loan to Mr. Mutz in the amount of $3.3 million, the proceeds of which were used to purchase 200,000 shares of Common Stock of the Company at a purchase price of $19.50 per share. The loan bore interest at the rate of 5% per annum, payable quarterly, had a six-year term, and is full recourse to Mr. Mutz. In June 1999, the Company extended an additional loan to Mr. Mutz pursuant to the ESPP in the amount of $429,000, the proceeds of which were used to purchase 20,000 shares of Company Common Stock at a purchase price of $24.45 per share. The loan bore interest at 5.37%, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz.

     The amount outstanding under Mr. Mutz's ESPP loans at December 31, 2000 and 1999, including accrued interest, was $2.8 million and $3.3 million, respectively.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company granted to Mr. Mutz 107,104 shares of UICI common stock, discharged $1.5 million principal amount of the ESPP loan, and paid to Mr. Mutz a one-time cash bonus in the amount of $1.1 million (which was calculated to reimburse Mr. Mutz for income and other taxes payable upon receipt of the UICI stock and discharge of the portion of the ESPP loan). The terms of the ESPP loan were modified to extend the maturity date to January 1, 2007. Giving effect to the discharge of the indebtedness, at January 2, 2001 the amount outstanding under Mr. Mutz's ESPP loan was $1.3 million. See Note O.

  OTHER LOANS TO MANAGEMENT

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), during 1999 the Company extended loans to Messrs. Reed, Gedwed, Prater, Estell, and Benac (all executive officers of the Company at the time the loans were made), in the amounts of $417,000, $203,000, $158,000, $230,000 and $204,000, the proceeds of which were used to purchase Company Common Stock. The loans to Messrs. Benac and Prater bear interest at 5.22% per annum and the loans to Messrs. Reed and Gedwed bear interest at 5.37% per annum. The six-year term loans require quarterly interest payments, had a six-year term,

                             UICI AND SUBSIDIARIES
are full recourse to the borrower and are payable in full upon the occurrence of certain events, including the termination of employment. In connection with a separation and consulting arrangement entered into between the Company and Mr. Estell in November 1999, the Company released Mr. Estell from liability under his note and the note balance was written off.

     At December 31, 2000, Messrs. Reed, Gedwed, Prater, and Benac had outstanding loans payable to the Company under the ESPP in the amounts of $421,000, $206,000, $158,000, and $206,000, respectively, including accrued interest.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company discharged $297,000 and $113,000 principal amount of indebtedness under the ESPP owing by Mr. Reed and Mr. Prater, respectively, and paid to Mr. Reed and Mr. Prater a one-time cash bonus in the amount of $160,000 and $61,000, respectively (which was calculated to reimburse Mr. Reed and Mr. Prater for income and other taxes payable upon discharge of the portion of their ESPP loan). The terms of Mr. Reed's and Mr. Prater's ESPP loans were modified to extend the maturity date to January 1, 2007. Giving effect to the discharge of the indebtedness, at January 2, 2001 the amount outstanding under Mr. Reed's and Mr. Prater's ESPP loan was $120,000 and $45,000, respectively. On March 14, 2001, the Company subsequently entered into an agreement with Mr. Prater, pursuant to which Mr. Prater resigned as an executive officer of the Company and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, the Company agreed to forgive the indebtedness owing by Mr. Prater under the ESPP in the amount of $45,000.

  OTHER TRANSACTIONS

     On September 1, 1999, the Company entered into separate indemnification agreements with each of Messrs. Reed, Gedwed and Prater, pursuant to which the Company agreed to indemnify such officers to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in their respective capacities as officers of the Company and/or officers and directors of the Company's subsidiaries.

     The Company receives investment management services from investment advisory firms affiliated with two of its directors. During 2000, 1999 and 1998, the Company paid advisory fees in the amount of $231,000, $366,000 and $373,000 to Emerald Capital Group, Ltd., for which Patrick J. McLaughlin (a Director of the Company) serves as a managing director and owner. During 2000, 1999 and 1998, the Company paid investment advisory fees in the amount of $145,000, $140,000 and $127,000 to The Chicago Trust Company, for which Stuart Bilton (a Director of the Company) serves as President and Chief Executive Officer.

     From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, the Company formally retained the services of Emerald Capital Group, Ltd. for an annual fee of $400,000, payable in monthly installments. During 2000 and 1999, the Company paid an aggregate of $237,000 and $188,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for investment banking and insurance advisory services. Effective March 10, 2000, Mr. McLaughlin elected to forego $100,000 of cash payments otherwise due and owing under the Consulting Agreement in exchange for options to purchase 50,000 shares of Company Common Stock at $6.625 per share.

     The Company and Richard Estell (a former officer and director of the Company) entered into an agreement, dated as of November 2, 1999, pursuant to which Mr. Estell agreed (a) to resign as a director and as Executive Vice President of the Company, effective November 2, 1999, and (b) to serve as a consultant to the Company for the period ending May 2, 2002, for which Mr. Estell is entitled to a monthly consulting fee in the amount of $12,000 for the term of the agreement. In accordance with the agreement, Mr. Estell received a one-time severance payment in the amount of $120,000 and the Company released Mr. Estell from liability under a promissory note in the principal amount of $230,000, the proceeds of which were used to purchase

                             UICI AND SUBSIDIARIES
shares of Common Stock. The Company terminated the consulting arrangement with Mr. Estell effective March 1, 2001, at which time the Company delivered to Mr. Estell a one-time payment in the amount of $180,000 in accordance with the terms of the agreement.

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), during 1999 the Company extended a loan to Mr. McLaughlin in the amount of $44,000, the proceeds of which were used to purchase Company Common Stock. The loan bears interest at 5.22% per annum. The loan has a six-year term, requires quarterly interest payments, is full recourse to the borrower, and is payable in full upon the occurrence of certain events. The outstanding balance under the loan, including accrued interest, at December 31, 2000 was $44,000.

     Effective December 31, 2000, the Company entered into an agreement with William J. Gedwed (a director of the Company), pursuant to which Mr. Gedwed resigned as an executive officer of the Company effective December 31, 2000 and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, Mr. Gedwed has also agreed to provide consulting services to MEGA for a two-year term ending December 31, 2002 for an annual fee of $120,000.

     In October 2000, the Company entered into an agreement with William P. Benac (formerly an Executive Vice President of the Company), pursuant to which Mr. Benac resigned as an executive officer of the Company and various UICI affiliates effective October 27, 2000. In accordance with the agreement, Mr. Benac received a one-time severance payment of $50,000, and Mr. Benac has also agreed to provide consulting services to UICI for a term ending January 15, 2003 for an aggregate fee of $120,000.

     On March 14, 2001, the Company entered into an agreement with Charles T. Prater, pursuant to which Mr. Prater resigned as an executive officer of the Company and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, the Company agreed to forgive indebtedness owing by Mr. Prater in the amount of $45,000, and Mr. Prater has agreed to provide consulting services to MEGA for a one-year term ending March 31, 2002 for an annual fee of $135,000.

     In accordance with the terms of the Company's ESPP, in May 1999 Messrs. Bilton and Lane (directors of the Company) purchased 2,408 shares and 2,408 shares, respectively, of the Company's Common Stock, at a purchase price equal to 85% of the then market value of such shares. In accordance with the terms of the Company's ESPP, in June 2000 Mr. Mockler (a director of the Company), purchased 2,408 shares of UICI common stock in exchange for cash in the amount of $50,000 and a promissory note in the amount of $8,000. At December 31, 2000, the amount outstanding on Mr. Mockler's note was $8,000.

     In May 2000, Resolution Reinsurance Intermediaries, LLC ("Resolution Re"), a 50%-owned subsidiary of the Company, loaned to the other 50% shareholder of Resolution Re (who is also an employee of the Company) the amount of $69,300. The loan bore interest at 8.5% and was repaid in full in October 2000. Commencing in April 2000, Resolution Re leased space in a building owned by the shareholder/employee at a rental rate of $4,000 per month. During 2000, Resolution Re paid to the shareholder/employee the aggregate amount of $36,000 pursuant to this arrangement. The lease was terminated in February 2001.

NOTE N -- COMMITMENTS AND CONTINGENCIES

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

                             UICI AND SUBSIDIARIES

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

     On August 4, 2000, UICI and the individual defendants filed a motion to dismiss the case in its entirety, asserting that plaintiffs failed to properly plead the elements of a Section 10(b) claim. On January 31, 2001, the Court ordered plaintiffs to file a second amended complaint clarifying and curing certain enumerated deficiencies in plaintiffs' pleadings, which amended complaint is due to be filed on or before April 2, 2001.

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

     On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas rendered its opinion on the appeal, reversing the trial court's judgment as to UICI's liability for attorneys' fees and its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. In December 2000, the Appeals Court affirmed its earlier decision and denied the Company's, Mr. Jensen's and Sun's respective motions for rehearing.

     In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10.0 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds which UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than $15.1 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.1 million. The Assurance Agreement also restricts the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional

                             UICI AND SUBSIDIARIES
agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in Cash Delivery Systems, LLC.

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

     Mr. Jensen's proposal to purchase UICI's 80% interest in STP contemplated by Proposal A may be subject to the consent of Sun. The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but Sun was unwilling to grant such consent and objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal
B. On November 22, 2000, the Court in the Company's pending Shareholder Derivative Litigation (see discussion below) approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun to consent to Proposal A and/or Proposal B. The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. Sun subsequently moved to abate the separate suit.

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

  Shareholder Derivative Litigation

     As previously disclosed, on June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel
v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed and is pending in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff has asserted on behalf of UICI various derivative claims brought against the individual defendants, alleging, among other things, breach of fiduciary duty, conversion, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. Plaintiff seeks to compel UICI to conduct a complete accounting and audit relating to all related party transactions and to fully and completely restate, report and disclose such transactions. Plaintiff further seeks to recover for UICI's benefit all damages caused by such alleged breach of the officers' and directors' duties to UICI. The plaintiff in the Shareholder Derivative Litigation is also the president of Sun (the plaintiff in the Sun Litigation), and substantially all of the initial claims made in the Shareholder Derivative Litigation arose out

                             UICI AND SUBSIDIARIES
of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

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

     On March 20, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to the allegations in the original complaint. Based on its review and assessment of the allegations in the original complaint, the Special Litigation Committee recommended that the Company (a) seek dismissal of claims raised in the original complaint in the derivative lawsuit, including dismissal of claims relating to the Jensen 1996 Guaranty (see discussion below); (b) seek the release to UICI of approximately $7.6 million of uncontested proceeds from the STP sale held in the District Court's registry; (c) seek from Mr. Jensen and/or former management certain legal fees incurred by UICI in connection with the Sun Litigation that it believes were incurred without appropriate board approval (which fees were reimbursed by Mr. Jensen on July 5, 2000); (d) seek reimbursement of certain legal fees awarded to Sun if and only if certain ongoing appeals prove unsuccessful; and (e) implement certain heightened related-party transaction controls. The Special Litigation Committee also recommended that UICI ratify the Assurance Agreement, which allows UICI to recover up to $15.1 million from the STP sale and which also requires UICI to look to the proceeds from the STP sale to satisfy the Jensen 1996 Guaranty of the value of UICI's initial investment in a predecessor company to STP. The Company's Board of Directors affirmed the Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

     On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings for the purposes of evaluating the Special Litigation Committee's decision on the Jensen 1996 Guaranty (and the derivative plaintiff's motion for summary judgment on the

                             UICI AND SUBSIDIARIES

Jensen 1996 Guaranty) and releasing the $7.6 million of uncontested funds from the sale of STP to the Company. The Company filed a motion with the appeals court in the Sun Litigation seeking a distribution to UICI of $7.6 million of uncontested funds. Following Sun's demand that a portion of the remaining funds held in the court's registry in the Sun Litigation be distributed to Sun, the court of appeals denied all requested relief.

     On June 10, 2000, the Court dismissed plaintiff's claims arising from the Jensen 1996 Guaranty. On April 30, 2000, UICI filed a motion to disqualify plaintiff and his counsel, alleging that they were not fair and adequate representatives of UICI. On May 4, 2000, plaintiff filed a Motion to Show Authority, alleging that UICI did not have the authority to file the motion to disqualify. The motion to disqualify and the motion to show authority are still pending before the Court.

     On September 11, 2000, the Court lifted the statutory stay in the case at the request of the Special Litigation Committee, in anticipation of the Committee's report with respect to nine specific transactions that were the subject of allegations made in plaintiff's first and second amended complaints. On September 21, 2000, the Special Litigation Committee delivered to the Board of Directors of UICI its findings with respect to these specific allegations. Based on its review and assessment, the Special Litigation Committee recommended that the Company (a) seek dismissal of the claims related to eight of the nine transactions reviewed, (b) make certain supplemental disclosures with respect to certain of the related party transactions that were the subject of the first and second amended complaints, and (c), with respect to one of the nine transactions, seek reimbursement of a portion of compensation paid to an employee of the Company during the period 1995-1996. After plaintiff submitted supplemental information to the Special Litigation Committee, the Special Litigation Committee withdrew its recommendation that the Company seek reimbursement of a portion of compensation paid to an employee, and conducted further review. The Company's Board of Directors affirmed the Special Litigation Committee's September 21, 2000 findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

     In October 2000, the Company and the Special Litigation Committee filed a motion for final settlement and release of certain derivative claims related to the reimbursement of certain legal fees from Mr. Jensen and for dismissal of all derivative claims asserted by plaintiff relating to the Sun Litigation. The Company also sought the court's approval to allow Mr. Jensen to purchase the Company's 80% interest in STP for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the court in the Sun Litigation ("Proposal B") (see discussion above under the caption "Sun Communications Litigation"). On November 22, 2000, the Court granted the motion for settlement and release of the derivative claims related to the reimbursement of certain legal fees from Mr. Jensen, granted the motion to dismiss the derivative claims asserted by the plaintiff relating to the Sun Litigation and related transactions, and approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun Communications, Inc. ("Sun") to consent to Proposal A and/or Proposal B. The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. Sun subsequently moved to abate the separate suit.

     In November 2000, plaintiff filed an application for attorneys' fees and reimbursement of expenses. The Company intends to vigorously oppose such application and to seek an offset of its own attorneys' fees.

     On January 25, 2001, the Special Litigation Committee delivered to the Company its final findings, recommendations, and conclusions. The Special Litigation Committee reinstated the prior recommendation that the Company seek a portion of the compensation paid to an employee of the Company during the period 1995-1996, which compensation had previously been recovered by the Company in December 2000. In addition, the Special Litigation Committee found that it "has uncovered absolutely no evidence of any pattern of behavior that would suggest any motive to disadvantage the Company on the part of any of UICI's present or former officers or directors," and concluded that, in its opinion and except with respect to the compensation

                             UICI AND SUBSIDIARIES
previously recovered from the employee and the legal fees previously recovered from Mr. Jensen (seediscussion above), the "related party transactions that were undertaken accrued to the significant benefit of UICI." Finally, the Special Litigation Committee recommended dismissal of plaintiff's lawsuit in its entirety. At a meeting held on February 28, 2001, the UICI Board of Directors accepted the final recommendations and conclusions of the Special Litigation Committee.

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

     On January 12, 2001, AFCA filed a second amended complaint seeking, among other things, a declaratory judgement and injunctive relief and alleging breach of contract and other causes of action. ACE filed a first amended complaint on November 6, 2000.

     On September 28, 2000, ACE and AFCA filed motions for preliminary injunctions to compel UICI to, among other things, deposit a significant portion of the proceeds of the sale of UICI's credit card business in escrow under court supervision. AFCA filed a supplement to its motion on February 2, 2001, alleging the liquidation of UCNB as an additional ground for relief. On October 16, 2000, the Company and UCNB filed motions to dismiss both cases. On January 12, 2001, the court granted UCNB's motion to dismiss UCNB from the case as to claims for monetary relief and denied the remainder of UICI's motion to dismiss.

     Following the voluntary liquidation of UCNB completed on January 29, 2001 (see Note B), the legal existence of UCNB terminated and, in accordance with the terms of the June 2000 Consent Order issued by the OCC against UICI, UICI expressly assumed all liabilities of UCNB, including contingent liabilities associated with pending and future litigation. Accordingly, on February 5, 2001, UICI moved to substitute UICI for UCNB as a party defendant and to substitute United CreditServ for UCNB for purposes of asserting and prosecuting counterclaims, cross-claims third party complaints and other offensive pleadings. On March 9, 2001, the court granted UICI's motion to consolidate the ACE and AFCA lawsuits and ordered the plaintiffs to file an amended complaint on or before March 23, 2001, after which UICI will have 20 days to file a response to the amended complaint. The court denied ACE's motion for preliminary injunction without prejudice, and AFCA subsequently withdrew its motion for a preliminary injunction.

     The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the cases.

  Mitchell Litigation

     As previously disclosed, the Company is one of three named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). Plaintiffs also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was

                             UICI AND SUBSIDIARIES
not properly disclosed. The only defendant in the federal case (the "BankFirst case") is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

     On April 12, 1999, the California state court in the Mitchell case certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999.

     On September 27, 1999, the parties reached a tentative settlement with respect to the AFCA case and the BankFirst case. However, the existence of the February and June Consent Orders to which UCNB became subject in 2000 and certain subsequent statements by AFCA's principal called into question whether consummation of the tentative settlement was possible or practicable. Accordingly, the parties advised the courts that the settlement was unlikely to occur.

     On May 4, 2000, the court in the BankFirst case granted Bankfirst's motion for summary judgment and entered a judgment terminating the case in favor of Bankfirst and against plaintiff Mitchell. Plaintiff Mitchell subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

     In October 2000, the state court in the Mitchell case granted, in part, and denied, in part the joint motions of UICI, AFCA and UMMG to compel arbitration and to narrow the scope of the plaintiff class. The court severed from the class action the claims for recovery of money by way of damages or restitution of class members who joined AFCA after January 1, 1998 and who executed signed arbitration agreements. However, the state court denied UICI's motion to compel arbitration with respect to these class members' claims for injunctive relief and, as a result, their claims for injunctive relief remain part of the class action. With respect to class members who were existing members of AFCA in January of 1998 and who received through the mail an amendment adding arbitration of disputes to their AFCA membership agreement, the state court denied UICI's motion to compel arbitration unless the member also signed a separate arbitration agreement. In addition, the state court clarified that its prior April 12, 1999 order certified a class with respect to all claims pleaded in the complaint, not solely claims under the California Credit Services Act of 1984.

     On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from the state court's October 2000 orders and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and that, consequently, all proceedings in the Mitchell case were stayed.

     In a status conference on the Mitchell case held on December 21, 2000, the state court considered, among other issues, the extent and scope of the stay of proceedings in the state court resulting from defendants' October 12, 2000 Notice of Appeal. The state court determined that it would presume that the stay of proceedings in the state court resulting from defendants' October 12, 2000 Notice of Appeal extended to the entire Mitchell case and that such stay would continue in effect until further order of the state court upon fully noticed motion by plaintiff Mitchell. As of March 1, 2001, UICI had not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state court. Accordingly, at this time, it is unclear whether or not plaintiffs will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal.

  Reinsurance Litigation

     On November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), which is currently pending in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff has alleged that it is due the sum of L1,592,358.54 (approximately US $2.5 million as of January 21, 2001) for losses incurred in a health

                             UICI AND SUBSIDIARIES
insurance program in the United Kingdom in which Cologne Re was a cedant of reinsurance and MEGA was Cologne Re's retrocessionaire.

     MEGA believes it has meritorious defenses and counterclaims against Cologne Re, which it served on Cologne Re on February 16, 2001, and intends to vigorously defend the case and prosecute its counterclaims.

  Gottstein Litigation

     As previously disclosed, UICI, Ronald L. Jensen, and UGA, Inc. are party defendants in a purported class action lawsuit filed in November 1998 (Gottstein, et al. v. The National Association for the Self-Employed, et al., pending in the United States District Court for the District of Kansas). The class representatives have alleged fraud, conspiracy to commit fraud, breach of fiduciary duty, violation of the Kansas Consumer Protection Act, conspiracy to commit RICO violations, and violation of RICO, all arising out of the concurrent sales of individual health insurance policies underwritten and marketed by PFL Life Insurance Company ("PFL") and memberships in The National Association for the Self-Employed ("NASE").

     On February 1, 2001, the court approved a settlement including all potential class members in all states, including Kansas. Under the terms of a cost sharing agreement with a unit of AEGON USA, UICI and/or MEGA will be obligated to reimburse the AEGON USA unit for 50% of the cash cost of the settlement.

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

  United Credit National Bank

     As previously disclosed, on February 25, 2000, the Board of Directors of United Credit National Bank ("UCNB") consented to the issuance by the OCC of a Consent Order (the "February Consent Order"). Until January 29, 2001, UCNB was a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. Among other things, the February Consent Order required UCNB, until further notice from the OCC, to cease all activities with ACE and AFCA (UCNB's only marketing organizations) and prohibited UCNB from introducing new products or services, without accompanying policies and procedures reviewed and approved by the OCC providing for, among other things, appropriate risk management, internal control, management information and data processing systems.

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

                             UICI AND SUBSIDIARIES

Company and guaranteed by Mr. Jensen in connection with the purchase by an investment group consisting of Jensen family members (including Mr. Jensen) of the Company's National Motor Club unit. See Note M. On October 31, 2000, the OCC consented to the release by UCNB of its security interest in the $35.0 million promissory note.

     On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB, including available cash and cash equivalents in the amount of approximately $26.0 million.

     As part of the plan of liquidation, on January 29, 2001, the OCC terminated the February and June Consent Orders issued against UCNB and the June 2000 Consent Order issued against UICI's United CreditServ subsidiary. The OCC substantially modified the June Consent Order issued with respect to UICI to eliminate all restrictive provisions except a reconfirmation of UICI's obligation to assume all liabilities of UCNB.

     In the event that UICI fails to comply with the terms of the June Consent Order, as modified, such failure could result in sanctions brought against the Company and its officers and directors, including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

  Roe Litigation

     On March 8, 2001, UICI and UCNB were named as defendants in a case (Timothy
M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al) filed in the U.S. District Court for the District of Colorado. On his own behalf and on behalf of a purported class of similarly situated individuals, plaintiff in connection with the AFCA credit card program has alleged breach of contract and violations of the federal Credit Repair Organizations Act and the Truth-In-Lending Act and seeks certain declaratory relief.

     The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the case.

  Other Previously Disclosed Litigation

     Certain previously disclosed litigation (in particular, LaTonya Tarver v. UCNB, American Credit Educators, L.L.C. and various unnamed defendants; Wylean Tarver v. UCNB, American Credit Educators, L.L.C. and unnamed defendants; EFG, Inc. v. Marcus Katz, et al.; Michael D. Jacola, et al. v. The MEGA Life and Health Insurance Company, et al., and The Klinefelter Family Revocable Living Trust, et al. v. First Life Assurance Company, et al.) has been finally and favorably resolved without imposition of material liability against the Company.

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

  Other Commitments and Contingencies

     The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at

                             UICI AND SUBSIDIARIES

December 31, 2000 were $12.0 million in 2001, $10.9 million in 2002, $8.1 million in 2003, $4.7 million in 2004, and $4.1 million in 2005 and $3.3 million thereafter. Rent expense was $12.4 million, $14.8 million, and $9.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In conjunction with its life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 2000, the Company had outstanding commitments to fund student loans for the years 2001 through 2023. The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

                                                                TOTAL      EXPECTED
                                                              COMMITMENT   FUNDING
                                                              ----------   --------
                                                                 (IN THOUSANDS)
2001........................................................  $  187,116   $16,749
2002........................................................     228,464    15,356
2003........................................................     254,568    12,013
2004........................................................     253,666     8,479
2005........................................................     246,364     5,172
Thereafter..................................................     615,966     6,708
                                                              ----------   -------
                                                              $1,786,144   $64,477
                                                              ==========   =======

     Interest rates on the above commitments are principally variable (national prime plus 2%).

     At December 31, 2000, the Company had a $6.0 million letter of credit relating to its insurance operations.

NOTE O -- EMPLOYEE BENEFIT AND STOCK OPTION PLANS

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

     On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note (the "Plan Note"), which matures in three years and is secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the "$5.25 ESOP Shares") are held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP are made. It is expected that the Plan Note will be extinguished over a period of approximately two years by

                             UICI AND SUBSIDIARIES
crediting UICI's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note.

     During the year ended December 31, 1999 and 1998, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $5.0 million and $4.1 million, respectively. During the year ended December 31, 2000, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $5.0 million. Included in the $5.0 million expense is $387,000 of stock appreciation, of which $296,000 was allocable to continuing operations and is reflected as stock appreciation expense on the Company's consolidated statement of income. The amount classified as stock appreciation expense represents the incremental compensation expense associated with the allocation during the year of 283,000 $5.25 ESOP Shares (73,000 $5.25 ESOP Shares were allocated to discontinued operations) to fund the Company's matching and supplemental contributions to the ESOP. As and when UICI makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the $5.25 ESOP Shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

     The Company currently estimates that approximately 600,000 $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2001. The fair value of the 1,254,000 unallocated $5.25 ESOP Shares totaled $7.4 million at December 31, 2000.

  Agent Stock Accumulation Plans

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, CLD Agency and CFLD Association Field Services agency field forces.

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

     Effective July 1, 2000, the Company agreed to issue an aggregate of 2,175,000 newly issued shares of its common stock to its Agent Plans from time to time over the next two years, at a purchase price of $5.25 per share (the "$5.25 Agent Plan Shares"), or $11.4 million in the aggregate. In lieu of purchasing UICI shares in

                             UICI AND SUBSIDIARIES
the open market, the Company will utilize these newly issued $5.25 Agent Plan Shares to satisfy its commitment under the Company-match feature of the Agent Plans. In addition, for approximately the next two years, the Company has agreed to grant matching credits to participating agents' accounts in the Agent Plans based on the lesser of $5.25 per share or fair market value.

     During the year ended December 31, 1999 and 1998, the Company recorded compensation expense associated with the Agent Plans in the amount of $3.0 million and $3.7 million, respectively. During the year ended December 31, 2000, the Company recorded compensation expense associated with the Agent Plans in the amount of $3.0 million, of which $2.8 million was classified as underwriting, acquisition and insurance expenses on the Company's consolidated statement of income. The balance, or $175,000, was reflected as stock appreciation expense on the Company's consolidated statement of income and represents the incremental compensation expense associated with the 255,000 $5.25 Agent Plan Shares issued under the Company-match feature of the Agent Plans. For so long as the Company utilizes these newly-issued $5.25 Agent Plan Shares to satisfy its commitment under the Company-match feature of the Agent Plans, for financial reporting purposes the Company will recognize incremental compensation expense in any period in an amount equal to the difference between the fair market value of such shares allocated to participants' accounts and $5.25. $5.25 Agent Plan Shares purchased by the administrator to fund vested matching credits are considered outstanding for purposes of the computation of earnings per share.

     The Company currently estimates that approximately 640,000 $5.25 Agent Plan Shares will be issued to satisfy the Company match feature of the Agent Plans during 2001. The fair value of the 2,175,000 unissued $5.25 Agent Plan Shares totaled $12.9 million at December 31, 2000.

  Stock Option Plans

     In accordance with the terms of the Company's 1998 Employee Stock Option Plan and the Company's 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8.1 million shares of Company common stock at an exercise price of $15 per share. The options vest in 20% increments in each year, commencing on August 15, 1999 and ending August 15, 2001, and the remaining 40% vest on August 15, 2002. At December 31, 2000 and 1999, options to purchase 2,429,875 shares and 3,844,634 shares, respectively, were outstanding under the 1998 Plans. In the year ended December 31, 2000 and 1999, the Company recognized $-0- and $6.0 million of compensation expense in connection with the 1998 Plans.

     In accordance with the terms of the Company's 1987 Stock Option Plan, as amended (the "1987 Plan"), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. During the year ended December 31, 2000 and 1999, the Company granted to officers, directors and employees under the 1987 Plan options to purchase an aggregate of 713,408 shares and 147,682 shares, respectively, at an average exercise price of $6.63 and $24.94 per share, respectively, which was equal to the market price at the date of grant.

     In December 1998, the Company issued under the 1987 Plan 200,000 options at an option price of $19.50 to the Company's President and Chief Executive Officer. The exercise price was equal to the market price of the stock at the date the option was granted.

     In connection with the Company's acquisition of AMLI Realty Co. ("ARC") in 1996, options previously outstanding under the ARC employee stock option plan were converted into the right to receive shares of the Company's common stock. At December 31, 2000 and 1999, 60,591 options (at a weighted exercise price per

                             UICI AND SUBSIDIARIES
share of $12.72) and 60,591 options (at a weighted exercise price per share of $12.72), respectively, were outstanding under the ARC plan. Options issued under the ARC plan were fully vested as of December 31, 2000 and 1999.

     Set forth below is a summary of stock option transactions:

                                                           NUMBER OF      AVERAGE OPTION
                                                             SHARES     PRICE PER SHARE($)
                                                           ----------   ------------------
Outstanding options at January 1, 1998...................      60,591         12.72
  Granted................................................   8,294,305         15.11
  Canceled...............................................  (2,167,346)        15.00
                                                           ----------
Outstanding options at December 31, 1998.................   6,187,550         15.12
  Granted................................................     147,682         24.94
  Canceled...............................................  (1,644,316)        15.00
  Exercised..............................................    (438,009)        15.00
                                                           ----------
Outstanding options at December 31, 1999.................   4,252,907         15.52
  Granted................................................     713,408          6.63
  Canceled...............................................  (1,451,719)        15.03
                                                           ----------
Outstanding options at December 31, 2000.................   3,514,596         13.92
                                                           ==========
Options exercisable at December 31,
  1998...................................................      60,591         15.12
  1999...................................................     615,034         15.07
  2000...................................................     969,166         15.51

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 6.58%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 0.49; and a weighted-average expected life of the option of five years. The weighted average grant date fair value per share of stock options issued in 2000, 1999 and 1998 was $3.45, $11.07 and $6.03, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect on net income (loss) of the stock compensation amortization for the

                             UICI AND SUBSIDIARIES
years presented above is not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                         2000       1999       1998
                                                       --------   ---------   -------
                                                           (DOLLARS IN THOUSANDS
                                                         EXCEPT PER SHARE AMOUNTS)
Pro forma income (loss):
  Income from continuing operations..................  $ 27,427   $  33,102   $30,165
  Income (loss) from discontinued operations.........   (23,400)   (179,132)   27,246
                                                       --------   ---------   -------
          Net income (loss)..........................  $  4,027   $(146,030)  $57,411
                                                       ========   =========   =======
Pro forma earnings (loss) per common share:
  Basic earnings (loss):
  From continuing operations.........................  $   0.59   $    0.71   $  0.65
  Income (loss) from discontinued operations.........     (0.50)      (3.87)     0.59
                                                       --------   ---------   -------
          Net income (loss)..........................  $   0.09   $   (3.16)  $  1.24
                                                       ========   =========   =======
Diluted earnings (loss):
  From continuing operations.........................  $   0.57   $    0.69   $  0.65
  Income (loss) from discontinued operations.........     (0.49)      (3.75)     0.59
                                                       --------   ---------   -------
          Net income (loss)..........................  $   0.08   $   (3.06)  $  1.24
                                                       ========   =========   =======

  Restricted Stock Grants

     In March 2000 and in January and February 2001, the Company issued an aggregate of 56,459 shares and 96,250 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $6.63 and $7.22, respectively. Until the second anniversary of the date of grant, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture. All of such grants of restricted stock are subject to the approval of the shareholders of the Company.

  UICI Executive Stock Purchase Program

     To encourage the ownership of UICI Common Stock among directors and key executives, in December 1998 the Company adopted the UICI Executive Stock Purchase Program (the "ESPP"). Pursuant to the ESPP, the directors and selected executives of UICI were offered the opportunity, in the alternative, to either purchase shares of UICI common stock at a purchase price equal to 85% of the then-prevailing market price per share (the "Discount Option"), or purchase shares of common stock at 100% of the then fair market value, such purchase to be financed by the executive to the extent of $3.00 per share and by UICI to the extent of the balance (the "Loan Option").

     In the case of the Loan Option, UICI agreed to finance the balance of the purchase price by accepting delivery of a full recourse, five-year promissory note bearing interest at the rate of the greater of the then -- prevailing Fed funds rate or 5% per annum to be paid quarterly in arrears. In addition to the foregoing, with respect to each of Discount Option and the Loan Option, UICI offered to issue to the executives on a one-for-one basis stock options to purchase UICI common stock exercisable at the then-prevailing market price per share. Options so issued were to be governed by the terms of UICI's Amended and Restated 1987 Stock Option Plan.

     A total of 24 current executives and outside directors elected pursuant to the ESPP to purchase an aggregate of 308,422 shares of UICI common stock, of which an aggregate of 9,878 shares were purchased

                             UICI AND SUBSIDIARIES
pursuant to the Discount Option at a weighted average purchase price of $22.67 per share and 298,544 shares were purchased pursuant to the Loan Option at a weighted average purchase price of $21.26 per share. As part of the ESPP, the Company issued an aggregate of 308,422 options to purchase UICI common stock at a weighted average exercise price of $21.40 per share. Current executives and directors had indebtedness outstanding owing to the Company under the Loan Option at December 31, 2000 in the aggregate amount of $4.4 million (including $2.8 million payable by Gregory T. Mutz, the Company's President and Chief Executive Officer).

     Following the significant decline in the price of UICI common stock following UICI's announcement of losses at its United CreditServ credit card unit in December 1999, the Board of Directors sought means to revise the ESPP in a manner that would better serve its intended objectives. The Board became increasingly concerned that the ESPP had in fact contributed to negative morale among a group of key UICI executives, none of whom had direct involvement with the difficulties at United CreditServ.

     Following a recommendation of the Board's Compensation Committee, the Board of Directors of the Company (including all of the outside disinterested members of the Board), at a meeting held on January 2, 2001, approved modifications to the ESPP that were generally designed to restore executives economically to where they would have been if the ESPP were implemented in January 2001 according to its original design and the stock price in January 2001 had been $9.00 per share. The modifications were designed to assure that the ESPP serves as reasonable incentive on a going-forward basis to those executives who continue to serve the Company and who will, as a result, be relied upon to assure the Company's future success. As originally applied to the Company's outside directors and to executives no longer with the Company, the terms of the ESPP remain unmodified.

     In particular, in January 2001 UICI issued an aggregate of 11,054 shares of UICI common stock to the five executives who purchased shares pursuant to the Discount Option. Giving effect to such issuance, the executives have an average cost in shares purchased pursuant to the Discount Option of $9.00 per share. In addition, UICI discharged an aggregate of $997,000 of indebtedness owed by 13 current executives (other than Mr. Mutz) who elected to purchase shares pursuant to the Loan Option, representing 73% of the indebtedness previously owing by such persons. Giving effect to this debt discharge, these individuals will have acquired pursuant to the ESPP an aggregate of 62,934 shares at a cost of $566,000 ($378,000 of indebtedness plus $188,000 of cash invested), or $9.00 per share.

     Mr. Mutz initially purchased pursuant to the ESPP a total of 220,000 shares of UICI stock at an aggregate purchase price of $4.4 million, or $19.95 per share, which purchase was initially financed with $660,000 ($3.00 per share) in cash and by indebtedness owing to UICI in the amount of $3.7 million. Mr. Mutz subsequently paid down principal on his loan in the amount of $960,000. Accordingly, through December 31, 2000, Mr. Mutz had paid a total of $1.6 million in cash and had outstanding against his 220,000 shares a total of $2.8 million in indebtedness.

     In January 2001 UICI discharged indebtedness owing by Mr. Mutz in the amount of $1.5 million. Giving effect to such forgiveness, Mr. Mutz currently owes UICI $1.3 million, or $6.00 per share initially purchased. In addition, UICI issued to Mr. Mutz 107,104 shares of UICI common stock. Giving effect to the debt forgiveness and the issuance of the shares, Mr. Mutz pursuant to the ESPP holds an aggregate of 327,104 shares of UICI common stock at a cost to Mr. Mutz of $2.9 million ($1.3 million of indebtedness plus $1.6 million of cash invested), or $9.00 per share.

     UICI cancelled the 290,404 options that were issued to executives pursuant to the ESPP at a weighted average option price of $21.17 per share. In addition, the maturity of the promissory notes delivered in connection with the Loan Option was extended to January 1, 2007. All other terms and conditions of the original notes remain in effect.

                             UICI AND SUBSIDIARIES

     Upon the issuance of the UICI shares and the discharge of indebtedness in January 2001, executives/ directors recognized immediate income for federal tax purposes and UICI became entitled to an immediate deduction and tax benefit in a corresponding amount. In order to afford participants a means to pay their tax, UICI transferred to participants the benefit of UICI's tax savings by paying a cash tax "gross-up" payment to affected participants in the aggregate amount of $1.7 million.

     In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax. The 118,158 shares of UICI common stock issued to participants were issued from treasury shares.

  Other Compensation Plans

     Effective August 15, 1998, the Company's Chairman agreed to contribute the value of 100,000 shares of UICI stock to all agents and employees of UICI and certain others as of August 15, 1998. The value of these shares vest at August 15, 2002. The value of these shares will be distributed in cash per capita at the time of vesting to those employees and agents who were employed or engaged by the Company on August 15, 1998 and remain employed or engaged on the vesting date. At December 31, 2000, the Company's liability for this compensation was $359,000.

     In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2000, the Company's liability for this compensation was $309,000.

NOTE P -- INVESTMENT ANNUITY SEGREGATED ACCOUNTS

     The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $244.0 million and $239.9 million at December 31, 2000 and 1999, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

NOTE Q -- SEGMENT INFORMATION

     The Company's operating segments are: (i) Insurance Segment, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division (until sold on July 27, 2000); (ii) the Financial Services Segment, which includes the businesses of Academic Management Services Corp. and the Company's investment in HealthAxis.com, Inc. (formerly Insurdata Incorporated), and other business units and (iii) Other Key Factors.

     Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, amortization of goodwill and realized gains or losses on sale of investments. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between

                             UICI AND SUBSIDIARIES
reportable operating segments are accounted for under respective agreements that are generally at cost. Financial information by operating segment for revenues, income before federal income taxes and minority interests and assets is summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Revenues
Insurance:
  Self Employed Agency...........................  $  566,385   $  566,847   $  610,097
  Student Insurance..............................     111,476      107,975      111,047
  OKC Division...................................      92,425       94,135       98,801
  Special Risk...................................      30,170       59,005       66,819
  National Motor Club............................      21,697       27,806       27,257
                                                   ----------   ----------   ----------
                                                      822,153      855,768      914,021
                                                   ----------   ----------   ----------
Financial Services:
  Academic Management Services...................     154,250      104,592       57,233
  UICI Administrators............................      18,548       46,184       41,236
  Other Business Units...........................          --           --       34,773
                                                   ----------   ----------   ----------
                                                      172,798      150,776      133,242
                                                   ----------   ----------   ----------
Gain on sale of HealthAxis.com shares............      26,300           --           --
Other Key Factors................................      34,565       37,913       32,993
Intersegment Eliminations........................      (4,460)     (31,274)     (23,505)
                                                   ----------   ----------   ----------
          Total revenues.........................  $1,051,356   $1,013,183   $1,056,751
                                                   ==========   ==========   ==========

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Income (loss) from continuing operations before
  federal income taxes
Insurance:
  Self Employed Agency................................  $ 70,905   $ 50,415   $(4,765)
  Student Insurance...................................    (1,877)        49     6,089
  OKC Division........................................    13,132     17,405    20,436
  Special Risk........................................    (5,667)    (4,079)    5,805
  National Motor Club.................................     2,471      3,200     5,099
                                                        --------   --------   -------
                                                          78,964     66,990    32,664
Financial Services:
  Academic Management Services........................   (24,640)   (19,938)   (1,339)
  UICI Administrators.................................    (1,668)     2,322     3,277
  Other Business Units................................        --         --       441
                                                        --------   --------   -------
                                                         (26,308)   (17,616)    2,379
                                                        --------   --------   -------
  Gain on sale of HealthAxis.com shares...............    26,300         --        --
  HealthAxis.com operating loss.......................   (15,623)        --        --
  Other Key Factors...................................     5,786      7,806    17,702
  Goodwill amortization...............................    (6,242)    (6,328)   (5,483)
                                                        --------   --------   -------
          Total income from continuing operations
            before federal income taxes...............  $ 62,877   $ 50,852   $47,262
                                                        ========   ========   =======

                             UICI AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets

Insurance:
  Self Employed Agency......................................  $  446,106   $  400,610
  Student Insurance.........................................      78,197       72,184
  OKC Division..............................................     666,552      679,889
  Special Risk..............................................      97,647       85,012
  National Motor Club.......................................          --       50,717
                                                              ----------   ----------
                                                               1,288,502    1,288,412
                                                              ----------   ----------
Financial Services:
  Academic Management Services..............................   1,479,217    1,888,445
  UICI Administrators.......................................       6,392       23,645
  Other Business Units......................................          --       20,029
                                                              ----------   ----------
                                                               1,485,609    1,932,119
                                                              ----------   ----------
Other Key Factors...........................................     273,923      318,813
                                                              ----------   ----------
          Total assets from continuing operations...........  $3,048,034   $3,539,344
                                                              ==========   ==========

NOTE R -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   ---------   -------
                                                               (IN THOUSANDS
                                                         EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available to
     common shareholders.............................  $ 29,133   $  33,250   $31,523
  Income (loss) from discontinued operations.........   (23,400)   (179,132)   27,246
                                                       --------   ---------   -------
  Net income (loss)..................................  $  5,733   $(145,882)  $58,769
                                                       ========   =========   =======
Weighted average shares outstanding
  (thousands) -- basic earnings (loss) per share.....    46,573      46,326    46,244
Effect of dilutive securities:
Employee stock options and other shares (see Note
  N).................................................     1,193       1,504       224
                                                       --------   ---------   -------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share..........................    47,766      47,830    46,468
                                                       --------   ---------   -------
Basic earnings (loss) per share
  Income from continuing operations..................  $   0.62   $    0.72   $  0.68
  Income (loss) from discontinued operations.........     (0.50)      (3.87)     0.59
                                                       --------   ---------   -------
  Net income (loss)..................................  $   0.12   $   (3.15)  $  1.27
                                                       ========   =========   =======
Diluted earnings (loss) per share
  Income from continuing operations..................  $   0.61   $    0.70   $  0.67
  Income (loss) from discontinued operations.........     (0.49)      (3.75)     0.59
                                                       --------   ---------   -------
  Net income (loss)..................................  $   0.12   $   (3.05)  $  1.26
                                                       ========   =========   =======

                             UICI AND SUBSIDIARIES

NOTE S -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2000, 1999 and 1998:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Amortization of deferred policy acquisition costs....  $ 22,585   $ 31,966   $ 24,480
Commissions..........................................    66,478     65,451     97,614
Administrative expenses..............................   143,162    129,646    130,262
Premium taxes........................................    18,188     16,372     18,514
                                                       --------   --------   --------
                                                       $250,413   $243,435   $270,870
                                                       ========   ========   ========

                                  SCHEDULE II
                             UICI (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Investments:
  Investments in and advances to subsidiaries*..............  $435,366   $636,146
  Investment in agents' receivables.........................        --     11,145
  Guaranteed student loans..................................        --      4,030
  Collateral loans..........................................        --      1,256
  Investment in HealthAxis.com..............................    10,112         --
  Short-term and other investments..........................       _--        296
                                                              --------   --------
          Total Investments.................................   445,478    652,873
Cash and cash equivalents...................................    17,009     39,480
Refundable income taxes.....................................    17,704     28,695
Deferred income tax.........................................    25,531         --
Other.......................................................     7,530      4,454
                                                              --------   --------
                                                              $513,252   $725,502
                                                              ========   ========

                                   LIABILITIES

Accrued expenses and other liabilities......................  $ 18,232   $ 17,796
Short-term debt.............................................     5,951      3,951
Long-term debt..............................................    19,352    115,803
Payable to Related Party-short term.........................    18,954         --
Net liabilities of discontinued operations..................        --    149,880
Federal income taxes payable................................        --     30,638
                                                              --------   --------
                                                                62,489    318,068

                              STOCKHOLDERS' EQUITY

Preferred stock.............................................        --         --
Common stock................................................       483        466
Additional paid-in capital..................................   186,820    173,585
Accumulated other comprehensive loss........................   (10,068)   (30,432)
Retained earnings...........................................   274,277    268,544
Treasury stock..............................................      (749)    (4,729)
                                                              --------   --------
                                                               450,763    407,434
                                                              --------   --------
                                                              $513,252   $725,502
                                                              ========   ========

---------------

* Eliminated in consolidation.

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                      UICI

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   ---------   -------
Income:
  Dividends from subsidiaries*..............................  $ 45,273   $  50,416   $37,863
  Interest income (includes amounts received from related
     parties of $875, $-0-, and $-0-, in 2000, 1999, and
     1998, respectively)....................................     3,893       3,174     6,736
  Interest and other income from subsidiaries*..............     1,499       6,515     1,043
  Gain (loss) on sale of investments........................    27,079        (403)      (41)
  Fees and other income (includes amounts received from
     related parties of $-0-, $33, and $-0-, in 2000, 1999,
     and 1998, respectively)................................       354       1,423       723
                                                              --------   ---------   -------
                                                                78,098      61,125    46,324
                                                              --------   ---------   -------
Expenses:
  General and administrative expenses (includes amounts paid to related parties of $348, $317, and $-0-, in 2000,
     1999, and 1998, respectively)..........................    31,054      21,658     4,320
  Administrative expenses to subsidiaries*..................        --          --       215
  Interest expense (includes amounts paid to related parties of $4,525, $-0-, and $-0-, in 2000, 1999, and 1998,
     respectively)..........................................     5,902       7,067     2,641
                                                              --------   ---------   -------
                                                                36,956      28,725     7,176
                                                              --------   ---------   -------
Income before equity in undistributed earnings of
  subsidiaries and federal income taxes (benefit)...........    41,142      32,400    39,148
Equity in undistributed earnings of continuing operations...   (12,755)     (5,523)     (522)
                                                              --------   ---------   -------
Income before federal income taxes..........................    28,387      26,877    38,626
Federal income taxes (benefit)..............................      (746)     (6,373)    7,103
                                                              --------   ---------   -------
          Net income from continuing operations.............    29,133      33,250    31,523
Net income (loss) of discontinued operations................   (23,400)   (179,132)   27,246
                                                              --------   ---------   -------
Net income (loss)...........................................  $  5,733   $(145,882)  $58,769
                                                              ========   =========   =======

---------------

*  Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                      UICI

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             ---------   ---------   --------
Operating Activities
  Net Income (loss)........................................  $   5,733   $(145,882)  $ 58,769
  Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
  Equity in undistributed (earnings) loss of subsidiaries
     of discontinued operations............................     23,400     179,132    (27,246)
  Equity in undistributed earnings of continuing
     operations............................................     12,755       5,523        522
  (Gains) losses on sale of investments....................    (26,928)        403         41
  Decrease (increase) in other receivables.................        635      (2,649)    (3,300)
  Increase (decrease) in accrued expenses and other
     liabilities...........................................     (1,180)     16,625     (2,016)
  Deferred income taxes (benefit)..........................     30,861      (3,901)    (1,047)
  Increase in federal income taxes payable.................     18,205         139      6,260
  Operating loss of HealthAxis.com.........................     15,623          --         --
  Other items, net.........................................     (1,814)      8,847     (2,693)
                                                             ---------   ---------   --------
  Cash provided by continuing operations...................     77,290      58,237     29,290
  Amounts (contributed to) received from discontinued
     operations............................................   (174,557)     (5,551)    15,497
                                                             ---------   ---------   --------
          Net cash Provided by (Used in) Operating
            Activities.....................................    (97,267)     52,686     44,787
                                                             ---------   ---------   --------
Investing Activities
  Purchase of subsidiaries.................................     (4,481)         --         --
  Sale of subsidiaries and assets..........................     45,939          --     21,270
  Purchase of minority interest............................         --        (878)   (11,117)
  Increase of investments in and advances to
     subsidiaries..........................................     47,555     (91,037)   (79,525)
  Sale of two million shares of HealthAxis.com.............     30,000          --         --
  Net decrease (increase) in other investments.............      3,925       9,217    (10,661)
  Decrease (increase) in agents' receivables...............     11,145        (676)     8,197
                                                             ---------   ---------   --------
          Net cash Provided by (Used in) Investing
            Activities.....................................    134,083     (83,374)   (71,836)
                                                             ---------   ---------   --------
Financing Activities
  Proceeds of notes payable................................     10,000     115,000     37,000
  Repayment of notes payable...............................   (104,451)    (43,950)   (15,950)
  Proceeds of payable to related party.....................    146,000          --         --
  Repayment of payable to related party....................   (127,046)         --         --
  Proceeds from capital contribution.......................     12,214      10,129         --
  Sale (purchase) of treasury stock........................      3,979      (4,729)        --
  Other changes in equity..................................         17      (7,760)     3,900
                                                             ---------   ---------   --------
          Net cash Provided by (Used in) Financing
            Activities.....................................    (59,287)     68,690     24,950
                                                             ---------   ---------   --------
          Increase (decrease) in Cash......................    (22,471)     38,002     (2,099)
          Cash and cash equivalents at Beginning of
            Period.........................................     39,480       1,478      3,577
                                                             ---------   ---------   --------
          Cash and cash equivalents at End of Period.......  $  17,009   $  39,480   $  1,478
                                                             =========   =========   ========

   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                    COL. A                         COL. B          COL. C        COL. D       COL. E
                    ------                       -----------   --------------   --------   ------------
                                                               FUTURE POLICY
                                                  DEFERRED       BENEFITS,
                                                   POLICY         LOSSES,
                                                 ACQUISITION    CLAIMS, AND     UNEARNED   POLICYHOLDER
                                                    COSTS      LOSS EXPENSES    PREMIUMS      FUNDS
                                                 -----------   --------------   --------   ------------
                                                                     (IN THOUSANDS)
December 31, 2000:
  Self Employed Agency.........................    $20,628        $271,439      $ 35,538     $ 7,998
  Student Insurance............................      2,924          25,206        31,779          --
  OKC Division.................................     44,573         413,346        27,204       9,929
  Special Risk.................................        390          75,697         3,364          --
  National Motor Club..........................         --           1,587           606          --
                                                   -------        --------      --------     -------
          Total................................    $68,515        $787,275      $ 98,491     $17,927
                                                   =======        ========      ========     =======
December 31, 1999:
  Self Employed Agency.........................    $17,313        $256,434      $ 33,762     $ 8,016
  Student Insurance............................      2,862          24,543        27,954          --
  OKC Division.................................     48,550         443,575        30,278      11,074
  Special Risk.................................        650          62,509         1,450          --
  National Motor Club..........................         --           1,658         4,104          --
                                                   -------        --------      --------     -------
          Total................................    $69,375        $788,719      $ 97,548     $19,090
                                                   =======        ========      ========     =======
December 31, 1998:
  Self Employed Agency.........................    $22,856        $255,170      $ 37,142     $ 7,972
  Student Insurance............................      3,212          25,621        31,546          --
  OKC Division.................................     50,894         465,782        35,957       9,560
  Special Risk.................................        910          37,552         1,552       3,058
  National Motor Club..........................      1,611           1,470         4,372          --
                                                   -------        --------      --------     -------
          Total................................    $79,483        $785,595      $110,569     $20,590
                                                   =======        ========      ========     =======

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               COL. F      COL. G       COL. H         COL. I       COL. J      COL. K
                              --------   ----------   -----------   ------------   ---------   --------
                                                       BENEFITS,    AMORTIZATION
                                                        CLAIMS      OF DEFERRED
                                                      LOSSES, AND      POLICY        OTHER
                              PREMIUM    INVESTMENT   SETTLEMENT    ACQUISITION    OPERATING   PREMIUMS
                              REVENUE     INCOME*      EXPENSES        COSTS       EXPENSES*   WRITTEN
                              --------   ----------   -----------   ------------   ---------   --------
                                                           (IN THOUSANDS)
2000:
  Self Employed Agency......  $521,077    $20,899      $314,963       $ 8,573      $147,535
  Student Insurance.........   107,367      2,870        83,272            25        28,817
  OKC Division..............    57,732     27,889        39,576        13,727        19,185
  Special Risk..............    20,725      2,676        24,753           260         4,056
  National Motor Club.......     2,050        115         1,893            --            47
                              --------    -------      --------       -------      --------
                              $708,951    $54,449      $464,457       $22,585      $199,640    $711,988
                              ========    =======      ========       =======      ========    ========
1999:
  Self Employed Agency......  $526,224    $19,252      $349,472       $14,327      $131,262
  Student Insurance.........   103,633      2,768        78,807           349        27,196
  OKC Division..............    57,283     29,579        39,623        13,496        16,338
  Special Risk..............    46,756      2,628        44,301           260         8,902
  National Motor Club.......     2,691        153         2,371         3,534            71
                              --------    -------      --------       -------      --------
                              $736,587    $54,380      $514,574       $31,966      $183,769    $733,299
                              ========    =======      ========       =======      ========    ========
1998:
  Self Employed Agency......  $572,516    $18,467      $430,228       $ 3,030      $162,490
  Student Insurance.........   107,029      2,764        76,448         3,393        23,863
  OKC Division..............    58,915     32,667        38,573        17,797        14,777
  Special Risk..............    55,155      2,455        38,115           260        13,430
  National Motor Club.......     3,007        363         2,671            --            70
                              --------    -------      --------       -------      --------
                              $796,622    $56,716      $586,035       $24,480      $214,630    $791,958
                              ========    =======      ========       =======      ========    ========

---------------

* Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

                                                                     SCHEDULE IV

                                      UICI
                                AND SUBSIDIARIES

                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                                                        PERCENTAGE
                                                                                        OF AMOUNT
                                      GROSS                                              ASSUMED
                                      AMOUNT       CEDED       ASSUMED     NET AMOUNT     TO NET
                                    ----------   ----------   ----------   ----------   ----------
Year Ended December 31, 2000
  Life insurance in force.........  $4,436,448   $  863,540   $  474,936   $4,047,844      11.7%
                                    ==========   ==========   ==========   ==========      ====
Premiums:
  Life insurance..................  $   42,299   $    6,286   $    4,624   $   40,637      11.4%
  Health insurance................     621,262       66,791      113,843      668,314      17.0%
                                    ----------   ----------   ----------   ----------
                                    $  663,561   $   73,077   $  118,467   $  708,951
                                    ==========   ==========   ==========   ==========
Year Ended December 31, 1999
  Life insurance in force.........  $5,366,204   $1,144,756   $  501,703   $4,723,151      10.6%
                                    ==========   ==========   ==========   ==========      ====
Premiums:
  Life insurance..................  $   50,695   $    9,795   $    5,516   $   46,416      11.9%
  Health insurance................     584,513       53,452      159,110      690,171      23.1%
                                    ----------   ----------   ----------   ----------
                                    $  635,208   $   63,247   $  164,626   $  736,587
                                    ==========   ==========   ==========   ==========
Year Ended December 31, 1998
  Life insurance in force.........  $4,850,858   $1,291,525   $1,668,440   $5,227,773      31.9%
                                    ==========   ==========   ==========   ==========      ====
Premiums:
  Life insurance..................  $   51,755   $   13,237   $   10,829   $   49,347      21.9%
  Health insurance................     566,112       34,032      215,195      747,275      28.8%
                                    ----------   ----------   ----------   ----------
                                    $  617,867   $   47,269   $  226,024   $  796,622
                                    ==========   ==========   ==========   ==========

                                                                      SCHEDULE V

                                      UICI
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                               RECOVERIES/   DEDUCTIONS/
                                           BALANCE AT   ADDITIONS   CHARGED      AMOUNTS     BALANCE AT
                                           BEGINNING    COST AND    TO OTHER     CHARGED       END OF
                                           OF PERIOD    EXPENSES    ACCOUNTS       OFF         PERIOD
                                           ----------   ---------   --------   -----------   -----------
Allowance for losses
Year ended December 31, 2000
  Agents' receivables....................    $1,982      $1,264        --        $(1,863)      $1,383
  Mortgage and collateral loans..........       650          --        --             --          650
  Student loans..........................     2,252       5,388        --           (167)       7,473
  Real estate............................     1,083          --        --             --        1,083
Year Ended December 31, 1999
  Agents' receivables....................    $  483      $1,851        --        $  (352)      $1,982
  Mortgage and collateral loans..........       650          --        --             --          650
  Student loans..........................       935       1,317        --             --        2,252
  Real estate............................     1,083          --        --             --        1,083
Year Ended December 31, 1998
  Agents' receivables....................    $1,491      $   95        --        $(1,103)      $  483
  Mortgage and collateral loans..........       650          --        --             --          650
  Student loans..........................       400         535        --             --          935
  Real estate............................     2,723         400        --         (2,040)       1,083

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2              -- Plan of Reorganization of United Group Insurance Company,
                            as subsidiary of United Group Companies, Inc. and Plan
                            and Agreement of Merger of United Group Companies, Inc.
                            into United Insurance Companies, Inc., filed as Exhibit
                            2-1 to the Registration Statement on Form S-1, File No.
                            33-2998, filed with the Securities and Exchange
                            Commission on January 30, 1986 and incorporated by
                            reference herein.
          3.1(A)         -- Certificate of Incorporation of UICI, as amended, filed as Exhibit 4.1 (a) to Registration Statement on Form S-8,
                            File No. 333-85113, filed with the Securities and
                            Exchange Commission on August 13, 1999 and incorporated
                            by reference herein.
          3.2(A)         -- Restated By-Laws, as amended, of the Company, filed as
                            Exhibit 4.1(b) to Registration Statement on Form S-8 File
                            No. 333-85113, filed with the Securities and Exchange
                            Commission on August 13, 1999 and incorporated by
                            reference herein.
         10.1(B)         -- Reinsurance Agreement between AEGON USA Companies and
                            UICI Companies Effective January 1, 1995, as amended
                            through November 21, 1995 and incorporated by reference
                            herein.
         10.1(C)         -- Amendment No. 3 to Reinsurance Agreement between AEGON
                            USA Companies and UICI Companies effective April 1, 1996,
                            and filed as Exhibit 10.1 to the Company's Current Report
                            on Form 8-K dated April 1, 1996 (File No. 0-14320), and
                            incorporated by reference herein. The Amendment No. 3
                            amends the Reinsurance Agreement between AEGON USA
                            Companies and UICI Companies effective January 1, 1995,
                            as amended through November 21, 1995, filed as Exhibit
                            10.1(B) on Annual Report on Form 10-K for year ended
                            December 31, 1995, (File No. 0-14320), filed on March 29,
                            1996, and incorporated by reference herein.
         10.2            -- Agreements Relating to United Group Association Inc.,
                            filed as Exhibit 10-2 to the Registration Statement on
                            Form S-18, File No. 2-99229, filed with the Securities
                            and Exchange Commission on July 26, 1985 and incorporated
                            by reference herein.
         10.3            -- Agreement for acquisition of capital stock of Mark Twain
                            Life Insurance Corporation by Mr. Ronald L. Jensen, filed
                            as Exhibit 10-4 to the Registration Statement on Form
                            S-1, File No. 33-2998, filed with the Securities and
                            Exchange Commission on January 30, 1986 and incorporated
                            by reference herein.
         10.3(A)         -- Assignment Agreement among Mr. Ronald L. Jensen, the
                            Company and Onward and Upward, Inc. dated February 12,
                            1986 filed as Exhibit 10-4(A) to Amendment No. 1 to
                            Registration Statement on Form S-1, File No. 33-2998,
                            filed with the Securities and Exchange Commission on
                            February 13, 1986 and incorporated by reference herein.
         10.4            -- Agreement for acquisition of capital stock of Mid-West
                            National Life Insurance Company of Tennessee by the
                            Company filed as Exhibit 2 to the Report on Form 8-K of
                            the Company, File No. 0-14320, dated August 15, 1986 and
                            incorporated by reference herein.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.5(A)         -- Stock Purchase Agreement, dated July 1, 1986, among the
                            Company, Charles E. Stuart and Stuart Holding Company, as
                            amended July 7, 1986, filed as Exhibit 11(c)(1) to
                            Statement on Schedule 14D-1 and Amendment No. 1 to
                            Schedule 13D, filed with the Securities and Exchange
                            Commission on July 14, 1986 and incorporated by reference
                            herein.
         10.5(B)         -- Acquisition Agreement, dated July 7, 1986 between
                            Associated Companies, Inc. and the Company, together with
                            exhibits thereto, filed as Exhibit (c)(2) to Statement on
                            Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed
                            with the Securities and Exchange Commission on July 14,
                            1986 and incorporated by reference herein.
         10.5(C)         -- Offer to Purchase, filed as Exhibit (a)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D,
                            filed with the Securities and Exchange Commission on July
                            14, 1986 and incorporated by reference herein.
         10.6            -- Agreement for acquisition of capital stock of Life
                            Insurance Company of Kansas, filed as Exhibit 10.6 to the
                            1986 Annual Report on Form 10-K, File No. 0-14320, filed
                            with the Securities and Exchange Commission on March 27,
                            1987 and incorporated by reference herein.
         10.7            -- Agreement Among Certain Stockholders of the Company,
                            filed as Exhibit 10-6 to the Registration Statement on
                            Form S-18, File No. 2-99229, filed with the Securities
                            and Exchange Commission on July 26, 1985 and incorporated
                            by reference herein.
         10.8            -- Form of Subscription Agreement for 1985 Offering, filed as Exhibit 10-7 to the Registration Statement on Form
                            S-1, File No. 33-2998, filed with the Securities and
                            Exchange Commission on January 30, 1986 and incorporated
                            by reference herein.
         10.9            -- Repurchase Agreement between Life Investors Inc., UGIC,
                            Ronald Jensen and Keith Wood dated January 6, 1984, filed
                            as Exhibit 10-8 to Registration Statement on Form S-1,
                            File No. 33-2998, filed with the Securities and Exchange
                            Commission on January 30, 1986 and incorporated by
                            reference herein.
         10.10           -- Treaty of Assumption and Bulk Reinsurance Agreement for
                            acquisition of certain assets and liabilities of Keystone
                            Life Insurance Company, filed as Exhibit 10.10 to the
                            1987 Annual Report on Form 10-K, File No. 0-14320, filed
                            with the Securities and Exchange Commission on March 28,
                            1988 and incorporated by reference herein.
         10.11           -- Acquisition and Sale-Purchase Agreements for the
                            acquisition of Orange State Life and Health Insurance
                            Company and certain other assets, filed as Exhibit 10.11
                            to the 1987 Annual Report on Form 10-K, File No. 0-14320,
                            filed with the Securities and Exchange Commission on
                            March 28, 1988 and incorporated by reference herein.
         10.12           -- United Insurance Companies, Inc. 1987 Stock Option Plan,
                            included with the 1988 Proxy Statement filed with the
                            Securities and Exchange Commission on April 25, 1988 and
                            incorporated by reference herein, filed as Exhibit 10.12
                            to the 1988 Annual Report on Form 10-K, File No. 0-14320,
                            filed with the Securities and Exchange Commission on
                            March 30, 1989 and incorporated by reference herein.
         10.13           -- Amendment to the United Insurance Companies, Inc. 1987
                            Stock Option Plan, filed as Exhibit 10.13 to the 1988
                            Annual Report on Form 10-K, File No. 0-14320, filed with
                            the Securities and Exchange Commission on March 30, 1989
                            and incorporated by reference herein.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.14           -- UICI Restated and Amended 1987 Stock Option Plan as
                            amended and restated March 16, 1999 filed as exhibit 10.1
                            to Form 10-Q dated March 31, 1999, (File No. 0-14320),
                            and incorporated by reference herein.
         10.15           -- Amendment to Stock Purchase Agreement between American
                            Capital Insurance Company and United Insurance Companies,
                            Inc., filed as Exhibit 10.15 to the 1988 Annual Report on
                            Form 10-K, File No. 0-14320, filed with the Securities
                            and Exchange Commission on March 30, 1989 and
                            incorporated by reference herein.
         10.16           -- Agreement of Substitution and Assumption Reinsurance
                            dated as of January 1, 1991 by and among Farm and Home
                            Life Insurance Company, the Arizona Life and Disability
                            Insurance Guaranty Fund and United Group Insurance
                            Company, as modified by a Modification Agreement dated
                            August 26, 1991, together with schedules and exhibits
                            thereto, filed as Exhibit 2 to Schedule 13D, filed with
                            the Securities and Exchange Commission on September 3,
                            1991 and incorporated by reference herein.
         10.17           -- Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First
                            United, Inc. and The MEGA Life and Health Insurance
                            Company, filed as Exhibit 3 to Schedule 13D, filed with
                            the Securities and Exchange Commission on September 3,
                            1991 and incorporated by reference herein.
         10.18           -- Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The
                            Chesapeake Life Insurance Company and Mid-West National
                            Life Insurance Company of Tennessee, filed as Exhibit 4
                            to Schedule 13D, File No. 0-14320 filed with the
                            Securities and Exchange Commission on September 3, 1991
                            and incorporated by reference herein.
         10.19           -- Second Agreement of Modification to Agreement of
                            Substitution and Assumption Reinsurance dated as of
                            November 15, 1991 among Farm and Home Life Insurance
                            Company, United Group Insurance Company, and the Arizona
                            Life and Disability Insurance Guaranty Fund, filed as
                            Exhibit 1 to Amendment No. 1 to Schedule 13D, File No.
                            0-14320 filed with the Securities and Exchange Commission
                            on February 5, 1992 and incorporated by reference herein.
                            This agreement refers to a Modification Agreement dated
                            September 12, 1991. The preliminary agreement included in
                            the initial statement was originally dated August 26,
                            1991.
         10.20           -- Addendum to Agreement of Substitution and Assumption
                            Reinsurance dated as of November 22, 1991 among United
                            Group Insurance Company, Farm and Home Life Insurance
                            Company, and the Arizona Life and Disability Insurance
                            Guaranty Fund, filed as Exhibit 2 to Amendment No. 1 to
                            Schedule 13D, File No. 0-14320 filed with the Securities
                            and Exchange Commission on February 5, 1992 and
                            incorporated by reference herein.
         10.21           -- Modification Agreement dated November 15, 1991 between
                            First United, Inc., Underwriters National Assurance
                            Company, and Farm and Home Life Insurance Company, The
                            MEGA Life and Health Insurance Company, and the Insurance
                            Commissioner of the State of Indiana, and filed as
                            Exhibit 3 to Amendment No. 1 to Schedule 13D, File No.
                            0-14320 filed with the Securities and Exchange Commission
                            on February 5, 1992 and incorporated by reference herein.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.22           -- Agreement of Reinsurance and Assumption dated December
                            14, 1992 by and among Mutual Security Life Insurance
                            Company, in Liquidation, National Organization of Life
                            and Health Insurance Guaranty Associations, and The MEGA
                            Life and Health Insurance Company, and filed as Exhibit 2
                            to the Company's Report on Form 8-K dated March 29, 1993,
                            (File No. 0-14320), and incorporated by reference herein.
         10.23           -- Acquisition Agreement dated January 15, 1993 by and
                            between United Insurance Companies, Inc. and Southern
                            Educators Life Insurance Company, and filed as Exhibit 2
                            to the Company's Report on Form 8-K dated March 29, 1993,
                            (File No. 0-14320), and incorporated by reference herein.
         10.24           -- Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance
                            Companies, Inc. and filed as Exhibit 2 to the Company's
                            Report on Form 8-K dated March 29, 1993, (File No.
                            0-14320), and incorporated by reference herein.
         10.25           -- Stock Purchase Agreement by and among United Insurance
                            Companies, Inc. and United Group Insurance Company and
                            Landmark Land Company of Oklahoma, Inc. dated January 6,
                            1994, and filed as Exhibit 10.27 to Form 10-Q dated March
                            31, 1994, (File No. 0-14320), and incorporated by
                            reference herein.
         10.26           -- Private Placement Agreement dated June 1, 1994 of 8.75%
                            Senior Notes Payable due June 2004 in the aggregate
                            amount of $27,655,000, and filed as Exhibit 28.1 to the
                            Company's Report on Form 8-K dated June 22, 1994, (File
                            No. 0-14320), and incorporated by reference herein.
         10.27           -- Asset Purchase Agreement between UICI Companies and PFL
                            Life Insurance Company, Bankers United Life Assurance
                            Company, Life Investors Insurance Company of America and
                            Monumental Life Insurance Company and Money Services,
                            Inc. effective April 1, 1996, as filed as Exhibit 10.2 to
                            the Company's Report on Form 8-K dated April 1, 1996
                            (File No. 0-14320) and incorporated by reference herein.
         10.28           -- General Agent's Agreement between Mid-West National Life
                            Insurance Company of Tennessee and United Group
                            Association, Inc. effective April 1, 1996, and filed as
                            Exhibit 10.3 to the Company's Report on Form 8-K dated
                            April 1, 1996 (File No. 0-14320), and incorporated by
                            reference herein.
         10.29           -- General Agent's Agreement between The MEGA Life and
                            Health Insurance Company and United Group Association,
                            Inc. Effective April 1, 1996, and filed as Exhibit 10.4
                            to the Company's Report on Form 8-K dated April 1, 1996
                            (File No. 0-14320) and incorporated by reference herein.
         10.30           -- Agreement between United Group Association, Inc. and
                            Cornerstone Marketing of America effective April 1, 1996,
                            and filed as Exhibit 10.5 to the Company's Current Report
                            on Form 8-K dated April 1, 1996 (File No. 0-14320) and
                            incorporated by reference herein.
         10.31           -- Stock exchange agreement dated October 1996 by and
                            between Amli Realty Co. and UICI, as amended by that
                            first amendment stock exchange agreement dated November
                            4, 1996 filed as Exhibit 10.31 to the Registration
                            Statement on Form S-3 File No. 333-23899 filed with the
                            Securities and Exchange Commission on April 25, 1997 and
                            incorporated by reference herein.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.32           -- Agreement dated December 6, 1997 by and between UICI,
                            UICI Acquisition Corp., ELA Corp., and Marcus A. Katz,
                            Cary S. Katz, Ryan D. Katz and RK Trust #2 filed as
                            Exhibit 10.32 to the Registration Statement on Form S-3
                            File No. 333-42937 filed with the Securities and Exchange
                            Commission on December 22, 1997 and incorporated by
                            reference herein.
         10.33           -- Repurchase Agreement dated as of March 27, 1998 as
                            amended between Lehman Commercial Paper, Inc. and
                            Educational Finance Group, Inc. filed as exhibit 10.1 to
                            Form 10-Q dated September 30, 1999, (File No. 0-14320),
                            and incorporated by reference herein.
         10.34           -- Loan Agreement among UICI, Bank of America, as
                            administrative agent, The First National Bank of Chicago
                            as documentation agent, and Fleet National Bank as co-
                            agent dated May 17, 1999 filed as exhibit 10.2 to Form
                            10-Q dated September 30, 1999, (File No. 0-14320), and
                            incorporated by reference herein.
         10.35           -- Indenture Agreement dated as of August 5, 1999 between
                            AMS-III, LP, as Issuer and The First National Bank of
                            Chicago, as Indenture Trustee and Eligible Lender Trustee
                            filed as exhibit 10.3 to Form 10-Q dated September 30,
                            1999, (File No. 0-14320), and incorporated by reference
                            herein.
         10.36           -- Indenture Agreement dated as of June 14, 1999 between
                            AMS-II, LP, as Issuer and The First National Bank of
                            Chicago, as Indenture Trustee and Eligible Lender Trustee
                            filed as exhibit 10.4 to Form 10-Q dated September 30,
                            1999, (File No. 0-14320), and incorporated by reference
                            herein.
         10.37           -- Agreement and Plan of Merger by and among UICI, UICI
                            Acquisition Co., and HealthPlan Services Corporation
                            dated as of October 5, 1999 filed as exhibit 2 to Form
                            8-K dated October 5, 1999 and incorporated by reference
                            herein.
         10.38           -- Voting Agreements dated October 5, 1999 between UICI and
                            Automatic Data Processing, Inc., James K. Murray, Jr.,
                            Shinnston Enterprises, Ltd., Elm Grove Associates,
                            William Bennett, and Robert Parker filed as exhibits
                            99.1, 99.2, 99.3, 99.4, 99.5, 99.6 and 99.7, respectively
                            to Form 8-K dated October 5, 1999 and incorporated herein
         10.39           -- Amended and Restated Agreement and Plan of Merger, dated as of February 18, 2000, by and among UICI, UICI
                            Acquisition Co., UICI Capital Trust I and HealthPlan
                            Services Corporation filed as exhibit 99.2 to Form 8-K
                            dated February 18, 2000 and incorporated by reference
                            herein.
         10.40           -- Amended and Restated Loan Agreement, dated as of March
                            10, 2000, between UICI, the Banks named therein and Bank
                            of America, NA, for itself and as agent, filed as exhibit
                            99.2 to Form 8-K dated March 22, 2000 and incorporated by
                            reference herein.
         10.41           -- Promissory Note, dated March 14, 2000, payable by UICI
                            SUB I, Inc. to LM Finance, LLC, filed as exhibit 99.3 to
                            Form 8-K dated March 22, 2000 and incorporated by
                            reference herein.
         10.42           -- Guaranty, dated March 14, 2000, from UICI to LM Finance,
                            LLC, filed as exhibit 99.4 to Form 8-K dated March 22,
                            2000 and incorporated by reference herein.
         10.43           -- Second Amendment and Restated Loan Agreement, dated as of
                            July 27, 2000, between UICI and LM Finance LLC, filed as
                            exhibit 10.43 to Form 10-Q dated June 30, 2000, (File No.
                            0-14320), and incorporated by reference herein.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.44           -- Stock Purchase Agreement dated, July 27,2000, between
                            UICI and C&J Investments, LLC filed as exhibit 10.44 to
                            Form 10-Q dated June 30, 2000, (File No. 0-14320), and
                            incorporated by reference herein.
         10.45           -- Management Agreement, dated December 31, 2000 between
                            UICI, The Mega Life and Health Insurance Company and
                            William J. Gedwed. *
         10.46           -- UICI 2000 Restricted Stock Plan effective January 1,
                            2000. *
         10.47           -- UICI 2001 Restricted Stock Plan effective January 1,
                            2001. *
         10.48           -- Termination Agreement, dated April 13, 2000 between UICI,
                            UICI Acquisition Co., UICI Capital Trust I, and
                            HealthPlan Services Corporation.
         10.49           -- Management Agreement dated October 13, 2000 between UICI and William P. Benac. *
         10.50           -- Information Technology Services Agreement by and between
                            UICI and Insurdata Incorporated (now HealthAxis.Inc.),
                            dated January 3, 2000.
         10.51           -- Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000.
         10.52           -- Administrative Service Agreement dated July 27,2000
                            between The MEGA Life and Health Insurance Company and
                            National Motor Club of America, Inc.
         10.53           -- Stock Purchase Agreement dated May 12, 2000 between UICI and The Mega Life and Health Insurance Company with
                            respect to all of the outstanding capital stock of The
                            Chesapeake Life Insurance Company.
         10.54           -- Promissory Note dated June 29, 2000 between UICI and
                            Columbus Bank and Trust maturing June 30, 2005.
         10.55           -- Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with
                            respect to all of the Outstanding capital stock of Amli
                            Realty Co.
         10.56           -- Agreement dated September 15, 1999 between UICI and
                            Onward and Upward, Inc. ("Put/Call Agreement) with
                            respect to the TOP Plan Funding Obligation, together with
                            extension agreements dated August 15, 2000, October 16,
                            2000, and February 7, 2001.
         10.57           -- Promissory Note and Loan Agreement dated July 19, 2000
                            between United Group Reinsurance, Inc. and Money
                            Services, Inc., maturing August 1, 2001.
         10.58           -- Promissory Note and Loan Agreement dated July 19, 2000
                            between Financial Services Reinsurance Ltd. and Money
                            Services, Inc., maturing August 1,2001.
         10.59           -- Promissory Note and Loan Agreement dated July 19, 2000
                            between U.S. Managers Life Insurance Company Ltd. and
                            Money Services, Inc., maturing August 1, 2001.
         10.60           -- Asset Purchase and Transfer Agreement dated August 4,
                            2000 between Specialized Card Services, Inc., United
                            Credit National Bank, UICI Receivables Funding
                            Corporation, and UICI and Household Bank (SB), N.A. and
                            Household Credit Services, Inc. , together with Amendment
                            No. 1.
         10.61           -- Lease Agreement dated September 30, 2000 between
                            Household Credit Services, Inc. (tenant) and Specialized
                            Card Services, Inc. (Landlord).
         10.62           -- Sublease Agreement dated July 27, 2000 between The Mega
                            Life and Health Insurance and National Motor Club of
                            America, Inc.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.63           -- Software License Agreement dated January 30, 2001 between
                            UICI and HealthAxis.com.
         10.64           -- Agreement, dated March 14, 2001, between UICI, MEGA and
                            Charles Prater*
         21              -- Subsidiaries of UICI
         23              -- Consent of Independent Auditors
         24              -- Power of Attorney

---------------

* Indicates a management contract and/or benefit plan as required by Item 14(a)(3) of Form 10-K.