Form 10-Q
period 2001-03-31
UICI
filed 2001-05-11
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 47,625,066 shares as of May 5, 2001.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                        PAGE
                                                                                                        ----

      PART I.         FINANCIAL INFORMATION

      Item 1.         Financial Statements

                      Consolidated condensed balance sheets-March 31, 2001 (unaudited) and
                      December 31, 2000...........................................................         3

                      Consolidated condensed statements of income  (unaudited) - three months
                      ended March 31, 2001 and 2000...............................................         4

                      Consolidated statements of comprehensive income  (unaudited) - three months
                      ended March 31, 2001 and 2000 ..............................................         5

                      Consolidated condensed statements of cash flows (unaudited) - three months
                      ended March 31, 2001 and 2000...............................................         6

                      Notes to consolidated condensed financial statements (unaudited) - March 31,
                      2001........................................................................         7

      Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................        22

      Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................        30

      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings...........................................................        31

      Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters........        31

      Item 6.         Exhibits and Reports on Form 8-K............................................        31

      SIGNATURES                                                                                          32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      MARCH 31,         DECEMBER 31,
                                                                        2001                2000
                                                                    -----------         -----------
                                                                    (UNAUDITED)

                                     ASSETS

Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2001--$839,749; 2000--$827,905).........................        $  841,417          $  814,433
     Equity securities, at fair value (cost:
     2001--$16,794; 2000--$18,926)...........................            15,159              16,916
  Mortgage and collateral loans..............................             5,286               5,368
  Policy loans...............................................            19,829              20,171
  Investment in Healthaxis, Inc..............................            16,363              18,442
  Investment in other equity investees.......................            43,053              43,196
  Short-term investments.....................................           111,632             149,525
                                                                     ----------          ----------
         Total Investments...................................         1,052,739           1,068,051
Cash.........................................................             7,295              83,058
Student loans................................................         1,314,113           1,156,072
Restricted cash..............................................           191,795             222,660
Reinsurance receivables......................................           121,624             120,723
Due premiums, other receivables and assets...................            58,300              52,766
Investment income due and accrued............................            61,164              62,014
Refundable income taxes......................................                --              13,978
Deferred acquisition costs...................................            69,322              68,515
Goodwill.....................................................            90,948              92,120
Deferred income tax..........................................            23,066              32,949
Property and equipment, net..................................            77,513              75,128
                                                                     ----------          ----------
                                                                     $3,067,879          $3,048,034
                                                                     ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits........................        $  423,234          $  429,167
  Claims.....................................................           355,378             358,108
  Unearned premiums..........................................           102,420              98,491
  Other policy liabilities...................................            17,886              17,927
Other liabilities............................................           140,867             156,953
Collections payable..........................................            67,200             111,787
Note Payable to related party................................                --              18,954
Debt.........................................................            35,237              47,828
Student loan credit facilities...............................         1,453,509           1,358,056
                                                                     ----------          ----------
                                                                      2,595,731           2,597,271
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share.................                --                  --
  Common Stock, par value $0.01 per share....................               487                 483
  Additional paid-in capital.................................           193,017             186,820
  Accumulated other comprehensive gain (loss)................                19             (10,068)
  Retained earnings..........................................           286,380             274,277
  Treasury stock, at cost....................................            (7,755)               (749)
                                                                     ----------          ----------
                                                                        472,148             450,763
                                                                     ----------          ----------
                                                                     $3,067,879          $3,048,034
                                                                     ==========          ==========


NOTE: The balance sheet data as of December 31, 2000 have been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            --------------------------
                                                                                              2001             2000
                                                                                            ---------        ---------

REVENUE
  Premiums:
     Health (includes amounts received from related parties of $1,552 and $602 for the three months ended March 31, 2001 and 2000,
          respectively,) ............................................................       $ 179,092        $ 165,331
     Life premiums and other considerations .........................................           9,656           10,864
                                                                                            ---------        ---------
                                                                                              188,748          176,195
  Investment income .................................................................          20,850           24,268
  Interest income (includes amounts received from related parties of
        $10 and $8 for the three months ended March 31, 2001 and 2000,
        respectively) ...............................................................          27,019           28,023
  Other fee income (includes amounts received from related parties of
        $1,847 and $715 for the three months ended March 31, 2001 and 2000,
        respectively) ...............................................................          22,390           29,391
  Other income ......................................................................             681              770
  Gain on sale of HealthAxis.com shares .............................................            --             26,300
  Losses on sale of other investments ...............................................             (25)            (963)
                                                                                            ---------        ---------
                                                                                              259,663          283,984
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses .........................................         120,112          115,246
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $8,215 and $8,895 for the three months
     ended March 31, 2001 and 2000, respectively) ...................................          66,991           60,631
  Other expenses (includes amounts paid to related parties of $2,321 and
     $1,034 for the three months ended March 31, 2001 and 2000, respectively) .......          22,860           31,664
  Depreciation ......................................................................           3,230            2,272
  Interest expense (includes expenses incurred with related parties of
     $98 and $290 for the three months ended March 31, 2001 and 2000,
     respectively) ..................................................................           1,875            3,277
  Interest expense--student loan credit facilities ..................................          22,955           24,982
  Equity in operating loss from Healthaxis, Inc. investment .........................           2,079            5,920
  Goodwill amortization .............................................................           1,172            1,689
                                                                                            ---------        ---------
                                                                                              241,274          245,681
                                                                                            ---------        ---------
INCOME FROM OPERATIONS BEFORE INCOME TAXES ..........................................          18,389           38,303
Federal income taxes ................................................................           6,286           18,512
                                                                                            ---------        ---------
NET INCOME ..........................................................................       $  12,103        $  19,791
                                                                                            =========        =========

Earnings  per share:

     Basic earnings .................................................................       $    0.26        $    0.43

     Diluted earnings ...............................................................       $    0.25        $    0.42


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        --------        --------

Net income ......................................................       $ 12,103        $ 19,791

Other comprehensive income, before tax:

   Unrealized gains  on securities:
     Unrealized holding gains arising during period .............         15,388           2,342
     Reclassification adjustment for gains
       included in net income ...................................            128             220
                                                                        --------        --------
           Other comprehensive income, before tax ...............         15,516           2,562
     Income tax provision related to items of
       other comprehensive income ...............................         (5,429)           (898)
                                                                        --------        --------
           Other comprehensive income, net of tax
             benefits ...........................................         10,087           1,664
                                                                        --------        --------

Comprehensive income ............................................       $ 22,190        $ 21,455
                                                                        ========        ========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (DOLLARS IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                            2001             2000
                                                                        ---------        ---------

OPERATING ACTIVITIES
   Net income ...................................................       $  12,103        $  19,791
   Adjustments to reconcile net income  to
     Cash used in operating activities:
     Increase in policy liabilities .............................           2,445            1,641
     Increase (decrease) in other liabilities ...................         (13,845)           3,054
     Increase in income taxes ...................................          18,508           26,983
     Increase in deferred acquisition costs .....................            (807)            (234)
     Decrease (increase) in accrued investment income ...........             850          (15,234)
     Decrease (increase) in reinsurance and other receivables ...          (2,973)           8,758
     Depreciation and amortization ..............................           4,402            4,015
     Decrease in collections payable ............................         (44,587)         (55,246)
     Operating loss of Healthaxis, Inc. .........................           2,079            5,920
     Loss (gains) on sale of investments ........................              25          (25,337)
     Amounts contributed to discontinued operations .............            --            (63,999)
     Other items, net ...........................................             279            3,917
                                                                        ---------        ---------
         Cash Used in Operating Activities ......................         (21,521)         (85,971)
                                                                        ---------        ---------

INVESTING ACTIVITIES
   Increase in student loans ....................................        (158,041)        (166,694)
   Decrease  (increase) in other investments ....................          28,514          (12,409)
   Proceeds from sale of HealthAxis.com shares ..................            --             30,000
   Decrease in restricted cash ..................................          30,865          300,739
   Increase in agents' receivables ..............................          (3,275)          (3,188)
   Purchase of subsidiary .......................................            --             (4,481)
   Increase in property and equipment ...........................          (5,615)          (3,422)
                                                                        ---------        ---------
         Cash Provided by (Used in) Investing Activities ........        (107,552)         140,545
                                                                        ---------        ---------

FINANCING ACTIVITIES
   Deposits from investment products ............................           3,855            4,106
   Withdrawals from investment products .........................         (11,075)          (8,050)
   Proceeds from student loan borrowings ........................         227,657          280,696
   Repayment of student loan borrowings .........................        (132,204)        (390,362)
   Proceeds from note payable to related party ..................            --             70,000
   Repayment of debt ............................................         (12,591)         (75,012)
   Repayment of note payable to related party ...................         (18,954)            --
   Purchase of treasury shares ..................................          (7,961)            --
   Issue treasury shares ........................................             955             --
   Other items, net .............................................           3,628              960
                                                                        ---------        ---------
         Cash Provided by (Used in) Financing Activities ........          53,310         (117,662)
                                                                        ---------        ---------

         Net Decrease in Cash ...................................         (75,763)         (63,088)
         Net Cash at Beginning of Period ........................          83,058           74,091
                                                                        ---------        ---------
         Cash at End of Period ..................................       $   7,295        $  11,003
                                                                        =========        =========


See notes to consolidated condensed financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2001

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncements

    In June 2000, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and as amended, is required to be adopted in years beginning after June 15, 2000. This Statement requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair values of derivatives not meeting the Statement's hedge criteria are included in income. Because of the Company's minimal use of derivatives, the adoption of the new Statement does not have a significant effect on earnings or the financial position of the Company.

    In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replacing Statement No. 125. Statement 140 which is effective for transfers occurring after March 31, 2001, changes certain provisions of Statement 125. The Company does not expect these changes to materially impact its earnings or financial position.

NOTE B - DISCONTINUED OPERATION

    In March 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that the Company would exit from its United CreditServ sub-prime credit card business. In September 2000, the Company completed the sale of substantially all of United CreditServ's non-cash assets, and on January 29, 2001, the Company completed the voluntary liquidation of United Credit National Bank ("UCNB"), in accordance with the terms of a plan of voluntary liquidation approved by the Office of Comptroller of Currency ("OCC"). UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company believes that its exit from the credit card business is now substantially complete.

    For financial reporting purposes, at December 31, 2000, the remaining assets of the discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.7 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

NOTE C - LIQUIDITY

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

    At March 31, 2001, UICI at the parent company level held cash and cash equivalents in the amount of $20.4 million and had short and long-term indebtedness outstanding in the amount of $6.2 million and $22.9 million, respectively.

    The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $65.1 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

NOTE D - INVESTMENT IN HEALTHAXIS, INC. (FORMERLY HEALTHAXIS.COM, INC.)

    At December 31, 2000, the Company held approximately 39.2% of the issued and outstanding shares of common stock of HealthAxis.com, Inc. ("HealthAxis.com"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. At December 31, 2000, Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") held approximately 34.7% of the issued and outstanding shares of common stock of HealthAxis.com. In addition, at December 31, 2000, the Company held $1.7 million principal amount of 2% convertible subordinated debentures issued by HAI and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share. The HAI debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

    On January 26, 2001, HAI acquired all of the outstanding shares of HealthAxis.com that HAI did not then own in a stock-for-stock merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "HAI Merger"). The Company recognized no gain in connection with the HAI Merger. In the HAI Merger, HealthAxis.com shareholders (including the Company) received 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. Following the HAI Merger, the Company beneficially holds 23,944,030 shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.3% of the issued and outstanding shares of HAI. Of such 23,944,030 shares beneficially held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

    Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the three month period ended March 31, 2001. This financial information has been adjusted to exclude the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com.

                                                               MARCH 31,
                                                                 2001
                                                            --------------
                                                            (IN THOUSANDS)

     Assets
       Cash and current assets.......................        $   19,776
       Property and equipment........................            10,785
       Other assets..................................             6,178
                                                             ----------
               Total assets..........................        $   36,739
                                                             ==========
     Liabilities
       Accounts payable and accrued expenses.........        $    5,395
       Debt..........................................            27,259
       Other liabilities.............................             3,615
                                                             ----------
       Total liabilities.............................            36,269
       Stockholders' equity..........................               470
                                                             ----------
     Total liabilities and equity....................        $   36,739
                                                             ==========

                                        THREE MONTHS ENDED
                                          MARCH 31, 2001
                                        ------------------
                                          (IN THOUSANDS)

           Revenue.....................     $ 11,212
           Expenses....................       15,800
                                            --------
                     Net loss..........     $ (4,588)
                                            ========

NOTE E - LONG TERM DEBT

    Effective July 27, 2000, the Company and a limited liability company controlled by the Company's Chairman ("Lender LLC") completed a restructuring of the terms of a $70.0 million loan originally to a newly-formed subsidiary of the Company in March 2000 (the "Lender LLC Loan"). As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West (the "Amended Lender LLC Loan"). The Amended Lender LLC Loan (a) matured on January 1, 2002, (b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the original outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

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

    On January 30, 2001, the Company prepaid in full all principal and accrued interest on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in the liquidation of UCNB. Lender LLC's security interest in 100% of the capital stock of Mid-West was released in full.

    On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bears interest at the per annum rate of 11.0%, matures on August 1, 2001, is secured by a pledge of all of the assets of the offshore companies, and is guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill the liquidity needs at the parent company. At March 31, 2001 and December 31, 2000, the outstanding balance on the loan was $6.0 million and $18.0 million, respectively. On May 3, 2001, all outstanding principal and accrued interest on the loan was paid in full.

NOTE F - INCOME TAXES

    The Company's effective tax rate on operations for the three-month period ended March 31, 2001 was approximately 34% compared to 48% for the same period in 2000. The reduction is primarily due to the decrease in losses at Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS"). AMS is 75% owned by the Company and files a separate federal income tax return. Consequently losses at AMS are not eligible for utilization in the Company's consolidated income tax return and therefore no tax benefit was provided on AMS' losses. As of March 31, 2001, AMS incurred losses of $769,000 (including amortization of goodwill and other expenses of $1.0 million), and as of March 31, 2000 AMS incurred losses of $9.5 million (including amortization of goodwill and other expenses of $1.1 million).

NOTE G - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -------------------------------
                                                            2001                       2000
                                                          --------                   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income available to Common shareholders...........    $ 12,103                   $ 19,791
                                                          ========                   ========
Weighted average shares outstanding
  -- basic earnings per share.........................      46,997                     46,388
Effect of dilutive securities:
Employee stock options and other shares...............       1,164                        807
                                                          --------                   --------
Weighted average shares outstanding
  -- dilutive earnings per share......................      48,161                     47,195
                                                          ========                   ========

Basic earnings per share..............................    $   0.26                   $   0.43
                                                          ========                   ========

Diluted earnings per share............................    $   0.25                   $   0.42
                                                          ========                   ========

NOTE H - LEGAL PROCEEDINGS

    The Company is a party to the following material legal proceedings:

Securities Class Action Litigation

    As previously disclosed, in December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits alleging, among other things, that the Company's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of the Company's credit card business, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The three cases have been subsequently consolidated as Herbert R. Silver, et al. v. UICI et al, which is pending in U.S. District Court for the Northern District of Texas. Plaintiffs purport to represent a class of persons who purchased UICI common stock from April 16, 1999 through December 9, 1999. On June 12, 2000, plaintiffs filed a consolidated amended class action complaint, amending, consolidating and supplementing the allegations made in the original cases.

    On August 4, 2000, UICI and the individual defendants filed a motion to dismiss the case in its entirety, asserting that plaintiffs failed to properly plead the elements of a Section 10(b) claim. On January 31, 2001, the Court ordered plaintiffs to file a second amended complaint clarifying and curing certain enumerated deficiencies in plaintiffs' pleadings, and plaintiffs subsequently filed a second amended complaint. Defendants' response to plaintiffs' second amended complaint is due on May 25, 2001.

    The Company intends to continue to vigorously contest the allegations in the case.

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

    The Company cannot at this time predict how, when or in what fashion the Sun Litigation will ultimately be resolved. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement may be treated as a capital contribution to the Company, and the gain would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after tax, or $0.15 per share).

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

    On March 22, 2000, the Special Litigation Committee reported to the Court its findings and recommendations with respect to the allegations in the original complaint, and the Court granted plaintiff's motion to lift the statutory stay in the proceedings for the purposes of evaluating the Special Litigation Committee's decision on the Jensen 1996 Guaranty (and the derivative plaintiff's motion for summary judgment on the Jensen 1996 Guaranty) and releasing the $7.6 million of uncontested funds from the sale of STP to the Company. The Company filed a motion with the appeals court in the Sun Litigation seeking a distribution to UICI of $7.6 million of uncontested funds. Following Sun's demand that a portion of the remaining funds held in the court's registry in the Sun Litigation be distributed to Sun, the court of appeals denied all requested relief.

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

    On January 25, 2001, the Special Litigation Committee delivered to the Company its final findings, recommendations, and conclusions. The Special Litigation Committee reinstated the prior recommendation that the Company seek a portion of the compensation paid to an employee of the Company during the period 1995-1996, which compensation had previously been recovered by the Company in December 2000. In addition, the Special Litigation Committee found that it "has uncovered absolutely no evidence of any pattern of behavior that would suggest any motive to disadvantage the Company on the part of any of UICI's present or former officers or directors," and concluded that, in its opinion and except with respect to the compensation previously recovered from the employee and the legal fees previously recovered from Mr. Jensen (see discussion above), the "related party transactions that were undertaken accrued to the significant benefit of UICI." Finally, the Special Litigation Committee recommended dismissal of plaintiff's lawsuit in its entirety. At a meeting held on February 28, 2001, the UICI Board of Directors accepted the final recommendations and conclusions of the Special Litigation Committee. In accordance with the final recommendations of the Special Litigation Committee, on April 20, 2001 UICI filed a motion to dismiss the case in its entirety.

ACE and AFCA Litigation

    As previously disclosed, the Company and UCNB were initially parties to separate lawsuits filed in February 2000 by American Credit Educators, LLC ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs (American Credit Educators, LLC v. United Credit National Bank and UICI and American Fair Credit Association, Inc. v. United Credit National Bank and UICI, each pending in the United States District Court for the District of Colorado). In the suits, plaintiffs alleged, among other things, that UCNB has breached its agreements with ACE and AFCA and have claimed damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

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

    Following the voluntary liquidation of UCNB completed on January 29, 2001, the legal existence of UCNB terminated and, in accordance with the terms of the June 2000 Consent Order issued by the OCC against UICI, UICI expressly assumed all liabilities of UCNB, including contingent liabilities associated with pending and future litigation. Accordingly, on February 5, 2001, UICI moved to substitute UICI for UCNB as a party defendant and to substitute United CreditServ for UCNB for purposes of asserting and prosecuting counterclaims, cross-claims, third party complaints and other offensive pleadings. On March 9, 2001, the court granted UICI's motion to consolidate the ACE and AFCA lawsuits and ordered the plaintiffs to file an amended complaint on or before March 23, 2001. The Court denied ACE's motion for a preliminary injunction without prejudice, and AFCA subsequently withdrew its motion for a preliminary injunction. ACE and AFCA filed a consolidated complaint against the Company and UCNB on April 4, 2001. UICI filed its motion to dismiss plaintiffs' consolidated complaint on April 30, 2001. The court denied ACE's motion for preliminary injunction without prejudice, and AFCA subsequently withdrew its motion for a preliminary injunction.

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

    In a status conference on the Mitchell case held on December 21, 2000, the state court considered, among other issues, the extent and scope of the stay of proceedings in the state court resulting from defendants' October 12, 2000 Notice of Appeal. The state court determined that it would presume that the stay of proceedings in the state court resulting from defendants' October 12, 2000 Notice of Appeal extended to the entire Mitchell case and that such stay would continue in effect until further order of the state court upon fully noticed motion by plaintiff Mitchell. As of May 10, 2001, UICI had not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state court. Accordingly, at this time, it is unclear whether or not plaintiffs will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal.

Reinsurance Litigation

     On November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), which is currently pending in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff has alleged that it is due the sum of (pound)1,592,358.54 (approximately US $2.3 million as of March 31, 2001) for losses incurred in a health insurance program in the United Kingdom in which Cologne Re was a cedant of reinsurance and MEGA was Cologne Re's retrocessionaire.

     A defense has been filed by MEGA, and Cologne Re recently submitted a reply pleading, which is presently under review by counsel. English law provides for extensive document discovery, which is being undertaken by both parties.

     MEGA believes it has meritorious defenses and counterclaims against Cologne Re, which it served on Cologne Re on February 16, 2001, and intends to vigorously defend the case and prosecute its counterclaims.

Gottstein Litigation

    As previously disclosed, UICI, Ronald L. Jensen, and UGA, Inc. are party defendants in a purported class action lawsuit filed in November 1998 (Gottstein, et al. v. The National Association for the Self-Employed, et al., pending in the United States District Court for the District of Kansas). The class representatives have alleged fraud, conspiracy to commit fraud, breach of fiduciary duty, violation of the Kansas Consumer Protection Act, conspiracy to commit RICO violations, and violation of RICO, all arising out of the concurrent sales of individual health insurance policies underwritten and marketed by PFL Life Insurance Company ("PFL") and memberships in The National Association for the Self-Employed. On February 1, 2001, the court approved a settlement including all potential class members in all states, including Kansas. Under the terms of a cost sharing agreement with a unit of AEGON USA, UICI and/or MEGA will be obligated to reimburse the AEGON USA unit for 50% of the cash cost of the settlement.

    Disposition of the case under the current terms of the settlement will not have a material adverse effect upon the Company.

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

NOTE I - SEGMENT INFORMATION

    The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division (which the Company sold on July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS"), the Company's investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.) and Third Party Administration (formerly UICI Administrators), and (iii) Other Key Factors.

    Other Key Factors include investment income not allocated to the other segments, interest and general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for transactions generally at cost.

    Revenues, income from operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                           2001              2000
                                                         ---------        ---------
                                                               (IN THOUSANDS)

Revenues
   Insurance:
     Self Employed Agency ........................       $ 156,521        $ 137,691
     Student Insurance ...........................          27,993           27,274
     OKC Division ................................          23,365           23,696
     Special Risk ................................           3,224           10,668
     National Motor Club .........................            --              9,237
                                                         ---------        ---------
                                                           211,103          208,566

   Financial Services:
     Academic Management Services ................          37,397           36,234
     Third Party Administration ..................           6,204            3,722
     Gain on sale of HealthAxis.com
      shares .....................................            --             26,300
                                                         ---------        ---------
                                                            43,601           66,256

   Other Key Factors .............................           5,989            9,297
   Intersegment Eliminations .....................          (1,030)            (135)
                                                         ---------        ---------
Total revenues ...................................       $ 259,663        $ 283,984
                                                         =========        =========

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          2001            2000
                                                                        --------        --------
                                                                             (IN THOUSANDS)

Income from operations before federal income taxes:
   Insurance:
     Self Employed Agency .......................................       $ 17,572        $ 18,134
     Student Insurance ..........................................            459              84
     OKC Division ...............................................          3,796           4,133
     Special Risk ...............................................           (148)            246
     National Motor Club ........................................           --             1,089
                                                                        --------        --------
                                                                          21,679          23,686

   Financial Services:
     Academic Management Services ...............................            269          (8,461)
     Third Party Administration .................................           (843)           (266)
     Gain on sale of HealthAxis.com shares ......................           --            26,300
     Healthaxis, Inc. operating loss ............................         (2,079)         (5,920)
                                                                        --------        --------
                                                                          (2,653)         11,653

   Other Key Factors ............................................            535           4,653
   Goodwill amortization ........................................         (1,172)         (1,689)
                                                                        --------        --------
Total income from operations before federal income taxes ........       $ 18,389        $ 38,303
                                                                        ========        ========

                                                               MARCH 31,      DECEMBER 31,
                                                                 2001             2000
                                                              ----------      ------------
                                                                   (IN THOUSANDS)

 Assets
   Insurance:
      Self Employed Agency ............................       $  475,753       $  446,106
      Student Insurance ...............................           84,506           78,197
      OKC Division ....................................          664,974          666,552
      Special Risk ....................................           91,741           97,647
                                                              ----------       ----------
                                                               1,316,974        1,288,502
   Financial Services:
      Academic Management Services ....................        1,532,655        1,479,217
      Third Party Administration ......................            6,464            6,392
      Investment in Healthaxis, Inc. ..................           16,363           18,442
                                                              ----------       ----------
                                                               1,555,482        1,504,051

  Other Key Factors ...................................          195,423          255,481
                                                              ----------       ----------
Total assets ..........................................       $3,067,879       $3,048,034
                                                              ==========       ==========

NOTE J - RELATED PARTY TRANSACTIONS

    Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest ("Jensen Affiliates").

Payment of Amended Lender LLC Loan

    On January 30, 2001, the Company prepaid in full all principal and accrued interest owing on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in liquidation of UCNB, and the lender's security interest in 100% of the capital stock of Mid-West National Life of Tennessee was released in full. The Lender LLC is a limited liability company controlled by Mr. Jensen. See Note E of Notes to Consolidated Condensed Financial Statements.

Onward and Upward Put

    In 1986 and 1996, respectively, Special Investment Risks, Ltd. ("SIR") established, for the benefit of its independent insurance agents, independent sales representatives and independent organizations associated with SIR, the Agency Matching Total Ownership Plan I and the Agency Matching Total Ownership Plan II (collectively, the "Plans"), entitling participants to purchase and receive UICI Common Stock. In connection with SIR's transfer to the Company of SIR's agency operations effective January 1, 1997, SIR agreed to retain the liability to fund the Plans to the extent of 922,587 shares of UICI Common Stock, representing the corresponding number of unvested AMTOP Credits (as defined in the Plans) at January 1, 1997. As of August 30, 1999, the liability of SIR to fund the Plans remained undischarged to the extent of 369,174 shares of UICI Common Stock (the "Unfunded Obligation").

    Effective September 15, 1999, SIR and the Company entered into an Assumption Agreement, pursuant to which the Company agreed to assume and discharge the Unfunded Obligation, in consideration of a cash payment made by SIR to the Company in the amount of $10.1 million representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15). On October 29, 1999, SIR funded the cash payment.

    Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.5% of the Company's outstanding Common Stock. To ensure that the dollar value of the Unfunded Obligation will not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year (commencing in 2000 through 2006), the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at an initial purchase price in 2000 of $28.50 per share. The call/put price escalates over time in annual dollar increments to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement. In November 2000, the Company extended until March 31, 2001 the period during which OUI may exercise its initial put right under the Put/Call Agreement.

    In May 2001, the Company extended until June 30, 2001 the period during which OUI may exercise its initial put right under the Put/Call Agreement.

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

    On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note (the "Plan Note"), which matures in three years and is secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the "$5.25 ESOP Shares") are held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP are made. It is expected that the Plan Note will be extinguished over a period of approximately two years by crediting the Company's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note.

    During the three months ended March 31, 2001, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $1.6 million. Included in the $1.6 million expense is $485,000 of stock appreciation, which is reflected in other expenses on the Company's consolidated statement of income. The amount classified as stock appreciation expense represents the incremental compensation expense associated with the allocation during the three months ended March 31, 2001 of 193,000 $5.25 ESOP Shares to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the $5.25 ESOP Shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

    The Company currently estimates that approximately 600,000 $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2001. The fair value of the 1,062,000 unallocated $5.25 ESOP Shares totaled $9.3 million at March 31, 2001.

Agent Stock Accumulation Plans

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America, CLD Agency and CFLD Association Field Services agency field forces.

    The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of UICI common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The "matching credits" vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant's plan account on January 1 of each year are converted from book credits to an equivalent number of shares of UICI common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants' Agent Plan accounts.

    The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974, and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

    Prior to July 1, 2000, the Company granted matching credits in an amount equal to the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. Effective July 1, 2000, the Company modified the formula for calculating the number of matching credits to be posted to participants' accounts. During the period beginning July 1, 2000 and ending on the earlier of June 30, 2002 or the date that an aggregate of 2,175,000 share equivalents have been granted under this revised formula, the number of matching credits issued to an individual participant will be the greater of (a) the number of matching credits determined each month by dividing the dollar amount of the participant's contribution for that month by $5.25, or
(b) the actual number of shares acquired, at then-current fair market value, by the participant's contribution amount.

    Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending June 30, 2002, the Company will utilize up to 2,175,000 newly-issued shares to satisfy its commitment to deliver shares that vest during this period under the Company-match feature of the Agent Plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries will transfer to the Company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the Plans.

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing commission expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, commission expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share.

    For the three months ended March, 2001 and 2000, the Company recorded commission expense associated with the Agent Plans in the amount of $162,000 and $624,000, respectively.

    At March 31, 2000, the Company had recorded approximately 1.1 million unvested matching credits associated with the Agent Plans, of which the Company estimates 326,000 will vest at January 1, 2002.

    The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based commission expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative commission expense may result as the Company adjusts the cumulative liability for unvested stock-based commission expense. Stock- based commission expense is non-cash and will accordingly have no impact on the Company's cash flows or liquidity.

NOTE L - SUBSEQUENT EVENTS

    Effective April 1, 2001, Specialized Card Services, Inc. ("SCS"), an indirect wholly-owned subsidiary of the Company, entered into an agreement with an unaffiliated third party to form a new venture to engage in the business of collecting charged off consumer debt. In exchange for 50% of the common stock in the newly formed entity and $3.0 million liquidation value of preferred stock, SCS contributed to the newly formed corporation the business operations of its Harker Heights, Texas collection facility at net book value and certain previously written-off credit card receivables.

    On April 27, 2001, the Company completed a $100 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Division. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes offered and sold by a special purpose corporation (the "SPC") solely to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933. Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75%. The notes are secured by a pledge of alternative student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the SPC acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company, including $11.0 million of loans previously held by UICI Funding Corp. 2, $29.0 million of loans held by AMS, $24.0 million of loans held by MEGA and $6.0 million of loans held by Mid-West. As part of the securitization, a loan acquisition fund was established to acquire in the future up to an additional $19.1 million of student loans originated by the Company's College Fund Life Division. On a consolidated basis, the Company does not expect to record any gain on sale as a result of the financing, and will continue to carry on its balance sheet the alternative student loans and the associated debt arising from the transaction.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's business segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division and the National Motor Club Division (which the Company sold July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp., the Company's investment in Healthaxis, Inc., (formerly Insurdata Incorporated), and Third Party Administration (formerly UICI Administrators) and (iii) Other Key Factors, which includes investment income not allocated to the other segments, interest and general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income.

    Revenues and income from operations before federal income taxes ("operating income") by business segment are summarized in the tables below:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                      2001             2000
                                                    ---------        ---------
                                                         (IN THOUSANDS)

Revenues
   Insurance:
     Self Employed Agency ...................       $ 156,521        $ 137,691
     Student Insurance ......................          27,993           27,274
     OKC Division ...........................          23,365           23,696
     Special Risk ...........................           3,224           10,668
     National Motor Club ....................            --              9,237
                                                    ---------        ---------
                                                      211,103          208,566

   Financial Services:
     Academic Management Services ...........          37,397           36,234
     Third Party Administration .............           6,204            3,722
     Gain on sale of HealthAxis.com
      shares ................................            --             26,300
                                                    ---------        ---------

                                                       43,601           66,256

   Other Key Factors ........................           5,989            9,297
   Intersegment Eliminations ................          (1,030)            (135)
                                                    ---------        ---------
Total Revenues ..............................       $ 259,663        $ 283,984
                                                    =========        =========

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                     2001            2000
                                                                   --------        --------
                                                                        (IN THOUSANDS)

Income from operations before federal income taxes:
   Insurance:
     Self Employed Agency ..................................       $ 17,572        $ 18,134
     Student Insurance .....................................            459              84
     OKC Division ..........................................          3,796           4,133
     Special Risk ..........................................           (148)            246
     National Motor Club ...................................           --             1,089
                                                                   --------        --------
                                                                     21,679          23,686

   Financial Services:
     Academic Management Services ..........................            269          (8,461)
     Third Party Administration ............................           (843)           (266)
     Gain on sale of HealthAxis.com shares .................           --            26,300
     HealthAxis, Inc. operating loss .......................         (2,078)         (5,920)
                                                                   --------        --------
                                                                     (2,653)         11,653

   Other Key Factors .......................................            534           4,653
   Goodwill amortization ...................................         (1,172)         (1,689)
                                                                   --------        --------
Total income from operations before federal income taxes ...       $ 18,389        $ 38,303
                                                                   ========        ========

Three Month Period ended March 31, 2001 compared to Three Month Period ended March 31, 2000

    For the three months ended March 31, 2001, the Company generated revenues and net income of $259.7 million and $12.1 million ($0.25 per diluted share), respectively, compared to pro forma revenues and net income of $248.4 million and $2.2 million ($0.05 per diluted share), respectively, for the three months ended March 31, 2000.

    Pro forma revenues and net income in 2000 exclude the effects of a one-time gain from the sale of investment securities in the amount of $26.3 million ($17.1 million net of tax, or $0.36 per diluted share) and revenues and operating income from the Company's National Motor Club unit (which was sold on July 27, 2000) in the amount of $9.2 million and $1.1 million ($543,000 net of tax, or $0.01 per diluted share), respectively. Including those items, the Company reported revenues and net income of $284.0 million and $19.8 million ($0.42 per diluted share), respectively, for the three months ended March 31, 2000.

    Self-Employed Agency ("SEA") Division

    Operating income for the SEA Division decreased to $17.6 million for the three months ended March 31, 2001 from $18.1 million for the comparable 2000 period. Revenues for the SEA Division increased to $156.5 million for the three months ended March 31, 2001 from $137.7 million for the same period in 2000. During the 2001 quarter, SEA experienced substantial growth in submitted annualized premium volume ($123.6 million for the first three months of 2001 compared to $79.0 million for the first three months of 2000), continued to successfully direct newer sales to the more traditional, higher margin, indemnity products (sales of indemnity products represented 81% of new production in the first three months of 2001 compared to 44% in the first three months of 2000), and maintained loss ratios consistent with its favorable experience during 2000 (61% for the first three months of 2001 compared to 60% for the first three months of 2000).

    Student Insurance Division

    The Company's Student Insurance Division reported operating income of $459,000 for the three months ended March 31, 2001, compared to $84,000 for the comparable period in the prior year. The increase in operating income was attributed primarily to improved administrative efficiencies. Revenue increased to $28.0 million for the three months ended March 31, 2001 from $27.3 million in the corresponding 2000 period.

    OKC Division

    Operating income for the OKC Division decreased to $3.8 million for the three months ended March 31, 2001 from $4.1 million for the same period in 2000. Revenues for the three months ended March 31, 2001 for the OKC Division decreased to $23.3 million from $23.7 million in the comparable 2000 period. The decrease in operating income is attributable to declining profits from the OKC Division's closed blocks of life insurance business.

    Special Risk Division

    Operating losses for the Special Risk Division (consisting of certain niche health-related products, including "stop loss", marine crew accident, organ transplant and international travel accident products) were $148,000 for the three months ended March 31, 2001 compared to income of $246,000 in the comparable 2000 period. Revenue for the three months ended March 31, 2001 decreased to $3.2 million from $10.7 million in the corresponding 2000 period. The decrease in revenue is a result of the implementation of reinsurance and specific retrocession agreements that effectively permitted the Company to transfer insurance revenue and the associated risk to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies.

    National Motor Club

     On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). As a result of the sale, no revenues or income generated by National Motor Club are reflected on the Company's results of operations for the three months ended March 31, 2001. During the three months ended March 31, 2000, National Motor Club generated revenues and operating income of $9.2 million and $1.1 million, respectively.

     Academic Management Services Corp. ("AMS")

    For the three months ended March 31, 2001, AMS reported operating income of $269,000 compared to an operating loss of $8.5 million in the three months ended March 31, 2000. AMS' revenues for the three months ended March 31, 2001 were $37.4 million compared to revenues of $36.2 million for the comparable period in the prior year.

    The significant improvement in operations resulted primarily from reductions in operating expenses and a favorable interest rate environment during the three months ended March 31, 2001.

    Total operating expenses of $11.6 million for the first quarter of 2001 were approximately $4.9 million less than operating expenses in the comparable quarter of the prior year. As previously announced, in the first quarter of 2000 AMS incurred charges of approximately $3.5 million in connection with a management change effected in January 2000 and related changes in business infrastructure and strategy. In addition, AMS realized expense reductions in the first quarter of 2001 resulting from the closure of its San Diego facility, which was completed in the fourth quarter of 2000.

    Declining market interest rates in the first quarter of 2001 resulted in improved spreads on AMS' student loan portfolio. Spread income was $3.4 million for the three months ended March 31, 2001, compared to $1.9 million for the comparable period of the prior year, despite a reduction in portfolio size of approximately $180.0 million. While declining market interest rates resulted in reduced yields on student loans, the positive effect of rate reductions on AMS' underlying financing more than offset the reduced yields on the student loan portfolio. AMS also realized gains on the sale of student loans of $1.8 million in the first quarter of 2001, compared to gains of $800,000 for the comparable quarter of the prior year.

    Fee income from tuition payment programs increased to $2.7 million for the three months ended March 31, 2001, from $1.9 million for the comparable period of the prior year, due primarily to an increase in tuition installment plan accounts and the imposition of late fees on delinquent accounts. Loan servicing fee income was down slightly to $3.4 million from $3.7 million in the first quarter of the prior year.

    The Company has previously disclosed that AMS had engaged Lehman Brothers Inc. and Bank of America Securities Inc. to assist AMS in evaluating various strategic alternatives, including a possible sale of AMS. While the Company and AMS continue to evaluate and assess AMS' strategic alternatives, consideration of a possible sale of AMS in its entirety has been suspended at this time.

    Third Party Administration Division (formerly UICI Administrators)

    The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services), Healthcare Management Administrators, Inc. (which the Company acquired on February 3, 2000) and Barrons (previously included in the OKC Division) as its Third Party Administration Division ("TPA") division. In the three months ended March 31, 2001, the TPA Division incurred an operating loss of $843,000 compared to an operating loss of $266,000 in the comparable 2000 period. Revenues for the three months ended March 31, 2001 increased to $6.2 million from $3.7 million in the corresponding 2000 period.

    Investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.)

    At December 31, 2000, the Company held approximately 39.2% of the issued and outstanding shares of common stock of HealthAxis.com, Inc. ("HealthAxis.com"), a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. At December 31, 2000, Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") held approximately 34.7% of the issued and outstanding shares of common stock of HealthAxis.com. In addition, at December 31, 2000, the Company held $1.7 million principal amount of 2% convertible subordinated debentures issued by HAI and a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share. The HAI debentures mature in September 2005 and are convertible into 185,185 shares of HAI common stock.

    On January 26, 2001, HAI acquired all of the outstanding shares of HealthAxis.com that HAI did not then own in a stock-for-stock merger of HealthAxis.com with a wholly-owned subsidiary of HAI (the "HAI Merger"). In the HAI Merger, HealthAxis.com shareholders (including the Company) received 1.334 shares of HAI common stock for each share of HealthAxis.com common stock outstanding. The Company recognized no gain in connection with the HAI Merger. Following the HAI Merger, the Company beneficially holds 23,944,030 shares of HAI common stock (including the 185,185 shares issuable upon conversion of the HAI convertible subordinated debentures), representing approximately 45.3% of the issued and outstanding shares of HAI. Of such 23,944,030 shares beneficially held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

    The Company has accounted for its investment in HealthAxis.com and will continue to account for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). At March 31, 2001, the Company's carrying value of its investment in HAI was $16.4 million. The Company's equity in the loss of HAI in the three months ended March 31, 2001 was $2.1 million.

    Other Key Factors

    The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments and the operations of the Company's AMLI subsidiary. Operating income for the three months ended March 31, 2001 associated with this category decreased from $4.7 million for the three months ended March 31, 2000 to $534,000, a decrease of $4.2 million. The decrease resulted primarily from a decrease in income from the Company's AMLI subsidiary (to $702,000 for the three months ended March 31, 2001 from $3.9 million for the three months ended March 31, 2000); an increase in minority interest expense of $2.7 million for the three months ended March 31, 2001 compared to the comparable 2000 period as a result of the turnaround in earnings for the AMS division; and a $1.9 million decrease in interest expense, which was primarily attributable to the reduction of outstanding corporate indebtedness from $115.6 million at March 31, 2000 to $35.2 million at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the three-month periods ended March 31, 2001 and 2000, net cash used in operations totaled approximately $21.5 million and $86.0 million, respectively.

    At March 31, 2001, UICI at the parent company level held cash and cash equivalents in the amount of $20.4 million and had short and long-term indebtedness outstanding in the amount of $6.2 million and $22.9 million, respectively.

    The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $65.1 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

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

STATUTORY ACCOUNTING

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

    The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. The domiciled states of the Company's insurance subsidiaries (Oklahoma, Tennessee and Texas) have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting practices adopted to conform to the revised Accounting Practices and Procedures Manual was reported as an adjustment to surplus as of January 1, 2001 in the Company's statutory statements. The impact of these changes did not result in a reduction in the Company's statutory-basis capital and surplus as of adoption.

UNITED CREDITSERV - DISCONTINUED OPERATIONS

     In March 2000 the Board of Directors of UICI determined, after a thorough assessment of the unit's prospects, that the Company would exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit was reflected as a discontinued operation for financial reporting purposes as of, and for the years ended, December 31, 2000, 1999 and 1998.

    The Company believes that its exit from the credit card business is now substantially complete. On January 29, 2001, the Company completed the voluntary liquidation of United Credit National Bank ("UCNB") (the Company's credit card issuing bank), in accordance with the terms of a plan of voluntary liquidation approved by the United States Office of the Comptroller of the Currency (the "OCC"). UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized a substantial portion of the proceeds of the liquidation to prepay in full principal and accrued interest owing to Lender LLC (see Note E of Notes to Consolidated Condensed Financial Statements) in the amount of $21.1 million and other indebtedness in the amount of $5.0 million.

    For financial reporting purposes, at December 31, 2000, the remaining assets of the discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.7 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

STOCK REPURCHASE PLAN

    In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through May 5, 2001, the Company had purchased additional 964,800 shares pursuant to the program. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

MODIFICATION OF UICI EXECUTIVE STOCK PURCHASE PROGRAM

     In January 2001, the Board of Directors of the Company adopted certain modifications to the UICI Executive Stock Purchase Program (the "ESPP"), which was initially adopted and implemented in December 1998 to afford directors and key UICI executives the opportunity to purchase UICI common stock. In connection with the January 2001 modifications to the ESPP, for financial reporting purposes the Company recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax.

ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America, CLD Agency and CFLD Association Field Services agency field forces. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and is required on a quarterly basis to adjust the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. See Note K of Notes to Consolidated Condensed Financial Statements.

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

    Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of the Company's Internet-based activities would be hindered. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

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

    The Company is currently reviewing the potential impact of the HIPAA privacy regulations on its operations, including its information technology and security systems. The Company cannot at this time predict with specificity what impact
(a) the recently adopted final HIPAA rules governing the privacy of individually-identifiable health information and (b) the proposed HIPAA rules for ensuring the security of individually-identifiable health information may have on the business or results of operations of the Company. However, these new rules will likely increase the Company's burden of regulatory compliance with respect to the Company's life and health insurance products and other information-based products, and may reduce the amount of information the Company may disclose and use if the Company's customers do not consent to such disclosure and use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rules on the privacy of individually-identifiable health information, or the proposed rule on security of individually-identifiable health information, will not have a material adverse effect on the Company's business and future results of operations.

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $312.0 million principal amount of PLUS loans outstanding at March 31, 2001. The fixed yield on PLUS loans was 7.72% for the twelve months ended June 30, 2000 and has been reset to 8.99% for the twelve months beginning July 1, 2000. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2000, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note H of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK  AND RELATED MATTERS

    During the three months ended March 31, 2001, the Company issued 96,250 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.



(b)  Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UICI
                                   --------------------------------------------
                                   (Registrant)


Date:  May 11, 2001                /s/ Gregory T. Mutz
                                   --------------------------------------------
                                   Gregory T. Mutz, President,
                                   Chief Executive Officer and Director




Date:  May 11, 2001                /s/ Matthew R. Cassell
                                   --------------------------------------------
                                   Matthew R. Cassell, Vice President and
                                   Chief Financial Officer