Form 10-Q
period 2001-06-30
UICI
filed 2001-08-10
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 47,629,422 shares as of August 8, 2001.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                        PAGE
                                                                                                        ----

      PART I.         FINANCIAL INFORMATION

      Item 1.         Financial Statements

                      Consolidated condensed balance sheets-June 30, 2001 (unaudited) and
                      December 31, 2000..............................................................      3

                      Consolidated condensed statements of income  (unaudited) - Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001
                      and 2000.......................................................................      4

                      Consolidated statements of comprehensive income (unaudited) - Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001
                      and 2000 ......................................................................      5

                      Consolidated condensed statements of cash flows (unaudited) - Six months
                      ended June 30, 2001 and 2000...................................................      6

                      Notes to consolidated condensed financial statements (unaudited) - June 30,
                      2001...........................................................................      7

      Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................     22

      Item 3.         Quantitative and Qualitative Disclosures about Market Risk.....................     30

      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings..............................................................     32

      Item 4.         Submission of Matters to a Vote of Security Holders............................     32

      Item 5.         Market for Registrant's Common Stock and Related Matters.......................     32

      Item 6.         Exhibits and Reports on Form 8-K...............................................     32

      SIGNATURES                                                                                          33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                         (UNAUDITED)

                                     ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2001--$867,185; 2000-- $827,905) ................................   $    860,715    $    814,433
     Equity securities, at fair value (cost:
     2001--$39,151; 2000-- $18,926) ..................................         78,257          16,916
  Mortgage and collateral loans ......................................          5,231           5,368
  Policy loans .......................................................         19,771          20,171
  Investment in Healthaxis, Inc. .....................................         10,876          18,442
  Investment in other equity investees ...............................         23,145          43,196
  Short-term investments .............................................        109,461         149,525
                                                                         ------------    ------------
         Total Investments ...........................................      1,107,456       1,068,051
Cash .................................................................          9,066          83,058
Student loans ........................................................      1,141,117       1,156,072
Restricted cash ......................................................        267,795         222,660
Reinsurance receivables ..............................................        116,802         120,723
Due premiums, other receivables and assets ...........................         55,512          52,766
Investment income due and accrued ....................................         62,940          62,014
Refundable income taxes ..............................................             --          13,978
Deferred acquisition costs ...........................................         67,102          68,515
Goodwill .............................................................         89,775          92,120
Deferred income tax ..................................................         24,894          32,949
Property and equipment, net ..........................................         77,115          75,128
                                                                         ------------    ------------
                                                                         $  3,019,574    $  3,048,034
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits ................................   $    419,692    $    429,167
  Claims .............................................................        364,381         358,108
  Unearned premiums ..................................................         80,927          98,491
  Other policy liabilities ...........................................         17,732          17,927
Other liabilities ....................................................        145,673         156,953
Collections payable ..................................................        118,588         111,787
Note payable to related party ........................................             --          18,954
Debt .................................................................         24,696          47,828
Student loan credit facilities .......................................      1,341,164       1,358,056
                                                                         ------------    ------------
                                                                            2,512,853       2,597,271
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share .........................             --              --
  Common stock, par value $0.01 per share ............................            488             483
  Additional paid-in capital .........................................        194,678         186,820
  Accumulated other comprehensive income .............................         21,233         (10,068)
  Retained earnings ..................................................        298,996         274,277
  Treasury stock, at cost ............................................         (8,674)           (749)
                                                                         ------------    ------------
                                                                              506,721         450,763
                                                                         ------------    ------------
                                                                         $  3,019,574    $  3,048,034
                                                                         ============    ============

NOTE: The balance sheet data as of December 31, 2000 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30,                 JUNE 30,
                                                                                   ---------------------    ---------------------
                                                                                     2001        2000         2001        2000
                                                                                   ---------   ---------    ---------   ---------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of $1,608 and $571 for the three months ended June 30, 2001 and 2000, respectively, and $3,160 and $1,173 for the six months ended June
         30, 2001 and 2000, respectively) ......................................   $ 205,523   $ 165,471    $ 384,615   $ 330,802
     Life premiums and other considerations ....................................       9,323      10,321      18,,979      21,185
                                                                                   ---------   ---------    ---------   ---------
                                                                                     214,846     175,792      403,594     351,987
  Investment income ............................................................      21,376      21,543       42,226      45,811
  Interest income (includes amounts received from related parties of $-0-
         and $3 for the three months ended June 30, 2001 and 2000,
         respectively, and $10 and $11 for the six months ended June 30,
         2001 and 2000, respectively) ..........................................      25,596      31,917       52,615      59,940
  Other fee income (includes amounts received from related parties of
         $1,976 and $837 for the three months ended June 30, 2001
         and 2000, respectively, and $3,823 and $1,552 for the six months
         ended June 30, 2001 and 2000, respectively) ...........................      28,243      32,966       50,633      62,357
  Other income .................................................................       1,405       1,372        2,086       2,142
  Gain on sale of HealthAxis.com shares ........................................          --          --           --      26,300
  Gains (losses) on sales  of other investments ................................       2,611        (395)       2,586      (1,358)
                                                                                   ---------   ---------    ---------   ---------
                                                                                     294,077     263,195      553,740     547,179
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ....................................     147,626     116,198      267,738     231,444
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $6,945 and $8,042 for the three months ended June 30, 2001 and 2000, respectively, and $15,160 and
         $16,937 for the six months ended June 30, 2001 and 2000,
         respectively) .........................................................      68,593      59,515      135,584     120,801
  Other expenses (includes amounts paid to related parties of $2,989 and
         $2,021 for the three months ended June 30, 2001 and 2000,
         respectively, and $5,310 $3,055 for the six months ended
         June 30, 2001 and 2000, respectively) .................................      28,976      34,648       51,836      64,657
  Depreciation (includes expense on assets purchased from related parties of $22 and $0 for each of the three and six months ended June 30,
         2001 and 2000, respectively) ..........................................       3,969       3,239        7,199       6,565
  Interest expense (includes expenses incurred with related parties of
         $-0- and $1,612 for the three months ended June 30, 2001 and 2000, respectively, and $98 and $1,902 for the six months ended June 30,
         2001 and 2000, respectively) ..........................................       2,017       3,251        3,892       6,528
  Interest expense--student loan credit facilities .............................      19,264      24,876       42,219      49,858
  Equity in losses of Healthaxis, Inc. investment ..............................       5,886       9,234        7,965      15,154
  Goodwill amortization ........................................................       1,173       1,602        2,345       3,237
                                                                                   ---------   ---------    ---------   ---------
                                                                                     277,504     252,563      518,778     498,244
                                                                                   ---------   ---------    ---------   ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   FEDERAL INCOME TAXES ........................................................      16,573      10,632       34,962      48,935
Federal income taxes ...........................................................       3,957       4,212       10,243      22,724
                                                                                   ---------   ---------    ---------   ---------
INCOME FROM CONTINUING OPERATIONS ..............................................      12,616       6,420       24,719      26,211

DISCONTINUED OPERATIONS
         (net of income tax benefit of $0 and $12,600, for the three months ended June 30, 2001 and 2000, respectively, and $0 and $12,600,
         respectively, for the six months ended June 30, 2001 and 2000) ........          --     (23,400)          --     (23,400)
                                                                                   ---------   ---------    ---------   ---------
NET INCOME (LOSS) ..............................................................   $  12,616   $ (16,980)   $  24,719   $   2,811
                                                                                   =========   =========    =========   =========

Earnings (loss) per share:
   Basic earnings (loss)
         Income from continuing operations .....................................   $    0.27   $    0.14    $    0.53   $    0.57
         Loss from discontinued operations .....................................        0.00       (0.50)        0.00       (0.50)
                                                                                   ---------   ---------    ---------   ---------
         Net income (loss) .....................................................   $    0.27   $   (0.36)   $    0.53   $    0.07
                                                                                   =========   =========    =========   =========
   Diluted earnings (loss)
         Income from continuing operations .....................................   $    0.27   $    0.13    $    0.52   $    0.55
         Loss from discontinued operations .....................................        0.00       (0.49)        0.00       (0.49)
                                                                                   ---------   ---------    ---------   ---------
         Net income (loss) .....................................................   $    0.27   $   (0.36)   $    0.52   $    0.06
                                                                                   =========   =========    =========   =========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    ------------------------    ------------------------
                                                                       2001          2000          2001          2000
                                                                    ----------    ----------    ----------    ----------
Net income (loss) ...............................................   $   12,616    $  (16,980)   $   24,719    $    2,811

Other comprehensive income (loss), before tax:

   Unrealized gains  on securities:
     Unrealized holding gains (losses) arising during period ....       31,778        (1,483)       47,165           859
     Reclassification adjustment for gains (losses)
       included in net income (loss) ............................          858        (1,410)          986        (1,190)
                                                                    ----------    ----------    ----------    ----------
           Other comprehensive income (loss), before tax ........       32,636        (2,893)       48,151          (331)
     Income tax provision related to items of
       other comprehensive income (loss) ........................      (11,422)        1,026       (16,850)          129
                                                                    ----------    ----------    ----------    ----------
           Other comprehensive income (loss), net of
              tax benefits ......................................       21,214        (1,867)       31,301          (202)
                                                                    ----------    ----------    ----------    ----------

Comprehensive income (loss) .....................................   $   33,830    $  (18,847)   $   56,020    $    2,609
                                                                    ==========    ==========    ==========    ==========


See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------

OPERATING ACTIVITIES
   Net income .................................................   $     24,719    $      2,811
   Adjustments to reconcile net income  to
       cash provided by (used in) operating activities:
     Decrease in policy liabilities ...........................        (12,945)        (11,087)
     Decrease in other liabilities ............................         (9,022)        (12,158)
     Increase in income taxes .................................          5,281          27,690
     Decrease in deferred acquisition costs ...................          1,413           2,758
     Increase in accrued investment income ....................           (926)        (19,089)
     Decrease in reinsurance and other receivables ............          6,077          11,759
     Depreciation and amortization ............................          9,544           9,802
     Increase (decrease) in collections payable ...............          6,801         (16,205)
     Equity in losses of Healthaxis, Inc. .....................          7,965          15,154
     Net gains on sale of investments .........................         (2,586)        (24,942)
     Amounts contributed to discontinued operations ...........             --         (92,100)
     Other items, net .........................................          1,113          (1,990)
                                                                  ------------    ------------
         Cash Provided by (Used in) Operating Activities ......         37,434        (107,597)
                                                                  ------------    ------------

INVESTING ACTIVITIES
   Decrease in student loans ..................................         14,955         148,874
   Decrease in other investments ..............................          2,857          49,946
   Proceeds from sale of HealthAxis.com shares ................             --          30,000
   (Increase) decrease in restricted cash .....................        (45,135)        279,846
   Increase in agents' receivables ............................         (5,286)         (5,089)
   Purchase of subsidiary .....................................             --          (4,481)
   Increase in property and equipment .........................         (9,186)         (7,482)
                                                                  ------------    ------------
         Cash Provided by (Used in) Investing Activities ......        (41,795)        491,614
                                                                  ------------    ------------

FINANCING ACTIVITIES
   Deposits from investment products ..........................          7,531           8,425
   Withdrawals from investment products .......................        (15,547)        (24,022)
   Proceeds from student loan borrowings ......................        416,456         305,003
   Repayment of student loan borrowings .......................       (433,348)       (707,676)
   Proceeds from issuance of debt .............................             --          10,000
   Proceeds from note payable to related party ................             --          76,000
   Repayment of debt ..........................................        (23,132)       (103,974)
   Repayment of note payable to related party .................        (18,954)             --
   Purchase of treasury shares ................................         (8,880)             --
   Issuance of treasury shares ................................            955              --
   Other items, net ...........................................          5,288             889
                                                                  ------------    ------------
         Cash Used in Financing Activities ....................        (69,631)       (435,355)
                                                                  ------------    ------------

         Net Decrease in Cash .................................        (73,992)        (51,338)
         Cash at Beginning of Period ..........................         83,058          74,091
                                                                  ------------    ------------
         Cash at End of Period ................................   $      9,066    $     22,753
                                                                  ============    ============

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2001

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

Recently Issued Accounting Pronouncements

    In June 2000, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and as amended, is required to be adopted in years beginning after June 15, 2000. This Statement requires all derivatives to be recorded on the balance sheet at fair value. Changes in fair values of derivatives not meeting the Statement's hedge criteria are included in income. Because of the Company's minimal use of derivatives, the adoption of the new Statement does not have a significant effect on the Company's results of operations or financial position.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replacing Statement No. 125. Statement No. 140, which is effective for transfers occurring after March 31, 2001, changes certain provisions of Statement No. 125. The adoption of the new Statement does not have a significant effect on the Company's results of operations or financial position.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million ($0.10 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE B - LIQUIDITY

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

    At June 30, 2001, UICI at the parent company level held cash and cash equivalents in the amount of $16.3 million and had short and long-term indebtedness outstanding in the amount of $6.2 million and $18.4 million, respectively.

    The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $31.9 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

NOTE C - INVESTMENT IN HEALTHAXIS, INC. (FORMERLY HEALTHAXIS.COM, INC.)

    At June 30, 2001, the Company beneficially held 24,298,874 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") (including 185,185 shares issuable upon conversion of a $1.7 million principal amount 2% convertible subordinated debenture maturing in September 2005 and 354,844 shares acquired on May 23, 2001 from a former employee of Healthaxis, Inc. for a purchase price of $400,000), representing approximately 46.0% of the issued and outstanding shares of HAI. In addition, the Company holds a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share. Of such 24,298,874 shares beneficially held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

    The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). At June 30, 2001, the Company's carrying value of its investment in HAI was $10.9 million. The Company's equity in the loss of HAI in the three and six months ended June 30, 2001 was $(5.9) million and $(8.0) million, respectively, compared to $(9.2) million and $(15.2) million, respectively for the three and six months ended June 30, 2000.

    Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the three and six-month periods ended June 30, 2001. This financial information has been adjusted to exclude the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com.

                                                       JUNE 30,
                                                         2001
                                                     ------------
                                                    (IN THOUSANDS)
Assets
  Cash and current assets ........................   $     18,448
  Property and equipment .........................          8,523
  Other assets ...................................          3,700
                                                     ------------
          Total assets ...........................   $     30,671
                                                     ============
Liabilities
  Accounts payable and accrued expenses ..........   $      5,051
  Debt ...........................................         27,240
  Other liabilities ..............................          3,630
                                                     ------------
  Total liabilities ..............................         35,921
  Stockholders' equity ...........................         (5,250)
                                                     ------------
Total liabilities and stockholders' equity .......   $     30,671
                                                     ============


                                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                                      JUNE 30, 2001      JUNE 30, 2001
                                                   ------------------  ----------------
                                                      (IN THOUSANDS)    (IN THOUSANDS)
Revenue ..........................................   $        11,122    $        22,334
Expenses .........................................           (24,118)           (39,918)
                                                     ---------------    ---------------
          Net loss ...............................   $       (12,996)   $       (17,584)
                                                     ===============    ===============

    Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI provides information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates. The Services Agreement has an initial five-year term ending on January 3, 2005, which is subject to extension by the Company. The Services Agreement is non-exclusive and terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party.

    Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.2 million and $16.8 million, respectively in the three and six months ended June 30, 2001, compared to $7.0 million and $13.5 million, respectively, in the comparable 2000 periods. HAI generated revenues of $12.3 million and $22.3 million in the three and six months ended June 30, 2001, respectively, of which 66.7% and 75.1%, respectively, were derived from information systems and software development services provided to UICI and its affiliates.

NOTE D - LONG TERM DEBT

    Effective July 27, 2000, the Company and a limited liability company controlled by the Company's Chairman ("Lender LLC") completed a restructuring of the terms of a $70.0 million loan originally to a newly-formed subsidiary of the Company in March 2000 (the "Lender LLC Loan"). As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West National Life Insurance Company of Tennessee ("Mid-West") (the "Amended Lender LLC Loan"). The Amended Lender LLC Loan (a) matured on January 1, 2002, (b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the original outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

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

    On January 30, 2001, the Company prepaid in full all principal and accrued interest on the secured tranche of the Amended Lender LLC Loan in the amount of $21.1 million, utilizing a portion of the proceeds received in the liquidation of United Credit National Bank ("UCNB"). Lender LLC's security interest in 100% of the capital stock of Mid-West National was released in full.

    On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bore interest at the per annum rate of 11.0%, was scheduled to mature on August 1, 2001, was secured by a pledge of all of the assets of the offshore companies, and was guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill the liquidity needs at the parent company. On May 3, 2001, all then-outstanding principal and accrued interest on the loan in the amount of $6.1 million was paid in full.

     In June 2001, Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS") paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business. At December 31, 2000, this senior indebtedness amounted to $21.3 million and was included in student loan credit facilities on the Company's consolidated balance sheet. During the six months ended June 30, 2001, AMS incurred $675,000 of interest expense under this facility.

    On June 30, 2001, the Company made its scheduled principal payment of $4.0 million on its $8.75% Senior Notes. Giving effect to such repayment, at June 30, 2001 the Company had $11.9 million principal amount of Senior Notes outstanding.

    On April 27, 2001, the Company completed a $100.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Division. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes issued by a bankruptcy-remote special purpose corporation (the "SPC"). Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75% for each of the Series A and Series B notes. At June 30, 2001, the interest rates on the notes were 4.05% and 4.15% for Series A and Series B, respectively. The notes are secured by a pledge of alternative student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the SPC acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company, including $11.0 million of loans previously held by UICI Funding Corp. 2, $29.1 million of loans held by AMS, $24.0 million of loans held by The MEGA Life and Health Insurance Company and $6.0 million of loans held by Mid-West. As part of the securitization, a loan acquisition fund was established to acquire in the future up to an additional $19.1 million of student loans originated by the Company's College Fund Life Division. On a consolidated basis, the Company continues to carry on its balance sheet the alternative student loans and the associated $100.0 million of indebtedness (which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transaction.

NOTE E - INCOME TAXES

    The Company's effective tax rate on operations for the three and six-month period ended June 30, 2001 was approximately 24% and 29%, respectively, compared to 40% and 46%, respectively, for the same period in 2000. The decrease in effective tax rate for the 2001 periods was primarily due to the fact that the Company has not provided a tax expense for AMS' 2001 earnings or a tax benefit on AMS' 2000 losses. As of June 30, 2001, AMS was 75%-owned by the Company and filed a separate federal income tax return. On August 3, 2001, the Company acquired the remaining 25% interest in AMS, (see Note L). For periods commencing subsequent to the effective date upon which the Company became the 100% owner of AMS, AMS will be included in the Company's consolidated return. The significant operating tax loss carryover of AMS (approximately $39.5 million at December 31, 2000) arising before the acquisition of the remaining 25% ownership is not eligible for utilization in the Company's consolidated income tax return except to the extent of AMS' taxable income included therein. Therefore, no tax effect will be provided on AMS' operations until the operating tax loss carryover expires or is utilized to offset taxable income at AMS. For the three and six months ended June 30, 2001, AMS generated earnings of $4.1 million and $3.4 million, respectively, (including amortization of goodwill and other expenses of $1.1 million and $2.1 million, respectively), and for the three and six months ended June 30, 2000, AMS incurred losses of $1.7 million and $11.2 million, respectively (including amortization of goodwill and other expenses of $900,000 and $1.9 million, respectively).

NOTE F - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ---------------------------    ---------------------------
                                                              2001           2000            2001           2000
                                                          ------------   ------------    ------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to Common shareholders ...........................   $     12,616   $      6,420    $     24,719   $     26,211
  Loss from discontinued operations ...................             --        (23,400)             --        (23,400)
                                                          ------------   ------------    ------------   ------------
  Net income (loss) ...................................   $     12,616   $    (16,980)   $     24,719   $      2,811
                                                          ============   ============    ============   ============
Weighted average shares outstanding
  -- basic earnings (loss) per share ..................         46,526         46,427          46,776         46,405
Effect of dilutive securities:
Employee stock options and other shares ...............          1,018          1,561           1,125          1,206
                                                          ------------   ------------    ------------   ------------
Weighted average shares outstanding-- dilutive
  Earnings (loss) per share ...........................         47,544         47,988          47,901         47,611
                                                          ============   ============    ============   ============
Basic earnings (loss) per share
  From continuing operations ..........................   $       0.27   $       0.14    $       0.53   $       0.57
  From discontinued operations ........................           0.00          (0.50)           0.00          (0.50)
                                                          ------------   ------------    ------------   ------------
  Net income (loss) ...................................   $       0.27   $      (0.36)   $       0.53   $       0.07
                                                          ============   ============    ============   ============
Diluted earnings (loss)  per share
  From continuing operations ..........................   $       0.27   $       0.13    $       0.52   $       0.55
  From discontinued operations ........................           0.00          (0.49)           0.00          (0.49)
                                                          ------------   ------------    ------------   ------------
  Net income (loss) ...................................   $       0.27   $      (0.36)   $       0.52   $       0.06
                                                          ============   ============    ============   ============

NOTE G - LEGAL PROCEEDINGS

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

    On August 4, 2000, UICI and the individual defendants filed a motion to dismiss the case in its entirety, asserting that plaintiffs failed to properly plead the elements of a Section 10(b) claim. On January 31, 2001, the Court ordered plaintiffs to file a second amended complaint clarifying and curing certain enumerated deficiencies in plaintiffs' pleadings, and plaintiffs subsequently filed a second amended complaint on April 2, 2001.

    UICI and the individual defendants filed a motion to dismiss the second amended complaint on May 25, 2001, and on July 16, 2001 plaintiffs filed a brief in opposition to defendants' motion to dismiss. Defendants reply brief is due August 15, 2001, at which time the motion to dismiss will be fully briefed and before the Court for ruling.

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

     On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas reversed the trial court's judgment as to UICI's liability for attorneys' fees and its finding that UICI breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. On December 8, 2000, the Appeals Court affirmed its earlier decision, further reversed the trial court's finding that the Company had violated the Texas Securities Act and denied the Company's, Mr. Jensen's and Sun's respective motions for rehearing. On May 10, 2001, the Texas Supreme Court denied Sun's petition to review of the Court of Appeals opinion, and the case has now been remanded to the District Court for trial on the issues concerning the interpretation of the March 1997 agreement and the alleged breach of fiduciary duty claim. No trial date has been set.

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

    Mr. Jensen's proposal to purchase UICI's 80% interest in STP contemplated by Proposal A may be subject to the consent of Sun. The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but

Sun was unwilling to grant such consent and objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal B. On November 22, 2000, the Court in the Company's pending Shareholder Derivative Litigation (see discussion below) approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun to consent to Proposal A and/or Proposal B. The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. Sun's motion to abate the separate suit pending disposition of the Sun case was denied by the Court at a hearing held on August 2, 2001, and UICI has filed a motion for summary judgment on the consent issue.

    The Company cannot at this time predict how, when or in what fashion the Sun Litigation will ultimately be resolved. However, for financial reporting purposes, any cash ultimately received by the Company from Mr. Jensen pursuant to the Assurance Agreement may be treated as a capital contribution to the Company, and the pre-tax gain recognized by UICI in 1998 from the STP sale would be reduced by a corresponding amount. In such case, however, the Company's consolidated stockholders' equity would not be adversely affected. In 1998, the Company's results of operations reflected a pre-tax gain from the STP sale of $9.7 million ($6.7 million after tax, or $0.15 per share).

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

    On January 25, 2001, the Special Litigation Committee delivered to the Company its final findings, recommendations, and conclusions. The Special Litigation Committee reinstated the prior recommendation that the Company seek a portion of the compensation paid to an employee of the Company during the period 1995-1996, which compensation had previously been recovered by the Company in December 2000. In addition, the Special

Litigation Committee found that it "has uncovered absolutely no evidence of any pattern of behavior that would suggest any motive to disadvantage the Company on the part of any of UICI's present or former officers or directors," and concluded that, in its opinion and except with respect to the compensation previously recovered from the employee and the legal fees previously recovered from Mr. Jensen (see discussion above), the "related party transactions that were undertaken accrued to the significant benefit of UICI." Finally, the Special Litigation Committee recommended dismissal of plaintiff's lawsuit in its entirety. At a meeting held on February 28, 2001, the UICI Board of Directors accepted the final recommendations and conclusions of the Special Litigation Committee. The Company has been reimbursed by the employee for such portion of the compensation paid during the period 1995-1996.

    On June 20, 2001, the Court granted UICI's motion to dismiss the case in its entirety, reserving the issue of attorneys' fees and expenses which, under Texas law, the Court has the discretion to award. Plaintiff has filed an application for attorneys' fees and reimbursement of expenses alleging that he is entitled to approximately $2.7 million in legal fees and approximately $34,000 in expenses. Alleging that the case was brought for an improper purpose, the Company has filed a corresponding application for its attorneys' fees and reimbursement of expenses in the aggregate amount of approximately $2,000,000. A trial date of September 5, 2001 has been set to hear evidence on the issue of attorneys' fees and a motion filed by Mr. Jensen for sanctions against plaintiff for posting on the Internet statements allegedly defamatory to Mr. Jensen and damaging to UICI.

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

     On June 11, 2001, UICI and UCNB filed a motion for a preliminary and permanent injunction against ACE to prevent ACE from further collection activities with respect to certain UCNB cardholder accounts and to require ACE to remove all negative credit bureau reports related to such collection activities. The Court has yet to rule on such motion.

    On July 26, 2001, the Court issued an order granting UICI's motion to substitute UICI for UCNB as a party defendant and dismissing a significant number of plaintiff's claims. UICI's motion to dismiss was denied as to AFCA's breach of contract claim as it relates to administration of cardholder accounts, AFCA's breach of contract claim as it relates to indemnification, AFCA's interference with contractual relations claims, and ACE's breach of contract claims.

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

    UICI has not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state court. Accordingly, at this time, it is unclear whether or not plaintiffs will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal.

Reinsurance Litigation

     As previously disclosed, on November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), which is currently pending in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff has alleged that it is due the sum of L.1,592,358.54 (approximately US $2.3 million as of June 30, 2001) for losses incurred in a health insurance program in the United Kingdom in which Cologne Re was a cedant of reinsurance and MEGA was Cologne Re's retrocessionaire.

     A defense has been filed by MEGA, and Cologne Re recently submitted a reply pleading, which is presently under review by counsel. English law provides for extensive document discovery, which is being undertaken by both parties.

    The Company believes that MEGA has meritorious defenses and counterclaims against Cologne Re, which it intends to pursue vigorously.

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

Comptroller of the Currency Consent Order

    As previously disclosed, the Company is subject to a Consent Order, initially issued by the United States Office of the Comptroller of the Currency (the "OCC") on June 29, 2000 and as modified on January 29, 2001, confirming the obligations of the Company to assume all obligations of UCNB. Until January 29, 2001, UCNB was a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC.

    In the event that UICI fails to comply with the terms of the Consent Order, as modified, such failure could result in sanctions brought against the Company and its officers and directors, including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

Roe Litigation

     As previously disclosed, on March 8, 2001, UICI and UCNB were named as defendants in a case (Timothy M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al) filed in the U.S. District Court for the District of Colorado. On his own behalf and on behalf of a purported class of similarly situated individuals, plaintiff in connection with the AFCA credit card program has alleged breach of contract and violations of the federal Credit Repair Organizations Act and the Truth-In-Lending Act and seeks certain declaratory relief.

     In May 2001, UICI, UCNB and each of the other named defendants filed a motion to stay the litigation (the "Denver action") pending arbitration pursuant to the Federal Arbitration Act and filed a petition to compel arbitration against the individual named plaintiff in the United States District Court for the Eastern District of North Carolina, the judicial district wherein the named plaintiff resides. The motion to stay the Denver litigation and the petitions to compel arbitration are pending.

     The Company believes that it has meritorious defenses to the allegations and intends to vigorously contest the Denver action and to pursue arbitration of the individual plaintiff's claim in North Carolina.

New Mexico Class Action Litigation

     On June 1, 2001, UICI and MEGA were served as parties defendant in a purported class action (Frances C. Chandler, Individually and as a Representative of a Class of Similarly Situated Persons, vs. PFL Life Insurance Company, UICI, The MEGA Life and Health Insurance Company, et al.) initially filed on January 12, 2001 and pending in United States District Court for the District of New Mexico (Albuquerque). On his own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff has alleged that sales materials associated with a group hospital benefit health insurance plan sponsored, marketed, underwritten, reinsured and/or administered by defendants contained incomplete, inaccurate, misleading and/or false statements, and that benefits and treatment were denied plaintiffs with attendant credit damage, pain and suffering and loss of enjoyment. Plaintiffs have alleged, among other things, breach of contract, misrepresentation, breach of fiduciary duties, unjust enrichment, and the violation of the duty of good faith and fair dealing.

     Plaintiffs initially brought the case in New Mexico state court, and the case was subsequently removed to federal court on the basis of diversity and amount in controversy. Defendants filed an answer denying all claims on July 6, 2001. No motion to remand to state court has been filed at this time. Since this class action suit is in a preliminary stage, no discovery has been conducted and the Company is unable at this time to assess its ultimate exposure in the case.

United Credit National Bank Shareholder Derivative Litigation

    Various former directors and officers of United Credit National Bank have been named as defendants in a shareholder derivative action (William K. Lester, on behalf of United Credit National Bank, v. Ronald L. Jensen, Gregory T. Mutz, et al), which was filed on June 29, 2001 and is pending in the District Court of Harris County, Texas. The plaintiff has asserted on behalf of UCNB various derivative claims brought against the individual defendants, alleging, among other things, negligence in connection with the operations of UCNB. In December 2000, plaintiff made a demand on the Board of Directors of United Credit National Bank to investigate and assess certain alleged derivative claims. The Board of Directors constituted a special committee to investigate and assess the asserted derivative claims, and the special committee determined that the claims were wholly without merit.

    UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the case, subject to the defendants' undertaking to repay such advances unless it is ultimately determined that they are entitled to indemnification by UICI under the terms of the Company's bylaws.

Academic Management Services Corp. Class Action Litigation

    Academic Management Services Corp. has been named as a party defendant in a purported class action suit (Timothy A. McCulloch, et al. v. Educational Finance Group Inc. et al) filed on June 20, 2001 in the United States District Court for the Southern District of Florida (Miami). On his own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff has alleged, among other things, that, in connection with the marketing and origination of federally-insured Parent Plus student loans, AMS and other defendants violated certain provisions of the federal Higher Education Act, were negligent, committed mail and wire fraud, breached a fiduciary duty owed to plaintiffs and made negligent misrepresentations.

     The Company believes that the claims are wholly without merit, and AMS intends to vigorously contest the case.

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


NOTE H - SEGMENT INFORMATION

    The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division, the Senior Markets Division, and the National Motor Club Division (which the Company sold on July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS"), the Company's investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.) and Third Party Administration

(formerly UICI Administrators), and (iii) Other Key Factors.

    Other Key Factors includes (a) investment income not allocated to other business segments, (b) interest on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments (e) the operations of the Company's AMLI Realty Co. subsidiary (including AMLI Realty Co.'s 20% equity interest in AMLI Commercial Properties Trust, a private real estate investment trust), (f) minority interest, (g) variable stock compensation and (h) amortization of goodwill. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.

    Revenues, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                                            (IN THOUSANDS)

Revenues
   Insurance:
     Self Employed Agency ........................   $    167,536    $    137,811    $    324,057    $    275,502
     Student Insurance ...........................         30,321          28,430          58,314          55,704
     OKC Division ................................         24,974          22,885          48,339          46,581
     Special Risk ................................         15,420           9,564          18,644          20,232
     Senior Markets ..............................             --              --              --              --
     National Motor Club .........................             --           9,120              --          18,357
                                                     ------------    ------------    ------------    ------------
                                                          238,251         207,810         449,354         416,376

   Financial Services:
     Academic Management Services ................         40,289          44,754          77,686          80,988
     Third Party Administration ..................          6,374           5,635          12,578           9,357
     Gain on sale of HealthAxis.com shares .......             --              --              --          26,300
                                                     ------------    ------------    ------------    ------------

                                                           46,663          50,389          90,264         116,645

   Other Key Factors .............................         10,049           7,386          16,038          16,683
   Intersegment Eliminations .....................           (886)         (2,390)         (1,916)         (2,525)
                                                     ------------    ------------    ------------    ------------
Total revenues ...................................   $    294,077    $    263,195    $    553,740    $    547,179
                                                     ============    ============    ============    ============

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               ------------------------    ------------------------
                                                                  2001         2000           2001          2000
                                                               ----------    ----------    ----------    ----------
                                                                                 (IN THOUSANDS)

Income (loss) from continuing operations
   before federal income taxes:
   Insurance:
     Self Employed Agency ..................................   $   18,629    $   17,683    $   36,201    $   35,817
     Student Insurance .....................................          855             7         1,314            91
     OKC Division ..........................................         (236)        2,272         3,560         6,405
     Special Risk ..........................................         (257)          297          (405)          543
     Senior Markets ........................................         (784)           --          (784)           --
     National Motor Club ...................................           --         1,319            --         2,408
                                                               ----------    ----------    ----------    ----------
                                                                   18,207        21,578        39,886        45,264

   Financial Services:
     Academic Management Services ..........................        5,240          (791)        5,509        (9,252)
     Third Party Administration ............................         (216)          126        (1,059)         (140)
     Gain on sale of HealthAxis.com shares .................           --            --            --        26,300
     Equity in Healthaxis, Inc. operating loss .............       (5,886)       (9,234)       (7,965)      (15,154)
                                                               ----------    ----------    ----------    ----------
                                                                     (862)       (9,899)       (3,515)        1,754

   Other Key Factors:
     General corporate expenses and other (including
       interest on non-student loan indebtedness) ..........        2,379           501         2,755         5,154
     Variable stock compensation ...........................       (1,979)           --        (1,820)           --
     Goodwill amortization .................................       (1,172)       (1,548)       (2,344)       (3,237)
                                                               ----------    ----------    ----------    ----------
                                                                     (772)       (1,047)       (1,409)        1,917

Total income from continuing operations before federal
   income taxes ............................................   $   16,573    $   10,632    $   34,962    $   48,935
                                                               ==========    ==========    ==========    ==========


                                                            JUNE 30,     DECEMBER 31,
                                                              2001           2000
                                                          ------------   ------------
                                                                (IN THOUSANDS)
 Assets
   Insurance:
      Self Employed Agency ............................   $    528,091   $    446,106
      Student Insurance ...............................         59,206         78,197
      OKC Division ....................................        759,957        666,552
      Special Risk ....................................         93,566         97,647
                                                          ------------   ------------
                                                             1,440,820      1,288,502
   Financial Services:
      Academic Management Services ....................      1,371,640      1,479,217
      Third Party Administration ......................          5,770          6,392
      Investment in Healthaxis, Inc. ..................         10,876         18,442
                                                          ------------   ------------
                                                             1,388,286      1,504,051

   Other Key Factors:
      General corporate and other .....................        100,693        163,361
      Goodwill ........................................         89,775         92,120
                                                          ------------   ------------
                                                               190,468        255,481

Total assets ..........................................   $  3,019,574   $  3,048,034
                                                          ============   ============



NOTE I - RELATED PARTY TRANSACTIONS

    Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest.

Transfer of Specialized Card Services, Inc. Employees to Richland State Bank

     Richland State Bank ("RSB") is a state-chartered bank in which Ronald L. Jensen holds a 100% equity interest.

     In accordance with the terms of a loan origination agreement between RSB and Academic Management Services Corp. ("AMS"), RSB provides to AMS certain loan origination and underwriting services with respect to AMS' Platinum Alternative Loan Program, through which AMS arranges for private student loans to students in post-secondary education (primarily graduate health curricula). In accordance with the origination agreement, RSB originates the student loans and resells such loans to AMS at par less an origination fee of 31 basis points (0.31%).

In addition, the agreement provides that RSB may pass through to AMS all of its costs and expenses associated with its origination and underwriting obligations under the agreement.

     Pursuant to the terms of an underwriting and processing agreement between RSB and Specialized Card Services, Inc. (an indirect wholly owned subsidiary of the Company) ("SCS"), SCS formerly provided to RSB certain underwriting and loan processing services, utilizing seventeen SCS employees resident in Sioux Falls, which enabled RSB to perform its obligations under the AMS origination agreement. The fees and expenses paid to SCS by RSB pursuant to the processing agreement were passed through to AMS in accordance with the terms of the origination agreement. The student loan underwriting and loan processing services constituted the sole remaining operation of SCS in Sioux Falls following the sale of UICI's credit card portfolio in September 2000 and final liquidation of United Credit National bank in January 2001.

     The Company entered into an agreement, dated as of June 4, 2001, with Academic Management Services Corp., SCS and RSB, pursuant to which among other things SCS and the Company agreed to permit RSB to make offers of employment to, and to hire, seventeen SCS employees. In connection with such offers, RSB agreed to assume all liabilities (including accrued vacation and benefits) accruing on and after June 30, 2001 associated with the employees actually hired by RSB. The Company agreed to retain all liability for severance and/or termination costs associated with employees who elected not to accept RSB's offer of employment. On June 30, 2001, SCS confirmed that all employees had either elected to accept offers of employment from RSB or had been terminated by SCS, and SCS closed its remaining operations in Sioux Falls.

Sale of Minority Interest in Cassidy Employee Benefit Services, LLC

    Effective May 31, 2001, WinterBrook Holdings, Inc. (a wholly-owned subsidiary of the Company) sold its 44% minority interest in Cassidy Employee Benefit Services, LLC ("Cassidy") to Cassidy for $140,000 in cash. The remaining equity holders of Cassidy constituted the former principals of the Company.

NOTE J - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

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

    During the six months ended June 30, 2001, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $2.9 million. Included in the $2.9 million expense is $970,000 of stock appreciation, which is reflected in other expenses on the Company's consolidated statement of income. The amount classified as stock appreciation expense represents the incremental compensation expense associated with the allocation during the six months ended June 30, 2001 of 331,000 $5.25 ESOP Shares to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the $5.25 ESOP Shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25
ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

    The Company currently estimates that approximately 600,000 $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2001. The fair value of the 924,000 unallocated $5.25 ESOP Shares totaled $11.8 million at June 30, 2001.

Agent Stock Accumulation Plans

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America and CFLD Association Field Services.

    The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of UICI common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The "matching credits" vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant's plan account in January of each year are converted from book credits to an equivalent number of shares of UICI common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants' Agent Plan accounts.

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

    Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending June 30, 2002, the Company will utilize up to 2,175,000 newly-issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the Agent Plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries will transfer to the Company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the Plans.

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

    For the six months ended June 30, 2001 and 2000, the Company recorded commission expense associated with the Agent Plans in the amount of $1.9 million and $1.4 million, respectively.

    At June 30, 2001, the Company had recorded approximately 1.3 million unvested matching credits associated with the Agent Plans, of which the Company estimates 387,000 will vest at January 1, 2002.

    The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission expense charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based commission expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative commission expense may result as the Company adjusts the cumulative liability for unvested stock-based commission expense. Stock- based commission expense is non-cash and will accordingly have no impact on the Company's cash flows or liquidity.

NOTE K - NEW VENTURE

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

NOTE L - SUBSEQUENT EVENT

    On August 3, 2001, the Company completed the acquisition of the remaining 25% equity interest in Academic Management Services Corp. ("AMS") it did not own from AMS' former chief executive officer for a purchase price of $750,000. In addition, the former chief executive officer and certain former employees of AMS have agreed, for a three-year period, not to engage in any business competitive with AMS' tuition installment or student loan servicing businesses. These former executives and their affiliates further agreed to pay to AMS fees in prescribed amounts in connection with the origination and consolidation of certain student loans over a three-year period ending in August 2004.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's business segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the OKC Division, the Special Risk Division, the Senior Markets Division and the National Motor Club Division (which the Company sold July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp., the Company's investment in Healthaxis, Inc., (formerly Insurdata Incorporated), and Third Party Administration (formerly UICI Administrators) and (iii) Other Key Factors, which includes (a) investment income not allocated to other business segments, (b) interest on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments (e) the operations of the Company's AMLI Realty Co. subsidiary (including AMLI Realty Co.'s 20% equity interest in AMLI Commercial Properties Trust, a private real estate investment trust), (f) minority interest, (g) variable stock compensation and (h) amortization of goodwill. Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income.

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
                                                                                  (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency .............................   $    167,536    $    137,811    $    324,057    $    275,502
     Student Insurance ................................         30,321          28,430          58,314          55,704
     OKC Division .....................................         24,974          22,885          48,339          46,581
     Special Risk .....................................         15,420           9,564          18,644          20,232
     Senior Markets ...................................             --              --              --              --
     National Motor Club ..............................             --           9,120              --          18,357
                                                          ------------    ------------    ------------    ------------
                                                               238,251         207,810         449,354         416,376

   Financial Services:
     Academic Management Services .....................         40,289          44,754          77,686          80,988
     Third Party Administration .......................          6,374           5,635          12,578           9,357
     Gain on sale of HealthAxis.com shares ............             --              --              --          26,300
                                                          ------------    ------------    ------------    ------------
                                                                46,663          50,389          90,264         116,645

   Other Key Factors ..................................         10,049           7,386          16,038          16,683
   Intersegment Eliminations ..........................           (886)         (2,390)         (1,916)         (2,525)
                                                          ------------    ------------    ------------    ------------
Total revenues ........................................   $    294,077    $    263,195    $    553,740    $    547,179
                                                          ============    ============    ============    ============

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                               ------------------------    ------------------------
                                                                  2001          2000          2001          2000
                                                               ----------    ----------    ----------    ----------
                                                                                 (IN THOUSANDS)

Income (loss) from continuing operations
   before federal income taxes:
   Insurance:
     Self Employed Agency ..................................   $   18,629    $   17,683    $   36,201    $   35,817
     Student Insurance .....................................          855             7         1,314            91
     OKC Division ..........................................         (236)        2,272         3,560         6,405
     Special Risk ..........................................         (257)          297          (405)          543
     Senior Markets ........................................         (784)           --          (784)           --
     National Motor Club ...................................           --         1,319            --         2,408
                                                               ----------    ----------    ----------    ----------
                                                                   18,207        21,578        39,886        45,264

   Financial Services:
     Academic Management Services ..........................        5,240          (791)        5,509        (9,252)
     Third Party Administration ............................         (216)          126        (1,059)         (140)
     Gain on sale of HealthAxis.com shares .................           --            --            --        26,300
     Equity in Healthaxis, Inc. operating loss .............       (5,886)       (9,234)       (7,965)      (15,154)
                                                               ----------    ----------    ----------    ----------
                                                                     (862)       (9,899)       (3,515)        1,754

   Other Key Factors:
     General corporate expenses and other (including
       interest on non-student loan indebtedness) ..........        2,379           501         2,755         5,154
     Variable stock compensation ...........................       (1,979)           --        (1,820)           --
     Goodwill amortization .................................       (1,172)       (1,548)       (2,344)       (3,237)
                                                               ----------    ----------    ----------    ----------
                                                                     (772)       (1,047)       (1,409)        1,917

Total income from continuing operations before federal
   income taxes ............................................   $   16,573    $   10,632    $   34,962    $   48,935
                                                               ==========    ==========    ==========    ==========


Three and Six Months ended June 30, 2001 compared to Three and Six Months ended June 30, 2000

    For the three months ended June 30, 2001, the Company generated revenues and net income of $294.1 million and $12.6 million ($0.27 per diluted share), respectively, compared to revenues and a net loss of $263.2 million and $(17.0) million ($(0.36) per diluted share), respectively, for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company generated revenues and net income of $553.7 million and $24.7 million ($0.52 per diluted share), respectively, compared to revenues and net income of $547.2 million and $2.8 million ($0.06 per diluted share), respectively, for the six months ended June 30, 2000.

    Self-Employed Agency ("SEA") Division

    Operating income for the SEA Division increased to $18.6 million and $36.2 million for the three and six months ended June 30, 2001, from $17.7 million and $35.8 million for the comparable three and six-month periods ended June 30, 2000. Revenues for the SEA Division increased to $167.5 million and $324.1 million for the three and six months ended June 30, 2001, from $137.8 million and $275.5 million for the comparable periods in 2000. During the six months ended June 30, 2001, the SEA Division experienced substantial growth in submitted annualized premium volume ($252.5 million for the first six months of 2001 compared to $157.0 million for the first six months of 2000), continued to successfully direct newer sales to the more traditional, higher margin, indemnity products (sales of indemnity products represented 83.4% of new production in the first six months of 2001 compared to 59.8% of new production in the first six months of 2000), and maintained loss ratios consistent with its favorable experience during 2000 (60.2% for the first six months of 2001 compared to 60.5% for the first six months of 2000).

    Student Insurance Division

    The Student Insurance Division operating income increased to $855,000 and $1.3 million for the three and six months ended June 30, 2001, from $7,000 and $91,000 for the comparable 2000 periods, respectively. The increase in operating income for the three and six months ended June 30, 2001 was attributable primarily to a 6.4% and 4.5% increase in earned premium, respectively, and the continued improvement in administrative efficiencies. Revenue for the three and six months ended June 30, 2001 from the Student Insurance Division increased to $30.3 million and $58.3 million, respectively, from $28.4 million and $55.7 million in the corresponding 2000 periods.

    Senior Markets Division

    For financial reporting purposes the Company has established a Senior Markets Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. Through June 30, 2001, the Company has realized no revenues associated with this Division, and the Company has expensed all expenditures as they have been incurred.

    OKC Division

    The Company's OKC Division reported an operating loss of $(236,000) for the three months ended June 30, 2001, compared to operating income of $2.3 million for the comparable period in 2000. For the six months ended June 30, 2001, the OKC Division reported operating income of $3.6 million compared to operating income of $6.4 million for the comparable period in 2000. Revenues for the three months ended June 30, 2001 for the OKC Division increased to $25.0 million from $22.9 million in the comparable 2000 period and for the six months ended June 30, 2001 revenues increased to $48.3 million from $46.6 million in the comparable period in 2000. The decrease in operating income for the three and six months ended June 30, 2001 was attributable to the discontinuation in May 2001 of the Company's workers compensation business, in connection with which the Company incurred a charge of $8.7 million associated with a strengthening of reserves. This charge was partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division. As part of a $100.0 million financing completed in April 2001, the Company transferred approximately $63.1 million of such student loans at par to a special purpose corporation. See Note D of Notes to Consolidated Condensed Financial Statements.

    Special Risk Division

    Operating income for the three months ended June 30, 2001 for the Special Risk Division (consisting of certain niche health-related products, including "stop loss," marine crew accident, organ transplant and international travel accident products) decreased to a loss of $(257,000) from operating income of $297,000 in the comparable 2000 period. For the six month period ended June 30, 2001 operating income decreased to a loss of $(405,000) from operating income of $543,000 for the same period in 2000. Revenue for the six-month period ended June 30, 2001 decreased to $18.6 million from $20.2 million from the comparable period in 2000. The decrease in revenue is a result of the implementation of reinsurance and specific retrocession agreements that effectively permitted the Company to transfer insurance revenue and the associated risk to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies.

     Academic Management Services Corp. ("AMS")

    AMS reported operating income of $5.2 million and an operating loss of $(791,000) for the three months ended June 30, 2001 and 2000, respectively, and operating income of $5.5 million and an operating loss of $(9.3) million for the six months ended June 30, 2001 and 2000, respectively. AMS' revenues for the three and six months ended June 30, 2001 were $40.3 million and $77.7 million, respectively, compared to revenues of $44.8 million and $81.0 million for the comparable periods in the prior year. For the reasons set forth below, the Company does not believe that AMS' favorable results for the three and six-month periods ended June 30, 2001 are predictive of results to be expected during the third and fourth quarters of 2001 and the full fiscal year.

     The significant improvement in operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 resulted primarily from a favorable interest rate environment and increased gains on sales of loans. Declining market interest rates throughout the first six months of 2001 resulted in improved spreads on AMS' student loan portfolio, despite a modest reduction in portfolio size in the second quarter of 2001 compared to the second quarter of 2000. Spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) was $6.3 million and $9.7 million for the three months and six months ended June 30, 2001, respectively, compared to spread income of $3.2 million and $5.4 million for the comparable periods of the prior year. AMS also realized net gains on the sale of student loans of $6.2 million and $8.0 million in the three months and six months ended June 30, 2001, respectively, compared to gains of $4.7 million and $4.6 million for the comparable periods of the prior year.

    Fee income from AMS' tuition payment programs increased to $4.6 million and $7.3 million for the three and six months ended June 30, 2001, respectively, compared to fee income of $4.4 million and $6.3 million for the comparable periods of the prior year. The increases were due primarily to an increase in tuition installment plan accounts and the imposition of late fees on delinquent accounts. Loan servicing fee income declined to $3.0 million and $6.4 million for the three and six months ended June 30, 2001, respectively, from $3.4 million and $7.1 million for the comparable periods of the prior year, primarily as a result of the loss of a single significant servicing account.

    During the three and six month periods ended June 30, 2001, AMS benefited from a favorable prescribed minimum rate earned on its student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor below which a lender's yield will not fall during the succeeding twelve-month period. AMS earned a blended rate of approximately 7.9% on its FFELP loans during substantially the entire three-month period ended June 30, 2001. On July 1, 2001, the floor rates on FFELP loans for the period July 1, 2001 through June 30, 2002 reset 220 basis points lower than the floor rates for the period July 1, 2000 through June 30, 2001. As a result of this significant decrease in the prescribed floor rates on its student loan portfolio, AMS believes that spread income will decrease significantly over the balance of the 2001 fiscal year. In addition, results at AMS in the fourth quarter of 2001 will be negatively impacted by the seasonality of its tuition installment business, which historically has generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year. Due to the anticipated decrease in spread income and the seasonality of its tuition installment business, AMS will continue to rely on gains from timely sales of student loans to remain profitable for the full 2001 fiscal year.

    Third Party Administration Division (formerly UICI Administrators)

    The Company has classified the operations of UICI Administrators, Inc., Insurdata Marketing Services, LLC, Healthcare Management Administrators, Inc. and Barron Risk Management Services, Inc. (previously included in the OKC Division) as its Third Party Administration Division ("TPA") division. Operating income for the three months ended June 30, 2001 for the TPA Division decreased to a loss of $(216,000) from operating income of $126,000 in the comparable 2000 period, and for the six months ended June 30, 2001, the TPA Division incurred an operating loss of $(1.1) million compared to an operating loss of $(140,000) in the corresponding 2000 period. Revenues for the three months ended June 30, 2001 increased to $6.4 million from $5.6 million in the corresponding 2000 period, and for the six month period ended June 30, 2001 revenue increased to $12.6 million from $9.4 million in the corresponding period of the prior year.

    Investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.)

    At June 30, 2001, the Company beneficially held 24,298,874 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") (including 185,185 shares issuable upon conversion of a $1.7 million principal amount

2% convertible subordinated debenture maturing in September 2005 and 354,844 shares acquired on May 23, 2001 from a former employee of Healthaxis, Inc. for a purchase price of $400,000), representing approximately 46.0% of the issued and outstanding shares of HAI. In addition, the Company holds a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share. Of such 24,298,874 shares beneficially held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) are subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. Gregory T. Mutz and Patrick
J. McLaughlin, President and a director of UICI, respectively, serve on the Board of Directors of HAI.

    The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). At June 30, 2001, the Company's carrying value of its investment in HAI was $10.9 million. The Company's equity in the loss of HAI in the three and six months ended June 30, 2001 was $(5.9) million and $(8.0) million, respectively, compared to $(9.2) million and $(15.2) million, respectively for the three and six months ended June 30, 2000.

    Other Key Factors

    The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments, minority interest expense, variable stock compensation, the Company's share of income and loss from AMLI Residential Properties Trust and amortization of goodwill. Operating losses for the three months ended June 30, 2001 attributable to this category decreased to $(772,000) from $(1.0) million for the comparable period in 2000, and operating income for the six months ended June 30, 2001 decreased to a loss of $(1.4) million from income of $1.9 million for the comparable period in 2000. The decrease in operating income for the six months ended June 30, 2001 was primarily attributable to a $3.4 million increase in minority interest expense, a decrease in the investment income from AMLI Residential Properties Trust of $3.2 million, an increase in variable stock compensation of $1.8 million, an increase in other expenses of $3.5 million, partially offset by a decrease in realized losses of $4.0 million, a decrease in interest expense of $3.6 million and a decrease in goodwill amortization of $1.0 million.

    During the three months ended June 30, 2001, AMLI Commercial Properties Trust (in which the Company holds a 20% equity interest) agreed to sell substantially all of its assets for an aggregate sale price of approximately $226.0 million. In connection with such sale, during the three months ended June 30, 2001 the Company realized cash proceeds of $20.0 million and recognized a gain in the amount of $3.0 million. The Company anticipates recognizing an additional gain in connection with the sale in the three months ended September 30, 2001 in the amount of $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the six-month period ended June 30, 2001, net cash provided by operations totaled approximately $37.4 million. In the six-month period ended June 30, 2000, net cash used in operations totaled approximately $107.6 million.

    During the six months ended June 30, 2001, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $66.8 million at December 31, 2000 to $24.7 million at June 30, 2001. In addition, the Company utilized approximately $8.6 million to repurchase 964,800 shares of its common stock pursuant to its previously announced stock repurchase program, which was reconfirmed by the Board of Directors of the Company at its February 28, 2001 meeting.

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

    At June 30, 2001, UICI at the parent company level held cash and cash equivalents in the amount of $16.3 million and had short and long-term indebtedness outstanding in the amount of $6.2 million and $18.4 million, respectively.

    The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $31.9 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

     In June 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business. At December 31, 2000 this senior indebtedness amounted to $21.3 million and was included in student loan credit facilities on the Company's balance sheet. During the six months ended June 30, 2001, AMS incurred $675,000 of interest expense under this facility.

    Effective June 30, 2001, the Company changed its method for accounting for its investment in AMLI Residential Properties Trust (a publicly-traded (NYSE:
AML) real estate investment trust) ("AMLI Residential") from the equity method to the investment method. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the three or six months ended June 30, 2001. As a result of the accounting change, in future periods the Company will mark-to-market its investment in AMLI Residential and will no longer record its ratable share of AMLI Residential's gains or losses.

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

    The Company's exit from the credit card business is now substantially complete. On January 29, 2001, the Company completed the voluntary liquidation of United Credit National Bank ("UCNB") (the Company's credit card issuing bank), in accordance with the terms of a plan of voluntary liquidation approved by the United States Office of the Comptroller of the Currency (the "OCC"). UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized a substantial portion of the proceeds of the liquidation to prepay in full principal and accrued interest owing to Lender LLC (see Note D of Notes to Consolidated Condensed Financial Statements) in the amount of $21.1 million and other indebtedness in the amount of $5.0 million.

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

STOCK REPURCHASE PLAN

    In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through August 9, 2001, the Company had purchased an additional 964,800 shares pursuant to the program (with the most recent purchase made on April 10, 2001). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. See Note J of Notes to Consolidated Condensed Financial Statements.

PRIVACY INITIATIVES

    Recently-adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company's business and future results of operations.

Gramm-Leach-Bliley Act and State Insurance Laws and Regulations

    The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The recent Financial Services Modernization Act of 1999 (the so-called Gramm-Leach-Bliley Act, or "GLBA") includes several privacy provisions and introduces new controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities. Additional federal legislation aimed at protecting the privacy of nonpublic personal financial and health information is proposed and over 400 state privacy bills are pending. As required, the Company has provided written notice of its privacy practices to all of the Company's customers/insureds, the Company has given customers/insureds an opportunity to state their preferences regarding the Company's use of their non-public personal information, and the Company must honor those preferences.

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

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. In addition, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, and implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $240.1 million principal amount of PLUS loans outstanding at June 30, 2001. The fixed yield on PLUS loans was 7.72% and 8.99% for the twelve months ended June 30, 2000 and 2001 respectively, and has been reset to 6.79% for the twelve months beginning July 1, 2001. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2001, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note G of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 16, 2001. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

                                    Nominee                   In Favor              Withheld
                                    -------                   --------              --------
                         Ronald L. Jensen                     35,594,564            6,797,342
                         Gregory T. Mutz                      41,657,588              734,318
                         William J. Gedwed                    42,069,598              322,308
                         Richard T. Mockler                   42,087,052              304,854
                         Stuart D. Bilton                     41,727,888              664,018
                         Patrick J. McLaughlin                42,033,970              357,936
                         George H. Lane, III                  41,727,988              663,918
                         Glenn W. Reed                        42,063,229              328,677

    The results of the voting on the approval of the UICI 2000 Restricted Stock Plan were as follows:

                                In Favor                       Opposed              Abstained
                                --------                       -------              ---------
                               37,676,221                     4,566,608              149,094

    The results of the voting on the approval of the UICI 2001 Restricted Stock Plan were as follows:

                                In Favor                       Opposed              Abstained
                                --------                       -------              ---------
                               37,322,794                     4,921,405              147,694

    The results of the voting on the appointment of auditors were as follows:

    Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

    The voters of the stockholders on this item were as follows:

                                In Favor                       Opposed              Abstained
                                --------                       -------              ---------
                               41,814,924                      520,452               56,548

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

    During the six months ended June 30, 2001, the Company issued 96,250 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

                                    UICI
                                    --------------------------------------------
                                    (Registrant)


Date:  August 9, 2001               /s/ Gregory T. Mutz
                                    --------------------------------------------
                                    Gregory T. Mutz, President,
                                    Chief Executive Officer and Director




Date:  August 9, 2001               /s/ Matthew R. Cassell
                                    --------------------------------------------
                                    Matthew R. Cassell, Vice President and
                                    Chief Financial Officer