Form 10-Q
period 2001-09-30
UICI
filed 2001-11-09
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                          COMMISSION FILE NO. 001-14953

                                   ----------

                                      UICI
             (Exact name of registrant as specified in its charter)

                    Delaware                           75-2044750
        --------------------------------         --------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


      4001 McEwen, Suite 200, Dallas, Texas               75244
     ---------------------------------------           ----------
     (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code (972) 392-6700

                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 47,630,422 shares as of November 5, 2001.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                            PAGE
                                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated condensed balance sheets-September 30, 2001 (unaudited) and
          December 31, 2000..............................................................      3

          Consolidated condensed statements of income (unaudited) - Three months ended September 30, 2001 and 2000 and nine months ended
          September 30, 2001 and 2000....................................................      4

          Consolidated statements of comprehensive income  (unaudited) - Three months ended September 30, 2001 and 2000 and nine months ended
          September 30, 2001 and 2000 ...................................................      5

          Consolidated condensed statements of cash flows (unaudited) - Nine months
          ended September 30, 2001 and 2000..............................................      6

          Notes to consolidated condensed financial statements (unaudited) - September
          30, 2001.......................................................................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................     23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................     32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................     33

Item 5.   Market for Registrant's Common Stock and Related Matters.......................     33

Item 6.   Exhibits and Reports on Form 8-K...............................................     33

SIGNATURES                                                                                    34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                          2001            2000
                                                     -------------    ------------
                                                      (UNAUDITED)
                         ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2001--$910,571; 2000-- $827,905) .............   $    927,400    $    814,433
     Equity securities, at fair value (cost:
     2001--$37,294; 2000-- $18,926) ...............         74,272          16,916
  Mortgage and collateral loans ...................          5,026           5,368
  Policy loans ....................................         20,553          20,171
  Investment in Healthaxis, Inc. ..................          9,638          18,442
  Investment in other equity investees ............          5,744          43,196
  Short-term investments ..........................        122,203         149,525
                                                      ------------    ------------
         Total Investments ........................      1,164,836       1,068,051
Cash ..............................................         43,605          83,058
Student loans .....................................      1,306,373       1,156,072
Restricted cash ...................................        372,350         222,660
Reinsurance receivables ...........................         92,551         120,723
Due premiums, other receivables and assets ........         63,216          52,766
Investment income due and accrued .................         63,031          62,014
Deferred acquisition costs ........................         70,898          68,515
Goodwill ..........................................         89,353          92,120
Deferred income tax ...............................         12,647          46,927
Property and equipment, net .......................         75,080          75,128
                                                      ------------    ------------
                                                      $  3,353,940    $  3,048,034
                                                      ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits .............   $    418,746    $    429,167
  Claims ..........................................        376,614         358,108
  Unearned premiums ...............................         96,331          98,491
  Other policy liabilities ........................         17,535          17,927
Other liabilities .................................        150,362         156,953
Collections payable ...............................        222,771         111,787
Note payable to related party .....................             --          18,954
Debt ..............................................         24,104          47,828
Student loan credit facilities ....................      1,512,750       1,358,056
                                                      ------------    ------------
                                                         2,819,213       2,597,271
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share ......             --              --
  Common stock, par value $0.01 per share .........            488             483
  Additional paid-in capital ......................        197,052         186,820
  Accumulated other comprehensive income (loss) ...         34,972         (10,068)
  Retained earnings ...............................        310,871         274,277
  Treasury stock, at cost .........................         (8,656)           (749)
                                                      ------------    ------------
                                                           534,727         450,763
                                                      ------------    ------------
                                                      $  3,353,940    $  3,048,034
                                                      ============    ============

NOTE: The balance sheet data as of December 31, 2000 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                 -----------------------   -----------------------
                                                                                    2001         2000         2001         2000
                                                                                 ----------   ----------   ----------   ----------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of
         $1,563 and $1,252 for the three months ended
         September 30, 2001 and 2000, respectively, and
         $4,723 and $2,425 for the nine months ended September 30,
         2001 and 2000, respectively) ........................................   $  197,513   $  166,225   $  582,128   $  497,027
     Life premiums and other considerations ..................................       10,079        9,979       29,058       31,164
                                                                                 ----------   ----------   ----------   ----------
                                                                                    207,592      176,204      611,186      528,191
  Investment income ..........................................................       23,785       23,394       66,011       69,205
  Interest income (includes amounts received from related parties of $8 and $331 for the three months ended September 30, 2001 and 2000, respectively, and $18 and $342 for the nine months
         ended September 30, 2001 and 2000, respectively) ....................       17,701       27,946       70,316       87,886
  Other fee income (includes amounts received from related parties of $1,508 and $936 for the three months ended September 30,
         2001 and 2000, respectively, and $5,331 and $2,488 for the
         nine months ended September 30, 2001 and 2000, respectively) ........       23,070       25,615       73,703       87,972
  Other income ...............................................................          806          710        2,892        2,852
  Gain on sale of HealthAxis.com shares ......................................           --           --           --       26,300
  Gains on sales of other investments ........................................        3,214        1,372        5,800           14
                                                                                 ----------   ----------   ----------   ----------
                                                                                    276,168      255,241      829,908      802,420
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ..................................      129,597      113,060      397,335      344,504
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $7,255 and $7,676 for the three months ended September 30, 2001 and 2000, respectively, and $22,415 and $24,613 for the nine months ended September 30,
     2001 and 2000, respectively) ............................................       78,255       63,302      213,839      184,103
  Other expenses (includes amounts paid to related parties of
     $2,553 and $2,705 for the three months ended September 30, 2001 and 2000, respectively, and $7,863 and $5,760 for the nine months
     ended September 30, 2001 and 2000, respectively) ........................       28,535       29,136       80,371       93,793
  Depreciation (includes expense on assets purchased from related parties of $20 and $0 for the three months ended September 30, 2001 and 2000, respectively, and $42 and $0 for the nine months ended September 30,
     2001 and 2000, respectively) ............................................        4,049        3,340       11,248        9,905
  Interest expense (includes expenses incurred with related parties of $0 and $1,705 for the three months ended September 30, 2001 and 2000, respectively, and $98 and $3,607 for the nine months ended
     September 30, 2001 and 2000, respectively) ..............................          577        3,701        4,469       10,229
  Interest expense--student loan credit facilities ...........................       15,518       23,768       57,737       73,626
  Equity in losses of Healthaxis, Inc. investment ............................        1,272        1,115        9,237       16,269
  Goodwill amortization ......................................................        1,172        1,333        3,517        4,570
                                                                                 ----------   ----------   ----------   ----------
                                                                                    258,975      238,755      777,753      736,999
                                                                                 ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   FEDERAL INCOME TAXES ......................................................       17,193       16,486       52,155       65,421
Federal income taxes .........................................................        5,318        7,470       15,561       30,194
                                                                                 ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS ............................................       11,875        9,016       36,594       35,227

DISCONTINUED OPERATIONS
     (net of income tax benefit of $0 and $0, for the three months ended September 30, 2001 and 2000, respectively, and $0 and
     $12,600, respectively, for the nine months ended September 30,
     2001 and 2000) ..........................................................           --           --           --      (23,400)
                                                                                 ----------   ----------   ----------   ----------
NET INCOME ...................................................................   $   11,875   $    9,016   $   36,594   $   11,827
                                                                                 ==========   ==========   ==========   ==========

Earnings (loss) per share:
   Basic earnings (loss)
     Income from continuing operations .......................................   $     0.25   $     0.19   $     0.78   $     0.76
     Loss from discontinued operations .......................................         0.00         0.00         0.00        (0.50)
                                                                                 ----------   ----------   ----------   ----------
     Net income ..............................................................   $     0.25   $     0.19   $     0.78   $     0.26
                                                                                 ==========   ==========   ==========   ==========
   Diluted earnings (loss)
     Income from continuing operations .......................................   $     0.25   $     0.19   $     0.77   $     0.74
     Loss from discontinued operations .......................................         0.00         0.00         0.00        (0.49)
                                                                                 ----------   ----------   ----------   ----------
     Net income ..............................................................   $     0.25   $     0.19   $     0.77   $     0.25
                                                                                 ==========   ==========   ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                ------------------------    ------------------------
                                                                   2001          2000          2001          2000
                                                                ----------    ----------    ----------    ----------
Net income ..................................................   $   11,875    $    9,016    $   36,594    $   11,827

Other comprehensive income before tax:

   Unrealized gains on securities:
     Unrealized holding gains arising during period .........       19,451        13,030        66,616        13,889
     Reclassification adjustment for gains (losses)
       included in net income ...............................        1,687          (238)        2,673        (1,428)
                                                                ----------    ----------    ----------    ----------
           Other comprehensive income, before tax ...........       21,138        12,792        69,289        12,461
     Income tax provision related to items of
       other comprehensive income ...........................       (7,399)       (4,475)      (24,249)       (4,346)
                                                                ----------    ----------    ----------    ----------
           Other comprehensive income, net of tax benefits ..       13,739         8,317        45,040         8,115
                                                                ----------    ----------    ----------    ----------

Comprehensive income ........................................   $   25,614    $   17,333    $   81,634    $   19,942
                                                                ==========    ==========    ==========    ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------    ----------

OPERATING ACTIVITIES
   Net income .......................................................   $   36,594    $   11,827
   Adjustments to reconcile net income to
       cash provided by (used in) operating activities:
     Increase in policy liabilities .................................       19,507        13,210
     Decrease in other liabilities ..................................       (4,440)       (1,500)
     Increase in income taxes .......................................        9,937        38,298
     (Increase) decrease in deferred acquisition costs ..............       (2,383)        2,510
     Increase in accrued investment income ..........................       (1,017)      (16,635)
     (Increase) decrease in reinsurance and other receivables .......       21,994       (53,708)
     Depreciation and amortization ..................................       14,765        14,475
     Increase in collections payable ................................      110,984        19,104
     Equity in losses of Healthaxis, Inc. ...........................        9,237        16,269
     Net gains on sale of investments ...............................       (5,800)      (26,314)
     Amounts contributed to discontinued operations .................           --      (150,300)
     Other items, net ...............................................       (2,119)        1,498
                                                                        ----------    ----------
         Cash Provided by (Used in) Operating Activities ............      207,259      (131,266)
                                                                        ----------    ----------

INVESTING ACTIVITIES
   (Increase) decrease in student loans .............................     (150,301)      159,448
   (Increase) decrease in other investments .........................      (32,104)       66,240
   Proceeds from sale of HealthAxis.com shares ......................           --        30,000
   (Increase) decrease in restricted cash ...........................     (149,690)      201,604
   Increase in agents' receivables ..................................       (1,212)       (4,516)
   Book value of subsidiaries sold net of cash disposal of $8,319 ...           --        36,854
   Purchase of subsidiary ...........................................           --        (4,481)
   Increase in property and equipment ...............................      (11,200)      (11,227)
                                                                        ----------    ----------
         Cash Provided by (Used in) Investing Activities ............     (344,507)      473,922
                                                                        ----------    ----------

FINANCING ACTIVITIES
   Deposits from investment products ................................       11,125        12,264
   Withdrawals from investment products .............................      (25,099)      (34,815)
   Proceeds from student loan borrowings ............................      614,461       556,315
   Repayment of student loan borrowings .............................     (459,768)     (929,944)
   Proceeds from issuance of debt ...................................           --        34,000
   Proceeds from note payable to related party ......................           --       146,000
   Repayment of debt ................................................      (23,724)     (104,605)
   Repayment of note payable to related party .......................      (18,954)      (77,400)
   Purchase of treasury shares ......................................       (8,946)           --
   Issuance of treasury shares ......................................        1,039            --
   Other items, net .................................................        7,661        11,597
                                                                        ----------    ----------
         Cash Provided by (Used in) Financing Activities ............       97,795      (386,588)
                                                                        ----------    ----------

         Net Decrease in Cash .......................................      (39,453)      (43,932)
         Cash at Beginning of Period ................................       83,058        74,091
                                                                        ----------    ----------
         Cash at End of Period ......................................   $   43,605    $   30,159
                                                                        ==========    ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

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

         At September 30, 2001, UICI at the holding company level held cash and cash equivalents in the amount of $13.2 million and had short and long-term indebtedness outstanding in the amount of $6.3 million and $17.7 million, respectively. In October 2001, UICI's two principal domestic insurance subsidiaries declared regular dividends in the aggregate amount of $40.0 million to be paid to the holding company prior to December 31, 2001.

Giving effect to the payment through October 31, 2001 of $22.0 million of such dividends, at November 1, 2001 UICI at the holding company level held cash and cash equivalents in the amount of $37.6 million.

         The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $25.4 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

NOTE C - INVESTMENT IN HEALTHAXIS, INC. (FORMERLY HEALTHAXIS.COM, INC.)

         At September 30, 2001, the Company held 25,214,556 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") (including 354,844 shares acquired on May 23, 2001 from a former employee of HAI for a purchase price of $400,000), representing approximately 47.6% of the issued and outstanding shares of HAI. Of such 25,214,556 shares held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. In addition, the Company holds (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) $1.67 million aggregate principal amount of HAI 2% convertible debentures, which are convertible into an aggregate of 185,185 shares of HAI common stock.

         Effective November 7, 2001, (a) Gregory T. Mutz and Patrick J. McLaughlin (the President and a director of UICI, respectively) resigned from the Board of Directors of HAI; (b) the Voting Trust Agreement was terminated; and (c) for the sole purpose of electing directors to the board of directors of HAI, UICI appointed as its proxies the board of directors of HAI, with power to vote 33-1/3% of the number of HAI shares held of record from time to time by UICI, with such proxies to vote such in favor of the nominees that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies will terminate at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a "group" beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

         The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). At September 30, 2001, the Company's carrying value of its investment in HAI was $9.6 million. The Company's equity in the loss of HAI in the three and nine months ended September 30, 2001 was $(1.3) million and $(9.2) million, respectively, compared to $(1.1) million and $(16.3) million, respectively for the three and nine months ended September 30, 2000.

         Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the three and nine-month periods ended September 30, 2001. This financial information has been adjusted to exclude the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com.

                                                            SEPTEMBER 30,
                                                                2001
                                                           --------------
                                                            (IN THOUSANDS)
Assets
  Cash and current assets ..............................   $       17,937
  Property and equipment ...............................            7,855
  Other assets .........................................            6,203
                                                           --------------
          Total assets .................................   $       31,995
                                                           ==============
Liabilities
  Accounts payable and accrued expenses ................   $        4,180
  Debt .................................................           27,194
  Other liabilities ....................................            3,554
                                                           --------------
  Total liabilities ....................................           34,928
  Stockholders' equity (deficit) .......................           (2,933)
                                                           --------------
Total liabilities and stockholders' equity (deficit) ...   $       31,995
                                                           ==============


                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                             ------------------   ------------------
                                                               (IN THOUSANDS)        (IN THOUSANDS)
Revenue ....................................................   $       11,218        $       33,552
Expenses ...................................................          (13,023)              (52,941)
                                                               --------------        --------------
          Net loss .........................................   $       (1,805)       $      (19,389)
                                                               ==============        ==============

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

         Pursuant to the terms of the Services Agreement, UICI paid to HAI $7.0 million and $23.7 million, respectively in the three and nine months ended September 30, 2001, compared to $6.9 million and $20.4 million, respectively, in the comparable 2000 periods. HAI generated revenues of $11.2 million and $33.6 million in the three and nine months ended September 30, 2001, respectively, of which 62.1% and 70.7%, respectively, were derived from information systems and software development services provided to UICI and its affiliates.

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

         On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bore interest at the per annum rate of 11.0%, was scheduled to mature on August 1, 2001, was secured by a pledge of all of the assets of the offshore companies, and was guaranteed by the Company. The proceeds of the borrowing were advanced to the holding company to fulfill the liquidity needs at the holding company. On May 3, 2001, all then-outstanding principal and accrued interest on the loan in the amount of $6.1 million was paid in full.

         On June 28, 2001, Academic Management Services Corp. ("AMS") paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business. At December 31, 2000, this senior indebtedness amounted to $21.3 million and was included in student loan credit facilities on the Company's consolidated balance sheet. During the nine months ended September 30, 2001, AMS incurred $675,000 of interest expense under this facility.

         On June 30, 2001, the Company made its scheduled principal payment of $4.0 million on its 8.75% Senior Notes. At September 30, 2001, the Company had $11.9 million principal amount of Senior Notes outstanding.

         On April 27, 2001, the Company completed a $100.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Division. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes issued by a bankruptcy-remote special purpose corporation (the "SPC"). Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75% for each of the Series A and Series B notes. At September 30, 2001, the interest rates on the notes were 3.70% and 2.95% for Series A and Series B, respectively. The notes are secured by a pledge of alternative student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the SPC acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company, including $11.0 million of loans previously held by UICI Funding Corp. 2, $29.1 million of loans held by AMS, $24.0 million of loans held by The MEGA Life and Health Insurance Company and $6.0 million of loans held by Mid-West. As part of the securitization, a loan acquisition fund was established to acquire in the future up to an additional $19.1 million of student loans originated by the Company's College Fund Life Division. On a consolidated basis, the Company continues to carry on its balance sheet the alternative student loans and the associated $100.0 million of indebtedness (which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transaction.

NOTE E - INCOME TAXES

         The Company's effective tax rate on operations for the three and nine-month period ended September 30, 2001 was approximately 31% and 30%, respectively, compared to 45% and 46%, respectively, for the same period in 2000. The decrease in effective tax rate for the 2001 periods was primarily due to the fact that the Company has not provided a tax expense for AMS' 2001 earnings or a tax benefit on AMS' 2000 losses. Prior to August 3, 2001, AMS was 75%-owned by the Company and filed a separate federal income tax return. On August 3, 2001, the Company acquired the remaining 25% common stock interest in AMS that the Company did not already own. For periods commencing subsequent to the effective date upon which the Company became the 100% owner of AMS, AMS will be included in the Company's consolidated return. The significant operating tax loss carryover of AMS (approximately $39.5 million at December 31, 2000) arising before the acquisition of the remaining 25% ownership is not eligible for utilization in the Company's consolidated income tax return except to the extent of AMS' taxable income included therein. Therefore, no tax effect will be provided on AMS' operations until the operating tax loss carryover expires or is utilized to offset taxable income at AMS.

NOTE F - EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to Common shareholders .......................   $   11,875   $    9,016   $   36,594   $   35,227
  Loss from discontinued operations ...............           --           --           --      (23,400)
                                                      ----------   ----------   ----------   ----------
  Net income ......................................   $   11,875   $    9,016   $   36,594   $   11,827
                                                      ==========   ==========   ==========   ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share ..............       46,255       46,626       46,628       46,491
Effect of dilutive securities:
Employee stock options and other shares ...........          940        1,161        1,173        1,185
                                                      ----------   ----------   ----------   ----------
Weighted average shares outstanding -- dilutive
  Earnings (loss) per share .......................       47,195       47,787       47,801       47,676
                                                      ==========   ==========   ==========   ==========
Basic earnings (loss) per share
  From continuing operations ......................   $     0.25   $     0.19   $     0.78   $     0.76
  From discontinued operations ....................         0.00         0.00         0.00        (0.50)
                                                      ----------   ----------   ----------   ----------
  Net income ......................................   $     0.25   $     0.19   $     0.78   $     0.26
                                                      ==========   ==========   ==========   ==========
Diluted earnings (loss) per share
  From continuing operations ......................   $     0.25   $     0.19   $     0.77   $     0.74
  From discontinued operations ....................         0.00         0.00         0.00        (0.49)
                                                      ----------   ----------   ----------   ----------
  Net income ......................................   $     0.25   $     0.19   $     0.77   $     0.25
                                                      ==========   ==========   ==========   ==========

NOTE G - LEGAL PROCEEDINGS

         The Company is a party to the following material legal proceedings:

Securities Class Action Litigation

         As previously disclosed, in December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits alleging, among other things, that the Company's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of the Company's credit card business, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The three cases have been subsequently consolidated as Herbert R. Silver, et al. v. UICI et al, which is pending in U.S. District Court for the Northern District of Texas. Plaintiffs purport to represent a class of persons who purchased UICI common stock from February 10,1999 through December 9, 1999. On June 12, 2000, plaintiffs filed a consolidated amended class action complaint, amending, consolidating and supplementing the allegations made in the original cases.

         On October 10, 2001, the Court denied defendants' motion to dismiss the case, and UICI is required to file an answer to the allegations in the complaint on or before November 25, 2001. UICI expects the discovery phase of the litigation to commence shortly.

         The Company believes that the allegations in the complaint are wholly without merit and intends to continue to vigorously contest the allegations in the case.

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

         In the brief filed in his appeal of the District Court's December 1998 finding, Mr. Jensen reasserted that the March 1997 agreement requires that, before STP can make a distribution to UICI and Sun, it must advance approximately $10.0 million to Mr. Jensen in satisfaction of certain creditor and preferred equity claims. If and to the extent that Mr. Jensen's interpretation of the March 1997 agreement is ultimately adopted in the Sun Litigation after all rights to appeal have been exhausted, the amount of such proceeds that UICI may ultimately receive directly from STP may be reduced. However, in such event and in accordance with an agreement reached with the Company in June 1998 (the "Assurance Agreement"), Mr. Jensen has agreed that, if UICI receives less than $15.1 million in the lawsuit, then Mr. Jensen will advance funds to UICI sufficient to increase UICI's recovery to $15.1 million. The Assurance Agreement also restricts the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in Cash Delivery Systems, LLC.

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

         The Company solicited the consent of Sun to the transfer so that it might accept Proposal A, but Sun was unwilling to grant such consent and also objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal B. On November 22, 2000, the Court in the Company's pending Shareholder Derivative Litigation (see discussion below) approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun to consent to Proposal A and/or Proposal B.

         The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. Sun's motion to abate the separate suit pending disposition of the Sun case was denied by the Court at a hearing held on August 2, 2001. On October 16, 2001, the Court granted UICI's motion for partial summary judgment and ordered, among other things, that (a) Sun's consent to Proposal B is not required, (b) no injunction or order previously issued by the Court precludes or otherwise limits UICI from completing Proposal A and (c) Sun waived and is estopped to assert any right to prevent UICI's assignment of its interest in STP as contemplated by Proposal A.

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

Shareholder Derivative Litigation

         As previously disclosed, on June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel
v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed in the District Court of Dallas County, Texas (the "Shareholder Derivative Litigation"). The plaintiff asserted on behalf of UICI various derivative claims brought against the individual defendants, alleging, among other things, breach of fiduciary duty, conversion, usurpation of corporate opportunity, waste of corporate assets, constructive fraud, negligent misrepresentation, conspiracy and breach of contract. Plaintiff sought (a) to recover for UICI's benefit all damages caused by such alleged breach of the officers' and directors' duties to UICI, (b) to compel UICI to conduct a complete accounting and audit relating to all related party transactions and to fully and completely restate, report and disclose such transactions, and (c) injunctions against the Company prohibiting, among other things, any existing or future transactions between UICI and any and all entities related to Ronald L. Jensen, unless each such transaction was fully and fairly disclosed to UICI shareholders, and requiring the Company to, among other things, freeze, review and where appropriate rescind all related party transactions. The plaintiff in the Shareholder Derivative Litigation is also the president of Sun (the plaintiff in the Sun Litigation), and substantially all of the initial claims made in the Shareholder Derivative Litigation arose out of the same transactions that serve as the factual underpinning to the Sun Communications Litigation referred to above.

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

         In a series of reports delivered in March 2000, September 2000 and January 2001, the Special Litigation Committee rendered to the Board of Directors of UICI its findings with respect to the allegations in the suit. Based on its review and assessment of the allegations, the Special Litigation Committee recommended, among other things, that the Company (a) seek the release to UICI of approximately $7.6 million of uncontested proceeds from the STP sale held in the District Court's registry; (b) seek from Mr. Jensen and/or former management certain legal fees incurred by UICI in connection with the Sun Litigation that it believes were incurred without appropriate board approval (which fees were reimbursed by Mr. Jensen in July 2000); (c) seek reimbursement of certain legal fees awarded to Sun if and only if certain ongoing appeals prove unsuccessful; (d) implement certain heightened related-party transaction controls; (e) seek dismissal of the derivative claims related to nine specific transactions reviewed by the Special Litigation Committee; (f) make certain supplemental disclosures with respect to certain of the related party transactions that were the subject of the complaints, and (g), with respect to one of the nine related party transactions reviewed by the Special Litigation Committee, seek reimbursement of a portion of compensation paid to an employee of the Company during the period 1995-1996 (which compensation was recovered by the Company in December 2000). In each case, the Company's Board of Directors affirmed the Special Litigation Committee's findings and recommendations and directed management to implement the specific recommendations as promptly as practicable.

         In its final report delivered on January 25, 2001, the Special Litigation Committee found that it "has uncovered absolutely no evidence of any pattern of behavior that would suggest any motive to disadvantage the Company on the part of any of UICI's present or former officers or directors," and concluded that, in its opinion and except with respect to the compensation previously recovered from the employee and the legal fees previously recovered from Mr. Jensen (see discussion above), the "related party transactions that were undertaken accrued to the significant benefit of UICI." Finally, the Special Litigation Committee recommended dismissal of plaintiff's lawsuit in its entirety. At a meeting held on February 28, 2001, the UICI Board of Directors accepted the final recommendations and conclusions of the Special Litigation Committee.

         On June 20, 2001, the Court granted UICI's motion to dismiss the case in its entirety, reserving the issue of attorneys' fees and expenses, which may be awarded under Texas law. Plaintiff subsequently filed an application for attorneys' fees and reimbursement of expenses, alleging that he was entitled to approximately $2.7 million in legal fees and approximately $34,000 in expenses. Alleging that the case was brought for an improper purpose, the Company also filed an application for its attorneys' fees and reimbursement of expenses in the aggregate amount of approximately $2.3 million.

         Following a three-day trial held in September and October 2001 on the issue of attorneys' fees, on October 14, 2001 the Court entered a final judgment in the case. In its final order, the Court (a) found that plaintiff through the derivative proceeding had conferred a "substantial benefit" upon UICI and, as a result, the Court ordered UICI to pay attorneys' fees to plaintiff in the amount of $540,000; (b) found that, as to the individual defendants (other than Mr. Jensen), plaintiffs had commenced and maintained the litigation for an "improper purpose" under Texas law and, as a result, the Court ordered the plaintiff to pay to UICI the amount of $167,000, representing attorneys' fees expended by UICI on behalf of such individual defendants in the case; and (c) awarded to UICI the amount of $14,000, representing fees incurred by UICI in defense of a specific motion made by plaintiff in the litigation not warranted by existing law or a good faith argument for the extension, modification or reversal of existing law. Finally, the Court found that certain statements made by plaintiff in the pleadings in the case were "groundless, false and brought for the purpose of harassment and with the intent to cause harm to or injure" Mr. Jensen and UICI, for which the plaintiff was ordered to pay to Mr. Jensen $5,000 as a judicial sanction in accordance with Texas law. The final judgment is appealable by all of the parties to the litigation, though UICI has not yet determined whether or not it intends to appeal the decision.

ACE and AFCA Litigation

         As previously disclosed, the Company is a party to a lawsuit (American Credit Educators, LLC and American Fair Credit Association, Inc. v. UICI and United Credit National Bank, pending in the United States District Court for the District of Colorado), which was initially filed as separate lawsuits in February 2000 by American Credit Educators, LLC ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs. In the suit, plaintiffs initially alleged, among other things, that UCNB breached its agreements with ACE and AFCA, sought injunctive relief and a declaratory judgment and claimed money damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip
A. Gray, the former head of UICI's credit card operations.

         On June 11, 2001, UICI and UCNB filed a motion for a preliminary and permanent injunction against ACE to prevent ACE from further collection activities with respect to certain UCNB cardholder accounts and to require ACE to remove all negative credit bureau reports related to such collection activities. A hearing on the injunction motion was held on November 2, 2001.

         On July 26, 2001, the Court issued an order granting UICI's motion to substitute UICI for UCNB as a party defendant and dismissing a significant number of plaintiffs' claims. UICI's motion to dismiss was denied by the Court as to AFCA's claims for breach of contract, declaratory judgment and interference with contractual relations and ACE's claims for breach of contract and for an accounting.

         In its answer filed on August 15, 2001, the Company asserted numerous defenses to the plaintiffs' remaining claims. UICI and United CreditServ also asserted numerous counterclaims against ACE and AFCA, including, among other things, breach of contract, breach of fiduciary duty, fraud and civil conspiracy, and UICI and UCS have claimed damages in an indeterminate amount. ACE and AFCA have filed a partial motion to dismiss the counterclaims, and UICI's and United CreditServ's response to that motion was filed on October 29, 2001.

         The Company intends to vigorously defend and pursue its counterclaims in the litigation.

         In a separate suit filed on March 26, 2001 (UICI, United Marketing Membership Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC., pending in the District Court of Dallas County, Texas), the Company sued Philip
A. Gray individually ("Gray") and a related limited liability company, alleging, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business.

         On April 30, 2001, Gray answered and removed the case to the United States District Court for the Northern District of Texas. The Company subsequently moved to remand the case back to Texas state court, which motion is pending before the court.

Mitchell Litigation

         As previously disclosed, the Company is one of three named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). Plaintiffs also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The sole defendant in the federal case (the "BankFirst case") is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

         On May 4, 2000, the court in the BankFirst case granted BankFirst's motion for summary judgment and entered a judgment terminating the case in favor of BankFirst and against plaintiff Mitchell. Plaintiff Mitchell subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument on the appeal was held on November 6, 2001.

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

         On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from the state court's October 2000 orders and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and, consequently, all trial court proceedings in the Mitchell case were stayed. As of September 17, 2001, UICI's appeal in the California Court of Appeals was fully briefed and awaiting further proceedings.

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

Reinsurance Litigation

         As previously disclosed, on November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), which is currently pending in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff has alleged that it is due the sum of Pound Sterling1,592,358.54 (approximately US $2.3 million as of September 30, 2001) for losses incurred in a health insurance program in the United Kingdom in which Cologne Re was a cedent of reinsurance and MEGA was Cologne Re's retrocessionaire.

         The dispute centers on alleged disclosures and non-disclosures concerning the program and the financial condition of the third party administrator. A defense has been filed by MEGA, and Cologne Re recently submitted a reply pleading, which is presently under review by counsel. English law provides for extensive document discovery, which is being undertaken by both parties.

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

         On October 10, 2001, the Court granted the motion of UICI, UCNB and each of the other named defendants to stay the litigation (the "Colorado action") pending arbitration pursuant to the Federal Arbitration Act. Accordingly, the court in the Colorado action entered an order administratively retiring the Colorado action from its docket subject to reactivation for good cause shown. The defendants had previously filed a petition to compel arbitration against the individual named plaintiff in the United States District Court for the Eastern District of North Carolina, the judicial district wherein the named plaintiff resides. The petitions to compel arbitration are pending.

         The Company intends to pursue arbitration in North Carolina of the individual plaintiff's claims (as set forth in the complaint in the Colorado action.) The Company believes that it has meritorious defenses to these allegations and intends to vigorously contest these allegations in the proper forum.

New Mexico Class Action Litigation

         As previously disclosed, on June 1, 2001, UICI and MEGA were served as parties defendant in a purported class action (Frances C. Chandler, Individually and as a Representative of a Class of Similarly Situated Persons, vs. PFL Life Insurance Company, UICI, The MEGA Life and Health Insurance Company, et al.) initially filed on January 12, 2001 and pending in United States District Court for the District of New Mexico (Albuquerque). On her own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff has alleged that sales materials associated with a group hospital benefit health insurance plan sponsored, marketed, underwritten, reinsured and/or administered by defendants contained incomplete, inaccurate, misleading and/or false statements, and that benefits and treatment were denied plaintiffs with attendant credit damage, pain and suffering and loss of enjoyment. Plaintiffs have alleged, among other things, breach of contract, misrepresentation, breach of fiduciary duties, unjust enrichment, and the violation of the duty of good faith and fair dealing.

         Plaintiffs initially brought the case in New Mexico state court, and the case was subsequently removed to federal court on the basis of diversity and amount in controversy. Defendants filed an answer denying all claims on July 6, 2001, and plaintiffs subsequently filed a motion to remand the case to state court, which motion is pending. Since this class action suit is in a preliminary stage, no discovery has been conducted and the Company is unable at this time to assess its ultimate exposure, if any, in the case.

United Credit National Bank Shareholder Derivative Litigation

         As previously disclosed, various former directors and officers of United Credit National Bank have been named as defendants in a shareholder derivative action (William K. Lester, on behalf of United Credit National Bank, v. Ronald L. Jensen, Gregory T. Mutz, et al), which was filed on June 29, 2001 and is pending in the District Court of Harris County, Texas. The plaintiff has asserted on behalf of UCNB various derivative claims brought against the individual defendants, alleging, among other things, negligence in connection with the operations of UCNB. In December 2000, plaintiff made a demand on the Board of Directors of United Credit National Bank to investigate and assess certain alleged derivative claims. The Board of Directors constituted a special committee to investigate and assess the asserted derivative claims, and the special committee determined that the claims were wholly without merit.

         A number of defendants have filed special appearances challenging the Court's personal jurisdiction, and the remaining defendants who have been served in the case have filed a motion to transfer the case to Texas state court in Dallas. Several individual defendants have not yet been personally served in the case. The Court has set a June 17, 2002 trial date.

         UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the case, subject to the defendants' undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company's bylaws.

Academic Management Services Corp. Class Action Litigation

         As previously disclosed, Academic Management Services Corp. (formerly Education Finance Group, Inc.) has been named as a party defendant in a purported class action suit (Timothy A. McCulloch, et al. v. Educational Finance Group Inc. et al) filed on June 20, 2001 in the United States District Court for the Southern District of Florida (Miami). On his own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff has alleged, among other things, that, in connection with the marketing and origination of federally-insured Parent Plus student loans, AMS and other defendants violated certain provisions of the federal Higher Education Act, were negligent, committed mail and wire fraud, breached a fiduciary duty owed to plaintiffs and made negligent misrepresentations.

         On October 19, 2001, the Court granted defendants' motion to dismiss the case in its entirety, dismissing with prejudice plaintiffs' claims under the Higher Education Act and dismissing without prejudice plaintiffs' state law claims. Plaintiff's motion to reconsider the motion to dismiss is currently pending before the Court.

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

         Revenues, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                 ------------------------    ------------------------
                                                    2001          2000         2001           2000
                                                 ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ....................   $  179,342    $  141,043    $  503,399    $  416,545
     Student Insurance .......................       23,163        19,050        81,477        74,754
     OKC Division ............................       25,826        23,175        74,165        69,756
     Special Risk ............................        3,952        13,774        22,596        34,006
     Senior Markets ..........................            2            --             2            --
     National Motor Club .....................           --         3,340            --        21,697
                                                 ----------    ----------    ----------    ----------
                                                    232,285       200,382       681,639       616,758

   Financial Services:
     Academic Management Services ............       28,475        40,408       106,161       121,396
     Third Party Administration ..............        6,091         5,347        18,669        14,704
     Gain on sale of HealthAxis.com shares ...           --            --            --        26,300
                                                 ----------    ----------    ----------    ----------
                                                     34,566        45,755       124,830       162,400

   Other Key Factors .........................        9,908        10,183        25,946        26,866
   Intersegment Eliminations .................         (591)       (1,079)       (2,507)       (3,604)
                                                 ----------    ----------    ----------    ----------
Total revenues ...............................   $  276,168    $  255,241    $  829,908    $  802,420
                                                 ==========    ==========    ==========    ==========


                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                            ------------------------    ------------------------
                                                                               2001          2000          2001          2000
                                                                            ----------    ----------    ----------    ----------
                                                                                               (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency ...............................................   $   19,220    $   17,536    $   55,421    $   53,353
     Student Insurance ..................................................        1,235          (979)        2,549          (888)
     OKC Division .......................................................        3,025         3,700         6,585        10,105
     Special Risk .......................................................       (2,699)         (135)       (3,104)          408
     Senior Markets .....................................................         (537)           --        (1,321)           --
     National Motor Club ................................................           --            63            --         2,471
                                                                            ----------    ----------    ----------    ----------
                                                                                20,244        20,185        60,130        65,449

   Financial Services:
     Academic Management Services .......................................         (852)       (3,022)        4,657       (12,274)
     Third Party Administration .........................................         (375)         (600)       (1,434)         (740)
     Gain on sale of HealthAxis.com shares ..............................           --            --            --        26,300
     Equity in Healthaxis, Inc. operating loss ..........................       (1,272)       (1,115)       (9,237)      (16,269)
                                                                            ----------    ----------    ----------    ----------
                                                                                (2,499)       (4,737)       (6,014)       (2,983)

   Other Key Factors:
     General corporate expenses and other (including
       interest on non-student loan indebtedness) .......................        3,510         2,881         6,266         8,035
     Variable stock compensation ........................................       (2,890)         (510)       (4,710)         (510)
     Goodwill amortization ..............................................       (1,172)       (1,333)       (3,517)       (4,570)
                                                                            ----------    ----------    ----------    ----------
                                                                                  (552)        1,038        (1,961)        2,955

Total income from continuing operations before federal income taxes .....   $   17,193    $   16,486    $   52,155    $   65,421
                                                                            ==========    ==========    ==========    ==========

                                          SEPTEMBER 30,   DECEMBER 31,
                                               2001           2000
                                          -------------   ------------
                                                  (IN THOUSANDS)
 Assets
   Insurance:
      Self Employed Agency .............   $    549,024   $    446,106
      Student Insurance ................         77,852         78,197
      OKC Division .....................        792,597        666,552
      Special Risk .....................         98,409         97,647
                                           ------------   ------------
                                              1,517,882      1,288,502
   Financial Services:
      Academic Management Services .....      1,644,053      1,479,217
      Third Party Administration .......          5,642          6,392
      Investment in Healthaxis, Inc. ...          9,638         18,442
                                           ------------   ------------
                                              1,659,333      1,504,051

   Other Key Factors:
      General corporate and other ......         87,372        163,361
      Goodwill .........................         89,353         92,120
                                           ------------   ------------
                                                176,725        255,481

Total assets ...........................   $  3,353,940   $  3,048,034
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

Sale of Interest in SunTech Processing LLC

         As previously disclosed, by letter dated July 7, 2000, Mr. Jensen submitted a formal proposal to purchase the Company's 80% interest in SunTech Processing LLC ("STP") for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the Court in the Sun Litigation ("Proposal B"). See Note G of Notes to Consolidated Condensed Financial Statements.

         The Company solicited the consent of Sun Communications Inc. ("Sun") to the transfer so that the Company might accept Proposal A, but Sun was unwilling to grant such consent and also objected to Proposal B, claiming that Sun's consent is required to consummate either Proposal. Following approval of the disinterested outside directors of UICI in accordance with the related party transactions policies and procedures adopted by the UICI Board, on July 21, 2000, the Company formally accepted Proposal A and, in the alternative, Proposal
B. On November 22, 2000, the Court in the Company's pending Shareholder Derivative Litigation (see Note G of Notes to Consolidated Condensed Financial Statements) approved the alternative settlements between Mr. Jensen and the Company, subject to any alleged right on the part of Sun to consent to Proposal A and/or Proposal B.

         The Company subsequently sued Sun separately (UICI v. Sun Communications, Inc., pending in 134th Judicial District Court of Dallas County, Texas, Cause No. 009353), seeking to resolve the consent issue. On October 16, 2001, the Court granted UICI's motion for partial summary judgment and ordered, among other things, that (a) Sun's consent to Proposal B is not required, (b) no injunction or order previously issued by the Court precludes or otherwise limits UICI from completing Proposal A and (c) Sun waived and is estopped to assert any right to prevent UICI's assignment of its interest in STP as contemplated by Proposal A. The Company is in the process of preparing definitive documentation to effect Proposal A.

Acquisition of AMS Minority Interest

         On August 3, 2001, the Company completed the acquisition from AMS' former chief executive officer of the remaining 25% common stock interest in AMS it did not already own for a purchase price of $750,000. For additional consideration, the former chief executive officer and certain former employees of AMS agreed, for a three-year period ending in August 2004, not to engage in any business competitive with AMS' tuition installment or student loan servicing businesses. These former executives and their affiliates further agreed to pay to AMS fees in prescribed amounts in connection with the origination and consolidation of certain student loans over a three-year period ending in August 2004.

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

         During the nine months ended September 30, 2001, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $5.1 million. Included in the $5.1 million expense is $2.3 of stock appreciation, which is reflected in other expenses on the Company's consolidated statement of income. The amount classified as stock appreciation expense represents the incremental compensation expense associated with the allocation during the nine months ended September 30, 2001 of 485,000 $5.25 ESOP Shares to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the $5.25 ESOP Shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. Stock appreciation expense is non-cash and will accordingly have no impact on the Company's cash flows or liquidity. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

         The Company currently estimates that approximately 620,000 $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2001. The fair value of the 770,000 unallocated $5.25 ESOP Shares totaled $10.5 million at September 30, 2001.

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

         The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 ("ERISA"), and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

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

         For the nine months ended September 30, 2001 and 2000, the Company recorded commission expense associated with the Agent Plans in the amount of $4.3 million and $2.2 million, respectively.

         At September 30, 2001, the Company had recorded approximately 1.5 million unvested matching credits associated with the Agent Plans, of which the Company estimates 434,000 will vest at January 1, 2002.

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

         The Company continues to monitor the long term effects of the September 11, 2001 terrorist attacks in New York City and Washington, D.C. on its underlying insurance businesses. The Company's primary business is the sale and distribution of health insurance, primarily to the self-employed market, through dedicated agency field forces. UICI does not distribute its health insurance products in the State of New York, and UICI's insurance subsidiaries do not issue property and casualty or business interruption insurance. While UICI temporarily suspended prospect lead generation efforts immediately following the tragedy, those efforts were promptly reinstated and sales efforts continued. While the long-term macro effects of the tragedy on the economy as a whole are at this time impossible to predict, UICI does not currently believe that the tragic events of September 11 will have a direct and material adverse impact on its primary businesses.

         Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency ....................   $    179,342    $    141,043    $    503,399    $    416,545
     Student Insurance .......................         23,163          19,050          81,477          74,754
     OKC Division ............................         25,826          23,175          74,165          69,756
     Special Risk ............................          3,952          13,774          22,596          34,006
     Senior Markets ..........................              2              --               2              --
     National Motor Club .....................             --           3,340              --          21,697
                                                 ------------    ------------    ------------    ------------
                                                      232,285         200,382         681,639         616,758

   Financial Services:
     Academic Management Services ............         28,475          40,408         106,161         121,396
     Third Party Administration ..............          6,091           5,347          18,669          14,704
     Gain on sale of HealthAxis.com shares ...             --              --              --          26,300
                                                 ------------    ------------    ------------    ------------
                                                       34,566          45,755         124,830         162,400

   Other Key Factors .........................          9,908          10,183          25,946          26,866
   Intersegment Eliminations .................           (591)         (1,079)         (2,507)         (3,604)
                                                 ------------    ------------    ------------    ------------
Total revenues ...............................   $    276,168    $    255,241    $    829,908    $    802,420
                                                 ============    ============    ============    ============

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                            ------------------------    ------------------------
                                                                               2001          2000          2001          2000
                                                                            ----------    ----------    ----------    ----------
                                                                                                (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency ...............................................   $   19,220    $   17,536    $   55,421    $   53,353
     Student Insurance ..................................................        1,235          (979)        2,549          (888)
     OKC Division .......................................................        3,025         3,700         6,585        10,105
     Special Risk .......................................................       (2,699)         (135)       (3,104)          408
     Senior Markets .....................................................         (537)           --        (1,321)           --
     National Motor Club ................................................           --            63            --         2,471
                                                                            ----------    ----------    ----------    ----------
                                                                                20,244        20,185        60,130        65,449

   Financial Services:
     Academic Management Services .......................................         (852)       (3,022)        4,657       (12,274)
     Third Party Administration .........................................         (375)         (600)       (1,434)         (740)
     Gain on sale of HealthAxis.com shares ..............................           --            --            --        26,300
     Equity in Healthaxis, Inc. operating loss ..........................       (1,272)       (1,115)       (9,237)      (16,269)
                                                                            ----------    ----------    ----------    ----------
                                                                                (2,499)       (4,737)       (6,014)       (2,983)

   Other Key Factors:
     General corporate expenses and other (including
       interest on non-student loan indebtedness) .......................        3,510         2,881         6,266         8,035
     Variable stock compensation ........................................       (2,890)         (510)       (4,710)         (510)
     Goodwill amortization ..............................................       (1,172)       (1,333)       (3,517)       (4,570)
                                                                            ----------    ----------    ----------    ----------
                                                                                  (552)        1,038        (1,961)        2,955

Total income from continuing operations before federal income taxes .....   $   17,193    $   16,486    $   52,155    $   65,421
                                                                            ==========    ==========    ==========    ==========

Three and Nine Months ended September 30, 2001 compared to Three and Nine Months ended September 30, 2000

         For the three months ended September 30, 2001, the Company generated revenues and net income of $276.2 million and $11.9 million ($0.25 per diluted share), respectively, compared to revenues and net income of $255.2 million and $9.0 million ($0.19 per diluted share), respectively, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company generated revenues and net income of $829.9 million and $36.6 million ($0.77 per diluted share), respectively, compared to revenues and net income of $802.4 million and $11.8 million ($0.29 per diluted share), respectively, for the nine months ended September 30, 2000.

         Self-Employed Agency ("SEA") Division

         Operating income for the SEA Division increased to $19.2 million and $55.4 million for the three and nine months ended September 30, 2001, from $17.5 million and $53.4 million for the comparable three and nine-month periods ended September 30, 2000. Revenues for the SEA Division increased to $179.3 million and $503.4 million for the three and nine months ended September 30, 2001, from $141.0 million and $416.5 million for the comparable periods in 2000. During the nine months ended September 30, 2001, the SEA Division continued to experience substantial growth in submitted annualized premium volume ($395.2 million for the first nine months of 2001 compared to $248.6 million for the first nine months of 2000), continued to successfully direct newer sales to the more traditional, higher margin, indemnity products (sales of indemnity products represented 86.2% of new production in the first nine months of 2001 compared to 63.1% of new production in the first nine months of 2000), and maintained loss ratios consistent with its favorable experience during 2000 (59.9% for the first nine months of 2001 compared to 60.0% for the nine months of 2000).

         Student Insurance Division

         The Student Insurance Division operating income increased to $1.2 million and $2.5 million for the three and nine months ended September 30, 2001, from losses of $(979,000) and $(888,000) for the comparable 2000 periods, respectively. The increase in operating income for the three and nine months ended September 30, 2001 was attributable primarily to increases in earned premium over earned premium in the corresponding 2000 periods and continued improvement in administrative efficiencies. Revenue for the three and nine months ended September 30, 2001 from the Student Insurance Division increased to $23.2 million and $81.5 million, respectively, from $19.1 million and $74.8 million in the corresponding 2000 periods.

         OKC Division

         The Company's OKC Division reported operating income of $3.0 million for the three months ended September 30, 2001, compared to operating income of $3.7 million for the comparable period in 2000. For the nine months ended September 30, 2001, the OKC Division reported operating income of $6.6 million compared to operating income of $10.1 million for the comparable period in 2000. Revenues for the three months ended September 30, 2001 for the OKC Division increased to $25.8 million from $23.2 million in the comparable 2000 period and for the nine months ended September 30, 2001 revenues increased to $74.2 million from $69.8 million in the comparable period in 2000. The decrease in operating income for the three months ended September 30, 2001 was due primarily to an expected decline from closed life blocks of business and greater administrative and development costs associated with efforts to increase sales of new life insurance products. The decrease in operating income for the nine months ended September 30, 2001 was primarily attributable to the discontinuation in May 2001 of the Company's workers compensation business, in connection with which the Company incurred in the second quarter of 2001 a charge of $8.7 million associated with a strengthening of reserves. This charge was partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division. As part of a $100.0 million financing completed in April 2001, the Company transferred approximately $63.1 million of such student loans at par to a special purpose corporation. See Note D of Notes to Consolidated Condensed Financial Statements.

         Special Risk Division

         The Company's Special Risk unit reported an operating loss of $(2.7) million for the three months ended September 30, 2001 compared to an operating loss of $(135,000) for the comparable period in 2000. For the nine months ended September 30, 2001, Special Risk reported an operating loss of $(3.1) million compared to an operating income of $408,000 for the comparable period in 2000. The increase in losses for the three and nine months ended September 30, 2001 resulted from a $2.8 million charge attributable to the strengthening of reserves. Revenue for the nine-month period ended September 30, 2001 decreased to $22.6 million from $34.0 million in the comparable period in 2000. The decrease in revenue during 2001 is a result of the implementation of reinsurance and specific retrocession agreements in 2000 that effectively permitted the Company to transfer insurance revenue and the associated risk to a new insurance carrier. This transfer was effective January 1, 2000, and will occur monthly as the business renews over the life of the policies.

         Senior Markets Division

         For financial reporting purposes the Company has established a Senior Markets Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. Through September 30, 2001, the Company has realized nominal revenues associated with this Division, and the Company has expensed all expenditures as they have been incurred.

         Academic Management Services Corp. ("AMS")

         AMS reported an operating loss of $(852,000) for the three months ended September 30, 2001 compared to an operating loss of $(3.0) million for the comparable period in 2000. For the nine months ended September 30, 2001, AMS reported operating income of $4.7 million compared to an operating loss of $(12.3) million for the comparable period in 2000. AMS' revenues for the three and nine months ended September 30, 2001 were $28.5 million and $106.2 million, respectively, compared to revenues of $40.4 million and $121.4 million for the comparable periods in the prior year. The significant improvement in operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 resulted primarily from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment, increased gains on sales of loans and continued efforts to reduce operating expenses.

         Declining market interest rates throughout the first nine months of 2001 resulted in an overall decrease in revenue (due to decreased interest income on AMS' student loan portfolio and decreased investment income from funds on deposit in AMS' tuition installment plan trust account) during the three and nine months ended September 30, 2001 compared to the corresponding 2000 periods. However, declining market interest rates throughout the first nine months of 2001 benefited AMS by significantly lowering its costs of borrowing, resulting in improved spreads on AMS' student loan portfolio. Spread income was $3.2 million and $12.9 million for the three months and nine months ended September 30, 2001, respectively, compared to spread income of $949,000 and $6.0 million for the comparable periods of the prior year.

         AMS sold only a nominal amount of student loans in the three months ended September 30, 2001, compared to sales of $230.3 million principal amount of loans in the three months ended September 30, 2000, from which AMS realized net gains in the amount of $1.5 million. For the nine months ended September 30, 2001, AMS sold $359.7 million principal amount of loans (from which it realized net gains in the amount of $8.2 million), compared to sales of $656.0 million principal amount of loans (from which it realized net gains of $6.1 million) in the comparable nine-month period of the prior year.

         Income from AMS' tuition payment programs in the three months ended September 30, 2001 and 2000 remained stable ($5.3 million in each period). Payment of approximately $300,000 of expected fee income was deferred until the fourth quarter due to impact of the events of September 11, 2001 on various New York City - area schools. In addition, in the three month period ended September 30, 2001, an increase in fees attributable to additional tuition payment accounts was more than offset by a $768,000 decline in investment income from tuition payment program funds held in trust (despite a 15.1% increase in the average trust fund balance), which was attributable to significantly lower prevailing interest rates. Income from tuition payment programs increased to $12.6 million for the nine months ended September 30, 2001, compared to income of $11.6 million for the comparable period of the prior year. The increase in income from tuition payment programs in the nine-month 2001 period was due primarily to an increase in tuition installment plan accounts and the imposition of late fees on delinquent accounts.

         AMS also reduced operating expenses by $1.2 million and $6.9 million in the three and nine months ended September 30, 2001, respectively, compared in each case to expenses in the comparable periods of the prior year. These reductions in operating expenses were primarily attributable to the closing in September 2000 of AMS' San Diego facility, reduced interest expense associated with non-student loan indebtedness, and reduced administrative expenses. For the three and nine months ended September 30, 2001, interest expense on non-student loan indebtedness was $469,000 and $2.7 million, respectively, compared to interest expense on non-student loans of $1.3 million and $4.4 million in the comparable 2000 periods. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

         During the first six months of 2001, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. Effective July 1, 2001, the floor rate prescribed by Department of Education regulations on AMS' student loan portfolio was decreased by approximately 220 basis points, which resulted in spread income decreasing from $6.3 million in the three month period ended June 30, 2001 to $3.2 million in the three month period ended September 30, 2001. However, the continued decline in prevailing market interest rates over the three months ended September 30, 2001 has had the effect of continuing to reduce AMS' overall borrowing costs. In addition, due to rapidly declining market interest rates, shortly before September 30, 2001 the rate that AMS will earn on its portfolio again fell to the statutorily prescribed minimum rate, and, as a result, AMS currently expects spread income in the fourth quarter of 2001 to exceed spread income in the third quarter. Fee income on tuition payment programs at AMS will be negatively impacted in the fourth quarter of 2001 by the seasonality of this business, which historically has generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year. Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, AMS may in any given quarter continue to rely on gains from timely sales of student loans to remain profitable for the quarter.

         On August 3, 2001, the Company completed the acquisition from AMS' former chief executive officer of the remaining 25% common stock interest in AMS it did not already own for a purchase price of $750,000. For additional consideration, the former chief executive officer and certain former employees of AMS agreed, for a three-year period ending in August 2004, not to engage in any business competitive with AMS' tuition installment or student loan servicing businesses. These former executives and their affiliates further agreed to pay to AMS fees in prescribed amounts in connection with the origination and consolidation of certain student loans over a three-year period ending in August 2004.

         Third Party Administration Division (formerly UICI Administrators)

         The Company has classified the operations of UICI Administrators, Inc., Insurdata Marketing Services, LLC, Healthcare Management Administrators, Inc. and Barron Risk Management Services, Inc. (previously included in the OKC Division) as its Third Party Administration ("TPA") Division. For the three months ended September 30, 2000, the TPA Division incurred an operating loss of $(375,000), compared to an operating loss of $(600,000) in the comparable 2000 period, and for the nine months ended September 30, 2001, the TPA Division incurred an operating loss of $(1.4) million compared to an operating loss of $(740,000) in the corresponding 2000 period. Revenues for the three months ended September 30, 2001 increased to $6.1 million from $5.3 million in the corresponding 2000 period, and for the nine months ended September 30, 2001, revenue increased to $18.7 million from $14.7 million in the corresponding period of the prior year.

         Investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.)

         At September 30, 2001, the Company held 25,214,556 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") (including 354,844 shares acquired on May 23, 2001 from a former employee of Healthaxis, Inc. for a purchase price of $400,000), representing approximately 47.6% of the issued and outstanding shares of HAI. The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note C of Notes to Consolidated Condensed Financial Statements.

         During the three and nine months ended September 30, 2001, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill) was $(1.3) million and $(9.2) million respectively, compared to its reported share of operating losses of $(1.1) million and $(16.3) million in the three and nine months ended September 30, 2000, respectively. UICI's share of HAI's operating loss in the three and nine months ended September 30, 2001 included $2.4 million in restructuring charges, consisting of a write-off of capitalized software expenses, employee severance expenses and a write-down of investments. UICI's share of HAI's operating loss also included a one-time stock option expense in the amount of $2.2 million associated with HAI's merger with HealthAxis.com (which was completed in the first quarter of 2001). At September 30, 2001, the Company's carrying value of its investment in HAI was $9.6 million.

         Other Key Factors

         The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments, minority interest expense, variable stock compensation, the Company's share of income and loss from AMLI Residential Properties Trust and amortization of goodwill. Operating losses for the three months ended September 30, 2001 attributable to this category were $(552,000) compared to operating income of $1.0 million for the comparable period in 2000, and operating losses for the nine months ended September 30, 2001 were $(2.0) million compared to operating income of $3.0 million for the comparable period in 2000. The decrease in operating income for the nine months ended September 30, 2001 was primarily attributable to a $3.4 million increase in minority interest expense, a decrease in the investment income of $5.8 million, an increase in variable stock compensation of $4.2 million, an increase in other expenses of $3.7 million, partially offset by an increase in realized gains of $5.8 million, a decrease in interest expense of $5.4 million and a decrease in goodwill amortization of $1.1 million.

         During the nine months ended September 2001, AMLI Commercial Properties Trust (in which the Company holds a 20% equity interest) sold substantially all of its assets for an aggregate sale price of approximately $226.0 million. In connection with such sale, during the three and nine months ended September 30, 2001 the Company recognized a gain in the amount of $2.3 million and $5.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the nine-month period ended September 30, 2001, net cash provided by operations totaled approximately $207.3 million. In the nine-month period ended September 30, 2000, net cash used in operations totaled approximately $131.3 million.

         During the nine months ended September 30, 2001, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $66.8 million at December 31, 2000 to $24.1 million at September 30, 2001. In addition, the Company utilized approximately $8.6 million to repurchase 964,800 shares of its common stock pursuant to its previously announced stock repurchase program, which was reconfirmed by the Board of Directors of the Company at its February 28, 2001 meeting.

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

         At September 30, 2001, UICI at the holding company level held cash and cash equivalents in the amount of $13.2 million and had short and long-term indebtedness outstanding in the amount of $6.3 million and $17.7 million, respectively. In October 2001, UICI's two principal domestic insurance subsidiaries declared regular dividends in the aggregate amount of $40.0 million to be paid to the holding company prior to December 31, 2001. Giving effect to the payment through October 31, 2001 of $22.0 million of such dividends, at November 1, 2001 UICI at the holding company level held cash and cash equivalents in the amount of $37.6 million.

         The Company currently estimates that, through December 31, 2001, the holding company will have operating cash requirements in the amount of approximately $25.4 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

         On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business. At December 31, 2000 this senior indebtedness amounted to $21.3 million and was included in student loan credit facilities on the Company's balance sheet.

         Effective June 30, 2001, the Company changed its method for accounting for its investment in AMLI Residential Properties Trust (a publicly-traded (NYSE: AML) real estate investment trust) ("AMLI Residential") from the equity method to the investment method. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the three or nine months ended September 30, 2001, As a result of the accounting change, in future periods the Company will mark-to-market its investment in AMLI Residential and will no longer record its ratable share of AMLI Residential's gains or losses. At September 30, 2001, AMLI Residential is reflected on the Company's consolidated balance sheet at $60.2 million.

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

         The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. The domiciled states of the Company's insurance subsidiaries (Oklahoma, Tennessee and Texas) have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting practices adopted to conform to the revised Accounting Practices and Procedures Manual was reported as an adjustment to surplus as of January 1, 2001 in the Company's statutory statements. The impact of these changes resulted in an increase in the Company's statutory-basis capital and surplus as of adoption mainly from the admissibility of deferred income taxes.

UNITED CREDITSERV - DISCONTINUED OPERATIONS

         In March 2000 the Board of Directors of UICI determined that, after a thorough assessment of the unit's prospects, the Company would exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit was reflected as a discontinued operation for financial reporting purposes.

         The Company's exit from the credit card business is now complete. On January 29, 2001, the Company completed the voluntary liquidation of United Credit National Bank ("UCNB") (the Company's credit card issuing bank), in accordance with the terms of a plan of voluntary liquidation approved by the United States Office of the Comptroller of the Currency (the "OCC"). UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized a substantial portion of the proceeds of the liquidation to prepay in full principal and accrued interest owing to Lender LLC (see Note D of Notes to Consolidated Condensed Financial Statements) in the amount of $21.1 million and other indebtedness in the amount of $5.0 million.

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

STOCK REPURCHASE PLAN

         In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through November 1, 2001, the Company had purchased an additional 964,800 shares pursuant to the program (with the most recent purchase made on April 10, 2001). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

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

PRIVACY INITIATIVES

         Recently adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company's business and future results of operations.

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

         GLBA provides that there is no federal preemption of a state's insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, state insurance regulators or state legislatures will likely adopt rules that will limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations will require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. However, no state insurance regulators have yet issued any final regulations in response to such security and confidentiality requirements. The privacy and security provisions of GLBA will significantly affect how a consumer's nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

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

         In December 2000, HHS issued final regulations regarding the privacy of individually identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. These rules must be complied with by April 14, 2003.

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

         Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $262.5 million principal amount of PLUS loans outstanding at September 30, 2001. The fixed yield on PLUS loans was 7.72% and 8.99% for the twelve months ended June 30, 2000 and 2001 respectively, and has been reset to 6.79% for the twelve months beginning July 1, 2001. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2001, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

         During the nine months ended September 30, 2001, the Company issued 106,250 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

              None.

(b) Reports on Form 8-K.

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UICI
                                         ---------------------------------------
                                         (Registrant)


Date:  November 9, 2001                  /s/ Gregory T. Mutz
                                         ---------------------------------------
                                         Gregory T. Mutz, President,
                                         Chief Executive Officer and Director




Date:  November 9, 2001                  /s/ Matthew R. Cassell
                                         ---------------------------------------
                                         Matthew R. Cassell, Vice President and
                                         Chief Financial Officer