Form 10-K405
period 2001-12-31
UICI
filed 2002-03-22
CIK 773660

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was $499.4 million.

     The number of shares outstanding of $0.01 par value Common Stock, as of March 18, 2002 was 48,416,769.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     UICI (together with its subsidiaries, "UICI" or the "Company") offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. The Company issues health insurance policies, covering individuals and families, to the self-employed, association group and student markets. During 2001, 2000 and 1999, health insurance premiums were approximately $797.4 million, $651.4 million and $649.5 million, respectively, representing 72%, 64% and 68%, respectively, of UICI's total revenues in such periods.

     The Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company's basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and managed care options, such as a preferred provider organization ("PPO") plan as well as other supplemental types of coverage. The Company markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell the Company's products.

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

     UICI also issues through its Life Insurance Division life insurance and annuity products to selected niche markets. The life insurance policies and annuity products issued by UICI are marketed through independent agents affiliated with a third party agency. During 2001, 2000 and 1999, total revenues (including premiums and allocated investment income) from the Company's life insurance and annuity business were approximately $94.9 million, $92.4 million and $94.1 million, respectively, representing approximately 9%, 9% and 10%, respectively, of total revenue in each year.

     In 2001 the Company began to develop long term care and Medicare supplement insurance products for the senior market and to establish distribution channels for products targeted toward the senior market. For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of senior market products. Through December 31, 2001, the Company had realized nominal revenues associated with this Division, and the Company has expensed developmental costs as incurred.

     The Company conducts the business of the Self-Employed Agency Division, Student Insurance Division, the Senior Market Division and the Life Insurance Division through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and The Chesapeake Life Insurance Company ("Chesapeake"). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. MEGA is currently rated "A- (Excellent)", Mid-West is currently rated "A- (Excellent)," and Chesapeake is currently rated "B++ (Very Good)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

     At December 31, 2001, Fitch, Inc. had assigned an insurer financial strength rating of "A" (Strong) to each of MEGA and Mid-West. Fitch's ratings provide an overall assessment of an insurance company's financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch's ratings range from "AAA" (Exceptionally Strong) to "D" (Distressed).

     Through its Third Party Administration ("TPA") Division, UICI also provides underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans. On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA unit.

     The Company's wholly-owned subsidiary, Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS"), markets, originates, funds and services primarily federally guaranteed student loans and is a leading provider of student tuition installment plans. AMS seeks to provide solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 2001, UICI through AMS held approximately $1.2 billion aggregate principal amount of student loans, of which approximately 87% were federally guaranteed.

     UICI holds a significant equity interest (approximately 47% of the issued and outstanding shares at February 12, 2002) in Healthaxis, Inc., a publicly traded corporation (Nasdaq: HAXS) that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers.

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

     The Company through its Special Risk Division has provided various niche health insurance related products (including "stop loss," marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. See Note B of Notes to Consolidated Financial Statements and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operating segments include (a) the Insurance segment, which includes the businesses of the Company's Self-Employed Agency Division, the Student Insurance Division, the Life Insurance Division (formerly the Company's OKC Division), the Senior Market Division and the National Motor Club Division (until sold on July 27, 2000); (b) the Financial Services segment, which includes the businesses of Academic Management Services Corp., the business of the Company's Third Party Administrators unit; the Company's investment in Healthaxis, Inc., and (c) Other Key Factors, which include investment income not otherwise allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, goodwill amortization and other unallocated items. As discussed above, the businesses of United CreditServ, Inc. and the Company's Special Risk Division have been separately classified as discontinued operations for financial reporting purposes for all years presented.

     The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. The Company's telephone number is (972) 392-6700. The Company maintains a website at www.uici.net.

INSURANCE SEGMENT

  SELF-EMPLOYED AGENCY DIVISION

     Market. According to the Bureau of Labor Statistics, there were approximately 12 million self-employed individuals in the United States at the end of 2001. The Company has currently in force approximately 250,000 basic health policies issued or coinsured by the Company. UICI believes that there is significant opportunity to increase its penetration in this market.

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

     - UICI's Group Preferred Provider Plan incorporates managed care features of a PPO, which are designed to control health care costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which the Company has negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

     Each of the Company's basic insurance policies is available with a "menu" of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, doctors' visits and prescription drugs), enabling the insurance product to be tailored to meet the individual needs of the policyholder.

     During 2001, the Company developed and began to offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which the Company's core self-employed customer is typically exposed.

     The Self-Employed Agency Division generated revenues of $700.4 million, $566.4 million and $566.8 million (63%, 56% and 59% of total revenue) in 2001, 2000 and 1999, respectively.

     Marketing and Sales. The Company's marketing strategy in the self-employed market is to remain closely aligned with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through dedicated independent contractor agents associated with the Company.

     The Company's agents are independent contractors, and all compensation that agents receive from the Company is based upon the agents' levels of sales production. UGA -- Association Field Services ("UGA") and Cornerstone Marketing of America ("Cornerstone") (the Company's principal marketing divisions) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in management).

     UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training is made available to the agents under the direction of the field leaders.

     The health insurance products issued by the Company are primarily issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. Two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed products, including health insurance underwritten by the Company. Individuals generally may not obtain insurance under the associations' master policies unless they are members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations. Although the Company has no formal agreements with these associations requiring the associations to continue as the master policyholder and endorse the Company's insurance products to their respective members, the Company believes it is in good standing with these associations.

     Leads for the agents of UGA and Cornerstone are generated by UICI Marketing, Inc. (the Company's direct response marketing group), which administers two call centers with a capacity of approximately 250 telephone service representatives. From various sources of data, a pool of approximately
7.0 million names has been developed. Individuals in this pool and other self-employed individuals with an interest in obtaining the benefits of an association membership, including health insurance, may respond to lead generation efforts via direct response channels, including telemarketing, direct mail, radio and TV commercials, e-mail, and Internet websites maintained by the Company. The names of persons expressing an interest are, in turn, provided as leads to the Company's agents, which the Company believes results in a higher "close" rate than would be the case if the agents made unsolicited calls on prospective customers.

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

     The Company has also developed an actuarial data warehouse, which is a critical risk management tool that provides the Company's actuaries with rapid access to detailed exposure, claim and premium data. This state-of-the-art analysis tool enhances the actuaries' ability to design, monitor and adequately price all of the Company's insurance products.

     Preferred Provider Products. In order to further control health care costs, in 1995 the Company incorporated into certain of its health plans managed care features of a PPO. These health plans incorporate managed care features of a PPO through negotiated discounts with a PPO network. The health plans that provide the PPO option generally provide a greater level of benefits for services performed within the PPO network in the form of lower deductibles and co-payments compared to out-of-network services. The value of the network discount is reflected in the form of lower rates and discounts on covered charges.

     Coinsurance Arrangements. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. ("AEGON") and coinsured by the Company. Effective April 1, 1996, the Company acquired the underwriting, claims management and administrative capabilities of AEGON related to products coinsured by the Company. Following this transaction, the agents of UGA began to market health insurance products directly for the Company rather than through the coinsurance arrangement. The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extra-contractual charges and other payments. The Company and AEGON agreed to maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period ended in 1997. Commencing in May 2001, and in accordance with Assumption Reinsurance Agreements with AEGON, the Company began to assume all of the remaining policies from AEGON as approvals were received from state regulatory authorities. As of December 31, 2001, approximately 75% of the remaining policies have been assumed by the Company from AEGON, and the Company currently anticipates that the balance of the remaining policies will be assumed during 2002. On the policies that have been assumed, the Company has coinsured 40% of the health insurance business to AEGON. The Company has agreed to acquire on December 31, 2002 the remaining 40% of the coinsured business from AEGON based upon a mutually agreed-upon prescribed price.

     Acquisition of Health Blocks. From time to time, the Company has acquired and may continue to acquire blocks of health insurance policies or companies that own such blocks. These opportunities are pursued on a case-by-case basis, and revenues from such blocks have generally not represented a material portion of Self-Employed Agency Division revenue.

  STUDENT INSURANCE DIVISION

     Market. The student market consists primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in grades kindergarten through grade 12. Generally, the marketing strategy of the Company has been to focus on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,400 four-year universities and colleges in the United States, which have a combined enrollment of approximately 11.0 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution's students. The Company believes that it has been authorized to provide student health insurance plans by more universities than any other single insurer.

     Products. The insurance programs sold in the student market are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $1,000,000, depending on the coverage level desired by the school.

     The Student Insurance Division had revenues of $126.1 million, $111.5 million and $108.0 million in 2001, 2000 and 1999, respectively, representing approximately 11% of total revenues in each such year.

     Marketing and Sales. The Company markets to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and the Company, if selected, is endorsed as the provider of health insurance for students attending that school.

     The kindergarten through grade 12 business is marketed primarily through third party agents and brokers in Washington, Florida, Arizona, Louisiana, Oklahoma, Texas, Colorado, Kansas, Oregon, and California.

  LIFE INSURANCE DIVISION

     Through the Company's Life Insurance Division (which is based in Oklahoma City, Oklahoma), the Company offers life insurance and annuity products to individuals through its dedicated field force. At December 31, 2001, the Life Insurance Division had over $3.2 billion of life insurance in force and approximately 312,000 individual policyholders. The Life Insurance Division grew historically through acquisitions of closed blocks of life insurance and annuity policies and, more recently, through its efforts to market and sell new life insurance products. In 2001, 2000 and 1999, the Life Division generated revenues of $94.9 million, $92.4 million and $94.1 million, respectively, representing 9%, 9% and 10%, respectively, of total Company revenue in each such year.

     The Life Insurance Division has developed life insurance products to be sold using its unique and proprietary needs analysis "Blueprint for Life." The Life Insurance Division hopes to leverage the Company's significant health insurance customer base by positioning itself to offer those customers a universal life, term life and final expense product designed to fit their changing needs.

     Through its College Fund Life Insurance Division (based in Norcross, Georgia), the Company's Life Insurance Division offers an interest-sensitive whole life insurance product generally with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Currently, student loans are available in amounts up to $30,000 for students attending undergraduate school and up to $30,000 for students attending graduate school. Loans made under this rider are not funded or supported by the federal government. Qualified loans with a Fair Isaac credit score of 570 and above are guaranteed as to principal and interest by an independent guarantee agency. All other loans made under the rider require additional guarantee fees to be paid by the borrower. As a part of the program, MEGA and Mid-West are qualified lenders under the applicable Department of Education regulations and make available, outside of the Company's insurance subsidiaries' commitment under the rider, student loans under Federal Family Education Loan Programs.

     Marketing and Sales. Life insurance products are marketed and sold through the Company's network of dedicated agents.

     Acquired Blocks. Historically, the Company's Life Insurance Division grew through opportunistic acquisitions of blocks of life insurance and annuities. In an acquisition of a block of business, the Company assumes policy liabilities and receives assets (net of the purchase price) sufficient, based on actuarial assumptions, to cover such estimated future liabilities. The profitability of a particular block of business depends on the amount of investment income from the assets and the amount of premiums received less the amount of benefits and expenses actually paid. The Company acquired its last block of life insurance and annuities in 1994. Although the Company continues to analyze potential transactions from time to time, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

     In 1991, the Company entered into an agreement pursuant to which it services a block of policies with life insurance and annuity reserves for an unrelated company. At December 31, 2001, total life insurance and annuity reserves for this block were $70.6 million, which reserves are not reflected on the Company's consolidated balance sheet. The Company receives a fee for servicing the policies and in 1997 also began to participate in 50% of the profits or losses on this business. The Company's consolidated results of operations reflect the servicing fee currently earned and the 50% profit participation.

     In August 1994, the Company entered into a similar transaction, pursuant to which the Company acquired a block of life insurance and annuity policies. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. In July 2001, the reinsurer recovered its investment in this block, and the coinsurance agreement was terminated and the company at no cost recaptured all remaining policies.

  SENIOR MARKET DIVISION

     In 2001 the Company began to develop long term care and Medicare supplement insurance products for the senior market and to establish distribution channels for products targeted toward the senior market. The Company intends to initially offer products of third party insurers until such time as the Company's long term care and Medicare supplement insurance products are fully approved by applicable regulatory authorities for issuance to the senior market. Upon receipt of requisite regulatory approvals, the Company intends to initially reinsure on a coinsurance basis with other insurance companies 40% of the Company's risk with respect to long term care coverage and 20% of its risk with respect to Medicare supplement coverage.

     The Company has entered into an agreement with an unaffiliated third party to serve as administrator for the Company's senior age insurance products, in which capacity the third party will underwrite, bill, provide customer service and administer claims for all long-term care and Medicare supplement insurance products to be sold by the Company's two principal insurance subsidiaries.

     Senior market products will be distributed initially through independent agents affiliated with Guaranty Senior Assurance (a newly-formed division of MEGA) and through independent agents affiliated with SeniorsFirst LLC, an agency in which the Company holds a 50% ownership interest.

     For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of senior market products. Through December 31, 2001, the Company has realized nominal revenues associated with this Division, and the Company has expensed developmental costs as incurred.

FINANCIAL SERVICES SEGMENT

  ACADEMIC MANAGEMENT SERVICES CORP.

     The Company holds a 100% equity interest in Academic Management Services Corp. ("AMS"). AMS (formerly Educational Finance Group, Inc.) markets, originates, funds and services primarily federally guaranteed student loans and is the leading provider of student tuition installment plans. AMS (which is based in Swansea, Massachusetts) seeks to provide financing solutions for college and graduate school students, their parents, and the educational institutions they attend. At December 31, 2001, UICI through AMS held approximately $1.2 billion aggregate principal amount of student loans, of which approximately 87% were federally guaranteed.

     AMS primarily makes federally guaranteed loans to students and parents under the Federal Family Education Loan Program (the "FFELP Loan Program"). Four types of loans are currently available under the FFELP Loan Program: (i) loans made to students for which the federal government makes interest payments during periods of school enrollment in order to reduce student interest costs ("Stafford Loans"); (ii) loans made to students for which the federal government does not make such interest payments ("Unsubsidized Stafford Loans"); (iii) supplemental loans made to parents of dependent students ("PLUS Loans"); and
(iv) loans to fund consolidation of certain federally-insured obligations of the borrower ("Consolidation Loans"). These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits and eligibility for interest subsidies.

     Stafford Loans are the primary loans extended under the FFELP Loan Program. Students who are not eligible for Stafford Loans based on their economic circumstances may be able to obtain Unsubsidized Stafford Loans. Parents of students are able to obtain PLUS Loans in accordance with their credit standing. Consolidation Loans are available to borrowers holding loans made under the FFELP Loan Program and/or certain other federal programs for the purpose of extending the repayment of such loans -- a primary objective being the reduction of monthly payment size.

     In addition to the various federally guaranteed loan programs, AMS offers alternative student loans guaranteed by private insurers (which during 2001 aggregated approximately 11% of AMS' loan originations) and uninsured alternative loans (which during 2001 aggregated approximately 1% of loan originations).

     AMS has initially funded its lending business primarily with secured lines of credit and commercial paper facilities extended or administered by various financial institutions. After initial funding, AMS typically refinances groups of loans on a more structured basis by transferring loans to bankruptcy remote, special purpose entities, which in turn issue debt securities secured by the loans. During 1999, AMS established approximately $1.3 billion of such structured funding facilities in three separate transactions, and on January 30, 2002 the Company completed the issuance of $335.0 million principal amount of auction rate notes secured by a pledge of federally- and privately-insured student loans held in the AMS portfolio. For financial reporting and accounting purposes the facilities are classified as financings, with the indebtedness represented by the debt securities recorded as liabilities on the consolidated balance sheet of the Company, and the student loan assets and cash and cash equivalents securing payment of such debt securities recorded as assets on the consolidated balance sheet of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In addition, AMS may from time to time in the ordinary course of business sell loans in its portfolio to various secondary market buyers. Decisions to hold or sell loans at any point in time are based on a variety of strategic and financial factors, one of the most prominent being the cash prices being offered by buyers relative to the net present value of the loans if held in the portfolio for duration. Sales of federally insured education loans have typically produced gains on sale recognized in the periods in which the sales occur. During 2001, AMS originated approximately $717.6 million in new loans and sold $474.0 million principal amount of loans, and during 2000, AMS originated approximately $776.1 million in new loans and sold approximately $765.0 million principal amount of loans.

     In July 1999, AMS acquired AMS Investment Group, Inc. (the parent of Academic Management Services, Inc.) ("AMS Inc."), based in Swansea, Massachusetts. At the time of acquisition, AMS Inc. was the largest provider of tuition installment plans in the nation. Marketed on behalf of and with the endorsement of colleges, universities, and private secondary schools, tuition installment plans enable parents to pay tuition and related school costs in interest-free monthly installments.

     AMS provides loan servicing and administrative services on behalf of participating colleges and universities for federal Perkins loans and privately insured loans through EFG Technologies, Inc., a wholly owned subsidiary based in Winston-Salem, North Carolina. The Perkins Loan program provides low-interest loans to assist needy students in financing the costs of post-secondary education. EFG Technologies services approximately one million loan accounts for approximately 600 colleges, universities and private lenders. In May 2002, EFG Technologies plans to change its name to AMS Servicing Group.

  INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2001, UICI held approximately 47% of the issued and outstanding shares of common stock of Healthaxis, Inc. ("HAI") (Nasdaq: HAXS). See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note E of Notes to Consolidated Financial Statements.

     HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

     HAI generated revenues of $43.8 million, $43.7 million and $46.2 million in 2001, 2000 and 1999, respectively, of which 70%, 63% and 58% were derived from services provided to the Company and its insurance company affiliates. See Note E of Notes to Consolidated Financial Statements.

  TPA Division

     UICI also historically has provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans. The Company has classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. as its Third Party Administration ("TPA") Division. While revenues for the TPA Division increased to $24.3 million in 2001 from $18.5 million in 2000, the TPA Division incurred an operating loss of $(2.1) million in 2001 compared to an operating loss of $(1.7) million in 2000.

     On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets, of which $700,000 represented a write-down of fixed assets (which was included in depreciation in 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc.

DISCONTINUED OPERATIONS

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

     The Company's results from discontinued operations in 2001 and the fourth quarter of 2001 included net income after tax in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment representing the deferred contingent portion of the purchase price in final settlement of the September 2000 sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  SPECIAL RISK DIVISION

     The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. For the year ended December 31, 2001, the Special Risk Division reported a net loss of $(9.2) million, compared to a net loss of $(2.9) million for the year ended December 31, 2000, which losses were reflected in results from discontinued operations.

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

  STUDENT LOANS

     The student loan industry is highly competitive. The Company competes with over 2,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 87% of new loan volume. The Company believes that the volume of new loans originated in 2001 would make it one of the top 10 student loan lenders in 2001. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products.

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

     Recently-adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, will have a significant impact on the

Company's business and future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Privacy Initiatives."

INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things: the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

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

     Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners ("NAIC"), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. Based on year-end 2001 calculations, the Company's insurance subsidiaries were significantly above required capital levels.

     The NAIC revised the Accounting Practices and Procedures Manual ("Manual") in a process referred to as Codification. The revised Manual became effective January 1, 2001. The domiciled states of the Company's domestic insurance subsidiaries (Oklahoma, Tennessee and Texas) adopted the provisions of the Manual. The Manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company's domestic insurance subsidiaries use to prepare its statutory-basis financial statements.

     Statutory accounting changes adopted to conform to the provisions of the Manual are reported as changes in accounting principles in the Company's statutory-based financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of statutory capital and surplus at the beginning of the year and the amount of statutory capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company's domestic insurance subsidiaries reported a change in accounting principle, as an adjustment that increased statutory capital and surplus, of $18.6 million as of January 1, 2001. Included in this total adjustment is an increase in statutory capital and surplus of $23.4 million related to deferred tax assets.

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

  STUDENT LOAN OPERATIONS

     A significant portion of the student loans originated by the Company are made under the Federal Family Education Loan Program (the "FFELP Loan Program"), which is subject to periodic legislative reauthorization and interim revision by legislation and regulation. The Higher Education Act, which authorizes most federal aid programs, went through its regular reauthorization process in 1998. The loans made under the FFELP Loan Program include Federal Stafford loans for students and PLUS Loans to parents.

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

EMPLOYEES

     The Company had approximately 2,100 employees at February 19, 2002. The Company considers its employee relations to be good. Agents associated with the Company's UGA, Cornerstone, Guaranty Senior Assurance and SeniorsFirst field forces constitute independent contractors and are not employees of the Company.

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

NAME OF OFFICER               PRINCIPAL POSITION      AGE   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------               ------------------      ---   ------------------------------------------
Ronald L. Jensen.........  Chairman of the Board      71    Mr. Jensen has served as Chairman since
                                                            December 1983. In the last five years, Mr.
                                                            Jensen also served as President of the
                                                            Company from October 1997 until January
                                                            1999.
Gregory T. Mutz..........  President and Chief        56    Mr. Mutz was elected President and Chief
                           Executive Officer                Executive Officer in January 1999 and
                                                            served as Chief Financial Officer from
                                                            March 2000 to November 2000. Prior to
                                                            January 1999, Mr. Mutz served as Chairman
                                                            and Chief Executive Officer of AMLI Realty
                                                            Co. (a real estate investment management
                                                            firm), which the Company acquired in 1996.
Glenn W. Reed............  Executive Vice President   49    Mr. Reed has served in his current
                           and General Counsel              position since July 1999. Prior to joining
                                                            UICI, Mr. Reed was a partner with the
                                                            Chicago, Illinois law firm of Gardner,
                                                            Carton & Douglas.
Phillip J. Myhra.........  Executive Vice President   49    Mr. Myhra has served as an executive
                            -- Insurance Group              officer of the Insurance Group since
                                                            December 1999 and as Executive Vice
                                                            President  -- Insurance Group of the
                                                            Company since February 2001. He serves as
                                                            a Director, President and Chief Executive
                                                            Officer of the Company's insurance
                                                            subsidiaries. Prior to joining the
                                                            Company, Mr. Myhra served as Senior Vice
                                                            President of Mutual of Omaha.

NAME OF OFFICER               PRINCIPAL POSITION      AGE   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------               ------------------      ---   ------------------------------------------
Steven K. Arnold.........  Executive Vice President   54    Mr. Arnold joined the Company in October
                            -- Insurance Group              1998 as a consultant. In March 1999, Mr.
                                                            Arnold became Chief Executive Officer of
                                                            the Student Insurance Division and Special
                                                            Risk Group of the Company. In August 1999,
                                                            Mr. Arnold was elected a Vice President of
                                                            the Company. For the five years prior to
                                                            joining the Company, Mr. Arnold held
                                                            various positions as a consultant and
                                                            officer in the health care and systems
                                                            industries.
Matthew R. Cassell.......  Vice President and Chief   38    Mr. Cassell was elected Vice President and
                           Financial Officer                Chief Financial Officer on November 1,
                                                            2000. He formerly served as the Company's
                                                            Vice President -- Strategic Planning
                                                            commencing in January 2000. Prior to
                                                            joining UICI, Mr. Cassell served as
                                                            Director-Finance of Insurdata Incorporated
                                                            (formerly a wholly owned subsidiary of the
                                                            Company) from 1997 to 1999.
James N. Plato...........  President -- Life          53    Mr. Plato has served as an executive
                           Insurance Division               officer and director of the Company's
                                                            insurance subsidiaries since June 2001.
                                                            During the five years prior to joining the
                                                            Company, Mr. Plato served as an executive
                                                            officer and/or director of Ilona Financial
                                                            Group, 1st Variable Life Insurance
                                                            Company, Interstate Assurance, Mutual of
                                                            Omaha, and United Presidential Life
                                                            Insurance Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's shares are traded on the New York Stock Exchange ("NYSE") under the symbol "UCI". The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on the NYSE.

                                                                HIGH       LOW
                                                              --------   -------
FISCAL YEAR ENDED DECEMBER 31, 2000
  1st Quarter...............................................  $11.5625   $ 6.625
  2nd Quarter...............................................      7.25    3.9375
  3rd Quarter...............................................    8.5625      6.25
  4th Quarter...............................................    7.5625    5.4375
FISCAL YEAR ENDED DECEMBER 31, 2001
  1st Quarter...............................................  $   9.65   $5.9375
  2nd Quarter...............................................     12.75      8.25
  3rd Quarter...............................................     16.26     10.70
  4th Quarter...............................................     15.74     11.40

     As of March 1, 2002, there were approximately 10,900 holders of record of Common Stock.

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

     During the year ended December 31, 2001, the Company issued 109,250 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2001 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. The following has been restated to reflect the Company's Special Risk Division as a discontinued operation. See Note B of the Notes to the Consolidated Financial Statements.

                                                       YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------
                                       2001         2000         1999         1998         1997
                                    ----------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
INCOME STATEMENT DATA:
  Revenues from continuing
    operations....................  $1,106,583   $1,019,655   $  954,179   $  989,932   $  849,458
  Income from continuing
    operations before income
    taxes.........................      66,223       67,138       54,797       42,368      104,295
  Income from continuing
    operations....................      48,358       32,018       35,814       28,660       70,885
  Income (loss) from discontinued
    operations....................      (5,466)     (26,285)    (181,696)      30,109       15,619
  Net income (loss)...............      42,892        5,733     (145,882)      58,769       86,504
  Earnings per share from
    continuing operations:
    Basic earnings per Common
       share......................  $     1.04   $     0.68   $     0.77   $     0.62   $     1.57
    Diluted earnings per Common
       share......................  $     1.01   $     0.67   $     0.75   $     0.61   $     1.57
  Earnings (loss) per share from
    discontinued operations:
    Basic earnings (loss) per
       Common share...............  $    (0.12)  $    (0.56)  $    (3.92)  $     0.65   $     0.34
    Diluted earnings (loss) per
       Common share...............  $    (0.11)  $    (0.55)  $    (3.80)  $     0.65   $     0.34
  Earnings (loss) per share:
    Basic earnings (loss) per
       Common share...............  $     0.92   $     0.12   $    (3.15)  $     1.27   $     1.91
    Diluted earnings (loss) per
       Common share...............  $     0.90   $     0.12   $    (3.05)  $     1.26   $     1.91
OPERATING RATIOS:
  Health Ratios:
    Loss ratio(1).................         62%          63%          68%          75%          63%
    Expense ratio(2)..............         34%          33%          30%          30%          30%
                                    ----------   ----------   ----------   ----------   ----------
    Combined health ratio.........         96%          96%          98%         105%          93%
                                    ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
  Total investments and cash(3)...  $1,269,640   $1,148,568   $1,111,334   $1,142,694   $1,062,911
  Total assets....................   3,285,884    2,989,848    3,504,182    2,227,383    1,453,503
  Total policy liabilities........     891,361      824,632      841,398      883,425      843,199
  Total debt......................      25,303       89,991      152,220       50,328       50,270
  Student loan credit
    facilities....................   1,506,202    1,334,847    1,698,765      669,026           --
  Stockholders' equity............     534,572      447,105      407,434      594,791      536,290
  Stockholders' equity per
    share(4)......................  $    10.81   $     9.74   $     9.44   $    12.52   $    11.29

---------------

(1) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums.

(2) The health expense ratio represents underwriting, acquisition and insurance expenses related to health insurance policies stated as a percentage of earned health premiums. Expenses relating to providing administrative services are not included.

(3) Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(4) Excludes the unrealized gains (losses) on available for sale securities, which are reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

     The Company's operating segments include the following: (i) Insurance, which includes the businesses of the Self-Employed Agency Division; the Student Insurance Division; the Life Insurance Division (formerly the Company's OKC Division); the Senior Market Division; and the National Motor Club Division (until sold on July 27, 2000); (ii) Financial Services, which includes the businesses of Academic Management Services Corp., the Company's investment in Healthaxis, Inc., the business of the Company's Third Party Administration ("TPA") unit and (iii) Other Key Factors, which includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments, the AMLI operations, variable stock compensation and goodwill amortization. Net investment income is allocated to the Insurance segment based on policy liabilities. The interest rate for the allocation is based on a high credit quality investment portfolio with a duration consistent with the duration of the segment's policy liabilities.

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

     The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes for all periods presented. The Company's Special Risk Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

RESULTS OF OPERATIONS  --  OVERVIEW

     Set forth below is a discussion of certain general matters affecting the Company's historical and future results of operations.

  INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2001, UICI held beneficially approximately 47% of the issued and outstanding shares of Healthaxis, Inc. ("HAI") (formerly Provident American Corporation) (Nasdaq: HAXS). See Note E of Notes to Consolidated Financial Statements.

     HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

     The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HAI). The Company's carrying value of its investment in HAI was $8.3 million and $18.4 million at December 31, 2001 and 2000, respectively. See Note E of Notes to Consolidated Financial Statements.

     The Company also constitutes a significant customer of HAI. Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI provides information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. Pursuant to the terms of the Services Agreement, UICI paid to HAI $20.4 million, $21.0 million and $23.3 million in 2001, 2000 and 1999, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $10.1 million, $6.4 million and $3.7 million in 2001, 2000 and 1999, respectively. The aggregate amounts paid by UICI to HAI in 2001, 2000 and 1999, respectively, represented 70%, 63% and 58% of HAI's total revenues of $43.8 million, $43.7 million and $46.2 million in such years, respectively. See Notes E and M of Notes to Consolidated Financial Statements.

  ACADEMIC MANAGEMENT SERVICES CORP.

     For the year ended December 31, 2001, UICI's Academic Management Services Corp. subsidiary ("AMS") reported operating income of $5.4 million compared to an operating loss of $(24.6) million for the year ended December 31, 2000. During 2001, AMS benefited from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment, increased gains on sales of loans and continued efforts to reduce operating expenses.

     The amount of student loan spread income that AMS may earn in any period depends in large part upon the level of prevailing market interest rates relative to the prescribed minimum rate that can be earned on AMS' student loan portfolio. During 2001, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor, below which a lender's yield will not fall during the succeeding twelve-month period. On July 1, 2001, the floor rates on FFELP loans for the period July 1, 2001 through June 30, 2002 reset 220 basis points lower than the floor rates for the period July 1, 2000 through June 30, 2001. Nevertheless, due to rapidly declining market interest rates, shortly before September 30, 2001 the rate that AMS earned on its student loan portfolio again fell to the statutorily prescribed minimum rate, and the continued decline in prevailing market interest rates over the three months ended December 31, 2001 had the effect of continuing to reduce AMS' overall borrowing costs. As a result, AMS' spread income in the fourth quarter of 2001 in the amount of $7.5 million exceeded spread income of $3.2 million earned in the third quarter of 2001 and spread income of $696,000 earned in the fourth quarter of 2000. Spread income for the year 2001 was $20.4 million, compared to spread income of $6.7 million for the prior year.

     On July 1, 2002, the floor rates on FFELP loans for the period July 1, 2002 through June 30, 2003 will again be reset. Based on current prevailing market interest rates, the Company currently expects a decrease in the prescribed floor rates on its student loan portfolio, and, as a result, AMS believes that spread income in the second half of 2002 will be less than the level of spread income experienced in the second half of 2001 and the level of spread income currently expected in the first six months of 2002.

     AMS tuition payment program business has historically generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year. Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period. AMS sold $474.0 million and $765.0 million principal amount of student loans during the year ended December 31, 2001 and 2000, respectively, from which AMS generated gains on sales in the amount of $11.3 million and $7.8 million, respectively.

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

  CLOSEDOWN OF WORKERS' COMPENSATION BUSINESS

     In May 2001, the Company determined to exit its workers compensation business, in connection with which the Company incurred a charge in the three months ended June 30, 2001 of $8.7 million associated with a strengthening of reserves. In the fourth quarter of 2001, the Company also recorded a charge of $1.3 million, which represented the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administrator.

  ACCOUNTING FOR GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company will apply Statement 142 beginning in the first quarter 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $4.5 million ($0.09 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect, if any, of these tests will be on the results of operations and financial position of the Company.

     At December 31, 2001, the Company had recorded on its consolidated balance sheet net goodwill in the amount of $86.0 million, substantially all of which was recorded in connection with the acquisition by the Company of AMS and businesses forming a part of AMS.

  ACCOUNTING FOR HEALTH POLICY ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). For financial reporting purposes, underwriting and policy issuance costs with respect to health policies issued through the Company's Self Employed Agency and Student Insurance Divisions are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. See Note A of Notes to Consolidated Financial Statements.

     With respect to health policies sold through the Company's Self Employed Agency Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue (such as occurred during 2001), the Self Employed Agency Division's overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

  ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. See Note O of Notes to Consolidated Financial Statements.

  RECONFIRMATION OF 1998 SHARE REPURCHASE PROGRAM

     At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of its common stock from time to time in open market or private transactions. The Company had previously purchased through early 1999 198,000 shares of common stock pursuant to the program. Following reconfirmation of the program, through February 18, 2002, the Company had purchased an additional 980,400 shares pursuant to the program (with the most recent purchase made on December 13, 2001) at an aggregate cost of $8.8 million, or $9.03 per weighted average share. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

  DISCONTINUED OPERATIONS

     The Company's reported results in 2001 and 2000 reflected a loss from discontinued operations (consisting of the Company's former sub-prime credit card unit and the Special Risk Division) in the amount of $(5.5) million ($(0.11) per diluted share) and $(26.3) million ($(0.55) per diluted share), respectively.

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

     In March 2000, the Board of Directors of UICI, after a thorough assessment of the unit's prospects, determined that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit is reflected as a discontinued operation for financial reporting purposes for all periods presented effective December 31, 1999. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130.0 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a pre-tax loss from discontinued operations in the amount of $36.0 million ($23.4 million net of tax).

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

     On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price at closing of approximately $124.0 million. The Company retained United CreditServ's Texas collections facility, and UICI continues to hold United CreditServ's building and real estate in Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250.0 million face amount of previously written off credit card receivables. In connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities and contingencies associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, loans payable and liabilities associated with pending litigation and other claims.

     On January 29, 2001, UCNB completed its voluntary liquidation in accordance with the terms of a plan of voluntary liquidation approved by the OCC by surrendering to the OCC its national bank charter and distributing to a wholly-owned subsidiary of UICI the residual assets of UCNB, including available cash and cash equivalents in the amount of approximately $26.0 million.

     The 1999 and 2000 operating losses at United CreditServ had a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ contributed to UCNB as capital an aggregate of $176.6 million in cash. UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of sale of investment securities; a borrowing from a third party in the amount of $24.0 million funded in July 2000; approved sales of assets from the holding company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million; dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from The Chesapeake Life Insurance Company ("CLICO") (one of its regulated insurance company subsidiaries); the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000; cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000; and cash on hand.

     In addition to the cash sales price received at the September 2000 closing of the sale of the non-cash assets associated with its United CreditServ credit card unit, the sale transaction contemplated an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company's results from discontinued operations in 2001 and the fourth quarter of 2001 included net income after tax in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment, representing the final settlement of the deferred contingent portion of the purchase price.

     Special Risk Division. The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. For the year ended December 31, 2001, the Special Risk Division reported a net loss of $(9.2) million, compared to a net loss of $(2.9) million for the year ended December 31, 2000, which losses were reflected in results from discontinued operations.

     Effective January 1, 2000, the Company entered into reinsurance and specific retrocession agreements with an unaffiliated insurance carrier with respect to a block of special risk business formerly managed by Excess, Inc. ("Excess"), a managing general underwriter of special health-related coverages acquired by the Company in 1997. These agreements effectively permitted the Company to transfer to the unaffiliated insurance carrier the insurance revenue and risk portion of that business as the business renews over the life of the policies.

  MODIFICATION OF UICI EXECUTIVE STOCK PURCHASE PROGRAM -- SPECIAL 2000 COMPENSATION EXPENSE

     In January 2001, the Board of Directors of the Company adopted certain modifications to the UICI Executive Stock Purchase Program (the "ESPP"), which was initially adopted and implemented in December 1998 to afford directors and key UICI executives the opportunity to purchase UICI common stock. See Note O of Notes to Consolidated Financial Statements. In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax.

RESULTS OF OPERATIONS

  2001 COMPARED TO 2000

  General

     UICI reported revenues and income from continuing operations in 2001 of $1.1 billion and $48.4 million ($1.01 per diluted share), respectively, compared to 2000 revenues and income from continuing operations of $1.0 billion and $32.0 million ($0.67 per diluted share), respectively.

     The Company reported net income in 2001 in the amount of $42.9 million ($0.90 per diluted share), compared to net income of $5.7 million ($0.12 per diluted share) in 2000, including losses from discontinued operations in 2001 and 2000 in the amount of $(5.5) million ($(0.11) per diluted share) and $(26.3) million ($(0.55) per diluted share), respectively.

  Continuing Operations

     Revenues. UICI's revenues increased to $1,106.6 million in 2001 from $1,019.7 million in 2000, an increase of $86.9 million, or 9%, primarily as a result of a 22% increase in health premiums, from $651.4 million in 2000 to $797.4 million in 2001. The increase in health premium revenue in 2001 was offset by a 14% decrease in interest and investment income and a 9% decrease in other fee income. Revenues in 2000 also were favorably impacted by a realized gain of $26.3 million from a sale of HealthAxis.com shares completed in the first quarter of 2000.

     Health premiums. Health premium revenue increased to $797.4 million in 2001 from $651.4 million in 2000, an increase of $146 million, or 22%. The increase in health premium revenue in 2001 was primarily attributable to a 67% increase in the Self-Employed Agency Division's submitted annualized premium volume for the year (which the Company defines in any period as the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company) ($578.5 million in 2001 compared to $346.7 million in 2000) and an increase in policy retention rates.

     Life premiums and other considerations. Life premiums and other considerations decreased to $34.7 million in 2001 from $36.8 million in 2000, a decrease of $2.1 million, or 6%. This decrease resulted primarily from reduced premiums and other considerations from closed blocks of life and annuity business. The Company last acquired a closed block of life insurance and annuities in 1994. Although the Company believes that it can continue to exploit acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

     Investment income. Investment income decreased to $83.8 million in 2001 from $89.8 million in 2000, a decrease of $6.0 million, or 7%. The decrease was due to reduced yield on the Company's investment portfolio and a reduction in average outstanding short-term investments, due primarily to the use of cash to reduce outstanding borrowings during the year.

     Other interest income. Other interest income (consisting primarily of interest earned on the Company's student loan portfolio) decreased to $88.4 million in 2001 from $111.4 million in 2000, a decrease of $23.0 million, or 21%. The decrease was due to declining market interest rates, resulting in a reduced yield on funds held in connection with AMS' tuition payment programs and a reduced yield on AMS' student loan portfolio.

     Other fee income. Other fee income decreased to $94.0 million in 2001 from $103.7 million in 2000, a decrease of $9.7 million or 9%. Other fee income consists primarily of tuition installment program fees, loan-servicing fees and gains on loan sales at AMS (in the aggregate $38.6 million and $35.6 million in 2001 and 2000, respectively), third party administration fees ($24.3 million and $22.2 million in 2001 and 2000, respectively), and various Self-Employed Division marketing-related fees ($28.0 million and $23.3 million in 2001 and 2000, respectively). The decrease in other fee income is associated with the sale in July 2000 of National Motor Club ("NMC"), which generated $19.4 million in other fee income (primarily membership fees) for the seven-month period ended July 2000. Included in other fee income is the third party administration revenue of UICI Administrators of $20.1 million in 2001 and $18.5 million in 2000. The Company completed the sale of UICI Administrators on January 17, 2002.

     Other income. Other income (consisting primarily of commission and fee income from the Company's AMLI Realty Co. subsidiary) increased to $3.1 million in 2001 from $2.2 million in 2000, an increase of $900,000. The increase in other income is due to commissions received by the Company's AMLI Realty Co. subsidiary in connection with property sales.

     Gain on sale of HealthAxis.com stock. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Gains (losses) on sale of investments. The Company recognized gains on sale of investments of $5.2 million in 2001 compared to losses of $(1.9) million in 2000. Included in 2001 gains is a $5.3 million gain related to the Company's investment in AMLI Commercial Properties Trust ("ACPT") and $3.4 million in gains from the Company's investment portfolio, which were offset by an impairment charge for certain investments in the amount of $3.5 million. During 2001, ACPT, an equity method investee, in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized a gain in the amount of $5.3 million.

     The amount of realized gains or losses on the sale of investments is affected by changes in interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates. In addition, due to decreasing long-term interest rates in 2001, the net unrealized investment gain on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, increased to $30.3 million at December 31, 2001, from a net unrealized investment loss of $(10.1) million at December 31, 2000. The Company changed its method for accounting for its investment in AMLI Residential effective June 30, 2001, from the equity method to the investment method. The Company holds a 10% interest in AMLI Residential. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the year ended December 31, 2001. As a result of the accounting change, the Company marks-to-market its investment in AMLI Residential and accordingly, changes in the Company's carrying value of its investment in AMLI Residential are recorded as unrealized gains (or losses) with corresponding changes to the Company's stockholders' equity

(net of tax). At December 31,2001 and 2000, the Company's carrying value of its investment in AMLI Residential was $64.3 million and $23.1 million, respectively.

     Benefits, claims, and settlement expenses. Benefits, claims and settlement expenses increased to $531.0 million in 2001 from $439.7 million in 2000, an increase of $91.3 million, or 21%. The increase in benefits, claims and settlement expenses was primarily due to the increase in premium revenue from the SEA and Student Divisions and the strengthening of reserves associated with the Company's workers compensation business. In May 2001 the Company discontinued its workers compensation business, in connection with which the Company incurred a charge of $8.7 million associated with a strengthening of reserves.

     Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $293.8 million in 2001 from $239.4 million in 2000, an increase of $54.4 million, or 23%. The increase was primarily due to increased commission expense attributable to the growth in first year premium revenue in the SEA Division (with respect to which the Company records a higher commission expense than with respect to premium revenue in policy renewal years). In the fourth quarter of 2001, the Company also recorded a charge of $1.3 million, which represented the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administration.

     Other expenses. Other expenses (consisting primarily of AMS operating expenses and other non-insurance related expenses) decreased to $101.1 million in 2001 from $117.1 million in 2000, a decrease of $16.0 million or 14%. The decrease was due to the sale of National Motor Club ("NMC") in July 2000. NMC incurred $17.2 million in other expenses for the seven month period ended July 2000.

     Depreciation. Depreciation expense increased to $15.9 million in 2001 from $14.0 million in 2000, an increase of $1.9 million or 14%. The increase was primarily due to additional depreciation associated with the capitalized costs of technology initiatives and upgrades.

     Interest expense. Interest expense on corporate borrowings decreased to $5.0 million in 2001 from $13.6 million in 2000, a decrease of $8.6 million. The decrease was due primarily to the decreased level of borrowings outstanding during 2001 compared to 2000. Interest expense on student loan obligations decreased to $69.4 million in 2001 from $101.6 million in 2000, a decrease of $32.2 million or 32%, primarily resulting from a decline in prevailing market interest rates.

     Operating Income. Income from continuing operations before federal income taxes ("operating income") decreased to $66.2 million in 2001 from $67.1 million in 2000. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Income (loss) from continuing operations before income
  taxes:
  Insurance:
     Self Employed Agency...................................   $ 74,849     $ 70,905
     Student Insurance......................................      4,022       (1,877)
     Life Insurance Division................................      7,363       13,132
     Senior Market..........................................     (2,112)          --
     National Motor Club....................................         --        2,471
                                                               --------     --------
          Total Insurance...................................     84,122       84,631
                                                               --------     --------
Financial Services:
  Academic Management Services..............................      5,413      (24,640)
  UICI Administrators.......................................     (2,099)      (1,668)
  Gain on sale of HealthAxis.com shares.....................         --       26,300

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
  Equity interest in Healthaxis, Inc. operating loss........    (10,597)     (15,623)
                                                               --------     --------
          Total Financial Services..........................     (7,283)     (15,631)
                                                               --------     --------
Other Key Factors:
  Investment income on equity, realized gains and losses,
     general corporate expenses and other (including
     interest on non-student loan indebtedness).............      2,940        9,631
  Variable stock compensation...............................     (7,293)      (5,300)
  Goodwill amortization.....................................     (6,263)      (6,193)
                                                               --------     --------
          Total Other Key Factors...........................    (10,616)      (1,862)
                                                               --------     --------
          Total income from continuing operations before
            income taxes....................................   $ 66,223     $ 67,138
                                                               ========     ========

     Self-Employed Agency Division. Operating income at UICI's Self Employed Agency ("SEA") Division increased by 6% to $74.8 million for the year ended December 31, 2001, from $70.9 million in 2000.

     The Company measures the volume of business activity at SEA by means of "submitted annualized premium volume," which in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company. SEA in 2001 experienced a 67% increase in submitted annualized premium volume over 2000 levels ($578.5 million in 2001 compared to $346.7 million in 2000). The Company recognizes premium revenue in a period as and when it is earned. Earned premium revenue at SEA increased from $521.1 million in 2000 to $650.0 million in 2001, a 25% increase. Operating income as a percentage of earned premium revenue decreased to 11.5% in 2001 from 13.6% in 2000. This decrease in operating margin was attributable primarily to a significant increase in first year earned premium revenue (with respect to which the Company records a higher commission expense than with respect to earned premium revenue in policy renewal years) and a nominal increase in loss ratio (59.9% for 2001 compared to 59.5% for 2000).

     Student Insurance Division. For the year ended December 31, 2001, the Student Insurance Division reported operating income of $4.0 million compared to an operating loss of $(1.9) million in 2000. The increase in operating income for the year ended December 31, 2001 was attributable to a 13% increase in earned premium revenue, continued improvement in loss ratios, and improvement in administrative efficiencies.

     Life Insurance Division. For the year ended December 31, 2001, the Company's Life Insurance Division reported operating income of $7.4 million compared to operating income of $13.1 million in 2000. The decrease in operating income for the year ended December 31, 2001 was primarily attributable to the discontinuation in May 2001 of the Company's workers compensation business (in connection with which the Company incurred a charge of $8.7 million in the second quarter associated with a strengthening of reserves) increased administration costs associated with investment in new life products and a charge of $1.3 million in the fourth quarter representing the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administrator. These charges in 2001 were partially offset by a $5.2 million increase in the second quarter in the carrying value of student loans generated by the Company's College Fund Life Insurance Division, a unit of the Life Insurance Division.

     Senior Market Division. The Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. For the year ended December 31, 2001, the Company realized nominal revenues associated with this Division, and the Company has expensed developmental costs as incurred.

     National Motor Club. On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). See Notes C and M of Notes to the Consolidated Financial Statements.

     Academic Management Services Corp. For the year ended December 31, 2001, UICI's Academic Management Services Corp. subsidiary ("AMS") reported operating income of $5.4 million compared to an operating loss of $(24.6) million for the comparable period in 2000. Set forth below is a summary comparative statement of operations for AMS for the year ended December 31, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Interest income -- student loans............................   $ 88,398     $110,651
Gain on sale of student loans...............................     11,300        7,757
Other investment income.....................................      6,663        8,039
Fee income -- tuition payment programs......................     14,085       11,898
Fee income -- loan servicing and other......................     13,211       15,905
                                                               --------     --------
Total revenue...............................................    133,657      154,250
                                                               --------     --------
Interest expense -- student loans...........................     69,205      104,043
Provision for loan loss.....................................        292        1,810
Interest expense -- other indebtedness......................      2,152        4,365
Depreciation................................................      3,934        4,563
Amortization of goodwill....................................      3,986        3,989
Other operating expenses....................................     53,518       66,423
Less: operating costs deferred..............................        (34)      (2,238)
                                                               --------     --------
                                                                133,053      182,955
                                                               --------     --------
Income (loss) from operations (including amortization of
  goodwill and other expenses in Other Key Factors).........        604      (28,705)
Amortization of goodwill and other expenses in Other Key
  Factors...................................................      4,809        4,065
                                                               --------     --------
Income (loss) from operations...............................   $  5,413     $(24,640)
                                                               ========     ========

     The significant improvement in operating results for the year ended December 31, 2001 resulted primarily from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment, increased gains on sales of loans and continued efforts to reduce operating expenses

     Declining market interest rates throughout 2001 resulted in an overall decrease in revenue (due to decreased interest income on AMS' student loan portfolio and decreased investment income from funds on deposit in AMS' tuition installment plan trust account) during 2001 compared to revenue in 2000. However, declining market interest rates throughout 2001 benefited AMS by significantly lowering its costs of borrowing, resulting in improved spreads on AMS' student loan portfolio. Spread income for the year 2001 was $20.4 million compared to $6.7 million for the prior year.

     During 2001, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor, below which a lender's yield will not fall during the succeeding twelve-month period. On July 1, 2001, the floor rates on FFELP loans for the period July 1, 2001 through June 30, 2002 reset 220 basis points lower than the floor rates for the period July 1, 2000 through June 30, 2001. Nevertheless, due to rapidly declining market interest rates, shortly before September 30, 2001 the rate that AMS earned on its student loan portfolio again fell to the statutorily prescribed minimum rate, and the continued decline in prevailing market interest rates over the three months ended December 31, 2001 had the effect of continuing to reduce AMS' overall borrowing costs. As a result, AMS' spread income in the fourth quarter of 2001 in the amount of $7.5 million exceeded spread income of $3.2 million earned in the third quarter of 2001 and spread income of $696,000 earned in the fourth quarter of 2000.

     AMS sold $474.0 million and $765.0 million principal amount of student loans during the year ended December 31, 2001 and 2000, respectively, from which AMS generated gains on net sales in the amount of $11.3 million and $7.8 million, respectively. While AMS sold a lesser principal amount of loans in 2001 than in 2000, the higher net gain in 2001 resulted from lower deferred loan origination costs associated with sold loans in 2001 compared to 2000.

     Income from AMS' tuition payment programs in the year ended December 31, 2001 was $14.1 million, compared to income in the year ended December 31, 2000 of $11.9 million. For the year ended December 31, 2001, an increase in fees attributable to additional tuition payment accounts and the imposition of late fees on delinquent accounts were offset by a decline in investment income from tuition payment program funds held in trust, as a result of lower prevailing market interest rates. Investment income on funds held in connection with tuition payment programs declined to $6.6 million in 2001 from $8.0 million in 2000 (despite a 16% increase in the average trust fund balance). AMS tuition payment program business has historically generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year.

     AMS also reduced operating expenses by $15.1 million in the year ended December 31, 2001, over operating expenses in 2000. This reduction in operating expenses was primarily attributable to the closing in September 2000 of AMS' San Diego facility, reduced interest expense associated with non-student loan indebtedness, and reduced administrative expenses. For the year ended December 31, 2001, interest expense on non-student loan indebtedness was $2.2 million, compared to interest expense on non-student loans of $4.4 million in the year ended December 31, 2000. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

     Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period.

     Third Party Administration Division. The Company has classified the operations of UICI Administrators, Inc., Insurdata Marketing Services, LLC, and Barron Risk Management Services, Inc. as its Third Party Administration ("TPA") Division. For year ended December 31, 2001, the TPA Division incurred an operating loss of $(2.1) million compared to an operating loss of $(1.7) million in the comparable 2000 period. On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of its TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets, of which $700,000 represented a write-down of fixed assets (which was included in depreciation in 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization in 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc.

     Investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.) At December 31, 2001, the Company held approximately 47% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note E of Notes to Consolidated Financial Statements.

     During the year ended December 31, 2001, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill) was $(10.6) million, compared to its share of operating losses of $(15.6) million in 2000. At December 31, 2001, the Company's carrying value of its investment in HAI was $8.3 million.

     Other Key Factors. The Other Key Factors category includes investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, realized gains or losses on sale of investments, minority interest expense, the AMLI operations, variable stock compensation and amortization of goodwill. Operating losses for the year ended December 31, 2001 attributable to this category were $(10.6) million compared to $(1.9) million for the comparable period in 2000. The increase in operating losses was primarily attributable to a $7.5 million increase in corporate technology expenses, a $2.0 million increase in variable stock compensation, a $3.7 million increase in minority interest expense attributable to AMS' return to profitability in 2001, and a $3.5 million impairment charge from the Company's investment portfolio. These increases were partially offset by $3.4 million in realized gains from the Company's investment portfolio (excluding the impairment charge) and a $5.3 million gain recognized in 2001 on the sale of the Company's interest in AMLI Commercial Properties Trust. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales.

     During 2001, AMLI Commercial Properties Trust, an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sales, the Company recognized a gain in the amount of $5.3 million.

     The Company changed its method for accounting for its investment in AMLI Residential Properties Trust (a publicly-traded (NYSE: AML) real estate investment trust) ("AMLI Residential") from the equity method to the investment method effective June 30, 2001 due to its decreased ownership interest to 10.3%. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million. As a result of the accounting change, the Company no longer records its share of AMLI Residential's gains and losses but, rather, marks-to-market its investment in AMLI Residential. Accordingly, increases (or decreases) in the Company's carrying value of its investment in AMLI Residential are now recorded as unrealized gains (or losses) with corresponding increases (or decreases) to the Company's stockholders' equity (net of tax). At December 31, 2001 and 2000, the Company's carrying value of its investment in AMLI Residential was $64.3 million and $23.1 million, respectively. The $23.1 million carrying value of the investment at December 3, 2000 is reflected on the Company's consolidated balance sheet under "Investment in other equity investees."

  2000 COMPARED TO 1999

  General

     UICI reported 2000 revenues and income from continuing operations of $1.020 billion and $32.0 million ($0.67 per share fully diluted), respectively, compared to 1999 revenues and income from continuing operations of $954.2 million and $35.8 million ($0.75 per share fully diluted), respectively. The Company generated total 2000 net income in the amount of $5.7 million ($0.12 per share fully diluted), compared to a net loss of $(145.9) million ($(3.05) per share fully diluted) in 1999, reflecting a loss in 2000 and 1999 from discontinued operations in the amount of $(26.3) million ($(0.55) per share fully diluted) and $(181.7) million ($(3.80) per share fully diluted), respectively.

     UICI's 2000 results include a pre-tax operating loss at the Company's Academic Management Services Corp. student loan unit of $(24.6) million, the Company's equity in losses of HealthAxis, Inc. of $(15.6) million, and a $26.3 million pre-tax gain from the sale of investment securities.

     The Company's Self -- Employed Agency ("SEA") Division, which provides health insurance to the self-employed market, reported operating income of $70.9 million in 2000, a 41% increase over operating income of $50.4 million in 1999. The significant increase in operating income of the SEA division was primarily attributable to improved loss ratios on the Company's managed care products, continued success in directing a larger portion of new sales to more traditional, higher margin, indemnity products, and increased productivity of the Company's dedicated agent field force. The Company's Insurance Segment as a whole reported operating income in 2000 of $84.6 million, a 19% increase over operating income of $71.1 million generated in 1999.

     As discussed further below, AMS' 2000 operating results reflected, in part, a reduction in operating income as a result of reduced yields on AMS' student loan portfolio, which resulted from the acquisition of higher cost student loans in 1998 and 1999. AMS also incurred significant non-recurring expenses associated with, among other things, the management transition effected in January 2000, the relocation of AMS' headquarters, the write-off of facilities development costs and previously capitalized costs incurred in connection with AMS' Internet strategy, and the previously announced closure of the San Diego loan origination center.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a loss from discontinued operations in the amount of $40.3 million pre-tax ($26.3 million net of tax). During the year ended December 31, 2000, the credit card discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal.

     In December 2001, the Company designated its Special Risk Division as a discontinued operation for financial reporting purposes for all years presented.

  Continuing Operations

     Revenues. UICI's revenues increased to $1,019.7 million in 2000 from $954.2 million in 1999, an increase of $65.5 million, or 7%, primarily as a result of an increase in other interest income and the gain on sale of the HealthAxis.com shares in the amount of $26.3 million, offset by a $9.6 million reduction in other fee income.

     Health premiums. Health premiums increased to $651.4 million in 2000 from $649.5 million in 1999, an increase of $1.9 million.

     Life premiums and other considerations. Life premiums and other considerations decreased to $36.8 million in 2000 from $40.3 million in 1999, a decrease of $3.5 million, or 9%. This decrease resulted from reduced premiums and other considerations from closed blocks of life and annuity business.

     Investment income. Investment income increased to $89.8 million in 2000 from $82.9 million in 1999, an increase of $6.9 million, or 8%. The increase was due to increased earnings from the Company's investment in AMLI Residential Properties Trust, together with an increase in investment income from restricted cash held at AMS for a full year in 2000. AMS Investment Group, Inc. was acquired in July 1999.

     Other interest income. Other interest income increased to $111.4 million in 2000 from $65.1 million in 1999, an increase of $46.3 million. The increase was due to the additional interest income earned on student loans at the Company's AMS operations in 2000.

     Other fee income. Other fee income decreased to $103.7 million in 2000 from $113.3 million in 1999, a decrease of $9.6 million. The decrease was due to the sale of National Motor Club ("NMC") in July 2000. NMC generated $19.4 million and $24.6 million in other fee income (primarily membership fees) for the seven month period ended July 2000 and for the full year in 1999, respectively.

     Other income. Other income decreased to $2.2 million in 2000 from $3.5 million in 1999, a decrease of $1.3 million. The decrease in other income is due to a decrease in fee and commission income from the Company's AMLI Realty Co. subsidiary.

     Gain on sale of HealthAxis.com stock. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Loss on sale of investments. The Company recognized losses on sale of investments of $(1.9) million in 2000 compared to $(367,000) in 1999. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates. In addition, due to decreasing long-term interest rates in 2000, the net unrealized investment loss on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, was $10.1 million at December 31, 2000, compared to $30.4 million at December 31, 1999.

     Benefits, claims, and settlement expenses. Benefits, claims and settlement expenses decreased to $439.7 million in 2000 from $470.3 million in 1999, a decrease of $30.6 million, or 7%. The decrease was primarily due to the improvement in loss ratios on the Company's managed care products in the SEA Division.

     Underwriting, acquisition and insurance expenses. Underwriting, acquisition and insurance expenses increased to $239.4 million in 2000 from $225.1 million in 1999, an increase of $14.3 million or 6%. The increase was primarily due to increased commission expense from directing sale of new business to traditional indemnity products which generally incur higher first year commission rates than managed care products and increased technology costs.

     Other expenses. Other expenses increased to $117.1 million in 2000 from $114.3 million in 1999, an increase of $2.8 million. The increase was primarily due to increased administrative expenses incurred at the Company's AMS division due to management transition relocation of AMS' headquarters and the write-off of various development and capitalized costs.

     Depreciation. Depreciation expense increased to $14.0 million in 2000 from $13.6 million in 1999, an increase of $400,000.

     Interest expense. Interest expense on corporate borrowings increased to $13.6 million in 2000 from $7.4 million in 1999, an increase of $6.2 million. The increase was due primarily to the increased level of borrowings outstanding during 2000. Interest expense on student loan obligations increased to $101.6 million in 2000 from $57.5 million in 1999, an increase of $44.1 million. The increase was due primarily to AMS' increased student loan origination volume.

     Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $67.1 million in 2000 from $54.8 million in 1999. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Income (loss) from continuing operations before income
  taxes:
  Insurance:
     Self Employed Agency...................................   $ 70,905     $ 50,415
     Student Insurance......................................     (1,877)          49
     Life Insurance Division................................     13,132       17,405
     National Motor Club....................................      2,471        3,200
                                                               --------     --------
          Total Insurance...................................     84,631       71,069
                                                               --------     --------
Financial Services:
  Academic Management Services..............................    (24,640)     (19,938)
  UICI Administrators.......................................     (1,668)       2,322
  Gain on sale of HealthAxis.com shares.....................     26,300           --
  HealthAxis.com operating loss.............................    (15,623)          --
                                                               --------     --------
          Total Financial Services..........................    (15,631)     (17,616)
                                                               --------     --------

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Other Key Factors:
  Investment income on equity, realized gains and losses,
     general corporate expenses and other (including
     interest on non-student loan indebtedness).............      9,631        7,623
  Variable stock compensation...............................     (5,300)          --
  Goodwill amortization.....................................     (6,193)      (6,279)
                                                               --------     --------
          Total Other Key Factors...........................     (1,862)       1,344
                                                               --------     --------
          Total income from continuing operations before
            income taxes....................................   $ 67,138     $ 54,797
                                                               ========     ========

     Self Employed Agency Division ("SEA"). The SEA Division reported operating income of $70.9 million in 2000 compared to $50.4 million in 1999. Revenue for the SEA Division decreased to $566.4 million for the year ended in 2000 from $566.8 million in 1999, a decrease of $400,000. The increase in operating income was primarily attributable to improved loss ratios on the Company's managed care products, continued success in directing a larger portion of new sales to more traditional, higher margin, indemnity products, and increased productivity of the Company's dedicated agent field force. The decrease in revenues was attributable to the decrease in premiums from the coinsurance business, which was offset by the continued success in new business sales from the Company's Cornerstone and UGA dedicated agency field forces.

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

     Life Insurance Division. Operating income for the Life Insurance Division decreased to $13.1 million in 2000 from $17.4 million in 1999, a decrease of 25%. The decrease in operating income was attributable to several factors. The Life Insurance Division's life insurance claim benefits increased over claim benefits in the corresponding period of the prior year. The Company believes that the higher level of claims in the life business was due to normal variations in the business for the closed life blocks. An additional loan reserve was established for the student loans made by the College Fund Life unit on its life insurance product. Credit disability insurance claim reserves were increased based on claims experience, and a reserve for bad debts on premium receivables was established. Operating income for the workers compensation line of business decreased as a result of lower premium rates, which has been occurring in this product line in Oklahoma for the past two years. Revenue for the Life Insurance Division decreased to $92.4 million in 2000 from $94.1 million in 1999, a decrease of $1.7 million, or 2%.

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

     Third Party Administration Division. The Company has classified the operations of UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management Services, Inc. as its Third Party Administration ("TPA") business division. The TPA Division incurred an operating loss of $(1.7) million in 2000 compared to operating income of $2.3 million in 1999. Revenues for the TPA Division decreased to $18.5 million in 2000 from $46.2 million in 1999.

     The decrease in operating income and revenues at the Company's TPA division was primarily attributable to the timing of the contribution of substantially all of the operations of Insurdata Incorporated (other than the operations of Insurdata Marketing Services, LLC) to HealthAxis.com in connection with the Insurdata-HealthAxis.com merger, which was completed in January 2000. The results of operations of Insurdata Incorporated had previously been included in the results of operations of the TPA division. Excluding the 1999 results of operations of Insurdata Incorporated transferred to HealthAxis.com, for 2000 and 1999, revenues for the UICI Administrators division were $18.5 million and $4.8 million, respectively, and operating income (loss) for the division was $(1.7) million and $414,000, respectively.

     Investment in Healthaxis, Inc. The Company accounts for its investment in Healthaxis, Inc. utilizing the equity method and, accordingly, recognizes its ratable share of Healthaxis, Inc. income and loss (computed prior to amortization of goodwill recorded by Healthaxis, Inc. in connection with the Insurdata Merger). See Note E of Notes to Consolidated Financial Statements. The Company's equity in the loss of HealthAxis.com for 2000 was $15.6 million. Healthaxis, Inc. continues to incur operating losses attributable to significant marketing, development and other start-up expenses. HealthAxis.com also incurred losses in 2000 in connection with the sale of its retail web site and related assets. The Company's share of such losses ($(2.5) million) is included in the Company's equity in losses for 2000.

     On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Other Key Factors. Other key factors include investment income not allocated to the other segments, interest expense from corporate borrowings, general expenses relating to corporate operations, realized gains or losses on sale of investments, the AMLI operations, variable stock compensation and amortization of goodwill. Other key factors reported an operating loss of $(1.9) million in 2000 compared to operating income of $1.3 million in 1999, a $3.2 million decrease. The decrease is primarily due to decreased fees and commissions at the Company's AMLI subsidiary and an increase in realized losses in 2000.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Interest income -- student loans............................   $110,651     $ 65,001
Gain on sale of student loans...............................      7,757        7,404
Other investment income.....................................      8,039        3,986
Fee income -- tuition payment programs......................     11,898        7,404
Fee income -- loan servicing and other......................     15,905       15,258
Insurance income............................................         --        5,539
                                                               --------     --------
Total revenue...............................................    154,250      104,592
                                                               --------     --------
Interest expense -- student loans...........................    104,043       63,497
Provision for loan loss.....................................      1,810          950
Interest expense -- other indebtedness......................      4,365        2,398
Depreciation................................................      4,563        3,378
Amortization of goodwill....................................      3,989        2,618
Other operating expenses....................................     66,423       61,284
Less: operating costs deferred..............................     (2,238)      (6,977)
                                                               --------     --------
                                                                182,955      127,148
                                                               --------     --------
Loss from operations (including amortization of goodwill and
  other expenses in Other Key Factors)......................    (28,705)     (22,556)
Amortization of goodwill and other expenses in Other Key
  Factors...................................................      4,065        2,618
                                                               --------     --------
Loss from operations........................................   $(24,640)    $(19,938)
                                                               ========     ========

     The increases in 2000 in interest income and interest expense associated with student loans, as well as the increase in the provision for loan loss, resulted primarily from higher average carrying amount of student loans held during the year compared to 1999. In 2000, AMS originated approximately $776.1 million principal amount of new loans, purchased approximately $2.5 million principal amount of student loans in the secondary market, and sold approximately $779.8 million principal amount of loans. In 1999, AMS originated approximately $671.2 million principal amount of new loans, purchased approximately $401.0 million principal amount of student loans in the secondary market, and sold approximately $391.0 million principal amount of loans. Including principal payments and capitalization and amortization of deferred loan origination costs, student loans decreased approximately $166.0 million in 2000, as compared to an increase of approximately $628.0 million during 1999. During 2000, an increase in prevailing interest rates had a negative effect on the cost of financing AMS' student loan portfolio.

     Included in the interest rate spread on student loans are PLUS loans on which the interest rate yield is set annually beginning July 1 by regulation at a fixed rate. At March 31, June 30, September 30 and December 31, 2000, AMS held PLUS loans in the aggregate principal amount of $371.0 million, $270.0 million, $253.0 million and $273.0 million, respectively. The prescribed rate earned on PLUS loans was 7.72% from January 1 to June 30, 2000 and was reset to 8.99% beginning July 1, 2000. If the interest rate yield exceeds the maximum allowable rate chargeable to the borrower, AMS, as the holder of PLUS loans, would be eligible for government subsidized, special allowance payments for the year. The fixed interest rate yield in 2000 was below the maximum rate. For the twelve months beginning July 1, 2000, the fixed rate will be below the maximum rate and AMS will not be entitled to special allowance payments on its PLUS loans. AMS finances the cost of such loans at floating interest rates that are reset monthly and quarterly through its structured finance facilities.

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

     Insurance income of $5.5 million in 1999 relates to AMS' student insurance business. In May 1999, the assets and liabilities associated with AMS' student insurance business were transferred to UICI's Student Insurance Division.

     Interest expense on other indebtedness increased to $4.4 million in 2000 from $2.4 million in 1999, reflecting primarily additional borrowings in the amount of $30.0 million incurred to acquire Academic Management Services Inc. on July 27, 1999. Interest expense on this acquisition indebtedness was $2.8 million in 2000.

     The increases in depreciation expense and amortization of goodwill also resulted primarily from the inclusion of AMS' tuition payment program business and its acquisition cost for a full year in 2000, compared to five months in 1999. Amortization of goodwill associated with the acquisition of this business was $2.4 million in 2000 compared to $1.0 million in 1999.

     Other operating expenses increased to $66.4 million in 2000 from $61.3 million in 1999. Included in 2000 operating expenses were approximately $5.7 million associated with the management transition effected in January 2000, the relocation of AMS' headquarters from South Yarmouth, Massachusetts to Swansea, Massachusetts, the write-off of facilities development costs and the write-off of previously capitalized costs incurred in connection with AMS' Internet strategy and other business initiatives undertaken by prior management. AMS also incurred $1.2 million in consulting expenses in connection with analysis of operating strategies. Included in AMS' operating expenses for 2000 is $900,000 in expenses associated with the transfer in the fourth quarter of AMS' non-campus based association marketing business to UICI's Student Insurance Division. In addition, operating costs associated with the tuition payment program business are included for a full year in 2000 compared to five months in 1999.

     AMS markets loans to parents of dependent students ("PLUS loans") through direct mail and telemarketing programs directly to prospective student and parent borrowers. Until September 2000, these marketing activities were conducted primarily through the Company's San Diego, California marketing unit. On September 17, 2000, AMS announced that the California facility would be closed and the PLUS loan marketing activities would be consolidated into AMS' Swansea, Massachusetts headquarters. Management believes that these changes will result in a more cost-effective marketing effort. In 2000, AMS recorded a charge to income in the amount of $1.5 million, representing expenses incurred in connection with the exit from its San Diego unit. These costs included termination benefits for substantially all of the unit's 90 employees and the cost of certain contractual obligations of the unit.

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

QUARTERLY RESULTS

     The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. For the year ended December 31, 2001, the Special Risk Division reported a net loss of $(9.2) million, compared to a net loss of $(2.9) million for the year ended December 31, 2000, which losses were reflected in results from discontinued operations.

     The following table presents the information for each of the Company's fiscal quarters in 2001 and 2000 as restated to reflect classification of the Special Risk Division as a discontinued operation. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                  QUARTER ENDED
                               ----------------------------------------------------
                               DECEMBER 31,    SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                   2001            2001          2001       2001
                               -------------   -------------   --------   ---------
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations.................    $299,209        $272,217      $278,718   $256,439
Income from continuing
  operations before federal
  income taxes...............      10,398          20,023        17,077     18,725
Income (loss) from continuing
  operations.................       9,380          13,713        12,943     12,322
Income (loss) from
  discontinued operations....      (3,082)         (1,838)         (327)      (219)
Net income (loss)............       6,298          11,875        12,616     12,103
Basic earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations.................        0.20            0.30          0.28       0.26
Income (loss) from
  discontinued operations....       (0.06)          (0.05)        (0.01)        --
Net income (loss)............        0.14            0.25          0.27       0.26
Diluted earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations.................        0.19            0.29          0.27       0.26
Income (loss) from
  discontinued operations....       (0.06)          (0.04)           --      (0.01)
Net income (loss)............    $   0.13        $   0.25      $   0.27   $   0.25

                                                  QUARTER ENDED
                               ---------------------------------------------------
                               DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                   2000           2000          2000       2000
                               ------------   -------------   --------   ---------
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
  operations.................    $252,772       $239,936      $253,631   $273,316
Income from continuing
  operations before federal
  income taxes...............       3,411         15,211        10,418     38,098
Income (loss) from continuing
  operations.................      (2,074)         8,157         6,277     19,658
Income (loss) from
  discontinued operations....      (4,020)           859       (23,257)       133
Net income (loss)............      (6,094)         9,016       (16,980)    19,791
Basic earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations.................       (0.05)          0.17          0.14       0.42
Income (loss) from
  discontinued operations....       (0.09)          0.02         (0.50)      0.01
Net income (loss)............       (0.14)          0.19         (0.36)      0.43
Diluted earnings (loss) for
  common stockholders per
  common share:
Income (loss) from continuing
  operations.................       (0.05)          0.17          0.13       0.42
Income (loss) from
  discontinued operations....       (0.08)          0.02         (0.49)        --
Net income (loss)............    $  (0.13)      $   0.19      $  (0.36)  $   0.42

     Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. During 2001, the Company generated net cash from operations on a consolidated basis in the amount of $189.8 million. Net cash used in operations totaled $21.3 million in 2000 and $58.3 million in 1999.

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

     During the year ended December 31, 2000, the losses at United CreditServ had a material adverse effect upon the liquidity and cash flow of the Company. During 2000, UICI contributed to United CreditServ an aggregate of $171.3 million in cash. In addition, on June 28, 2000, the Company funded an $8.0 million principal prepayment owing on its bank credit facility, on June 1, 2000 the Company made a mandatory principal payment on its senior notes outstanding in the amount of $4.0 million, and effective July 27, 2000 the Company prepaid $6.0 million owing to an affiliated lender. See Note M to Notes to Consolidated Financial Statements. UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of the sale of investment securities, a borrowing from a third party in the amount of $24.0 million funded in July 2000, approved sales of assets from the holding company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million, dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO, the sale to The MEGA Life and Health Insurance Company of CLICO for $19.0 million in July 2000, cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000, and cash on hand.

     The Company completed its exit from the credit card business during 2001. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC. See Note B to Notes to Consolidated Financial Statements. UCNB surrendered to the OCC its national bank charter and distributed to a wholly-owned subsidiary of UICI the residual assets of UCNB in the amount of approximately $26.0 million, substantially all of which consisted of cash and cash equivalents. The Company utilized a substantial portion of the proceeds of the liquidation to prepay indebtedness owing to a limited liability company controlled by the Company's Chairman in the amount of $21.1 million and other indebtedness in the amount of $5.0 million.

     At December 31, 2001 and 2000, UICI at the holding company level held cash and cash equivalents in the amount of $57.3 million and $16.4 million, respectively. UICI currently estimates that, through December 31, 2002, the holding company will have operating cash requirements in the amount of approximately $78.4 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses). There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain statutory limitations based on surplus and net income.

     The Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) from $90.0 million (which included $19.0 million of indebtedness owing to a related party) at December 31, 2000 to $25.3 million (of which none was owed to a related party) at December 31,

2001, of which $19.4 million constituted indebtedness of the holding company at December 31, 2001 (including $11.9 million outstanding principal amount of the Company's 8.75% Senior Notes). See Note I of Notes to Consolidated Financial Statements. In addition, during 2001 the Company utilized approximately $8.8 million to repurchase 980,400 shares of its common stock pursuant to its previously announced stock repurchase program, which was reconfirmed by the Board of Directors of the Company at its February 28, 2001 meeting.

     In June 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business. At December 31, 2000, this senior indebtedness was outstanding in the amount of $21.3 million and was reflected as corporate debt (i.e., non-student loan indebtedness) on the Company's consolidated balance sheet.

     On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. As of March 8, 2002, the Company had no borrowings outstanding under the facility.

  STUDENT LOAN CREDIT FACILITIES AND RESTRICTED CASH

     The Company's consolidated balance sheet reflects significant assets (consisting primarily of federally guaranteed and alternative (i.e., non-federally guaranteed) student loans and restricted cash) and liabilities (consisting primarily of indebtedness under secured student loan credit facilities) attributable to the student loan financing and origination activities of the Company's AMS subsidiary and College Fund Life Insurance Division.

     At December 31, 2001 and 2000, the Company, through AMS and the College Fund Life Insurance Division, had outstanding an aggregate of $1,506.2 million and $1,334.8 million of indebtedness under secured student loan credit facilities, of which $1,242.8 million and $1,221.5 million were issued by bankruptcy-remote special purpose entities (each, an "SPE" or "Special Purpose Entity") which are included in the Company's Consolidated Financial Statements. At December 31, 2001 and 2000, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,276.1 million and $1,125.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $129.4 million and $86.2 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

     A trust created for the benefit of participants in AMS' tuition installment program held invested assets in the amount of approximately $141.7 million and $112.6 million at amortized cost (which approximated market) at December 31, 2001 and 2000, respectively, all of which assets are classified as restricted cash on the Company's consolidated balance sheet. AMS is entitled to the interest earned on the funds held in the trust as well as tuition budgeting program fees deposited into the trust. The funds are invested in U.S. Treasury securities, government agency securities, high-grade commercial paper, and money market funds of insured depository institutions at December 31, 2001.

     Set forth below is a summary pro forma December 31, 2001 balance sheet of UICI, excluding certain assets (student loans and restricted cash) and certain liabilities (student loan credit facilities) associated with the Company's AMS and College Life Fund Division ("CFLD") operations:

                                                                  AT DECEMBER 31, 2001
                               -------------------------------------------------------------------------------------------
                                                                       OTHER AMS     AMS TUITION   OTHER CFLD
                               UICI CONSOLIDATED    AMS AND CFLD       FINANCING     INSTALLMENT    STUDENT        UICI
                                  AS REPORTED      SPE FINANCINGS    FACILITIES(1)   PROGRAM(2)      LOANS      PRO FORMA
                               -----------------   --------------    -------------   -----------   ----------   ----------
                                                                     (IN THOUSANDS)
Assets:
  Investments................     $1,218,718         $       --        $     --       $     --      $     --    $1,218,718
  Student loans..............      1,278,427          1,053,788         222,262             --         2,377            --
  Cash.......................         50,922                 --          36,059             --           763        14,100
  Restricted cash............        295,182            127,272              --        141,663         2,096(3)     24,151
  Investment income due and
    accrued..................         60,879             35,840          11,314             --            77        13,648
  Other assets...............        381,756              5,181             116          1,428           177       374,854
                                  ----------         ----------        --------       --------      --------    ----------
      Total assets...........     $3,285,884         $1,222,081        $269,751       $143,091      $  5,490    $1,645,471
                                  ==========         ==========        ========       ========      ========    ==========
Liabilities:
  Policy liabilities.........     $  891,361         $       --        $     --       $     --      $     --    $  891,361
  Other liabilities..........        187,552              3,172             668             --           826       182,886
  Collections payable........        140,894                 --              --        140,894            --            --
  Notes payable..............         25,303                 --              --             --            --        25,303
  Student loan credit
    facilities...............      1,506,202          1,242,840         263,362             --            --            --
                                  ----------         ----------        --------       --------      --------    ----------
    Total liabilities........      2,751,312          1,246,012         264,030        140,894           826     1,099,550
                                  ----------         ----------        --------       --------      --------    ----------
      Stockholders' equity
         (deficit)...........        534,572            (23,931)(4)       5,721          2,197         4,664       545,921
                                  ----------         ----------        --------       --------      --------    ----------
         Total liabilities
           and stockholders'
           equity............     $3,285,884         $1,222,081        $269,751       $143,091      $  5,490    $1,645,471
                                  ==========         ==========        ========       ========      ========    ==========

---------------

(1) Obligations under AMS' master repurchase agreement and credit facility are partially (approximately $13.0 million at December 31, 2001) guaranteed by the Company. See discussion below.

(2) A trust created for the benefit of participants in AMS' tuition installment program held invested assets in the amount of approximately $141.7 million and $112.6 million at amortized cost (which approximated market) at December 31, 2001 and 2000, respectively, all of which assets are classified as restricted cash on the Company's consolidated balance sheet. See Note A to Notes to Consolidated Financial Statements.

(3) Represents cash and cash equivalents required to be held by CFLD to support certain loan servicing obligations under CFLD's SPE financing.

(4) Includes negative equity in the AMS SPE financings, which is attributable to permitted financing of student loans through AMS SPE financings in excess of par value.

     A more detailed summary of such student loan credit facilities is set forth below:

  ACADEMIC MANAGEMENT SERVICES CORP.

     In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially (approximately $13.0 million at December 31, 2001) guaranteed by the Company. The proceeds of the facility are used from time to time to initially fund AMS' student loan originations. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150.0 million of financing and may be increased subject to monthly confirmations. The credit facility bears interest at a variable annual rate of LIBOR plus 75 basis points (2.68% at December 31, 2001) and had an outstanding balance of $263.4 million and $113.4 million at December 31, 2001 and 2000, respectively. The credit facility had an initial term of one year, has been extended until March 2002 and is secured by student loans originated under the Federal Family Education Loan Program, which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility. At February 28, 2002, AMS had borrowings outstanding under the credit facility in the amount of $40.7 million.

     After initial funding, AMS typically refinances groups of loans on a more structured basis by transferring loans to Special Purpose Entities, which in turn issue debt securities secured by the student loans. During 1999, AMS established approximately $1.3 billion of such structured funding facilities in three separate transactions:

     - On June 11, 1999, AMS sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes issued by a Special Purpose Entity at an initial interest rate of 5.038%. The notes were sold in two tranches and mature in November 2022. The notes are insured by MBIA Insurance Corporation ("MBIA") and received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services. At December 31, 2001, the notes bore interest at rates of 2.42% for Class A-1 and 2.44% for Class A-2, and the outstanding balance of the notes at December 31, 2001 and 2000 was $254.6 million and $290.0 million, respectively.

     - Effective August 6, 1999, AMS completed a closing and funding of $515.0 million of its $650.0 million single seller asset-backed commercial paper conduit, pursuant to which commercial paper may be issued by a Special Purpose Entity from time to time with maturities from one to 270 days. Approximately $619.6 million of commercial paper bearing interest rate of 1.90% to 2.45% was issued and outstanding under the facility at December 31, 2001. Liquidity support is provided by a separate banking facility. Under the terms of the program, in the event the support facility is activated, borrowings under the bank facility would be repaid using collections of underlying student loans, would bear interest at LIBOR plus seventy-five (75) basis points and would mature in August 2034. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively, and is insured by MBIA.

     - On October 7, 1999, AMS completed a $344.0 million financing of three classes of notes issued by a Special Purpose Entity. The $229.0 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate to be reset quarterly. The Class A-1 notes with an outstanding balance of $153.7 million at December 31, 2001 have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate on these notes is reset quarterly. Legal final maturity of the A-2 and A-3 notes is July 2027. At December 31, 2001, the outstanding balance of the notes was $115.0 million, bearing interest rates of 2.55% and 2.42%, respectively. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA, respectively, and are insured by MBIA.

     In each case the obligations under such structured finance facilities constitute obligations solely of the Special Purpose Entity that issued the obligations and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes the AMS structured finance facilities have been classified as financings. Accordingly, in connection with the financings neither the Company nor AMS recorded gain on sale of the student loan assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the student loans ($975.3 million at December 31, 2001) and cash and cash equivalents held by the Special Purpose Entities ($113.4 million at December 31, 2001 classified as restricted cash) and the associated indebtedness ($1,142.8 million in the aggregate at December 31, 2001, which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transactions.

     In January 2002 the Company completed the sale of $335.0 million principal amount of auction rate notes issued by a Special Purpose Entity. The notes are secured by a pledge of federally guaranteed student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $269.1 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $50.0 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS. The notes represent obligations solely of the Special Purpose Entity and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes the structured finance facility has been classified as a financing. Accordingly, in connection with the financing neither AMS nor the Company recorded any gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company will continue to carry on its consolidated balance sheet the student loans and cash and cash equivalents held by the Special Purpose Entity and the associated indebtedness arising from the transaction.

  COLLEGE FUND LIFE INSURANCE DIVISION

     On April 27, 2001, the Company completed a $100.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Insurance Division ("CFLD") through its College First Alternative Loan Program. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes issued by a Special Purpose Entity. Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75% for each of the Series A-1 and Series A-2 notes. At December 31, 2001, the interest rates on the Series A-1 and Series A-2 notes were 2.3% and 2.12%, respectively. The notes are secured by a pledge of alternative student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company and established a loan acquisition fund in the amount of $19.1 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by the Company's College Fund Life Insurance Division.

     The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. However, for financial reporting and accounting purposes the CFLD structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded no gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the alternative student loans ($78.5 million principal amount at December 31, 2001) and cash and cash equivalents held by the Special Purpose Entity ($13.9 million at December 31, 2001 classified as restricted cash) and the associated indebtedness ($100.0 million at December 31, 2001, which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transaction.

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

     Set forth below is a summary of the Company's investments by category at December 31, 2001 and 2000:

                                             DECEMBER 31, 2001         DECEMBER 31, 2000
                                          -----------------------   -----------------------
                                                       % OF TOTAL                % OF TOTAL
                                           CARRYING     CARRYING     CARRYING     CARRYING
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Securities available for sale --
  Fixed maturities, at fair value (cost:
     2001 -- $924,709;
     2000 -- $827,905)..................  $  929,291      76.3      $  814,433      76.3
  Equity securities, at fair value
     (cost: 2001 -- $42,419;
     2000 -- $18,926)...................      84,445       6.9          16,916       1.6
Mortgage and collateral loans...........       5,404       0.4           5,368       0.5
Policy loans............................      20,127       1.7          20,171       1.9
Investment in Healthaxis, Inc. .........       8,278       0.7          18,442       1.7
Investment in other equity investees....          --                    43,196       4.0
Short-term investments..................     171,173      14.0         149,173      14.0
                                          ----------     -----      ----------     -----
          Total investments.............  $1,218,718     100.0      $1,067,699     100.0
                                          ==========     =====      ==========     =====

     The Company's investment at December 31, 2000 in AMLI Commercial Properties Trust ("ACPT") and AMLI Residential Properties Trust ("AMLI Residential") in the amount of $23.2 million and $20.1 million, respectively, is reflected under the caption "Investment in other equity investees". During 2001, ACPT sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized its proportionate share of the gain in the amount of $5.3 million. See Note D to Notes to Consolidated Financial Statements. Effective June 30, 2001, the Company changed its method of accounting for its investment in AMLI Residential and the investment is now reflected under the caption "Securities available for sale -- equity securities" at December 31, 2001. See Note D of Notes to Consolidated Financial Statements.

     Investment accounting policies. The Company has classified its entire fixed maturity portfolio as "available for sale." This classification requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes, reported in accumulated other comprehensive income as a separate component of stockholders' equity. As a result, fluctuations in fair value, which is effected by changes in interest rates, will result in increases or decreases to the Company's stockholders' equity.

     During 2001, the Company recorded an impairment charge for certain fixed and equity maturities in the amount of $3.0 million and $541,000, respectively.

     Fixed maturity securities. Fixed maturity securities accounted for 76.1% and 76.3% of the Company's total investments at December 31, 2001 and 2000, respectively. Fixed maturity securities at December 31, 2001 consisted of the following:

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                         % OF TOTAL
                                                              CARRYING    CARRYING
                                                               VALUE       VALUE
                                                              --------   ----------
                                                                 (IN THOUSANDS)
U.S. Treasury and U.S. Government agency obligations........  $ 47,666       5.1%
Corporate bonds.............................................   588,865      63.4
Mortgage-backed securities issued by U.S. Government
  agencies and authorities..................................   137,049      14.7
Other mortgage and asset backed securities..................   155,711      16.8
                                                              --------     -----
                                                              $929,291     100.0%
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

     As of December 31, 2001 and 2000, $883.3 million (or 95%) and $779.4 million (or 96%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $45.9 million (or 5%) and $35.0 million (or 4%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB). A quality distribution for fixed maturity securities at December 31, 2001 is set forth below:

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                         % OF TOTAL
                                                              CARRYING    CARRYING
RATING                                                         VALUE       VALUE
------                                                        --------   ----------
                                                                 (IN THOUSANDS)
U.S. Governments and AAA....................................  $298,510      32.1%
AA..........................................................    87,316       9.4
A...........................................................   266,719      28.7
BBB.........................................................   230,800      24.8
Less than BBB...............................................    45,946       5.0
                                                              --------     -----
                                                              $929,291     100.0%
                                                              ========     =====

     The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. As of December 31, 2001, and other than the Company's investment in AMLI Residential Properties Trust (which represented 1.6% of the Company's aggregate investment portfolio), the Company's investment in no single issuer represented more than one percent of the Company's aggregate investment portfolio.

     With respect to its short-term investments, the Company invests in an institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers. At December 31, 2001 and 2000, the Company had short-term investments in this diversified fund in the amount of approximately $154.6 million and $111.8 million, respectively.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and reserves, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a more detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-7.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  CLAIMS RESERVES

     The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These reserves are developed using actuarial principles and assumptions that consider a number of factors, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality.

     The Company estimates the relevant factors, based primarily on historical and current data, and uses this information to determine the assumptions underlying its reserve calculations. An extensive degree of judgment is used in this estimation process. For health care costs payable, the reserve balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the reserve calculations. With respect to health claims, the factors that have the greatest impact on the Company's financial results are the medical cost trend, which is the rate of increase in health care costs and the unpredictable variability in actual experience. Any adjustments to prior period reserves are included in the benefit expense of the period in which the need for the adjustment becomes known. Due to the considerable variability of health care costs and actual experience, adjustments to health reserves occur each quarter and are sometimes significant.

  ACCOUNTING FOR HEALTH POLICY ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). For financial reporting purposes, underwriting and policy issuance costs with respect to health policies issued through the Company's Self Employed Agency and Student Insurance Divisions are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. See Note A of Notes to Consolidated Financial Statements.

     With respect to health policies sold through the Company's Self Employed Agency Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue (such as occurred during 2001), the Self Employed Agency Division's overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     Historically, the Company generally has amortized the excess of cost over the underlying value of the net assets of companies acquired on a straight-line basis over twenty to twenty-five years. The Company continually reevaluated the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assessed the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination was made. At December 31, 2001 and 2000, the Company had goodwill in the amount of $104.7 million and $105.9 million, respectively, and accumulated amortization of $18.7 million and $14.4 million at December 31, 2001 and 2000, respectively, resulting in net goodwill of $86.0 million and $91.5 million at December 31, 2001 and 2000, respectively. Amortization expense recorded for continuing operations totaled $6.3 million, $6.2 million, and $6.3 million in 2001, 2000, and 1999, respectively.

  ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. See Note O of Notes to Consolidated Financial Statements.

  INVESTMENTS

     The Company has classified its investments as available for sale and, accordingly, investments have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

     Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

     The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company's results of operations could be significant.

  DEFERRED TAXES

     The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  LOSS CONTINGENCIES

     The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note N of Notes to Consolidated Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

INCOME TAXES

     The Company's effective tax rate from continuing operations was 27.0% for 2001 compared to 52.3% for 2000 and 34.6% for 1999. The 2001 effective tax rate varied from the federal tax rate of 35%, primarily due to the decrease in the valuation allowance related to the partial utilization by AMS of its operating loss carryover and a release of a reserve for taxes on undistributed earnings from its subsidiaries that were previously less than 80% owned and are now wholly owned. The 2000 effective tax rate varied from the federal tax rate of 35%, primarily due to the significant operating loss at AMS, from which the Company was not able to recognize a tax benefit. AMS entered the Company's consolidated group for tax purposes on August 3, 2001. Prior to that date AMS filed a separate tax return. As of December 31, 2001, the Company has recognized a net deferred tax asset of $14.9 million. Realization of the net deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized based on anticipated profits and available tax planning strategies. See Note K of Notes to Consolidated Financial Statements.

OTHER MATTERS

     The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies' specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2001, the risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

     Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters and Note L of Notes to the Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Early application is encouraged. The provisions of the Statement are to be applied prospectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $4.5 million ($0.09 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect, if any, of these tests will be on the results of operations and financial position of the Company.

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

     Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $207.8 million principal amount of PLUS loans outstanding at December 31, 2001. The fixed yield on PLUS loans was 8.99% for the twelve months ended June 30, 2001 and was reset to 6.79% for the twelve months beginning July 1, 2001. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2001, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

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

     The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $42.7 million based on a 100 basis point increase in interest rates as of December 31, 2001. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the Company's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

     For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     See the Company's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference. See Note M of Notes to Consolidated Financial Statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report on Financial Statements and
  Financial Statement Schedules.............................   F-2
Consolidated Balance Sheets -- December 31, 2001 and 2000...   F-3
Consolidated Statements of Operations -- Years ended
  December 31, 2001, 2000 and 1999..........................   F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2001, 2000 and 1999....................   F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-8

     Financial Statement Schedules

Schedule II  --   Condensed Financial Information of Registrant December 31,
                    2001, 2000 and 1999:
                    UICI (Parent Company).....................................   F-80
Schedule     --   Supplementary Insurance Information.........................   F-83
  III
Schedule IV  --   Reinsurance.................................................   F-85
Schedule V   --   Valuation and Qualifying Accounts...........................   F-86

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

     (a) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 55.

     (b) Reports on Form 8-K

     1. A current report on Form 8-K dated December 21, 2001 regarding a settlement of shareholder derivative litigation captioned Richard Schappel v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach.

     2. A current report on Form 8-K dated February 8, 2002 regarding a presentation by the Company's representatives at the Wall Street Analyst Forum's Institutional Investor Conference in New York City.

     3. A current report on Form 8-K dated March 4, 2002 regarding the acquisition by the Company of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UICI

                                          By      /s/ GREGORY T. MUTZ*
                                            ------------------------------------
                                                      Gregory T. Mutz,
                                            President, Chief Executive Officer,
                                                        and Director

Date: March 21, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ RONALD L. JENSEN*                  Chairman of the Board and Director   March 21, 2002
 ------------------------------------------------
                 Ronald L. Jensen


               /s/ GREGORY T. MUTZ*                      President, Chief Executive       March 21, 2002
 ------------------------------------------------                 Officer,
                 Gregory T. Mutz                                and Director


              /s/ MATTHEW R. CASSELL                         Vice President and           March 21, 2002
 ------------------------------------------------         Chief Financial Officer
                Matthew R. Cassell


                /s/ GLENN W. REED                    Executive Vice President, General    March 21, 2002
 ------------------------------------------------          Counsel, and Director
                  Glenn W. Reed


              /s/ STUART D. BILTON*                               Director                March 21, 2002
 ------------------------------------------------
                 Stuart D. Bilton


             /s/ GEORGE H. LANE, III*                             Director                March 21, 2002
 ------------------------------------------------
               George H. Lane, III


              /s/ WILLIAM J. GEDWED*                              Director                March 21, 2002
 ------------------------------------------------
                William J. Gedwed


            /s/ PATRICK J. MCLAUGHLIN*                            Director                March 21, 2002
 ------------------------------------------------
              Patrick J. McLaughlin


             /s/ RICHARD T. MOCKLER*                              Director                March 21, 2002
 ------------------------------------------------
                Richard T. Mockler

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


               /s/ MARK D. HAUPTMAN                       Vice President and Chief        March 21, 2002
 ------------------------------------------------            Accounting Officer
                 Mark D. Hauptman


 *By:               /s/ GLENN W. REED                        (Attorney-in-fact)           March 21, 2002
        -----------------------------------------
                      Glenn W. Reed
                    (Attorney-in-fact)

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(A)(1) AND (2), (C), AND (D)
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                         FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2001

                                      UICI

                                      AND

                                  SUBSIDIARIES
                                 DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

     We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 6, 2002, except for Note T,
as to which the date is February 28, 2002

                             UICI AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS

Investments
  Securities available for sale --
    Fixed maturities, at fair value (cost:
      2001 -- $924,709; 2000 -- $827,905)...................  $  929,291   $  814,433
    Equity securities, at fair value (cost:
      2001 -- $42,419; 2000 -- $18,926).....................      84,445       16,916
  Mortgage and collateral loans.............................       5,404        5,368
  Policy loans..............................................      20,127       20,171
  Investment in Healthaxis, Inc. ...........................       8,278       18,442
  Investment in other equity investees......................          --       43,196
  Short-term investments....................................     171,173      149,173
                                                              ----------   ----------
         Total Investments..................................   1,218,718    1,067,699
Cash and cash equivalents...................................      50,922       80,869
Student loans...............................................   1,278,427    1,156,072
Restricted cash.............................................     295,182      222,660
Reinsurance receivables.....................................      63,825       65,056
Due premiums and other receivables..........................      50,793       44,364
Investment income due and accrued...........................      60,879       62,014
Refundable income taxes.....................................       5,317       10,320
Deferred acquisition costs..................................      73,928       68,125
Goodwill....................................................      86,010       91,523
Deferred income tax.........................................      14,856       32,949
Property and equipment, net.................................      72,548       75,020
Other assets................................................      14,479       13,177
                                                              ----------   ----------
                                                              $3,285,884   $2,989,848
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities:
  Future policy and contract benefits.......................  $  423,297   $  423,046
  Claims....................................................     354,011      288,532
  Unearned premiums.........................................      95,399       95,127
  Other policy liabilities..................................      18,654       17,927
Accounts payable............................................      52,577       40,804
Other liabilities...........................................      99,102      110,511
Collections payable.........................................     140,894      111,787
Note payable to related party...............................          --       18,954
Debt........................................................      25,303       71,037
Student loan credit facilities..............................   1,506,202    1,334,847
Net liabilities of discontinued operations, including
  reserve for losses on disposal............................      35,873       30,171
                                                              ----------   ----------
                                                               2,751,312    2,542,743
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share -- authorized
    10,000,000 shares, no shares issued and outstanding in
    2001 and 2000...........................................          --           --
  Common Stock, par value $0.01 per share -- authorized
    100,000,000 shares in 2001 and 2000; 49,404,323 issued
    and 46,669,237 outstanding in 2001; 48,292,580 issued
    and 46,950,962 outstanding in 2000......................         494          483
  Additional paid-in capital................................     201,328      183,162
  Accumulated other comprehensive income (loss).............      30,294      (10,068)
  Retained earnings.........................................     317,169      274,277
  Treasury stock, at cost (978,006 shares in 2001 and 87,456
    shares in 2000).........................................     (14,713)        (749)
                                                              ----------   ----------
                                                                 534,572      447,105
                                                              ----------   ----------
                                                              $3,285,884   $2,989,848
                                                              ==========   ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000        1999
                                                              ----------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
REVENUE
  Premiums:
      Health (includes amounts received from related parties
       of $6,329, $3,835, and $-0- in 2001, 2000 and 1999,
       respectively)........................................  $  797,367   $  651,411   $ 649,541
      Life premiums and other considerations................      34,679       36,814      40,291
                                                              ----------   ----------   ---------
                                                                 832,046      688,225     689,832
  Investment income.........................................      83,829       89,775      82,869
  Other interest income (includes amounts received from
    related parties of $20, $911 and -0-in 2001, 2000 and
    1999, respectively).....................................      88,427      111,415      65,055
  Other fee income (includes amounts received from related
    parties of $7,753, $3,755, and $6,945 in 2001, 2000, and
    1999, respectively).....................................      94,022      103,718     113,309
  Other income..............................................       3,094        2,164       3,481
  Gain on sale of HealthAxis.com shares.....................          --       26,300          --
  Gains (losses) on sale of investments.....................       5,165       (1,942)       (367)
                                                              ----------   ----------   ---------
                                                               1,106,583    1,019,655     954,179
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses.................     530,969      439,704     470,273
  Underwriting, acquisition, and insurance expenses
    (includes amounts paid to related parties of $28,760,
    $31,249, and $15,266 in 2001, 2000, and 1999,
    respectively)...........................................     293,803      239,364     225,062
  Stock appreciation expense................................       7,293        5,300       5,000
  Other expenses, (includes amounts paid to related parties
    of $10,982, $7,967, and $2,002 in 2001, 2000, and 1999,
    respectively)...........................................     101,084      117,061     114,264
  Depreciation (includes expense on assets purchased from
    related parties of $510, $688, and $-0- in 2001, 2000,
    and 1999, respectively).................................      15,885       14,037      13,612
  Interest expense (includes amounts paid to related parties of $98, $4,559, and $-0- in 2001, 2000, and 1999,
    respectively)...........................................       5,018       13,639       7,430
  Interest expense -- student loan credit facility..........      69,448      101,596      57,462
  Equity in operating loss from Healthaxis, Inc.
    investment..............................................      10,597       15,623          --
  Goodwill amortization.....................................       6,263        6,193       6,279
                                                              ----------   ----------   ---------
                                                               1,040,360      952,517     899,382
                                                              ----------   ----------   ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      66,223       67,138      54,797
Federal income taxes........................................      17,865       35,120      18,983
                                                              ----------   ----------   ---------
INCOME FROM CONTINUING OPERATIONS...........................      48,358       32,018      35,814
DISCONTINUED OPERATIONS:
Loss from operations, (net of income tax benefit $2,937,
  $1,376, and $52,054 in 2001, 2000, and 1999,
  respectively).............................................      (5,466)      (2,885)    (97,196)
Estimated loss on disposal (net of income tax benefit of
  $-0-, $12,600, and $45,500 in 2001, 2000, and 1999,
  respectively).............................................          --      (23,400)    (84,500)
                                                              ----------   ----------   ---------
                                                                  (5,466)     (26,285)   (181,696)
                                                              ----------   ----------   ---------
NET INCOME (LOSS)...........................................  $   42,892   $    5,733   $(145,882)
                                                              ==========   ==========   =========
Earnings (loss) per share:
Basic earnings (loss)
      Income from continuing operations.....................  $     1.04   $     0.68   $    0.77
      Loss from discontinued operations.....................       (0.12)       (0.56)      (3.92)
                                                              ----------   ----------   ---------
      Net income (loss).....................................  $     0.92   $     0.12   $   (3.15)
                                                              ==========   ==========   =========
Diluted earnings (loss)
      Income from continuing operations.....................  $     1.01   $     0.67   $    0.75
      Loss from discontinued operations.....................       (0.11)       (0.55)      (3.80)
                                                              ----------   ----------   ---------
      Net income (loss).....................................  $     0.90   $     0.12   $   (3.05)
                                                              ==========   ==========   =========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ACCUMULATED
                                                               ADDITIONAL       OTHER
                                                      COMMON    PAID-IN     COMPREHENSIVE   RETAINED   TREASURY
                                                      STOCK     CAPITAL     INCOME (LOSS)   EARNINGS    STOCK      TOTAL
                                                      ------   ----------   -------------   --------   --------   --------
                                                                             (DOLLARS IN THOUSANDS)
Balance at January 1, 1999..........................   $464     $166,489       $13,412      $414,426   $     --   $594,791
Comprehensive income:
  Net loss..........................................                                        (145,882)             (145,882)
                                                                                                                  --------
  Other comprehensive loss, net of tax:
    Change in unrealized gains (losses) on
      securities....................................                           (67,411)                            (67,411)
    Deferred income tax benefit.....................                            22,744                              22,744
    Other...........................................                               823                                 823
                                                                                                                  --------
      Other comprehensive loss......................                                                               (43,844)
                                                                                                                  --------
Comprehensive loss..................................                                                              (189,726)
                                                                                                                  --------
Exercise of stock options and warrants..............      2        6,568                                             6,570
Purchase of treasury stock..........................                                                    (11,681)   (11,681)
Retirement of treasury stock........................              (6,952)                                 6,952         --
Capital contribution................................              10,129                                            10,129
Notes receivable from shareholders..................              (2,649)                                           (2,649)
                                                       ----     --------       -------      --------   --------   --------
Balance at December 31, 1999........................    466      173,585       (30,432)      268,544     (4,729)   407,434
Comprehensive income:
  Net income........................................                                           5,733                 5,733
                                                                                                                  --------
  Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on
      securities....................................                            31,302                              31,302
    Deferred income tax expense.....................                           (10,391)                            (10,391)
    Other...........................................                              (547)                               (547)
                                                                                                                  --------
      Other comprehensive income....................                                                                20,364
                                                                                                                  --------
Comprehensive income................................                                                                26,097
                                                                                                                  --------
Common stock issued.................................     17        9,047                                             9,064
Common shares unearned..............................              (6,271)                                           (6,271)
Retirement of treasury stock........................                                                        (66)       (66)
Sale of treasury stock..............................              (3,125)                                 4,046        921
Capital contribution................................               8,905                                             8,905
Payments on notes receivable from shareholders......               1,021                                             1,021
                                                       ----     --------       -------      --------   --------   --------
Balance at December 31, 2000........................    483      183,162       (10,068)      274,277       (749)   447,105
Comprehensive income:
  Net income........................................                                          42,892                42,892
  Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on
      securities....................................                            62,090                              62,090
    Deferred income tax expense.....................                           (21,608)                            (21,608)
    Other...........................................                              (120)                               (120)
                                                                                                                  --------
      Other comprehensive income....................                                                                40,362
                                                                                                                  --------
Comprehensive income................................                                                                83,254
                                                                                                                  --------
Common stock issued.................................     11       15,336                                  1,039     16,386
Exercise stock options..............................                  28                                                28
Purchase of treasury stock..........................                                                    (15,003)   (15,003)
Payments on notes receivable from shareholders......               2,802                                             2,802
                                                       ----     --------       -------      --------   --------   --------
Balance at December 31, 2001........................   $494     $201,328       $30,294      $317,169   $(14,713)  $534,572
                                                       ====     ========       =======      ========   ========   ========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001         2000          1999
                                                              ---------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  42,892   $     5,733   $  (145,882)
    Loss on Disposal of Discontinued Operation..............         --        36,000       130,000
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Amounts charged to loss on disposal of discontinued
      operations............................................     (7,675)     (131,898)           --
    Increase in policy liabilities..........................     83,364        32,466        10,525
    Decrease (increase) in accrued investment income........      1,135        (7,466)      (10,418)
    Increase (decrease) in other liabilities and accrued
      expenses..............................................      8,154       (49,546)       26,346
    Increase (decrease) in collections payable..............     29,107        (1,270)           --
    Stock appreciation expense..............................      7,351         5,308            --
    Deferred income tax (benefit) change....................     (3,513)       45,325       (75,269)
    Decrease in federal income taxes payable................         --            --       (36,111)
    Refundable income taxes.................................      5,003        11,095       (21,415)
    Decrease (increase) in reinsurance receivables and other
      receivables...........................................      2,675        (5,693)       18,269
    Acquisition costs deferred..............................    (43,198)      (21,654)      (19,146)
    Amortization of deferred acquisition costs..............     37,655        23,664        31,966
    Depreciation and amortization...........................     25,393        25,671        26,491
    Operating loss of Healthaxis, Inc. .....................     10,597        15,623            --
    (Gains) loss on sale of investments.....................    (10,805)      (25,889)          367
    Other items, net........................................      1,708        21,260         5,971
                                                              ---------   -----------   -----------
      Cash Provided by (Used in) Operating Activities.......    189,843       (21,271)      (58,306)
                                                              ---------   -----------   -----------
INVESTING ACTIVITIES
  Securities available-for-sale
    Purchases...............................................   (397,085)     (123,617)     (207,274)
    Sales...................................................    219,773       150,078       111,172
    Maturities, calls and redemptions.......................     81,559        49,917        49,256
  Credit card loans
    Fundings................................................         --      (221,530)     (411,537)
    Repayments..............................................         --       288,084       357,141
    Sales...................................................         --       124,122            --
  Student loans
    Purchases and originations..............................   (757,062)     (783,600)   (1,144,122)
    Maturities..............................................    187,772       165,894        75,861
    Sales...................................................    446,934       787,684       434,114
  Other investments
    Purchases...............................................     (2,807)       (2,173)       (4,992)
    Sales, repayments and maturities........................     24,169         8,859         3,222
    Decrease (increase) in restricted cash..................    (70,426)      267,060      (311,309)
  Short-term investments -- net.............................    (24,093)       21,709       (26,682)
  Purchase of subsidiaries and life and health business net
    of cash acquired of $-0-, $425, and $20, in 2001, 2000,
    and 1999, respectively..................................         --        (4,481)      (52,231)
  Proceeds from subsidiaries sold, net of cash disposed of
    $1 in 2001; $8,319 in 2000; and $-0- in 1999............        140        36,854            --
  Sale of two million shares of HealthAxis.com..............         --        30,000            --
  Additions to property and equipment.......................    (16,536)      (17,138)      (29,487)
  Decrease (increase) in agents' receivables................     (4,121)       (2,870)          995
                                                              ---------   -----------   -----------
      Cash Provided by (Used in) Investing Activities.......   (311,783)      774,852    (1,155,873)
                                                              ---------   -----------   -----------

                             UICI AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001         2000          1999
                                                              ---------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES
  Net cash provided by (used in) time deposits..............         --      (290,023)      191,110
  Proceeds from notes payable...............................         --       104,000       127,499
  Repayment of notes payable................................    (45,732)     (189,015)      (45,667)
  Issuance of note receivable to related party..............         --       (35,000)           --
  Proceeds from note receivable from related party..........         --        35,000            --
  Proceeds from payable to related party....................         --        76,000            --
  Repayment of payable to related party.....................    (18,954)      (57,046)         (497)
  Proceeds from student loan credit facilities..............    726,245       723,700     2,487,728
  Repayment of student loan credit facilities...............   (554,892)   (1,095,992)   (1,468,350)
  Deposits from investment products.........................     14,576        15,965        15,954
  Withdrawals from investment products......................    (30,888)      (45,809)      (38,776)
  Capital Contributions.....................................         --         8,905        10,129
  Net change in treasury shares.............................    (13,964)           --            --
  Other.....................................................     15,602         2,512        (7,760)
                                                              ---------   -----------   -----------
      Cash Provided by (Used in) Financing Activities.......     91,993      (746,803)    1,271,370
                                                              ---------   -----------   -----------
Net Increase (decrease) in Cash.............................    (29,947)        6,778        57,191
Cash and cash equivalents at Beginning of Period............     80,869        74,091        16,900
                                                              ---------   -----------   -----------
Cash and cash equivalents at End of Period..................  $  50,922   $    80,869   $    74,091
                                                              =========   ===========   ===========

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

     The Company issues health insurance policies, including catastrophic coverages, to niche markets, particularly to the self-employed and student markets. Through its Life Insurance Division, the Company offers life insurance and annuity products to individuals through its dedicated field force. Academic Management Services Corp. ("AMS") provides financial solutions for college students and the educational institutions they attend by offering an integrated package of student loans and student loan servicing. UICI holds a significant equity interest (approximately 47% of the issued and outstanding shares at February 12, 2002) in Healthaxis Inc., a publicly traded corporation (Nasdaq:
HAXS) that provides web-based connectivity and applications solutions for health benefit distribution and administration. Other Key Factors includes investment income not allocated to the other segments, corporate interest expenses, general expenses relating to corporate operations, variable stock compensation, amortization of goodwill, realized gains or losses on sale of investments and the AMLI operations.

  DISCONTINUED OPERATIONS

     On March 17, 2000, the Board of Directors of the Company determined, after a thorough assessment of the unit's prospects, that it would exit from its United CreditServ sub-prime credit card business. Accordingly, the United CreditServ unit has been separately reflected as a discontinued operation for financial reporting purposes for all periods presented. The Company completed the sale of substantially all of United CreditServ's non-cash assets during the year 2000. See Note B.

     The Company has also determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes for all periods presented. The Company's Special Risk Division has historically specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. The Special Risk Division reported net losses of $(9.2) million, $(2.9) million and $(2.6) million for the years ended December 31, 2001, 2000 and 1999, respectively, which losses were reflected in results from discontinued operations.

  USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Investments in other equity investees, including the Company's investment in Healthaxis, Inc., are principally stated at the Company's cost as adjusted for contributions or distributions and the Company's share of the equity investee's income or loss.

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

  CASH AND CASH EQUIVALENTS

     The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and invested temporarily in various instruments with maturities of three months or less at the time of purchase.

  STUDENT LOANS

     Student loans (consisting of student loans originated and student loans purchased), are carried at their unpaid principal balances plus capitalized loan origination costs and unamortized premiums on loans purchased in the secondary market.

     During 2000, capitalized loan origination costs consisted of the incremental direct costs associated with originating student loans, which were principally salaries and related expenses. During 2001, capitalized loan

                             UICI AND SUBSIDIARIES
origination costs consisted of the incremental direct costs associated with originating student loans, which were principally origination fees charged by the U.S. Department of Education. Capitalized loan origination costs and premiums on purchased loans are amortized over the life of the underlying loans or included in the calculation of gain or loss if loans are sold in the secondary market. The Company had deferred loan origination costs in the amount of $12.1 million and $17.2 million at December 31, 2001 and 2000.

  DEFERRED ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health and life insurance policies and annuities, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents).

     With respect to health policies issued through the Company's Self Employed Agency and Student Insurance Divisions, for financial reporting purposes underwriting and policy issuance costs are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned.

     Policy acquisition costs associated with traditional life business are capitalized and amortized over the estimated premium-paying period of the related policies, in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, is estimated using the same assumptions as are used for computing policy benefits. For universal life-type and annuity contracts, capitalized costs are amortized in proportion to the ratio of a contract's annual gross profits to total anticipated gross profits.

     The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Such costs are capitalized and amortized over the estimated premium-paying period. Anticipated investment income is considered in determining whether a premium deficiency exists. The amortization period is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

     The following is an analysis of deferred acquisition costs:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Costs of policies acquired:
  Beginning of year.....................................  $ 4,378   $16,786   $21,000
     Additions..........................................      900        --       213
     Amortization(a)....................................   (1,052)   (2,674)   (4,427)
     Sale of National Motor Club........................       --    (9,734)       --
                                                          -------   -------   -------
  End of year...........................................    4,226     4,378    16,786
Deferred costs of policies issued.......................   69,702    63,747    62,753
                                                          -------   -------   -------
       Total Deferred Acquisition Costs.................  $73,928   $68,125   $79,539
                                                          =======   =======   =======

---------------

(a) The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 8%.

                             UICI AND SUBSIDIARIES

     The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2001 is estimated to be as follows:

                                                              (IN THOUSANDS)
2002........................................................      $  965
2003........................................................         900
2004........................................................         741
2005........................................................         530
2006........................................................         402
2007 and thereafter.........................................         688
                                                                  ------
                                                                  $4,226
                                                                  ======

  RESTRICTED CASH

     At December 31, 2001 and 2000, the Company held restricted cash in the amount of $295.2 million and $222.7 million, respectively. Restricted cash consisted primarily of funds held by AMS for the benefit of participants in AMS' tuition budgeting program and funds securing AMS and College Fund Life Insurance Division student loan credit facilities held in bankruptcy-remote, special purpose entities in the amount of $113.4 million and $86.2 million as of December 31, 2001 and 2000, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. See Note J.

     A subsidiary of AMS has entered into a trust agreement (the "Trust") with a bank for the safekeeping of payments received from participants in AMS' tuition budgeting program. All funds are held in trust for the benefit of the participants. AMS is entitled to the interest earned on the funds held in the Trust as well as tuition budgeting program fees deposited into the Trust. The Trust held invested assets in the amount of approximately $141.7 million and $112.6 million at amortized cost (which approximated market) at December 31, 2001 and 2000, respectively. The funds are invested in U.S. Treasury securities, government agency securities, high-grade commercial paper, and money market funds of insured depository institutions at December 31, 2001 and 2000.

     At December 31, 2001 and 2000, the Company's 80%-owned subsidiary, Sun Tech Processing Systems, LLC ("STP"), held funds in the amount of $21.8 million and $20.8 million, respectively, in an account designated by a court registry, all of which funds are reflected as restricted cash at such dates. The interest of the 20% owner of STP in such cash held in the court registry is reflected in other liabilities on the Company's consolidated balance sheet. The respective interests of the Company and the 20% owner of STP in such funds, which represent the proceeds of the 1998 sale of assets and liquidation of STP, are the subject of pending litigation. See Notes M and N.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of restricted cash held by the Company at December 31, 2001 and 2000:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
UICI:
  STP Court registry........................................  $ 21,835   $ 20,839
  Other.....................................................        --        601
AMS:
  Student loan credit facilities............................   113,421     86,156
  Tuition installment plan trust............................   141,663    112,638
  Other.....................................................     2,316      2,426
CFLD:
  Student loan credit facilities............................    13,851         --
  Other.....................................................     2,096         --
                                                              --------   --------
     Total restricted cash..................................  $295,182   $222,660
                                                              ========   ========

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company establishes allowance for potential losses that could result from defaults or write-downs on various assets. The reserves are maintained at a level that the Company believes is adequate to absorb estimated losses.

     The Company's allowance for losses is as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
                                                               (IN THOUSANDS)
Agents' receivables.........................................  $1,954   $ 1,383
Mortgage loans..............................................   1,201     1,701
Student loans...............................................   3,585     7,473
Real estate.................................................   1,083     1,083
                                                              ------   -------
                                                              $7,823   $11,640
                                                              ======   =======

  PROPERTY AND EQUIPMENT

     Property and equipment includes buildings and leasehold improvements, land, and furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated

                             UICI AND SUBSIDIARIES
methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings.)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $  2,884   $  2,884
Buildings and leasehold improvements........................    32,844     32,599
Furniture, software and equipment...........................    93,269     84,465
                                                              --------   --------
                                                               128,997    119,948
Less accumulated depreciation...............................    56,449     44,928
                                                              --------   --------
Property and equipment (net)................................  $ 72,548   $ 75,020
                                                              ========   ========

  GOODWILL

     Historically, the Company generally has amortized the excess of cost over the underlying value of the net assets of companies acquired on a straight-line basis over twenty to twenty-five years. The Company continually reevaluated the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assessed the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination was made. At December 31, 2001 and 2000, the Company had goodwill in the amount of $104.7 million and $105.9 million, respectively, and accumulated amortization of $18.7 million and $14.3 million at December 31, 2001 and 2000, respectively, resulting in net goodwill of $86.0 million and $91.5 million at December 31, 2001 and 2000, respectively. Amortization expense recorded for continuing operations totaled $6.3 million, $6.2 million, and $6.3 million in 2001, 2000, and 1999, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company will apply Statement 142 beginning in the first quarter 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $4.5 million ($0.09 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect, if any, of these tests will be on the results of operations and financial position of the Company.

  FUTURE POLICY AND CONTRACT BENEFITS AND CLAIMS

     Traditional life insurance future policy benefit liabilities are computed on a net level premium method using assumptions with respect to current investment yield, mortality, withdrawal rates, and other assumptions determined to be appropriate as of the date the business was issued or purchased by the Company. Future contract benefits related to universal life-type and annuity contracts are generally based on policy account values. Claims liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet

                             UICI AND SUBSIDIARIES
reported. The liabilities are subject to the impact of actual payments and future changes in claim factors; as adjustments become necessary they are reflected in current operations.

  RECOGNITION OF PREMIUM REVENUES AND COSTS

     Premiums on traditional life insurance are recognized as revenue when due. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs. Revenues for universal life-type and annuity contracts consist of charges for the cost of insurance, policy administration and surrender charges assessed during the year. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances, and interest credited to contract balances.

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

  Other fee income

     Other fee income consists primarily of AMS tuition installment program fees, third party administration fees and agency fees. These fees are recognized as income as services are provided.

  Other income

     Other income consists primarily of commission and fee income from AMLI Realty Co. subsidiary. Income is recognized as services are provided.

  REINSURANCE

     Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

  ADVERTISING EXPENSE

          The cost of advertising is expensed as incurred. The Company incurred $4.5 million, $2.2 million and $3.9 million in advertising costs in 2001, 2000 and 1999, respectively.

  FEDERAL INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded

                             UICI AND SUBSIDIARIES
amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, in the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  COMPREHENSIVE INCOME

     Included in comprehensive income is the reclassification adjustments for realized gains (losses) included in net income of $(213,000), $(2.6) million, and $35,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

  GUARANTY FUNDS AND SIMILAR ASSESSMENTS

     The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2001 and 2000, the Company had accrued $3.8 million and $1.9 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the recorded premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred expenses for guaranty fund assessments in the amount of $2.4 million, $1.3 million, and $587,000 in 2001, 2000, and 1999, respectively. In the fourth quarter of 2001, the Company recorded a charge of $1.3 million, which represented the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administrator.

  NEW PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Statement 144 is effective for the Company's fiscal year beginning January 1, 2002.

     In June 2001, the FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $4.5 million ($0.09 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required

                             UICI AND SUBSIDIARIES
impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  Reclassification

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation associated with discontinued operation treatment of the Special Risk Division.

NOTE B -- DISCONTINUED OPERATIONS

  UNITED CREDITSERV

     Through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), prior to 2000 the Company marketed credit support services to individuals with no, or troubled credit experience and assisted such individuals in obtaining a nationally recognized credit card. The activities of United CreditServ were conducted primarily through its wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

     In March 2000, the Board of Directors of UICI, after a thorough assessment of the unit's prospects, determined that UICI would exit from its United CreditServ sub-prime credit card business and, as a result, the United CreditServ unit is reflected as a discontinued operation for financial reporting purposes for all periods presented effective December 31, 1999. At December 31, 1999, the Company established a liability for loss on the disposal of the discontinued operation in the amount of $130.0 million (pre-tax), which liability was included in net liabilities of discontinued operations. The liability for loss on disposal established by the Company at December 31, 1999 represented the Company's then-current estimate of all additional losses (including asset write-downs, the estimated loss on the sale of the business and/or the assets and continuing operating losses through the date of sale) that it then believed it would incur as part of any sale of the United CreditServ unit.

     Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million ($23.4 million net of tax). Accordingly, for the full year 2000, the Company reported a pre-tax loss from discontinued operations in the amount of $36.0 million ($23.4 million net of tax). During the year ended December 31, 2000, the discontinued operation incurred a loss from operations in the amount of approximately $131.9 million, which loss was charged to the liability for loss on disposal.

     On September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price at closing of approximately $124.0 million. The Company retained United CreditServ's Texas collections facility, and UICI continues to hold United CreditServ's building and real estate in Sioux Falls, South Dakota. The Company has leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. UICI also retained the right to collect approximately $250.0 million face amount of previously written off credit card receivables. In

                             UICI AND SUBSIDIARIES
connection with the sale, UICI or certain of its subsidiaries retained substantially all liabilities and contingencies associated with its credit card business, including liability for payment of all certificates of deposit issued by UCNB, loans payable and liabilities associated with pending litigation and other claims.

     The 1999 and 2000 operating losses at United CreditServ had a material adverse effect upon the liquidity and cash flows of the Company. Since the Company first announced losses at its United CreditServ unit in December 1999, UICI through United CreditServ contributed to UCNB as capital an aggregate of $176.6 million in cash. UICI at the holding company level funded these cash contributions and other cash needs with the proceeds of sale of investment securities; a borrowing from a third party in the amount of $24.0 million funded in July 2000; approved sales of assets from the holding company to the Company's regulated insurance company subsidiaries completed in June and July 2000 generating cash proceeds in the aggregate amount of approximately $26.2 million; dividends in the amount of $19.0 million paid during the six months ended June 30, 2000 from CLICO (one of its regulated insurance company subsidiaries); the sale to MEGA of CLICO for $19.0 million in July 2000; cash proceeds in the amount of $21.8 million from the disposition of its National Motor Club unit completed in July 2000; and cash on hand.

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

     On January 29, 2001, UCNB completed its voluntary liquidation in accordance with the terms of a plan of voluntary liquidation approved by the OCC by surrendering to the OCC its national bank charter and distributing to a wholly-owned subsidiary of UICI the residual assets of UCNB, including available cash and cash equivalents in the amount of approximately $26.0 million. As part of the plan of liquidation, and in accordance with the terms of the June 2000 Consent Order issued by the OCC against UICI, UICI expressly assumed all liabilities of UCNB, including contingent liabilities associated with pending and future litigation. In addition, on January 29, 2001, the OCC vacated the Consent Orders issued against UCNB in February 2000 and June 2000 and the June 2000 Consent Order issued against UICI's United CreditServ subsidiary. The OCC substantially modified the June 2000 Consent Order issued with respect to UICI to eliminate all restrictive provisions except a reconfirmation of UICI's obligation to assume all liabilities of UCNB. Finally, the OCC formally acknowledged the termination by UICI of the liquidity and capital assurances agreement, which formerly provided that, upon demand by UCNB, UICI would assure the liquidity and capital adequacy of UCNB. See Note N.

     In addition to the cash sales price received at the September 2000 closing of the sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit, the sale transaction contemplated an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. The Company's results from discontinued operations in 2001 and the fourth quarter of 2001 included net income after tax in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment, representing the final settlement of the deferred contingent portion of the purchase price.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of the operating results of the United CreditServ business for each of the years ended December 31, 2001, 2000 and 1999, respectively.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       2001       2000        1999
                                                      -------   ---------   ---------
                                                              (IN THOUSANDS)
Revenue:
  Net interest income...............................  $    27   $  15,922   $  20,129
  Credit card fees and other income.................    9,093     109,445     207,246
                                                      -------   ---------   ---------
       Total revenues...............................    9,120     125,367     227,375
Expenses:
  Provision for loan losses.........................       --     177,365     211,747
  UMMG purchase.....................................       --          --      35,944
  Operating expenses................................    7,921      74,619     118,661
  Depreciation and amortization.....................    3,173       5,281       6,328
                                                      -------   ---------   ---------
       Total expenses...............................   11,094     257,265     372,680
Loss from operations before amounts charged to loss
  on disposal.......................................   (1,974)   (131,898)   (145,305)
Amounts charged to loss on disposal.................    7,675     131,898          --
                                                      -------   ---------   ---------
     Income (loss) from operations..................    5,701          --    (145,305)
Federal income taxes (benefit)......................    1,995          --     (50,673)
                                                      -------   ---------   ---------
     Income (loss) from operations..................    3,706          --     (94,632)
Estimated loss on disposal, net of income tax
  benefit...........................................       --     (23,400)    (84,500)
                                                      -------   ---------   ---------
       Income (loss) from United CreditServ
          discontinued operations...................  $ 3,706   $ (23,400)  $(179,132)
                                                      =======   =========   =========

     At December 31, 2000, the remaining assets of United CreditServ operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.7 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet.

  SPECIAL RISK DIVISION

     The Company has determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division has historically specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. The Special Risk Division reported net losses of $(9.2) million, $(2.9) million and $(2.6) million for the years ended December 31, 2001, 2000 and 1999, respectively, which losses were reflected in results from discontinued operations.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2001, 2000 and 1999, respectively:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Revenue:
  Premiums.............................................  $ 20,661   $20,726   $46,755
  Investment income....................................     1,873     2,676     2,628
  Other income.........................................     4,036     6,768     9,621
  Gain (loss) on sale of investments...................       (61)    1,531        --
                                                         --------   -------   -------
     Total revenues....................................    26,509    31,701    59,004
Expenses:
  Benefits, claims and settlement expenses.............    31,056    24,753    44,301
  Underwriting, acquisition and insurance expenses.....     8,615    10,724    18,294
  Other expenses.......................................       870       325        82
  Depreciation and amortization........................        72       160       272
                                                         --------   -------   -------
     Total expenses....................................    40,613    35,962    62,949
                                                         --------   -------   -------
  Loss from operations.................................   (14,104)   (4,261)   (3,945)
  Federal income taxes benefit.........................    (4,932)   (1,376)   (1,381)
                                                         --------   -------   -------
     Loss from Special Risk discontinued operations....  $ (9,172)  $(2,885)  $(2,564)
                                                         ========   =======   =======

     Set forth below is a summary of the financial condition of the Special Risk Division as of December 31, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets:
  Cash and short-term investments...........................   $    977     $  2,541
  Reinsurance, due premiums and other receivables...........     52,843       50,892
  Other Assets..............................................        714        1,095
                                                               --------     --------
     Total assets...........................................     54,534       54,528
                                                               ========     ========
Liabilities:
  Policy liabilities........................................     79,384       79,062
  Other liabilities.........................................     11,023        5,638
                                                               --------     --------
     Total liabilities......................................     90,407       84,700
                                                               --------     --------
Net liabilities from Special Risk discontinued operations...   $(35,873)    $(30,172)
                                                               ========     ========

NOTE C -- ACQUISITIONS AND DISPOSITIONS

     On August 3, 2001, the Company completed the acquisition from AMS' former chief executive officer of the remaining 25% common stock interest in AMS it did not already own for a purchase price of $750,000. For additional consideration, the former chief executive officer and certain former employees of AMS agreed, for a three-year period ending in August 2004, not to engage in any business competitive with AMS' tuition

                             UICI AND SUBSIDIARIES
installment or student loan servicing businesses. These former executives and their affiliates further agreed to pay to AMS fees in prescribed amounts in connection with the origination and consolidation of certain student loans over a three-year period ending in August 2004.

     Effective May 31, 2001, WinterBrook Holdings, Inc. (a wholly-owned subsidiary of the Company) sold its 44% minority interest in Cassidy Employee Benefit Services, LLC ("Cassidy") to Cassidy for $140,000 in cash. The remaining equity holders of Cassidy constituted members of Cassidy management.

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

     Effective July 31, 2000, a wholly-owned subsidiary of the Company sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it has agreed to lend to the purchaser up to $1.0 million on a revolving basis. As of December 31 2000, the Company had advanced to the purchaser $1.0 million under the credit agreement.

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

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to $4.0 million (representing the recorded net book value of the assets

                             UICI AND SUBSIDIARIES
purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999. The Company recorded $1.9 million in goodwill in connection with this acquisition and is amortizing the goodwill on a straight line basis over 15 years.

     The assets of HMA comprised a part of the assets of UICI Administrators, Inc., which was sold by the Company in January 2002. See Note T.

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

     Effective September 30, 1999, the Company acquired from a partnership (the partners of which consisted primarily of certain of the Company's agents) the remaining 21% interest in National Managers Life Insurance Company, Ltd. ("National Managers") for cash in the amount of $794,000 increasing the Company's ownership in National Managers to 100%. The purchase price was based on a predetermined formula that approximated GAAP book value.

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

NOTE D -- INVESTMENTS

     A summary of net investment income is set forth below:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Fixed maturities........................................  $60,356   $60,385   $60,883
Equity securities.......................................    4,676     1,228     1,386
Mortgage and collateral loans...........................      503       627       816
Policy loans............................................    1,336     1,333     1,353
Short-term investments..................................   12,826    16,083    10,395
Investment in equity investees..........................      740     9,158     5,801
Other investments.......................................    7,077     4,897     5,931
                                                          -------   -------   -------
                                                           87,514    93,711    86,565
Less investment expenses................................    3,685     3,936     3,696
                                                          -------   -------   -------
                                                          $83,829   $89,775   $82,869
                                                          =======   =======   =======

                             UICI AND SUBSIDIARIES

     Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

                                                                                       GAINS
                                              FIXED        EQUITY        OTHER      (LOSSES) ON
                                            MATURITIES   SECURITIES   INVESTMENTS   INVESTMENTS
                                            ----------   ----------   -----------   -----------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31:
2001
  Realized................................   $   (734)    $  (420)      $6,319       $  5,165
  Change in unrealized....................     18,054      44,036           --         62,090
                                             --------     -------       ------       --------
     Combined.............................   $ 17,320     $43,616       $6,319       $ 67,255
                                             ========     =======       ======       ========
2000
  Realized................................   $ (3,545)    $26,440       $1,463       $ 24,358
  Change in unrealized....................     29,854         863          585         31,302
                                             --------     -------       ------       --------
     Combined.............................   $ 26,309     $27,303       $2,048       $ 55,660
                                             ========     =======       ======       ========
1999
  Realized................................   $   (802)    $   885       $ (450)      $   (367)
  Change in unrealized....................    (64,142)     (3,116)        (153)       (67,411)
                                             --------     -------       ------       --------
     Combined.............................   $(64,944)    $(2,231)      $ (603)      $(67,778)
                                             ========     =======       ======       ========

     Gross unrealized investment gains pertaining to equity securities were $42.6 million, $639,000 and $500,000 at December 31, 2001, 2000 and 1999,
respectively. Gross unrealized investment losses pertaining to equity securities were $599,000, $2.6 million and $3.4 million at December 31, 2001, 2000 and 1999, respectively.

     The increase in gross unrealized investment gains to $42.6 million in 2001 from $639,000 in 2000 is principally due to the Company changing its method for accounting for its investment in AMLI Residential, effective June 30, 2001, from the equity method to the investment method. See further discussion on AMLI Residential later in this footnote under equity securities.

     The amortized cost and fair value of investments in fixed maturities are as follows:

                                                            DECEMBER 31, 2001
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  obligations..............................  $ 46,341     $ 1,423      $    (98)    $ 47,666
Mortgage-backed securities issued by U.S.
  Government agencies and authorities......   135,706       1,772          (429)     137,049
Other mortgage and asset backed
  securities...............................   154,362       3,164        (1,815)     155,711
Other corporate bonds......................   588,300      12,854       (12,289)     588,865
                                             --------     -------      --------     --------
          Total fixed maturities...........  $924,709     $19,213      $(14,631)    $929,291
                                             ========     =======      ========     ========

                             UICI AND SUBSIDIARIES

                                                            DECEMBER 31, 2000
                                             ------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  obligations..............................  $ 62,620     $ 1,367      $   (215)    $ 63,772
Mortgage-backed securities issued by U.S.
  Government agencies and authorities......    70,132       1,189          (346)      70,975
Other mortgage and asset backed
  securities...............................   148,131       2,143        (2,678)     147,596
Other corporate bonds......................   547,022       4,448       (19,380)     532,090
                                             --------     -------      --------     --------
          Total fixed maturities...........  $827,905     $ 9,147      $(22,619)    $814,433
                                             ========     =======      ========     ========

     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

     The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED COST   FAIR VALUE
                                                              --------------   ----------
                                                                    (IN THOUSANDS)
MATURITY
One year or less............................................     $ 23,122       $ 23,534
Over 1 year through 5 years.................................      241,862        245,757
Over 5 years through 10 years...............................      234,096        232,700
Over 10 years...............................................      135,561        134,540
                                                                 --------       --------
                                                                  634,641        636,531
Mortgage and asset backed securities........................      290,068        292,760
                                                                 --------       --------
          Total fixed maturities............................     $924,709       $929,291
                                                                 ========       ========

     Proceeds from the sale and call of investments in fixed maturities were $224.6 million, $148.0 million and $98.9 million for 2001, 2000 and 1999, respectively. Gross gains of $5.0 million, $1.3 million and $2.1 million, and gross losses of $2.8 million, $5.0 million and $2.9 million were realized on the sale and call of fixed maturity investments during 2001, 2000 and 1999, respectively. Proceeds from the sale of equity investments were $15.8 million, $12.6 million and $12.2 million for 2001, 2000 and 1999, respectively. Gross gains of $1.3 million, $1.1 million and $1.8 million and gross losses of $1.2 million, $867,000 and $935,000 were realized on sales of equity investments during 2001, 2000 and 1999, respectively. Included in 2001 realized losses were impairment charges in the amount of $3.0 million and $541,000 for fixed maturity investments and equity investments, respectively.

                             UICI AND SUBSIDIARIES

     Following is a summary of the Company's equity securities:

                                                 DECEMBER 31, 2001   DECEMBER 31, 2000
                                                 -----------------   -----------------
                                                            FAIR                FAIR
                                                  COST      VALUE     COST      VALUE
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Common Stocks..................................  $25,716   $67,207   $   351   $   412
Non-redeemable preferred stocks................   16,703    17,238    18,575    16,504
                                                 -------   -------   -------   -------
                                                 $42,419   $84,445   $18,926   $16,916
                                                 =======   =======   =======   =======

     The Company's investment at December 31, 2000 in AMLI Commercial Properties Trust ("ACPT") and AMLI Residential Properties Trust ("AMLI Residential") in the amount of $23.2 million and $20.1 million, respectively, is reflected under the caption "Investment in other equity investees." In 2001, the Company's investment in AMLI Residential in the amount of $62.8 million is included in equity securities.

     The Company changed its method for accounting for its investment in AMLI Residential effective June 30, 2001, from the equity method to the investment method due to its decreased ownership interest to 10.3%. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the year ended December 31, 2001. As a result of the accounting change, the Company marks-to-market its investment in AMLI Residential and accordingly, changes in the Company's carrying value of its investment in AMLI Residential are recorded as unrealized gains (or losses) with corresponding changes to the Company's stockholders' equity (net of tax). At December 31,2001 and 2000, the Company's carrying value of its investment in AMLI Residential was $64.3 million and $23.1 million, respectively.

     During 2001, ACPT sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized its proportionate share of the gain in the amount of $5.3 million.

     The fair value, which represents carrying amounts, of equity securities are based on quoted market prices. For equity securities not actively traded, market values are estimated using values obtained from quotation services.

     The carrying amounts of the Company's investments in mortgage, collateral and policy loans approximate fair value which is estimated using a discounted cash flow analysis, at a rate currently being offered for similar loans to borrowers with similar credit ratings.

     The carrying values for mortgage and collateral loans are net of allowance of $1.2 million and $1.7 million for 2001 and 2000, respectively.

     The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2001, the Company had a carrying amount of $292.8 million of mortgage and asset backed securities, of which $137.0 million were government backed, $97.5 million were rated AAA, $25.5 million were rated AA, $23.4 million were rated A, $4.6 million were rated BBB, and $4.8 million were rated below investment grade by external rating agencies. At December 31, 2000, the Company had a carrying amount of $218.6 million of mortgage and asset backed securities, of which $71.0 million were government backed, $75.1 million were rated AAA, $42.0 million were rated AA, $23.4 million were rated A, and $7.1 million were rated BBB by external rating agencies.

     The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. As of December 31, 2001, and other than the Company's investment in AMLI

                             UICI AND SUBSIDIARIES

Residential Properties Trust (which represented 1.6% of the Company's aggregate investment portfolio), the Company's investment in no single issuer represented more than one percent of the Company's aggregate investment portfolio.

     With respect to its short-term investments, the Company invests in an institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers. At December 31, 2001 and 2000, the Company had short-term investments in this diversified fund in the amount of approximately $154.6 million and $111.8 million, respectively.

     Under the terms of various reinsurance agreements (see Note H), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $84.5 million and $157.7 million as of December 31, 2001 and 2000, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $17.7 million and $17.4 million on deposit with insurance departments in various states at December 31, 2001 and 2000, respectively.

NOTE E -- INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2001, UICI held beneficially 24,674,838 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") (including 354,844 shares acquired on May 23, 2001 from a former employee of HAI for a purchase price of $400,000), representing approximately 47% of the issued and outstanding shares of HAI. Of such 24,674,838 shares held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. In addition, the Company holds (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) $1.7 million aggregate principal amount of HAI 2% convertible debentures, which are convertible into an aggregate of 185,185 shares of HAI common stock.

     Effective November 7, 2001, (a) Gregory T. Mutz and Patrick J. McLaughlin (the President and a director of UICI, respectively) resigned from the Board of Directors of HAI; (b) the Voting Trust Agreement was terminated; and (c) for the sole purpose of electing directors to the board of directors of HAI, UICI appointed as its proxies the board of directors of HAI, with power to vote
33 1/3% of the number of HAI shares held of record from time to time by UICI, with such proxies to vote such in favor of the nominees that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies will terminate at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a "group" beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

     HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

     The Company's interest in HAI was derived from the January 7, 2000 merger (the "Insurdata Merger") of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the

                             UICI AND SUBSIDIARIES
sole operating subsidiary of HAI. HealthAxis.com formerly was a web-based retailer of health insurance products and related consumer services. During 1999 and in advance of the Insurdata Merger, Insurdata transferred to UICI the net assets of Insurdata Administrators (a division of Insurdata engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation) and its member interest in Insurdata Marketing Services, LLC (a subsidiary of Insurdata engaged in the business of marketing third party benefits administration services) for cash in the amount of $858,000, representing the aggregate book value of the net assets and member interest so transferred. The Company recognized no gain on the non-monetary exchange of stock in the Insurdata Merger due to uncertainty of realization of the gain.

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

     The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded in connection with the Insurdata Merger). The Company's carrying value of its investment in HAI was $8.3 million and $18.4 million at December 31, 2001 and 2000, respectively.

     Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI provides information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. The Services Agreement has an initial five-year term ending on January 3, 2005, which is subject to extension by the Company. The Services Agreement is terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party. The Services Agreement does not constitute a requirements contract, does not prevent UICI from obtaining from other third parties (or providing to itself) any or all of the services currently provided by HAI, and does not limit UICI's right or ability to decrease the demand for services from HAI.

     Pursuant to the terms of the Services Agreement, UICI paid to HAI $20.4 million, $21.0 million and $23.3 million in 2001, 2000 and 1999, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $10.1 million, $6.4 million and $3.7 million in 2001, 2000 and 1999, respectively. The aggregate amounts paid by UICI to HAI in 2001, 2000 and 1999, respectively, represented 70%, 63% and 58% of HAI's total revenues of $43.8 million, $43.7 million and $46.2 million in such years, respectively. Of total fees paid by the Company to HAI in 2001 and 2000, approximately $5.4 million (or 18%) and $4.9 million (or 16%), respectively, were attributable to services provided to the Company's UICI Administrators unit, which was sold by the Company in January 2002. With a strategic goal of gaining greater control over its information technology resources and development efforts and managing its own information

                             UICI AND SUBSIDIARIES
technology staff, the Company continues to seek to reduce its dependence upon HAI for information systems and software development services under the Services Agreement by hiring more of its technology work force directly and by outsourcing and contracting with technology service and software providers other than HAI. Accordingly, the Company believes that overall expenditures to HAI for services in 2002 will be less than such expenditures in 2001 and will likely decline each year thereafter. The Company does not currently intend to renew the Services Agreement when it expires on January 3, 2005.

     Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the year ended December 31, 2001 and 2000. This financial information has been adjusted to exclude the effects of push-down accounting for the Insurdata Merger.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Assets

  Cash and cash equivalents.................................  $13,149   $16,840
  Other current assets......................................    6,950    10,597
  Property and equipment....................................    3,451    10,616
  Other assets..............................................    6,331     9,361
                                                              -------   -------
          Total assets......................................  $29,881   $47,414
                                                              =======   =======
Liabilities

  Accounts payable and accrued expenses.....................  $ 5,182   $ 5,780
  Debt......................................................   27,147     2,804
  Other liabilities.........................................    2,869        13
                                                              -------   -------
  Total liabilities.........................................   35,198     8,597
  Stockholders' equity (deficit)............................   (5,317)   38,817
                                                              -------   -------
Total liabilities and equity................................  $29,881   $47,414
                                                              =======   =======

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Revenue.....................................................   $ 43,790     $ 43,671
Operating expenses..........................................     66,034       82,272
                                                               --------     --------
          Net loss..........................................   $(22,244)    $(38,601)
                                                               ========     ========

NOTE F -- STUDENT LOANS

     Primarily through its AMS subsidiary and its College Fund Life Insurance Division, the Company holds federally guaranteed and alternative
(i.e.non-federally guaranteed) student loans extended to students at selected colleges and universities.

                             UICI AND SUBSIDIARIES

     Following is a summary of the student loans held by the Company at the dates indicated:

                                          DECEMBER 31, 2001         DECEMBER 31, 2000
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
FFELP loans..........................  $1,028,264   $1,068,166   $1,004,319   $1,044,492
Alternative loans -- guaranteed......     196,185      196,185      109,700      109,700
Alternative
  loans -- non-guaranteed............      45,491       45,491       32,345       32,345
Deferred loan origination costs......      12,072           --       17,181           --
Allowance for losses.................      (3,585)          --       (7,473)          --
                                       ----------   ----------   ----------   ----------
Total student loans..................  $1,278,427   $1,309,842   $1,156,072   $1,186,537
                                       ==========   ==========   ==========   ==========

     Of the aggregate $1,278.4 million and $1,156.1 million carrying amount of student loans held by the Company at December 31, 2001 and 2000, respectively, $1,276.1 million and $1,125.5 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note J.

     The fair value of student loans is estimated based on values of recent sales of student loans by the Company.

     FFELP loans are guaranteed as to 98% of principal and accrued interest by the federal government or other private insurers. Certain alternative loans are guaranteed (in an amount ranging from 95% to 100%) as to principal and accrued interest by private insurers. The Company has established a reserve for potential losses on the portion of principal and accrued interest not guaranteed by the federal government or other private insurers and for potential losses on uninsured student loans. The reserve is maintained at a level that the Company believes is adequate to absorb estimated credit losses.

     The Company's provision for losses on student loans is summarized as follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Balance at beginning of year..............................  $ 7,473   $2,252   $  935
Change in provision for losses............................   (3,888)   5,221    1,317
                                                            -------   ------   ------
Balance at end of year....................................  $ 3,585   $7,473   $2,252
                                                            =======   ======   ======

     The Company recognized interest income from the student loans of $94.4 million, $115.3 million and $66.4 million in 2001, 2000 and 1999, respectively.

     During 2000, the Company acquired loans with principal and accrued interest balances of $2.5 million. The Company purchased the loans at a discount of $75,000 in accordance with the terms of purchase agreements. The discount is being amortized over the life of the loans or included in the calculation of gain or loss if loans are sold in the secondary market.

     Included in other fees for the year ended December 31, 2001 and 2000 was approximately $11.3 million and $7.8 million, respectively, in gain from the sale of loans. The sold loans had a carrying value of $474.0 million and $765.0 million principal amount at the respective dates of sale in 2001 and 2000, respectively. While AMS sold a lesser principal amount of loans in 2001 than in 2000, the higher net gain in 2001 resulted from lower deferred loan origination costs associated with sold loans in 2001 compared to 2000.

                             UICI AND SUBSIDIARIES

NOTE G -- POLICY LIABILITIES

     Liability for future policy and contract benefits consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Accident & Health...........................................  $ 49,302   $ 35,289
Life........................................................   224,820    229,467
Annuity.....................................................   149,175    158,290
                                                              --------   --------
                                                              $423,297   $423,046
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

     Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.0%, 5.3% and 5.4% during 2001, 2000 and 1999, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.0% to 5.5% during 2001, 3.0% to 7.3% during 2000 and 4.5% to 7.2% during 1999.

     As described in Note H, the Company has assumed certain life and annuity business from subsidiaries of AEGON USA, INC. ("AEGON"), utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 4.3% to 5.5% during 2001, and 4.8% to 5.5% during 2000 and 1999.

     The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                               DECEMBER 31, 2001       DECEMBER 31, 2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Direct annuities...........................  $ 84,941    $ 79,165    $ 85,383    $ 79,577
Assumed annuities..........................    64,234      63,977      72,907      72,494
Supplemental contracts without life
  contingencies............................     1,593       1,593       1,818       1,818
                                             --------    --------    --------    --------
                                             $150,768    $144,735    $160,108    $153,889
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

                             UICI AND SUBSIDIARIES

     Activity in the claims liability is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Claims liability at beginning of year, net of related
  reinsurance recoverables...........................  $278,211   $265,974   $270,396
Add:
  Incurred losses, net of reinsurance, occurring
     during:
     Current year....................................   551,427    468,278    471,763
     Prior years.....................................   (20,458)   (28,574)    (1,490)
                                                       --------   --------   --------
                                                        530,969    439,704    470,273
                                                       --------   --------   --------
  Deduct payments for claims, net of reinsurance,
     Occurring during:
     Current year....................................   287,424    249,575    269,608
     Prior years.....................................   198,767    177,892    205,087
                                                       --------   --------   --------
                                                        486,191    427,467    474,695
                                                       --------   --------   --------
  Claims liability at end of year, net of related
     reinsurance recoverables (2001 -- $31,022;
     2000 -- $10,321; and 1999 -- $11,577............  $322,989   $278,211   $265,974
                                                       ========   ========   ========

     The above reconciliation shows incurred losses developed in amounts less than originally anticipated due to better than expected experience on the health business in the Self Employed Agency Division in 2001 and 2000. The better than expected experience in 2001 was partially offset by adverse experience on the workers' compensation business. Claims liability reflects no accrual for additional or return of premium.

NOTE H -- REINSURANCE

     In 2001, 2000 and 1999, approximately 5%, 11% and 16%, respectively, of the Company's premiums from continuing operations were assumed from AEGON. Prior to 1997, the health business assumed was marketed by UGA Inc. and issued through AEGON's insurance subsidiaries. Under the terms of its coinsurance agreement, AEGON's insurance subsidiaries have agreed to cede and the Company has agreed to assume through coinsurance 60% of the health business previously sold by UGA Inc. agents for business written on AEGON's insurance subsidiaries prior to 1998. In 2001, 2000 and 1999, the Company directly issued the health business written by UGA Inc. agents and retained all of the business. Commencing in May 2001, and in accordance with Assumption Reinsurance Agreements with AEGON, the Company began to assume all of the remaining policies from AEGON as approvals were received from state regulatory authorities. As of December 31, 2001, approximately 75% of the remaining policies have been assumed by the Company from AEGON, and the Company currently anticipates that the balance of the remaining policies will be assumed during 2002. On the policies that have been assumed, the Company has coinsured 40% of the health insurance business back to AEGON. On December 31, 2002, the Company has agreed to acquire the remaining 40% of the coinsured business from AEGON based upon a mutually agreed-upon prescribed price.

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

                             UICI AND SUBSIDIARIES

     The reinsurance receivable included in the consolidated financial statements at December 31, 2001 and 2000 is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Paid losses recoverable.....................................  $ 3,147   $ 3,870
Unpaid losses recoverable...................................   60,559    57,208
                                                              -------   -------
Total reinsurance receivable................................  $63,706   $61,078
                                                              =======   =======

     The effect of reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Premiums:
  Premiums Written:
  Direct.............................................  $799,562   $610,316   $584,889
  Assumed............................................    79,865     99,014    130,475
  Ceded..............................................   (47,109)   (22,076)   (33,578)
                                                       --------   --------   --------
  Net Written........................................  $832,318   $687,254   $681,786
                                                       ========   ========   ========
  Premiums Earned:
  Direct.............................................  $802,274   $610,456   $584,038
  Assumed............................................    60,154     96,348    132,358
  Ceded..............................................   (30,382)   (18,579)   (26,564)
                                                       --------   --------   --------
  Net Earned.........................................  $832,046   $688,225   $689,832
                                                       ========   ========   ========
     Ceded benefits and settlement expenses..........  $ 22,856   $ 17,683   $ 19,566
                                                       ========   ========   ========

     In August 1994, the Company entered into an agreement, pursuant to which the Company acquired a block of life insurance and annuity policies. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. In July 2001, the reinsurer recovered its investment in the amount of $22.0 million in this block, and the coinsurance agreement was terminated and the company at no cost recaptured all remaining policies.

                             UICI AND SUBSIDIARIES

NOTE I -- DEBT

     Set forth below is a summary of the Company's short and long term indebtedness outstanding at December 31, 2001 and 2000 (excluding outstanding indebtedness that was incurred to originate and/or is secured by student loans) (see Note J):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Short-term debt:
  Note payable to related party.............................  $    --   $18,954
  Other Notes...............................................       --    18,000
  Current portion of long-term debt.........................    6,498    27,734
                                                              -------   -------
          Total short-term debt.............................  $ 6,498   $64,688
Long-term debt:
  8.75% Senior Notes........................................  $11,852   $15,803
  Other notes...............................................   13,451    37,234
                                                              -------   -------
                                                               25,303    53,037
  Less: current portion of long-term debt...................    6,498    27,734
                                                              -------   -------
          Total long-term debt..............................   18,805    25,303
                                                              -------   -------
          Total short and long term debt....................  $25,303   $89,991
                                                              =======   =======

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $11.9 million and $15.8 million at December 31, 2001 and 2000, respectively. The Company incurred $1.2 million, $1.5 million and $1.9 million of interest expense on the notes in the years ended December 31, 2001, 2000 and 1999, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

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

     Effective July 27, 2000, the Company and the Lender LLC completed a further restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company (the "Amended Lender LLC Loan") would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West. The Amended Lender LLC Loan (a) matured on January 1, 2002,
(b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the original outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under the Bank Credit Facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full, and the Bank Credit Facility was terminated.

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

     On January 30, 2001, the Company prepaid in full all principal in the amount of $19.0 million, plus accrued interest of $2.1 million, on the secured tranche of the Amended Lender LLC Loan, utilizing a portion of the proceeds received in liquidation of UCNB, and the lender's security interest in 100% of the capital stock of Mid-West was released in full.

     On July 19, 2000, the Company's offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bore interest at the per annum rate of 11.0%, was scheduled to mature on August 1, 2001, was secured by a pledge of all of the assets of the Company's offshore insurance subsidiaries, and was guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill liquidity needs at the parent company. At December 31, 2000, the outstanding balance on the loan was $18.0 million. During 2001, all outstanding principal in the amount of $18.0 million and accrued interest was paid in full.

     Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bears interest at LIBOR plus 150 basis points (1.5%) (4.09% at December 31, 2001), and is payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity of June 30, 2005. The note was delivered to discharge an account payable by UCS in the amount of $10.0 million owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company (included in net liabilities of

                             UICI AND SUBSIDIARIES
discontinued operation). At December 31, 2001 and 2000, the outstanding balance on the note was $7.5 million and $9.5 million, respectively.

     Effective October 1, 2000, the Company's AMS subsidiary amended the terms of its unsecured term loan facility (under which, at December 31, 2000, $21.3 million of indebtedness was outstanding) to eliminate all financial covenants. In connection with the amendment of the facility, UICI (the parent company) agreed to unconditionally guarantee the payment when due of such indebtedness. In June 2001, AMS paid off the remaining outstanding indebtedness under this facility.

     SCS Specialized Card Services, Inc. (a wholly-owned subsidiary of the Company) ("SCS") has various loans with the South Dakota Board of Economic Development bearing interest at a rate of 3.00% per annum. The balance outstanding under these loans was $4.1 million and $4.3 million at December 31, 2001 and 2000, respectively. The loans mature in 2003 and 2004. The proceeds were used to purchase equipment and leasehold improvements.

     AMS has a note payable to Fleet National Bank in the outstanding principal amount of $1.8 million and $2.0 million at December 31, 2001 and 2000, respectively, maturing June 30, 2004. The note bears interest at 5.57% at December 31, 2001, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

     Principal payments required in each of the next five years and thereafter are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................     $ 6,498
2003........................................................       6,814
2004........................................................      10,491
2005........................................................       1,500
2006........................................................          --
2007 and thereafter.........................................          --
                                                                 -------
                                                                 $25,303
                                                                 =======

     The fair value of the Company's short-term and long-term debt was $26.2 million and $90.8 million at December 31, 2001 and 2000, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's short-term debt approximate fair values. Total interest paid was $6.4 million, $8.8 million and $8.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 and 2000 was 10.1% and 9.3%, respectively.

     On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the bank credit facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. As of March 8, 2002 the Company had no borrowings outstanding under the facility.

NOTE J -- STUDENT LOAN CREDIT FACILITIES

     At December 31, 2001 and 2000, the Company, through its Academic Management Services Corp ("AMS") subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of

                             UICI AND SUBSIDIARIES

$1,506.2 million and $1,334.8 million of indebtedness, respectfully, under secured student loan credit facilities, of which $1,242.8 million and $1,221.5 million, respectfully, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity") which are included in the Company's Consolidated Financial Statements. At December 31, 2001 and 2000, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,276.1 million and $1,125.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $129.4 million and $86.2 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

     Set forth below is a summary unaudited pro forma December 31, 2001 balance sheet of UICI, adjusted to exclude certain assets (student loans and restricted cash) and certain liabilities (student loan credit facilities) associated with the Company's AMS and College Life Fund Division ("CFLD") operations:

                                                                    AT DECEMBER 31, 2001
                                  ----------------------------------------------------------------------------------------
                                       UICI                            OTHER AMS     AMS TUITION   OTHER CFLD
                                  CONSOLIDATED AS    AMS AND CFLD      FINANCING     INSTALLMENT    STUDENT        UICI
                                     REPORTED       SPE FINANCINGS   FACILITIES(1)   PROGRAM(2)      LOANS      PRO FORMA
                                  ---------------   --------------   -------------   -----------   ----------   ----------
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)
Assets:
  Investments...................    $1,218,718        $       --       $     --       $     --      $     --    $1,218,718
  Student loans.................     1,278,427         1,053,788        222,262             --         2,377            --
  Cash..........................        50,922                --         36,059             --           763        14,100
  Restricted cash...............       295,182           127,272             --        141,663         2,096(3)     24,151
  Investment income due and
    accrued.....................        60,879            35,840         11,314             --            77        13,648
  Other assets..................       381,756             5,181            116          1,428           177       374,854
                                    ----------        ----------       --------       --------      --------    ----------
      Total assets..............    $3,285,884        $1,222,081       $269,751       $143,091      $  5,490    $1,645,471
                                    ==========        ==========       ========       ========      ========    ==========
Liabilities:
  Policy liabilities............    $  891,361        $       --       $     --       $     --      $     --    $  891,361
  Other liabilities.............       187,552             3,172            668             --           826       182,886
  Collections payable...........       140,894                --             --        140,894            --            --
  Notes payable.................        25,303                --             --             --            --        25,303
  Student loan credit
    facilities..................     1,506,202         1,242,840        263,362             --            --            --
                                    ----------        ----------       --------       --------      --------    ----------
    Total liabilities...........     2,751,312         1,246,012        264,030        140,894           826     1,099,550
                                    ----------        ----------       --------       --------      --------    ----------
      Stockholders' equity
         (deficit)..............       534,572           (23,931)(4)      5,721          2,197         4,664       545,921
                                    ----------        ----------       --------       --------      --------    ----------
         Total liabilities and
           stockholders'
           equity...............    $3,285,884        $1,222,081       $269,751       $143,091      $  5,490    $1,645,471
                                    ==========        ==========       ========       ========      ========    ==========

---------------

(1) Obligations under AMS' master repurchase agreement and credit facility are partially (approximately $13.0 million at December 31, 2001) guaranteed by the Company.

(2) A trust created for the benefit of participants in AMS' tuition installment program held invested assets in the amount of approximately $141.7 million and $112.6 million at amortized cost (which approximated

                             UICI AND SUBSIDIARIES
    market) at December 31, 2001 and 2000, respectively, all of which assets are classified as restricted cash on the Company's consolidated balance sheet. See Note A.

(3) Represents cash and cash equivalents required to be held by CFLD to support certain loan servicing obligations under CFLD's SPE financing.

(4) Includes negative equity in the AMS SPE financings, which is attributable to permitted financing of student loans through AMS SPE financings in excess of par value.

     A more detailed summary of such student loan credit facilities is set forth below:

  ACADEMIC MANAGEMENT SERVICES CORP.

     Following is a summary of debt outstanding under student loan credit facilities at AMS:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  2001          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Short-term debt:
  Master repurchase agreement and credit facility...........   $  263,362    $  113,389
  Current portion of long-term debt.........................      619,564       618,374
                                                               ----------    ----------
     Total short-term debt..................................   $  882,926    $  731,763
Long-term debt:
  Auction Rate notes........................................   $  369,550    $  404,990
  Floating Rate notes.......................................      153,725       198,094
  Commercial Paper..........................................      619,565       618,374
                                                               ----------    ----------
                                                                1,142,840     1,221,458
  Less: current portion of long-term debt...................      619,564       618,374
                                                               ----------    ----------
     Total long-term debt...................................      523,276       603,084
                                                               ----------    ----------
Total short and long-term debt..............................   $1,406,202    $1,334,847
                                                               ==========    ==========

     In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially (approximately $13.0 million at December 31, 2001) guaranteed by the Company. The proceeds of the facility are used from time to time to initially fund AMS' student loan originations. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility provides for up to $150.0 million of financing and may be increased subject to monthly confirmations. The credit facility had an outstanding balance of $263.4 million and $113.4 million at December 31, 2001 and 2000, respectively, and bears interest at a variable annual rate of LIBOR plus 75 basis points (2.68% at December 31, 2001). The credit facility has a term of one year and is secured by student loans originated under the Federal Family Education Loan Program, which are guaranteed by the federal government or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

     After initial funding, AMS typically refinances groups of loans on a more structured basis by transferring loans to Special Purpose Entities, which in turn issue debt securities secured by the student loans. During

                             UICI AND SUBSIDIARIES

1999, AMS established approximately $1.3 billion of such structured funding facilities in three separate transactions:

     - On June 11, 1999, AMS sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes issued by a Special Purpose Entity at an initial interest rate of 5.038%. The notes were sold in two tranches and mature in November 2022. The notes are insured by MBIA Insurance Corporation ("MBIA") and received a "AAA" credit rating from Standard & Poor's and Fitch IBCA and an "Aaa" rating from Moody's Investor Services.

     - Effective August 6, 1999, AMS completed a closing and funding of $515.0 million of its $650.0 million single seller asset-backed commercial paper conduit, pursuant to which commercial paper may be issued by a Special Purpose Entity from time to time with maturities from one to 270 days. Approximately $619.6 million of commercial paper bearing interest rates of 1.90% to 2.45% was issued and outstanding under the facility at December 31, 2001. Liquidity support is provided by a separate banking facility. Under the terms of the program, in the event the support facility is activated, borrowings under the bank facility would be repaid using collections of underlying student loans, would bear interest at LIBOR plus seventy-five (75) basis points and would mature in August 2034. The commercial paper received ratings of A1/P1/F1 from Standard & Poor's, Moody's, and Fitch, respectively, and is insured by MBIA.

     - On October 7, 1999, AMS completed a $344.0 million financing of three classes of notes issued by a Special Purpose Entity. The $229.0 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate reset quarterly. The Class A-1 notes with an outstanding balance of $153.7 million at December 31, 2001, have an expected average life of 3.5 years with legal final maturity in April 2009. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate on these notes is reset quarterly. Legal final maturity of the A-2 and A-3 notes is July 2027. At December 31, 2001, the outstanding balance of the notes was $115.0 million, bearing interest rates of 2.55% and 2.42%, respectively. All three classes of notes received AAA/Aaa/AAA ratings from Standard & Poor's, Moody's and Fitch IBCA, respectively, and are insured by MBIA.

     In each case the notes represent obligations solely of the Special Purpose Entity that issued the obligations and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes the AMS structured finance facilities have been classified as financings. Accordingly, in connection with the financings neither the Company nor AMS recorded gain on sale of the student loan assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the student loans ($975.3 million principal amount at December 31, 2001) and cash and cash equivalents held by the Special Purpose Entities ($113.4 million at December 31, 2001 classified as restricted cash) and the associated indebtedness ($1,142.8 million in the aggregate at December 31, 2001, which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transactions.

     In January 2002 the Company completed the sale of $335.0 million principal amount of auction rate notes issued by a Special Purpose Entity. The notes are secured by a pledge of federally guaranteed student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $269.1 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $50.0 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS. The notes represent obligations solely of the Special Purpose Entity and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes structured finance facility has been classified as a financing. Accordingly, in connection with the financing neither AMS nor the Company recorded any gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis,

                             UICI AND SUBSIDIARIES
the Company will continue to carry on its consolidated balance sheet the student loans and cash and cash equivalents held by the Special Purpose Entity and the associated indebtedness arising from the transaction.

     Until July 2000, AMS had a line of credit outstanding with a commercial bank, secured by the AMS student loan portfolio. The maximum amount outstanding under this line during 2000 was approximately $97.0 million, with an average monthly balance of approximately $37.5 million.

     During the year ended December 31, 2001, 2000 and 1999, AMS paid total interest on borrowings incurred to finance the funding of student loans in the amount of $68.4 million, $98.5 million and $56.8 million, respectively.

  COLLEGE FUND LIFE INSURANCE DIVISION

     On April 27, 2001, the Company completed a $100.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Insurance Division ("CFLD") through its College First Alternative Loan Program. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes issued by a bankruptcy-remote special purpose entity (a "Special Purpose Entity"). Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75% for each of the Series A-1 and Series A-2 notes. At December 31, 2001, the interest rates on the Series A-1 and Series A-2 notes were 2.30% and 2.12%, respectively. The notes are secured by a pledge of alternative student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company and established a loan acquisition fund in the amount of $19.1 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by the Company's College Fund Life Insurance Division.

     The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the CFLD structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded no gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the alternative student loans ($78.5 million at December 31, 2001) and cash and cash equivalents held by the Special Purpose Entity ($13.9 million at December 31, 2001 classified as restricted cash) and the associated indebtedness ($100.0 million at December 31, 2001, which is classified on the Company's consolidated balance sheet as student loan credit facilities) arising from the transaction.

     During the year ended December 31, 2001 CFLD paid total interest on borrowings associated with the securitization in the amount of $2.3 million.

     The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 and 2000 was 4.6% and 7.0%, respectively.

                             UICI AND SUBSIDIARIES

     Principal payments required by AMS and CFLD with respect to their outstanding student loan indebtedness in each of the next five years and thereafter are as follows:

                                                                 AMS         CFLD
                                                              ----------   --------
                                                                 (IN THOUSANDS)
2002........................................................  $  882,927   $     --
2003........................................................          --         --
2004........................................................          --      1,350
2005........................................................          --      2,850
2006........................................................          --      3,000
2007 and thereafter.........................................     523,275     92,800
                                                              ----------   --------
Total.......................................................  $1,406,202   $100,000
                                                              ==========   ========

NOTE K -- FEDERAL INCOME TAXES

     Deferred income taxes for 2001 and 2000 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Deferred policy acquisition and loan origination..........  $20,672   $ 23,192
  Unrealized gain on securities.............................   16,357         --
  Undistributed earnings of subsidiaries....................      354      4,536
  Other.....................................................    8,997      8,060
                                                              -------   --------
     Total gross deferred tax liabilities...................   46,380     35,788
                                                              -------   --------
Deferred tax assets:
  Loss on disposal of discontinued operation................   10,502     11,936
  Policy liabilities........................................   25,770     27,733
  Unrealized loss on securities.............................       --      5,250
  Operating loss carryforwards..............................   12,197     22,254
  Capital loss carryforwards................................       --          7
  Investment in Healthaxis..................................    9,165      5,468
  Accrued expenses..........................................    4,772      7,243
  Tax credit carryovers.....................................       --      2,185
  Other.....................................................    2,806      3,112
                                                              -------   --------
     Total gross deferred tax assets........................   65,212     85,188
Less: valuation allowance...................................   (3,976)   (16,451)
                                                              -------   --------
     Deferred tax assets....................................   61,236     68,737
                                                              -------   --------
Net deferred tax asset......................................  $14,856   $ 32,949
                                                              =======   ========

     The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be

                             UICI AND SUBSIDIARIES
realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance was a decrease of approximately $12.5 million for 2001 and an increase of approximately $9.8 million for 2000. The 2001 and 2000 changes in the valuation allowance arise primarily from AMS. AMS recognized taxable income for 2001 and realized a tax benefit from its operating loss carryforward resulting in a decrease in the valuation allowance. Because AMS was not part of the Company's consolidated group during 2000, the Company increased the valuation allowance during 2000 and did not realize the tax benefit associated with the significant operating losses of AMS for 2000. AMS entered the Company's consolidated group on August 3, 2001 following the Company's acquisition of the minority interest of AMS. The utilization of operating loss carryovers of AMS generated before August 3, 2001 is limited to future taxable income of AMS and is not available to offset the future taxable income of the other members of the Company's consolidated group.

     The deferred tax liability related to the undistributed earnings in subsidiaries decreased $4.2 million. The deferred tax liability relates to taxes on undistributed earnings from subsidiaries that were previously less than 80% owned and are now wholly owned subsidiaries.

     The provision for income tax expense (benefit) consisted of the following:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
From operations:
Continuing operations:
  Current tax expense.................................  $24,882   $ 33,140   $ 19,118
  Deferred tax expense (benefit)......................   (7,017)     1,980       (135)
                                                        -------   --------   --------
       Total from continuing operations...............   17,865     35,120     18,983
                                                        -------   --------   --------
Discontinued operations:
  Current tax expense (benefit).......................   (6,440)   (56,282)   (22,420)
  Deferred tax expense (benefit)......................    3,503     42,306    (75,134)
                                                        -------   --------   --------
       Total from discontinued operations.............   (2,937)   (13,976)   (97,554)
                                                        -------   --------   --------
Total.................................................  $14,928   $ 21,144   $(78,571)
                                                        =======   ========   ========

                             UICI AND SUBSIDIARIES

     The Company's effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2001    2000   1999
                                                              -----   ----   ----
Statutory federal income tax rate...........................   35.0%  35.0%  35.0%
State income taxes..........................................    1.6     --     --
Small life insurance company deduction......................   (1.0)  (1.3)   0.6
Operating loss..............................................   (8.6)  15.8   (2.2)
Release undistributed earnings reserve......................   (6.3)    --     --
Amortization of goodwill....................................    2.6    0.7    2.7
Nondeductible compensation expenses.........................    2.1    2.2     --
Other items, net............................................    1.6    1.3   (1.5)
                                                              -----   ----   ----
Effective income tax rate applicable to continuing
  operations................................................   27.0%  53.7%  34.6%
                                                              =====   ====   ====

     Under pre-1984 federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account." These amounts are not taxable unless (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed to the Company or (c) these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $3.1 million at December 31, 2001. For the taxable years ended December 31, 2001, 2000 and 1999, The MEGA Life and Health Insurance Company ("MEGA") did not qualify as a life insurance company for federal income tax purposes. Accordingly, MEGA provided for and paid taxes and interest of approximately $3.2 million in 2001 and 2000 on MEGA's policyholders' surplus account of $8.7 million.

     At December 31, 2001, MEGA has an aggregate federal tax loss carryforward from certain acquired subsidiaries of $3.6 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2002 and 2007. The maximum amounts of federal tax loss carryforwards available are $657,000 per year from 2002 through 2006, and $338,000 in 2007. At December 31, 2001 AMS has $31.2 million of federal tax loss carryforwards that will begin to expire in 2019.

     Total federal income taxes paid in prior years and recovered during 2001 total $18.6 million. Total federal income taxes paid were $26.9 million, $11.8 million and $40.2 million for 2001, 2000 and 1999, respectively.

     UICI, MEGA, two other non-life insurance subsidiaries and all of the Company's non-insurance subsidiaries file a consolidated federal income tax return. The Company's life insurance subsidiaries all file separate federal income tax returns.

     The Company has interests in several limited liability corporations that file separate tax returns. The Company's consolidated results of operations reflect 100% of the income from these companies.

NOTE L -- STOCKHOLDERS' EQUITY

     On August 11, 2000, the Company issued to the UICI Employee Stock Ownership and Savings Plan ("the Employee Plan") 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note, which matures July 31, 2003 and is secured by a pledge of the purchased shares. See Note O.

                             UICI AND SUBSIDIARIES

     In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through December 31, 2001, the Company had purchased an additional 980,400 shares pursuant to the program (with the last purchase made on December 13, 2001). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

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

     Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note K on Federal Income Taxes. The minimum statutory capital and surplus requirements of the Company's domestic insurance subsidiaries was $28.2 million at both December 31, 2001 and 2000.

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain limitations based on statutory surplus and net income. During the fourth quarter of 2001, the Company's two principal domestic insurance subsidiaries paid $40.0 million in the aggregate to the holding company. During 2000 and 1999, the domestic insurance companies paid dividends in the amount of $19.0 million and $19.8 million, respectively. During 2002, the Company's domestic insurance companies could pay aggregate dividends to the parent company of approximately $37.0 million without prior approval by statutory authorities.

     Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and adjusted for percentage of ownership and pro rata share of net income are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net income...........................................  $ 33,581   $ 45,688   $ 50,761
Statutory surplus....................................  $277,348   $286,275   $287,360

     The National Association of Insurance Commissioners ("NAIC") revised the Accounting Practices and Procedures Manual ("Manual") in a process referred to as Codification. The revised Manual became effective

                             UICI AND SUBSIDIARIES

January 1, 2001. The domiciled states of the Company's domestic insurance subsidiaries (Oklahoma, Tennessee and Texas) adopted the provisions of the Manual. The Manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company's domestic insurance subsidiaries use to prepare its statutory-basis financial statements.

     Statutory accounting changes adopted to conform to the provisions of the Manual are reported as changes in accounting principles in the Company's statutory-based financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of statutory capital and surplus at the beginning of the year and the amount of statutory capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company's insurance subsidiaries reported a change in accounting principle, as an adjustment that increased statutory capital and surplus, of $18.6 million as of January 1, 2001. Included in this total adjustment is an increase in statutory capital and surplus of $23.4 million related to deferred tax assets.

NOTE M -- RELATED PARTY TRANSACTIONS

  INTRODUCTION

     Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest ("Jensen Affiliates").

     Under the Company's by-laws, any contract or other transaction between the Company and any director (or company in which a director is interested) is valid for all purposes if the interest of such director is disclosed or known and such transaction is authorized by a majority of directors not interested in the transaction. The Board of Directors has adopted a policy requiring the prospective review and approval by a majority of the "Disinterested Outside Directors" of any contract or transaction with a related party involving payments of $250,000 or more in any twelve-month period or $1.0 million over the life of the contract. For purposes of the policy, a "related-party" is a person or entity that is an "affiliate" of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest, and a "Disinterested Outside Director" is any director of UICI who is an employee of neither the Company nor any affiliate of the Company and otherwise holds no interest in any person or entity with which the Company proposes to enter into a transaction in question.

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

                             UICI AND SUBSIDIARIES

     In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all renewal commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The renewal commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of renewal commissions payable to SIR on co-insured policies issued by AEGON. During 2001, 2000 and 1999, SIR received insurance renewal commissions of $3.8 million, $7.7 million and $10.1 million, respectively, on the policies previously issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2001, 2000 and 1999, SIR received renewal commissions of $3.1 million, $1.8 million and $2.6 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

     In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions on any new business written by the UGA agency force after January 1, 1997. During the years ended December 31, 2001, 2000 and 1999, the Company paid to SIR the amount of $1.2 million, $1.1 million and $677,000, respectively, pursuant to this arrangement.

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

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.5% of the Company's outstanding Common Stock. To ensure that the dollar value of the Unfunded Obligation will not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year, the Company has an option to purchase from OUI, and OUI has a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25 in 2004, $38.25 in 2005 and $40.25 in 2006. The
call/put price escalates over time in annual dollar increments designed to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI may exercise its initial put right under the Put/Call Agreement. In November 2000, the Company extended until March 31, 2001 the period during which OUI may have exercised its initial put right under the Put/Call Agreement, and in May 2001, the Company extended until June 30, 2001 the period during which OUI may have exercised its initial put right under the Put/Call Agreement. OUI may next exercise its put

                             UICI AND SUBSIDIARIES
right, and the Company may next exercise its corresponding call right, during the period commencing July 1, 2002 and ending on July 31, 2002 for a purchase price per share of $32.25.

     During 2001, 2000 and 1999, the Company received $-0-, $2,000 and $163,000, respectively, from SIR as reimbursement of office supply and occupancy expenses.

  Richland State Bank

     Richland State Bank ("RSB") is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. Prior to the chartering of United Credit National Bank in February 1997, the Company's United CreditServ subsidiary (formerly the Company's Credit Services division) utilized RSB to issue credit cards bearing the name of RSB for the Company's ACE and AFCA credit card programs. The agreement governing the terms of the issuance of such credit cards provided that UICI paid to RSB a fee in the amount of $0.50 per card issued for each month a credit card bearing the RSB name remained outstanding. In 2000 and 1999, the Company paid fees in the amount of $33,000 and $108,000, respectively, pursuant to this agreement. The agreement terminated on June 30, 2000.

     Until September 30, 2000, the Company's United CreditServ unit processed and serviced credit cards issued by RSB, at a monthly rate of $5.25 per account. The Company received $856,000 and $1.5 million from RSB for services performed in connection with processing and marketing of credit cards in 2000 and 1999, respectively.

     RSB has also originated student loans for AMS and resold originated loans to AMS at par less an origination fee of 31 basis points (0.31%). During 1999, RSB originated $59.8 million aggregate principal amount of student loans for AMS, for which it received $176,000 in origination fees. During 2000, RSB originated $80.9 million aggregate principal amount of student loans for AMS, for which it received $245,000 in origination fees. During 2001, RSB originated $88.2 million aggregate principal amount of student loans for AMS, for which it received $275,000 in origination fees. The agreement governing the terms of RSB's origination services for AMS expires on January 20, 2002.

     Pursuant to the terms of an underwriting and processing agreement between RSB and Specialized Card Services, Inc. (an indirect wholly owned subsidiary of the Company) ("SCS"), SCS formerly provided to RSB certain underwriting and loan processing services utilizing 17 SCS employees resident in Sioux Falls, South Dakota, which enabled RSB to perform its obligations under the AMS origination agreement. The fees and expenses paid to SCS by RSB pursuant to the processing agreement were passed through to AMS in accordance with the terms of the origination agreement. The student loan underwriting and loan processing services constituted the sole remaining operation of SCS in Sioux Falls following the sale of UICI's credit card portfolio in September 2000 and final liquidation of United Credit National bank in January 2001.

     The Company entered into an agreement, dated as of June 4, 2001, with AMS, SCS and RSB, pursuant to which, among other things, SCS and the Company agreed to permit RSB to make offers of employment to, and to hire, 17 SCS employees. In connection with such offers, RSB agreed to assume all liabilities (including accrued vacation and benefits) accruing on and after June 30, 2001 associated with the employees actually hired by RSB. The Company agreed to retain all liability for severance and/or termination costs associated with employees who elected not to accept RSB's offer of employment. On June 30, 2001, SCS confirmed that all employees had either elected to accept offers of employment from RSB or had been terminated by SCS, and SCS closed its remaining operations in Sioux Falls.

     At December 31, 1998, the Company had loans outstanding owing to RSB in the aggregate principal amount of $497,000, which bore interest at annual rates ranging from 9% to 9.25%. The loans were paid in full in August 1999.

                             UICI AND SUBSIDIARIES

     RSB also provides student loan origination services for the Company's College Fund Life Insurance Division. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999, RSB originated student loans and resold such loans to UICI Funding Corp. 2 ("Funding") (a wholly owned subsidiary of UICI) at par (plus accrued interest) less an origination fee of 31 basis points (0.31%). Effective June 12, 2000, RSB and Funding amended the agreement to provide that student loans originated by RSB would be resold to Funding at par (plus accrued interest). During 2001, 2000 and 1999, RSB originated $20.7 million, $19.5 million and $15.3 million aggregate principal amount plus accrued interest, respectively, of student loans for MEGA and Mid-West, for which it received origination fees in the amounts of $-0-, $12,000 and $47,000, respectively.

     During 2001, 2000 and 1999, RSB collected on behalf of, and paid to, Funding $1.9 million, $1.7 million and $1.3 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans.

     In June 1999, RSB entered into a service agreement with the College Fund Life Insurance Division of MEGA and Mid-West pursuant to which MEGA and Mid-West provide underwriting services to permit RSB to approve prospective student loans. During 2001, RSB collected on behalf of, and paid to MEGA and Mid-West fees of $275,000 and $237,000, respectively, in origination fees paid by student borrowers in connection with the origination of student loans. During 2000, RSB collected on behalf of, and paid to MEGA and Mid-West fees of $149,000 and $328,000, respectively. During 1999, RSB collected on behalf of, and paid to MEGA and Mid-West fees of $165,000 and $300,000, respectively.

     During 2001, 2000 and 1999, Funding received from RSB interest income in the amount of $20,000, $37,000 and $5,000, respectively, on money market reserve accounts maintained at RSB by the Company.

  Specialized Association Services, Inc.

     Pursuant to an agreement entered into in July 1998, Specialized Association Services, Inc. ("SAS") (which is owned by Mr. Jensen's adult children) regularly pays UICI Marketing for certain benefits provided to association members. UICI Marketing, in turn, purchases such benefits from third parties (including NMC, which was sold July 27, 2000 to an investor group consisting of Jensen family members). The Company believes that the fees earned by UICI Marketing as a percentage of UICI Marketing's cost of benefits during 2001, 2000 and 1999 were approximately 30%, 29% and 23%, respectively, which is prior to any allocation of overhead. During 2001, 2000 and 1999, SAS paid to UICI Marketing $15.0 million, $9.7 million and $6.0 million, respectively, pursuant to this arrangement. During 2001 and 2000, UICI Marketing paid NMC $1.4 million and $528,000, respectively, pursuant to this arrangement.

     During 2001, 2000 and 1999, the Company paid to SAS $-0-, $-0-, and $151,000, respectively, for telemarketing services. During 2001, 2000 and 1999, the Company paid to SAS $347,000, $176,000 and $166,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $178,000, $7,000 and $32,000 during 2001, 2000 and 1999, respectively, for reimbursement of expenses. During 2001, 2000 and 1999, SAS paid to MEGA $342,000, $325,000 and $325,000, respectively, for leased office facilities.

  Healthcare Management Administrators, Inc.

     During 1999 and a portion of 2000, the Company provided to Healthcare Management Administrators, Inc. ("HMA") (which was owned by Mr. Jensen until February 3, 2000) certain leased facilities and data processing, accounting, management and administrative services. For such services, the Company received fees of $34,000 and $3.5 million in 2000 and 1999, respectively, and the Company paid HMA $-0- and $273,000 in 2000 and 1999, respectively, for certain claims processing services performed by HMA.

                             UICI AND SUBSIDIARIES

     During 2000 and 1999, Insurdata Marketing Services received commissions from HMA in the amount of $38,000 and $630,000, respectively.

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to approximately $4.0 million (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999. The assets of HMA comprised a part of the assets of UICI Administrators, Inc., which was sold by the Company in January 2002. See Note T.

  NetLojix Communications, Inc. (formerly AvTel Communications, Inc.)

     NetLojix Communications, Inc. ("NetLojix") provides long distance voice telecommunications services to the Company and its subsidiaries, pursuant to a series of agreements originally executed in 1998 and most recently renegotiated and extended for a two-year period in November 2000. Mr. Jensen and his adult children own beneficially in the aggregate approximately 59% of the issued capital stock of NetLojix.

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

     The Company (including UICI Marketing) paid NetLojix in the aggregate $2.3 million, $4.0 million and $4.4 million (including $254,936 paid pursuant to the separate agreement with UICI Marketing) in 2001, 2000 and 1999, respectively, for long distance telecommunications services.

     Pursuant to the terms of an agreement, dated August 1, 1998, between the Company and Special Investment Risks, Ltd. ("SIR") (which is wholly owned by Mr. Jensen), SIR agreed to reimburse the Company to the extent that the rates charged by NetLojix pursuant to the 1998 NetLojix Agreement exceeded the quoted rates of a non-affiliated provider. In accordance with the terms of that agreement, during the year ended December 31, 1999, the Company received from SIR reimbursement payments of $192,000. The agreement expired in 1999.

                             UICI AND SUBSIDIARIES

     At December 31, 2001, 2000 and 1999, the Company had accounts payable owing to NetLojix under the services agreement in the amount of approximately $37,000, $270,000 and $404,000, respectively.

  Excell Global Services, Inc.

     Excell Global Services, Inc. ("Excell Global") (in which Mr. Jensen, Mr. Mutz, President and Chief Executive Officer of the Company, and an officer of United CreditServ serve as directors and in which Mr. Jensen and Mr. Mutz are beneficial holders of 57.4% and 14.5% as of December 31, 2001, respectively, of the outstanding equity) is a holding company, the principal subsidiary of which is Excell Agent Services, LLC ("Excell"). Excell Global and members of management of Excell Global hold, in the aggregate, 99% of the equity interest in Excell, and Mr. Jensen holds the remaining 1% equity interest. Excell provides telephone directory assistance services. During 1999, Excell and MEGA entered into a consulting arrangement which terminated in 1999, pursuant to which Excell was engaged on a project basis to provide advisory and consulting services to MEGA with regard to call center matters. During 1999, MEGA paid to Excell the amount of $48,000 for such services.

     In January 1999, the Company sold to Excell a stop loss policy issued by MEGA. During 2001, 2000 and 1999, Excell paid to the Company total premiums on such policy in the amount of $-0-, $-0- and $153,000, respectively. Excell paid to the Company $53,000 in 2000 and $2,000 in 2001 for medical administration fees under an arrangement entered into 2000.

  Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), the holder of approximately 6.5% of the Company's outstanding Common Stock.

     OUI holds a 21% equity interest in U.S. Managers Life Insurance Company, Ltd., a subsidiary of the Company. The Company has a right-of-first-offer to purchase from OUI, and OUI has a corresponding put right to sell to the Company, OUI's 21% equity interest in U.S. Managers Life Insurance Company, Ltd. at a price equal to 21% of the book value of U.S. Managers Life Insurance Company, Ltd. (determined in accordance with generally accepted accounting principles) at the date of purchase.

     In 2001, 2000 and 1999, the Company paid $174,000, $144,000 and $147,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 99%) for printing services.

  Tesia Corporation (formerly Paperless Adjudication Ltd.)

     During 1993, Mr. Jensen and the Company agreed to jointly invest in Tesia Corporation ("Tesia"), which seeks to develop a paperless system for insurance claims administration and adjudication. Mr. Jensen holds a 34.6% and Mr. Jensen's five adult children hold in the aggregate a 7.9% equity interest in Tesia. At December 31, 1999, the Company had written off its aggregate investment in Tesia of $6.2 million. During 2000 and 2001, the Company made no additional investment in Tesia.

     At December 31, 2001, 2000 and 1999, the Company held a 16.1%, 16.1% and 23.0% equity interest, respectively, in Tesia. After recognizing its share (16.1%, 16.1% and 23.0% in 2001, 2000 and 1999, respectively) of Tesia's operating losses, at each of December 31, 2001, 2000 and 1999, the Company's carrying value of its investment in Tesia was $-0-.

     In August 2001, Tesia filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Tesia has subsequently filed a petition to convert the bankruptcy case to a liquidation case under Chapter 7 of the Bankruptcy Code.

                             UICI AND SUBSIDIARIES

     In the year ended December 31, 2001, 2000 and 1999, the Company received $-0-, $-0- and $8,400, respectively, from Tesia for commissions and reimbursement of expenses.

  Impact Productions, Inc.

     In 1998, the Company acquired a 90% interest in Impact Productions, Inc. ("Impact") from one of Mr. Jensen's adult children for a total price of $236,000, which approximated the net book value of the assets as of the purchase date. In May 2001, the Company acquired the remaining 10% interest from Mr. Jensen's adult child for a total price of $26,275. During 2001, 2000 and 1999, the Company paid to Impact $256,000, $-0- and, $111,000, respectively, for promotional services.

     During 2001, 2000 and 1999, Impact paid the Company $74,000, $79,000 and $13,000, respectively, for reimbursement of expenses.

  Interactive Media Works, Inc.

     During 1999, United Membership Marketing Group, LLC (then an indirect wholly-owned subsidiary of the Company) paid Interactive Media Works, LLC (in which Mr. Jensen held a 72.5% equity interest) the amount of $1,435,000 for voice activation services related to the Company's credit card operation.

  Small Business Showcase, Inc. ("SBS")

     Cornerstone Marketing of America (a division of Mid-West) paid to Small Business Showcase, Inc. ("SBS") (which was owned by one of Mr. Jensen's adult children until March 2000) $333 and $11,000 in 2000 and 1999, respectively, for lead generation services.

     In 2000 and 1999, SBS paid to subsidiaries of the Company $13,000 and $659,000, respectively, for generating Internet leads.

  WinterBrook VSO, LLC

     During 1999, Insurdata Imaging Services, LLC (an indirect wholly-owned subsidiary of the Company) paid WinterBrook VSO, LLC (in which Mr. Jensen holds a controlling interest) $258,000 representing run-off commissions relating to the marketing and sale of satellite imaging systems.

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

  Sale of SunTech Processing Systems, LLC

     In 1996, the Company invested $4.0 million in exchange for a 100% Class A and a 40% Class B membership interest in Cash Delivery Systems, LLC ("CDS"), formerly known as Sun Network Technologies. The remaining 60% Class B membership interest was held by Sun Communications, Inc. ("Sun"). At the time of the Company's investment, CDS was engaged in the business of owning and placing automated

                             UICI AND SUBSIDIARIES
teller machines ("ATMs") and processing ATM transactions. In connection with the Company's investment in CDS, Mr. Jensen executed an agreement pursuant to which Mr. Jensen agreed to indemnify the Company for any loss or reduction in value of the Company's Class A membership contribution and granted an option to the Company to put the Class A membership interest to Mr. Jensen for $4.0 million. CDS and Mr. Jensen then invested $80,000 and $20,000 in Sun Tech Processing Systems, LLC ("STP") in exchange for an 80% and 20% membership interest, respectively. In addition, Mr. Jensen agreed to loan up to $6.0 million to STP, secured by all property acquired with the funds advanced. No funds were drawn down on this commitment.

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

     The March 1997 Agreement also provided, in part, that (i) there will be no distributions to Class B members of STP or CDS until all Class A preferred interests in both STP and CDS have been paid or redeemed in full and (ii) if funds are available to any parties from either STP or CDS, such funds will be loaned to the other company until the preferred interests are retired. The agreements governing the organization and governance of STP and CDS both require, upon liquidation, the payment of the respective outstanding debt of each company before the equity holders of that company receive a distribution. After the sale of CDS' ATMs and use of the proceeds to repay these loans in part, approximately $6.2 million of Mr. Jensen's loans to CDS remained outstanding as of December 31, 1999. These loans bear interest at an annual rate of 2.5% plus the prime rate, payable monthly, and have a maturity date of July 1, 2001.

     In February 1998, the assets of STP were sold to an unrelated party for $17.5 million, and in 1998 the Company recognized a gain in the total amount of $9.7 million on the sale. Consistent with its understanding of the March 1997 Agreement, in the first quarter of 1998 the Company recorded a gain of $2.3 million (representing the distribution due to its Class A and Class B interests in STP, assuming funds were advanced to CDS to retire Mr. Jensen's debt and redeem his Class A interest in CDS). In April 1998, Sun filed certain claims in District Court in Dallas County, Texas concerning the distribution of the proceeds from the sale of the STP assets. The core issue of the suit (the "Sun Litigation") was whether the provisions of the March

                             UICI AND SUBSIDIARIES

1997 Agreement would require that STP make a loan or advance to CDS out of the proceeds of the STP sale so that CDS could repay the loans made by Mr. Jensen to CDS and redeem Mr. Jensen's Class A preferred membership interest in CDS. The liquidator appointed to rule on the proper distribution ruled that the proceeds should be distributed in a manner different than had previously been applied by the Company in the first quarter of 1998.

     While the net effect of any loan or advance to CDS would be to reduce the funds available for STP to distribute to the Company and Sun, Mr. Jensen agreed, pursuant to an agreement reached with the Company in June 1998 (the "Assurance Agreement"), that, if UICI receives less than $15.1 million in the pending Sun Litigation, then Mr. Jensen would advance funds to UICI sufficient to increase UICI's recovery to $15.1 million. The Assurance Agreement also restricted the manner in which UICI can seek funds in satisfaction of Mr. Jensen's previously unconditional agreement (the "Jensen 1996 Guaranty") to indemnify the Company for any loss or reduction in value of the Company's Class A investment in CDS.

     The Dallas County, Texas District Court ruled in December 1998 in the Sun Litigation that, as a matter of law, the March 1997 agreement governing the distribution of the cash proceeds of the STP sale should be read in the manner urged by Sun and consistent with the court-appointed liquidator's previous ruling. The District Court entered a judgment directing distribution of the sales proceeds in the manner urged by Sun. The District Court also entered a finding that UICI violated Texas securities disclosure laws and breached a fiduciary duty owed to Sun, and the District Court awarded the plaintiff $1.7 million in attorneys' fees, which amount could be increased to $2.1 million under certain circumstances.

     On August 1, 2000, the Court of Appeals for the Fifth District of Texas at Dallas reversed the trial court's judgment as to UICI's liability for attorneys' fees and its finding that UICI violated Texas securities laws and breached a fiduciary duty. The Appeals Court also reversed the trial court's judgment that directed distribution of the STP sales proceeds in the manner urged by Sun. On December 8, 2000, the Appeals Court affirmed its earlier decision and denied the Company's, Mr. Jensen's and Sun's respective motions for rehearing.

     By letter dated July 7, 2000, Mr. Jensen submitted a formal proposal to purchase the Company's 80% interest in STP for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the Court in the Sun Litigation ("Proposal B"). As part of either proposal, the Company proposed to terminate and release Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement. As part of Mr. Jensen's proposals, Mr. Jensen offered to indemnify and hold the Company harmless from and against, among other things, (a) the breach of fiduciary duty claim asserted by Sun against the Company and Sun's related claim for attorneys' fees, (b) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (c) any and all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP.

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

                             UICI AND SUBSIDIARIES

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

  June-July 2000 Transactions

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

     Restructuring of Lender LLC Loan. Effective July 27, 2000, the Company and the Lender LLC completed a restructuring of the terms of the Lender LLC Loan. As part of the restructuring, the Company paid to Lender LLC principal owing on the Lender LLC Loan in the amount of $6.0 million and amended the terms of the Lender LLC Loan to provide that the aggregate principal amount of $70.0 million then owing by the Company would consist of a $32.0 million unsecured tranche and a $38.0 million tranche secured by a pledge of 100% of the capital stock of Mid-West (the "Amended Lender LLC Loan"). The Amended Lender LLC Loan (a) matured on January 1, 2002, (b) continued to bear interest at the prevailing prime rate from time to time, with interest accruing but not payable until the earlier to occur of full prepayment of the Lender LLC Loan or January 1, 2002, and (c) was mandatorily prepayable monthly to the extent of 1% of the outstanding principal balance of the Amended Lender LLC Loan. The security interest in all remaining collateral previously pledged to secure payment of the Lender LLC Loan and indebtedness outstanding under

                             UICI AND SUBSIDIARIES
the bank credit facility (including all investment securities and shares of the Company's National Motor Club unit) was released in full.

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

     On July 27, 2000, UICI, NMC Buyer and NMC entered into a Management Agreement, the terms of which governed the provision by UICI to NMC of management and administrative services, information technology services, telephone services and other services formerly provided to NMC by UICI. The Management Agreement was terminable (a) by UICI at any time upon not less than 60 days' notice to NMC and the NMC Buyer, and (b) by NMC at any time following the payment in full of the NMC Note upon not less than 30 days' notice to UICI. Pursuant to the Management Agreement, UICI agreed to allow William Gedwed (formerly an Executive Vice President of the Company and currently a Director of the Company and the holder of approximately 3% of the equity interest in NMC) to serve as a consultant to NMC for the term of the Management Agreement. As of December 31, 2000, the Company was owed by NMC $50,000 pursuant to the terms of the Management Agreement, which was paid in full in the first quarter of 2001.

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

                             UICI AND SUBSIDIARIES

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

  National Motor Club

     As discussed above, on July 27, 2000, the Company sold its 97% interest in NMC Holdings, Inc., the parent company of its National Motor Club of America ("NMC") unit, to an investor group consisting of Jensen family members (including Mr. Jensen) for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. William J. Gedwed (a director of the Company) holds 3% of the issued and outstanding common stock of NMC Holdings, Inc. The Chesapeake Life Insurance Company ("CLICO") (formerly a direct wholly owned subsidiary of the Company) and National Motor Club of America ("NMCA") were previously parties to an administrative service agreement, pursuant to which CLICO agreed to issue life, accident and health insurance polices to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to CLICO certain administrative and recordkeeping services in connection with the NMCA members for whose benefit the policies have been issued. Following the acquisition of CLICO by The MEGA Life and Health Insurance Company ("MEGA") (a wholly-owned insurance subsidiary of the Company) in July 2000, MEGA and NMCA entered into a similar administrative service agreement for a two-year term ending in December 31, 2002. During the year ended December 31, 2001, 2000 and 1999, NMCA paid to MEGA and CLICO insurance premiums in the amount of $2.4 million, $2.6 million and $2.7 million, respectively, pursuant to such arrangements.

     In connection with the sale of NMC in July 2000, NMC entered into a sublease agreement with MEGA, pursuant to which NMC subleased from MEGA approximately 17,000 square feet of office space. During 2001 and 2000, NMC paid to MEGA $287,000 and $144,000 pursuant to the sublease. NMC terminated the sublease arrangement effective November 2001.

     In 2001, NMC paid the Company $334,000 for various printing services.

  Other Jensen Transactions

     In 2001, 2000 and 1999, the Company paid $-0-, $-0- and $28,000, respectively, to United Group Service Center, Inc. (in which Mr. Jensen holds a 100% equity interest) for reimbursement of expenses. In 2001, 2000 and 1999, the Company received $335, $9,000 and $43,000, respectively, from United Group Service Center, Inc., which amounts represent premiums on a stop loss policy issued by MEGA and reimbursement of office expenses.

ACADEMIC MANAGEMENT SERVICES CORP.

     A former president of Academic Management Services Corp. and the former holder of 25% of the equity interest in AMS is a partner in a partnership from which the Company's AMS subsidiary formerly leased office space. During 2000 and 1999, AMS paid $15,000 and $149,000, respectively, under the terms of the lease. AMS terminated the lease on January 13, 2000. AMS also paid $3,000 in 1999, respectively, for facilities services to a property management company, the sole shareholders of which included members of the family of the former AMS officer.

                             UICI AND SUBSIDIARIES

     AMS also utilized the services of a travel agency owned by the former AMS officer and members of his family. During 1999, AMS incurred for the benefit of the travel agency the cost of space and salary and benefits for one agency employee in the amount of $28,000.

     In his capacity as an employee of AMS, the former AMS officer received compensation from AMS in the amount of $239,000 in 1999.

     On August 3, 2001, the Company completed the acquisition from the former AMS officer of the remaining 25% common stock interest in AMS it did not already own for a purchase price of $750,000. For additional consideration, the former AMS officer and certain former employees of AMS agreed, for a three-year period ending in August 2004, not to engage in any business competitive with AMS' tuition installment or student loan servicing businesses. These former executives and their affiliates further agreed to pay to AMS fees in prescribed amounts in connection with the origination and consolidation of certain student loans over a three-year period ending in August 2004.

  TRANSACTIONS WITH PHILLIP A. GRAY

     Prior to April 23, 1999, Phillip A. Gray served as head of the Company's Credit Services division and held a minority interest in United Membership Marketing Group, Ltd. (a former majority owned subsidiary of the Company) ("UMMG"). During 1999 and a portion of 2000, the Company engaged in several transactions with Mr. Gray and business entities controlled by Mr. Gray.

  American Credit Educators, LLC

     Mr. Gray is the controlling member of American Credit Educators, LLC ("ACE"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "ACE" credit cards. During 1999, UCNB made payments to ACE totaling $79.6 million, pursuant to the terms of a Credit Card Merchant Agreement. These payments were for educational materials that were sold by ACE and charged to credit cards issued by UCNB. In addition, during 1999, UCNB paid to ACE cash in the amount of $6.0 million, in satisfaction of certain merchant holdback liabilities, and in 1999 ACE purchased from UCNB certain credit card receivables in the amount of $13.8 million, representing the unpaid balance of the accounts purchased.

     In 1999, ACE paid to UMMG the amount of $16.3 million for fulfillment services and marketing materials.

  American Fair Credit Association, LLC

     Mr. Gray is the controlling member of American Fair Credit Association, LLC ("AFCA"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ has historically marketed its credit support services and "AFCA" credit cards.

     In 2000 and 1999, AFCA paid to UMMG cash in the amount of approximately $4.7 million and $15.3 million, respectively, for fulfillment services and marketing materials. In 1999, AFCA paid to United CreditServ $300,000 for processing fees.

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

                             UICI AND SUBSIDIARIES

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

     As the holders of equity interests in UMMG, in 1999 Mr. Gray received cash dividend distributions in the amount of $6.5 million, another officer of UMMG received $646,000 and the remaining minority holders of equity interests received $537,000, respectively.

     Mr. Gray received additional compensation from UMMG in the amount of $291,000 in 1999.

     In 1997, UMMG advanced to Mr. Gray a loan in the amount of $2.0 million, of which $1.8 million was outstanding at December 31, 1998. The loan bore interest at the annual rate of 7.97%. The loan was repaid in 1999.

  Financial Services Reinsurance, Ltd.

     The Company, Mr. Gray, another officer of UMMG and other individuals (collectively Mr. Gray, the other officer and the other individuals constitute the "Gray Group") hold a 79%, 16.8%, 1.68% and 2.52% equity interest, respectively, in Financial Services Reinsurance Ltd., an offshore re-insurer ("FSR"). In 1992, the Gray Group acquired its collective 21% interest in FSR from OUI for a purchase price of $21,000. As part of the initial acquisition of the Gray Group's 21% interest in FSR, all shareholders of FSR, including the Company and Mr. Gray, contributed additional capital to FSR in an aggregate amount of $900,000, of which Mr. Gray contributed $151,200, the other officer contributed $15,120 and the remaining individuals contributed $22,680. Mr. Gray's and the other officer's capital contributions to FSR were funded by non-recourse loans from the Company to Mr. Gray and the other officer in the amount of $151,200 and $15,120, respectively (the "FSR Capital Loans"), which bore interest at the rate of 6% per annum. Since 1992 and through December 31, 1999, FSR has paid an aggregate of $1.3 million in dividends to the members of the Gray Group, including $1.1 million to Mr. Gray and $106,000 to the other officer. During 1999, FSR distributed cash dividends to Mr. Gray in the amount of $286,000. During 1999, FSR distributed cash dividends to the other officer in the amount of $29,000, respectively. During 1999, FSR distributed cash dividends to the remaining members of the Gray Group in the amount of $14,000 and $25,000. FSR paid no cash dividends to any shareholder (including UICI) in 2000 or 2001.

     At the closing of the April 1999 Buyout, the Company loaned Mr. Gray and the other officer the additional amounts of $859,000 and $251,000, respectively, which loans were added to indebtedness owing to the Company under the FSR Capital Loans. Accordingly, at each of December 31, 2001, 2000 and 1999, Mr. Gray had total indebtedness owing to the Company in the amount of $1.0 million, and the other officer had total indebtedness outstanding owing to the Company in the amount of $267,000, which indebtedness in each case bears interest at 5%-6% per annum, with principal and all accrued interest due and payable on January 1, 2002.

     The Company has the right, which became exercisable on January 1, 2002, to purchase from Mr. Gray and the other officer their respective interests in FSR for a purchase price equal to the outstanding balance plus accrued interest on the Gray Note and the Other Officer Note, respectively.

                             UICI AND SUBSIDIARIES

  ACE/AFCA/Gray Litigation

     The Company is a party to a lawsuit (American Credit Educators, LLC and American Fair Credit Association, Inc. v. UICI and United Credit National Bank, pending in the United States District Court for the District of Colorado), which was initially filed as separate lawsuits in February 2000 by ACE and AFCA, organizations through which United CreditServ formerly marketed its credit card programs. In the suit, plaintiffs initially alleged, among other things, that UCNB breached its agreements with ACE and AFCA, sought injunctive relief and a declaratory judgment and claimed money damages in an indeterminate amount. In a separate suit filed on March 26, 2001 (UICI, United Marketing Membership Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC, pending in the District Court of Dallas County, Texas), the Company sued Philip A. Gray individually and related entities. Company's claims include, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business. (See Note N).

TRANSACTIONS WITH HEALTHAXIS, INC.

     At December 31, 2001, UICI held beneficially 24,674,838 shares of common stock of Healthaxis, Inc. ("HAI") (Nasdaq: HAXS) (including 354,844 shares acquired on May 23, 2001 from a former employee of HAI for a purchase price of $400,000), representing approximately 47% of the issued and outstanding shares of HAI. Of such 24,674,838 shares held by the Company, 8,581,714 shares (representing 16.2% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company had the right to vote such shares. Pursuant to the terms of a Proxy Agreement effective November 7, 2001, the Company has granted to the directors of HAI the right to vote thirty-three and one-third percent (33 1/3%) shares of HAI held by the Company (representing approximately 16.2% of HAI's total issued and outstanding shares) in all matters coming before the Board of Directors for a vote. In addition, the Company holds
(a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and
(d) $1.7 million aggregate principal amount of HAI 2% convertible debentures, which are convertible into an aggregate of 185,185 shares of HAI common stock. HAI is a provider of Internet-enabled, integrated proprietary software applications that address the workflow and processing inefficiencies embedded in the healthcare insurance industry. Until their resignations effective November 7, 2001, Gregory T. Mutz (the President and a director of the Company) and Patrick J. McLaughlin (a director of the Company) served as directors of HAI.

     Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI provides information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. The Services Agreement has an initial five-year term ending on January 3, 2005, which is subject to extension by the Company. The Services Agreement is terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party. The Services Agreement does not constitute a requirements contract, does not prevent UICI from obtaining from other third parties (or providing to itself) any or all of the services currently provided by HAI, and does not limit UICI's right or ability to decrease the demand for services from HAI.

     Pursuant to the terms of the Services Agreement, UICI paid to HAI $20.4 million, $21.0 million and $23.3 million in 2001, 2000 and 1999, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services,

                             UICI AND SUBSIDIARIES
for which UICI paid to HAI $10.1 million, $6.4 million and $3.7 million in 2001, 2000 and 1999, respectively. The aggregate amounts paid by UICI to HAI in 2001, 2000 and 1999, respectively, represented 70%, 63% and 58% of HAI's total revenues of $43.8 million, $43.7 million and $46.2 million in such years. Of total fees paid by the Company to HAI in 2001 and 2000, approximately $5.4 million (or 18%) and $4.9 million (or 16%), respectively, were attributable to services provided to the Company's UICI Administrators unit, which was sold by the Company in January 2002. With a strategic goal of gaining greater control over its information technology resources and development efforts and managing its own information technology staff, the Company continues to seek to reduce its dependence upon HAI for information systems and software development services under the Services Agreement by hiring more of its technology work force directly and by outsourcing and contracting with technology service and software providers other than HAI. Accordingly, the Company believes that overall expenditures to HAI for services in 2002 will be less than such expenditures in 2001 and will likely decline each year thereafter. The Company does not currently intend to renew the Services Agreement when it expires on January 3, 2005.

     At December 31, 2001, 2000 and 1999, UICI had accounts payable to HAI relating to services provided under the Services Agreement in the amount of $3.0 million, $3.0 million and $2.7 million, respectively.

     HAI leases certain facilities from the Company, for which it paid $287,000 in 2000. In 2001, rents of approximately $437,000 were offset against HAI invoices for services HAI provided to the Company. In addition, in 2001 and 2000 HAI paid $-0- and $12,000, respectively, to the Company for medical administration fees and $24,000 and $19,000, respectively, for other shared expenses.

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

  OTHER TRANSACTIONS WITH CERTAIN MEMBERS OF MANAGEMENT

  Transactions with Mr. Mutz

     In January 1999, Gregory T. Mutz was elected President and Chief Executive Officer of the Company. During 1999 Mr. Mutz continued to serve as Chairman of the Board and Co-Chief Executive Officer of AMLI Residential Properties Trust, a publicly-traded real estate investment trust ("AMLI"). At December 31, 2001, 2000 and 1999, the Company held a 10.2%, 10.4% and 14% fully diluted interest, respectively, in AMLI. As Chairman of the Board of AMLI, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which are described in the AMLI proxy statement. In addition, as of December 31, 2001, 2000 and 1999, AMLI had outstanding secured and unsecured loans owing from Mr. Mutz in the aggregate amount of $1.0 million, $2.1 million and $2.1 million, respectively, the proceeds of which had been used to purchase 108,891 shares of AMLI beneficial interest.

     Mr. Mutz also served as chairman of the board of AMLI Commercial Properties Trust ("ACPT"), a private real estate investment trust in which the Company had held a 20% equity interest. Mr. Mutz was the beneficial holder of less than one percent of the issued and outstanding shares of beneficial interest of ACPT. At December 31, 2000 and 1999, ACPT had an outstanding loan owing from Mr. Mutz (or companies affiliated with Mr. Mutz) in the amount of $508,000 and $600,000, respectively, the proceeds of which were used to purchase stock in ACPT. During the year ended December 31, 2001, ACPT sold substantially all of its

                             UICI AND SUBSIDIARIES
assets for an aggregate sale price of approximately $226.3 million, distributed the proceeds and was liquidated in October 2001. In connection with such sale, the Company recognized a gain in the amount of $5.3 million.

     On August 4, 1999, the Company entered into an indemnification agreement with Mr. Mutz, pursuant to which the Company agreed to indemnify Mr. Mutz to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in his capacity as an officer of the Company and/or as an officer and/or director of the Company's subsidiaries.

     UICI Executive Stock Purchase Program. In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), in December 1998 the Company extended a loan to Mr. Mutz in the amount of $3.3 million, the proceeds of which were used to purchase 200,000 shares of Common Stock of the Company at a purchase price of $19.50 per share. The loan bears interest at the rate of 5% per annum, payable quarterly, had a six-year term, and is full recourse to Mr. Mutz. In June 1999, the Company extended an additional loan to Mr. Mutz pursuant to the ESPP in the amount of $429,000, the proceeds of which were used to purchase 20,000 shares of Company Common Stock at a purchase price of $24.45 per share. The loan bears interest at 5.37%, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company granted to Mr. Mutz 107,104 shares of UICI common stock, discharged $1.5 million principal amount of the ESPP loan, and paid to Mr. Mutz a one-time cash bonus in the amount of $1.1 million (which was calculated to reimburse Mr. Mutz for income and other taxes payable upon receipt of the UICI stock and discharge of the portion of the ESPP loan). The terms of the ESPP loans were modified to extend the maturity date to January 1, 2007. See Note O.

     The amount outstanding under Mr. Mutz ESPP loans at December 31, 2001, 2000 and 1999, was $1.3 million, $2.8 million and $3.3 million, respectively.

  Other Loans to Management

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), during 1999 the Company extended loans to Glenn W. Reed (the Company's Executive Vice President and General Counsel), William J. Gedwed (a Director of the Company) and three other former executive officers of the Company in the amounts of $417,000, $203,000 and $592,000, respectively, the proceeds of which were used to purchase Company Common Stock. The loans to Messrs. Reed and Gedwed bear interest at 5.37% per annum and the loans to the former executive officers bear interest at rates ranging from 5.22% to 5.37%. The six-year term loans require quarterly interest payments, had a six-year term, are full recourse to the borrower and are payable in full upon the occurrence of certain events, including the termination of employment. In connection with a separation and consulting arrangement entered into between the Company and one of the former executives in November 1999, the Company released the former executive from liability under his note and the note balance was written off.

     At December 31, 2000, Messrs. Reed, Gedwed, and the former executive officers had outstanding loans payable to the Company under the ESPP in the amounts of $417,000, $203,000, and $362,000, respectively.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company discharged $297,000 and $113,000 principal amount of indebtedness under the ESPP owing by Mr. Reed and one of the former executive officers, respectively, and paid to Mr. Reed and the former executive officer a one-time cash bonus in the amount of $160,000 and $61,000, respectively (which was calculated to reimburse Mr. Reed and the former executive officer for income and other taxes payable upon discharge of the portion of their ESPP loan). The terms of Mr. Reed's and the former executive officer's ESPP loans were modified to extend the maturity date to January 1, 2007. On March 14, 2001, the Company subsequently entered into an agreement with the former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective

                             UICI AND SUBSIDIARIES

February 1, 2001. In accordance with the agreement, the Company agreed to forgive the indebtedness owing by the former officer under the ESPP in the amount of $45,000.

     At December 31, 2001, the amount outstanding under Mr. Reed's ESPP loan was $120,000, the amount outstanding under Mr. Gedwed's ESPP loan was $139,000, and the amount outstanding under the former officer's ESPP loan was $204,000.

  Other Transactions

     On September 1, 1999, the Company entered into separate indemnification agreements with each of Messrs. Reed, Gedwed and a former executive officer pursuant to which the Company agreed to indemnify such officers to the fullest extent permitted by Delaware law from certain liabilities and expenses incurred in their respective capacities as officers of the Company and/or officers and directors of the Company's subsidiaries.

     The Company receives investment management services from investment advisory firms affiliated with two of its directors. During 2001, 2000 and 1999, the Company paid advisory fees in the amount of $307,000, $231,000 and $366,000, respectively, to Emerald Capital Group, Ltd., for which Patrick J. McLaughlin (a director of the Company) serves as a managing director and owner. During 2001, 2000 and 1999, the Company paid investment advisory fees in the amount of $206,000, $145,000 and $140,000, respectively, to The Chicago Trust Company, for which Stuart Bilton (a director of the Company) serves as President and Chief Executive Officer.

     From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, as amended, the Company formally retained the services of Emerald Capital Group, Ltd. for an annual fee of $400,000, payable in monthly installments. During 2001, 2000 and 1999, the Company paid an aggregate of $436,000, $237,000 and $188,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for investment banking and insurance advisory services. Effective March 10, 2000, Mr. McLaughlin elected to forego $100,000 of cash payments otherwise due and owing under the Consulting Agreement in exchange for options to purchase 50,000 shares of Company Common Stock at $6.625 per share.

     The Company and a former officer and director of the Company entered into an agreement, dated as of November 2, 1999, pursuant to which the former officer agreed (a) to resign as a director and as Executive Vice President of the Company, effective November 2, 1999, and (b) to serve as a consultant to the Company for the period ending May 2, 2002, for which the former officer is entitled to a monthly consulting fee in the amount of $12,000 for the term of the agreement. In accordance with the agreement, the former officer received a one-time severance payment in the amount of $120,000 and the Company released the former officer from liability under a promissory note in the principal amount of $230,000, the proceeds of which were used to purchase shares of Common Stock. The Company terminated the consulting arrangement with the former officer effective March 1, 2001, at which time the Company made to the former officer a one-time payment in the amount of $180,000 in accordance with the terms of the agreement.

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note O), during 1999 the Company extended a loan to Mr. McLaughlin in the amount of $44,000, the proceeds of which were used to purchase 2,094 shares of Company Common Stock. The loan bears interest at 5.22% per annum. The loan has a six-year term, requires quarterly interest payments, is full recourse to the borrower, and is payable in full upon the occurrence of certain events. The outstanding balance under the loan, including accrued interest, at December 31, 2000 was $44,000. The loan was paid in full on December 28, 2001.

     Effective December 31, 2000, the Company entered into an agreement with William J. Gedwed (a director of the Company), pursuant to which Mr. Gedwed resigned as an executive officer of the Company

                             UICI AND SUBSIDIARIES
effective December 31, 2000 and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, Mr. Gedwed has also agreed to provide consulting services to MEGA for a two-year term ending December 31, 2002 for an annual fee of $120,000.

     In October 2000, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and various UICI affiliates effective October 27, 2000. In accordance with the agreement, the former officer received a one-time severance payment of $50,000, and the former officer agreed to provide consulting services to UICI for a term ending January 15, 2003 for an aggregate fee of $120,000.

     On March 14, 2001, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, the Company agreed to forgive indebtedness owing by the former officer in the amount of $45,000, and the former officer agreed to provide consulting services to MEGA for a one-year term ending March 31, 2002 for an annual fee of $135,000.

     In accordance with the terms of the Company's ESPP, in May 1999 Messrs. Bilton and Lane (directors of the Company) purchased 2,408 shares and 2,408 shares, respectively, of the Company's Common Stock, at a purchase price equal to 85% of the then market value of such shares. In accordance with the terms of the Company's ESPP, in June 2000 Mr. Mockler (a director of the Company), purchased 2,408 shares of UICI common stock in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At each of December 31, 2001 and 2000, the amount outstanding on Mr. Mockler's note was $8,000.

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

     Effective May 31, 2001, WinterBrook Holdings, Inc. (a wholly-owned subsidiary of the Company) sold its 44% minority interest in Cassidy Employee Benefit Services, LLC ("Cassidy") to Cassidy for $140,000 in cash. The remaining equity holders of Cassidy constituted members of Cassidy management.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

  SECURITIES CLASS ACTION LITIGATION

     As previously disclosed, in December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits alleging, among other things, that the Company's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of the Company's credit card business, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The three cases were subsequently consolidated as Herbert R. Silver, et al. v. UICI et al, which is pending in U.S. District Court for the Northern District of Texas. Plaintiffs purport to represent a class of persons who purchased UICI common stock from February 10, 1999 through December 9, 1999. On June 12, 2000, plaintiffs filed a consolidated amended class action complaint, amending, consolidating and supplementing the allegations made in the original cases.

     On October 10, 2001, the Court denied defendants' motion to dismiss the case, and on December 7, 2001 UICI filed its answer to the second amended consolidated class action complaint. At a required scheduling

                             UICI AND SUBSIDIARIES
meeting held in November 2001, the parties agreed to voluntarily submit the dispute to early mediation, and the parties have designated a mediator and scheduled the mediation for April 2002. Discovery and other pretrial motions have been suspended pending the outcome of the mediation.

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

     By letter dated July 7, 2000, Mr. Jensen submitted a formal proposal to purchase the Company's 80% interest in STP for $15.6 million ("Proposal A") or, alternatively, to purchase for $15.1 million the Company's rights and claim of rights to receive funds held in the registry of the Court in the Sun Litigation ("Proposal B"). As part of either proposal, the Company proposed to terminate and release Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement. As part of Mr. Jensen's proposals, Mr. Jensen offered to indemnify and hold the Company harmless from and against, among other things, (a) the breach of fiduciary duty claim asserted by Sun against the Company and Sun's related claim for attorneys' fees, (b) Sun's claim for attorneys' fees arising out of the distribution issue in the

                             UICI AND SUBSIDIARIES

Sun Litigation, and (c) any and all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP.

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

     On December 21, 2001, the District Court of Dallas County, Texas, approved the terms of a Settlement Agreement and Mutual Release between UICI and each of Richard J. Estell, Vernon Woelke, J. Michael Jaynes, Gary L. Friedman, John E. Allen, Charles T. Prater, Richard T. Mockler, and Robert B. Vlach (collectively, the "Individual Defendants"), on the one hand, and Richard Schappel and Mr. Schappel's counsel, on the other hand. Pursuant to the Settlement Agreement, the parties reached agreement with respect to the payment of attorneys' fees and expenses on termination of the Shareholder Derivative Action, and the Court also entered a Modified Final Judgment in the case, vacating certain findings of fact that formed a part of an earlier ruling by the Court rendered on October 14, 2001.

     The Settlement Agreement and the Modified Final Judgment have the effect of fully and finally resolving the matters in dispute in the Shareholder Derivative Litigation between UICI and the Individual Defendants, on the one hand, and Mr. Schappel, on the other hand. The terms of the settlement did not have a material effect on the results of operations or financial condition of UICI.

     Ronald L. Jensen (the Chairman of the Company and a defendant in the Shareholder Derivative Litigation) is not a party to the Settlement Agreement. In its earlier judgment rendered on October 14, 2001, the Court found that certain statements made by plaintiff in the pleadings in the case were "groundless, false and brought for the purpose of harassment and with the intent to cause harm to or injure" Mr. Jensen and UICI, for which the plaintiff was ordered to pay to Mr. Jensen $5,000 as a judicial sanction in accordance with Texas law. The plaintiff retains the right to appeal, and Mr. Jensen retains the right to defend, that ruling in the Shareholder Derivative Litigation.

                             UICI AND SUBSIDIARIES

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

     In its answer filed on August 15, 2001, the Company asserted numerous defenses to the plaintiffs' remaining claims. UICI and United CreditServ also asserted numerous counterclaims against ACE and AFCA, including, among other things, breach of contract, breach of fiduciary duty, fraud and civil conspiracy, and UICI and UCS have claimed damages in an indeterminate amount. ACE and AFCA have filed a partial motion to dismiss the counterclaims, and the Court has not yet responded to that motion. On January 15, 2002, while the motion to dismiss the counterclaims was pending, UICI and UCS move the Court to amend their counterclaims, and that motion is also pending before the Court.

     In a separate suit filed on March 26, 2001 (UICI, United Marketing Membership Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC., pending in the District Court of Dallas County, Texas), the Company sued Philip
A. Gray individually ("Gray") and related entities. Company's claims include, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business.

     On April 30, 2001, Gray answered and removed the case to the United States District Court for the Northern District of Texas. The Company subsequently moved to remand the case back to Texas state court, which motion is pending before the court.

     The parties have agreed to submit the matters of which the Colorado and Texas litigation are the subject to a mediation scheduled for April 15 and 16, 2002. If that mediation proves unsuccessful, the Company intends to vigorously defend and pursue its counterclaims in the Colorado litigation and its claims in the Texas litigation.

  AMERICAN FAIR CREDIT ASSOCIATION LITIGATION

     As previously disclosed, the Company is one of three named defendants in a class action suit filed in 1997 (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) pending in California state court (the "Mitchell case"), in which plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA"). Plaintiffs also filed a companion case in federal district court in San Francisco

                             UICI AND SUBSIDIARIES
captioned Dadra Mitchell v. BankFirst, N.A., which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The sole defendant in the federal case (the "BankFirst case") is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

  The Mitchell Case

     On April 12, 1999, the California state court in the Mitchell case certified a class of all California residents who entered into a membership contract with AFCA through April 12, 1999.

     In October 2000, the state court in the Mitchell case granted, in part, and denied, in part the joint motions of UICI, AFCA and UMMG to compel arbitration and to narrow the scope of the plaintiff class. The court severed from the class action the claims for recovery of money by way of damages or restitution of class members who joined AFCA after January 1, 1998 and who executed signed arbitration agreements. However, the state court denied UICI's motion to compel arbitration with respect to these class members' claims for injunctive relief and, as a result, their claims for injunctive relief remain part of the class action. With respect to class members who were existing members of AFCA in January of 1998 and who received through the mail an amendment adding arbitration of disputes to their AFCA membership agreement, the state court denied UICI's motion to compel arbitration unless the member also signed a separate arbitration agreement. In addition, the state court clarified that its prior April 12, 1999 order certified a class with respect to all claims pleaded in the complaint, not solely claims under the California Credit Services Act of 1984. The court also narrowed the scope of the class by applying the applicable statutes of limitation.

     On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from the state court's October 2000 orders and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and, consequently, all trial court proceedings in the Mitchell case were stayed. UICI has not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state trial court. Accordingly, at this time, it is unclear whether or not plaintiff will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiff pending the outcome of UICI's appeal.

     On February 22, 2002, the California Court of Appeals heard oral argument on the appeal.

     UICI has not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state court. Accordingly, at this time, it is unclear whether or not plaintiffs will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal.

  The BankFirst Case

     On May 4, 2000, the district court in the BankFirst case granted BankFirst's motion for summary judgment and entered a judgment terminating the case in favor of BankFirst and against plaintiff Mitchell. Plaintiff Mitchell subsequently filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument on the appeal was held on November 6, 2001.

     By Memorandum dated November 21, 2001, the Ninth Circuit affirmed, in part, and vacated, in part, the judgment entered by the district court, and remanded the BankFirst case to the district court for further proceedings. Among other things, the Ninth Circuit held that the district court erred in failing to grant Mitchell's motion for additional discovery pursuant to Rule 56(f) of the Federal Rules of Civil Procedure.

                             UICI AND SUBSIDIARIES

  REINSURANCE LITIGATION

     As previously disclosed, on November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff alleged that it was due the sum of L1,592,358.54 (approximately US $2.3 million as of December 31, 2001) for losses incurred in a health insurance program in the United Kingdom in which Cologne Re was a cedent of reinsurance and MEGA was Cologne Re's retrocessionaire.

     On January 29, 2002, following mediation in London, MEGA and Cologne agreed to a full settlement of the dispute, the terms of which will not have a material adverse effect on the results of operations or financial condition of the Company.

  GOTTSTEIN LITIGATION

     As previously disclosed, UICI, Ronald L. Jensen, and UGA, Inc. were named as defendants in a purported class action lawsuit filed in November 1998 (Gottstein, et al. v. The National Association for the Self-Employed, et al., in the United States District Court for the District of Kansas). The class representatives alleged fraud, conspiracy to commit fraud, breach of fiduciary duty, violation of the Kansas Consumer Protection Act, conspiracy to commit RICO violations, and violation of RICO, all arising out of the concurrent sales of individual health insurance policies underwritten and marketed by PFL Life Insurance Company ("PFL") and memberships in The National Association for the Self-Employed. On February 1, 2001, the court approved a settlement including all potential class members in all states, including Kansas, and the court dismissed the case without prejudice pending execution of the settlement. Final settlement checks were distributed to the class plaintiffs on January 24, 2002. Under the terms of a cost sharing agreement with a unit of AEGON USA, UICI and/or MEGA will be obligated to reimburse the AEGON USA unit for 50% of the cash cost of the settlement. Disposition of the case under the terms of the settlement did not have a material adverse effect upon the results of operations or financial condition of the Company.

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

                             UICI AND SUBSIDIARIES

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

     Plaintiffs initially brought the case in New Mexico state court, and the case was subsequently removed to federal court on the basis of diversity and amount in controversy. Defendants filed an answer denying all claims on July 6, 2001, and the case has been subsequently remanded back to state court. Since this class action suit is in a preliminary stage, no discovery has been conducted with respect to the class issues and the Company is unable at this time to assess its ultimate exposure, if any, in the case.

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

                             UICI AND SUBSIDIARIES

     A substantial number of defendants have been voluntarily dismissed from the case, and several individual defendants have not yet been personally served in the case. In January 2002, the derivative plaintiff agreed to consent to defendants' motion to transfer the case to Texas state court in Dallas. The Court has set a June 17, 2002 trial date.

     UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the case, subject to the defendants' undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company's bylaws.

  ACADEMIC MANAGEMENT SERVICES CORP. CLASS ACTION LITIGATION

     As previously disclosed, Academic Management Services Corp. (formerly known as Educational Finance Group, Inc.) ("AMS") has been named as a party-defendant in a purported class action lawsuit (Timothy A. McCulloch, et al. v. Educational Finance Group, Inc., et al.) filed on June 20, 2001 in the United States District Court for the Southern District of Florida (Miami). On his own behalf and on behalf of an alleged class of similarly situated individuals, plaintiffs have alleged, among other things, that, in connection with the marketing, solicitation and origination of federally-guaranteed Parent Plus student loans, AMS and other defendants purportedly violated the federal Higher Education Act ("HEA"), federal RICO by allegedly committing wire and mail fraud, and Florida tort law by allegedly committing negligence, making negligent misrepresentations, and breaching its fiduciary duty.

     On October 19, 2001, the Court granted AMS' motion to dismiss the case in its entirety. Specifically, the District Court dismissed, with prejudice, plaintiffs' federal HEA and RICO claims and dismissed, without prejudice, plaintiffs' state law claims. The District Court subsequently denied plaintiffs' motion for reconsideration/rehearing. On December 27, 2001, plaintiffs appealed the District Court's ruling and filed an appeal with the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. Plaintiffs also filed a parallel state class action complaint in the Eleventh Judicial Circuit, Dade County, Florida. The state class action complaint asserts essentially the same tort causes of action previously dismissed by the federal District Court and adds a claim alleging violations of the Florida state deceptive trade practices statute. On February 19, 2002, AMS petitioned the court in the state action for a stay pending resolution of the federal action.

     The Company believes that plaintiffs' claims are wholly without merit, and AMS intends to vigorously contest plaintiffs' federal appeal and state class action complaint.

  OTHER LITIGATION MATTERS

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

  OTHER COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 2001 were $7.7 million in 2002, $6.6 million in 2003, $4.1 million in 2004, $2.1 million in 2005, $609,000 in 2006 and none thereafter. Rent expense was $6.3 million, $7.5 million and $9.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                             UICI AND SUBSIDIARIES

     In conjunction with its College Fund Life Insurance Division life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 2001, the Company through its College Fund Life Insurance Division had outstanding commitments to fund student loans for the years 2002 through 2023. The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

                                                                TOTAL      EXPECTED
                                                              COMMITMENT   FUNDING
                                                              ----------   --------
                                                                 (IN THOUSANDS)
2002........................................................  $  194,983   $19,364
2003........................................................     219,424    17,662
2004........................................................     230,972    13,786
2005........................................................     224,203     9,896
2006........................................................     219,513     6,197
2007 and thereafter.........................................     556,640     8,201
                                                              ----------   -------
Total.......................................................  $1,645,735   $75,106
                                                              ==========   =======

     Interest rates on the above commitments are principally variable (national prime plus 2%).

     At each of December 31, 2001 and 2000, the Company had $6.0 million of letters of credit relating to its insurance operations.

NOTE O -- EMPLOYEE AND AGENT STOCK PLANS

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

     On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note (the "Plan Note"), which matures in three years and is secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the "$5.25 ESOP Shares") are held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP are made. It is expected that the Plan Note will be extinguished over a period of approximately two and one-half years ending December 31, 2002 by crediting the Company's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note.

                             UICI AND SUBSIDIARIES

     The Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $7.0 million, $5.0 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Included in the compensation expense is stock appreciation of $3.3 million, $387,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, which is reflected in stock appreciation expense on the Company's consolidated statement of income. The amount classified as stock appreciation expense represents the incremental compensation expense associated with the allocation during the year of $5.25 ESOP Shares to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts the $5.25 ESOP Shares held in the suspense account, the Company will record additional compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

     The Company currently estimates that the remaining 630,000 $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2002. The fair value of the 630,000 unallocated $5.25 ESOP Shares totaled $8.5 million at December 31, 2001.

  AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst, CFLD Association Field Services and CFL Agency.

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

                             UICI AND SUBSIDIARIES

     Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending June 30, 2002, the Company will utilize up to 2,175,000 newly-issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the Agent Plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries will transfer to the Company at $5.25 per share any newly issued shares utilized to fund vested matching credits under the Plans.

     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing commission expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, commission expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share.

     The Company recorded commission expense associated with the Agent Plans in the amount of $6.6 million, $3.0 million and $3.7 million for years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, the Company had recorded approximately 1.6 million unvested matching credits associated with the Agent Plans, of which the Company estimates 470,000 will vest in January 2002.

     The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based commission expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative commission expense may result as the Company adjusts the cumulative liability for unvested stock-based commission expense. Stock-based commission expense is non-cash and will accordingly have no impact on the Company's cash flows or liquidity.

  STOCK OPTION PLANS

     In accordance with the terms of the Company's 1998 Employee Stock Option Plan and the Company's 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8.1 million shares of Company common stock at an exercise price of $15 per share. The options vest in 20% increments in each year, commencing on August 15, 1999 and ending August 15, 2001, and the remaining 40% vest on August 15, 2002. At December 31, 2001 and 2000, options to purchase 2,156,766 shares and 2,429,875 shares, respectively, were outstanding under the 1998 Plans. For years ended December 31, 2001 and 2000, the Company recognized no compensation expense in connection with the 1998 Plans.

     In accordance with the terms of the Company's 1987 Stock Option Plan, as amended (the "1987 Plan"), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve

                             UICI AND SUBSIDIARIES
months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. During the year ended December 31, 2001 and 2000, the Company granted to officers, directors and employees under the 1987 Plan options to purchase an aggregate of 340,609 shares and 713,408 shares, respectively, at an average exercise price of $10.54 and $6.63 per share, respectively, which was equal to the market price at the date of grant.

     In connection with the Company's acquisition of AMLI Realty Co. ("ARC") in 1996, options previously outstanding under the ARC employee stock option plan were converted into the right to receive shares of the Company's common stock. At each of December 31, 2001 and 2000, 60,591 options (at a weighted exercise price per share of $12.72) and 60,591 options (at a weighted exercise price per share of $12.72), respectively, were outstanding under the ARC plan. Options issued under the ARC plan are fully vested.

     Set forth below is a summary of stock option transactions:

                                                           NUMBER OF      AVERAGE OPTION
                                                             SHARES     PRICE PER SHARE($)
                                                           ----------   ------------------
Outstanding options at January 1, 1999...................   6,187,550         15.12
Granted..................................................     147,682         24.94
Canceled.................................................  (1,644,316)        15.00
Exercised................................................    (438,009)        15.00
                                                           ----------
Outstanding options at December 31, 1999.................   4,252,907         15.52
Granted..................................................     713,408          6.63
Canceled.................................................  (1,451,719)        15.03
                                                           ----------
Outstanding options at December 31, 2000.................   3,514,596         13.92
Granted..................................................     340,609         10.54
Canceled.................................................    (579,763)        18.25
Exercised................................................        (500)         6.63
                                                           ----------
Outstanding options at December 31, 2001.................   3,274,942         12.81
                                                           ==========
Options exercisable at December 31,
1999.....................................................     615,034         15.07
2000.....................................................     969,166         15.51
2001.....................................................   1,497,233         13.96

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

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.43%, 6.58% and 5.68%, respectively; dividend yield of -0-% for each of the three years, volatility factor of the expected market price of the Company's common stock of 0.56, 0.49 and 0.42, respectively; and a weighted-average expected life of the option of 5 years for each of the three years. The

                             UICI AND SUBSIDIARIES
weighted average grant date fair value per share of stock options issued in 2001, 2000 and 1999 was $5.70, $3.45 and $11.07, respectively.

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

                                                        2001       2000       1999
                                                       -------   --------   ---------
                                                           (DOLLARS IN THOUSANDS
                                                         EXCEPT PER SHARE AMOUNTS)
Pro forma income (loss):
  Income from continuing operations..................  $44,433   $ 30,312   $  35,666
  Loss from discontinued operations..................   (5,466)   (26,285)   (181,696)
                                                       -------   --------   ---------
     Net income (loss)...............................  $38,967   $  4,027   $(146,030)
                                                       =======   ========   =========
Pro forma earnings (loss) per common share:
  Basic earnings (loss):
  From continuing operations.........................  $  0.96   $   0.65   $    0.76
  Loss from discontinued operations..................    (0.12)     (0.56)      (3.92)
                                                       -------   --------   ---------
     Net income (loss)...............................  $  0.84   $   0.09   $   (3.16)
                                                       =======   ========   =========
Diluted earnings (loss):
  From continuing operations.........................  $  0.92   $   0.63   $    0.74
  Loss from discontinued operations..................    (0.11)     (0.55)      (3.80)
                                                       -------   --------   ---------
     Net income (loss)...............................  $  0.81   $   0.08   $   (3.06)
                                                       =======   ========   =========

  RESTRICTED STOCK GRANTS

     In 2001 and 2000, the Company issued an aggregate of 109,250 and 56,459 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $6.63 and $7.58, respectively. Until the lapse of certain restrictions generally extending over a two year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture.

  UICI EXECUTIVE STOCK PURCHASE PROGRAM

     To encourage the ownership of UICI Common Stock among directors and key executives, in December 1998 the Company adopted the UICI Executive Stock Purchase Program (the "ESPP"). Pursuant to the ESPP, the directors and selected executives of UICI were offered the opportunity, in the alternative, to either purchase shares of UICI common stock at a purchase price equal to 85% of the then-prevailing market price

                             UICI AND SUBSIDIARIES
per share (the "Discount Option"), or purchase shares of common stock at 100% of the then fair market value, such purchase to be financed by the executive to the extent of $3.00 per share and by UICI to the extent of the balance (the "Loan Option").

     In the case of the Loan Option, UICI agreed to finance the balance of the purchase price by accepting delivery of a full recourse, five-year promissory note bearing interest at the rate of the greater of the then-prevailing Fed funds rate or 5% per annum to be paid quarterly in arrears. In addition to the foregoing, with respect to each of Discount Option and the Loan Option, UICI offered to issue to the executives on a one-for-one basis stock options to purchase UICI common stock exercisable at the then-prevailing market price per share. Options so issued were to be governed by the terms of UICI's Amended and Restated 1987 Stock Option Plan.

     A total of 24 current executives and outside directors elected pursuant to the ESPP to purchase an aggregate of 308,422 shares of UICI common stock, of which an aggregate of 9,878 shares were purchased pursuant to the Discount Option at a weighted average purchase price of $22.67 per share and 298,544 shares were purchased pursuant to the Loan Option at a weighted average purchase price of $21.26 per share. As part of the ESPP, the Company issued an aggregate of 308,422 options to purchase UICI common stock at a weighted average exercise price of $21.40 per share. Current executives and directors had indebtedness outstanding owing to the Company under the Loan Option at December 31, 2000 in the aggregate amount of $4.4 million (including $2.8 million payable by Gregory
T. Mutz, the Company's President and Chief Executive Officer).

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

                             UICI AND SUBSIDIARIES

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

     Upon the issuance of the UICI shares and the discharge of indebtedness in January 2001, executives/directors recognized immediate income for federal tax purposes and UICI became entitled to an immediate deduction and tax benefit in a corresponding amount. In order to afford participants a means to pay their tax, UICI transferred to participants the benefit of UICI's tax savings by paying a cash tax "gross-up" payment to affected participants in the aggregate amount of $1.7 million.

     Reflecting the modifications to the ESPP made in January 2001, current executives and directors had indebtedness outstanding owing to the Company at December 31, 2001 in the aggregate amount of $1.9 million (including $1.3 million payable by Gregory T. Mutz, the Company's President and Chief Executive Officer).

     In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax. The 118,158 shares of UICI common stock issued to participants were issued from treasury shares.

  OTHER COMPENSATION PLANS

     Effective August 15, 1998, the Company's Chairman agreed to contribute the value of 100,000 shares of UICI stock to all agents and employees of UICI and certain others as of August 15, 1998. The value of these shares vest at August 15, 2002. The value of these shares will be distributed in cash per capita at the time of vesting to those employees and agents who were employed or engaged by the Company on August 15, 1998 and remain employed or engaged on the vesting date. At December 31, 2001, the Company's liability for this compensation was $1.1 million.

     In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2001, the Company's liability for this compensation was $731,000.

NOTE P -- INVESTMENT ANNUITY SEGREGATED ACCOUNTS

     The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $234.5 million and $244.0 million at December 31, 2001 and 2000, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

                             UICI AND SUBSIDIARIES

NOTE Q -- SEGMENT INFORMATION

     The Company's operating segments include the following: (i) Insurance Segment, which includes the businesses of the Self Employed Agency Division, the Student Insurance Division, the Life Insurance Division (formerly the Company's OKC Division), the Senior Market Division and the National Motor Club Division (until sold on July 27, 2000); (ii) Financial Services Segment, which includes the businesses of Academic Management Services Corp., the Company's investment in Healthaxis, Inc., the business of the Company's Third Party Administration ("TPA") unit, and (iii) Other Key Factors.

     Other Key Factors include investment income not allocated to the other segments, interest expense on corporate debt, general expenses relating to corporate operations, the AMLI operations, variable stock compensation, goodwill amortization, and realized gains or losses on sale of investments. Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements that are generally at cost. Financial information by operating segment for revenues, income from continuing operations before federal income taxes and assets is summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
                                                              (IN THOUSANDS)
Revenues
Insurance:
  Self Employed Agency............................  $  700,407   $  566,385   $566,847
  Student Insurance...............................     126,139      111,476    107,975
  Life Insurance Division.........................      94,898       92,425     94,135
  Senior Market...................................           5           --         --
  National Motor Club.............................          --       21,697     27,806
                                                    ----------   ----------   --------
                                                       921,449      791,983    796,763
                                                    ----------   ----------   --------
Financial Services:
  Academic Management Services....................     133,657      154,250    104,592
  Third Party Administration......................      24,250       18,548     46,184
  Gain on HealthAxis.com shares...................          --       26,300         --
                                                    ----------   ----------   --------
                                                       157,907      199,098    150,776
                                                    ----------   ----------   --------
Other Key Factors.................................      29,895       33,035     37,914
Intersegment Eliminations.........................      (2,668)      (4,461)   (31,274)
                                                    ----------   ----------   --------
          Total revenues..........................  $1,106,583   $1,019,655   $954,179
                                                    ==========   ==========   ========

                             UICI AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    ----------   ----------   --------
                                                              (IN THOUSANDS)
Income (loss) from continuing operations before
  federal income taxes
Insurance:
  Self Employed Agency............................  $   74,849   $   70,905   $ 50,415
  Student Insurance...............................       4,022       (1,877)        49
  Life Insurance Division.........................       7,363       13,132     17,405
  Senior Market...................................      (2,112)          --         --
  National Motor Club.............................          --        2,471      3,200
                                                    ----------   ----------   --------
                                                        84,122       84,631     71,069
                                                    ----------   ----------   --------
Financial Services:
  Academic Management Services....................       5,413      (24,640)   (19,938)
  Third Party Administration......................      (2,099)      (1,668)     2,322
  Gain on sale of HealthAxis.com shares...........          --       26,300         --
  Equity in Healthaxis, Inc. operating loss.......     (10,597)     (15,623)        --
                                                    ----------   ----------   --------
                                                        (7,283)     (15,631)   (17,616)
                                                    ----------   ----------   --------
Other Key Factors.................................
  Investment income on equity, realized gains and
     losses, general corporate expenses and other
     including interest on non-student loan
     indebtedness)................................       2,940        9,631      7,623
  Variable stock compensation.....................      (7,293)      (5,300)        --
  Goodwill amortization...........................      (6,263)      (6,193)    (6,279)
                                                    ----------   ----------   --------
                                                       (10,616)      (1,862)     1,344
                                                    ----------   ----------   --------
          Total income from continuing operations
            before federal income taxes...........  $   66,223   $   67,138   $ 54,797
                                                    ==========   ==========   ========

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                                              -----------------------
Assets
Insurance:
  Self Employed Agency......................................  $  613,884   $  465,112
  Student Insurance.........................................     100,978       81,663
  Life Insurance Division...................................     771,143      690,424
  Senior Market.............................................          --           --
                                                              ----------   ----------
                                                               1,486,005    1,237,199
                                                              ----------   ----------

                             UICI AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                                              -----------------------
Financial Services:
  Academic Management Services..............................   1,557,434    1,479,217
  Third Party Administration................................       4,652        6,392
  Investment in Healthaxis, Inc. ...........................       8,278       18,442
                                                              ----------   ----------
                                                               1,570,364    1,504,051
                                                              ----------   ----------
Other Key Factors:
  General corporate and other...............................     143,505       87,865
  Goodwill..................................................      86,010      160,733
                                                              ----------   ----------
                                                                 229,515      248,598
                                                              ----------   ----------
     Total assets from continuing operations................  $3,285,884   $2,989,848
                                                              ==========   ==========

NOTE R -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2001       2000       1999
                                                       -------   --------   ---------
                                                               (IN THOUSANDS
                                                         EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available to
     common shareholders.............................  $48,358   $ 32,018   $  35,814
  Loss from discontinued operations..................   (5,466)   (26,285)   (181,696)
                                                       -------   --------   ---------
  Net income (loss)..................................  $42,892   $  5,733   $(145,882)
                                                       =======   ========   =========
Weighted average shares outstanding
  (thousands) -- basic earnings (loss) per share.....   46,628     46,573      46,326
Effect of dilutive securities:
Employee stock options and other shares (see Note
  N).................................................    1,289      1,193       1,504
                                                       -------   --------   ---------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share..........................   47,917     47,766      47,830
                                                       -------   --------   ---------
Basic earnings (loss) per share
  Income from continuing operations..................  $  1.04   $   0.68   $    0.77
  Loss from discontinued operations..................    (0.12)     (0.56)      (3.92)
                                                       -------   --------   ---------
  Net income (loss)..................................  $  0.92   $   0.12   $   (3.15)
                                                       =======   ========   =========
Diluted earnings (loss) per share Income from
  continuing operations..............................  $  1.01   $   0.67   $    0.75
  Loss from discontinued operations..................    (0.11)     (0.55)      (3.80)
                                                       -------   --------   ---------
  Net income (loss)..................................  $  0.90   $   0.12   $   (3.05)
                                                       =======   ========   =========

                             UICI AND SUBSIDIARIES

NOTE S -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2001, 2000 and 1999:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Amortization of deferred policy acquisition costs....  $ 37,395   $ 22,325   $ 31,706
Commissions..........................................    74,844     64,284     58,199
Administrative expenses..............................   159,413    135,768    119,363
Premium taxes........................................    22,151     16,987     15,794
                                                       --------   --------   --------
                                                       $293,803   $239,364   $225,062
                                                       ========   ========   ========

NOTE T -- SUBSEQUENT EVENTS

     On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA unit. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). The Company recognized no gain or loss on the sale of UICI Administrators, Inc. in 2002.

     On January 17, 2002 the Company completed the purchase of a 50% interest in SeniorsFirst, a Dallas-based career agency specializing in the sale of long term care and Medicare supplement insurance products. The Company acquired SeniorsFirst for a cash purchase price of $8.1 million.

     Effective February 28, 2002, the Company acquired all of the outstanding capital stock of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (the "STAR Companies"), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the STAR program will be issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired the STAR Companies for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future performance of the STAR Companies over the period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and will be payable by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012.

                                                                     SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             UICI (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS

Investments:
  Investments in and advances to subsidiaries*..............   $524,065     $474,368
  Investment in Healthaxis, Inc. ...........................         --       10,112
                                                               --------     --------
          Total Investments.................................    524,065      484,480
Cash and cash equivalents...................................     57,277       17,009
Refundable income taxes.....................................      6,663       17,704
Deferred income tax.........................................      2,705       20,333
Other.......................................................      4,970        3,126
                                                               --------     --------
                                                               $595,680     $542,652
                                                               ========     ========

                                     LIABILITIES

Accrued expenses and other liabilities......................   $  5,883     $ 21,119
Short-term debt.............................................      5,951        5,951
Long-term debt..............................................     13,401       19,352
Payable to Related Party-short term.........................         --       18,954
Net liabilities of discontinued operations..................     35,873       30,171
                                                               --------     --------
                                                                 61,108       95,547

                                STOCKHOLDERS' EQUITY

Common stock................................................        494          483
Additional paid-in capital..................................    201,328      183,162
Accumulated other comprehensive income (loss)...............     30,294      (10,068)
Retained earnings...........................................    317,169      274,277
Treasury stock..............................................    (14,713)        (749)
                                                               --------     --------
                                                                534,572      447,105
                                                               --------     --------
                                                               $595,680     $542,652
                                                               ========     ========

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Income:
  Dividends from subsidiaries*..............................  $ 56,858   $ 37,982   $  49,066
  Interest income (includes amounts received from related
     parties of $-0-, $875 and $-0-, in 2001, 2000 and 1999,
     respectively)..........................................     1,001      3,893       3,174
  Interest and other income from subsidiaries*..............     1,156      1,499       6,515
  Gain (loss) on sale of investments........................        57        779        (403)
  Gain on sale of HealthAxis.com shares.....................        --     26,300          --
  Fees and other income (includes amounts received from
     related parties of $-0-, $-0- and $33, in 2001, 2000
     and 1999, respectively)................................        77        354       1,423
                                                              --------   --------   ---------
                                                                59,149     70,807      59,775
                                                              --------   --------   ---------
Expenses:
  General and administrative expenses (includes amounts paid to related parties of $1,694, $348 and $317, in 2001,
     2000 and 1999, respectively)...........................    13,803     15,430      21,658
  Loss on unconsolidated subsidiary.........................    10,597     15,624          --
  Interest expense (includes amounts paid to related parties of $98, $4,559 and $-0-, in 2001, 2000 and 1999,
     respectively)..........................................     2,474      5,902       7,067
                                                              --------   --------   ---------
                                                                26,874     36,956      28,725
                                                              --------   --------   ---------
Income before equity in undistributed earnings of
  subsidiaries and federal income taxes (benefit)...........    32,275     33,851      31,050
Equity in undistributed earnings of continuing operations...     3,820     (2,579)     (1,609)
                                                              --------   --------   ---------
Income before federal income taxes (benefit)................    36,095     31,272      29,441
Federal income tax benefit..................................   (12,263)      (746)     (6,373)
                                                              --------   --------   ---------
Income from continuing operations...........................    48,358     32,018      35,814
Loss from discontinued operations...........................    (5,466)   (26,285)   (181,696)
                                                              --------   --------   ---------
Net income (loss)...........................................  $ 42,892   $  5,733   $(145,882)
                                                              ========   ========   =========

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income (loss).........................................  $ 42,892   $   5,733   $(145,882)
  Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
     Equity in undistributed loss of subsidiaries of
       discontinued operations..............................     5,466      26,285     181,696
     Equity in undistributed earnings of continuing
       operations...........................................       389       8,445       5,523
     (Gains) losses on sale of investments..................       (57)    (27,079)        403
     Decrease (increase) in other receivables...............     2,257         635      (2,649)
     Increase (decrease) in accrued expenses and other
       liabilities..........................................   (15,356)      5,956      16,625
     Deferred income taxes (benefit)........................    (3,979)     33,728      (3,901)
     Increase in federal income taxes payable...............    11,041      18,205         139
     Operating loss of Healthaxis, Inc. ....................    10,597      15,623          --
     Other items, net.......................................    (1,242)      3,759       8,847
                                                              --------   ---------   ---------
     Cash provided by continuing operations.................    52,008      91,290      60,801
     Amounts (contributed to) received from discontinued
       operations...........................................    12,965    (176,393)     (8,115)
                                                              --------   ---------   ---------
          Net cash Provided by (Used in) Operating
            Activities......................................    64,973     (85,103)     52,686
                                                              --------   ---------   ---------
INVESTING ACTIVITIES
  Purchase of subsidiaries..................................        --      (4,481)         --
  Sale of subsidiaries and assets...........................        --      45,939          --
  Purchase of minority interest.............................        (8)         --        (878)
  (Increase) decrease of investments in and advances to
     subsidiaries...........................................      (771)     39,973     (91,037)
  Sale of two million shares of HealthAxis.com..............                30,000          --
  Net decrease (increase) in other investments..............      (433)      3,001       9,217
  Decrease (increase) in agents' receivables................        --      11,145        (676)
                                                              --------   ---------   ---------
          Net cash Provided by (Used in) Investing
            Activities......................................    (1,212)    125,577     (83,374)
                                                              --------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds of notes payable.................................        --      10,000     115,000
  Repayment of notes payable................................    (5,951)   (104,451)    (43,950)
  Proceeds of payable to related party......................        --     146,000          --
  Repayment of payable to related party.....................   (18,954)   (127,046)         --
  Proceeds from capital contribution........................        --       8,556      10,129
  Sale (purchase) of treasury stock.........................   (13,963)      3,979      (4,729)
  Other changes in equity...................................    15,375          17      (7,760)
                                                              --------   ---------   ---------
          Net cash Provided by (Used in) Financing
            Activities......................................   (23,493)    (62,945)     68,690
                                                              --------   ---------   ---------
          Increase (decrease) in Cash.......................    40,268     (22,471)     38,002
          Cash and cash equivalents at Beginning of
            Period..........................................    17,009      39,480       1,478
                                                              --------   ---------   ---------
          Cash and cash equivalents at End of Period........  $ 57,277   $  17,009   $  39,480
                                                              ========   =========   =========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                    COL. A                         COL. B          COL. C         COL. D       COL. E
                    ------                       -----------   ---------------   --------   ------------
                                                                FUTURE POLICY
                                                  DEFERRED        BENEFITS
                                                   POLICY      LOSSES, CLAIMS,
                                                 ACQUISITION      AND LOSS       UNEARNED   POLICYHOLDER
                                                    COSTS         EXPENSES       PREMIUMS      FUNDS
                                                 -----------   ---------------   --------   ------------
                                                                     (IN THOUSANDS)
December 31, 2001:
  Self Employed Agency........................     $30,358        $391,453       $48,330      $10,479
  Student Insurance...........................       3,880          34,623        32,883           --
  Life Insurance Division.....................      39,690         351,232        14,186        8,175
  Senior Market...............................          --              --            --           --
                                                   -------        --------       -------      -------
          Total...............................     $73,928        $777,308       $95,399      $18,654
                                                   =======        ========       =======      =======
December 31, 2000:
  Self Employed Agency........................     $20,628        $271,439       $35,538      $ 7,998
  Student Insurance...........................       2,924          25,206        31,779           --
  Life Insurance Division.....................      44,573         413,346        27,204        9,929
  National Motor Club.........................          --           1,587           606           --
                                                   -------        --------       -------      -------
          Total...............................     $68,125        $711,578       $95,127      $17,927
                                                   =======        ========       =======      =======
December 31, 1999:
  Self Employed Agency........................     $17,313        $256,434       $33,762      $ 8,016
  Student Insurance...........................       2,862          24,543        27,954           --
  Life Insurance Division.....................      48,550         443,575        30,278       11,074
  National Motor Club.........................          --           1,658         4,104           --
                                                   -------        --------       -------      -------
          Total...............................     $68,725        $726,210       $96,098      $19,090
                                                   =======        ========       =======      =======

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                              COL. F      COL. G       COL. H         COL. I        COL. J      COL. K
                             --------   ----------   -----------   ------------   ----------   --------
                                                      BENEFITS,    AMORTIZATION
                                                       CLAIMS      OF DEFERRED
                                                     LOSSES, AND      POLICY        OTHER
                             PREMIUM    INVESTMENT   SETTLEMENT    ACQUISITION    OPERATING    PREMIUMS
                             REVENUE     INCOME*      EXPENSES        COSTS       EXPENSES**   WRITTEN
                             --------   ----------   -----------   ------------   ----------   --------
                                                           (IN THOUSANDS)
2001:
  Self Employed Agency.....  $649,996    $22,359      $387,801       $21,850       $187,855
  Student Insurance........   121,513      3,315        91,292         3,824         25,690
  Life Insurance
     Division..............    60,537     32,176        51,876        11,721         21,753
  Senior Market............        --         --            --            --          2,112
                             --------    -------      --------       -------       --------
                             $832,046    $57,850      $530,969       $37,395       $237,410    $832,318
                             ========    =======      ========       =======       ========    ========
2000:
  Self Employed Agency.....  $521,077    $20,899      $314,963       $ 8,573       $147,535
  Student Insurance........   107,367      2,870        83,272            25         28,817
  Life Insurance
     Division..............    57,731     27,889        39,576        13,727         19,185
  National Motor Club......     2,050        115         1,893            --             47
                             --------    -------      --------       -------       --------
                             $688,225    $51,773      $439,704       $22,325       $195,584    $687,254
                             ========    =======      ========       =======       ========    ========
1999:
  Self Employed Agency.....  $526,225    $19,251      $349,472       $14,327       $131,262
  Student Insurance........   103,633      2,768        78,807           349         27,196
  Life Insurance
     Division..............    57,283     29,579        39,623        13,496         16,338
  National Motor Club......     2,691        153         2,371         3,534             71
                             --------    -------      --------       -------       --------
                             $689,832    $51,751      $470,273       $31,706       $174,867    $681,786
                             ========    =======      ========       =======       ========    ========

---------------

 * Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

** Other operating expenses includes other income for the respective segment.

                                                                     SCHEDULE IV

                                      UICI
                                AND SUBSIDIARIES

                                  REINSURANCE

                                                                                        PERCENTAGE
                                                                                        OF AMOUNT
                                        GROSS                                            ASSUMED
                                        AMOUNT       CEDED      ASSUMED    NET AMOUNT     TO NET
                                      ----------   ----------   --------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Year Ended December 31, 2001
  Life insurance in force...........  $4,093,064   $  634,591   $486,978   $3,945,451      12.3%
                                      ==========   ==========   ========   ==========      ====
Premiums:
  Life insurance....................  $   33,887   $    4,132   $  4,924   $   34,679      14.2%
  Health insurance..................     768,387       26,250     55,230      797,367       6.9%
                                      ----------   ----------   --------   ----------
                                      $  802,274   $   30,382   $ 60,154   $  832,046
                                      ==========   ==========   ========   ==========
Year Ended December 31, 2000
  Life insurance in force...........  $4,435,571   $  863,540   $474,935   $4,046,966      11.7%
                                      ==========   ==========   ========   ==========      ====
Premiums:
  Life insurance....................  $   38,476   $    6,286   $  4,624   $   36,814      12.6%
  Health insurance..................     571,980       12,293     91,724      651,411      14.1%
                                      ----------   ----------   --------   ----------
                                      $  610,456   $   18,579   $ 96,348   $  688,225
                                      ==========   ==========   ========   ==========
Year Ended December 31, 1999
  Life insurance in force...........  $5,297,143   $1,077,048   $501,703   $4,721,798      10.6%
                                      ==========   ==========   ========   ==========      ====
Premiums:
  Life insurance....................  $   44,053   $    9,278   $  5,516   $   40,291      13.7%
  Health insurance..................     539,985       17,286    126,842      649,541      19.5%
                                      ----------   ----------   --------   ----------
                                      $  584,038   $   26,564   $132,358   $  689,832
                                      ==========   ==========   ========   ==========

                                                                      SCHEDULE V

                                      UICI
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    INCREASE   RECOVERIES/   DEDUCTIONS/
                                           BALANCE AT   ADDITIONS      IN        AMOUNTS       BALANCE
                                           BEGINNING    COST AND    CARRYING     CHARGED      AT END OF
                                           OF PERIOD    EXPENSES     VALUE         OFF         PERIOD
                                           ----------   ---------   --------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Allowance for losses:
Year ended December 31, 2001:
  Agents' receivables....................    $1,383      $1,555     $    --      $  (984)      $1,954
  Mortgage and collateral loans..........     1,701          --        (500)          --        1,201
  Student loans..........................     7,473       2,263      (5,235)        (916)       3,585
  Real estate............................     1,083          --          --           --        1,083
Year ended December 31, 2000:
  Agents' receivables....................    $1,982      $1,264     $    --      $(1,863)      $1,383
  Mortgage and collateral loans..........     1,701          --          --           --        1,701
  Student loans..........................     2,252       5,388          --         (167)       7,473
  Real estate............................     1,083          --          --           --        1,083
Year Ended December 31, 1999:
  Agents' receivables....................    $  483      $1,851     $    --      $  (352)      $1,982
  Mortgage and collateral loans..........     1,701          --          --           --        1,701
  Student loans..........................       935       1,317          --           --        2,252
  Real estate............................     1,083          --          --           --        1,083

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 2         --  Plan of Reorganization of United Group Insurance Company, as
               subsidiary of United Group Companies, Inc. and Plan and
               Agreement of Merger of United Group Companies, Inc. into
               United Insurance Companies, Inc., filed as Exhibit 2-1 to
               the Registration Statement on Form S-1, File No. 33-2998,
               filed with the Securities and Exchange Commission on January
               30, 1986 and incorporated by reference herein.
 3.1(A)    --  Certificate of Incorporation of UICI, as amended, filed as
               Exhibit 4.1 (a) to Registration Statement on Form S-8, File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
 3.2(A)    --  Restated By-Laws, as amended, of the Company, filed as
               Exhibit 4.1(b) to Registration Statement on Form S-8 File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
10.1(B)    --  Reinsurance Agreement between AEGON USA Companies and UICI
               Companies Effective January 1, 1995, as amended through
               November 21, 1995 and incorporated by reference herein.
10.1(C)    --  Amendment No. 3 to Reinsurance Agreement between AEGON USA
               Companies and UICI Companies effective April 1, 1996, and
               filed as Exhibit 10.1 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320), and
               incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and
               UICI Companies effective January 1, 1995, as amended through
               November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No.
               0-14320), filed on March 29, 1996, and incorporated by
               reference herein.
10.2       --  Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.3       --  Agreement for acquisition of capital stock of Mark Twain
               Life Insurance Corporation by Mr. Ronald L. Jensen, filed as
               Exhibit 10-4 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.3(A)    --  Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as
               Exhibit 10-4(A) to Amendment No. 1 to Registration Statement
               on Form S-1, File No. 33-2998, filed with the Securities and
               Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4       --  Agreement for acquisition of capital stock of Mid-West
               National Life Insurance Company of Tennessee by the Company
               filed as Exhibit 2 to the Report on Form 8-K of the Company,
               File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10.5(A)    --  Stock Purchase Agreement, dated July 1, 1986, among the
               Company, Charles E. Stuart and Stuart Holding Company, as
               amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.5(B)    --  Acquisition Agreement, dated July 7, 1986 between Associated
               Companies, Inc. and the Company, together with exhibits
               thereto, filed as Exhibit (c)(2) to Statement on Schedule
               14D-1 and Amendment No. 1 to Schedule 13D, filed with the
               Securities and Exchange Commission on July 14, 1986 and
               incorporated by reference herein.
10.5(C)    --  Offer to Purchase, filed as Exhibit (a)(1) to Statement on
               Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed
               with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.6       --  Agreement for acquisition of capital stock of Life Insurance
               Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 27, 1987 and
               incorporated by reference herein.
10.7       --  Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.8       --  Form of Subscription Agreement for 1985 Offering, filed as
               Exhibit 10-7 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.9       --  Repurchase Agreement between Life Investors Inc., UGIC,
               Ronald Jensen and Keith Wood dated January 6, 1984, filed as
               Exhibit 10-8 to Registration Statement on Form S-1, File No.
               33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10      --  Treaty of Assumption and Bulk Reinsurance Agreement for
               acquisition of certain assets and liabilities of Keystone
               Life Insurance Company, filed as Exhibit 10.10 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.11      --  Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and
               certain other assets, filed as Exhibit 10.11 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.12      --  United Insurance Companies, Inc. 1987 Stock Option Plan,
               included with the 1988 Proxy Statement filed with the
               Securities and Exchange Commission on April 25, 1988 and
               incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30,
               1989 and incorporated by reference herein.
10.13      --  Amendment to the United Insurance Companies, Inc. 1987 Stock
               Option Plan, filed as Exhibit 10.13 to the 1988 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 30, 1989 and
               incorporated by reference herein.
10.14      --  UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as exhibit 10.1 to Form
               10-Q dated March 31, 1999, (File No. 0-14320), and
               incorporated by reference herein.
10.15      --  Amendment to Stock Purchase Agreement between American
               Capital Insurance Company and United Insurance Companies,
               Inc., filed as Exhibit 10.15 to the 1988 Annual Report on
               Form 10-K, File No. 0-14320, filed with the Securities and
               Exchange Commission on March 30, 1989 and incorporated by
               reference herein.
10.16      --  Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life
               Insurance Company, the Arizona Life and Disability Insurance
               Guaranty Fund and United Group Insurance Company, as
               modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as
               Exhibit 2 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.17      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United,
               Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.18      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake
               Life Insurance Company and Mid-West National Life Insurance
               Company of Tennessee, filed as Exhibit 4 to Schedule 13D,
               File No. 0-14320 filed with the Securities and Exchange
               Commission on September 3, 1991 and incorporated by
               reference herein.
10.19      --  Second Agreement of Modification to Agreement of
               Substitution and Assumption Reinsurance dated as of November
               15, 1991 among Farm and Home Life Insurance Company, United
               Group Insurance Company, and the Arizona Life and Disability
               Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No.
               1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein. This agreement refers to a
               Modification Agreement dated September 12, 1991. The
               preliminary agreement included in the initial statement was originally dated August 26, 1991.
10.20      --  Addendum to Agreement of Substitution and Assumption
               Reinsurance dated as of November 22, 1991 among United Group
               Insurance Company, Farm and Home Life Insurance Company, and
               the Arizona Life and Disability Insurance Guaranty Fund,
               filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File
               No. 0-14320 filed with the Securities and Exchange
               Commission on February 5, 1992 and incorporated by reference herein.
10.21      --  Modification Agreement dated November 15, 1991 between First
               United, Inc., Underwriters National Assurance Company, and
               Farm and Home Life Insurance Company, The MEGA Life and
               Health Insurance Company, and the Insurance Commissioner of
               the State of Indiana, and filed as Exhibit 3 to Amendment
               No. 1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein.
10.22      --  Agreement of Reinsurance and Assumption dated December 14,
               1992 by and among Mutual Security Life Insurance Company, in
               Liquidation, National Organization of Life and Health
               Insurance Guaranty Associations, and The MEGA Life and
               Health Insurance Company, and filed as Exhibit 2 to the
               Company's Report on Form 8-K dated March 29, 1993, (File No.
               0-14320), and incorporated by reference herein.
10.23      --  Acquisition Agreement dated January 15, 1993 by and between
               United Insurance Companies, Inc. and Southern Educators Life
               Insurance Company, and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.24      --  Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance
               Companies, Inc. and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.25      --  Stock Purchase Agreement by and among United Insurance
               Companies, Inc. and United Group Insurance Company and
               Landmark Land Company of Oklahoma, Inc. dated January 6,
               1994, and filed as Exhibit 10.27 to Form 10-Q dated March
               31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.26      --  Private Placement Agreement dated June 1, 1994 of 8.75%
               Senior Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's
               Report on Form 8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
10.27      --  Asset Purchase Agreement between UICI Companies and PFL Life
               Insurance Company, Bankers United Life Assurance Company,
               Life Investors Insurance Company of America and Monumental
               Life Insurance Company and Money Services, Inc. effective
               April 1, 1996, as filed as Exhibit 10.2 to the Company's
               Report on Form 8-K dated April 1, 1996 (File No. 0-14320)
               and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.28      --  General Agent's Agreement between Mid-West National Life
               Insurance Company of Tennessee and United Group Association,
               Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company's Report on Form 8-K dated April 1, 1996 (File
               No. 0-14320), and incorporated by reference herein.
10.29      --  General Agent's Agreement between The MEGA Life and Health
               Insurance Company and United Group Association, Inc.
               Effective April 1, 1996, and filed as Exhibit 10.4 to the
               Company's Report on Form 8-K dated April 1, 1996 (File No.
               0-14320) and incorporated by reference herein.
10.30      --  Agreement between United Group Association, Inc. and
               Cornerstone Marketing of America effective April 1, 1996,
               and filed as Exhibit 10.5 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320) and
               incorporated by reference herein.
10.31      --  Stock exchange agreement dated October 1996 by and between
               Amli Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as
               Exhibit 10.31 to the Registration Statement on Form S-3 File
               No. 333-23899 filed with the Securities and Exchange
               Commission on April 25, 1997 and incorporated by reference herein.
10.32      --  Agreement dated December 6, 1997 by and between UICI, UICI
               Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S.
               Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937
               filed with the Securities and Exchange Commission on
               December 22, 1997 and incorporated by reference herein.
10.33      --  Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational
               Finance Group, Inc. filed as exhibit 10.1 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.34      --  Loan Agreement among UICI, Bank of America, as
               administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent
               dated May 17, 1999 filed as exhibit 10.2 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.35      --  Indenture Agreement dated as of August 5, 1999 between
               EFG-III, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as exhibit 10.3 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.36      --  Indenture Agreement dated as of June 14, 1999 between
               EFG-II, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as exhibit 10.4 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.37      --  Agreement and Plan of Merger by and among UICI, UICI
               Acquisition Co., and HealthPlan Services Corporation dated as of October 5, 1999 filed as exhibit 2 to Form 8K dated
               October 5, 1999 and incorporated by reference herein.
10.38      --  Voting Agreements dated October 5, 1999 between UICI and
               Automatic Data Processing, Inc., James K. Murray, Jr.,
               Shinnston Enterprises, Ltd., Elm Grove Associates, William
               Bennett, and Robert Parker filed as exhibits 99.1, 99.2,
               99.3, 99.4, 99.5, 99.6 and 99.7, respectively to Form 8K
               dated October 5, 1999 and incorporated herein
10.39      --  Amended and Restated Agreement and Plan of Merger, dated as of February 18, 2000, by and among UICI, UICI Acquisition
               Co., UICI Capital Trust I and HealthPlan Services
               Corporation filed as exhibit 99.2 to Form 8K dated February
               18, 2000 and incorporated by reference herein.
10.40      --  Amended and Restated Loan Agreement, dated as of March 10,
               2000, between UICI, the Banks named therein and Bank of
               America, NA, for itself and as agent, filed as exhibit 99.2 to Form 8K dated March 22, 2000 and incorporated by
               reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.41      --  Promissory Note, dated March 14, 2000, payable by UICI SUB
               I, Inc. to LM Finance, LLC, filed as exhibit 99.3 to Form 8K dated March 22, 2000 and incorporated by reference herein.
10.42      --  Guaranty, dated March 14, 2000, from UICI to LM Finance,
               LLC, filed as exhibit 99.4 to Form 8K dated March 22, 2000 and incorporated by reference herein.
10.43      --  Second Amendment and Restated Loan Agreement, dated as of
               July 27, 2000, between UICI and LM Finance LLC, filed as
               exhibit 10.43 to Form 10-Q dated June 30, 2000, (File No.
               0-14320), and incorporated by reference herein.
10.44      --  Stock Purchase Agreement dated, July 27,2000, between UICI and C&J Investments, LLC filed as exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10.45      --  Management Agreement, dated December 31, 2000 between UICI,
               The Mega Life and Health Insurance Company and William J.
               Gedwed, filed as Exhibit 10.45 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.46      --  UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.47      --  UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.48      --  Termination Agreement, dated April 13, 2000 between UICI,
               UICI Acquisition Co., UICI Capital Trust I, and HealthPlan
               Services Corporation, filed as Exhibit 10.48 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.49      --  Management Agreement dated October 13, 2000 between UICI and
               William P. Benac, filed as Exhibit 10.49 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.50      --  Information Technology Services Agreement by and between
               UICI and Insurdata Incorporated (now HealthAxis.Inc.), dated
               January 3, 2000, filed as Exhibit 10.50 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.51      --  Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.52      --  Administrative Service Agreement dated July 27,2000 between
               The MEGA Life and Health Insurance Company and National
               Motor Club of America, Inc, filed as Exhibit 10.52 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53      --  Stock Purchase Agreement dated May 12, 2000 between UICI and
               The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life
               Insurance Company, filed as Exhibit 10.53 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.54      --  Promissory Note dated June 29, 2000 between UICI and
               Columbus Bank and Trust maturing June 30, 2005, filed as
               Exhibit 10.54 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.55      --  Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of Amli Realty Co., filed as Exhibit 10.55 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.56      --  Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. ("Put/Call Agreement) with respect to the
               TOP Plan Funding Obligation, together with extension
               agreements dated August 15, 2000, October 16, 2000, and
               February 7, 2001, filed as Exhibit 10.56 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.57      --  Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services,
               Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58      --  Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.58 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.
10.59      --  Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.59 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.
10.60      --  Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit
               National Bank, UICI Receivables Funding Corporation, and
               UICI and Household Bank (SB), N.A. and Household Credit
               Services, Inc., together with Amendment No. 1, filed as
               Exhibit 10.60 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.61      --  Lease Agreement dated September 30, 2000 between Household
               Credit Services, Inc. (tenant) and Specialized Card
               Services, Inc. (Landlord), filed as Exhibit 10.61 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62      --  Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America,
               Inc., filed as Exhibit 10.62 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.63      --  Software License Agreement dated January 30, 2001 between
               UICI and HealthAxis.com, filed as Exhibit 10.63 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.64      --  Agreement, dated March 14, 2001, between UICI, MEGA and
               Charles Prater, filed as Exhibit 10.64 to the Company's 2000
               Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.65      --  Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association
10.66      --  General and First Supplemental Indenture between CLFD-I,
               Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1,
               2001.
10.67      --  Indenture agreement dated January 30, 2002 between AMS-1
               2002, LP as Issuer and Bank One, National Association, as
               Indenture Trustee and Eligible Lender Trustee.
21         --  Subsidiaries of UICI
23         --  Consent of Independent Auditors
24         --  Power of Attorney

---------------

* Indicates a management contract and/or benefit plan as required by Item 14(a)(3) of Form 10-K.