Form 10-Q
period 2002-03-31
UICI
filed 2002-05-15
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 47,918,365 shares as of April 30, 2002.

                                      INDEX

                              UICI AND SUBSIDIARIES


                                                                                             PAGE
                                                                                             ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated condensed balance sheets-March 31, 2002 (unaudited) and
          December 31, 2001...........................................................         3

          Consolidated condensed statements of income  (unaudited) - Three
          months ended March 31, 2002 and 2001........................................         4

          Consolidated statements of comprehensive income  (unaudited) - Three months
          ended March 31, 2002 and 2001...............................................         5

          Consolidated condensed statements of cash flows (unaudited) - Three months
          ended March 31, 2002 and 2001...............................................         6

          Notes to consolidated condensed financial statements (unaudited) - March 31,
          2002........................................................................         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................        23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................        34

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................        36

Item 5.   Market for Registrant's Common Stock and Related Matters....................        36

Item 6.   Exhibit and Reports on Form 8-K.............................................        36

SIGNATURES                                                                                    37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                         MARCH 31,         DECEMBER 31,
                                                                           2002                2001
                                                                        -----------        -----------
                                                                        (UNAUDITED)
                             ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2002--$958,849; 2001--$924,709) ............................       $   952,136        $   929,291
     Equity securities, at fair value (cost:
     2002--$55,892; 2001--$42,419) ..............................            98,245             84,445
  Mortgage and collateral loans .................................             5,345              5,404
  Policy loans ..................................................            19,959             20,127
  Investment in Healthaxis, Inc. ................................             8,121              8,278
  Short-term investments ........................................           130,599            171,173
                                                                        -----------        -----------
         Total Investments ......................................         1,214,405          1,218,718
Cash ............................................................            25,815             50,777
Student loans ...................................................         1,417,161          1,278,427
Restricted cash .................................................           290,973            295,182
Reinsurance receivables .........................................            58,954             63,825
Due premiums, other receivables and assets ......................            61,205             48,480
Investment income due and accrued ...............................            64,424             60,879
Deferred acquisition costs ......................................            78,090             73,928
Goodwill and other intangible assets ............................           119,179             86,010
Deferred income tax .............................................             9,773             20,173
Property and equipment, net .....................................            73,656             70,634
Other assets ....................................................            15,870             14,199
                                                                        -----------        -----------
                                                                        $ 3,429,505        $ 3,281,232
                                                                        ===========        ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits ...........................       $   421,135        $   423,297
  Claims ........................................................           380,721            354,011
  Unearned premiums .............................................           103,213             95,399
  Other policy liabilities ......................................            18,918             18,654
Accounts payable ................................................            32,296             32,371
Other liabilities ...............................................           108,918            116,147
Collections payable .............................................           131,519            140,894
Debt ............................................................            24,625             25,303
Student loan credit facilities ..................................         1,625,033          1,506,202
Net liabilities of discontinued operations, including reserve
   for losses on disposal .......................................            31,628             34,382
                                                                        -----------        -----------
                                                                          2,878,006          2,746,660
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share ....................                --                 --
  Common stock, par value $0.01 per share .......................               494                494
  Additional paid-in capital ....................................           210,378            201,328
  Accumulated other comprehensive income ........................            23,176             30,294
  Retained earnings .............................................           329,292            317,169
  Treasury stock, at cost .......................................           (11,841)           (14,713)
                                                                        -----------        -----------
                                                                            551,499            534,572
                                                                        -----------        -----------
                                                                        $ 3,429,505        $ 3,281,232
                                                                        ===========        ===========


NOTE: The balance sheet data as of December 31, 2001 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                      --------------------------
                                                                                                         2002            2001
                                                                                                      ---------        ---------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of $2,015 and $1,552
       for the three months ended March 31, 2002 and 2001, respectively) ......................       $ 247,537        $ 178,478
     Life premiums and other considerations ...................................................           7,754            8,807
                                                                                                      ---------        ---------
                                                                                                        255,291          187,285
  Investment income ...........................................................................          19,829           20,293
  Interest income (includes amounts received from related parties of $1 and
       $10 for the three months ended March 31, 2002 and 2001, respectively) ..................          18,161           27,019
  Other fee income (includes amounts received from related parties of
       $1,198 and $1,845 for the three months ended March 31, 2002 and 2001, respectively) ....          15,031           15,952
  Other income ................................................................................             759              702
  Losses on investments .......................................................................            (738)             (25)
                                                                                                      ---------        ---------
                                                                                                        308,333          251,226

BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ...................................................         160,818          118,395
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $6,864 and $7,501 for the three months ended
     March 31, 2002 and 2001, respectively) ...................................................          90,879           65,170
  Stock appreciation expense (income) .........................................................           4,511             (190)
  Other expenses (includes amounts paid to related parties of $1,134 and
     $1,043 for the three months ended March 31, 2002 and 2001, respectively) .................          18,391           17,144
  Depreciation (includes expense on assets purchased from related parties of $386 and $104 for the three months ended March 31, 2002
     and 2001, respectively) ..................................................................           4,659            2,971
  Interest expense (includes expenses incurred with related parties of $0
     and $98 for the three months ended March 31, 2002 and 2001, respectively) ................             648            1,875
  Interest expense--student loan credit facilities ............................................          10,453           22,955
  Equity in losses of Healthaxis, Inc. investment .............................................             174            2,079
  Goodwill amortization .......................................................................              --            1,129
                                                                                                      ---------        ---------
                                                                                                        290,533          231,528
                                                                                                      ---------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  FEDERAL INCOME TAXES ........................................................................          17,800           19,698
Federal income taxes ..........................................................................           5,744            6,698
                                                                                                      ---------        ---------
INCOME FROM CONTINUING OPERATIONS .............................................................          12,056           13,000

DISCONTINUED OPERATIONS
     (net of income tax benefit of $965 and $413 for the three months
     ended March 31, 2002 and 2001, respectively) .............................................              67             (897)
                                                                                                      ---------        ---------
NET INCOME ....................................................................................       $  12,123        $  12,103
                                                                                                      =========        =========

Earnings (loss) per share:
  Basic earnings (loss)
     Income from continuing operations ........................................................       $    0.26        $    0.28
     Income (loss) from discontinued operations ...............................................            0.00            (0.02)
                                                                                                      ---------        ---------
     Net income ...............................................................................       $    0.26        $    0.26
                                                                                                      =========        =========
  Diluted earnings (loss)
     Income from continuing operations ........................................................       $    0.25        $    0.27
     Income (loss) from discontinued operations ...............................................            0.00            (0.02)
                                                                                                      ---------        ---------
     Net income ...............................................................................       $    0.25        $    0.25
                                                                                                      =========        =========


See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)



                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        --------------------------
                                                                           2002             2001
                                                                        ---------        ---------
Net income ......................................................       $  12,123        $  12,103

Other comprehensive income (loss) before tax:

   Unrealized gains on securities:
     Unrealized holding gains (losses) arising during period ....         (10,149)          15,388
     Reclassification adjustment for gains (losses)
       included in net income ...................................            (802)             128
                                                                        ---------        ---------
         Other comprehensive income (loss) before tax ...........         (10,951)          15,516
     Income tax benefit (provision) related to items of
       other comprehensive income ...............................           3,833           (5,429)
                                                                        ---------        ---------
         Other comprehensive income (loss) net of
           tax benefit (provision) ..............................          (7,118)          10,087
                                                                        ---------        ---------

Comprehensive income ............................................       $   5,005        $  22,190
                                                                        =========        =========


See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)



                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              ----------------------------
                                                                                                 2002              2001
                                                                                              ----------        ----------
OPERATING ACTIVITIES
   Net income .........................................................................       $   12,123        $   12,103
   Adjustments to reconcile net income to
       cash provided by (used in) operating activities:
     Increase in policy liabilities ...................................................           26,989             2,445
     Decrease in other liabilities ....................................................           (9,219)          (10,801)
     Increase in income taxes .........................................................           11,061            18,508
     Increase in deferred acquisition costs ...........................................           (4,032)             (807)
     (Increase) decrease in accrued investment income .................................           (3,545)              850
     (Increase) decrease in reinsurance and other receivables .........................            8,625            (2,973)
     Stock appreciation expense (income) ..............................................            4,511              (190)
     Depreciation and amortization ....................................................            4,958             4,402
     Decrease in collections payable ..................................................           (9,375)          (44,587)
     Equity in losses of Healthaxis, Inc. .............................................              174             2,079
     Losses on investments ............................................................              738                25
     Amounts recovered from (charged to) loss on disposal of discontinued operations ..              237            (2,854)
     Other items, net .................................................................           (1,167)              279
                                                                                              ----------        ----------
         Cash Provided by (Used in) Operating Activities ..............................           42,078           (21,521)
                                                                                              ----------        ----------

INVESTING ACTIVITIES
   Increase in student loans ..........................................................         (138,734)         (158,041)
   (Increase) decrease in other investments ...........................................           (7,481)           28,514
   Decrease in restricted cash ........................................................            4,209            30,865
   Increase in agents' receivables ....................................................           (8,406)           (3,275)
   Proceeds from sale of subsidiary net of cash disposal of $145 ......................            1,855                --
   Purchase of subsidiaries net of cash acquired of $2,599 ............................          (30,833)               --
   Increase in property and equipment .................................................           (6,598)           (5,615)
                                                                                              ----------        ----------
         Cash Used in Investing Activities ............................................         (185,988)         (107,552)
                                                                                              ----------        ----------

FINANCING ACTIVITIES
   Deposits from investment products ..................................................            3,809             3,855
   Withdrawals from investment products ...............................................           (6,895)          (11,075)
   Proceeds from student loan borrowings ..............................................          508,100           227,657
   Repayment of student loan borrowings ...............................................         (389,269)         (132,204)
   Repayment of debt ..................................................................             (678)          (12,591)
   Repayment of note payable to related party .........................................               --           (18,954)
   Issue shares to Employee Stock Plan ................................................            2,993             1,440
   Exercise of stock options ..........................................................            1,000                --
   Purchase of treasury shares ........................................................             (255)           (7,961)
   Issuance of treasury shares ........................................................               --               955
   Other items, net ...................................................................              143             2,188
                                                                                              ----------        ----------
         Cash Provided by Financing Activities ........................................          118,948            53,310
                                                                                              ----------        ----------

         Net Decrease in Cash .........................................................          (24,962)          (75,763)
         Cash and cash equivalents at Beginning of Period .............................           50,777            83,058
                                                                                              ----------        ----------
         Cash and cash equivalents at End of Period ...................................       $   25,815        $    7,295
                                                                                              ==========        ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2002

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

Recently Issued Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Effective January 1, 2002, the Company adopted this pronouncement.

    In June 2001, FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The review of goodwill will be at the reporting unit level, which the Company has determined to be at one level below its operating segments. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

    The Company adopted Statements 141 and 142 on January 1, 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Statement 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. The Company has not determined the impact, if any, the change in impairment testing will have on its results of operations or financial position, but expects to have such determination completed by June 30, 2002.

NOTE B - INVESTMENT IN HEALTHAXIS, INC.

    At March 31, 2002, the Company held 24,697,469 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 46% of the issued and outstanding shares of HAI. Of such 24,697,469 shares held by the Company, 8,581,714 shares (representing 16.1% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. In addition, the Company holds (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and
(d) $1.67 million aggregate principal amount of HAI 2% convertible debentures, which are convertible into an aggregate of 185,185 shares of HAI common stock.

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

    The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss. At March 31, 2002, the Company's carrying value of its investment in HAI was $8.1 million. The Company's equity in the loss of HAI in the three months ended March 31, 2002 was $(174,000), compared to $(2.1) million for the three months ended March 31, 2001.

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

    Pursuant to the terms of the Services Agreement, UICI paid to HAI $4.4 million and $3.8 million in the three months ended March 31, 2002 and 2001, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $758,000 and $4.7 million in the three months ended March 31, 2002 and 2001, respectively. The aggregate amounts paid by UICI to HAI in the three months ended March 31, 2002 and 2001 represented 54.8% and 78.7% of HAI's total revenues of $9.8 million and $10.8 million in such three-month periods, respectively. With a strategic goal of gaining greater control over its information technology resources and development efforts and managing its own information technology staff, the Company continues to seek to reduce its dependence upon HAI for information systems and software development services under the Services Agreement by hiring more of its technology work force directly and by outsourcing and contracting with technology service and software providers other than HAI. Accordingly, the Company believes that overall expenditures to HAI for services in 2002 will be less than such expenditures in 2001 and will likely decline each year thereafter. The Company does not currently intend to renew the Services Agreement when it expires on January 3, 2005.

    Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the three month period ended March 31, 2002. This financial information has been adjusted to exclude the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com (the subsidiary of HAI that was merged with and into HAI in January 2001).


                                                         MARCH 31,
                                                            2002
                                                       --------------
                                                       (IN THOUSANDS)
Assets
  Cash and current assets ..........................       $ 18,885
  Property and equipment ...........................          2,936
  Other assets .....................................          4,923
                                                           --------
          Total assets .............................       $ 26,744
                                                           ========
Liabilities
  Accounts payable and accrued expenses ............       $  3,664
  Debt .............................................         27,168
  Other liabilities ................................          2,330
                                                           --------
  Total liabilities ................................         33,162
  Stockholders' deficit ............................         (6,418)
                                                           --------
Total liabilities and stockholders' deficit ........       $ 26,744
                                                           ========



                                                    THREE MONTHS ENDED
                                                      MARCH 31, 2002
                                                    ------------------
                                                      (IN THOUSANDS)
Revenue ..........................................      $  9,792
Expenses .........................................       (10,168)
                                                        --------
          Net loss ...............................      $   (376)
                                                        ========

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company adopted Statements 141 and 142 on January 1, 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Statement 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. The Company has not determined the impact, if any, on the results of operations or financial position for the change in impairment testing, but expects to have such determination completed by June 30, 2002.

    Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of March 31, 2002 and December 31, 2001:


                                                                    MARCH 31, 2002
                                               --------------------------------------------------------
                                                                    (IN THOUSANDS)
                                                               OTHER
                                                             INTANGIBLE      ACCUMULATED
                                               GOODWILL        ASSETS        AMORTIZATION        NET
                                               --------      ----------      ------------      --------
Self Employed Agency Division ..........       $  9,405       $     --        $  (3,972)       $  5,433
Group Insurance Division ...............         17,513          8,858             (143)         26,228
Life Insurance Division ................            552             --             (193)            359
Senior Market Division .................          5,325          1,637              (21)          6,941
Academic Management Services Corp. .....         90,360             --          (12,610)         77,750
Other Key Factors ......................          4,423             --           (1,955)          2,468
                                               --------       --------        ---------        --------
                                               $127,578       $ 10,495        $ (18,894)       $119,179
                                               ========       ========        =========        ========




                                                                     DECEMBER 31, 2001
                                               --------------------------------------------------------
                                                                      (IN THOUSANDS)

                                                               OTHER
                                                             INTANGIBLE      ACCUMULATED
                                               GOODWILL        ASSETS        AMORTIZATION        NET
                                               --------      ----------      ------------      --------
Self Employed Agency Division ..........       $  9,405       $     --        $ (3,972)       $  5,433
Group Insurance Division ...............             --             --              --              --
Life Insurance Division ................            552             --            (193)            359
Senior Market Division .................             --             --              --              --
Academic Management Services Corp. .....         90,360             --         (12,610)         77,750
Other Key Factors ......................          4,423             --          (1,955)          2,468
                                               --------       --------        --------        --------
                                               $104,740       $     --        $(18,730)       $ 86,010
                                               ========       ========        ========        ========

    Following is the impact to the Company's net income for the three months ended March 31, 2002 and 2001 as a result of the non-amortization provisions of Statement 142:



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ----------       ----------
                                                            (IN THOUSANDS
                                                      EXCEPT PER SHARE AMOUNTS)
Reported net income ..........................       $   12,123       $   12,103
Add:  Goodwill amortization ..................               --            1,129
                                                     ----------       ----------
Adjusted Net income ..........................       $   12,123       $   13,232
                                                     ==========       ==========

Basic earnings per share
   As reported ...............................       $     0.26       $     0.26
   Goodwill amortization .....................               --             0.02
                                                     ----------       ----------
   Adjusted basic earnings per share .........       $     0.26       $     0.28
                                                     ==========       ==========

Diluted earnings per share
   As reported ...............................       $     0.25       $     0.25
   Goodwill amortization .....................               --             0.02
                                                     ----------       ----------
   Adjusted diluted earnings per share .......       $     0.25       $     0.27
                                                     ==========       ==========

    Other intangible assets consist of present value of future commissions, customer lists, trademark and non-compete agreements related to the acquisitions of SeniorsFirst and STAR HRG completed in the three months ended March 31, 2002. (See Note F).

    Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for intangible assets:


                                 (IN
                              THOUSANDS)
                              ----------
2002..................        $  1,550
2003..................           1,568
2004..................           1,357
2005..................           1,158
2006..................           1,023
2007 and thereafter...           3,839
                              --------
                              $ 10,495
                              ========


NOTE D - DEBT

    At December 31, 2001 and March 31, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $25.3 million and $24.6 million, respectively, of which $19.4 million and $18.9 million, respectively, constituted indebtedness of the holding company.

    On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $11.9 million at each of December 31, 2001 and March 31, 2002, respectively. The Company incurred $259,000 and $346,000 of interest expense on the notes in the three months ended March 31, 2002 and 2001, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

    Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bore interest at LIBOR plus 150 basis points (1.5%) (3.38% at March 31, 2002), and was payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity scheduled for June 30, 2005. The note was delivered to discharge an account payable by United CreditServ ("UCS") in the amount of $10.0 million owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company. At December 31, 2001 and March 31, 2002, the outstanding balance on the note was $7.5 million and $7.0 million, respectively. The Company made its scheduled quarterly $500,000 principal payment on April 1, 2002, and on April 29, 2002, the Company paid in full all remaining outstanding principal in the amount of $6.5 million and accrued interest on the note.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At March 31, 2002, the Company had no borrowings outstanding under the facility.

NOTE E - STUDENT LOAN CREDIT FACILITIES

    At December 31, 2001 and March 31, 2002, the Company, through its Academic Management Services Corp ("AMS") subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of $1,506.2 million and $1,625.0 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,242.8 million and $1,542.6 million, respectively, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity") which are included in the Company's Consolidated Financial Statements. At December 31, 2001 and March 31, 2002, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,276.1 million and $1,416.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $129.4 million and $133.4 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

    In January 2002, AMS completed the sale of $335.0 million principal amount of auction rate notes issued by a Special Purpose Entity. The notes are secured by a pledge of federally guaranteed student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $269.1 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $50.0 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS. The notes represent obligations solely of the Special Purpose Entity and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes the structured finance facility has been classified as a financing. Accordingly, in connection with the financing neither AMS nor the Company recorded any gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company will continue to carry on its consolidated balance sheet the student loans and cash and cash equivalents held by the Special Purpose Entity and the associated indebtedness arising from the transaction.

    On April 10, 2002, the Company completed a $50.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Insurance Division ("CFLD") through its College First Alternative Loan Program. The securitization consisted of a $50.0 million series of Student Loan Asset Backed Notes issued by a Special Purpose Entity. Interest rates on the series of notes reset monthly in a Dutch auction process, with the initial rate set at 2.10%. The notes are secured by a pledge of alternative student loans and cash and cash equivalents, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity established a loan acquisition fund in the amount of $49.8 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by the Company's College Fund Life Insurance Division. The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the CFLD structured finance facility has been classified as a financing.

NOTE F - ACQUISITIONS AND DISPOSAL

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the Company's Third Party Administration ("TPA") business unit. The results of operations of UICI Administrators, Inc. are reflected in discontinued operations for all periods presented. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported income in the amount of $67,000 net of tax.

    On January 17, 2002 the Company completed the purchase of a 50% interest in SeniorsFirst, a Dallas-based career agency specializing in the sale of long-term care and Medicare supplement insurance products for a cash purchase price of $8.0 million. In connection with the acquisition, Company recorded non-amortizable goodwill in the amount of $5.3 million and amortizable intangible assets in the amount of $1.6 million.

    Effective February 28, 2002, the Company acquired all of the outstanding capital stock of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "STAR HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the STAR HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future performance of STAR HRG over the period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and is payable, at the Company's option, by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 or in cash plus interest computed at a rate of 6% from the initial closing. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million.

    The Company's Consolidated Condensed Statement of Operations for the three months ended March 31, 2002 includes the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company's results of operations was not material.

NOTE G - INCOME TAXES

    The Company's effective tax rate on continuing operations for the three month period ended March 31, 2002 was approximately 32.3% compared to 34.0% for the same period in 2001. The decrease in the effective tax rate for the 2002 period can primarily be attributed to the reduction of the Company's deferred tax liability following its assessment of potential additional tax obligations. This decrease was partially offset by the non-deductible portion of the variable stock-based compensation expense recorded in the three months ended March 31, 2002.

NOTE H - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:



                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ---------------------------
                                                            2002             2001
                                                         ----------       ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to common shareholders ......................       $   12,056       $   13,000
  Income (loss) from discontinued operations .....               67             (897)
                                                         ----------       ----------
  Net income .....................................       $   12,123       $   12,103
                                                         ==========       ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share .............           46,901           46,997
Effect of dilutive securities:
Employee stock options and other shares ..........            1,213            1,164
                                                         ----------       ----------
Weighted average shares outstanding--
dilutive earnings (loss) per share ...............           48,114           48,161
                                                         ==========       ==========
Basic earnings (loss) per share
  From continuing operations .....................       $     0.26       $     0.28
  From discontinued operations ...................             0.00            (0.02)
                                                         ----------       ----------
  Net income .....................................       $     0.26       $     0.26
                                                         ==========       ==========
Diluted earnings (loss)  per share
  From continuing operations .....................       $     0.25       $     0.27
  From discontinued operations ...................             0.00            (0.02)
                                                         ----------       ----------
  Net income .....................................       $     0.25       $     0.25
                                                         ==========       ==========

NOTE I - LEGAL PROCEEDINGS

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

    On October 10, 2001, the Court denied defendants' motion to dismiss the case, and on December 7, 2001 UICI filed its answer to the second amended consolidated class action complaint. At a required scheduling meeting held in November 2001, the parties agreed to voluntarily submit the dispute to early mediation, and the parties designated a mediator and scheduled the mediation. Discovery and other pretrial motions have been suspended pending the outcome of the mediation. At the first mediation session held on April 23, 2002, the parties reached no resolution in the case. The parties did agree to continue the stay in the discovery phase of the proceeding until the second mediation date, scheduled for May 23, 2002.

    The Company believes that the allegations in the complaint are without merit, and the Company intends to vigorously contest the allegations in the case.

Sun Communications Litigation

    As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are parties to litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998.

    Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which is intended to effectively transfer the Company's 80% interest in STP to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation, including (i) any losses arising from the breach of fiduciary duty claim asserted by Sun Communications, Inc. ("Sun") against the Company and Sun's related claim for attorneys' fees, (ii) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (iii) all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP. In exchange therefor, (i) UICI assigned to Mr. Jensen all of UICI's right, title and interest to the funds held in the registry of the Court in the Sun Litigation and released Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement; (ii) UICI granted to Mr. Jensen an option, exercisable at a nominal exercise price, to transfer to Mr. Jensen UICI's 80% interest in STP; and (iii) UICI granted to Mr. Jensen an irrevocable proxy to vote UICI's membership interest in STP all matters coming before the members of STP for a vote.

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

    On December 21, 2001, the District Court of Dallas County, Texas, approved the terms of a Settlement Agreement and Mutual Release between UICI and each of Richard J. Estell, Vernon Woelke, J. Michael Jaynes, Gary L. Friedman, John E. Allen, Charles T. Prater, Richard T. Mockler, and Robert B. Vlach (collectively, the "Individual Defendants"), on the one hand, and Richard Schappel and Mr. Schappel's counsel, on the other hand. Pursuant to the Settlement Agreement, the parties reached agreement with respect to the payment of attorneys' fees and expenses on termination of the Shareholder Derivative Action, and the Court also entered a Modified Final Judgment in the case, vacating certain findings of fact that formed a part of an earlier ruling by the Court rendered on October 14, 2001. The Settlement Agreement and the Modified Final Judgment had the effect of fully and finally resolving the matters in dispute in the Shareholder Derivative Litigation between UICI and the Individual Defendants, on the one hand, and Mr. Schappel, on the other hand. The terms of the settlement did not have a material effect on the results of operations or financial condition of UICI.

    In accordance with the terms of a Release Agreement, dated as of April 2, 2002, the Company has agreed to release Mr. Jensen from any and all claims that the derivative plaintiff in the Shareholder Derivative Litigation brought or could have brought against Mr. Jensen on behalf of UICI in the Shareholder Derivative Litigation, and Mr. Jensen agreed to waive and release UICI from any obligation to indemnify Mr. Jensen for any future costs and/or out-of-pocket expenses associated with any claims that the derivative plaintiff brought or could have brought against Mr. Jensen in the Shareholder Derivative Litigation.

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

    In a separate suit filed on March 26, 2001 (UICI, United Membership Marketing Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC. pending in the District Court of Dallas County, Texas), the Company sued Philip A. Gray individually ("Gray") and a related limited liability company, alleging, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business.

    On April 30, 2001, Gray answered and removed the case to the United States District Court for the Northern District of Texas. The Company subsequently moved to remand the case back to Texas state court, which motion is pending before the court.

    The parties agreed to submit the entire dispute to mediation, which was held on April 15, 2002. At that mediation, the parties were unable to reach agreement on a resolution of the dispute. The Company intends to continue to vigorously defend and pursue its counterclaims in the Colorado litigation and its claims in the Texas litigation. The Company is not currently in a position to assess its ultimate exposure, if any, in connection with the consolidated case.

Credit Card Marketing Litigation

    As previously disclosed, the Company is a party to three disputes arising out of the marketing of its American Fair Credit Association ("AFCA") credit card program prior to the termination of the program in January 2000.

    Mitchell Litigation

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

    In October 2000, the state court in the Mitchell case granted, in part, and denied, in part the joint motions of UICI, AFCA and United Membership Marketing Group ("UMMG") to compel arbitration and to narrow the scope of the plaintiff class. The court severed from the class action the claims for recovery of money by way of damages or restitution of class members who joined AFCA after January 1, 1998 and who executed signed arbitration agreements. However, the state court denied UICI's motion to compel arbitration with respect to these class members' claims for injunctive relief and, as a result, their claims for injunctive relief remain part of the class action. With respect to class members who were existing members of AFCA in January of 1998 and who received through the mail an amendment adding arbitration of disputes to their AFCA membership agreement, the state court denied UICI's motion to compel arbitration unless the member also signed a separate arbitration agreement. In addition, the state court clarified that its prior April 12, 1999 order certified a class with respect to all claims pleaded in the complaint, not solely claims under the California Credit Services Act of 1984.

    On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from the state court's October 2000 orders and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and, consequently, all trial court proceedings in the Mitchell case were stayed.

    UICI has not received notice from plaintiff Mitchell of a motion for any relief from the stay, and there have been no further proceedings in the state court. Accordingly, at this time, it is unclear whether or not plaintiffs will move for relief from the stay of proceedings, and, if so, what relief from the stay, if any, will be granted to plaintiffs pending the outcome of UICI's appeal. On April 16, 2002, the Court of Appeals heard oral argument on the appeal but has not yet rendered a decision.

    BankFirst Case

    Plaintiffs in the Mitchell case also filed a companion case in federal district court in San Francisco captioned Dadra Mitchell v. BankFirst, N.A. (the "BankFirst case"), which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The sole defendant in BankFirst case is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

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

    On December 28, 2001, plaintiff Mitchell moved for class certification. By order entered February 20, 2002, the district court deferred ruling on Mitchell's motion for class certification pending completion of discovery and the filing of cross motions for summary judgment. The parties expect to file their cross-motions for summary judgment in late 2002.

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

    Two defendants unaffiliated with UICI timely appealed from the Colorado District Court's order, arguing that the Colorado court should have decided the merits of the arbitration controversy rather than defer to the Eastern District of North Carolina. On April 22, 2002, UICI and the remaining defendants timely filed their opposition briefs to the unaffiliated defendants' appeal.

    On April 8, 2002, a hearing was held in the Eastern District of North Carolina regarding plaintiff's request for discovery in connection with plaintiff's contention that the arbitration agreements are unenforceable because they impose prohibitive costs on plaintiff. By order entered April 9, 2002, the Eastern District of North Carolina held that cost is not a viable issue to oppose arbitration in light of UICI's offer to bear the forum-imposed costs arising from any arbitration between UICI and plaintiff. Further, the Eastern District of North Carolina ordered the parties to file cross-motions for summary judgment on or before May 10, 2002. The Eastern District of North Carolina held in reserve plaintiff's request for discovery on other issues pending its decision on the contemplated summary judgment motions.

    The Company intends to pursue arbitration in North Carolina of the individual plaintiff's claims (as set forth in the complaint in the Colorado action). The Company believes that it has meritorious defenses to these allegations and intends to vigorously contest these allegations in the proper forum.

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

    Plaintiffs initially brought the case in New Mexico state court, and the case was subsequently removed to federal court on the basis of diversity and amount in controversy. Defendants filed an answer denying all claims on July 6, 2001, and the Court subsequently granted plaintiffs' motion to remand the case back to state court. Since this class action suit is in a preliminary stage, no discovery has been conducted and the Company is unable at this time to assess its ultimate exposure, if any, in the case.

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

    A number of defendants have filed special appearances challenging the Court's personal jurisdiction, and the remaining defendants who have been served in the case have filed a motion to transfer the case to Texas state court in Dallas. Several individual defendants have not yet been personally served in the case. In January 2002, the derivative plaintiff consented to the entry of an order granting defendants' motion to transfer the case to Texas state court in Dallas and the case has been formally transferred to the state court in Dallas.

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

    On October 19, 2001, the Court granted defendants' motion to dismiss the case in its entirety, dismissing with prejudice plaintiffs' claims under the Higher Education Act and dismissing without prejudice plaintiffs' state law claims. The District Court subsequently denied plaintiffs' motion for reconsideration/rehearing. On December 27, 2001, plaintiffs appealed the District Court's ruling and filed an appeal with the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. Plaintiffs also filed a parallel state class action complaint in the Eleventh Judicial Circuit, Dade County, Florida. The state class action complaint asserts essentially the same tort causes of action previously dismissed by the federal District Court and adds a claim alleging violations of the Florida state deceptive trade practices statute. On April 9, 2002, the court in the Florida state action granted AMS' petition for a stay in the state court proceedings pending resolution of the federal action.

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

NOTE J - SEGMENT INFORMATION

    The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently-acquired STAR HRG business unit effective February 28, 2002), the Life Insurance Division (formerly the Company's OKC Division) and the Senior Market Division, (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors.

    Other Key Factors includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments (e) the operations of the Company's AMLI Realty Co. subsidiary (including AMLI Realty Co.'s 20% equity interest in AMLI Commercial Properties Trust, a private real estate investment trust), (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002). Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.

    Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2002            2001
                                                     ---------        ---------
                                                           (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division ...........       $ 215,776        $ 156,521
     Group Insurance Division ................          41,645           27,993
     Life Insurance Division .................          19,920           23,365
     Senior Market Division ..................             437               --
                                                     ---------        ---------
                                                       277,778          207,879
                                                     ---------        ---------

   Financial Services:
     Academic Management Services Corp. ......          26,475           37,397
                                                     ---------        ---------

   Other Key Factors .........................           4,217            6,980
   Intersegment Eliminations .................            (137)          (1,030)
                                                     ---------        ---------
Total revenues from continuing operations ....       $ 308,333        $ 251,226
                                                     =========        =========




                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                    2002              2001
                                                                                  ---------        ---------
                                                                                        (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency Division ........................................       $  18,333        $  17,572
     Group Insurance Division .............................................           2,060              459
     Life Insurance Division ..............................................           2,761            3,796
     Senior Market Division ...............................................          (1,385)              --
                                                                                  ---------        ---------
                                                                                     21,769           21,827
                                                                                  ---------        ---------
   Financial Services:
     Academic Management Services  Corp. ..................................           4,183              269
     Equity in Healthaxis, Inc. operating loss ............................            (174)          (2,079)
                                                                                  ---------        ---------
                                                                                      4,009           (1,810)
                                                                                  ---------        ---------
   Other Key Factors:
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including
       interest expense on non-student loan indebtedness)..................          (3,467)             620
     Variable stock-based compensation ....................................          (4,511)             190
     Goodwill amortization ................................................              --           (1,129)
                                                                                  ---------        ---------
                                                                                     (7,978)            (319)
                                                                                  ---------        ---------

Total income from continuing operations before federal income taxes .......       $  17,800        $  19,698
                                                                                  =========        =========


                                                          MARCH 31,      DECEMBER 31,
                                                            2002             2001
                                                         ----------      ------------
                                                           (IN THOUSANDS)
 Assets
   Insurance:
      Self Employed Agency Division ..............       $  656,993       $  613,884
      Group Insurance Division ...................          128,095          100,978
      Life Insurance Division ....................          735,872          771,143
      Senior Market Division .....................            9,563               --
                                                         ----------       ----------
                                                          1,530,523        1,486,005
                                                         ----------       ----------
   Financial Services:
      Academic Management Services Corp. .........        1,665,099        1,557,434
      Investment in Healthaxis, Inc. .............            8,121            8,278
                                                         ----------       ----------
                                                          1,673,220        1,565,712
                                                         ----------       ----------

   Other Key Factors:
      General corporate and other ................          106,583          143,505
      Goodwill and other intangible assets .......          119,179           86,010
                                                         ----------       ----------
                                                            225,762          229,515
                                                         ----------       ----------

Total assets .....................................       $3,429,505       $3,281,232
                                                         ==========       ==========


NOTE K - RELATED PARTY TRANSACTIONS

    Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Ronald L. Jensen (the Company's Chairman) and entities in which Mr. Jensen and his adult children have an interest.

Transfer of Interest in Sun Litigation

    As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are parties to litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998.

    Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which is intended to effectively transfer the Company's 80% interest in STP to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation, including (i) any losses arising from the breach of fiduciary duty claim asserted by Sun Communications, Inc. ("Sun") against the Company and Sun's related claim for attorneys' fees, (ii) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (iii) all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP. In exchange therefor, (i) UICI assigned to Mr. Jensen all of UICI's right, title and interest to the funds held in the registry of the Court in the Sun Litigation and released Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement; (ii) UICI granted to Mr. Jensen an option, exercisable at a nominal exercise price, to transfer to Mr. Jensen UICI's 80% interest in STP; and (iii) UICI granted to Mr. Jensen an irrevocable proxy to vote UICI's membership interest in STP all matters coming before the members of STP for a vote.

    For financial reporting purposes, the Company will record no gain or loss in connection with this transaction.

Release of Ronald L. Jensen

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

    On December 21, 2001, the District Court of Dallas County, Texas, approved the terms of a Settlement Agreement and Mutual Release between UICI and each of Richard J. Estell, Vernon Woelke, J. Michael Jaynes, Gary L. Friedman, John E. Allen, Charles T. Prater, Richard T. Mockler, and Robert B. Vlach (collectively, the "Individual Defendants"), on the one hand, and Richard Schappel and Mr. Schappel's counsel, on the other hand. Pursuant to the Settlement Agreement, the parties reached agreement with respect to the payment of attorneys' fees and expenses on termination of the Shareholder Derivative Action, and the Court also entered a Modified Final Judgment in the case, vacating certain findings of fact that formed a part of an earlier ruling by the Court rendered on October 14, 2001. The Settlement Agreement and the Modified Final Judgment had the effect of fully and finally resolving the matters in dispute in the Shareholder Derivative Litigation between UICI and the Individual Defendants, on the one hand, and Mr. Schappel, on the other hand. The terms of the settlement did not have a material effect on the results of operations or financial condition of UICI.

    In accordance with the terms of a Release Agreement, dated as of April 2, 2002, the Company agreed to release Mr. Jensen from any and all claims that the derivative plaintiff in the Shareholder Derivative Litigation brought or could have brought against Mr. Jensen on behalf of UICI in the Shareholder Derivative Litigation, and Mr. Jensen agreed to waive and release UICI from any obligation to indemnify Mr. Jensen for any future costs and/or out-of-pocket expenses associated with any claims that the derivative plaintiff brought or could have brought against Mr. Jensen in the Shareholder Derivative Litigation.

NOTE L - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

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

    During the three months ended March 31, 2002, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $3.2 million, of which $2.0 million was recorded as non-cash variable stock-based compensation expense. The amount classified as variable stock-based compensation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the three months ended March 31, 2002 of 217,102 $5.25 Shares to fund the Company's matching and supplemental contributions to participants' accounts in the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company will continue to record additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share. The Company currently estimates that all of the remaining 413,000 unallocated $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2002. At March 31, 2002, the excess between the fair value of the 413,000 unallocated $5.25 ESOP Shares and such shares at $5.25 per share totaled $5.7 million.

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

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing commission expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, commission expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three months ended March 31, 2002, the Company recorded total commission expense associated with these agent plans in the amount of $3.3 million, of which $1.8 million represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

    At December 31, 2001, the Company had recorded approximately 1.6 million unvested matching credits associated with the Agent Plans of which 596,000 vested in January 2002. At March 31, 2002, the Company had recorded approximately 1.4 million of unvested matching credits.

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

Other Variable Stock-Based Compensation Plans

    Effective August 15, 1998, the Company's Chairman agreed to contribute the value of 100,000 shares of UICI stock to all agents and employees of UICI and certain others as of August 15, 1998. The value of these shares vest at August 15, 2002. The value of these shares will be distributed in cash per capita at the time of vesting to those employees and agents who were employed or engaged by the Company on August 15, 1998 and remain employed or engaged on the vesting date. At December 31, 2001 and March 31, 2002, the Company's liability for this future compensation was $1.1 million and $1.6 million, respectively, and the increase in the liability ($500,000) was recorded as non-cash stock based compensation expense in the three months ended March 31, 2002.

    In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2001 and March 31, 2002, the Company's liability for this compensation was $731,000 and $622,000, respectively, and $213,000 was recorded as non-cash stock based compensation expense in the three months ended March 31, 2002.

NOTE M - SUBSEQUENT EVENT

    On April 25, 2002, the Company sold its 50% ownership interest in Resolution Reinsurance Intermediaries, LLC ("Res Re"), a reinsurance intermediary formerly constituting a part of the Company's Special Risk business unit. The purchaser of the 50% interest constituted the remaining 50% equity holder in Res Re and the unit's chief executive officer. The sale was structured as a liquidation by Res Re of UICI's 50% ownership interest for a total liquidation price of $650,000, payable at closing in cash in the amount of $150,000 and by delivery of a promissory note issued by Res Re in the amount of $500,000. The note bears interest, payable quarterly, at 5.00% per annum, is payable in annual principal installments in the amount of $75,000 on each of March 31, 2003; March 31, 2004; and March 31, 2005, with a final balloon payment of principal due on March 31, 2006, and is secured by a pledge of 100% of the membership interest in Res Re.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's business segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently acquired STAR HRG business unit effective February 28, 2002), the Life Insurance Division (formerly the Company's OKC Division) and the Senior Market Division, (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc. , and (iii) Other Key Factors, which includes (a) investment income not allocated to other business segments,
(b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments, (e) the operations of the Company's AMLI Realty Co. subsidiary (including AMLI Realty Co.'s 20% equity interest in AMLI Commercial Properties Trust, a private real estate investment trust), (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002). Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income.

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

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported income in the amount of $67,000 net of tax.

    In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management, Inc.) has been reclassified to the Company's Other Key Factors segment for all periods presented.

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below:



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002              2001
                                                     ---------        ---------
                                                           (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division ...........       $ 215,776        $ 156,521
     Group Insurance Division ................          41,645           27,993
     Life Insurance Division .................          19,920           23,365
     Senior Market Division ..................             437               --
                                                     ---------        ---------
                                                       277,778          207,879
                                                     ---------        ---------

   Financial Services:
     Academic Management Services Corp. ......          26,475           37,397
                                                     ---------        ---------

   Other Key Factors .........................           4,217            6,980
   Intersegment Eliminations .................            (137)          (1,030)
                                                     ---------        ---------
Total revenues from continuing operations ....       $ 308,333        $ 251,226
                                                     =========        =========


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                    2002            2001
                                                                                  --------        --------
                                                                                       (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency Division ........................................       $ 18,333        $ 17,572
     Group Insurance Division .............................................          2,060             459
     Life Insurance Division ..............................................          2,761           3,796
     Senior Market Division ...............................................         (1,385)             --
                                                                                  --------        --------
                                                                                    21,769          21,827
                                                                                  --------        --------
   Financial Services:
     Academic Management Services Corp. ...................................          4,183             269
     Equity in Healthaxis, Inc. operating loss ............................           (174)         (2,079)
                                                                                  --------        --------
                                                                                     4,009          (1,810)
                                                                                  --------        --------
   Other Key Factors:
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including
       interest expense on non-student loan indebtedness)..................         (3,467)            620
     Variable stock-based  compensation ...................................         (4,511)            190
     Goodwill amortization ................................................             --          (1,129)
                                                                                  --------        --------
                                                                                    (7,978)           (319)
                                                                                  --------        --------

Total income from continuing operations before federal income taxes .......       $ 17,800        $ 19,698
                                                                                  ========        ========

Three Months ended March 31, 2002 compared to Three Months ended March 31, 2001

    For the three months ended March 31, 2002, the Company generated revenues and net income in the amount of $308.3 million and $12.1 million ($0.25 per diluted share), respectively, compared to revenues and net income of $251.2 million and $12.1 million ($0.25 per diluted share), respectively, in the corresponding three-month period of 2001, including income or (loss) from discontinued operations in the three months ended March 31, 2002 and 2001 in the amount of $67,000 ($-0- per diluted share) and $(897,000) ($(0.02) per diluted share), respectively. In the three months ended March 31, 2002, the Company reported income from continuing operations of $12.1 million ($0.25 per diluted share), compared to income from continuing operations of $13.0 million ($0.27 per diluted share) in the three months ended March 31, 2001.

    In the three months ended March 31, 2002, the Company's Insurance Segment reported moderate increases in operating income at the Company's Self Employed Agency and Group Insurance Divisions, which increases were offset by a decrease in operating income at the Company's Life Insurance Division and $1.4 million of operating loss associated with the Senior Market Division initiative, in each case compared to the corresponding period of the prior year. In the first quarter of 2002, the Company also reported a significant quarter-over-quarter increase in operating results at the Company's Academic Management Services Corp. unit (which recorded $4.2 million of operating income in the first quarter of 2002 compared to operating income of $269,000 in the comparable 2001 period). Overall results in the first quarter of 2002 were adversely impacted by a decrease in unallocated investment income and increase in corporate expense.

    Results in the first quarter of 2002 were also negatively impacted by a significant increase in non-cash stock-based compensation expense associated with the Company's employee stock ownership plan, agent stock accumulation plans and other stock based plans, which increase was attributable to the favorable market performance of the Company's stock in the first quarter of 2002. In the quarter ended March 31, 2002, the Company recorded non-cash stock-based compensation expense in the amount of $(4.5) million ($(0.08) per diluted share, net of tax), compared to non-cash stock-based compensation income of $190,000 ($-0- per diluted share) in the quarter ended March 31, 2001.

Self-Employed Agency ("SEA") Division

    Operating income at UICI's Self Employed Agency ("SEA") Division increased to $18.3 million for the three months ended March 31, 2002 from $17.6 million for the comparable 2001 period. In the 2002 period, SEA continued to experience significant increases in submitted annualized premium volume ($227.2 million in the first quarter of 2002 compared to $123.6 million in the first quarter of
2001), which in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company. Earned premium revenue at SEA increased from $144.6 million in the first quarter of 2001 to $203.2 million in the first quarter of 2002, a 40.1% increase. Operating income as a percentage of earned premium revenue decreased to 9.0% in the 2002 quarter from 12.2% in the comparable 2001 period. This decrease in operating margin was attributable primarily to the higher commission expense associated with the significant increase in first year earned premium revenue, offset by a nominal decrease in loss ratio (60.6% for three months ended March 31, 2001 compared to 59.8% for the three months ended March 31,
2002).

Group Insurance Division

    The Company has classified the results of its Student Insurance Division and its STAR HRG unit (which was acquired on February 28, 2002) as its Group Insurance Division. For the three months ended March 31, 2002, the Group Insurance Division reported operating income of $2.1 million compared to operating income of $459,000 in 2001. The increase in operating income at the Group Insurance Division for the three months ended March 31, 2002, compared to the corresponding period in 2001, was primarily attributable to an increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium (offset by a nominal increase in the loss ratio) at the Student Insurance Division. The Company also benefited from the incremental operating income attributable to the recently acquired STAR HRG unit.

Life Insurance Division

    For the three months ended March 31, 2002, the Company's Life Insurance Division (which includes the results of the Company's OKC life insurance operations and its College Fund Life Division) reported operating income of $2.8 million compared to operating income of $3.8 million in 2001. The decrease in operating income for the three months ended March 31, 2002 was primarily attributable to unfavorable experience in the group accident block of business, increased administrative expenses associated with the OKC division and decreased production from the College Fund Life Division.

Senior Market Division

    For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. Through March 31, 2002, the Company has realized nominal revenues associated with this Division, and the Company has expensed all expenditures as they have been incurred.

Academic Management Services Corp. ("AMS")

    For the three months ended March 31, 2002, UICI's Academic Management Services Corp. subsidiary ("AMS") reported operating income of $4.2 million compared to operating income of $269,000 for the comparable period in 2001. The significant improvement in operating results for the three months ended March 31, 2002 resulted primarily from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment and a reduction in interest expense on corporate borrowings. These increases were offset by lower realized gains on sale of loans and reduced yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to gains realized in the corresponding 2001 period.

    During the latter half of 2001 and the period ending June 30, 2002, AMS benefited and will continue to benefit significantly from a favorable prescribed minimum rate earned on its student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor, below which a lender's yield will not fall during the succeeding twelve-month period. On July 1, 2001, the floor rates on FFELP loans for the period July 1, 2001 through June 30, 2002 reset 220 basis points lower than the floor rates for the period July 1, 2000 through June 30, 2001. Nevertheless, due to rapidly declining market interest rates, shortly before September 30, 2001 the rate that AMS earned on its student loan portfolio again fell to the statutorily prescribed minimum rate, and the reduced level of prevailing market interest rates over the three months ended March 31, 2002 had the effect of continuing to reduce AMS' overall borrowing costs. As a result, AMS' spread income in the first quarter of 2002 in the amount of

$7.9 million exceeded spread income in the fourth quarter of 2001 in the amount of $6.9 million and spread income of $3.7 million earned in the first quarter of 2001.

    On July 1, 2002, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2002 through June 30, 2003 will again be reset. Based on current prevailing market interest rates, the Company currently expects a decrease in the prescribed floor rates on its student loan portfolio, and, as a result, AMS believes that spread income in the second half of 2002 will be significantly less than the level of spread income experienced in the second half of 2001 and the level of spread income currently expected in the first six months of 2002. In addition, results at AMS in the fourth quarter of 2002 will be negatively impacted by the seasonality of its tuition installment business, which historically has generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year.

    Income from AMS' tuition payment programs in the three months ended March 31, 2002 was $2.2 million compared to income in three months ended March 31, 2001 of $2.1 million. For the three months ended March 31, 2002, an increase in fees attributable to additional tuition payment accounts and the imposition of late fees on delinquent accounts were offset by a decline in investment income from tuition payment program funds held in trust, as a result of lower prevailing market interest rates. Investment income on funds held in connection with tuition payment programs declined to $1.0 million in the three months ended March 31, 2002 from $2.2 million in the year earlier period (despite a 43% increase in the average trust fund balance). AMS' tuition payment program business has historically generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year.

    Operating expenses at AMS in the three months ended March 31, 2002 and 2001 were $12.0 million and $14.7 million, respectively. This reduction in operating expenses was primarily attributable to reduced interest expense associated with non-student loan indebtedness and reduced administrative expenses. For the three months ended March 31, 2002, interest expense on non-student loan indebtedness was $20,000 compared to interest expense on non-student loan indebtedness of $440,000 in the three months ended March 31, 2001. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

    AMS sold $58.0 million and $135.4 million principal amount of student loans during the three months ended March 31, 2002 and 2001, respectively, from which AMS generated gains on net sales in the amount of $1.0 million and $1.8 million, respectively. Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period.

Investment in Healthaxis, Inc.

    At March 31, 2002, the Company held approximately 46% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note B of Notes to Consolidated Condensed Financial Statements.

    During the three months ended March 31, 2002, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill) was $(174,000), compared to its reported share of operating losses of $(2.1) million in the three months ended March 31, 2001. The Company's carrying value of its investment in HAI was $8.1 million and $8.3 million at March 31, 2002 and December 31 2001, respectively.

Other Key Factors

    The Other Key Factors category includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on investments, (e) the operations of the Company's AMLI Realty Co. subsidiary (including AMLI Realty Co.'s 20% equity interest in AMLI Commercial Properties Trust, a private real estate investment trust), (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i), amortization of goodwill (with respect to periods ended prior to January 1, 2002). For the three months ended March 31, 2002, Other Key Factors reported an operating loss of $(8.0) million, compared to an operating loss of $(319,000) in 2001. This increase in operating loss was attributable to various factors, including a $1.8 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets and a decrease in amount available for investment due to acquisitions made in the first quarter of 2002), a $1.9 million increase in corporate expenses, a $856,000 impairment charge on the Company's investment portfolio, and an increase in variable stock-based compensation of $4.7 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the three months ended March 31, 2002 were offset by the positive impact of the non-amortization of goodwill as required by FASB Statement 142 for all periods after January 1, 2002. In the three months ended March 31, 2001, the Company recorded amortization of goodwill in the amount of $1.1 million.

Variable Stock-Based Compensation

    The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company's common stock. See Note L of Notes to Consolidated Condensed Financial Statements.

    In the quarter ended March 31, 2002, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $4.5 million ($(0.08) per diluted share, net of tax), of which $2.0 million was attributable to the ESOP feature of the Company's Employee Stock Ownership and Savings Plan (the "Employee Plan"), $1.8 million was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $721,000 was attributable to other stock-based plans.

    During the quarter ended March 31, 2002, the amount classified as stock appreciation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the quarter of 217,102 shares previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company will continue to record additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share. The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and the Company currently estimates that all of the remaining 413,000 unallocated $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2002. At March 31, 2002, the excess between the fair value of the 413,000 unallocated $5.25 ESOP Shares and such shares at $5.25 per share totaled $5.7 million.

    The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst, CFLD Association Field Services and CFL Agency. The agent plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. For the three months ended March 31, 2002, the Company recorded total commission expense associated with these agent plans in the amount of $3.3 million, of which $1.8 million represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

    The accounting treatment of the Company's agent plans will continue to result in unpredictable stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. Unvested benefits under the agent plans vest in January of each year; accordingly, in periods of general appreciation in the quoted price of UICI common stock, the Company's cumulative liability, and corresponding charge to income, for unvested stock-based compensation is expected to be greater in each successive quarter during any given year.

DISCONTINUED OPERATIONS

    The Company's reported results in the three months ended March 31, 2002 reflected income from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and the Company's' UICI Administrators Inc. unit) in the amount of $67,000, compared to a loss from discontinued operations in the three months ended March 31, 2001 in the amount of $(897,000).

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

    UICI Administrators, Inc.

    The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. as its Third Party Administration ("TPA") Division.

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported income in the amount of $67,000 net of tax.

    In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management, Inc.) has been reclassified to the Company's Other Key Factors segment for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the three-month period ended March 31, 2002, net cash provided by operations totaled approximately $42.1 million. In the three-month period ended March 31, 2001, net cash used in operations totaled approximately $21.5 million.

    During the three months ended March 31, 2002, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $25.3 million at December 31, 2001 to $24.6 million at March 31, 2002.

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

    At March 31, 2002 and December 31, 2001, UICI at the holding company level held cash and cash equivalents in the amount of $44.6 million and $57.3 million, respectively, and had short and long-term indebtedness outstanding in the amount of $24.6 million and $25.3 million, respectively. The Company currently estimates that, through December 31, 2002, the holding company will have operating cash requirements in the amount of approximately $39.9 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At March 31, 2002, the Company had no borrowings outstanding under the facility.

STATUTORY ACCOUNTING

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

STOCK REPURCHASE PLAN

    In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through May 3, 2002, the Company had purchased an additional 980,400 shares pursuant to the program (with the last purchase made on December 13, 2001). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based commission charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based commission charges may result in material non-cash fluctuations in the Company's results of operations. See Note L of Notes to Consolidated Condensed Financial Statements.

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

    The Company believes the critical accounting policies related to claims reserves, accounting for health policy acquisition costs, goodwill and other identifiable intangible assets, accounting for agent stock accumulation plans, investments, deferred taxes, and loss contingencies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    For a more detailed discussion on the application of these and other accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $215.2 million principal amount of PLUS loans outstanding at March 31, 2002. The fixed yield on PLUS loans was 8.99% for the twelve months ended June 30, 2001 and was reset to 6.79% for the twelve months beginning July 1, 2001. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2002, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note I of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

    During the three months ended March 31, 2002, the Company issued 3,500 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibit.

       10.68 - Stock purchase agreement dated February 28, 2002 among The S.T.A.R. Human Resource Group, Inc., STAR Administrative Services, Inc. and certain Shareholders and UICI.

(b)  Reports on Form 8-K.

       1.   Current Report on Form 8-K dated February 8, 2002

       2.   Current Report on Form 8-K dated February 28, 2002

       3.   Current Report on Form 8-K dated April 2, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UICI
                                        ---------------------------------------
                                        (Registrant)


Date:  May 14, 2002                     /s/ Gregory T. Mutz
                                        ---------------------------------------
                                        Gregory T. Mutz, President,
                                        Chief Executive Officer and Director




Date: May 14, 2002                      /s/ Matthew R. Cassell
                                        ---------------------------------------
                                        Matthew R. Cassell, Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 10.68     -    Stock purchase agreement dated February 28, 2002 among
                The S.T.A.R. Human Resource Group, Inc., STAR Administrative
                Services, Inc. and certain Shareholders and UICI.