Form 10-Q
period 2002-06-30
UICI
filed 2002-08-14
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 47,554,362 shares as of August 8, 2002.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                             PAGE
                                                                                                             ----
    PART I.        FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Consolidated condensed balance sheets-June 30, 2002 (unaudited) and
                   December 31, 2001....................................................................        3

                   Consolidated condensed statements of income  (unaudited) - Three months ended June
                   30, 2002 and 2001 and six months ended June 30, 2002 and 2001........................        4

                   Consolidated statements of comprehensive income  (unaudited) - Three months
                   ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001.............        5

                   Consolidated condensed statements of cash flows (unaudited) - Six months
                   ended June 30, 2002 and 2001.........................................................        6

                   Notes to consolidated condensed financial statements (unaudited) - June 30, 2002.....        7

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                   of Operations........................................................................       27

    Item 3.        Quantitative and Qualitative Disclosures about Market Risk...........................       41

    PART II.       OTHER INFORMATION

    Item 1.        Legal Proceedings....................................................................       42

    Item 4.        Submission of Matters to a Vote of Security Holders..................................       42

    Item 5.        Market for Registrant's Common Stock and Related Matters.............................       42

    Item 6.        Exhibits and Reports on Form 8-K.....................................................       42

    SIGNATURES                                                                                                 44

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                       (UNAUDITED)
                                     ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2002--$942,430; 2001--$924,709) .............................     $    951,357      $    929,291
     Equity securities, at fair value (cost:
     2002--$56,626; 2001--$42,419) ...............................          100,413            84,445
  Mortgage and collateral loans ..................................            5,218             5,404
  Policy loans ...................................................           19,719            20,127
  Investment in Healthaxis, Inc. .................................            6,696             8,278
  Short-term investments .........................................          149,370           171,173
                                                                       ------------      ------------
         Total Investments .......................................        1,232,773         1,218,718
Cash .............................................................           37,147            50,777
Student loans ....................................................        1,397,846         1,278,427
Restricted cash ..................................................          375,788           295,182
Reinsurance receivables ..........................................           58,825            63,825
Due premiums, other receivables and assets .......................           59,207            48,480
Investment income due and accrued ................................           65,216            60,879
Deferred acquisition costs .......................................           79,376            73,928
Goodwill and other intangible assets .............................          111,734            86,010
Deferred income tax ..............................................           11,298            20,173
Property and equipment, net ......................................           78,129            70,634
Other assets .....................................................           17,581            14,199
                                                                       ------------      ------------
                                                                       $  3,524,920      $  3,281,232
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits ............................     $    420,738      $    423,297
  Claims .........................................................          406,523           354,011
  Unearned premiums ..............................................           83,015            95,399
  Other policy liabilities .......................................           18,953            18,654
Accounts payable .................................................           30,627            32,371
Other liabilities ................................................          115,513           116,147
Collections payable ..............................................          173,728           140,894
Debt .............................................................           13,538            25,303
Student loan credit facilities ...................................        1,655,795         1,506,202
Net liabilities of discontinued operations, including reserve
   for losses on disposal ........................................           21,011            34,382
                                                                       ------------      ------------
                                                                          2,939,441         2,746,660
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share .....................               --                --
  Common stock, par value $0.01 per share ........................              501               494
  Additional paid-in capital .....................................          235,313           201,328
  Accumulated other comprehensive income .........................           34,266            30,294
  Retained earnings ..............................................          329,834           317,169
  Treasury stock, at cost ........................................          (14,435)          (14,713)
                                                                       ------------      ------------
                                                                            585,479           534,572
                                                                       ------------      ------------
                                                                       $  3,524,920      $  3,281,232
                                                                       ============      ============

NOTE: The balance sheet data as of December 31, 2001 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                          JUNE 30,                 JUNE 30,
                                                                                  -----------------------   -----------------------
                                                                                     2002         2001         2002         2001
                                                                                  ----------   ----------   ----------   ----------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of $1,810 and $1,608 for the three months ended June 30, 2002 and 2001, respectively, and $3,825 and $3,160 for the six months ended
       June 30, 2002 and 2001, respectively) ...................................  $  286,976   $  192,610   $  534,513   $  371,088
     Life premiums and other considerations ....................................       7,719        8,480       15,473       17,287
                                                                                  ----------   ----------   ----------   ----------
                                                                                     294,695      201,090      549,986      388,375
  Investment income ............................................................      21,049       20,909       40,878       41,202
  Interest income (includes amounts received from related parties of $1
       and $10 for the six months ended June 30, 2002 and 2001, respectively) ..      18,520       25,596       36,681       52,615
  Other fee income (includes amounts received from related parties of
       $1,667 and $1,976 for the three months ended June 30, 2002 and 2001, respectively, and $2,865 and $3,821 for the six months ended
       June 30, 2002 and 2001, respectively) ...................................      17,628       21,754       32,658       37,705
  Other income .................................................................       1,583        1,401        2,343        2,104
  Gains (losses) on investments ................................................      (5,095)       2,672       (5,833)       2,647
                                                                                  ----------   ----------   ----------   ----------
                                                                                     348,380      273,422      656,713      524,648
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ....................................     185,313      135,212      346,130      253,607
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $7,510 and $6,945 for the three months ended June 30, 2002 and 2001, respectively and $14,374 and $15,160
    for the six months ended June 30, 2002 and 2001, respectively) .............     104,522       65,162      195,401      130,332
  Stock appreciation expense ...................................................       6,805        1,914       11,316        1,724
  Other expenses (includes amounts paid to related parties of $997 and
    $1,279 for the three months ended June 30, 2002 and 2001, respectively, and $2,131 and $2,322 for the six months ended June 30, 2002 and 2001,
    respectively) ..............................................................      19,068       21,634       37,461       38,778
  Depreciation (includes expense on assets purchased from related parties of $436 and $126 for the three months ended June 30, 2002 and 2001, respectively, and $822 and $230 for the six months ended June 30, 2002
    and 2001, respectively) ....................................................       4,344        3,708        9,002        6,679
  Interest expense (includes expenses incurred with related parties of
    $0 and $0 for the three months ended June 30, 2002 and 2001, respectively, and $0 and $98 for the six months ended June 30, 2002
    and 2001, respectively) ....................................................         479        2,017        1,127        3,892
  Interest expense--student loan credit facilities .............................      10,127       19,264       20,580       42,219
  Losses in Healthaxis, Inc. investment ........................................       7,925        5,886        8,099        7,965
  Goodwill amortization ........................................................          --        1,129           --        2,258
                                                                                  ----------   ----------   ----------   ----------
                                                                                     338,583      255,926      629,116      487,454
                                                                                  ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   FEDERAL INCOME TAXES ........................................................       9,797       17,496       27,597       37,194
Federal income taxes ...........................................................       4,111        4,246        9,855       10,944
                                                                                  ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS ..............................................       5,686       13,250       17,742       26,250

DISCONTINUED OPERATIONS
    (net of income tax benefit of $0 and $290 for the three months ended June 30, 2002 and 2001, respectively, and $965 and $702
    for the six months ended June 30, 2002 and 2001, respectively) .............          --         (634)          67       (1,531)
                                                                                  ----------   ----------   ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........................       5,686       12,616       17,809       24,719
Cumulative effect of accounting change (net of income tax benefit of $1,742) ...          --           --       (5,144)          --
                                                                                  ----------   ----------   ----------   ----------
NET INCOME .....................................................................  $    5,686   $   12,616   $   12,665   $   24,719
                                                                                  ==========   ==========   ==========   ==========

Earnings (loss) per share:
   Basic earnings (loss)
     Income from continuing operations .........................................  $     0.12   $     0.28   $     0.38   $     0.56
     Income (loss) from discontinued operations ................................        0.00        (0.01)        0.00        (0.03)
                                                                                  ----------   ----------   ----------   ----------
     Income before cumulative effect of accounting change ......................        0.12         0.27         0.38         0.53
     Cumulative effect of accounting change ....................................        0.00         0.00        (0.11)        0.00
                                                                                  ----------   ----------   ----------   ----------
     Net income ................................................................  $     0.12   $     0.27   $     0.27   $     0.53
                                                                                  ==========   ==========   ==========   ==========
   Diluted earnings (loss)
     Income from continuing operations .........................................  $     0.12   $     0.28   $     0.37   $     0.55
     Income (loss) from discontinued operations ................................        0.00        (0.01)        0.00        (0.03)
                                                                                  ----------   ----------   ----------   ----------
     Income before cumulative effect of accounting change ......................        0.12         0.27         0.37         0.52
     Cumulative effect of accounting change ....................................        0.00         0.00        (0.11)        0.00
                                                                                  ----------   ----------   ----------   ----------
     Net income ................................................................  $     0.12   $     0.27   $     0.26   $     0.52
                                                                                  ==========   ==========   ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                       --------------------------      --------------------------
                                                                          2002            2001            2002            2001
                                                                       ----------      ----------      ----------      ----------
Net income .......................................................     $    5,686      $   12,616      $   12,665      $   24,719

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period ..............         23,626          31,778          13,477          47,165
     Reclassification adjustment for gains (losses)
       included in net income ....................................         (6,569)            858          (7,371)            986
                                                                       ----------      ----------      ----------      ----------
           Other comprehensive income before tax .................         17,057          32,636           6,106          48,151
     Income tax provision related to items of
       other comprehensive income ................................         (5,967)        (11,422)         (2,134)        (16,850)
                                                                       ----------      ----------      ----------      ----------
           Other comprehensive income net of tax provision .......         11,090          21,214           3,972          31,301
                                                                       ----------      ----------      ----------      ----------

Comprehensive income .............................................     $   16,776      $   33,830      $   16,637      $   56,020
                                                                       ==========      ==========      ==========      ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             ------------      ------------

OPERATING ACTIVITIES
   Net income ..........................................................     $     12,665      $     24,719
   Adjustments to reconcile net income to
       cash provided by operating activities:
     Increase (decrease) in policy liabilities .........................           24,641           (12,945)
     Decrease in other liabilities .....................................          (18,416)           (6,205)
     Increase in income taxes ..........................................            3,640             5,281
     (Increase) decrease in deferred acquisition costs .................           (5,318)            1,413
     Increase in accrued investment income .............................           (4,337)             (926)
     Decrease in reinsurance and other receivables .....................           21,717             6,077
     Stock appreciation expense ........................................           11,316             1,724
     Depreciation and amortization .....................................           16,909             9,544
     Increase in collections payable ...................................           32,834             6,801
     Equity in losses of Healthaxis, Inc. ..............................            1,599             7,965
     Losses (gains) on investments .....................................            5,833            (2,586)
     Amounts charged to loss on disposal of discontinued operations ....           (1,913)           (4,541)
     Other items, net ..................................................           (1,780)            1,113
                                                                             ------------      ------------
         Cash Provided by Operating Activities .........................           99,390            37,434
                                                                             ------------      ------------

INVESTING ACTIVITIES
   (Increase) decrease in student loans ................................         (119,419)           14,955
   (Increase) decrease in other investments ............................          (15,413)            2,857
   Increase in restricted cash .........................................          (80,606)          (45,135)
   Increase in agents' receivables .....................................          (11,558)           (5,286)
   Proceeds from sale of subsidiary net of cash disposal of $151 .......            2,473                --
   Purchase of subsidiaries net of cash acquired of $2,599 .............          (30,833)               --
   Increase in property and equipment ..................................          (15,548)           (9,186)
                                                                             ------------      ------------
         Cash Used in Investing Activities .............................         (270,904)          (41,795)
                                                                             ------------      ------------

FINANCING ACTIVITIES
   Deposits from investment products ...................................            7,026             7,531
   Withdrawals from investment products ................................          (13,198)          (15,547)
   Proceeds from student loan borrowings ...............................          654,741           416,456
   Repayment of student loan borrowings ................................         (505,148)         (433,348)
   Repayment of debt ...................................................          (11,765)          (23,132)
   Repayment of note payable to related party ..........................               --           (18,954)
   Issue shares to Employee Stock Plan .................................            6,324             3,039
   Exercise of stock options ...........................................            4,290                --
   Purchase of treasury shares .........................................             (265)           (8,880)
   Issuance of treasury shares .........................................               --               955
   Capital contribution from related party .............................           15,600                --
   Other items, net ....................................................              279             2,249
                                                                             ------------      ------------
         Cash Provided by (Used in) Financing Activities ...............          157,884           (69,631)
                                                                             ------------      ------------

         Net Decrease in Cash ..........................................          (13,630)          (73,992)
         Cash and cash equivalents at Beginning of Period ..............           50,777            83,058
                                                                             ------------      ------------
         Cash and cash equivalents at End of Period ....................     $     37,147      $      9,066
                                                                             ============      ============

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

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

    The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

NOTE B - INVESTMENT IN HEALTHAXIS, INC.

    At June 30, 2002, the Company held 23,655,622 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 45% of the issued and outstanding shares of HAI. Of such 23,655,622 shares held by the Company, 8,581,714 shares (representing 16.1% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. In addition, at June 30, 2002, the Company held (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) $1.67 million aggregate principal amount of HAI 2% convertible debentures, which are convertible into an aggregate of 185,185 shares of HAI common stock.

    On July 31, 2002, UICI exchanged the $1.67 million principal amount of HAI 2% convertible debentures for cash in the amount of $243,000 and 1,424 shares of a newly authorized series of HAI 2% convertible preferred stock, which preferred stock has a stated liquidation value of $1,000 per share and is convertible into 542,476 shares of HAI common stock at a conversion price per common share of $2.625.

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

    Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), through June 15, 2002 HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. The Services Agreement had an initial five-year term ending on January 3, 2005, which was subject to extension by the Company. The Services Agreement was terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party.

    The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss. The Company's equity in the loss of HAI in the three and six months ended June 30, 2002 was $1.4 million and $1.6 million, respectively, compared to $5.9 million and $8.0 million for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2002, results for the HAI segment also reflected a $6.5 million impairment charge related to the adjustment to the carrying value of the Company's investment in HAI.

    Effective June 15, 2002, UICI and HAI terminated the Services Agreement. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI's technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continues to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. Giving effect to the capital contribution, subsequent write down and equity in losses at HAI in the three and six months ended June 30, 2002 in the amount of $1.4 million and $1.6 million, respectively, the Company's carrying value of its investment in HAI was $6.7 million at June 30, 2002.

    Pursuant to the terms of the Services Agreement, UICI paid to HAI $3.7 million and $8.1 million, respectively, in the three and six months ended June 30, 2002, compared to $6.7 million and $10.5 million, respectively, in the three and six months ended June 30, 2001. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $1.7 million and $2.5 million, respectively, in the three and six months ended June 30, 2002, compared to $1.4 million and $6.1 million, respectively, in the three and six months ended June 30, 2001. The aggregate amounts paid by UICI to HAI in the three and six months ended June 30, 2002 represented 66.0% and 58.6%, respectively, of HAI's total revenues of $8.2 million and $18.0 million, respectively, in such periods, compared to 72.7% and 74.0%, respectively, of HAI's total revenues of $11.1 million and $22.3 million, respectively, in the three and six months ended June 30, 2001.

    Set forth below is summary condensed balance sheet and income statement data for HAI as of and for the three and six-month periods ended June 30, 2002. This financial information has been adjusted to exclude the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com (the subsidiary of HAI that was merged with and into HAI in January 2001).

                                                                           JUNE 30,
                                                                             2002
                                                                          ----------
                                                                         (IN THOUSANDS)
         Assets
           Cash and current assets ..................................     $   23,320
           Property and equipment ...................................          2,314
           Other assets .............................................          4,551
                                                                          ----------
                   Total assets .....................................     $   30,185
                                                                          ==========
         Liabilities
           Accounts payable and accrued expenses ....................     $    3,362
           Debt .....................................................         27,301
           Other liabilities ........................................          2,568
                                                                          ----------
           Total liabilities ........................................         33,231
           Stockholders' deficit ....................................         (3,046)
                                                                          ----------
                   Total liabilities and stockholders' deficit ......     $   30,185
                                                                          ==========

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30, 2002          JUNE 30, 2002
                                         ------------------     ----------------
                                                      (IN THOUSANDS)
         Revenue ......................     $      8,166           $     17,958
         Expenses .....................           11,301                 21,469
                                            ------------           ------------
                   Net loss ...........     $     (3,135)          $     (3,511)
                                            ============           ============

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company adopted FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisitions of AMS and Barron was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

    Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of June 30, 2002 and December 31, 2001:

                                                                   JUNE 30, 2002
                                             -------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                               OTHER
                                                             INTANGIBLE      ACCUMULATED
                                              GOODWILL         ASSETS        AMORTIZATION          NET
                                             -----------     -----------     ------------      -----------
Self Employed Agency Division ..........     $     9,405     $        --      $    (3,972)     $     5,433
Group Insurance Division ...............          17,513           8,858             (571)          25,800
Life Insurance Division ................             552              --             (193)             359
Senior Market Division .................           5,350           1,637             (177)           6,810
Academic Management Services Corp. .....          85,382              --          (12,610)          72,772
Other Key Factors ......................           2,515              --           (1,955)             560
                                             -----------     -----------      -----------      -----------
                                             $   120,717     $    10,495      $   (19,478)     $   111,734
                                             ===========     ===========      ===========      ===========

                                                                DECEMBER 31, 2001
                                             ---------------------------------------------------------
                                                                  (IN THOUSANDS)

                                                              OTHER
                                                            INTANGIBLE      ACCUMULATED
                                              GOODWILL        ASSETS       AMORTIZATION        NET
                                             ----------     ----------     ------------     ----------
Self Employed Agency Division ..........     $    9,405     $       --      $   (3,972)     $    5,433
Group Insurance Division ...............             --             --              --              --
Life Insurance Division ................            552             --            (193)            359
Senior Market Division .................             --             --              --              --
Academic Management Services Corp. .....         90,360             --         (12,610)         77,750
Other Key Factors ......................          4,423             --          (1,955)          2,468
                                             ----------     ----------      ----------      ----------
                                             $  104,740     $       --      $  (18,730)     $   86,010
                                             ==========     ==========      ==========      ==========

    Following is the impact to the Company's net income for the three and six months ended June 30, 2002 and 2001 as a result of the non-amortization provisions of Statement 142:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                 -----------------------------     -----------------------------
                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income ........................     $      5,686     $     12,616     $     12,665     $     24,719
Add:  Goodwill amortization, net of tax ....               --              988               --            1,975
                                                 ------------     ------------     ------------     ------------
Adjusted net income ........................     $      5,686     $     13,604     $     12,665     $     26,694
                                                 ============     ============     ============     ============

Basic earnings per share
   As reported .............................     $       0.12     $       0.27     $       0.27     $       0.53
   Goodwill amortization, net of tax .......               --             0.02               --             0.04
                                                 ------------     ------------     ------------     ------------
   Adjusted basic earnings per share .......     $       0.12     $       0.29     $       0.27     $       0.57
                                                 ============     ============     ============     ============

Diluted earnings per share
   As reported .............................     $       0.12     $       0.27     $       0.26     $       0.52
   Goodwill amortization, net of tax .......               --             0.02               --             0.04
                                                 ------------     ------------     ------------     ------------
   Adjusted diluted earnings per share .....     $       0.12     $       0.29     $       0.26     $       0.56
                                                 ============     ============     ============     ============

    Other intangible assets consist of present value of future commissions, customer lists, trademark and non-compete agreements related to the acquisitions of SeniorsFirst and STAR HRG completed in the three months ended March 31, 2002. (See Note F).

    Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

                                     (IN THOUSANDS)
                                     --------------
         2002..................        $  1,550
         2003..................           1,568
         2004..................           1,357
         2005..................           1,158
         2006..................           1,023
         2007 and thereafter...           3,839
                                       --------
                                       $ 10,495
                                       ========

NOTE D - DEBT

    At December 31, 2001 and June 30, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $25.3 million and $13.5 million, respectively, of which $19.4 million and $7.9 million, respectively, constituted indebtedness of the holding company.

    On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1,

2003, the Company is required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $11.9 million and $7.9 million at December 31, 2001 and June 30, 2002, respectively. The Company incurred $490,000 and $663,000 of interest expense on the notes in the six months ended June 30, 2002 and 2001, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

    Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bore interest at LIBOR plus 150 basis points (1.5%) (3.38% at March 31, 2002), and was payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity scheduled for June 30, 2005. The note was delivered to discharge an account payable by United CreditServ ("UCS") in the amount of $10.0 million owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company. The Company made its scheduled quarterly $500,000 principal payment on April 1, 2002, and on April 29, 2002, the Company paid in full all remaining outstanding principal in the amount of $6.5 million and accrued interest on the note. At December 31, 2001 and June 30, 2002, the outstanding balance on the note was $7.5 million and $-0-, respectively.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At June 30, 2002, the Company had no borrowings outstanding under the facility.

    On July 19, 2002, the Company prepaid in full all outstanding principal in the amount of $3.9 million and accrued interest on indebtedness owing to the South Dakota Board of Economic Development.

NOTE E - STUDENT LOAN CREDIT FACILITIES

    At December 31, 2001 and June 30, 2002, the Company, through its AMS subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of $1,506.2 million and $1,655.8 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,242.8 million and $1,547.9 million, respectively, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity"). The accounts of all of the Company's Special Purpose Entities are included in the Company's Consolidated Financial Statements. At December 31, 2001 and June 30, 2002, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,276.1 million and $1,397.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $129.4 million and $175.3 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

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

NOTE F - ACQUISITIONS AND DISPOSALS

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the Company's Third Party Administration ("TPA") business unit. The results of operations of UICI Administrators, Inc. are reflected in discontinued operations for all periods presented. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported net income in the amount of $67,000.

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

    On January 17, 2002, the Company completed the purchase, for a cash purchase price of $8.0 million, of a 50% interest in SeniorsFirst, a Dallas-based career agency specializing in the sale of long-term care and Medicare supplement insurance products. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $5.3 million and amortizable intangible assets in the amount of $1.6 million.

     Effective February 28, 2002, the Company acquired all of the outstanding capital stock of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "STAR HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the STAR HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of STAR HRG measured over the three-month period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and is payable, at the

Company's option, by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 or in cash plus interest computed at a rate of 6% from the initial closing. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million.

    The Company's Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2002 includes the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company's results of operations was not material.

NOTE G - INCOME TAXES

    The Company's effective tax rate on continuing operations for the three and six month periods ended June 30, 2002 was approximately 42.0% and 35.7%, respectively, compared to 24.3% and 29.4%, respectively, in the corresponding 2001 periods. The increase in the effective tax rate for the 2002 periods over the 2001 periods can primarily be attributed to two items. First, the valuation allowance for AMS decreased during 2001 before AMS joined in the Company's consolidated tax return. Second, the non-deductible portion of the variable stock-based compensation expense increased during 2002. This increase in the tax rate was partially offset by the reduction of the Company's tax liability following its assessment of potential additional tax obligations recorded in the first quarter of 2002.

NOTE H - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                 -----------------------------      ------------------------------
                                                                     2002             2001              2002              2001
                                                                 ------------     ------------      ------------      ------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to common shareholders ................................     $      5,686     $     13,250      $     17,742      $     26,250
  Income (loss) from discontinued operations ...............               --             (634)               67            (1,531)
                                                                 ------------     ------------      ------------      ------------
  Income before cumulative effect of accounting change .....            5,686           12,616            17,809            24,719
  Cumulative effect of accounting change ...................               --               --            (5,144)               --
                                                                 ------------     ------------      ------------      ------------
  Net income ...............................................     $      5,686     $     12,616      $     12,665      $     24,719
                                                                 ============     ============      ============      ============
Weighted average shares outstanding
  -- basic earnings (loss) per share .......................           47,623           46,526            47,242            46,776
Effect of dilutive securities:
Employee stock options and other shares ....................            1,059            1,018             1,310             1,125
                                                                 ------------     ------------      ------------      ------------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share ................................           48,682           47,544            48,552            47,901
                                                                 ============     ============      ============      ============
Basic earnings (loss) per share
  From continuing operations ...............................     $       0.12     $       0.28      $       0.38      $       0.56
  From discontinued operations .............................             0.00            (0.01)             0.00             (0.03)
                                                                 ------------     ------------      ------------      ------------
  Income before cumulative effect of accounting change .....             0.12             0.27              0.38              0.53
  Cumulative effect of accounting change ...................             0.00             0.00             (0.11)             0.00
                                                                 ------------     ------------      ------------      ------------
  Net income ...............................................     $       0.12     $       0.27      $       0.27      $       0.53
                                                                 ============     ============      ============      ============
Diluted earnings (loss) per share
  From continuing operations ...............................     $       0.12     $       0.28      $       0.37      $       0.55
  From discontinued operations .............................             0.00            (0.01)             0.00             (0.03)
                                                                 ------------     ------------      ------------      ------------
  Income before cumulative effect of accounting change .....             0.12             0.27              0.37              0.52
  Cumulative effect of accounting change ...................             0.00             0.00             (0.11)             0.00
                                                                 ------------     ------------      ------------      ------------
  Net income ...............................................     $       0.12     $       0.27      $       0.26      $       0.52
                                                                 ============     ============      ============      ============

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

     Following a mediation held on May 23, 2002, the parties to the litigation entered into a memorandum of understanding, pursuant to which the parties have agreed, without admitting or denying liability and provided that certain conditions are satisfied, to fully and finally resolve the litigation. The Company believes that the terms of the settlement as contemplated by the memorandum of understanding will not have a material adverse effect upon the financial condition or results of operations of the Company. Funding of the settlement amount was completed on July 15, 2002 in accordance with the terms of the memorandum of agreement. Final settlement is subject to execution and delivery of definitive settlement and release documentation (the terms of which have not yet been negotiated), completion of confirmatory discovery, preliminary approval by the U.S. District Court of the terms of the settlement, notice of settlement to the plaintiff class, and final, binding, and non-appealable approval by the U.S. District Court. There can be no assurance that these conditions will in fact be satisfied.

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

ACE/AFCA and Philip A. Gray Litigation

    As previously disclosed, the Company is a party to a lawsuit (the "ACE/AFCA" Litigation) (American Credit Educators, LLC and American Fair Credit Association, Inc. v. UICI and United Credit National Bank, pending in the United States District Court for the District of Colorado), which was initially filed as separate lawsuits in February 2000 by American Credit Educators, LLC ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs. In the ACE/AFCA Litigation, plaintiffs initially alleged, among other things, that UCNB breached its agreements with ACE and AFCA, sought injunctive relief and a declaratory judgment and claimed money damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

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

    In its answer filed on August 15, 2001, the Company asserted numerous defenses to the plaintiffs' remaining claims. UICI and United CreditServ also asserted numerous counterclaims against ACE and AFCA, including, among other things, breach of contract, breach of fiduciary duty, fraud and civil conspiracy, and UICI and UCS have claimed damages in an indeterminate amount. ACE and AFCA have filed a partial motion to dismiss the counterclaims, and UICI's and United CreditServ's response to that motion was filed on October 29, 2001. The Court has not ruled on the motion to dismiss.

    Written discovery has commenced in the case. However, the parties have not conducted any depositions, and no trial date has been set for the case.

    In a separate suit filed on March 26, 2001 in the District Court of Dallas County, Texas (the "Gray Litigation") (UICI, United Membership Marketing Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC, the Company sued Philip A. Gray individually ("Gray") and a related limited liability company (the "LLC")), alleging, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business. Gray removed the case to the United States District Court for the Northern District of Texas, and UICI substituted PAG Family Partners Ltd. ("PAG") and the PAG Family Trust for the LLC as defendants. By order dated May 6, 2002, the Texas Federal Court denied PAG's motion to dismiss the fraud, negligent misrepresentation and certain other claims, but dismissed certain of the named defendants from the Gray Litigation. In addition, the Court ordered the transfer of the Gray Litigation to the United States District Court for the District of Colorado. On May 31, 2002, in an answer and third-party complaint Gray denied all allegations and asserted counterclaims against UICI and third-party claims against certain individuals, including Ronald L. Jensen (the Company's Chairman) and Gregory T. Mutz (the Company's President and Chief Executive Officer), in which Gray has alleged, among other things, violations of Colorado securities laws, fraudulent misrepresentations, breach of fiduciary duty, unjust enrichment and negligent misrepresentations and has sought a declaratory judgment and an accounting. Written discovery has not begun in the Gray Litigation.

    The parties agreed to submit both disputes to mediation, which was held on April 15, 2002. At that mediation, the parties were unable to reach agreement on a resolution of the ACE/AFCA or the Gray Litigation. The Company intends to continue to vigorously defend and pursue its counterclaims in the ACE/AFCA Litigation and defend the counterclaims and pursue its claims in the Gray Litigation. The Company is not currently in a position to assess its ultimate exposure, if any, in connection with either case.

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

     On July 10, 2002, the Court of Appeal issued a decision affirming the order entered by the trial court in October 2000 regarding defendants' motion to compel arbitration. The Court of Appeal dismissed for want of appellate jurisdiction the appeal respecting the orders certifying the class and defining the scope of the class entered by the trial court in April 1999 and October 2000, respectively. Under the applicable court rules, UICI has until August 19, 2002 to file a petition for review of the Court of Appeal's decision of the appeal with the California Supreme Court.

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

    On April 8, 2002, a hearing was held in the Eastern District of North Carolina regarding plaintiff's request for discovery in connection with plaintiff's contention that the arbitration agreements are unenforceable because they impose prohibitive costs on plaintiff. By order entered April 9, 2002, the Eastern District of North Carolina held that cost is not a viable issue to oppose arbitration in light of UICI's offer to bear the forum-imposed costs arising from any arbitration between UICI and plaintiff. Further, the Eastern District of North Carolina ordered the parties to file cross-motions for summary judgment on or before May 10, 2002, and the Court held in reserve plaintiff's request for discovery on other issues pending its decision on the contemplated summary judgment motions. Briefing on the cross-motions was completed on June 17, 2002, though the Eastern District of North Carolina has not entered a decision on the cross-motions for summary judgment.

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

New Mexico Class Action Litigation

    As previously disclosed, on June 1, 2001, UICI and MEGA were served as parties defendant in a purported class action (Frances C. Chandler, Individually and as a Representative of a Class of Similarly Situated Persons, vs. PFL Life Insurance Company, UICI, The MEGA Life and Health Insurance Company, et al.) initially filed on January 12, 2001 and pending in First Judicial District Court (Santa Fe, New Mexico). On her own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff has alleged that sales materials associated with a group hospital benefit health insurance plan sponsored, marketed, underwritten, reinsured and/or administered by defendants contained incomplete, inaccurate, misleading and/or false statements, and that benefits and treatment were denied plaintiffs with attendant credit damage, pain and suffering and loss of enjoyment. Plaintiffs have alleged, among other things, breach of contract, misrepresentation, breach of fiduciary duties, unjust enrichment, and the violation of the duty of good faith and fair dealing.

    Since this class action suit is in a preliminary stage, the Company has conducted no discovery and the plaintiff has conducted only limited discovery in the case. The Company is unable at this time to assess its ultimate exposure, if any, in the case.

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

    On July 15, 2002, plaintiff and the defendants entered into a Settlement Agreement, pursuant to which the parties agreed to fully and finally settle, without admitting or denying liability, the matters that were the subject of the suit. The terms of the settlement will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

    On October 19, 2001, the Court granted defendants' motion to dismiss the case in its entirety, dismissing with prejudice plaintiffs' claims under the Higher Education Act and federal mail and wire fraud claims and dismissing without prejudice plaintiffs' state law claims. The District Court subsequently denied plaintiffs' motion for reconsideration/rehearing. On December 27, 2001, plaintiffs appealed the District Court's ruling and filed an appeal with the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. On July 17, 2002, the United States Court of Appeals for the Eleventh Circuit affirmed the District Court's dismissal of the case in its entirety.

    Plaintiffs have also filed a parallel state class action complaint in the Eleventh Judicial Circuit, Dade County, Florida. The state class action complaint asserts essentially the same tort causes of action previously dismissed by the federal District Court and adds a claim alleging violations of the Florida state deceptive trade practices statute. On April 9, 2002, the court in the Florida state action granted AMS' petition for a stay in the state court proceedings pending resolution of the federal action.

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

NOTE J - SEGMENT INFORMATION

    The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently-acquired STAR HRG business unit effective February 28, 2002), the Life Insurance Division (formerly the Company's OKC Division, which includes the Company's College Fund Life Division) and the Senior Market Division, (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors.

    Other Key Factors includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

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

    Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                 --------------------------      --------------------------
                                                    2002            2001            2002            2001
                                                 ----------      ----------      ----------      ----------
                                                                      (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division .........     $  243,153      $  167,536      $  458,929      $  324,057
     Group Insurance Division ..............         57,625          30,321          99,270          58,314
     Life Insurance Division ...............         18,692          24,974          38,612          48,339
     Senior Market Division ................            673              --           1,110              --
                                                 ----------      ----------      ----------      ----------
                                                    320,143         222,831         597,921         430,710
                                                 ----------      ----------      ----------      ----------

   Financial Services:
     Academic Management Services Corp. ....         28,240          40,289          54,715          77,686
                                                 ----------      ----------      ----------      ----------

   Other Key Factors .......................            186          11,188           4,403          18,168
   Intersegment Eliminations ...............           (189)           (886)           (326)         (1,916)
                                                 ----------      ----------      ----------      ----------
Total revenues from continuing operations ..     $  348,380      $  273,422      $  656,713      $  524,648
                                                 ==========      ==========      ==========      ==========


                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                            -------------------------     -------------------------
                                                                               2002           2001           2002           2001
                                                                            ----------     ----------     ----------     ----------
                                                                                                 (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency Division .....................................    $   21,872     $   18,629     $   40,205     $   36,202
     Group Insurance Division ..........................................         3,657            855          5,717          1,314
     Life Insurance Division ...........................................         2,913           (236)         5,674          3,560
     Senior Market Division ............................................        (1,850)          (784)        (3,235)          (784)
                                                                            ----------     ----------     ----------     ----------
                                                                                26,592         18,464         48,361         40,292
                                                                            ----------     ----------     ----------     ----------

   Financial Services:
     Academic Management Services  Corp. ...............................         4,436          5,240          8,619          5,509
     Losses in  Healthaxis, Inc. investment ............................        (7,925)        (5,886)        (8,099)        (7,965)
                                                                            ----------     ----------     ----------     ----------
                                                                                (3,489)          (646)           520         (2,456)
                                                                            ----------     ----------     ----------     ----------

   Other Key Factors:
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including
       interest expense on non-student loan indebtedness)...............        (6,501)         2,721         (9,968)         3,340
     Variable stock-based compensation .................................        (6,805)        (1,914)       (11,316)        (1,724)
     Goodwill amortization .............................................            --         (1,129)            --         (2,258)
                                                                            ----------     ----------     ----------     ----------
                                                                               (13,306)          (322)       (21,284)          (642)
                                                                            ----------     ----------     ----------     ----------

Total income from continuing operations before federal income taxes ....    $    9,797     $   17,496     $   27,597     $   37,194
                                                                            ==========     ==========     ==========     ==========

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2002             2001
                                                                ------------     ------------
                                                                       (IN THOUSANDS)
          Assets
            Insurance:
               Self Employed Agency Division ..............     $    579,462     $    485,664
               Group Insurance Division ...................           82,939           78,274
               Life Insurance Division ....................          648,034          625,205
               Senior Market Division .....................            1,724               --
                                                                ------------     ------------
                                                                   1,312,159        1,189,143
                                                                ------------     ------------
            Financial Services:
               Academic Management Services Corp. .........        1,688,659        1,557,434
               Investment in Healthaxis, Inc. .............            6,696            8,278
                                                                ------------     ------------
                                                                   1,695,355        1,565,712
                                                                ------------     ------------

            Other Key Factors:
               General corporate and other ................          405,672          440,367
               Goodwill and other intangible assets .......          111,734           86,010
                                                                ------------     ------------
                                                                     517,406          526,377
                                                                ------------     ------------

         Total assets .....................................     $  3,524,920     $  3,281,232
                                                                ============     ============

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

    For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and has reflected the transaction on its consolidated condensed statements of cash flows as a capital contribution from related party in the amount of $15.6 million.

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

Exercise of Onward and Upward Option

    As previously disclosed, effective September 15, 1999, the Company and Onward & Upward, Inc. ("OUI") entered into a Put/Call Agreement, pursuant to which, for a thirty day period commencing on July 1 of each year, the Company was granted an option to purchase from OUI, and OUI was granted a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25 in 2004, $38.25 in 2005 and $40.25 in 2006. Mr.
Jensen's five adult children hold in the aggregate 100% of the equity interest in OUI, which is the holder of approximately 6.5% of the Company's outstanding Common Stock. On July 1, 2002, pursuant to the terms of the Put/Call Agreement, the Company exercised is option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate.

Termination of Healthaxis, Inc. Services Agreement

    Effective June 15, 2002, UICI and HAI (of which UICI holds approximately 45% of the issued and outstanding shares) terminated a Services Agreement. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI See Note B of Notes to Consolidated Condensed Financial Statements. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value.

NOTE L - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

UICI Employee Stock Ownership and Savings Plan

    The Company maintains for the benefit of its and its subsidiaries' employees the UICI Employee Stock Ownership and Savings Plan (the "Employee Plan"). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan in an amount not in excess of 15% of compensation (subject to overall limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the "ESOP"), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a six-year period.

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

    During the three and six months ended June 30, 2002, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $3.2 million and $6.4 million, respectively, of which $2.2 million and $4.2 million, respectively, were recorded as non-cash variable stock-based compensation expense. During the three and six months ended June 30, 2001, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $1.3 million and $2.9 million, respectively, of which $420,000 and $847,000, respectively, were recorded as non-cash variable stock-based compensation expense. The amount classified as variable stock-based compensation expense with respect to the Employee Plan in the 2002 periods represented the incremental compensation expense associated with the allocation during the six months ended June 30, 2002 of 385,000 $5.25 Shares to fund the Company's matching and supplemental contributions to participants' accounts in the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company will continue to record additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share. The Company currently estimates that all of the remaining 245,000 unallocated $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2002. At June 30, 2002, the excess between the fair value of the 245,000 unallocated $5.25 ESOP Shares and such shares at $5.25 per share totaled $3.7 million.

Agent Stock Accumulation Plans

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with its field force agencies, including UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst and CFL Agency.

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

    Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending July 30, 2002, the Company agreed to utilize up to 2,175,000 newly-issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the agent plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries transferred to the holding company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the plans. In accordance with such arrangement, during the period commencing July 1, 2000 and ended on June 30, 2002, the Company's subsidiaries have transferred to the Company at the holding company level cash in the aggregate amount of $9.2 million.

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing commission expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, commission expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three and six months ended June 30, 2002, the Company recorded total commission expense associated with these agent plans in the amount of $5.5 million and $8.8 million, respectively, of which $3.9 million and $5.7 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. For the three and six months ended June 30, 2001, the Company recorded total commission expense associated with these agent plans in the amount of $1.8 million and $2.0 million, respectively, of which $757,000 and $113,000, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

    At December 31, 2001, the Company had recorded approximately 1.6 million unvested matching credits associated with the Agent Plans, of which 596,000 vested in January 2002. At June 30, 2002, the Company had recorded approximately
1.7 million unvested matching credits.

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

Other Variable Stock-Based Compensation Plans

    Effective August 15, 1998, the Company's Chairman agreed to contribute the value of 100,000 shares of UICI stock to all agents and employees of UICI and certain others as of August 15, 1998. The value of these shares vest on August 15, 2002. The value of these shares will be distributed in cash at the time of vesting to those employees and agents who were employed or engaged by the Company on August 15, 1998 and remain employed or engaged on the vesting date. At December 31, 2001 and June 30, 2002, the Company's liability for this future compensation was $1.1 million and $1.8 million, respectively. During the six months ended June 30, 2002, the Company recorded non-cash stock based compensation associated with this plan in the amount of $756,000 million, compared to non-cash based stock based compensation of $571,000 million in the corresponding 2001 period.

    In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2001 and June 30, 2002, the Company's liability for this compensation was $731,000 and $736,000, respectively, and $316,000 was recorded as non-cash stock based compensation expense in the six months ended June 30, 2002. For the six months ended June 30, 2001 the Company recorded non-cash stock based compensation expense of $167,000 associated with this plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company's business segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently acquired STAR HRG business unit effective February 28, 2002), the Life Insurance Division (formerly the Company's OKC Division, which includes the operations of the Company's College Fund Life Division) and the Senior Market Division, (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors, which includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments,
(e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002). Allocation of investment income is based on a number of assumptions and estimates and the business segments reported operating results would change if different methods were applied. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income.

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

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported net income in the amount of $67,000.

    In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management Services) has been reclassified to the Company's Other Key Factors segment for all periods presented.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Public Accounting Reform and Investor Protection Act of 2002 -- commonly referred to as the Sarbanes-Oxley Act of 2002 (the "Act"). The stated purpose of the Act is to improve the independence and oversight of public accounting firms engaged in practice before the Securities and Exchange Commission, to expand the scope and timeliness of certain public disclosures by reporting companies, to strengthen corporate governance practices by reporting companies, their directors and executive officers and to increase the accountability of directors and executive officers for violations of the securities laws. The Act, together with recent proposals to amend the listing standards imposed by the New York Stock Exchange, will have a significant impact on the corporate governance obligations of public companies, including UICI.

     In accordance with Section 906 of the Act, and in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report"), each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) has submitted to the SEC a statement certifying, to his knowledge, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

RESULTS OF OPERATIONS

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                 --------------------------      --------------------------
                                                    2002            2001            2002            2001
                                                 ----------      ----------      ----------      ----------
                                                                       (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division .........     $  243,153      $  167,536      $  458,929      $  324,057
     Group Insurance Division ..............         57,625          30,321          99,270          58,314
     Life Insurance Division ...............         18,692          24,974          38,612          48,339
     Senior Market Division ................            673              --           1,110              --
                                                 ----------      ----------      ----------      ----------
                                                    320,143         222,831         597,921         430,710
                                                 ----------      ----------      ----------      ----------

   Financial Services:
     Academic Management Services Corp. ....         28,240          40,289          54,715          77,686
                                                 ----------      ----------      ----------      ----------

   Other Key Factors .......................            186          11,188           4,403          18,168
   Intersegment Eliminations ...............           (189)           (886)           (326)         (1,916)
                                                 ----------      ----------      ----------      ----------
Total revenues from continuing operations ..     $  348,380      $  273,422      $  656,713      $  524,648
                                                 ==========      ==========      ==========      ==========

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                            -------------------------     -------------------------
                                                                               2002           2001           2002           2001
                                                                            ----------     ----------     ----------     ----------
                                                                                                (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency Division .....................................    $   21,872     $   18,629     $   40,205     $   36,202
     Group Insurance Division ..........................................         3,657            855          5,717          1,314
     Life Insurance Division ...........................................         2,913           (236)         5,674          3,560
     Senior Market Division ............................................        (1,850)          (784)        (3,235)          (784)
                                                                            ----------     ----------     ----------     ----------
                                                                                26,592         18,464         48,361         40,292
                                                                            ----------     ----------     ----------     ----------

   Financial Services:
     Academic Management Services  Corp. ...............................         4,436          5,240          8,619          5,509
     Losses in  Healthaxis, Inc. investment ............................        (7,925)        (5,886)        (8,099)        (7,965)
                                                                            ----------     ----------     ----------     ----------
                                                                                (3,489)          (646)           520         (2,456)
                                                                            ----------     ----------     ----------     ----------

   Other Key Factors:
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including
       interest expense on non-student loan indebtedness)...............        (6,501)         2,721         (9,968)         3,340
     Variable stock-based compensation .................................        (6,805)        (1,914)       (11,316)        (1,724)
     Goodwill amortization .............................................            --         (1,129)            --         (2,258)
                                                                            ----------     ----------     ----------     ----------
                                                                               (13,306)          (322)       (21,284)          (642)
                                                                            ----------     ----------     ----------     ----------

Total income from continuing operations before federal income taxes ....    $    9,797     $   17,496     $   27,597     $   37,194
                                                                            ==========     ==========     ==========     ==========

Three and Six Months ended June 30, 2002 compared to Three and Six Months ended June 30, 2001

    In the three months ended June 30, 2002, the Company generated revenues and income from continuing operations in the amount of $348.4 million and $5.7 million ($0.12 per diluted share), respectively, compared to revenues and income from continuing operations of $273.4 million and $13.3 million ($0.28 per diluted share), respectively, in the second quarter of 2001. For the six months ended June 30, 2002, the Company generated revenues and income from continuing operations of $656.7 million and $17.7 million ($0.37 per diluted share), respectively, compared to revenues and income from continuing operations of $524.6 million and $26.3 million ($0.55 per diluted share), respectively, in the six months ended June 30, 2001. In the 2002 periods, the strong performance of the Company's insurance operations and improved results at its Academic Management Services Corp. subsidiary were offset by realized losses in the second quarter associated with a write down in the carrying value of WorldCom, Inc. fixed income securities, a write down of the Company's investment in Healthaxis Inc. recorded in connection with the termination of a services agreement, and a significant increase in non-cash stock-based compensation expense attributable to the favorable market performance of the Company's stock in the first six months of 2002.

    Overall, for the three and six months ended June 30, 2002, the Company reported net income in the amount of $5.7 million ($0.12 per diluted share) and $12.7 million ($0.26 per diluted share), respectively, compared to net income of $12.6 million ($0.27 per diluted share) and $24.7 million ($0.52 per diluted share) in the corresponding 2001 periods. Overall results in the six months ended June 30, 2002 included a goodwill impairment charge in the amount of $5.1 million net of tax ($(0.11) per diluted share), which has been reflected as a cumulative effect of a change in accounting principle in accordance with recently adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets.

    In the six months ended June 30, 2002, the Company's Insurance Segment reported significant increases in operating income at the Company's Self Employed Agency, Group Insurance and Life Division, which increases were offset by an increase in expenses associated with the Company's Senior Market Division initiative, in each case compared to results the corresponding period of the prior year. In the first six months of 2002, the Company's AMS unit also reported a significant period-over-period increase in operating income ($8.6 million of operating income in the first six months of 2002 compared to operating income of $5.5 million in the comparable 2001 period).

    Overall results in the second quarter and first six months of 2002 were adversely impacted by $5.1 million in net realized losses in the second quarter associated with the Company's investment portfolio (attributable primarily to a write down in the amount of $6.1 million in the carrying value of WorldCom, Inc. fixed income securities held in the portfolios of the Company's insurance company subsidiaries), a $6.5 million write down of the Company's carrying value of its investment in Healthaxis, Inc. (which amount corresponds to a capital contribution to Healthaxis, Inc. recorded in the three months ended June 30, 2002 in the amount of $6.5 million in connection with the previously announced early termination of a services agreement), and a decrease in unallocated investment income.

    Results in the second quarter and first six months of 2002 were also negatively impacted by a significant increase in non-cash stock-based compensation expense associated with the Company's employee stock ownership plan, agent stock accumulation plans and other stock based plans, which increase was attributable to the favorable market performance of the Company's stock in the first six months of 2002. In the three and six months ended June 30, 2002, the Company recorded non-cash stock-based compensation expense in the amount of $6.8 million and $11.3 million, respectively, compared to non-cash stock based compensation expense in the amount of $1.9 million and $1.7 million, respectively, in the comparable periods of 2001.

    In accordance with Statement No. 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisitions of AMS and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

    Set forth below is a discussion of results by business segment in the three and six-month periods ended June 30, 2002:

Self-Employed Agency Division

    Operating income at UICI's Self Employed Agency ("SEA") Division increased to $21.9 million and $40.2 million in the three and six months ended June 30, 2002, respectively, from $18.6 million and $36.2 million in the three and six-month periods ended June 30, 2001. In the 2002 periods, SEA continued to experience significant increases in submitted annualized premium volume ($230.8 million in the second quarter of 2002 compared to $128.8 million in the second quarter of 2001, and $458.0 million in the first six months of 2002 compared to $252.5 million in the first six months of 2001). Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company. Earned premium revenue at SEA increased from $155.4 million in the second quarter of 2001 to $230.2 million in the second quarter of 2002 (a 48.1% increase) and from $300.0 million in the first six months of 2001 to $433.4 million in the first six months of 2002 (a 44.5% increase). Operating income as a percentage of earned premium revenue in the three and six months ended June 30, 2002 was 9.5% and 9.3%, respectively, compared to 12.0% and 12.1% in each of the corresponding periods of the prior year. This decrease in operating margin was attributable primarily to the higher commission expense associated with the significant increase in first year earned premium revenue and a slight increase in the loss ratios.

Group Insurance Division

    The Company has classified the results of its Student Insurance Division and its STAR HRG unit (which was acquired on February 28, 2002) as its Group Insurance Division. For the three and six months ended June 30, 2002, the Group Insurance Division reported operating income of $3.7 million and $5.7 million, respectively, compared to operating income of $855,000 and $1.3 million in the comparable periods of 2001, which increases were primarily attributable to the incremental operating income associated with the Company's STAR HRG unit. A moderate increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium (offset by a nominal increase in the loss ratio) at the Company's Student Insurance Division also contributed to the increases in operating income at the Group Insurance Division in the 2002 periods.

Life Insurance Division

    For the three and six months ended June 30, 2002, the Company's Life Insurance Division (which includes the results of the Company's OKC life insurance operations and its College Fund Life Division) reported operating income of $2.9 million and $5.7 million, respectively, compared to an operating loss of $236,000 and operating income of $3.6 million in the corresponding periods in 2001. The increase for the three and six months ended June 30, 2002 compared to the corresponding 2001 periods reflects the discontinuation in May 2001 of the Company's workers compensation business, in connection with which the Company incurred in the second quarter of 2001 a charge of $8.7 million associated with a strengthening of reserves. The charge in 2001 was partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division. Operating income at the Life Insurance Division in the three and six months ended June 30, 2002 was negatively impacted by increased administrative expenses associated with the OKC division and decreased production from the College Fund Life Division, in each case as compared to such factors in the corresponding 2001 periods.

Senior Market Division

    For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. Through June 30, 2002, the Company has realized nominal revenues associated with this Division, and the Company has expensed all expenditures as they have been incurred.

Academic Management Services Corp. ("AMS")

    For the three and six months ended June 30, 2002, UICI's AMS unit reported operating income of $4.4 million and $8.6 million, respectively, compared to operating income of $5.2 million and $5.5 million for the comparable periods in 2001. The significant improvement in operating results for the six months ended June 30, 2002 resulted primarily from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment and a reduction in interest expense on corporate borrowings. These increases were offset by lower realized gains on sale of loans and reduced yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to results in the corresponding 2001 period.

    During the three and six month periods ended June 30, 2002, AMS continued to benefit significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. As a result of this significant decrease in the prescribed floor rates on its student loan portfolio, AMS believes that spread income in the second half of 2002 will be significantly less than the level of spread income experienced in the first half of 2002. In addition, results at AMS in the fourth quarter of 2002 will be negatively impacted by the seasonality of its tuition installment business, which historically has generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year.

    Operating income from AMS' tuition payment programs in the three and six months ended June 30, 2002 was $1.3 million and $1.2 million, respectively, compared to income in the three and six months ended June 30, 2001 of $690,000 and $2.2 million, respectively. For the six months ended June 30, 2002, an increase in fees attributable to additional tuition payment accounts and the imposition of late fees on delinquent accounts were offset by a decline in investment income from tuition payment program funds held in trust, as a result of lower prevailing market interest rates. Investment income on funds held in connection with tuition payment programs declined to $1.7 million in the six months ended June 30, 2002 from $3.2 million in the year earlier period (despite a 13% increase in the average trust fund balance). AMS' tuition payment program business has historically generated its highest levels of fee income (and operating profits) in the second and third quarters of the calendar year and an operating loss in the fourth quarter of the calendar year.

    Operating expenses at AMS in the three and six months ended June 30, 2002 were $15.0 million and $27.0 million, respectively, compared to $15.9 million and $29.6 million, respectively in the 2001 periods. These reductions in operating expenses were primarily attributable to reduced interest expense associated with non-student loan indebtedness and reduced administrative expenses. For the three and six months ended June 30, 2002, interest expense on non-student loan indebtedness was $24,000 and $44,000, respectively compared to interest expense on non-student loan indebtedness of $769,000 and $1.7 million, respectively, in the three and six months ended June 30, 2001. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

    AMS sold student loans in the principal amount of $56.8 million and $114.9 million, respectively, during the three and six months ended June 30, 2002, compared to sales of student loans in the principal amount of $253.9 million and $361.9 million during the corresponding 2001 periods. AMS generated net gains on such student loan sales in the amount of $818,000 and $1.9 million, respectively, in the three and six months ended June 30, 2002, compared to net gains of $6.2 million and $8.0 million in the corresponding 2001 periods. Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period.

Investment in Healthaxis, Inc.

    At June 30, 2002, the Company held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note B of Notes to Consolidated Condensed Financial Statements.

    During the three and six months ended June 30, 2002, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill) was $1.4 million and $1.6 million, respectively, compared to its reported share of operating losses of $5.9 million and $8.0 million, respectively, in the three and six months ended June 30, 2001. For the three months ended June 30, 2002, results for the HAI segment also reflected a $6.5 million impairment charge related to the carrying value of the Company's investment in HAI.

    Effective June 15, 2002, UICI and HAI terminated an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), pursuant to which HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates. See Note B of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI's technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continues to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) has been reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value.

    Giving effect to the capital contribution in the amount of $6.5 million, subsequent write down in the amount of $6.5 million and equity in losses at HAI in the three and six months ended June 30, 2002 in the amount of $1.4 million and $1.6 million, respectively, the Company's carrying value of its investment in HAI was $6.7 million at June 30, 2002. The Company's carrying value of its investment in HAI was $8.3 million at December 31, 2001.

Other Key Factors

    The Other Key Factors category includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on investments, (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i), amortization of goodwill (with respect to periods ended prior to January 1, 2002). For the three and six months ended June 30, 2002, Other Key Factors reported an operating loss of $13.3 million and $21.3 million, respectively, compared to an operating loss of $323,000 and $642,000, respectively, in the comparable 2001 periods. This increase in operating loss for the quarter was attributable to various factors, including a $3.0 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets and a decrease in amount available for investment due to acquisitions made in the first quarter of 2002), a $5.1 million realized loss on sale of investments (compared to a realized gain of $2.7 million in the corresponding period in 2001), and an increase in variable stock-based compensation expense of $4.9 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the three months ended June 30, 2002 were offset by a $1.3 million decrease in corporate expenses compared to the corresponding period in the prior year and the positive impact of the non-amortization of goodwill as required by FASB Statement 142 for all periods after January 1, 2002. In the three and six months ended June 30, 2001, the Company recorded amortization of goodwill in the amount of $1.1 million and $2.3 million, respectively.

    At June 30, 2002, UICI's insurance company subsidiaries held an aggregate of $7.525 million principal amount of WorldCom Inc. bonds, of which $4.0 million principal amount matures in 2005 and $3.525 million principal amount matures in 2031. As a result of previously announced accounting irregularities at WorldCom, Inc., in the second quarter of 2002 the Company recorded a $6.1 million impairment charge associated with the Company's WorldCom, Inc. holdings, which charge was partially offset by realized gains associated with other securities in the portfolio.

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

    In the three and six months ended June 30, 2002, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $6.8 million and $11.3 million, respectively, of which $2.2 million and $4.2 million, respectively, was attributable to the ESOP feature of the Company's Employee Stock Ownership and Savings Plan (the "Employee Plan"), $3.9 million and $5.7 million, respectively was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $700,000 and $1.4 million, respectively, was attributable to other stock-based plans. In the three and six months ended June 30, 2001, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $1.9 million and $1.7 million, respectively, of which $420,000 and $847,000 million, respectively, was attributable to the ESOP feature of the Employee Plan, $757,000 and $113,000, respectively, was attributable to the Company's stock accumulation plans established for the benefit of its independent agents, and $737,000 and $737,000, respectively, was attributable to other stock-based plans. The significant increases in non-cash variable stock-based compensation expense in the 2002 periods compared to the 2001 periods was attributable to the favorable market performances of the Company's common stock during the 2002 periods. See Note L of Notes to Consolidated Condensed Financial Statements.

    During the three and six months ended June 30, 2002, the amount classified as stock appreciation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the three and six months ended June 30, 2002 of 167,000 and 385,000 shares previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP

Shares") to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company will continue to record additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share. The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and the Company currently estimates that all of the remaining 245,000 unallocated $5.25 ESOP Shares will be allocated to participants' ESOP accounts during 2002. At June 30, 2002, the excess between the fair value of the 245,000 unallocated $5.25 ESOP Shares and such shares at $5.25 per share totaled $3.7 million.

    The Company also sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst and CFL Agency. The agent plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. For the three and six months ended June 30, 2002, the Company recorded total commission expense associated with these agent plans in the amount of $5.5 million and $8.8 million, respectively, of which $3.9 million and $5.7 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. For the three and six months ended June 30, 2001, the Company recorded total commission expense associated with these agent plans in the amount of $1.8 million and $2.0 million, respectively, of which $757,000 and $113,000, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

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

DISCONTINUED OPERATIONS

    The Company's reported results in the three and six months ended June 30, 2002 reflected income from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and the Company's UICI Administrators Inc. unit) in the amount of $-0- and $67,000, respectively, compared to a loss from discontinued operations in the three and six months ended June 30, 2001 in the amount of $634,000 and $1.5 million, respectively.

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

    Reflecting the terms of the Company's then-pending sale of its United CreditServ business, during the quarter ended June 30, 2000 the Company recorded an additional pre-tax loss, and correspondingly increased the liability for loss on the disposal of the discontinued operation, in the amount of $36.0 million. Accordingly, for the full year 2000, the Company reported a pre-tax loss from discontinued operations in the amount of $36.0 million.

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

    Special Risk Division

    The Company determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, in December 2001 the Company designated and classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk

Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

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

    UICI Administrators, Inc.

    The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management Services as its Third Party Administration ("TPA") Division.

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported net income in the amount of $67,000.

    In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management Services) has been reclassified to the Company's Other Key Factors segment for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the six-month period ended June 30, 2002, net cash provided by operations totaled approximately $99.4 million. In the six-month period ended June 30, 2001, net cash provided by operations totaled approximately $37.4 million.

    During the six months ended June 30, 2002, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $25.3 million at December 31, 2001 to $13.5 million at June 30, 2002.

    On July 19, 2002, the Company prepaid in full all outstanding principal in the amount of $3.9 million and accrued interest on indebtedness owing to the South Dakota Board of Economic Development.

    As previously disclosed, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement, pursuant to which, for a thirty day period commencing on July 1 of each year, the Company was granted an option to purchase from OUI, and OUI was granted a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25
in 2004, $38.25 in 2005 and $40.25 in 2006. Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in OUI, which is the holder of approximately 6.5% of the Company's outstanding Common Stock. On July 1, 2002, pursuant to the terms of the Put/Call Agreement the Company exercised is option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate.

    Effective June 15, 2002, UICI and HAI terminated a Services Agreement. See Note B of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI.

    Effective April 2, 2002, the Company and Mr. Jensen entered into a transaction designed to effectively transfer the Company's 80% interest in a subsidiary to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. See Note I of Notes to Consolidated Condensed Financial Statements -- Sun Litigation. As part of the transaction, on April 2, 2002, Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and has reflected the transaction on its consolidated condensed statements of cash flows as a capital contribution from related party in the amount of $15.6 million.

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

    At June 30, 2002 and December 31, 2001, UICI at the holding company level held cash and cash equivalents in the amount of $38.2 million and $57.3 million, respectively, and had short and long-term indebtedness outstanding in the amount of $7.9 million and $19.4 million, respectively. The Company currently estimates that, through December 31, 2002, the holding company will have operating cash requirements in the amount of approximately $39.9 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At June 30, 2002, the Company had no borrowings outstanding under the facility.

STOCK REPURCHASE PLAN

    In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through December 31, 2001, the Company had purchased an additional 980,400 shares pursuant to the program (with the last purchase made on December 13, 2001). At its regular meeting held July 31, 2002, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through August 9, 2002, the Company had purchased an additional 57,500 shares pursuant to the program (with the last purchase made on August 9, 2002). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $189.7 million principal amount of PLUS loans outstanding at June 30, 2002. The fixed yield on PLUS loans was 8.99% and 6.79% for the twelve months ended June 30, 2001 and 2002, respectively, and was reset to 4.86% for the twelve months beginning July 1, 2001. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2002, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 16, 2002. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

           Nominee                    In Favor              Withheld
           -------                    --------              --------
Ronald L. Jensen                      42,557,152            1,096,369
Gregory T. Mutz                       42,998,940              654,581
William J. Gedwed                     43,205,512              448,009
Richard T. Mockler                    43,130,500              523,021
Stuart D. Bilton                      43,158,119              495,402
Patrick J. McLaughlin                 42,615,822            1,037,699
Glenn W. Reed                         43,155,589              497,932
Thomas P. Cooper, M.D.                43,101,385              552,136

    The results of the voting on the appointment of auditors were as follows:

    Ratification of Appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

    The voters of the stockholders on this item were as follows:

              In Favor                       Opposed              Abstained
              --------                       -------              ---------
             43,261,212                      331,117                61,192

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

    During the six months ended June 30, 2002, the Company issued 3,500 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

               EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

                  10.69 Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates)

                  10.70 Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes

                               ASSET BACKED NOTES


(b) Reports on Form 8-K.

         1.       Current Report on Form 8-K dated May 24, 2002

         2.       Current Report on Form 8-K dated June 28, 2002

         3.       Current Report on Form 8-K dated July 22, 2002

         4.       Current Report on Form 8-K dated July 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UICI
                                            ------------------------------------
                                            (Registrant)


Date: August 14, 2002                       /s/ Gregory T. Mutz
                                            ------------------------------------
                                            Gregory T. Mutz, President,
                                            Chief Executive Officer and Director



Date: August 14, 2002                       /s/ Mark D. Hauptman
                                            ------------------------------------
                                            Mark D. Hauptman, Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.69                 Second Supplemental Indenture, dated as of April 1,
                         2002, between CFLD-I, Inc. and Zions First National
                         Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc.
                         Student Loan Asset Backed Notes, Senior Series 2002A-1
                         (Auction Rate Certificates)

   10.70                 Third Supplemental Indenture, dated as of April 1,
                         2002, between CFLD-I, Inc. and Zions First National
                         Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan
                         Asset Backed Notes