Form 10-Q
period 2002-09-30
UICI
filed 2002-11-14
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ----

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No   X
                                                -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 48,178,782 shares as of October 31, 2002.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                         PAGE
                                                                                                         ----

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated condensed balance sheets-September 30, 2002 (unaudited) and
                December 31, 2001...................................................................        3

                Consolidated condensed statements of income  (unaudited) - Three months ended
                September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001.......        4

                Consolidated statements of comprehensive income  (unaudited) - Three months ended
                September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001.......        5

                Consolidated condensed statements of cash flows (unaudited) - Nine months
                ended September 30, 2002 and 2001...................................................        6

                Notes to consolidated condensed financial statements (unaudited) - September 30,
                2002................................................................................        7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations.......................................................................       24

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..........................       37

Item 4.         Controls and Procedures.............................................................       37

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings...................................................................       38

Item 5.         Market for Registrant's Common Stock and Related Matters............................       38

Item 6.         Exhibits and Reports on Form 8-K....................................................       38

SIGNATURES........................................................................................         39

Certification of Gregory T. Mutz, Chief Executive Officer of UICI, Pursuant to Rule 13a-14 under
the Securities Exchange Act of 1934 .............................................................          40
Certification of Mark D. Hauptman, Chief Financial Officer of UICI, Pursuant to Rule 13a-14 under
the Securities Exchange Act of 1934 .............................................................          41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                          2002                  2001
                                                                      -------------         ------------
                                                                       (UNAUDITED)

                             ASSETS

Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2002--$1,004.5 million; 2001--$924,709) .......................   $ 1,037,189           $   929,291
     Equity securities, at fair value (cost:
     2002--$53,373; 2001--$42,419) .................................        81,007                84,445
  Mortgage and collateral loans ....................................         9,022                 5,404
  Policy loans .....................................................        19,540                20,127
  Investment in Healthaxis, Inc ....................................        5,673                 8,278
  Short-term investments ...........................................       121,354               171,173
                                                                       -----------           -----------
         Total Investments .........................................     1,273,785             1,218,718
Cash ...............................................................        70,508                50,777
Student loans ......................................................     1,445,690             1,278,427
Restricted cash ....................................................       503,669               295,182
Reinsurance receivables ............................................        60,374                63,825
Due premiums, other receivables and assets .........................        68,173                48,480
Investment income due and accrued ..................................        61,641                60,879
Deferred acquisition costs .........................................        85,975                73,928
Goodwill and other intangible assets ...............................       110,619                86,010
Deferred income tax ................................................        12,198                20,173
Property and equipment, net ........................................        86,535                70,634
Other assets .......................................................        18,796                14,199
                                                                       -----------           -----------
                                                                       $ 3,797,963           $ 3,281,232
                                                                       ===========           ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits ..............................   $   421,535           $   423,297
  Claims ...........................................................       433,566               354,011
  Unearned premiums ................................................       110,343                95,399
  Other policy liabilities .........................................        18,350                18,654
Accounts payable ...................................................        31,365                32,371
Other liabilities ..................................................       139,119               116,147
Collections payable ................................................       264,815               140,894
Debt ...............................................................         9,568                25,303
Student loan credit facilities .....................................     1,763,422             1,506,202
Net liabilities of discontinued operations, including reserve
   for losses on disposal ..........................................        13,295                34,382
                                                                       -----------           -----------
                                                                         3,205,378             2,746,660
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share .......................            --                    --
  Common stock, par value $0.01 per share ..........................           508                   494
  Additional paid-in capital .......................................       233,688               201,328
  Accumulated other comprehensive income ...........................        39,192                30,294
  Retained earnings ................................................       346,056               317,169
  Treasury stock, at cost ..........................................       (26,859)              (14,713)
                                                                       -----------           -----------
                                                                           592,585               534,572
                                                                       -----------           -----------
                                                                       $ 3,797,963           $ 3,281,232
                                                                       ===========           ===========

NOTE: The balance sheet data as of December 31, 2001 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                          --------------------------    --------------------------
                                                                              2002          2001           2002           2001
                                                                          -----------    -----------    -----------    -----------
REVENUE
 Premiums:
   Health (includes amounts received from related parties of $2,436 and
    $1,563 for the three months ended September 30, 2002 and 2001, respectively, and $6,261 and $4,723 for the nine months ended
    September 30, 2002 and 2001, respectively) .........................  $   319,265    $   195,455    $   853,778    $   566,543
   Life premiums and other considerations ..............................        7,924          9,305         23,397         26,592
                                                                          -----------    -----------    -----------    -----------
                                                                              327,189        204,760        877,175        593,135
 Investment income .....................................................       22,047         23,404         62,925         64,606
 Interest income (includes amounts received from related parties of $2 and $8 for the three months ended September 20, 2002 and 2001, respectively, and $3 and $18 for the nine months ended September 30,
   2002 and 2001, respectively) ........................................       14,829         17,701         51,510         70,316
 Other fee income (includes amounts received from related parties of
   $957 and $1,508 for the three months ended September 30, 2002 and
   2001, respectively, and $3,822 and $5,329 for the nine months
   ended September 30, 2002 and 2001, respectively) ....................       17,001         17,331         50,571         55,036
 Other income ..........................................................          317            760          1,748          2,864
 Gains (losses) on investments .........................................         (398)         3,214         (6,231)         5,861
                                                                          -----------    -----------    -----------    -----------
                                                                              380,985        267,170      1,037,698        791,818
BENEFITS AND EXPENSES
 Benefits, claims, and settlement expenses .............................      200,891        125,231        547,021        378,838
 Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $2,911 and $7,255 for the three months ended September 30, 2002 and 2001, respectively and $17,285 and
   $22,415 for the nine months ended September 30, 2002 and 2001,
   respectively) .......................................................      120,272         75,858        317,345        206,190
 Stock appreciation expense ............................................        4,496          2,638         15,812          4,362
 Other expenses (includes amounts paid to related parties of $798 and
   $1,430 for the three months ended September 30, 2002 and 2001, respectively, and $2,929 and $3,752 for the nine months ended
   September 30, 2002 and 2001, respectively) ..........................       20,013         20,360         57,474         59,138
 Depreciation (includes expense on assets purchased from related parties of $438 and $135 for the three months ended September 30, 2002 and 2001, respectively, and $1,260 and $365 for the nine months
   ended September 30, 2002 and 2001, respectively) ....................        4,314          3,775         11,644         10,454
 Interest expense (includes expenses incurred with related parties of
   $-0- and $-0- for the three months ended September 30, 2002 and
   2001, respectively, and $-0- and $98 for the nine months ended
   September 30, 2002 and 2001, respectively) ..........................          289            577          1,416          4,469
 Interest expense--student loan credit facilities ......................       10,718         15,518         31,298         57,737
 Losses in Healthaxis, Inc. investment .................................          796          1,272          8,895          9,237
 Goodwill amortization .................................................           --          1,129             --          3,387
                                                                          -----------    -----------    -----------    -----------
                                                                              361,789        246,358        990,905        733,812
                                                                          -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  FEDERAL INCOME TAXES .................................................       19,196         20,812         46,793         58,006
Federal income taxes ...................................................        2,974          6,554         12,829         17,498
                                                                          -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ......................................       16,222         14,258         33,964         40,508

DISCONTINUED OPERATIONS
  (net of income tax benefit of $-0- and $1.2 million for the three months ended September 30, 2002 and 2001, respectively, and $965,000 and $1.9 million for the nine months ended September 30, 2002 and
  2001, respectively) ..................................................           --         (2,383)            67         (3,914)
                                                                          -----------    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...................       16,222         11,875         34,031         36,594
Cumulative effect of accounting change (net of income tax benefit of
$1,742) ................................................................           --             --         (5,144)            --
                                                                          -----------    -----------    -----------    -----------
NET INCOME .............................................................  $    16,222    $    11,875    $    28,887    $    36,594
                                                                          ===========    ===========    ===========    ===========

Earnings (loss) per share:
  Basic earnings (loss)
   Income from continuing operations ...................................  $      0.34    $      0.31    $      0.72    $      0.87
   Income (loss) from discontinued operations ..........................           --          (0.06)            --          (0.09)
                                                                          -----------    -----------    -----------    -----------
   Income before cumulative effect of accounting change ................         0.34           0.25           0.72           0.78
   Cumulative effect of accounting change ..............................           --             --          (0.11)            --
                                                                          -----------    -----------    -----------    -----------
   Net income ..........................................................  $      0.34    $      0.25    $      0.61    $      0.78
                                                                          ===========    ===========    ===========    ===========
  Diluted earnings (loss)
   Income from continuing operations ...................................  $      0.33    $      0.30    $      0.70    $      0.85
   Income (loss) from discontinued operations ..........................           --          (0.05)            --          (0.08)
                                                                          -----------    -----------    -----------    -----------
   Income before cumulative effect of accounting change ................         0.33           0.25           0.70           0.77
   Cumulative effect of accounting change ..............................           --             --          (0.11)            --
                                                                          -----------    -----------    -----------    -----------
   Net income ..........................................................  $      0.33    $      0.25    $      0.59    $      0.77
                                                                          ===========    ===========    ===========    ===========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ----------------------      ----------------------
                                                                   2002          2001          2002          2001
                                                                 --------      --------      --------      --------

Net income .................................................     $ 16,222      $ 11,875      $ 28,887      $ 36,594

Other comprehensive income:
  Unrealized gains on securities:
   Unrealized holding gains arising during period ..........        9,699        19,451        23,176        66,616
   Reclassification adjustment for gains (losses)
     Included in net income ................................       (2,121)        1,687        (9,492)        2,673
                                                                 --------      --------      --------      --------
         Other comprehensive income before tax .............        7,578        21,138        13,684        69,289
   Income tax provision related to items of
     other comprehensive income ............................       (2,652)       (7,399)       (4,786)      (24,249)
                                                                 --------      --------      --------      --------
         Other comprehensive income net of tax provision ...        4,926        13,739         8,898        45,040
                                                                 --------      --------      --------      --------

Comprehensive income .......................................     $ 21,148      $ 25,614      $ 37,785      $ 81,634
                                                                 ========      ========      ========      ========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   2002             2001
                                                                                -----------      -----------

OPERATING ACTIVITIES
 Net income ...............................................................     $    28,887      $    36,594
 Adjustments to reconcile net income to
   cash provided by operating activities:
  Increase in policy liabilities ..........................................          64,453           19,507
  Increase (decrease) in other liabilities ................................           2,269             (742)
  Increase in income taxes ................................................              99            9,937
  Increase in deferred acquisition costs ..................................         (11,917)          (2,383)
  Increase in accrued investment income ...................................            (762)          (1,017)
  Decrease in reinsurance and other receivables ...........................          17,451           21,994
  Stock appreciation expense ..............................................          15,812            4,362
  Depreciation and amortization ...........................................          20,188           14,765
  Increase in collections payable .........................................         123,921          110,984
  Equity in losses of Healthaxis, Inc. ....................................           2,395            9,237
  Losses (gains) on investments ...........................................           6,231           (5,800)
  Amounts charged to loss on disposal of discontinued operations ..........          (6,774)          (5,778)
  Other items, net ........................................................          (2,910)          (2,119)
                                                                                -----------      -----------
    Cash Provided by Operating Activities .................................         259,343          209,541
                                                                                -----------      -----------

INVESTING ACTIVITIES
 Increase in student loans ................................................        (167,263)        (150,301)
 Increase in other investments ............................................         (52,027)         (32,104)
 Increase in restricted cash ..............................................        (208,487)        (149,690)
 Increase in agents' receivables ..........................................          (9,969)          (1,212)
 Proceeds from sale of subsidiary net of cash disposal of $701 ............           3,242               --
 Proceeds from assignment to related party of interest in subsidiary ......          15,600               --
 Purchase of subsidiaries net of cash acquired of $2,649 ..................         (30,783)              --
 Increase in property and equipment .......................................         (26,774)         (11,200)
                                                                                -----------      -----------
     Cash Used in Investing Activities ....................................        (476,461)        (344,507)
                                                                                -----------      -----------

FINANCING ACTIVITIES
  Deposits from investment products .......................................          10,133           11,125
  Withdrawals from investment products ....................................         (18,413)         (25,099)
  Proceeds from student loan borrowings ...................................       1,156,686          614,461
  Repayment of student loan borrowings ....................................        (899,466)        (459,768)
  Repayment of debt .......................................................         (15,735)         (23,724)
  Repayment of note payable to related party ..............................              --          (18,954)
  Issue shares to Employee Stock Plan .....................................           3,292            2,944
  Exercise of stock options ...............................................          10,773               --
  Purchase of treasury shares .............................................          (1,336)          (8,946)
  Issuance of treasury shares .............................................              --            1,039
  Exercise of Onward and Upward option ....................................         (10,129)              --
  Other items, net ........................................................           1,044            2,435
                                                                                -----------      -----------
     Cash Provided by Financing Activities ................................         236,849           95,513
                                                                                -----------      -----------

     Net Increase (Decrease) in Cash ......................................          19,731          (39,453)
     Cash and cash equivalents at Beginning of Period .....................          50,777           83,058
                                                                                -----------      -----------
     Cash and cash equivalents at End of Period ...........................     $    70,508      $    43,605
                                                                                ===========      ===========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002

NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

Recently Issued Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Effective January 1, 2002, the Company adopted this pronouncement. Adoption of this pronouncement had no impact on the financial position or results of operations of the Company.

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

    The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company transferred to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain. See Note F of Notes to Consolidated Condensed Financial Statements.

NOTE B -- INVESTMENT IN HEALTHAXIS, INC.

    At September 30, 2002, the Company held 24,224,904 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 45% of the issued and outstanding shares of HAI. Of such 24,224,904 shares held by the Company, 8,581,714 shares (representing 16% of HAI's total issued and outstanding shares) were through November 7, 2001 subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company have the right to vote such shares. In addition, at September 30, 2002, the Company held (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; and (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share.

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

    Effective November 7, 2001, UICI appointed as its proxies the board of directors of HAI, who may vote 33-1/3% of the number of HAI shares held of record from time to time by UICI in favor of the nominees for director that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies will terminate at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a "group" beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

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

    The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss. During the three and nine months ended September 30, 2002, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill and excluding gain on extinguishment of debt) was $796,000 and $2.4 million, respectively, compared to its reported share of operating losses of $1.3 million and $9.2 million, respectively, in the three and nine months ended September 30, 2001. For the nine months ended September 30, 2002, the total HAI segment loss in the amount of $8.9 million reflected the Company's share of HAI's operating losses ($2.4 million) plus a $6.5 million impairment charge related to the adjustment made in the second quarter of 2002 to the carrying value of the Company's investment in HAI.

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

    Effective June 15, 2002, UICI and HAI terminated the Services Agreement. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI's technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continues to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. In determining the estimated realizable value of its investment in HAI at June 30, 2002, the Company gave due consideration, among other things, to HAI's recognition of an extraordinary gain in July 2002 in the amount of $16.4 million associated with the early extinguishment of indebtedness, which extraordinary gain was recorded by HAI in connection with the exchange of $27.5 million aggregate principal amount of HAI's convertible debentures for $4.0 million in cash and shares of a newly authorized series of HAI 2% convertible preferred stock. Giving effect to the capital contribution and subsequent write down during the quarter ended June 30, 2002 and equity in losses at HAI in the nine months ended September 30, 2002 in the amount of $8.9 million, the Company's carrying value of its investment in HAI was $5.7 million at September 30, 2002.

    Pursuant to the terms of the Services Agreement, UICI paid to HAI $-0- and $8.1 million, respectively, in the three and nine months ended September 30, 2002, compared to $5.1 million and $15.6 million, respectively, in the three and nine months ended September 30, 2001. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $71,000 and $2.5 million, respectively, in the three and nine months ended September 30, 2002, compared to $1.7 million and $7.8 million, respectively, in the three and nine months ended September 30, 2001. The aggregate amount paid by UICI to HAI in the three months ended September 30, 2002 and 2001 represented 1.4% and 61.0%, respectively, of HAI's total revenues of $5.0 million and $11.2 million in such periods. The aggregate amount paid by UICI to HAI in the nine months ended September 30, 2002 and 2001 represented 46.1% and 69.6%, respectively, of HAI's total revenues of $23.0 million and $33.6 million, respectively, in such periods.

    Set forth below is a summary condensed balance sheet (unaudited) for HAI as of September 30, 2002.

                                                                  SEPTEMBER 30,
                                                                       2002
                                                                  --------------
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)

Assets
 Cash and current assets ........................................     $ 16,719
 Goodwill and intangible assets .................................       22,070
 Other assets ...................................................        2,352
                                                                      --------
     Total assets ...............................................     $ 41,141
                                                                      ========
Liabilities
 Current liabilities ............................................     $  3,406
 Other liabilities ..............................................        2,057
                                                                      --------
 Total liabilities ..............................................        5,463

 Preferred stock ................................................        6,426
 Other stockholders' equity .....................................       29,252
                                                                      --------
     Total liabilities and stockholders' equity .................     $ 41,141
                                                                      ========

    Set forth below is condensed income statement data for HAI (unaudited) as reported by HAI for the three and nine-month periods ended September 30, 2002, as adjusted to exclude (a) the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com and (b) the extraordinary gain of $16.4 million resulting from the exchange of HAI's $27.5 million of long-term convertible debt for $4.0 million of cash and the issuance of permanent equity in July 2002. The Company's reported share of losses in HAI include the ratable share of HAI losses as adjusted and the Company's write down of its investment in HAI in the quarter ended June 30, 2002 in the amount of $6.5 million:

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
                                                                    ------------------        ------------------
                                                                                   (IN THOUSANDS)

Revenue .........................................................        $   4,850                $  14,730
Expenses ........................................................           (7,139)                 (31,919)
Gain on extinguishment of debt ..................................           16,388                   16,388
                                                                         ---------                ---------
      Net income (loss) reported per HAI ........................           14,099                     (801)

Reconciliation to UICI equity in HAI losses:
 Less: Gain on extinguishment of debt ...........................          (16,388)                 (16,388)
 Add: Asset impairment and amortization of
  goodwill created in merger .....................................              264                   11,650
                                                                         ---------                ---------
HAI adjusted net loss ...........................................        $  (2,025)               $  (5,539)
                                                                         =========                =========

 UICI's ratable share of HAI adjusted net loss ..................        $    (796)               $  (2,395)
 Impairment of investment in HAI ................................               --                   (6,500)
                                                                         ---------                ---------
 UICI's reported share of losses in HAI .........................        $    (796)               $  (8,895)
                                                                         =========                =========

NOTE C -- GOODWILL AND OTHER INTANGIBLE ASSETS

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

    Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of September 30, 2002 and December 31, 2001:

                                                                       SEPTEMBER 30, 2002
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE      ACCUMULATED
                                                  GOODWILL           ASSETS        AMORTIZATION           NET
                                                  --------         ----------      ------------           ---

Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................          17,513             8,858            (1,000)          25,371
Life Insurance Division...................             552                --              (193)             359
Senior Market Division....................           5,300             1,637              (253)           6,684
Academic Management Services Corp.........          85,382                --           (12,610)          72,772
                                                  --------          --------          --------         --------
                                                  $118,152          $ 10,495          $(18,028)        $110,619
                                                  ========          ========          =========        ========

                                                                        DECEMBER 31, 2001
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE       ACCUMULATED
                                                  GOODWILL           ASSETS         AMORTIZATION        NET
                                                  --------         ----------       ------------      --------

Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................              --                --                --               --
Life Insurance Division...................             552                --              (193)             359
Senior Market Division....................              --                --                --               --
Academic Management Services Corp.........          90,360                --           (12,610)          77,750
Other Key Factors.........................           4,423                --            (1,955)           2,468
                                                  --------          --------          ---------        --------
                                                  $104,740          $     --          $(18,730)        $ 86,010
                                                  ========          ========          ========         ========

    Following is the impact to the Company's net income for the three and nine months ended September 30, 2002 and 2001 as a result of the non-amortization provisions of Statement 142:

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------         --------------------------
                                                          2002              2001              2002              2001
                                                        ---------         ---------         ---------         --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reported net income ..................................  $ 16,222          $ 11,875          $ 28,887          $ 36,594
Add: Goodwill amortization, net of tax ...............        --               988                --             2,963
                                                        --------          --------          --------          --------
Adjusted net income...................................  $ 16,222          $ 12,863          $ 28,887          $ 39,557
                                                        ========          ========          ========          ========

Basic earnings per share
   As reported........................................   $  0.34           $  0.25           $  0.61           $  0.78
   Goodwill amortization, net of tax..................        --              0.02               --               0.07
                                                         -------           -------           -------           -------
   Adjusted basic earnings per share..................   $  0.34           $  0.27           $  0.61           $  0.85
                                                         =======           =======           =======           =======

Diluted earnings per share
   As reported........................................   $  0.33           $  0.25           $  0.59           $  0.77
   Goodwill amortization, net of tax..................        --              0.02                --              0.06
                                                         -------           -------           -------           -------
   Adjusted diluted earnings per share ...............   $  0.33           $  0.27           $  0.59           $  0.83
                                                         =======           =======           =======           =======

    Other intangible assets consist of present value of future commissions, customer lists, trademark and non-compete agreements related to the acquisitions of SeniorsFirst and STAR HRG completed in the three months ended March 31, 2002. (See Note F).

    Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

                                               (IN THOUSANDS)
                                               --------------

                   2002......................    $  1,550
                   2003......................       1,568
                   2004......................       1,357
                   2005......................       1,158
                   2006......................       1,023
                   2007 and thereafter.......       3,839
                                                 --------
                                                 $ 10,495
                                                 ========

NOTE D -- DEBT

    At December 31, 2001 and September 30, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $25.3 million and $9.6 million, respectively, of which $19.4 million and $7.9 million, respectively, constituted indebtedness of the holding company.

    On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $11.9 million and $7.9 million at December 31, 2001 and September 30, 2002, respectively. The Company incurred $663,000 and $922,000 of interest expense on the notes in the nine months ended September 30, 2002 and 2001, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

    AMS has a note payable to Fleet National Bank in the outstanding principal amount of $1.6 million and $1.8 million at September 30, 2002 and December 31, 2001, respectively. The note bore interest at 3.6% at September 30, 2002, matures on June 30, 2004, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

    Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million, which note bore interest at LIBOR plus 150 basis points (1.5%) (3.38% at March 31, 2002), and was payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity scheduled for June 30, 2005. The note was delivered to discharge an account payable by United CreditServ ("UCS") in the amount of $10.0 million owing to the systems vendor, which payable was reflected in the consolidated balance sheet of the Company. The Company made its scheduled quarterly $500,000 principal payment on April 1, 2002, and on April 29, 2002, the Company paid in full all remaining outstanding principal in the amount of $6.5 million and accrued interest on the note. At December 31, 2001, the outstanding balance on the note was $7.5 million.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At September 30, 2002, the Company had no borrowings outstanding under the facility.

    On July 19, 2002, the Company prepaid in full all outstanding principal in the amount of $3.9 million and accrued interest on indebtedness owing to the South Dakota Board of Economic Development. At December 31, 2001, the outstanding balance on the indebtedness was $4.1 million.

NOTE E -- STUDENT LOAN CREDIT FACILITIES

    At December 31, 2001 and September 30, 2002, the Company, through its AMS subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of $1,506.2 million and $1,763.4 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,242.8 million and $1,754.4 million, respectively, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity"). The accounts of all of the Company's Special Purpose Entities are included in the Company's Consolidated Financial Statements. At December 31, 2001 and September 30, 2002, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,276.1 million and $1,436.1 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $129.4 million and $213.3 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

     During the nine months ended September 30, 2002, AMS completed two financings secured by federally guaranteed student loans:

     o In January 2002, AMS completed the sale of $335.0 million principal amount of auction rate notes issued by a Special Purpose Entity. The notes are secured by a pledge of federally guaranteed student loans, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $269.1 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $50.0 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS.

     o In August 2002, AMS completed the sale to institutional investors of $300.0 million principal amount of student loan asset- backed notes issued by a Special Purpose Entity, consisting of a series of Class A senior notes in the aggregate principal amount of $288.0 million and a series of Class B subordinate notes in the aggregate principal amount of $12.0 million. The notes are secured by a pledge of federally guaranteed student loans. The Class A notes are rated AAA by Standard & Poor's and Fitch, Inc. and Aaa by Moody's Investor Service, and the Class B notes are rated A by Standard & Poor's, A2 by Moody's Investor Service and A+ by Fitch, Inc. The final scheduled payment date of the Class A Notes is January 2033, and the final scheduled payment date to the Class B notes is April 2037. The notes are prepayable by the issuer at any time and from time to time at 100% of the principal amount thereof. Interest on the Class A senior notes is payable and reset quarterly at a rate equal to LIBOR plus 0.30%, and interest on the Class B subordinate notes is payable and reset quarterly at a rate equal to at LIBOR plus 0.85%. As part of the transaction, the Special Purpose Entity acquired a $192.9 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $101.2 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS.

The securities issued in 2002 represent obligations solely of the Special Purpose Entities and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes each of the structured finance facilities has been classified as a financing. Accordingly, in connection with the financings neither AMS nor the Company recorded any gain on sale of the assets transferred to the Special Purpose Entities and, on a consolidated basis, the Company will continue to carry on its consolidated balance sheet the student loans and cash and cash equivalents held by the Special Purpose Entities and the associated indebtedness arising from the transactions.

    On April 10, 2002, the Company completed a $50.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Insurance Division ("CFLD") through its College First Alternative Loan Program. The securitization consisted of a $50.0 million series of Student Loan Asset Backed Notes issued by a Special Purpose Entity. Interest rates on the series of notes reset monthly in a Dutch auction process, with the initial rate set at 2.10%. The notes are secured by a pledge of alternative student loans and cash and cash equivalents, are rated Aaa by Moody's Investor Service and AAA by Fitch, Inc. and are insured by MBIA. As part of the transaction, the Special Purpose Entity established a loan acquisition fund in the amount of $49.8 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by the Company's College Fund Life Insurance Division. At September 30, 2002, the loan acquisition fund balance was $46.4 million. The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the CFLD structured finance facility has been classified as a financing.

NOTE F -- ACQUISITIONS AND DISPOSALS

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

    On September 30, 2002, the Company transferred to an unaffiliated third party all of the capital stock of Barron Risk Management Services, Inc., a company engaged in the business of administration of workers' compensation and non-subscriber plans and the sole remaining component of the Company's former Third Party Administration unit. For financial reporting purposes the Company recognized a nominal gain in connection with the transaction.

    The Company's Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2002 includes the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company's results of operations was not material.

NOTE G -- INCOME TAXES

    The Company's effective tax rate on continuing operations for the three and nine month periods ended September 30, 2002 was 15.5% and 27.4%, respectively, compared to an effective tax rate of 31.5% and 30.2%, respectively, in the corresponding periods of 2001. The lower effective tax rates in the 2002 periods was attributable primarily to the release of a deferred tax asset valuation allowance in the amount of $4.0 million, which valuation allowance had been established with respect to a deferred tax asset associated with the net operating loss carryforward of AMS. The valuation allowance was released following management's determination that AMS will generate sufficient taxable income in the carryforward period to utilize the net operating loss carryforward and realize the related deferred tax asset.

NOTE H -- EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ----------------------------         ------------------------------
                                                              2002              2001               2002                2001
                                                           ----------        ----------         ----------          ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Income (loss) available to common shareholders:
 Income from continuing operations available
   to common shareholders .............................    $   16,222        $   14,258         $   33,964          $   40,508
 Income (loss) from discontinued operations ...........            --            (2,383)                67              (3,914)
                                                           ----------        ----------         ----------          ----------
 Income before cumulative effect of accounting
   change .............................................        16,222            11,875             34,031              36,594
 Cumulative effect of accounting change ...............            --                --             (5,144)                 --
                                                           ----------        ----------         ----------          ----------
 Net income ...........................................    $   16,222        $   11,875         $   28,887          $   36,594
                                                           ==========        ==========         ==========          ==========
Weighted average shares outstanding
-- basic earnings (loss) per share ....................        47,874            46,255             47,437              46,628
Effect of dilutive securities:
Employee stock options and other shares ...............           667               940              1,417               1,173
                                                           ----------        ----------         ----------          ----------
Weighted average shares outstanding--dilutive
 earnings (loss) per share ............................        48,541            47,195             48,854              47,801
                                                           ==========        ==========         ==========          ==========
Basic earnings (loss) per share
 From continuing operations ...........................    $     0.34        $     0.31         $     0.72          $     0.87
 From discontinued operations .........................            --             (0.06)                --               (0.09)
                                                           ----------        ----------         ----------          ----------
 Income before cumulative effect of accounting
  change ..............................................          0.34              0.25               0.72                0.78
 Cumulative effect of accounting change ...............            --                --              (0.11)                 --
                                                           ----------        ----------         ----------          ----------
 Net income ...........................................    $     0.34        $     0.25         $     0.61          $     0.78
                                                           ==========        ==========         ==========          ==========
Diluted earnings (loss) per share
 From continuing operations ...........................    $     0.33        $     0.30         $     0.70          $     0.85
 From discontinued operations .........................            --             (0.05)                --               (0.08)
                                                           ----------        ----------         ----------          ----------
 Income before cumulative effect of accounting
  change ..............................................          0.33              0.25               0.70                0.77
 Cumulative effect of accounting change ...............            --                --              (0.11)                 --
                                                           ----------        ----------         ----------          ----------
 Net income ...........................................    $     0.33        $     0.25         $     0.59          $     0.77
                                                           ==========        ==========         ==========          ==========

NOTE I -- LEGAL PROCEEDINGS

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

     Following a mediation held on May 23, 2002, the parties to the litigation entered into a memorandum of understanding, pursuant to which the parties have agreed, without admitting or denying liability and provided that certain conditions are satisfied, to fully and finally resolve the litigation. The Company believes that the terms of the settlement as contemplated by the memorandum of understanding will not have a material adverse effect upon the financial condition or results of operations of the Company. Funding of the settlement amount was completed on July 15, 2002 in accordance with the terms of the memorandum of agreement. Final settlement is subject to execution and delivery of definitive settlement and release documentation, preliminary approval by the U.S. District Court of the terms of the settlement, notice of settlement to the plaintiff class, and final approval of, and granting of a final judgment by, the U.S. District Court. There can be no assurance that these conditions will in fact be satisfied.

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

ACE/AFCA and Philip A. Gray Litigation

    As previously disclosed, the Company is a party to a lawsuit (the "ACE/AFCA" Litigation) (American Credit Educators, LLC and American Fair Credit Association, Inc. v. UICI and United Credit National Bank, pending in the United States District Court for the District of Colorado), which was initially filed as two separate lawsuits in February 2000 by American Credit Educators, LLC ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs. In the ACE/AFCA Litigation, plaintiffs initially alleged, among other things, that UCNB breached its agreements with ACE and AFCA, sought injunctive relief and a declaratory judgment and claimed money damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

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

    In its answer filed on August 15, 2001, the Company asserted numerous defenses to the plaintiffs' remaining claims. UICI and United CreditServ also asserted numerous counterclaims against ACE and AFCA, including, among other things, breach of contract, breach of fiduciary duty, fraud and civil conspiracy, and UICI and UCS have claimed damages in an indeterminate amount. ACE and AFCA filed a partial motion to dismiss the counterclaims. While such motion was pending, UICI and UCS sought leave to amend their counterclaims and asserted additional claims against ACE and AFCA. On September 12, 2002, the Court granted UICI's and UCS' motion for leave and denied ACE's and AFCA's partial motion to dismiss the counterclaims previously filed.

    Written discovery has commenced in the case, and the parties will soon begin to conduct depositions. No trial date has been set for the case.

    In a separate suit filed on March 26, 2001 in the District Court of Dallas County, Texas (the "Gray Litigation") (UICI, United Membership Marketing Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC), the Company sued Philip A. Gray individually ("Gray") and a related limited liability company (the "LLC"), alleging, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business. Gray removed the case to the United States District Court for the Northern District of Texas, and UICI substituted PAG Family Partners Ltd. ("PAG") and the PAG Family Trust for the LLC as defendants. By order dated May 6, 2002, the Texas Federal Court denied PAG's motion to dismiss the fraud, negligent misrepresentation and certain other claims, but dismissed certain of the named defendants from the Gray Litigation. In addition, the Court ordered the transfer of the Gray Litigation to the United States District Court for the District of Colorado.

    On May 31, 2002, in an answer and third-party complaint Gray denied all allegations and asserted counterclaims against UICI and third-party claims against certain individuals, including Ronald L. Jensen (the Company's Chairman) and Gregory T. Mutz (the Company's President and Chief Executive Officer), in which Gray has alleged, among other things, violations of Colorado securities laws, fraudulent misrepresentations, breach of fiduciary duty, unjust enrichment and negligent misrepresentations and has sought a declaratory judgment and an accounting. Certain third-party defendants have not yet been served. At an October 11, 2002 hearing, the Court ordered defendants Gray, the LLC, and Marguerite Gray, as Trustee, to produce certain documents and Gray and others to appear for depositions. A status conference is set for December 13, 2002.

    The Company intends to continue to vigorously defend and pursue its counterclaims in the ACE/AFCA Litigation and defend the counterclaims and pursue its claims in the Gray Litigation.

Credit Card Marketing Litigation

     As previously disclosed, the Company is involved in three disputes arising out of the marketing of the American Fair Credit Association credit card program prior to the termination of the Company's participation in the program in January 2000.

     Mitchell Litigation

     The Company is one of three named defendants in a class action suit filed in 1997 pending in California state court (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI) (the "Mitchell case"). In the Mitchell case, plaintiffs have alleged that defendants violated California law regarding unfair and deceptive trade practices by making misleading representations about, and falsely advertising the nature and quality of, the benefits of membership in American Fair Credit Association ("AFCA").

     In October 2000, the state court in the Mitchell case granted, in part, and denied, in part, the joint motions of UICI, AFCA and United Membership Marketing Group ("UMMG") to compel arbitration and to narrow the scope of the plaintiff class. The court severed from the class action the claims for recovery of money by way of damages or restitution of class members who joined AFCA after January 1, 1998 and who executed signed arbitration agreements. However, the state court denied UICI's motion to compel arbitration with respect to these class members' claims for injunctive relief and, as a result, their claims for injunctive relief remain part of the class action. With respect to class members who were existing members of AFCA in January of 1998 and who received through the mail an amendment adding arbitration of disputes to their AFCA membership agreement, the state court denied UICI's motion to compel arbitration unless the member also signed a separate arbitration agreement. In addition, the state court clarified that its prior April 12, 1999 order certified a class with respect to all claims pleaded in the complaint, not solely claims under the California Credit Services Act of 1984.

     On October 12, 2000, UICI, jointly with defendants AFCA and UMMG, filed a Notice of Appeal from the state court's October 2000 orders and from its original class certification order dated April 12, 1999. By letter dated October 12, 2000, defendants notified plaintiffs of the filing of their Notice of Appeal and, consequently, all trial court proceedings in the Mitchell case were stayed.

     On July 10, 2002, the Court of Appeal issued a decision affirming the order entered by the trial court in October 2000 regarding defendants' motion to compel arbitration. The Court of Appeal dismissed for want of appellate jurisdiction the appeal respecting the orders certifying the class and defining the scope of the class entered by the trial court in April 1999 and October 2000, respectively. On August 19, 2002, UICI, along with AFCA, timely filed a petition for review of the Court of Appeal's decision with the California Supreme Court. On October 23, 2002, the California Supreme Court denied UICI's and AFCA's petition for review.

     On August 6, 2002, Plaintiffs filed a motion in the trial court for limited relief from the stay (to pursue injunctive relief against AFCA) pending appeal, which stay has been in effect since October 12, 2000. On or about September 19, 2002, the trial court denied the motion for limited relief from the stay pending the California Supreme Court's order denying UICI's petition for review (which was issued on October 23, 2002).

     The Company intends to continue to vigorously defend the Mitchell case.

     BankFirst Case

     Plaintiffs in the Mitchell case also filed a companion case in federal district court in San Francisco (Dadra Mitchell v. BankFirst, N.A.) (the "BankFirst case"), which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The sole defendant in BankFirst case is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program.

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

     The Company intends to continue to vigorously defend the Bankfirst case.

     Roe Litigation

     On March 8, 2001, UICI and UCNB were named as defendants in a case (Timothy
M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al) initially filed in the United States District Court for the District of Colorado. Plaintiff, on his own behalf and on behalf of a purported class of similarly situated individuals, in connection with the AFCA credit card program, alleged breach of contract and violations of the federal Credit Repair Organizations Act and the Truth-In-Lending Act and seeks certain declaratory relief.

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

     Two defendants unaffiliated with UICI timely appealed from the Colorado District Court's order, arguing that the Colorado court should have decided the merits of the arbitration controversy rather than defer to the Eastern District of North Carolina. On April 22, 2002, UICI and the remaining defendants timely filed their opposition briefs to the unaffiliated defendants' appeal. The Tenth Circuit has not yet rendered a decision on the unaffiliated defendants' appeal.

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

     On September 4, 2002, a hearing was held on the cross-motions for summary judgment. At the conclusion of the hearing, the Court solicited additional briefing. The parties filed their Supplemental Memoranda on summary judgment on September 25, 2002. The District Court has not yet rendered any decision on summary judgment.

     The Company intends to pursue arbitration in North Carolina of the individual plaintiff's claims (as set forth in the complaint in the Colorado action). The Company intends to vigorously contest these allegations in the proper forum.

Comptroller of the Currency Consent Order

    As previously disclosed, the Company is subject to a Consent Order, initially issued by the United States Office of the Comptroller of the Currency (the "OCC") on June 29, 2000 and as modified on January 29, 2001, confirming the obligations of the Company to assume all obligations of United Credit National Bank ("UCNB") (the Company's former credit card issuing bank). Until January 29, 2001, UCNB was a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC.

    In the event that UICI fails to comply with the terms of the Consent Order, as modified, such failure could result in sanctions brought against the Company and its officers and directors, including the assessment of civil money penalties and enforcement of the Consent Order in Federal District Court.

New Mexico Class Action Litigation

     As previously disclosed, on June 1, 2001, UICI and MEGA were served as parties defendant in a purported class action (Frances C. Chandler, Individually and as a Representative of a Class of Similarly Situated Persons, vs. PFL Life Insurance Company, UICI, The MEGA Life and Health Insurance Company, et al.) initially filed on January 12, 2001 in First Judicial District Court (Santa Fe, New Mexico). On her own behalf and on behalf of an alleged class of similarly situated individuals, plaintiff alleged that sales materials associated with a group hospital benefit health insurance plan sponsored, marketed, underwritten, reinsured and/or administered by defendants contained incomplete, inaccurate, misleading and/or false statements, and that benefits and treatment were denied plaintiffs with attendant credit damage, pain and suffering and loss of enjoyment. Plaintiffs alleged, among other things, breach of contract, misrepresentation, breach of fiduciary duties, unjust enrichment, and the violation of the duty of good faith and fair dealing.

     On August 13, 2002, the parties agreed to fully and finally resolve the litigation upon terms that will not have a material adverse effect upon the financial condition or results of operations of the Company. The suit was formally dismissed on August 23, 2002 by joint motion of the parties, who are currently in the process of drafting final settlement documentation.

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

     Plaintiffs have also filed a parallel state class action complaint in the Eleventh Judicial Circuit, Dade County, Florida. The state class action complaint asserts essentially the same tort causes of action previously dismissed by the federal District Court and adds a claim alleging violations of the Florida state deceptive trade practices statute. On April 9, 2002, the court in the Florida state action granted AMS' petition for a stay in the state court proceedings pending resolution of the federal action. In light of the United States Court of Appeals' affirmation of the District Court's dismissal of the federal case, a hearing has been set for December 16, 2002, in state court to hear plaintiff's motion to lift the stay and to set scheduling for responses to the state complaint and discovery requests. At that hearing AMS intends to renew its previously filed motion to dismiss the case in its entirety.

Insurance Regulatory Matters

    The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to state insurance departments and agencies. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; methods and timing of claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

     The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments, and state insurance departments have also periodically conducted and continue to conduct periodic financial and market conduct examinations of UICI's insurance subsidiaries. As of September 30, 2002, either or both of The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee were subject to ongoing market conduct examinations in five states. State insurance regulatory agencies have broad authority to levy monetary fines and penalties resulting from findings made during the course of such financial and market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been assessed such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

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

NOTE J -- SEGMENT INFORMATION

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

    The Company's Other Key Factors segment includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments, (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002). On September 30, 2002, the Company transferred to an unaffiliated third party all of the capital stock of Barron Risk Management Services, Inc., the sole remaining component of the Company's former Third Party Administration unit.

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

    Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ----------------------------        -----------------------------
                                                       2002              2001              2002              2001
                                                   -----------       -----------       -----------       -----------
                                                                            (IN THOUSANDS)

Revenues
 Insurance:
  Self Employed Agency Division .............      $   269,009       $   179,342       $   727,938       $   503,399
  Group Insurance Division ..................           65,406            23,163           164,676            81,477
  Life Insurance Division ...................           17,773            25,826            56,385            74,165
  Senior Market Division ....................              520                 2             1,630                 2
                                                   -----------       -----------       -----------       -----------
                                                       352,708           228,333           950,629           659,043
                                                   -----------       -----------       -----------       -----------

 Financial Services:
   Academic Management Services Corp. .......           23,074            28,475            77,789           106,161
                                                   -----------       -----------       -----------       -----------

 Other Key Factors ..........................            5,284            10,953             9,687            29,121
 Intersegment Eliminations ..................              (81)             (591)             (407)           (2,507)
                                                   -----------       -----------       -----------       -----------
Total revenues from continuing
operations ..................................      $   380,985       $   267,170       $ 1,037,698       $   791,818
                                                   ===========       ===========       ===========       ===========


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                         2002          2001           2002           2001
                                                                       --------       --------       --------       --------
                                                                                          (IN THOUSANDS)

Income (loss) from continuing operations before
 federal income taxes:
  Insurance:
   Self Employed Agency Division ................................      $ 25,231       $ 19,219       $ 65,436       $ 55,421
   Group Insurance Division .....................................         3,563          1,235          9,280          2,549
   Life Insurance Division ......................................         1,405          3,025          7,079          6,585
   Senior Market Division .......................................        (2,102)          (537)        (5,337)        (1,321)
                                                                       --------       --------       --------       --------
                                                                         28,097         22,942         76,458         63,234
                                                                       --------       --------       --------       --------

 Financial Services:
   Academic Management Services Corp. ...........................        (1,611)          (852)         7,008          4,657
   Losses in Healthaxis, Inc. investment ........................          (796)        (1,272)        (8,895)        (9,237)
                                                                       --------       --------       --------       --------
                                                                         (2,407)        (2,124)        (1,887)        (4,580)
                                                                       --------       --------       --------       --------

 Other Key Factors:
   Investment income on equity, realized gains and
     losses, general corporate expenses and other
     (including interest expense on non-student loan
     indebtedness) ..............................................        (1,998)         3,761        (11,966)         7,101
   Variable stock-based compensation ............................        (4,496)        (2,638)       (15,812)        (4,362)
   Goodwill amortization ........................................            --         (1,129)            --         (3,387)
                                                                       --------       --------       --------       --------
                                                                         (6,494)            (6)       (27,778)          (648)
                                                                       --------       --------       --------       --------

Total income from continuing operations before federal
income taxes ....................................................      $ 19,196       $ 20,812       $ 46,793       $ 58,006
                                                                       ========       ========       ========       ========

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2002                2001
                                                            -------------     ------------
                                                                    (IN THOUSANDS)
 Assets
  Insurance:
    Self Employed Agency Division .....................      $   624,592      $   485,664
    Group Insurance Division ..........................          131,348           78,274
    Life Insurance Division ...........................          640,262          625,205
    Senior Market Division ............................            1,782               --
                                                             -----------      -----------
                                                               1,397,984        1,189,143
                                                             -----------      -----------
  Financial Services:
    Academic Management Services Corp. ................        1,887,685        1,557,434
    Investment in Healthaxis, Inc. ....................            5,673            8,278
                                                             -----------      -----------
                                                               1,893,358        1,565,712
                                                             -----------      -----------

  Other Key Factors:
    General corporate and other .......................          396,002          440,367
    Goodwill and other intangible assets ..............          110,619           86,010
                                                             -----------      -----------
                                                                 506,621          526,377
                                                             -----------      -----------

Total assets ..........................................      $ 3,797,963      $ 3,281,232
                                                             ===========      ===========

NOTE K -- RELATED PARTY TRANSACTIONS

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

    For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and will continue to include the accounts of STP in its consolidated financial statements until final distribution of cash proceeds from the sale and liquidation of STP or such time as Mr. Jensen shall exercise the option to acquire UICI's 80% membership interest in STP. Because the Company has assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company has established and will continue to record a liability equal to the total cash and cash equivalents on deposit in the registry of the Court in the Sun Litigation (which amount was $22.5 million at September 30, 2002 and is reflected as restricted cash on the Company's consolidated balance sheet).

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

Exercise of Onward and Upward Option

    As previously disclosed, effective September 15, 1999, the Company and Onward & Upward, Inc. ("OUI") entered into a Put/Call Agreement, pursuant to which, for a thirty day period commencing on July 1 of each year, the Company was granted an option to purchase from OUI, and OUI was granted a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25 in 2004, $38.25 in 2005 and $40.25 in 2006. Mr.
Jensen's five adult children hold in the aggregate 100% of the equity interest in OUI, which is the holder of approximately 6.5% of the Company's outstanding Common Stock. On July 1, 2002, pursuant to the terms of the Put/Call Agreement, the Company exercised its option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate. For financial reporting purposes, the Company treated the transaction as a repurchase of Company common stock in the amount of $10.1 million (which represented the fair market value of 369,174 shares of Common Stock of the Company at September 15, 1999) and a discharge of a liability in the amount of $1.8 million (which represented accrued interest expense previously recorded over the term of the put/call arrangement), resulting in an overall decrease in consolidated stockholders' equity in the amount of $11.9 million.

Termination of Healthaxis, Inc. Services Agreement

    Effective June 15, 2002, UICI and HAI (of which UICI holds approximately 45% of the issued and outstanding shares) terminated a Services Agreement. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI See Note B of Notes to Consolidated Condensed Financial Statements. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. In determining the estimated realizable value of its investment in HAI at June 30, 2002, the Company gave due consideration, among other things, to HAI's recognition of an extraordinary gain in July 2002 in the amount of $16.4 million associated with the early extinguishment of indebtedness, which extraordinary gain was recorded by HAI in connection with the exchange of $27.5 million aggregate principal amount of HAI's convertible debentures for $4.0 million in cash and shares of a newly authorized series of HAI 2% convertible preferred stock.

Funding of BOB Program

    In August 1998, Ronald L. Jensen (the Company's Chairman) and his wife established an incentive program (the "BOB Program"), pursuant to which they agreed to distribute to "eligible participants" on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. Eligible participants in the BOB Program consisted of full-time employees of UICI and its subsidiaries and independent agents associated with UICI's insurance subsidiaries who were employed by or contracted with UICI, as the case may be, at the close of business on August 14, 1998, and who remain employed by or contracted with UICI at the close of business on August 14, 2002. In accordance with the BOB Program, each eligible participant was entitled to receive his or her portion of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant's tenure with UICI and level of compensation.

    For financial reporting purposes, UICI incurred non-cash variable compensation expense associated with the BOB Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company established a corresponding liability associated with the future benefits payable under the BOB Program. For the nine months ended September 30, 2002, the Company recorded compensation expense associated with the BOB Program in the amount of $751,000, compared to compensation expense of $631,000 in the corresponding period of 2001. At December 31, 2001 and August 15, 2002 (the date of vesting of benefits under the BOB Program), UICI had recorded a liability for the benefits associated with the BOB Program in the amount of $1.1 million and $1.8 million, respectively.

    In a series of celebrations occurring in August 2002, Mr. and Mrs. Jensen distributed cash in the aggregate amount of $1.8 million to the eligible participants in the BOB Program. In connection with the funding of the BOB Program, UICI extinguished the liability in the amount of $1.8 million at August 15, 2002 and credited an equivalent amount ($1.2 million net of tax) to the Company's additional paid-in capital account.

NOTE L -- EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

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

    On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note (the "Plan Note"), which matures in three years and is secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the "$5.25 ESOP Shares") are held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP are made. It is expected that the Plan Note will be extinguished over a period of approximately two years ending in November 2002 by crediting the Company's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note.

    During the three and nine months ended September 30, 2002, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $4.4 million and $10.5 million, respectively, of which $3.1 million and $7.3 million, respectively, were recorded as non-cash variable stock-based compensation expense. During the three and nine months ended September 30, 2001, the Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $1.9 million and $4.4 million, respectively, of which $1.0 million and $1.9 million, respectively, were recorded as non-cash variable stock-based compensation expense. The amount classified as variable stock-based compensation expense with respect to the Employee Plan in the 2002 periods represented the incremental compensation expense associated with the allocation during the nine months ended September 30, 2002 of 626,000 $5.25 Shares to fund the Company's matching and supplemental contributions to participants' accounts in the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company has recorded additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of September 30, 2002, the Company had allocated substantially all of the remaining $5.25 ESOP Shares to participants' accounts. The Company expects that the remaining unallocated shares will be allocated to participants' accounts during November 2002, after which the Company will recognize no additional variable stock based compensation associated with the ESOP feature of the Employee Plan. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

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

    Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending July 31, 2002, the Company agreed to utilize up to 2,175,000 newly-issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the agent plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries transferred to the holding company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the plans. In accordance with such arrangement, during the period commencing July 1, 2000 and ending on July 31, 2002, the Company issued to the subsidiaries an aggregate of 1,765,251 shares, for which the Company's subsidiaries transferred to the Company at the holding company level cash in the aggregate amount of $9.3 million.

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three and nine months ended September 30, 2002, the Company recorded total compensation expense associated with these agent plans in the amount of $3.0 million and $11.9 million, respectively, of which $1.3 million and $7.1 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. For the three and nine months ended September 30, 2001, the Company recorded total compensation expense associated with these agent plans in the amount of $2.3 million and $4.3 million, respectively, of which $1.4 million and $1.5 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

    At December 31, 2001, the Company had recorded approximately 1.6 million unvested matching credits associated with the Agent Plans, of which 596,000 vested in January 2002. At September 30, 2002, the Company had recorded approximately 1.8 million unvested matching credits.

    The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based compensation expense charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense.

Other Variable Stock-Based Compensation Plans

    In August 1998, Ronald L. Jensen (the Company's Chairman) and his wife established an incentive program (the "BOB Program"), pursuant to which they agreed to distribute to "eligible participants" on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. Eligible participants in the BOB Program consisted of full-time employees of UICI and its subsidiaries and independent agents associated with UICI's insurance subsidiaries who were employed by or contracted with UICI, as the case may be, at the close of business on August 14, 1998 and who remain employed by or contracted with UICI at the close of business on August 14, 2002. In accordance with the BOB Program, each eligible participant was entitled to receive his or her portion of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant's tenure with UICI and level of compensation.

    For financial reporting purposes, UICI incurred non-cash variable compensation expense associated with the BOB Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company established a corresponding liability associated with the future benefits payable under the BOB Program. For the nine months ended September 30, 2002, the Company recorded non-cash compensation expense associated with the BOB Program in the amount of $751,000, compared to non-cash compensation expense of $631,000 in the corresponding period of 2001. At December 31, 2001 and August 15, 2002 (the date of vesting of benefits under the BOB Program), UICI had recorded a liability for the benefits associated with the BOB Program in the amount of $1.1 million and $1.8 million, respectively.

    In August 2002, Mr. and Mrs. Jensen distributed cash in the aggregate amount of $1.8 million to the eligible participants in the BOB Program. In connection with the funding of the BOB Program, UICI extinguished the liability in the amount of $1.8 million at August 15, 2002 and credited an equivalent amount ($1.2 million net of tax) to the Company's additional paid-in capital account.

    In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed in cash to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2001 and September 30, 2002, the Company's liability for future benefits payable under this plan was $731,000 and $669,000, respectively. For the nine months ended September 30, 2002 the Company recorded stock based compensation expense associated with this plan in the amount of $250,000. For the nine months ended September 30, 2001, the Company recorded stock based compensation expense associated with this plan in the amount of $294,000.

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

    In March 2000 the Board of Directors of UICI designated its former United CreditServ sub-prime credit card business as a discontinued operation for financial reporting purposes and the United CreditServ unit has been so reflected for all periods presented. In September 2000, the Company completed the sale of substantially all of United CreditServ's non-cash assets, and in January 2001 the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the OCC.

    In December 2001 the Company determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, the Company also designated and classified its Special Risk Division as a discontinued operation for financial reporting purposes for all periods presented. The Company's Special Risk Division has specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

    On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of its former Third Party Administration (TPA) Division. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of
2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc. Through January 17, 2002 (the date of sale), the UICI Administrators, Inc. unit reported net income in the amount of $67,000.

    In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management Services) have been reclassified to the Company's Other Key Factors segment for all periods presented. Effective September 30, 2002, Barron was sold for a nominal gain.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Public Accounting Reform and Investor Protection Act of 2002 - - commonly referred to as the Sarbanes-Oxley Act of 2002 (the "Act"). The stated purpose of the Act is to improve the independence and oversight of public accounting firms engaged in practice before the Securities and Exchange Commission, to expand the scope and timeliness of certain public disclosures by reporting companies, to strengthen corporate governance practices by reporting companies, their directors and executive officers and to increase the accountability of directors and executive officers for violations of the securities laws. The Act, together with recent proposals to amend the listing standards imposed by the New York Stock Exchange, will have a significant impact on the corporate governance obligations of public companies, including UICI.

    In accordance with Section 302(a) of the Act, the Securities and Exchange Commission adopted rules effective August 29, 2002 requiring an issuer's principal executive officer and financial officer to certify the financial and other information contained in an issuer's quarterly and annual reports. The newly-adopted rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, that they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls, and that they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. The certifications required by Section 302(a) of the Act and newly-adopted Rule 13a-14 under the Securities Exchange Act of 1934 of each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) are included as part of this Quarterly Report on Form 10-Q and may be found immediately following the signature page hereof.

     In accordance with Section 906 of the Act, and in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report"), each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) has also submitted to the SEC a statement certifying, to his knowledge, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

RESULTS OF OPERATIONS

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -----------------------------       -----------------------------
                                                                 2002              2001              2002              2001
                                                             -----------       -----------       -----------       -----------
                                                                                      (IN THOUSANDS)
Revenues
 Insurance:
   Self Employed Agency Division ......................      $   269,009       $   179,342       $   727,938       $   503,399
   Group Insurance Division ...........................           65,406            23,163           164,676            81,477
   Life Insurance Division ............................           17,773            25,826            56,385            74,165
   Senior Market Division .............................              520                 2             1,630                 2
                                                             -----------       -----------       -----------       -----------
                                                                 352,708           228,333           950,629           659,043
                                                             -----------       -----------       -----------       -----------

 Financial Services:
   Academic Management Services Corp. .................           23,074            28,475            77,789           106,161
                                                             -----------       -----------       -----------       -----------

 Other Key Factors ....................................            5,284            10,953             9,687            29,121
 Intersegment Eliminations ............................              (81)             (591)             (407)           (2,507)
                                                             -----------       -----------       -----------       -----------
Total revenues from continuing operations .............      $   380,985       $   267,170       $ 1,037,698       $   791,818
                                                             ===========       ===========       ===========       ===========


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------       -----------------------
                                                                         2002          2001           2002           2001
                                                                       --------       --------       --------       --------
                                                                                           (IN THOUSANDS)

Income (loss) from continuing operations before
 federal income taxes:
  Insurance:
    Self Employed Agency Division ...............................      $ 25,231       $ 19,219       $ 65,436       $ 55,421
    Group Insurance Division ....................................         3,563          1,235          9,280          2,549
    Life Insurance Division .....................................         1,405          3,025          7,079          6,585
    Senior Market Division ......................................        (2,102)          (537)        (5,337)        (1,321)
                                                                       --------       --------       --------       --------
                                                                         28,097         22,942         76,458         63,234
                                                                       --------       --------       --------       --------

  Financial Services:
    Academic Management Services Corp. ..........................        (1,611)          (852)         7,008          4,657
    Losses in Healthaxis, Inc. investment .......................          (796)        (1,272)        (8,895)        (9,237)
                                                                       --------       --------       --------       --------
                                                                         (2,407)        (2,124)        (1,887)        (4,580)
                                                                       --------       --------       --------       --------

  Other Key Factors:
    Investment income on equity, realized gains and losses,
     general corporate expenses and other (including
     interest expense on non-student loan indebtedness) .........        (1,998)         3,761        (11,966)         7,101
    Variable stock-based compensation ...........................        (4,496)        (2,638)       (15,812)        (4,362)
    Goodwill amortization .......................................            --         (1,129)            --         (3,387)
                                                                       --------       --------       --------       --------
                                                                         (6,494)            (6)       (27,778)          (648)
                                                                       --------       --------       --------       --------

Total income from continuing operations before federal
income taxes ....................................................      $ 19,196       $ 20,812       $ 46,793       $ 58,006
                                                                       ========       ========       ========       ========

Three and Nine Months ended September 30, 2002 compared to Three and Nine Months ended September 30, 2001

    The Company reported third quarter 2002 revenues and income from continuing operations in the amount of $381.0 million and $16.2 million ($0.33 per diluted share), respectively, compared to revenues and income from continuing operations of $267.2 million and $14.3 million ($0.30 per diluted share), respectively, in the third quarter of 2001. For the nine months ended September 30, 2002, the Company generated revenues and income from continuing operations of $1,037.7 million and $34.0 million ($0.70 per diluted share), respectively, compared to revenues and income from continuing operations of $791.8 million and $40.5 million ($0.85 per diluted share), respectively, in the nine months ended September 30, 2001.

    Overall, for the three and nine months ended September 30, 2002, the Company reported net income in the amount of $16.2 million ($0.33 per diluted share) and $28.9 million ($0.59 per diluted share), respectively, compared to net income of $11.9 million ($0.25 per diluted share) and $36.6 million ($0.77 per diluted share) in the corresponding 2001 periods. Overall results in the nine months ended September 30, 2002 included a goodwill impairment charge in the amount of $(5.1) million (net of tax) ($(0.11) per diluted share), which has been reflected as a cumulative effect of a change in accounting principle in accordance with recently adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets.

    In the quarter ended September 30, 2002, the solid performance of the Company's SEA and Group Insurance Divisions and benefit derived from release of a deferred tax asset valuation allowance were offset by continued start-up losses at its Senior Market Division, an operating loss at the Company's Academic Management Services Corp. ("AMS") unit, a moderate decrease in operating income generated by the Company's Life Insurance Division and a significant increase in non-cash stock-based compensation expense associated with the Company's employee stock ownership plan, agent stock accumulation plans and other stock based plans attributable to the higher share price in the third quarter of 2002 compared to the share price in the comparable quarter in 2001.

    In the nine months ended September 30, 2002, the Company reported increases in operating income at its Self Employed Agency, Group Insurance and Life Insurance Divisions and at its AMS unit, in each case compared to results reported in the corresponding 2001 nine-month period. These favorable results were partially offset by start up losses at the Company's Senior Market Division, $5.1 million in net realized losses in the second quarter of 2002 associated with the Company's investment portfolio (attributable primarily to a write down in the amount of $6.1 million in the carrying value of WorldCom, Inc. fixed income securities held in the portfolios of the Company's insurance company subsidiaries, compared to a realized gain of $5.9 million in the corresponding period in 2001), a $6.5 million write down in the second quarter of 2002 of the Company's carrying value of its investment in Healthaxis, Inc. (which amount corresponds to a capital contribution to Healthaxis, Inc. recorded in the three months ended June 30, 2002 in the amount of $6.5 million in connection with the previously announced early termination of a services agreement), and a decrease in yield on invested assets.

     Results in the third quarter and first nine months of 2002 were also negatively impacted by a significant increase in non-cash stock-based compensation expense associated with the Company's employee stock ownership plan, agent stock accumulation plans and other stock-based plans, which increase was attributable to the higher share price in the 2002 periods compared to the share price in the comparable periods in 2001. In the three and nine months ended September 30, 2002, the Company recorded non-cash stock-based compensation expense in the amount of $4.5 million and $15.8 million, respectively, compared to non-cash stock based compensation expense in the amount of $2.6 million and $4.4 million, respectively, in the comparable periods of 2001.

     Results in the three and nine months ended September 30, 2002 also reflect the benefit derived from release of a deferred tax asset valuation allowance in the amount of $4.0 million. The valuation allowance had been established with respect to a deferred tax asset associated with the net operating loss carryforward of AMS. The valuation allowance was released following management's determination that AMS will generate sufficient taxable income in the carryforward period to utilize the net operating loss carryforward and realize the related deferred tax asset. See Note G of Notes to Consolidated Condensed Financial Statements. The Company also realized tax benefits from the sale in the third quarter of 2002 of Barron Risk Management Services (which generated a nominal gain for financial reporting purposes but a loss for tax purposes) and a reduction during the first quarter of 2002 of the Company's liability for future taxes made following an assessment of potential tax obligations. These tax benefits in the 2002 periods were partially offset by increases in the non-deductible portion of variable stock compensation and in state income tax expenses.

     In accordance with Statement No. 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisitions of AMS and Barron was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company reflected this impairment charge in the quarter ended June 30, 2002 in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

    Set forth below is a discussion of results by business segment in the three and nine-month periods ended September 30, 2002:

Self-Employed Agency Division

    Operating income at UICI's Self Employed Agency ("SEA") Division increased to $25.2 million and $65.4 million in the three and nine months ended September 30, 2002, respectively, from $19.2 million and $55.4 million in the corresponding periods of 2001. In the 2002 periods, SEA continued to experience significant increases in submitted annualized premium volume ($250.7 million in the third quarter of 2002 compared to $142.7 million in the third quarter of 2001, and $708.8 million in the first nine months of 2002 compared to $395.2 million in the first nine months of 2001). Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company. Earned premium revenue at SEA increased from $166.9 million in the third quarter of 2001 to $255.2 million in the third quarter of 2002 (a 53% increase) and from $466.9 million in the first nine months of 2001 to $688.6 million in the first nine months of 2002 (a 47% increase).

    Operating income as a percentage of earned premium revenue in the three and nine months ended September 30, 2002 was 9.9% and 9.5%, respectively, compared to 11.5% and 11.9% in the corresponding periods of the prior year. The lower operating margins during the 2002 periods were attributable to higher effective commission rates due to the increase in first year premium (which carries a higher commission rate compared to renewal commissions), and lower investment and other income as a percentage of earned premiums. These factors were partially offset by lower administrative expenses as a percentage of earned premium and a slightly lower loss ratio.

    During the three and nine-month periods ended September 30, 2002, the average number of agents writing insurance for the SEA Division increased by 54% and 58%, respectively, from the number of writing agents in the corresponding periods of 2001. The number of policies in force at September 30, 2002 was 313,000, compared to 296,000 and 232,000 policies in force at June 30, 2002 and September 30, 2001, respectively. The first year retention percentage (which the Company defines as the current month's experience of policies in their first year) at September 30, 2002 was 58.2%, compared to 57.2% at September 30, 2001. The renewal percentage (which the Company defines as the current month's experience of policies in force more than one year) at September 30, 2002 was 67.8%, compared to 66.9% at September 30, 2001.

Group Insurance Division

     The Company has classified the results of its Student Insurance Division and its STAR HRG unit (which was acquired on February 28, 2002) as its Group Insurance Division. For the three and nine months ended September 30, 2002, the Group Insurance Division reported operating income of $3.6 million and $9.3 million, respectively, compared to operating income of $1.2 million and $2.5 million in the comparable periods of 2001, which increases were primarily attributable to the incremental operating income associated with the Company's STAR HRG unit. At the Company's Student Insurance Division an increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium (offset by an increase in the loss ratio from 69.8% to 72.1% in the nine months ended September 30, 2002 and 2001, respectively) also contributed to the increases in operating income at the Group Insurance Division in the 2002 periods.

Life Insurance Division

     For the three and nine months ended September 30, 2002, the Company's Life Insurance Division (which includes the results of the Company's OKC life insurance operations and its College Fund Life Division) reported operating income of $1.4 million and $7.1 million, respectively, compared to operating income of $3.0 million and $6.6 million in the corresponding periods in 2001. The decrease in operating income for the three months ended September 30, 2002 was primarily due to late-reported claims in the closed group accident block of business, an increase in claims reserves on the closed block of workers' compensation business (resulting from the reduction of the estimated amount of reserve credit taken on reinsurance ceded related to an excess-of-loss reinsurance treaty), and increased administrative expenses associated with the OKC operations. The increase in operating income for the nine months ended September 30, 2002 compared to the corresponding 2001 period reflects the close down in May 2001 of the Company's workers compensation business, in connection with which the Company incurred in the second quarter of 2001 a charge of $8.7 million associated with a strengthening of reserves. The charge in 2001 was partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division.

Senior Market Division

    For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of operations associated with the development and sale of insurance products for the senior market (including long term care and Medicare supplement products). Through September 30, 2002, the Senior Market Division has generated only nominal revenues ($520,000 and $1.6 million in the three and nine months ended September 30, 2002, respectively). In the three and nine months ended September 30, 2002, the Company's Senior

Market Division reported operating losses of $(2.1) million and $(5.3) million, respectively, compared to operating losses of $(537,000) and $(1.3) million in the corresponding periods of the prior year.

Academic Management Services Corp. ("AMS")

    In the nine months ended September 30, 2002, UICI's AMS unit reported operating income of $7.0 million, compared to operating income of $4.7 million in the comparable 2001 period. The significant improvement in operating results for the nine months ended September 30, 2002 resulted primarily from increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment and a reduction in interest expense on corporate borrowings. These increases in the nine months ended September 30, 2002 were partially offset by lower realized gains on sale of loans and reduced yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to results in the corresponding 2001 period.

    In the three months ended September 30, 2002, UICI's AMS unit reported an operating loss of $(1.6) million, compared to an operating loss of $(852,000) in the year earlier quarter. In the third quarter of 2002, higher realized gains from student loan sales and increased student loan spread income were more than offset by disappointing results at AMS' student tuition installment business (attributable primarily to a significant reduction in interest income earned on installment plan trust balances) and a significant increase in corporate overhead associated with the hiring of additional sales and marketing personnel. Investment income on funds held in connection with tuition payment programs declined to $2.9 million in the nine months ended September 30, 2002 from $5.1 million in the year earlier period (despite a 12% increase in the average trust fund balance).

    Student loan spread income in the three and nine months ended September 30, 2002 was $4.8 million and $21.9 million, respectively, compared to student loan spread income of $3.2 million and $12.9 million in the corresponding periods of the prior year. AMS' weighted average student loan assets for the nine-month period ended September 30, 2002 were $1,482.0 million, compared to $1,350.7 million for the corresponding period of the prior year.

    During the first six months of 2002, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. Reflecting this downward adjustment on July 1, 2002 to the floor rate on loans made under the federal FFELP student loan program, AMS' student loan spread income declined from $9.0 million in the second quarter of 2002 to $4.8 million in the third quarter of 2002. As a result of this significant decrease in the prescribed floor rates on its student loan portfolio, AMS believes that spread income in the second half of 2002 will be significantly less than the level of spread income experienced in the first half of 2002. Due to the anticipated decrease in spread income, AMS may continue to rely on gains from timely sales of student loans to remain profitable during the three months ending December 31, 2002.

    Operating expenses at AMS in the nine months ended September 30, 2002 were $42.2 million, compared to operating expenses of $44.4 million in the corresponding 2001 period. The decrease in operating expenses for the nine months ended September 30, 2002 was primarily attributable to reduced interest expense associated with non-student loan indebtedness and reduced administrative expenses. For the nine months ended September 30, 2002, interest expense on non-student loan indebtedness was $60,000, compared to interest expense on non-student loan indebtedness of $785,000in the nine months ended September 30, 2001. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

    Operating expenses at AMS in the three months ended September 30, 2002 were $15.2 million, compared to operating expenses of $14.8 million in the corresponding 2001 period. This increase in operating expenses was primarily attributable to the hiring of additional sales and marketing personnel.

    AMS sold student loans in the principal amount of $71.7 million and $186.6 million, respectively, during the three and nine months ended September 30, 2002, compared to sales of student loans in the principal amount of $2.4 million and $364.3 million during the corresponding 2001 periods. AMS generated net gains on such student loan sales in the amount of $2.0 million and $3.9 million, respectively, in the three and nine months ended September 30, 2002, compared to net gains of $157,000 and $8.2 million in the corresponding 2001 periods. Due to the inherent uncertainty surrounding spread income, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period.

Investment in Healthaxis, Inc.

    At September 30, 2002, the Company held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note B of Notes to Consolidated Condensed Financial Statements.

    During the three and nine months ended September 30, 2002, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill and excluding gain on extinguishment of debt) was $796,000 and $2.4 million, respectively, compared to its reported share of operating losses of $1.3 million and $9.2 million, respectively, in the three and nine months ended September 30, 2001. For the nine months ended September 30, 2002, the total HAI segment loss in the amount of $8.9 million reflected the Company's share of HAI's operating losses ($2.4 million) plus a $6.5 million impairment charge related to the adjustment to the carrying value of the Company's investment in HAI taken in the second quarter of 2002.

    Effective June 15, 2002, UICI and HAI terminated an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), pursuant to which HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates. See Note B of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI's technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continues to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. In determining the estimated realizable value of its investment in HAI at June 30, 2002, the Company gave due consideration, among other things, to HAI's recognition of an extraordinary gain in July 2002 in the amount of $16.4 million associated with the early extinguishment of indebtedness, which extraordinary gain was recorded by HAI in connection with the exchange of $27.5 million aggregate principal amount of HAI's convertible debentures for $4.0 million in cash and shares of a newly authorized series of HAI 2% convertible preferred stock.

    Giving effect to the capital contribution in the amount of $6.5 million, subsequent write down in the amount of $6.5 million and equity in losses at HAI in the nine months ended September 30, 2002 in the amount of $8.9 million, respectively, the Company's carrying value of its investment in HAI was $5.7 million at September 30, 2002. The Company's carrying value of its investment in HAI was $8.3 million at December 31, 2001.

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

    For the three months ended September 30, 2002, Other Key Factors reported an operating loss of $(6.5) million, compared to an operating loss of $(6,000) in the comparable 2001 period. The increase in operating loss for the 2002 quarter was primarily attributable to a $2.0 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets and a decrease in amount available for investment due to acquisitions made in the first quarter of 2002), a $396,000 realized loss on sale of investments (compared to a realized gain of $3.2 million in the corresponding period in 2001), and an increase in variable stock-based compensation expense of $1.9 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the three months ended September 30, 2002 were offset by the positive impact of the non-amortization of goodwill as required by FASB Statement 142 for all periods commencing after January 1,

2002. In the three months ended September 30, 2001, the Company recorded amortization of goodwill in the amount of $1.1 million.

    For the nine months ended September 30, 2002, Other Key Factors reported an operating loss of $(27.8) million, compared to an operating loss of $(648,000) in the comparable 2001 period. The increase in operating loss for the nine months ended September 30, 2002 was attributable to various factors, including a $6.7 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets and a decrease in amount available for investment due to acquisitions made in the first quarter of 2002), a $6.2 million realized loss on sale of investments resulting primarily from a $6.1 million impairment charge taken in the second quarter of 2002 associated with the Company's WorldCom, Inc. holdings (compared to a realized gain of $5.9 million in the corresponding period in 2001), and an increase in variable stock-based compensation expense of $11.5 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the nine months ended September 30, 2002 were offset by the positive impact of the non-amortization of goodwill as required by FASB Statement 142 for all periods commencing after January 1, 2002. In the nine months ended September 30, 2001, the Company recorded amortization of goodwill in the amount of $3.4 million.

     At June 30, 2002, UICI's insurance company subsidiaries held an aggregate of $7.525 million principal amount of WorldCom Inc. bonds, of which $4.0 million principal amount matured in 2005 and $3.525 million principal amount matured in 2031. As a result of previously announced accounting irregularities at WorldCom, Inc., in the second quarter of 2002 the Company recorded a $6.1 million impairment charge associated with the Company's WorldCom, Inc. holdings, which charge was partially offset by realized gains associated with other securities in the portfolio. During the three months ended September 30, 2002, the Company's insurance company subsidiaries sold all of their WorldCom Inc. bonds for a nominal loss.

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

    In the three and nine months ended September 30, 2002, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $4.5 million and $15.8 million, respectively, of which $3.1 million and $7.3 million, respectively, was attributable to the ESOP feature of the Company's Employee Stock Ownership and Savings Plan (the "Employee Plan"), $1.3 million and $7.0 million, respectively was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $100,000 and $1.5 million, respectively, was attributable to other stock-based plans. In the three and nine months ended September 30, 2001, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $2.6 million and $4.4 million, respectively, of which $1.0 million and $1.9 million, respectively, was attributable to the ESOP feature of the Employee Plan, $1.4 million and $1.5 million, respectively, was attributable to the Company's stock accumulation plans established for the benefit of its independent agents, and $200,000 and $1.0 million, respectively, was attributable to other stock-based plans. The significant increases in non-cash variable stock-based compensation expense in the 2002 periods compared to the 2001 periods was attributable to the higher share price in the 2002 periods compared to the share price in the comparable periods in 2001. See Note L of Notes to Consolidated Condensed Financial Statements.

    During the three and nine months ended September 30, 2002, the amount classified as stock appreciation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the three and nine months ended September 30, 2002 of 245,000 and 630,000 shares previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company makes matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company will continue to record additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

    The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and as of September 30, 2002 substantially all such shares had been allocated to participants' accounts. The Company expects that the remaining unallocated shares will be allocated to participants' accounts during November 2002, after which the Company will recognize no additional variable stock based compensation associated with the ESOP feature of the Employee Plan.

     The Company also sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance, SeniorsFirst and CFL Agency. The agent plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. For the three and nine months ended September 30, 2002, the Company recorded total compensation expense associated with these agent plans in the amount of $3.0 million and $11.9 million, respectively, of which $1.3 million and $7.1 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. For the three and nine months ended September 30, 2001, the Company recorded total compensation expense associated with these agent plans in the amount of $2.3 million and $4.3 million, respectively, of which $1.4 million and $1.5 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

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

DISCONTINUED OPERATIONS

    The Company's reported results in the three and nine months ended September 30, 2002 reflected income from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and the Company's UICI Administrators Inc. unit) in the amount of $-0- and $67,000, respectively, compared to a loss from discontinued operations in the three and nine months ended September 30, 2001 in the amount of $2.4 million and $3.9 million, respectively.

    In March 2000 the Board of Directors of UICI designated its former United CreditServ sub-prime credit card business as a discontinued operation for financial reporting purposes, and the United CreditServ unit has been so reflected for all periods presented. In September 2000, the Company completed the sale of substantially all of United CreditServ's non-cash assets, and in January 2001 the Company completed the voluntary liquidation of United Credit National Bank (the Company's credit card issuing bank), in accordance with the terms of a plan of voluntary liquidation approved by the Office of the Comptroller of the Currency.

    In December 2001 the Company determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, the Company also designated and classified its Special Risk Division as a discontinued operation for financial reporting purposes for all periods presented. The Company's Special Risk Division specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

    The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management Services as its Third Party Administration ("TPA") Division. On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. In accordance with FASB Statement 144, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented. The remaining portion of the former TPA Division (consisting primarily of Barron Risk Management Services) was reclassified to the Company's Other Key Factors segment for all periods presented. See Note F of Notes to Consolidated Condensed Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the nine-month period ended September 30, 2002, net cash provided by operations totaled approximately $259.3 million. In the nine-month period ended September 30, 2001, net cash provided by operations totaled approximately $209.5 million.

    During the nine months ended September 30, 2002, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $25.3 million at December 31, 2001 to $9.6 million at September 30, 2002.

    As previously disclosed, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement, pursuant to which, for a thirty day period commencing on July 1 of each year, the Company was granted an option to purchase from OUI, and OUI was granted a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25
in 2004, $38.25 in 2005 and $40.25 in 2006. Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in OUI, which is the holder of approximately 6.5% of the Company's outstanding Common Stock. On July 1, 2002, pursuant to the terms of the Put/Call Agreement the Company exercised its option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate.

    Effective June 15, 2002, UICI and HAI terminated a Services Agreement. See Note B of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI.

    Effective April 2, 2002, the Company and Mr. Jensen entered into a transaction designed to effectively transfer the Company's 80% interest in a subsidiary to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. See Note I of Notes to Consolidated Condensed Financial Statements - - Sun Litigation. As part of the transaction, on April 2, 2002, Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and will continue to include the accounts of STP in its consolidated financial statements until final distribution of cash proceeds from the sale and liquidation of STP or such time as Mr. Jensen shall exercise the option to acquire UICI's 80% membership interest in STP. Because the Company has assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company has established and will continue to record a liability equal to the total cash and cash equivalents on deposit in the registry of the Court in the Sun Litigation (which amount was $22.5 million at September 30, 2002 and is reflected as restricted cash on the Company's consolidated balance sheet).

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

    At September 30, 2002 and December 31, 2001, UICI at the holding company level held cash and cash equivalents in the amount of $31.1 million and $57.3 million, respectively, and had short and long-term indebtedness outstanding in the amount of $7.9 million and $19.4 million, respectively. The Company currently estimates that, through December 31, 2002, the holding company will have operating cash requirements in the amount of approximately $23.9 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

    At August 15, 2002, all remaining options initially granted to agents and employees under the UICI 1998 employee and agent stock option plans vested and became exercisable. During the three and nine months ended September 30, 2002, the Company at the holding company level derived cash proceeds in the amount of $6.4 million and $9.7 million, respectively, from the exercise of 426,000 and 646,000, respectively, of these stock options. At September 30, 2002, a total of
1.4 million options remained exercisable under the 1998 plans, all of which options are exercisable at an option price of $15.00 per UICI share and remain exercisable during the period ending on January 13, 2003.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At September 30, 2002, the Company had no borrowings outstanding under the facility.

STOCK REPURCHASE PLAN

    In November 1998, the Company's board of directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through December 31, 2001, the Company had purchased an additional 980,400 shares pursuant to the program (with the last purchase made on December 13, 2001). At its regular meeting held July 31, 2002, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through November 1, 2002, the Company had purchased an additional 57,500 shares pursuant to the program (with the last purchase made on August 9, 2002). The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA - Association Field Services, New United Agency, Cornerstone Marketing of America and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. See Note L of Notes to Consolidated Condensed Financial Statements.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and reserves, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    UICI is currently reviewing the potential impact of the HIPAA privacy regulations on its operations, including its information technology and security systems. The Company cannot at this time predict with specificity what impact
(a) the recently adopted final HIPAA rules governing the privacy of individually-identifiable health information and (b) the proposed HIPAA rules for ensuring the security of individually-identifiable health information may have on the business or results of operations of the Company. However, these new rules will likely increase the Company's burden of regulatory compliance with respect to its life and health insurance products and other information-based products, and may reduce the amount of information the Company may disclose and use if the Company's customers do not consent to such disclosure and use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rules on the privacy of individually-identifiable health information, or the proposed rule on security of individually-identifiable health information, will not have a material adverse effect on UICI's business and future results of operations.

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

    Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $196.7 million principal amount of PLUS loans outstanding at September 30, 2002. The fixed yield on PLUS loans was 8.99% and 6.79% for the twelve months ended June 30, 2001 and 2002, respectively, and was reset to 4.86% for the twelve months beginning July 1, 2002. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2002, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

Item 4 -- Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

     No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

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

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

    During the nine months ended September 30, 2002, the Company issued 3,500 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.71 Indenture Agreement dated August 21, 2002 among AMS-2 2002, LP, as Issuer, and BankOne, National Association, as Indenture Trustee and Eligible Lenders Trustee

(b)  Reports on Form 8-K.

          1.   Current Report on Form 8-K dated July 22, 2002

          2.   Current Report on Form 8-K dated July 31, 2002 filed August 1,
               2002

          3.   Current Report on Form 8-K dated August 14, 2002

          4. Current Report on Form 8-K dated August 26, 2002 filed September 4, 2002

          5.   Current Report on Form 8-K dated September 23, 2002

          6. Current Report on Form 8-K/A dated August 26, 2002 filed September 27, 2002

          7.   Current Report on Form 8-K dated October 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UICI
                                        ---------------------------------------
                                        (Registrant)


Date:  November 13, 2002                /s/ Gregory T. Mutz
                                        ---------------------------------------
                                        Gregory T. Mutz, President,
                                        Chief Executive Officer and Director




Date:  November 13, 2002                /s/ Mark D. Hauptman
                                        ---------------------------------------
                                        Mark D. Hauptman, Vice President
                                        and Chief Financial Officer

       CERTIFICATION OF GREGORY T. MUTZ, CHIEF EXECUTIVE OFFICER OF UICI,
        PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


I, Gregory T. Mutz, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of UICI;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                /s/ GREGORY T. MUTZ
                                          -------------------------------------
                                          Gregory T. Mutz
                                          President and Chief Executive Officer
                                          UICI

       CERTIFICATION OF MARK D. HAUPTMAN, CHIEF FINANCIAL OFFICER OF UICI,
        PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


I, Mark D. Hauptman, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of UICI;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                             /s/ MARK D. HAUPTMAN
                                     ------------------------------------------
                                     Mark D. Hauptman
                                     Vice President and Chief Financial Officer
                                     UICI

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
 10.71            Indenture Agreement dated August 21, 2002 among AMS-2 2002, LP, as Issuer, and BankOne, National Association, as Indenture Trustee and Eligible Lenders
                  Trustee