Form 10-K
period 2002-12-31
UICI
filed 2003-03-28
CIK 773660

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [X]Yes     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $651.6 million. The number of shares outstanding of $0.01 par value Common Stock, as of June 30, 2002 was 47,817,305.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2003 was $270.5 million. The number of shares outstanding of $0.01 par value Common Stock, as of March 11, 2003 was 46,970,166.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     UICI (together with its subsidiaries, "UICI" or the "Company") offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. The Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. During 2002, 2001, and 2000, health insurance premiums were approximately $1,181.2 million, $776.3 million and $644.6 million, respectively, representing 80%, 71% and 63%, respectively, of UICI's total revenues in such periods.

     The Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company's basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization ("PPO") plans, as well as other supplemental types of coverage. The Company markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell the Company's products.

     The Company has classified as its Group Insurance Division the operations of its former Student Insurance Division and the operations of the Company's recently acquired Star HRG business unit. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis. The Company believes that it provides student insurance plans to more universities than any other single insurer.

     Effective February 28, 2002, the Company acquired the business of Star Human Resources Group, Inc. and Star Administrative Services, Inc. (collectively referred to by the Company as its "Star HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, a majority of health insurance policies offered under the Star HRG program have been issued by The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of UICI).

     UICI also issues through its Life Insurance Division life insurance and annuity products to selected niche markets. The life insurance policies and annuity products issued by UICI are marketed through independent agents affiliated with UGA -- Association Field Services and Cornerstone America (the Company's principal marketing divisions) and a third party agency.

     In 2001 the Company began to develop long-term care and Medicare supplement insurance products for the senior market and to establish distribution channels for products targeted toward the senior market. For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of senior market products. To date, the Company's Senior Market Division has generated operating losses and nominal revenues.

     The Company conducts the business of the Self-Employed Agency Division, Group Insurance Division, the Senior Market Division and the Life Insurance Division through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West") and The Chesapeake Life Insurance Company ("Chesapeake"). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

     MEGA, Mid-West and Chesapeake are each currently rated "A- (Excellent)" by A.M. Best. A.M. Best's ratings currently range from "A++ (Superior)" to "F (Liquidation)." A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. At December 31, 2002, Fitch, Inc. had assigned an insurer financial strength rating of "A" (Strong) to each of MEGA and Mid-West. Fitch's ratings provide an overall assessment of an insurance company's financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch's ratings range from "AAA" (Exceptionally Strong) to "D" (Distressed).

     The Company's wholly-owned subsidiary, Academic Management Services Corp. (formerly Educational Finance Group, Inc.) ("AMS"), markets, originates, funds and services primarily federally guaranteed student loans and is a leading provider of student tuition installment plans. AMS seeks to provide solutions for college and graduate school students, their parents and the educational institutions they attend. At December 31, 2002, UICI through AMS held approximately $1.3 billion aggregate principal amount of student loans, of which approximately 83.5% were federally guaranteed.

     UICI holds a significant equity interest (approximately 45% of the issued and outstanding shares at February 28, 2003) in Healthaxis, Inc., a publicly traded corporation (Nasdaq: HAXS) that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers.

     The Company's operating segments for financial reporting purposes include
(a) the Insurance segment, which includes the businesses of the Company's Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division (formerly the Company's OKC Division) and the Senior Market Division;
(b) the Financial Services segment, which includes the businesses of Academic Management Services Corp. and the Company's investment in Healthaxis, Inc.; and
(c) Other Key Factors, which includes investment income not otherwise allocated to the other segments, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002, goodwill amortization and other unallocated items. The operations of the Company's former United CreditServ, Inc. subsidiary (through which UICI marketed credit support services to individuals with no, or troubled, credit experience and assisted them in obtaining a nationally recognized credit card), the Company's Special Risk Division (through which the Company provided various niche health insurance related products, including "stop loss," marine crew accident, organ transplant and international travel accident products and various insurance intermediary services and managed care services) and its UICI Administrators, Inc. unit (through which, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans) have been separately classified as discontinued operations for financial reporting purposes for all years presented.

     The Company's principal executive offices are located at 4001 McEwen Drive, Suite 200, Dallas, Texas 75244. The Company's telephone number is (972) 392-6700. Effective March 28, 2003, the Company will move its executive offices to 9151 Grapevine Hwy, North Richland Hills, Texas 76180-5605, and the Company's telephone number will be (817) 255-5200.

     The Company's periodic SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company's web site at www.uici.net free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

INSURANCE SEGMENT

 SELF-EMPLOYED AGENCY DIVISION

     Market. According to the Bureau of Labor Statistics, there were approximately 12 million self-employed individuals in the United States at the end of 2001. The Company has currently in force approximately 330,000 basic health policies issued or coinsured by the Company. UICI believes that there is significant opportunity to increase its penetration in this market.

     Products. UICI's basic health insurance plan offerings include the following:

     - UICI's Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a "scheduled benefit" nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience and thus future premium increases for this policy are expected to be less than on the catastrophic policy.

     - UICI's Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. The benefits for this plan tend to increase as hospital care expenses increase and therefore the premiums for these policies are subject to increase as overall hospital care expenses rise.

     - UICI's Preferred Provider Plan incorporates managed care features of a PPO, which are designed to control health care costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which the Company has negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

     Each of the Company's basic insurance policies is available with a "menu" of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, and doctors' visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. The Company offers as an optional benefit an Accumulated Covered Expense (ACE) rider that provides for catastrophic coverage on the Company's Scheduled/Basic plans for covered expenses under the contract that generally exceed $75,000 or, in certain cases, $100,000. The ACE rider pays benefits at 100% after the stop loss is reached up to the aggregate maximum amount of the contract.

     During 2001, the Company developed and began to offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which the Company's core self-employed customer is typically exposed.

     The Self-Employed Agency Division generated revenues of $1,035.9 million, $713.3 million and $584.1 million (70%, 65% and 57% of total revenue) in 2002, 2001, and 2000, respectively.

     Marketing and Sales. The Company's marketing strategy in the self-employed market is to remain closely aligned with dedicated agent sales forces. Substantially all of the health insurance products issued by the Company are sold through independent contractor agents associated with the Company.

     The Company's agents are independent contractors, and all compensation that agents receive from the Company is based upon the agents' levels of sales production. UGA -- Association Field Services ("UGA") and Cornerstone America ("Cornerstone") (the Company's principal marketing divisions of MEGA and Mid-West, respectively) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in leadership of other agents).

     UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. The Company believes that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the leads provided, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of the Company's regulated insurance subsidiaries.

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen, the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. See Note N of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to three lawsuits challenging the nature of the relationship between MEGA and NASE, the membership association that has endorsed MEGA's health insurance products. See Note O of Notes to Consolidated Financial Statements. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

     UICI Marketing, Inc. (a wholly-owned subsidiary and the Company's direct marketing group) generates sales prospect leads for both UGA and Cornerstone agents. UICI Marketing administers two call centers staffing approximately 250 tele-service representatives. UICI Marketing has developed a marketing pool of approximately seven million prospects from various data sources. Prospects initially identified by UICI Marketing that are self employed, small business owners or individuals may become a "qualified lead" by responding through one of UICI Marketing's traditional and internet lead channels and by expressing an interest in learning more about health insurance. UICI believes that the Company's agents, possessing the qualified leads' contact information, are able to achieve a higher "close" rate than is the case with unqualified prospects.

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

     The Company has also developed an actuarial data warehouse, which is a critical risk management tool that provides the Company's actuaries with rapid access to detailed exposure, claim and premium data. This state-of-the-art analysis tool enhances the actuaries' ability to design, monitor and adequately price all of the Self-Employed Agency Division's insurance products.

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

     Coinsurance Arrangements. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. ("AEGON") and coinsured by the Company. Effective April 1, 1996, the Company acquired the underwriting, claims management and administrative capabilities of AEGON related to products coinsured by the Company. Following this transaction, the agents of UGA began to market health insurance products directly for the Company rather than through the coinsurance arrangement. The Company retains 100% of the premiums and pays all of the costs of such new policies. Under the terms of its coinsurance agreement, AEGON has agreed to cede (i.e., transfer), and the Company has agreed to coinsure, 60% of the health insurance sold by UGA agents and issued by AEGON. The Company receives 60% of premiums collected and is liable for 60% of commission expenses, administrative costs, claims payments, premium taxes, legal expenses, extra-contractual charges and other payments. The Company and AEGON agreed to maintain the coinsurance agreement for policies issued by AEGON prior to April 1, 1996 and during the transition period ended in 1997. Commencing in May 2001, and in accordance with Assumption Reinsurance Agreements with AEGON, the Company began to assume all of the remaining policies from AEGON as approvals were received from state regulatory authorities. As of December 31, 2002, approximately 78% of the remaining policies have been assumed by the Company from AEGON, and the Company currently anticipates that the balance of the remaining policies will be assumed during 2003. On the policies that have been assumed, the Company has ceded 40% of the health insurance business back to AEGON. The Company has agreed to acquire in 2003 the remaining 40% of the coinsured business from AEGON at a purchase price to be based on the estimated present value of future profits from the business.

     Acquisition of Health Blocks. Historically, the Company from time to time acquired and may continue to acquire closed (i.e., no new policies) blocks of health insurance policies or companies that own such blocks. These opportunities were pursued on a case-by-case basis, and revenues from such blocks have generally not represented a material portion of Self-Employed Agency Division revenue.

  GROUP INSURANCE DIVISION

     The Company has classified as its Group Insurance Division the operations of its former Student Insurance Division and the Company's recently acquired Star HRG business unit.

  STUDENT INSURANCE DIVISION

     Market. The student market consists primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in grades kindergarten through grade 12. Generally, the Company's marketing efforts have been focused on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as "first-time buyers." According to industry sources, there are approximately 2,500 four-year universities and colleges in the United States, which have a combined enrollment of approximately 11.5 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution's students. The Company believes that it has been authorized to provide student health insurance plans by more universities than any other single insurer.

     Products. The insurance programs sold in the student market are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $1.0 million, depending on the coverage level desired by the school.

     The Company's Student Insurance Division underwrites, manages and pays claims and administers policies for substantially all of its school clients. Selected school clients administer and pay claims with respect to student insureds attending their schools.

     The Student Insurance Division had revenues of $167.4 million, $126.1 million and $111.5 million in 2002, 2001 and 2000, respectively, representing approximately 11% of total Company revenues in each such year.

     Marketing and Sales. The Company markets to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and the Company, if selected, is endorsed as the provider of health insurance for students attending that school.

     The kindergarten through grade 12 business is marketed primarily through third party agents and brokers in Washington, Florida, Arizona, Louisiana, Oklahoma, Texas, Colorado, Kansas, Oregon and California.

  STAR HRG UNIT

     Effective February 28, 2002, the Company acquired the business of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "Star HRG" unit), a Phoenix, Arizona based business specializing in the development, marketing, and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, the Star HRG unit became an operating division of MEGA, and since March 1, 2002 the majority of the health insurance policies offered under the Star HRG program has been issued by MEGA.

     Market. Star HRG focuses its marketing efforts on two distinct markets: employers with 500 or more eligible lives and employers with 10 - 499 eligible lives and businesses utilizing contract workers. Star HRG's Starbridge program, which accounts for approximately 98% of its revenues, constitutes an affordably priced group of limited benefit plans designed to meet the needs of entry level, high turnover, hourly employees at employers with 500 or more eligible lives. The plans are designed to meet the needs of full or part-time employees and are predominantly used for non-benefited classes of employees and newly hired individuals who are not yet eligible for full-time benefits. Target industries include national and regional restaurant chains, retail and convenience stores, service stations, call centers, and various other outlets of the service/hospitality industries.

     Through its Fundamental Care program (which accounts for approximately 2% of Star HRG's revenues), Star HRG offers an affordably priced group of limited benefit plans designed to meet the needs of workers in businesses with 10 - 499 eligible lives and businesses utilizing contract workers. The Fundamental Care plans are designed to meet the needs of full or part-time workers and are predominantly used for non-benefited classes of employees, the trucking industry's owner/operators, and temporary/contract workers.

     Products. Product offerings under both the Starbridge and Fundamental Care programs include affordable limited benefit medical, dental, term life, accidental death benefits, and short-term disability, as well as access to discounted prescription, vision, and other health care related services.

     The Star HRG unit reported revenues of $84.2 million in the ten months ended December 31, 2002.

     Marketing and Sales. Star HRG markets its products in all 50 states. Star HRG markets directly to its employer clients through its dedicated sales force of 17 Star HRG employees. Clients often retain independent insurance brokers to facilitate the sales process.

     Star HRG's sales efforts are supplemented by a full-service enrollment center located in Phoenix, Arizona. To increase plan participation, the enrollment center utilizes direct mail pieces, interactive voice response technology and an in-bound/out-bound call center enrollment team.

  LIFE INSURANCE DIVISION

     Through the Company's Life Insurance Division (which is based in Oklahoma City, Oklahoma), the Company offers life insurance and annuity products to individuals. At December 31, 2002, the Life Insurance Division had over $3.1 billion of life insurance in force and approximately 284,000 individual policyholders. The Life Insurance Division grew historically through acquisitions of closed blocks of life insurance and annuity policies and, more recently, through its efforts to market and sell new life insurance products. In 2002, 2001 and 2000, the Life Insurance Division generated revenues of $74.4 million, $94.9 million and $92.4 million, respectively, representing 5%, 9% and 9%, respectively, of total Company revenue in each such year. Included in 2002, 2001 and 2000 revenues for the Life Insurance Division were revenues of $6.3 million, $22.9 million and $17.2 million, respectively, generated by the Company's workers' compensation business, which the Company exited in May 2001.

     Marketing and Sales. Life insurance products are marketed and sold through the Company's sales force of independent agents. Agents associated with both UGA and Cornerstone are now offering specially designed life insurance products to complement the portfolio of health-related products such agents already sell. The Life Insurance Division has developed life insurance products to be sold using its unique needs analysis computer program, "Blueprint for Life."(TM) The Life Insurance Division hopes to leverage the Company's significant health insurance customer base by positioning itself to offer those customers a universal life, term life and final expense product designed to fit their changing needs.

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

     In 1991, the Company entered into an agreement pursuant to which it services a block of policies with life insurance and annuity reserves for an unrelated company. At December 31, 2002, total life insurance and annuity reserves for this block was $67.3 million, which reserves are not reflected on the Company's consolidated balance sheet. The Company receives a fee for servicing the policies and in 1997 also began to participate in 50% of the profits or losses on this business. The Company's consolidated results of operations reflect the servicing fee currently earned and the 50% profit participation.

     In August 1994, the Company entered into a similar transaction, pursuant to which the Company acquired a block of life insurance and annuity policies. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no financial investment by the Company. In July 2001, the reinsurer recovered its investment in this block and the coinsurance agreement was terminated and the company at no cost recaptured all remaining policies.

     College Fund Life Division. Through the College Fund Life Insurance Division, based in Norcross, Georgia, the Company's Life Insurance Division has historically offered an interest-sensitive whole life insurance product that has generally been issued with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied. Student loans have been available in amounts up to $30,000 for students attending undergraduate school and up to $30,000 for students attending graduate school. Loans made under this rider are not funded or supported by the federal government. Qualified loans with a Fair Isaac credit score of 570 and above are guaranteed as to principal and interest by an independent guarantee agency. All other loans made under the rider require additional guarantee fees to be paid by the borrower. As a part of the program, MEGA and Mid-West are qualified lenders under the applicable Department of Education regulations and make available, outside of the Company's insurance subsidiaries' commitment under the rider, student loans under Federal Family Education Loan (FFELP) Programs.

     The Company has determined that, effective May 31, 2003, it will no longer issue new life insurance policies under the College Fund Life Division program and that, effective June 30, 2003, it will cease all operations at the Company's Norcross, Georgia facility. In connection with such closedown, the Company currently estimates that it will incur exit costs (consisting primarily of employee severance, relocation expenses and lease termination and other costs) in the amount of approximately $900,000, which costs will be expensed as incurred over the period ending June 30, 2003 in accordance with Financial Accounting Standards Board ("FASB") Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     The Company through its College Fund Life Division has outstanding commitments to fund student loans for the years 2003 through 2024. See Notes K and O of Notes to Consolidated Financial Statements.

  SENIOR MARKET DIVISION

     In 2001 the Company began to develop long-term care and Medicare supplement insurance products for the senior market and to establish distribution channels for products targeted toward the senior market. The Company is currently reinsuring 20% of its risk with respect to long-term care coverage on a coinsurance basis with a third party reinsurer.

     In 2001 the Company entered into an agreement with an unaffiliated third party to serve as administrator for the Company's senior age insurance products, in which capacity the third party underwrote, billed, provided customer service and administered claims for all long-term care and Medicare supplement insurance products to be sold by the Company's two principal insurance subsidiaries. This third party arrangement will effectively terminate in the second quarter of 2003. In March 2003, the Company will bring in house all underwriting, billing, customer service and claims administration functions for all new long term care applications submitted. Conversion of in-force long-term care and Medicare supplement business will occur in the second quarter of 2003. Medicare supplement sales were suspended in February 2003 until the conversion of administrative functions to the Company's administration center is complete.

     Senior market products are distributed through independent agents affiliated with Guaranty Senior Assurance (a newly-formed division of MEGA) and through independent agents affiliated with SeniorsFirst LLC, an agency in which the Company holds a 50% ownership interest. The Company acquired its 50% interest in SeniorsFirst LLC on January 17, 2002 for a cash purchase price of $8.0 million.

     The Company's Senior Market Division generated revenues of $2.1 million in 2002 and nominal revenues in 2001. The Senior Market Division generated operating losses of $7.5 million and $2.1 million in 2002 and 2001, respectively. The Company currently anticipates that its Senior Market Division will continue to generate operating losses in 2003.

FINANCIAL SERVICES SEGMENT

  ACADEMIC MANAGEMENT SERVICES CORP.

     The Company's wholly-owned subsidiary Academic Management Services Corp. ("AMS") (formerly Educational Finance Group, Inc.) markets, originates, funds and services primarily federally guaranteed student loans and is the leading provider of student tuition installment plans. AMS (which is based in Swansea, Massachusetts) seeks to provide financing solutions for college and graduate school students, their parents, and the educational institutions they attend. At December 31, 2002, UICI through AMS held approximately $1.3 billion aggregate principal amount of student loans, of which approximately 83.7% were federally guaranteed.

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

     In addition to the various federally guaranteed loan programs, AMS offers alternative student loans guaranteed by private insurers (which during 2002 aggregated approximately 8.6% of AMS' loan originations) and uninsured alternative loans (which during 2002 aggregated approximately 1.0% of loan originations).

     AMS has initially funded its lending business primarily with secured lines of credit and commercial paper facilities extended or administered by various financial institutions. After initial funding, AMS typically refinances groups of loans on a more structured basis by transferring loans to bankruptcy remote, special purpose entities, which in turn issue debt securities secured by the loans. In 1999, the Company created approximately $1.3 billion of such structured funding facilities in three separate transactions. In January 2002, the Company completed the issuance of $335.0 million principal amount of auction rate notes secured by a pledge of federally- and privately-insured student loans held in the AMS portfolio, and in August 2002, AMS completed the issuance of $300.0 million principal amount of student loan asset- backed notes issued by a special purpose entity, consisting of a series of Class A senior notes in the aggregate principal amount of $288.0 million and a series of Class B subordinate notes in the aggregate principal amount of $12.0 million. For financial reporting and accounting purposes the facilities are classified as financings, with the indebtedness represented by the debt securities recorded as liabilities on the consolidated balance sheet of the Company, and the student loan assets and cash and cash equivalents securing payment of such debt securities recorded as assets on the consolidated balance sheet of the Company.

     In addition, AMS may from time to time in the ordinary course of business sell loans in its portfolio to various secondary market buyers. Decisions to hold or sell loans at any point in time are based on a variety of strategic and financial factors, one of the most prominent being the cash prices being offered by buyers relative to the net present value of the loans if held in the portfolio for duration. Sales of federally insured education loans have typically produced gains on sale recognized in the periods in which the sales occur. During 2002, AMS originated approximately $715.1 million in new loans and sold $271.2 million principal amount of loans, and during 2001, AMS originated approximately $717.6 million in new loans and sold $447.0 million principal amount of loans.

     AMS also designs, and markets monthly tuition installment payment plans for secondary, college and graduate students. Marketed on behalf of and with the endorsement of colleges, universities, and private secondary schools, tuition installment plans enable parents to pay tuition and related school costs in interest-free monthly installments.

     Through its AMS Servicing Group unit (formerly EFG Technologies, Inc.) based in Winston-Salem, North Carolina, AMS provides loan servicing and administrative services on behalf of participating colleges and universities for federal Perkins loans and privately insured loans. The Perkins Loan program provides low-interest loans to assist needy students in financing the costs of post-secondary education. AMS Servicing Group services approximately one million loan accounts for approximately 600 colleges, universities and private lenders.

  INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2002, UICI held approximately 45% of the issued and outstanding shares of common stock of Healthaxis, Inc. ("HAI") (Nasdaq: HAXS). See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note E of Notes to Consolidated Financial Statements.

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

     HAI generated gross revenues of $28.1 million, $43.8 million and $43.7 million in 2002, 2001 and 2000, respectively, of which 38%, 70% and 63% were derived from services provided to the Company and its insurance company affiliates. See Note E of Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

     The Company has reflected as discontinued operations for financial reporting purposes the results of its former United CreditServ sub-prime credit card business, its Special Risk Division operations and its UICI Administrators, Inc. unit.

  UNITED CREDITSERV, INC.

     Prior to 2000 the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The sub-prime credit card activities of the Company were conducted through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), and through United CreditServ's wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation ("RFC"), a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

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

     For the year ended December 31, 2002, 2001 and 2000, the Company's United CreditServ reported income (loss) after tax (benefit) of $4.8 million, $3.7 million and $(23.4) million, respectively, which income (loss) has been reflected in results from discontinued operations for all periods presented. United CreditServ's results in 2002 included income (net of tax) in the amount of $4.8 million, associated with a $7.4 million release of reserves in the three months ended December 31, 2002 resulting from the Company's assessment of certain favorable events related to credit card litigation matters. See Note O of Notes to Consolidated Financial Statements. United CreditServ's results from operations in 2001 included income (net of tax) in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment representing the deferred contingent portion of the purchase price in final settlement of the September 2000 sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  SPECIAL RISK DIVISION

     In December 2001, the Company determined to exit the businesses of its Special Risk Division by sale, abandonment or wind-down and the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division formerly specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

     For the year ended December 31, 2002, 2001 and 2000, the Special Risk Division reported losses (net of tax) in the amount of $(4.2) million, $(9.2) million and $(2.9) million, which losses have been reflected in results from discontinued operations for all periods presented. The Special Risk Division loss in 2002 reflected a $6.5 million charge in the three months ended December 31, 2002 to reflect a reassessment and strengthening of claims reserves. In 2003 the Company will continue the wind-down of its former Special Risk Division.

  UICI ADMINISTRATORS, INC,

     Prior to 2002, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans. The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. (a company engaged in the business of administration of workers' compensation and non-subscriber plans) as its Third Party Administration ("TPA") Division.

     On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division, and on September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron Risk Management Services, Inc., the sole remaining component of the Company's former TPA Division. For financial reporting purposes, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented.

     For the year ended December 31, 2002, 2001 and 2000, UICI Administrators, Inc. reported income (losses) (net of tax) in the amount of $67,000, $(3.8) million and $(1.2) million, which income (losses) have been reflected in results from discontinued operations for all periods presented.

REINSURANCE

     The Company's insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by the Company on one individual in the case of life insurance is $200,000. The Company uses reinsurance for its health insurance business only for limited purposes. The Company does not reinsure any health insurance issued in the self-employed market.

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

  STUDENT LOANS

     The student loan industry is highly competitive. The Company competes with over 2,000 other lenders. Despite the large number of lenders, the top 100 lenders account for approximately 87% of new loan volume. The Company's predominant competitor in the student loan industry is Sallie Mae, Inc. The Company believes that the volume of new loans originated in 2002 would make it one of the top 10 student loan lenders in 2002. The Company competes by designing and offering an integrated package of government guaranteed and privately guaranteed loan products.

REGULATORY AND LEGISLATIVE MATTERS

  HEALTH CARE REFORM; PRIVACY INITIATIVES

     The health care industry is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients' bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     Recently adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, will have a significant impact on the Company's business and future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Privacy Initiatives."

  INSURANCE REGULATION

     The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's insurance subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

     The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The most recently completed financial examination for MEGA in Oklahoma (MEGA's domicile state) was completed as of and for the three-year period ended December 31, 1998. The Oklahoma Department of Insurance is currently conducting a financial examination of MEGA for the three-year period ended December 31, 2001. The most recently completed financial examination for Mid-West in Tennessee (Mid-West's domicile state) was completed as of and for the five-year period ended December 31, 1999. The most recently completed financial examination for Chesapeake in Oklahoma (Chesapeake's domicile state) was completed as of and for the three-year period ended December 31, 2000.

     State insurance departments have also periodically conducted and continue to conduct market conduct examinations of UICI's insurance subsidiaries. As of December 31, 2002, either or both of MEGA and Mid-West were subject to ongoing market conduct examinations and/or open inquiries with respect to marketing practices in ten states. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are NASE and AAS. The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the association. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen, the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. See Note N of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the NAIC convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to three lawsuits challenging the nature of the relationship between MEGA and NASE, the membership association that has endorsed MEGA's health insurance products. See Note O of Notes to Consolidated Financial Statements. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

     Under the risk-based capital initiatives adopted in 1992 by the NAIC, insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with: asset quality; adverse insurance experience; loss from asset and liability mismatching; and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies but is not designed to rank adequately capitalized companies. At December 31, 2002, the risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.

     The NAIC revised the Accounting Practices and Procedures Manual ("Manual") in a process referred to as Codification. The revised Manual became effective January 1, 2001. The domiciled states of the Company's principal domestic insurance subsidiaries (Oklahoma and Tennessee) adopted the provisions of the Manual. The Manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company's domestic insurance subsidiaries use to prepare its statutory-basis financial statements.

     Statutory accounting changes adopted to conform to the provisions of the Manual are reported as changes in accounting principles in the Company's statutory-based financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of statutory capital and surplus at the beginning of the year and the amount of statutory capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company's domestic insurance subsidiaries reported a change in accounting principle, as an adjustment that increased statutory capital and surplus of $18.6 million as of January 1, 2001. Included in this total adjustment is an increase in statutory capital and surplus of $23.4 million related to deferred tax assets.

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

  STUDENT LOAN OPERATIONS

     A significant portion of the student loans originated by the Company are made under the Federal Family Education Loan Program ("FFELP Loans"), which is subject to periodic legislative reauthorization and interim revision by legislation and regulation. FFELP Loans include Federal Stafford loans for students and PLUS Loans to parents.

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

     The Federal Higher Education Act of 1965, which authorizes and governs most federal student aid and student loan programs, is subject to review and reauthorization by the recently convened 108th Congress. Congress last reauthorized the Higher Education Act in 1998. Congress initiated the reauthorization process by holding hearings on reauthorization and higher education finance issues in the Fall of 2002. It is currently anticipated that additional hearings of various House and Senate subcommittees will take place during the balance of 2003, leading to passage of some form of reauthorization bill by the House and Senate and signing by the President in late 2003 - early 2004. While the Company believes that the Higher Education Act of 1965 will in fact be reauthorized, there can be no assurance of the form that reauthorization will take or the changes that the reauthorization bill will bring to the law and regulations governing student finance.

EMPLOYEES

     The Company had approximately 2,700 employees at February 14, 2003. The Company considers its employee relations to be good. Agents associated with the Company's UGA, Cornerstone, Guaranty Senior Assurance, CFLD Association Field Services and SeniorsFirst field forces constitute independent contractors and are not employees of the Company.

ITEM 2.  PROPERTIES

     The Company currently occupies three office buildings in Tarrant County, Texas, comprising in the aggregate approximately 200,000 square feet of office space. The Company's United CreditServ subsidiary owns two buildings in Sioux Falls, South Dakota, comprising approximately 158,000 square feet, both of which are leased to an unaffiliated third party. AMS owns two office buildings in Swansea, Massachusetts, comprising approximately 60,000 square feet of office space. In addition, the Company and its subsidiaries lease office space at various locations, including its principal executive office located at 4001 McEwen Drive, Dallas, Texas 75244.

     Effective March 28, 2003, the Company will move its executive offices to a new facility comprising approximately 123,000 square feet at 9151 Grapevine Hwy, North Richland Hills, Texas 76180-5605.

ITEM 3.  LEGAL PROCEEDINGS

     See Note O of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

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

NAME OF OFFICER               PRINCIPAL POSITION      AGE   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------               ------------------      ---   ------------------------------------------
Ronald L. Jensen.........  Chairman of the Board      72    Mr. Jensen has served as Chairman since
                                                            December 1983. In the last five years, Mr.
                                                            Jensen also served as President of the
                                                            Company from October 1997 until January
                                                            1999.
Gregory T. Mutz..........  President and Chief        57    Mr. Mutz was elected President and Chief
                           Executive Officer                Executive Officer in January 1999. Prior
                                                            to January 1999, Mr. Mutz served as
                                                            Chairman and Chief Executive Officer of
                                                            AMLI Residential Properties Trust, a
                                                            publicly traded real estate investment
                                                            trust.
Glenn W. Reed............  Executive Vice President   50    Mr. Reed has served in his current
                           and General Counsel              position since July 1999. Prior to joining
                                                            UICI, Mr. Reed was a partner with the
                                                            Chicago, Illinois law firm of Gardner,
                                                            Carton & Douglas.
Phillip J. Myhra.........  Executive Vice             50    Mr. Myhra has served as an executive
                           President -- Insurance           officer of the Insurance Group since
                           Group                            December 1999 and as Executive Vice
                                                            President -- Insurance Group of the
                                                            Company since February 2001. He serves as
                                                            a Director, President and Chief Executive
                                                            Officer of the Company's insurance
                                                            subsidiaries. Prior to joining the
                                                            Company, Mr. Myhra served as Senior Vice
                                                            President of Mutual of Omaha.

NAME OF OFFICER               PRINCIPAL POSITION      AGE   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------               ------------------      ---   ------------------------------------------
Steven K. Arnold.........  Executive Vice             55    Mr. Arnold joined the Company in October
                           President -- Insurance           1998 as a consultant. In March 1999, Mr.
                           Group                            Arnold became Chief Executive Officer of
                                                            the Student Insurance Division and Special
                                                            Risk Group of the Company. In August 1999
                                                            and March 2002 Mr. Arnold was elected a
                                                            Vice President and Executive Vice
                                                            President, respectively, of the Company.
                                                            For the five years prior to joining the
                                                            Company, Mr. Arnold held various positions
                                                            as a consultant and officer in the health
                                                            care and systems industries.
Mark D. Hauptman.........  Vice President and Chief   45    Mr. Hauptman joined the Company in 1988 as
                           Financial Officer and            Controller of the Company's former OKC
                           Chief Accounting Officer         Division. He has served as the Company's
                                                            Chief Accounting Officer since June 2001
                                                            and has served as Chief Financial Officer
                                                            since May 2002. He also serves as Director
                                                            and Vice President of the Company's
                                                            insurance subsidiaries.
James N. Plato...........  President -- Life          54    Mr. Plato has served as an executive
                           Insurance Division               officer and director of the Company's
                                                            insurance subsidiaries since June 2001.
                                                            During the five years prior to joining the
                                                            Company, Mr. Plato served as an executive
                                                            officer and/or director of Ilona Financial
                                                            Group, 1st Variable Life Insurance
                                                            Company, Interstate Assurance, Mutual of
                                                            Omaha, and United Presidential Life
                                                            Insurance Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's shares are traded on the New York Stock Exchange ("NYSE") under the symbol "UCI". The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on the NYSE.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2001
  1st Quarter...............................................  $ 9.65   $5.938
  2nd Quarter...............................................   12.75     8.25
  3rd Quarter...............................................   16.26    10.70
  4th Quarter...............................................   15.74    11.40
FISCAL YEAR ENDED DECEMBER 31, 2002
  1st Quarter...............................................  $18.95   $12.90
  2nd Quarter...............................................   21.22    16.65
  3rd Quarter...............................................   20.25    16.00
  4th Quarter...............................................   17.18    12.79

     As of February 28, 2003, there were approximately 13,700 holders of record of Common Stock.

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

     In addition, dividends paid by the Company's domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state. See Note M of the Notes to Consolidated Financial Statements included herein.

     During the year ended December 31, 2002, the Company issued 3,500 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2002 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           2002         2001         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
INCOME STATEMENT DATA:
  Revenues from continuing
    operations........................  $1,478,981   $1,099,434   $1,018,798   $  963,031   $  993,598
  Income from continuing operations
    before income taxes...............      74,434       70,897       69,354       54,384       41,595
  Income from continuing operations...      51,354       52,173       33,264       36,155       28,158
  Income (loss) from discontinued
    operations........................         653       (9,281)     (27,531)    (182,037)      30,611

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           2002         2001         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING RATIOS)
  Income (loss) before cumulative
    effect of accounting change:......      52,007       42,892        5,733     (145,882)      58,769
  Cumulative effect of accounting
    change............................      (5,144)          --           --           --           --
    Net income (loss).................  $   46,863   $   42,892   $    5,733   $ (145,882)  $   58,769
  Earnings per share from continuing
    operations:
    Basic earnings per common share...  $     1.08   $     1.12   $     0.71   $     0.78   $     0.61
    Diluted earnings per common
       share..........................  $     1.05   $     1.09   $     0.70   $     0.76   $     0.60
  Earnings (loss) per share from
    discontinued operations(1):
    Basic earnings (loss) per common
       share..........................  $     0.02   $    (0.20)  $    (0.59)  $    (3.93)  $     0.66
    Diluted earnings (loss) per common
       share..........................  $     0.02   $    (0.19)  $    (0.58)  $    (3.81)  $     0.66
    Loss per share from cumulative
       effect of accounting change:
       Basic loss per common share....  $    (0.11)  $       --   $       --   $       --   $       --
       Diluted loss per common
         share........................  $    (0.11)  $       --   $       --   $       --   $       --
  Earnings (loss) per share:
    Basic earnings (loss) per common
       share..........................  $     0.99   $     0.92   $     0.12   $    (3.15)  $     1.27
    Diluted earnings (loss) per common
       share..........................  $     0.96   $     0.90   $     0.12   $    (3.05)  $     1.26
OPERATING RATIOS:
  Health Ratios:
    Loss ratio(2).....................          63%          64%          64%          69%          75%
    Expense ratio(2)..................          34%          33%          31%          29%          30%
                                        ----------   ----------   ----------   ----------   ----------
    Combined health ratio.............          97%          97%          95%          98%         105%
                                        ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
  Total investments and cash(3).......  $1,394,578   $1,269,495   $1,148,568   $1,111,334   $1,142,512
  Total assets........................   3,730,304    3,281,232    2,981,709    3,502,030    2,226,265
  Total policy liabilities............   1,029,103      891,361      824,632      841,398      883,425
  Total debt..........................       9,547       25,303       89,991      152,220       50,328
  Student loan credit facilities......   1,752,602    1,506,202    1,334,847    1,698,765      669,026
  Stockholders' equity................     585,050      534,572      447,105      407,434      594,791
  Stockholders' equity per share(4)...  $    11.76   $    10.81   $     9.74   $     9.44   $    12.52

---------------

(1) For all periods presented, the results of the Company's former sub-prime credit card business, its Special Risk Division and its UICI Administrators, Inc. unit have been classified as discontinued operations for financial reporting purposes.

(2) The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums. The health loss ratio and the health expense ratio have been calculated to give effect to changes in the manner in which the Company has classified certain fee income derived from membership marketing services provided to the membership associations that endorse the Company's health insurance products and changes in the manner in which the Company has classified direct expenses incurred by the Company in connection with generating other fee income at the Self Employed Agency Division. See Note A of Notes to Consolidated Financial Statements.

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

     The Company's operating segments for financial reporting purposes include
(a) the Insurance segment, which includes the businesses of the Company's Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division (formerly the Company's OKC Division) and the Senior Market Division;
(b) the Financial Services segment, which includes the businesses of Academic Management Services Corp. and the Company's investment in Healthaxis, Inc., and
(c) Other Key Factors, which includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company's AMLI Realty Co. subsidiary, minority interest, interest expense on corporate debt, general expenses relating to corporate operations, variable stock-based compensation, the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002, goodwill amortization and other unallocated items.

     The operations of the Company's former United CreditServ, Inc. subsidiary (through which UICI marketed credit support services to individuals with no, or troubled, credit experience and assisted them in obtaining a nationally recognized credit card), the Company's Special Risk Division (through which the Company provided various niche health insurance related products, including "stop loss," marine crew accident, organ transplant and international travel accident products and various insurance intermediary services and managed care services) and its UICI Administrators, Inc. unit (through which, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans) have been separately classified as discontinued operations for financial reporting purposes for all years presented.

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

     In accordance with Section 302(a) of the Act, the Securities and Exchange Commission adopted rules effective August 29, 2002 requiring an issuer's principal executive officer and financial officer to certify the financial and other information contained in an issuer's quarterly and annual reports. The newly-adopted rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls, that they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls, and that they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. The certifications required by Section 302(a) of the Act and newly-adopted Rule 13a-14 under the Securities Exchange Act of 1934 of each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) are included as part of this Annual Report on Form 10-K.

     In accordance with Section 906 of the Act, and in connection with the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report"), each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) has also submitted to the SEC a statement certifying, to his knowledge, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

RESULTS OF OPERATIONS -- OVERVIEW

     Set forth below is a discussion of certain general matters affecting the Company's historical and future results of operations.

  ACADEMIC MANAGEMENT SERVICES CORP.

     For the year ended December 31, 2002, UICI's Academic Management Services Corp. subsidiary ("AMS") reported operating income of $7.4 million compared to operating income of $5.4 million for the year ended December 31, 2001. During 2002, AMS benefited from a decrease in operating expenses (resulting primarily from a reduction in interest expense on corporate borrowings) and increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans). These increases in 2002 were partially offset by lower realized gains on sale of loans and reduced fee revenue and yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to results in 2001.

     The amount of student loan spread income that AMS may earn in any period depends in large part upon the level of prevailing market interest rates relative to the prescribed minimum rate that can be earned on AMS' student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor, below which a lender's yield will not fall during the succeeding twelve-month period. During the first six months of 2002, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the Federal Family Education Loan Program (the "FFELP Loans") for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. Reflecting this downward adjustment on July 1, 2002 to the floor rate on FFELP Loans, AMS' student loan spread income declined significantly from $17.1 million in the first half of 2002 to $9.8 million in the second half of the year.

     On July 1, 2003, the floor rates on FFELP Loans for the period July 1, 2003 through June 30, 2004 will again be reset. Based on current prevailing market interest rates, the Company currently expects that spread income in 2003 will be less than the level of spread income experienced in 2002. Due to the inherent uncertainty surrounding spread income and the seasonality of its tuition installment business, in any given financial period AMS may continue to rely on gains from timely sales of student loans to remain profitable for such period. AMS sold $271.2 million and $447.0 million principal amount of student loans during the year ended December 31, 2002 and 2001, respectively, from which AMS generated gains on sales in the amount of $5.9 million and $11.3 million, respectively.

  INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2002, UICI held beneficially approximately 45% of the issued and outstanding shares of Healthaxis, Inc. ("HAI") (formerly Provident American Corporation) (Nasdaq: HAXS). See Note E of

Notes to Consolidated Financial Statements. HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider ("ASP") basis.

     The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HAI). The Company's carrying value of its investment in HAI was $4.9 million and $8.3 million at December 31, 2002 and 2001, respectively. See Note E of Notes to Consolidated Financial Statements.

     Until termination of a Services Agreement with HAI on June 15, 2002, the Company constituted a significant customer of HAI. Under the Services Agreement, HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.1 million, $20.4 million and $21.0 million in 2002, 2001 and 2000, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $2.7 million, $10.1 million and $6.4 million in 2002, 2001 and 2000, respectively. The aggregate amounts paid by UICI to HAI in 2002, 2001 and 2000, respectively, represented 38%, 70% and 63% of HAI's total gross revenues of $28.1 million, $43.8 million and $43.7 million in such years, respectively. See Notes E and N of Notes to Consolidated Financial Statements.

  CLOSEDOWN OF COLLEGE FUND LIFE DIVISION

     Through its College First Alternative Loan Program, the Company's College Fund Life Division (based in Norcross, Georgia) has historically offered an interest-sensitive whole life insurance product that has generally been issued with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied.

     The Company has determined that, effective May 31, 2003, it will no longer issue new life insurance policies under the College Fund Life Division program and that, effective June 30, 2003, it will cease all operations at the Company's Norcross, Georgia facility. In connection with such closedown, the Company currently estimates that it will incur exit costs (consisting primarily of employee severance and relocation expenses and lease termination costs) in the amount of approximately $900,000, which costs will be expensed as incurred over the period ending June 30, 2003 in accordance with Financial Accounting Standards Board "FASB" Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     The Company through its College Fund Life Division has outstanding commitments to fund student loans for the years 2003 through 2024. See Notes K and O of Notes to Consolidated Financial Statements.

  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLES

     In June 2001, FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain.

     At December 31, 2002 and 2001, the Company had recorded goodwill in the amount of $118.9 million and $104.7 million, respectively, and accumulated amortization of $16.7 million and $18.7 million at December 31, 2002 and 2001, respectively, resulting in net goodwill of $102.2 million and $86.0 million at December 31, 2002 and 2001, respectively. The Company recorded goodwill amortization expense in continuing operations in the amount of $4.5 million and $6.1 million in 2001 and 2000, respectively, prior to effectiveness of Statement 142.

     At December 31, 2002 and 2001, the Company had other intangibles in the amount of $10.5 million and $-0-, respectively, and accumulated amortization of $1.8 million and $-0- at December 31, 2002 and 2001, respectively, resulting in net other intangibles of $8.7 million and $-0- at December 31, 2002 and 2001, respectively. The Company recorded other intangibles amortization expense in continuing operations in the amount of $1.8 million, $-0- and $-0- in 2002, 2001 and 2000, respectively.

  ACCOUNTING FOR HEALTH POLICY ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). For financial reporting purposes, underwriting and policy issuance costs with respect to health policies issued through the Company's Self Employed Agency and Student Insurance Divisions are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. See Note A of Notes to Consolidated Financial Statements.

     With respect to health policies sold through the Company's Self Employed Agency Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue (such as occurred during 2002 and 2001), the Self Employed Agency Division's overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

  ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance, SeniorsFirst and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. See Note P of Notes to Consolidated Financial Statements.

  SHARE REPURCHASE PROGRAM

     At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions. Through early 1999, the Company had previously purchased 198,000 shares of common stock pursuant to the program. Following reconfirmation of the program, through December 31, 2002, the Company had purchased an additional 2,000,000 shares pursuant to the program (with the most recent purchase made on December 31, 2002) at an aggregate cost of $29.3 million, or $14.64 per share. Through March 11, 2003, the Company had purchased an additional 324,200 shares at an aggregate cost of $4.9 million, or $15.02 per share. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

  CLOSEDOWN OF WORKERS' COMPENSATION BUSINESS

     In May 2001, the Company determined to exit its workers compensation business, in connection with which the Company incurred a charge in the three months ended June 30, 2001 of $8.7 million associated with a strengthening of reserves. In the fourth quarter of 2001, the Company also recorded a charge of $1.3 million, which represented the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administrator. Reflecting a subsequent repeal of the assessment, in the first quarter of 2002 the Company reversed the $1.3 million charge and strengthened claims reserves in an equivalent amount.

  DISCONTINUED OPERATIONS

     The Company's reported results in 2002, 2001 and 2000 reflected income
(loss) (net of tax) from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and UICI Administrators, Inc.) in the amount of $653,000 ($0.02 per diluted share), $(9.3) million ($(0.19) per diluted share) and $(27.5) million ($(0.58) per diluted share), respectively. Results from discontinued operations in 2002 included income (net of tax) at United CreditServ in the amount of $4.8 million, associated with a $7.4 million release of reserves in the three months ended December 31, 2002 resulting from the Company's assessment of certain favorable events related to credit card litigation matters. See Note B of Notes to Consolidated Financial Statements. The favorable 2002 results at United CreditServ were offset in large part by a $(4.2) million loss (net of tax benefit) at the Special Risk Division, which loss resulted from a $6.5 million charge in the three months ended December 31, 2002 to reflect a reassessment and strengthening of claims reserves.

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

     For the year ended December 31, 2002, 2001 and 2000, United CreditServ reported income (loss) after tax of $4.8 million, $3.7 million and $(23.4) million, respectively, which income (loss) has been reflected in results from discontinued operations for all periods presented. United CreditServ's results in 2002 reflected a $4.8 million (net of tax) release of reserves in the three months ended December 31, 2002 as a result of the Company's assessment of certain favorable events related to credit card litigation matters. See Note O of Notes to Consolidated Financial Statements.

     In addition to the cash sales price received at the September 2000 closing of the sale of the non-cash assets associated with its United CreditServ credit card unit, the sale transaction contemplated an incentive cash payment contingent upon the post-closing performance of the ACE credit card portfolio over a one-year period. United CreditServ's results in 2001 included income (net of tax) in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment representing the deferred contingent portion of the purchase price in final settlement of the September 2000 sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit.

     Special Risk Division. In December 2001, the Company determined to exit the businesses of its Special Risk Division by sale, abandonment or wind-down and the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division formerly specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

     For the year ended December 31, 2002, 2001 and 2000, the Special Risk Division reported losses (net of tax) in the amount of $(4.2) million, $(9.2) million and $(2.9) million. The Special Risk Division loss in 2002 reflected a $6.5 million charge in the three months ended December 31, 2002 to reflect a reassessment and strengthening of claims reserves. In 2003 the Company will continue the wind-down of its former Special Risk Division.

     UICI Administrators, Inc. Prior to 2002, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-administered employer health care plans. The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. (a company engaged in the business of administration of workers' compensation and non-subscriber plans) as its TPA Division. On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the TPA Division. For financial reporting purposes, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented.

  SPECIAL 2000 COMPENSATION EXPENSE -- MODIFICATION OF UICI EXECUTIVE STOCK PURCHASE PROGRAM

     In January 2001, the Board of Directors of the Company adopted certain modifications to the UICI Executive Stock Purchase Program (the "ESPP"), which was initially adopted and implemented in December 1998 to afford directors and key UICI executives the opportunity to purchase UICI common stock. See Note P of Notes to Consolidated Financial Statements. In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax.

RESULTS OF OPERATIONS

  2002 COMPARED TO 2001

  General

     UICI reported revenues and income from continuing operations in 2002 of $1.5 billion and $51.4 million ($1.05 per diluted share), respectively, compared to 2001 revenues and income from continuing operations of $1.1 billion and $52.2 million ($1.09 per diluted share), respectively.

     The Company reported net income in 2002 in the amount of $46.9 million ($0.96 per diluted share), compared to net income of $42.9 million ($0.90 per diluted share) in 2001. Reported net income included income (losses) from discontinued operations in 2002 and 2001 in the amount of $653,000 ($0.02 per diluted share) and $(9.3) million ($(0.19) per diluted share), respectively. Overall results in the full year ended December 31, 2002 also included a goodwill impairment charge in the amount of $(5.1) million (net of tax) ($(0.11) per diluted share), which has been reflected as a cumulative effect of a change in accounting principle in accordance with recently adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets.

  Continuing Operations

     Revenues. UICI's revenues increased to $1,479.0 million in 2002 from $1,099.4 million in 2001, an increase of $379.6 million, or 35%, primarily as a result of a significant increase in health premium revenue from $776.3 million in 2001 to $1,181.2 million in 2002. The increase in health premium revenue in 2002 was offset by a 13% decrease in interest and investment income.

     Health premiums. Health premium revenue increased to $1,181.2 million in 2002 from $776.3 million in 2001, an increase of $404.9 million, or 52%. The increase in health premium revenue in 2002 was primarily attributable to an increase (from $578.5 million in 2001 to $929.3 million in 2002) in submitted annualized premium volume at the Self-Employed Agency ("SEA") Division), which increase was due primarily to a 50% increase in the average number of writing agents in 2002 compared to 2001 and a 6% increase in annualized premium volume submitted per writing agent in 2002 compared to 2001. The Company defines "submitted annualized premium volume" in any period as the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company.

     Life premiums and other considerations. Life premiums and other considerations decreased by 9% to $31.5 million in 2002 from $34.7 million in 2001. This decrease resulted primarily from reduced premiums and other considerations from closed blocks of life and annuity business. The Company last acquired a closed block of life insurance and annuities in 1994. Although the Company believes that it can continue to explore acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

     Investment income. Despite a 10% increase in invested assets over the year ended December 31, 2002, investment income remained relatively constant ($84.4 million in 2002 compared to $83.8 million in 2001) due to a decrease in yield on invested assets resulting from lower prevailing market interest rates.

     Other interest income. Other interest income (consisting primarily of interest earned on the Company's AMS student loan portfolio) decreased by 25% to $66.3 million in 2002 from $88.4 million in 2001. The decrease in other interest income was due to declining market interest rates, resulting in a reduced yield on funds held in connection with AMS' tuition payment programs and a reduced yield on AMS' student loan portfolio.

     Other income. Other income increased by 9% to $121.1 million in 2002 from $111.0 million in 2001. Other income consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that endorse the Company's health insurance products, income derived by AMS from tuition installment program fees, loan-servicing fees and gains on loan sales, and fee income derived by the Company from its AMLI Realty Co. subsidiary. In 2002, a 25% increase in other income at the SEA Division (from $62.1 million in 2001 to $77.9 million in 2002) was offset by a 19% decrease in other income at AMS (from $38.6 million in 2001 to $31.4 million in 2002).

     Gains (losses) on sale of investments. The Company recognized losses on sale of investments of $(5.6) million in 2002 compared to gains of $5.2 million in 2001. During 2002 and 2001, the Company recorded impairment charges for certain fixed income and equity securities in the amount of $14.7 million and $3.5 million, respectively. The Company's 2002 impairment charge included a $6.1 million impairment charge associated with the Company's WorldCom, Inc. bond holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc., which charge was partially offset by realized gains associated with other securities in the portfolio. Included in 2001 gains is a $5.3 million gain related to the Company's investment in AMLI Commercial Properties Trust ("ACPT") and $3.4 million in other gains from the Company's investment portfolio, which gains were offset by impairment charges for certain investments in the amount of $3.5 million. During 2001, ACPT, an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized a gain in the amount of $5.3 million.

     The amount of realized gains or losses on the sale of investments is affected by changes in interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates. In addition, due to decreasing long-term interest rates in 2002, the net unrealized investment gain on securities classified as "available for sale", reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes, increased to $42.3 million at December 31, 2002, from a net unrealized investment gain of $30.3 million at December 31, 2001. The Company changed its method for accounting for its investment in AMLI Residential effective June 30, 2001, from the equity method to the investment method. The Company holds a 10% interest in AMLI Residential. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the year ended December 31, 2001. As a result of the accounting change, the Company marks-to-market its investment in AMLI Residential and accordingly, changes in the Company's carrying value of its investment in AMLI Residential are recorded as unrealized gains (or losses) with corresponding changes to the Company's stockholders' equity (net of tax). At December 31, 2002 and 2001, the Company's carrying value of its investment in AMLI Residential was $54.3 million and $64.3 million, respectively.

     Benefits, claims, and settlement expenses. Benefits, claims and settlement expenses increased to $774.6 million in 2002 from $531.0 million in 2001. The 46% increase in benefits, claims and settlement expenses was primarily due to the significant increase in premium revenue at the SEA and Group Divisions (including the incremental benefits, claims and settlement expenses associated with the Company's Star HRG unit, which was acquired in February 2002).

     Underwriting, policy acquisition costs and insurance expenses. Underwriting, policy acquisition costs and insurance expenses increased by 56% to $416.5 million in 2002 from $267.8 million in 2001. The increase in such expenses was primarily due to the increase in first year premium revenue from the SEA Division (with respect to which the Company records a higher commission expense than with respect to premium revenue in policy renewal years) and premium growth at the Group Division (including the incremental underwriting, acquisition and insurance expenses associated with the Company's Star HRG unit, which was acquired in February 2002).

     Other expenses. Other expenses consist primarily of operating expenses at AMS and direct expenses incurred by the Company in connection with generating other income at the SEA Division. See Note A of

Notes to Consolidated Financial Statements. Other expenses increased to $126.7 million in 2002 from $119.1 million in 2001, primarily due to the increase in SEA Division expenses.

     Depreciation. Depreciation expense increased to $15.9 million in 2002 from $14.1 million in 2001. The 13% increase in depreciation expense was primarily due to additional depreciation associated with the capitalized costs of technology initiatives and upgrades.

     Interest expense. Interest expense on corporate borrowings decreased to $1.5 million in 2002 from $5.0 million in 2001. The decrease was due primarily to the decreased level of borrowings outstanding during 2002 compared to 2001. Interest expense on student loan obligations decreased to $41.5 million in 2002 from $69.4 million in 2001, a decrease of $27.9 million or 40%, primarily resulting from a decline in prevailing market interest rates.

     Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $74.4 million in 2002 from $70.9 million in 2001. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
Income (loss) from continuing operations before income
  taxes:
  Insurance:
     Self Employed Agency Division..........................  $ 93,689      $ 74,849
     Group Insurance Division...............................    14,985         4,022
     Life Insurance Division................................     8,633         7,363
     Senior Market Division.................................    (7,536)       (2,112)
                                                              --------      --------
          Total Insurance...................................   109,771        84,122
                                                              --------      --------
Financial Services:
  Academic Management Services Corp.........................     7,431         5,413
  Losses in Healthaxis, Inc. investment.....................    (9,639)      (10,597)
                                                              --------      --------
          Total Financial Services..........................    (2,208)       (5,184)
                                                              --------      --------
Other Key Factors:
  Investment income on equity, realized gains and losses,
     general corporate expenses and other (including
     interest on non-student loan indebtedness).............   (15,072)        3,408
  Variable stock-based compensation.........................   (18,057)       (6,933)
  Goodwill amortization.....................................        --        (4,516)
                                                              --------      --------
          Total Other Key Factors...........................   (33,129)       (8,041)
                                                              --------      --------
          Total income from continuing operations before
            income taxes....................................  $ 74,434      $ 70,897
                                                              ========      ========

     Self-Employed Agency Division. Operating income at UICI's SEA Division increased by 25% to $93.7 million in 2002 from $74.8 million in 2001.

     In the 2002 period, the SEA Division continued to experience significant increases in submitted annualized premium volume ($929.3 million in 2002 compared to $578.5 million in 2001), which increase was due primarily to a 50% increase in the average number of writing agents in 2002 compared to 2001 and a 6% increase in annualized premium volume submitted per writing agent in 2002 compared to 2001. Total revenue at the SEA Division increased from $713.3 million in 2001 to $1,035.9 million in 2002 (a 45% increase). Operating income as a percentage of SEA Division revenue in the year ended December 31, 2002 was 9.0% compared to 10.5% in the prior year. The lower operating margin during the 2002 period was attributable to higher effective commission rates due to the increase in first year premium (which carries a higher commission rate compared to renewal commissions), and lower investment and other income as a percentage of total revenue. These factors were partially offset by lower administrative expenses as a percentage of total revenue in 2002 and a slightly lower loss ratio in 2002 compared to the loss ratio in 2001.

     Group Insurance Division. The Company has classified the results of its Student Insurance Division and its Star HRG unit as its Group Insurance Division. For the year ended December 31, 2002, the Group Insurance Division reported operating income of $15.0 million compared to operating income of $4.0 million in 2001. These increases were primarily attributable to the incremental operating income associated with the Company's Star HRG unit, which was acquired by the Company on February 28, 2002. An increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium (offset by a nominal increase in the loss ratio) at the Company's Student Insurance Division also contributed to the increases in operating income at the Group Insurance Division in the 2002 period.

     Life Insurance Division. For the year ended December 31, 2002, the Company's Life Insurance Division (which includes the results of the Company's OKC life insurance operations and its College Fund Life Division) reported operating income of $8.6 million compared to operating income of $7.4 million in 2001. The increase in operating income in the year ended December 31, 2002 compared to 2001 reflected the close down in May 2001 of the Company's workers' compensation business, in connection with which the Company incurred in the second quarter of 2001 a charge of $8.7 million associated with a strengthening of reserves. Results at the Company's Life Insurance Division in 2001 also reflected a $1.3 million charge in the fourth quarter of 2001 associated with the Company's share of an assessment to all workers' compensation insurance carriers. Reflecting a subsequent repeal of the assessment, in the first quarter of 2002 the Company reversed the $1.3 million charge and strengthened claims reserves in an equivalent amount. The charges in 2001 were partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division. These factors favorably affecting the 2002 results compared to 2001 results at the Life Insurance Division were offset somewhat by increased administrative expenses associated with the OKC operations in 2002 as compared to 2001.

     The Company has determined that, effective May 31, 2003, it will no longer issue new life insurance policies under the College Fund Life Division program and that, effective June 30, 2003, it will cease all operations at the Company's Norcross, Georgia facility. In connection with such closedown, the Company currently estimates that it will incur exit costs (consisting primarily of employee severance and relocation expenses and lease termination costs) in the amount of approximately $900,000, which costs will be expensed as incurred over the period ending June 30, 2003 in accordance with Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     The Company through its College Fund Life Division has outstanding commitments to fund student loans for the years 2003 through 2024. See Notes K and O of Notes to Consolidated Financial Statements.

     Senior Market Division. In 2001 the Company began to develop long-term care and Medicare supplement insurance products for the senior market and to establish distribution channels for products targeted toward the senior market. For financial reporting purposes the Company has established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development, administration, marketing and sales of senior market products. The Company's Senior Market Division generated revenues of $2.1 million in 2002 and nominal revenues in 2001. The Senior Market Division reported operating losses of $(7.5) million and $(2.1) million in 2002 and 2001, respectively. The Company currently anticipates that its Senior Market Division will continue to generate operating losses in 2003.

     The Company is currently reinsuring 20% of its risk with respect to long-term care coverage on a coinsurance basis with a third party reinsurer. In 2001 the Company entered into an agreement with an unaffiliated third party to serve as administrator for the Company's senior age insurance products, in which capacity the third party underwrote, billed, provided customer service and administered claims for all long-term care and Medicare supplement insurance products to be sold by the Company's two principal insurance subsidiaries. This third party arrangement will effectively terminate in the second quarter of 2003. In March 2003, the Company will bring in house all underwriting, billing, customer service and claims administration functions for all new long term care applications submitted. Conversion of in-force long-term care and Medicare supplement business will occur in the second quarter of 2003. Medicare supplement sales were suspended in February 2003 until the conversion of administrative functions to the Company's administration center is complete.

     Academic Management Services Corp. For the year ended December 31, 2002, UICI's Academic Management Services Corp. subsidiary ("AMS") reported operating income of $7.4 million compared to operating income of $5.4 million for the comparable period in 2001. Set forth below is a summary comparative statement of operations for AMS for the year ended December 31, 2002 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                                    (UNAUDITED)
Revenues:
  Student loan spread income:
     Interest income -- student loans.......................  $ 66,232      $ 88,398
     Interest expense -- student loans......................   (39,334)      (69,205)
                                                              --------      --------
       Net student loan spread income.......................    26,898        19,193
  Gain on sale of student loans.............................     5,945        11,300
  Tuition payment program revenue:
     Fee income.............................................    12,834        14,085
     Investment income on trust balances....................     3,887         6,588
                                                              --------      --------
       Total tuition payment program revenue................    16,721        20,673
  Fee income -- loan servicing and other....................    12,646        13,211
  Other investment income...................................       153            75
                                                              --------      --------
       Net revenues:........................................    62,363        64,452
Operating expenses:
  Interest expense -- other indebtedness....................        76         2,152
  Other operating expenses..................................    54,856        56,887
                                                              --------      --------
     Total operating expenses...............................    54,932        59,039
                                                              --------      --------
     Income from operations.................................  $  7,431      $  5,413
                                                              ========      ========

     The improvement in AMS' operating results for the year ended December 31, 2002 resulted primarily from a decrease in operating expenses (attributable primarily to a reduction in interest expense on corporate borrowings) and increased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans) attributable to a favorable interest rate environment. Spread income for the year 2002 was $26.9 million compared to $19.2 million in 2001. These increases in 2002 were partially offset by lower realized gains on sale of loans and reduced fee income and yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to results in 2001.

     During the first six months of 2002, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the Federal Family Education Loan Program ("FFELP Loans") for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. Reflecting this downward adjustment on July 1, 2002 to the floor rate on FFELP Loans, AMS' student loan spread income declined significantly from $17.1 million in the first half of 2002 to $9.8 million in the second half of the year.

     On July 1, 2003, the floor rates on FFELP Loans for the period July 1, 2003 through June 30, 2004 will again be reset. Based on current prevailing market interest rates, the Company currently expects that spread income in 2003 will be less than the level of spread income experienced in 2002. As a result of the variability of student loan spread income, AMS may continue to rely on gains from timely sales of student loans to remain profitable during certain periods. AMS sold $271.2 million and $447.0 million principal amount of student loans during the year ended December 31, 2002 and 2001, respectively, from which AMS generated gains on net sales in the amount of $5.9 million and $11.3 million, respectively. During the year ended December 31, 2002, AMS originated $715.1 million principal amount of student loans, compared to $717.6 million principal amount of student loans originated in the year ended December 31, 2001.

     Fee income from AMS' tuition payment programs in the year ended December 31, 2002 was $12.8 million, compared to fee income in the year ended December 31, 2001 of $14.1 million. For the year ended December 31, 2002, investment income on funds held in connection with tuition payment programs declined to $3.9 million in 2002 from $6.6 million in 2001 as a result of lower prevailing market interest rates (despite a 10% increase in average trust fund balance).

     Operating expenses at AMS for the year December 31, 2002 were $54.9 million compared to operating expenses of $59.0 million in 2001. The decrease in operating expenses for year ended December 31, 2002 was primarily attributable to reduced interest expense associated with non-student loan indebtedness and reduced administrative expenses. For the year ended December 31, 2002, interest expense on non-student loan indebtedness was $76,000 compared to interest expense on non-student loan indebtedness of $2.2 million in 2001. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

     Investment in Healthaxis, Inc. (formerly HealthAxis.com, Inc.) At December 31, 2002, the Company held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note E of Notes to Consolidated Financial Statements.

     The Company's carrying value of its investment in HAI was $4.9 million and $8.3 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill) was $(3.1) million, compared to its share of operating losses of $(10.6) million in 2001. For the year ended December 31, 2002, the total HAI segment loss in the amount of $(9.6) million reflected the Company's share of HAI's operating losses ($3.1 million) plus a $6.5 million impairment charge related to the adjustment to the carrying value of the Company's investment in HAI taken in the second quarter of 2002.

     Effective June 15, 2002, UICI and HAI terminated an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), pursuant to which HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates. See Note E of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI's technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continues to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company's carrying value of its investment in HAI. Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. In determining the estimated realizable value of its investment in HAI at June 30, 2002, the Company gave due consideration, among other things, to HAI's recognition of an extraordinary gain in July 2002 in the amount of $16.4 million associated with the early extinguishment of indebtedness, which extraordinary gain was recorded by HAI in connection with the exchange of $27.5 million aggregate principal amount of HAI's convertible debentures for $4.0 million in cash and shares of a newly authorized series of HAI 2% convertible preferred stock.

     Other Key Factors. The Other Key Factors category includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on investments, (e) the operations of the Company's

AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of Barron Risk Management, Inc, until it was sold in September 2002) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

     For the year ended December 31, 2002, Other Key Factors reported an operating loss of $(33.1) million, compared to an operating loss of $(8.0) million in 2001. The increase in operating loss for the year ended December 31, 2002 was attributable to various factors, including a $7.6 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets), a $5.6 million realized loss on sale of investments resulting primarily from a $6.1 million impairment charge taken in the second quarter of 2002 associated with the Company's WorldCom, Inc. bond holdings (compared to a realized gain of $5.2 million in the corresponding period in 2001, and an increase in variable stock-based compensation expense of $11.1 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the year ended December 31, 2002 were offset by the positive impact of the non-amortization of goodwill as required by Statement No. 142 for all periods commencing after January 1, 2002. In the year ended December 31, 2001, the Company recorded goodwill amortization in the amount of $4.5 million.

     During 2001, AMLI Commercial Properties Trust ("ACPT"), an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sales, the Company recognized a gain in the amount of $5.3 million.

     Effective June 30, 2001, the Company changed its method for accounting for its investment in AMLI Residential Properties Trust (a publicly-traded (NYSE:
AML) real estate investment trust) ("AMLI Residential") from the equity method to the investment method due to its decreased ownership interest to 10.3%. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million. As a result of the accounting change, the Company no longer recorded its share of AMLI Residential's gains and losses but, rather, marks-to-market its investment in AMLI Residential. Accordingly, increases (or decreases) in the Company's carrying value of its investment in AMLI Residential are now recorded as unrealized gains (or losses) with corresponding increases (or decreases) to the Company's stockholders' equity (net of tax). At December 31, 2002 and 2001, the Company's carrying value of its investment in AMLI Residential was $54.3 million and $64.3 million, respectively.

     Variable Stock-Based Compensation. The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company's common stock. See Note P of Notes to Consolidated Financial Statements.

     In the year ended December 31, 2002, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $18.1 million, of which $7.3 million was attributable to the ESOP feature of the Company's Employee Stock Ownership and Savings Plan (the "Employee Plan"), $9.2 million was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $1.6 million was attributable to other stock-based plans. In the year ended December 31, 2001, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $6.9 million, of which $3.0 million was attributable to the ESOP feature of the Company's Employee Plan, $2.8 million was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $1.1 million was attributable to other stock-based plans. The significant increases in non-cash variable stock-based compensation expense in the 2002 periods compared to the 2001 periods was attributable to the higher average share price in 2002 compared to the average share price in 2001.

     During the year ended December 31, 2002, the amount classified as stock appreciation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the year of 630,000 shares previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. As and when the Company made matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company recorded additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of December 31, 2002, all $5.25 ESOP Shares had been allocated to participants' accounts. Accordingly, in future periods the Company will recognize no additional variable stock-based compensation associated with the ESOP feature of the Employee Plan. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

     The Company also sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance, CFLD Association Field Services and SeniorsFirst. The agent plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. For the years ended December 31, 2002 and 2001, the Company recorded total compensation expense associated with these agent plans in the amount of $16.3 million and $6.6 million, respectively, of which $9.2 million and $2.8 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. See Note P of Notes to Consolidated Financial Statements.

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

  2001 COMPARED TO 2000

  General

     UICI reported revenues and income from continuing operations in 2001 of $1.1 billion and $52.2 million ($1.09 per diluted share), respectively, compared to 2000 revenues and income from continuing operations of $1.0 billion and $33.3 million ($0.70 per diluted share), respectively.

     The Company reported net income in 2001 in the amount of $42.9 million ($0.90 per diluted share), compared to net income of $5.7 million ($0.12 per diluted share) in 2000, including losses from discontinued operations in 2001 and 2000 in the amount of $(9.3) million ($(0.19) per diluted share) and $(27.5) million ($(0.58) per diluted share), respectively.

  Continuing Operations

     Revenues. UICI's revenues increased to $1,099.4 million in 2001 from $1,018.8 million in 2000, an increase of $80.6 million, or 8%, primarily as a result of a 20% increase in health premiums, from $644.6 million in 2000 to $776.3 million in 2001. The increase in health premium revenue in 2001 was offset by a 14% decrease in interest and investment income. Revenues in 2000 also were favorably impacted by a realized gain of $26.3 million from a sale of HealthAxis.com shares completed in the first quarter of 2000.

     Health premiums. Health premium revenue increased to $776.3 million in 2001 from $644.6 million in 2000, an increase of $131.7 million, or 20%. The increase in health premium revenue in 2001 was primarily attributable to a 67% increase in the Self-Employed Agency Division's ("SEA") submitted annualized premium volume for the year (which the Company defines in any period as the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company) ($578.5 million in 2001 compared to $346.7 million in 2000) and an increase in policy retention rates.

     Life premiums and other considerations. Life premiums and other considerations decreased to $34.7 million in 2001 from $36.8 million in 2000, a decrease of $2.1 million, or 6%. This decrease resulted primarily from reduced premiums and other considerations from closed blocks of life and annuity business. The Company last acquired a closed block of life insurance and annuities in 1994. Although the Company believes that it can continue to explore acquisition opportunities and continues to analyze potential transactions, the Company believes that the current climate for acquisitions of blocks of life insurance and annuities has become very competitive, making it more difficult to successfully complete acquisitions that meet the Company's acquisition rate of return criteria.

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

     Other income. Other income decreased to $111.0 million in 2001 from $111.9 million in 2000, a decrease of $900,000. Other income consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that endorse the Company's health insurance products, income derived by AMS from tuition installment program fees, loan-servicing fees and gains on loan sales, and fee income derived by the Company from its AMLI Realty Co. subsidiary. National Motor Club (which was sold in July 2000) generated $19.4 million in other income (primarily membership fees) in the seven-month period ended July 2000. The decrease in other income in 2001 attributable to the sale of National Motor Club in 2000 was offset somewhat by a 29% increase in other income at the SEA Division (from $48.0 million in 2000 to $62.1 million in 2001).

     Gain on sale of HealthAxis.com stock. On March 14, 2000, the Company sold in a private sale to an institutional purchaser 2,000,000 shares of HealthAxis.com common stock. In connection with the sale of such shares, the Company recognized a pre-tax gain in the amount of $26.3 million.

     Gains (losses) on sale of investments. The Company recognized gains on sale of investments of $5.2 million in 2001 compared to losses of $(1.9) million in 2000. Included in 2001 gains is a $5.3 million gain related to the Company's investment in Amli Commercial Properties Trust ("ACPT") and $3.4 million in gains from the Company's investment portfolio, which were offset by impairment charges for certain investments in the amount of $3.5 million. During 2001, ACPT, an equity method investee, in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized a gain in the amount of $5.3 million.

     The amount of realized gains or losses on the sale of investments is affected by changes in interest rates, market trends and the timing of sales. Losses are more likely during periods of increasing long-term interest rates. In addition, due to decreasing long-term interest rates in 2001, the net unrealized investment gain on securities classified as "available for sale" (which unrealized gains are reported in accumulated other comprehensive income as a separate component of stockholders' equity and net of applicable income taxes) increased to $30.3 million at December 31, 2001, from a net unrealized investment loss of $(10.1) million at December 31, 2000. The Company changed its method for accounting for its investment in AMLI Residential effective June 30, 2001, from the equity method to the investment method. The Company holds a 10% interest in AMLI Residential. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to

$62.8 million; the accounting change had no effect on the Company's results of operations for the year ended December 31, 2001. As a result of the accounting change, the Company marks-to-market its investment in AMLI Residential and accordingly, changes in the Company's carrying value of its investment in AMLI Residential are recorded as unrealized gains (or losses) with corresponding changes to the Company's stockholders' equity (net of tax). At December 31,2001 and 2000, the Company's carrying value of its investment in AMLI Residential was $64.3 million and $23.1 million, respectively.

     Benefits, claims, and settlement expenses. Benefits, claims and settlement expenses increased to $531.0 million in 2001 from $439.7 million in 2000, an increase of $91.3 million, or 21%. The increase in benefits, claims and settlement expenses was primarily due to the increase in premium revenue from the SEA and Group Divisions and the strengthening of reserves associated with the Company's workers compensation business. In May 2001 the Company discontinued its workers compensation business, in connection with which the Company incurred a charge of $8.7 million associated with a strengthening of reserves.

     Underwriting, policy acquisition costs and insurance expenses. Underwriting, policy acquisition costs and insurance expenses increased to $267.8 million in 2001 from $225.2 million in 2000, an increase of $42.6 million, or 19%. The increase was primarily due to increased commission expense attributable to the growth in first year premium revenue in the SEA Division (with respect to which the Company records a higher commission expense than with respect to premium revenue in policy renewal years).

     Other expenses. Other expenses consist primarily of operating expenses at AMS and direct expenses incurred by the Company in connection with generating other income at the SEA Division. Other expenses decreased to $119.1 million in 2001 from $129.0 million in 2000, a decrease of $9.9 million or 8%. The decrease was primarily due to the sale of National Motor Club ("NMC") in July 2000. NMC incurred $17.2 million in other expenses for the seven-month period ended July 2000.

     Depreciation. Depreciation expense increased to $14.1 million in 2001 from $13.3 million in 2000, an increase of $800,000 or 6%. The increase was primarily due to additional depreciation associated with the capitalized costs of technology initiatives and upgrades.

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

     Operating Income. Income from continuing operations before federal income taxes ("operating income") increased to $70.9 million in 2001 from $69.4 million in 2000. Operating income (loss) for each of the Company's segments and divisions was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Income (loss) from continuing operations before income
  taxes:
  Insurance:
     Self Employed Agency Division..........................   $ 74,849     $ 70,905
     Group Insurance Division...............................      4,022       (1,877)
     Life Insurance Division................................      7,363       13,132
     Senior Market Division.................................     (2,112)          --
     National Motor Club....................................         --        2,471
                                                               --------     --------
          Total Insurance...................................     84,122       84,631
                                                               --------     --------

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Financial Services:
  Academic Management Services..............................      5,413      (24,640)
  Gain on sale of HealthAxis.com shares.....................         --       26,300
  Losses in Healthaxis, Inc. investment.....................    (10,597)     (15,623)
                                                               --------     --------
          Total Financial Services..........................     (5,184)     (13,963)
                                                               --------     --------
Other Key Factors:
  Investment income on equity, realized gains and losses,
     general corporate expenses and other (including
     interest on non-student loan indebtedness).............      3,408       10,066
  Variable stock-based compensation.........................     (6,933)      (5,300)
  Goodwill amortization.....................................     (4,516)      (6,080)
                                                               --------     --------
          Total Other Key Factors...........................     (8,041)      (1,314)
                                                               --------     --------
          Total income from continuing operations before
            income taxes....................................   $ 70,897     $ 69,354
                                                               ========     ========

     Self-Employed Agency Division. Operating income at UICI's SEA Division increased by 6% to $74.8 million in 2001 from $70.9 million in 2000.

     The Company's SEA Division in 2001 experienced a 67% increase in submitted annualized premium volume over 2000 levels ($578.5 million in 2001 compared to $346.7 million in 2000). Total revenue at the SEA Division increased from $584.1 million in 2000 to $713.3 million in 2001, a 22% increase. Operating income as a percentage of revenue decreased to 10.5% in 2001 from 12.1% in 2000. This decrease in operating margin was attributable primarily to a significant increase in first year earned premium revenue (with respect to which the Company records a higher commission expense than with respect to earned premium revenue in policy renewal years) and a nominal increase in loss ratio in 2001 compared to 2000.

     Group Insurance Division (formerly Student Insurance Division). For the year ended December 31, 2001, the Group Insurance Division reported operating income of $4.0 million compared to an operating loss of $(1.9) million in 2000. The increase in operating income for the year ended December 31, 2001 was attributable to a 13% increase in earned premium revenue, continued improvement in loss ratios, and improvement in administrative efficiencies.

     Life Insurance Division. For the year ended December 31, 2001, the Company's Life Insurance Division reported operating income of $7.4 million compared to operating income of $13.1 million in 2000. The decrease in operating income for the year ended December 31, 2001 was primarily attributable to the discontinuation in May 2001 of the Company's workers compensation business (in connection with which the Company incurred a charge of $8.7 million in the second quarter associated with a strengthening of reserves) increased administration costs associated with investment in new life products and a charge of $1.3 million in the fourth quarter representing the Company's share of an assessment to all workers' compensation insurance carriers by the Oklahoma Workers' Compensation Court Administrator. Reflecting a subsequent repeal of the assessment, in the first quarter of 2002 the Company reversed the $1.3 million charge and strengthened claims reserves in an equivalent amount. These charges in 2001 were partially offset by a $5.2 million increase in the second quarter in the carrying value of student loans generated by the Company's College Fund Life Division, a unit of the Life Insurance Division.

     Senior Market Division. In 2001 the Company established a Senior Market Division to segregate the reporting of expenses incurred in connection with the development of insurance products for the senior market (including long term care and Medicare supplement products), and the development of distribution channels for the products. For the year ended December 31, 2001, the Company realized nominal revenues associated with this Division, and the Company has expensed developmental costs as incurred.

     National Motor Club. On July 27, 2000, the Company completed the sale of its 97% interest in NMC Holdings, Inc. (the parent of National Motor Club of America, Inc.) to an investor group consisting of members of the family of Ronald L. Jensen (including Mr. Jensen). See Notes C and N of Notes to the Consolidated Financial Statements.

     Academic Management Services Corp. For the year ended December 31, 2001, UICI's AMS reported operating income of $5.4 million compared to an operating loss of $(24.6) million for the comparable period in 2000. Set forth below is a summary comparative statement of operations for AMS for the year ended December 31, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001         2000
                                                              ----------   -----------
Revenues:
  Student loan spread income:
     Interest income -- student loans.......................   $ 88,398     $ 110,651
     Interest expense -- student loans......................    (69,205)     (104,043)
                                                               --------     ---------
       Net student loan spread income:......................     19,193         6,608
  Gain on sale of student loans.............................     11,300         7,757
  Tuition payment program revenue:
     Fee income.............................................     14,085        11,898
     Investment income on trust balances....................      6,588         7,962
                                                               --------     ---------
          Total tuition payment program revenue:............     20,673        19,860
  Fee income -- loan servicing and other....................     13,211        15,905
  Other investment income...................................         75            77
                                                               --------     ---------
          Total revenues:...................................     64,452        50,207
Operating expenses:
  Interest expense -- other indebtedness....................      2,152         4,365
  Other operating expenses..................................     56,887        70,482
                                                               --------     ---------
          Total operating expenses..........................     59,039        74,847
                                                               --------     ---------
          Income (loss) from operations.....................   $  5,413     $ (24,640)
                                                               ========     =========

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

     While declining market interest rates throughout 2001 resulted in decreased interest income on AMS' student loan portfolio and decreased investment income from funds on deposit in AMS' tuition installment plan trust account, declining market interest rates throughout 2001 benefited AMS by significantly lowering its costs of borrowing, resulting in improved spreads on AMS' student loan portfolio. Spread income for the year 2001 was $19.2 million compared to $6.6 million for the prior year.

     During 2001, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. The benchmark for yields on federally guaranteed student loans is reset annually in accordance with Department of Education regulations effective July 1 for the succeeding twelve-month period. While yields on student loans are indexed to the 91-day Treasury bill rate, the benchmark establishes a floor, below which a lender's yield will not fall during the succeeding twelve-month period. On July 1, 2001, the floor rates on loans made under the Federal Family Education Loan Program ("FFELP Loans") for the period July 1, 2001 through June 30, 2002 reset 220 basis points lower than the floor rates for the period July 1, 2000 through June 30, 2001. Nevertheless, due to rapidly declining market interest rates, shortly before September 30, 2001 the rate that AMS earned on its student loan portfolio again fell to the statutorily prescribed minimum rate, and the continued decline in prevailing market interest rates over the three months ended December 31, 2001 had the effect of continuing to reduce AMS' overall borrowing costs. As a result,

AMS' spread income in the fourth quarter of 2001 in the amount of $7.5 million exceeded spread income of $3.2 million earned in the third quarter of 2001 and spread income of $696,000 earned in the fourth quarter of 2000.

     AMS sold $447.0 million and $765.0 million principal amount of student loans during the year ended December 31, 2001 and 2000, respectively, from which AMS generated gains on net sales in the amount of $11.3 million and $7.8 million, respectively. While AMS sold a lesser principal amount of loans in 2001 than in 2000, the higher net gain in 2001 resulted from lower deferred loan origination costs associated with sold loans in 2001 compared to 2000.

     Fee income from AMS' tuition payment programs in the year ended December 31, 2001 was $14.1 million, compared to fee income in the year ended December 31, 2000 of $11.9 million. For the year ended December 31, 2001, an increase in fees attributable to additional tuition payment accounts and the imposition of late fees on delinquent accounts were offset by a decline in investment income from tuition payment program funds held in trust, as a result of lower prevailing market interest rates. Investment income on funds held in connection with tuition payment programs declined to $6.6 million in 2001 from $8.0 million in 2000 (despite a 16% increase in the average trust fund balance).

     AMS also reduced operating expenses by $15.8 million in the year ended December 31, 2001, compared to operating expenses in 2000. This reduction in operating expenses was primarily attributable to the closing in September 2000 of AMS' San Diego facility, reduced interest expense associated with non-student loan indebtedness, and reduced administrative expenses. For the year ended December 31, 2001, interest expense on non-student loan indebtedness was $2.2 million, compared to interest expense on non-student loans of $4.4 million in the year ended December 31, 2000. On June 28, 2001, AMS paid off its remaining senior indebtedness in the amount of $14.3 million, the proceeds of which were utilized in 1999 to fund a portion of the purchase price for AMS' tuition installment business.

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

     Other Key Factors. The Other Key Factors category includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments, (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest expense, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company's former TPA Division and (i) amortization of goodwill. Operating losses for the year ended December 31, 2001 attributable to this category were $(8.0) million compared to $(1.3) million for the comparable period in 2000. The increase in operating losses was primarily attributable to a $7.5 million increase in corporate technology expenses, a $1.7 million increase in variable stock compensation, a $3.7 million increase in minority interest expense attributable to AMS' return to profitability in 2001, and a $3.5 million impairment charge from the Company's investment portfolio. These increases were partially offset by $3.4 million in realized gains from the Company's investment portfolio (excluding the impairment charge) and a $5.3 million gain recognized in 2001 on the sale of the Company's interest in

AMLI Commercial Properties Trust. The amount of realized gains or losses on the sale of investments is a function of interest rates, market trends and the timing of sales.

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

     Variable Stock-Based Compensation. The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company's common stock. In the year ended December 31, 2001, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $6.9 million, of which $3.0 million was attributable to the ESOP feature of the Company's Employee Stock Ownership and Savings Plan, $2.8 million was attributable to the Company's stock accumulation plans established for the benefit of its independent agents and $1.1 million was attributable to other stock-based plans. See Note P of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS

     The following table presents the information for each of the Company's fiscal quarters in 2002 and 2001, as restated to reflect classification of the sale of UICI Administrators, Inc. (the major component of the Company's Third Party Administration Division) as a discontinued operation. The results of operations of UICI Administrators, Inc. (together with the results of operations of United CreditServ, Inc. and the Company's Special Risk Division) are reflected in discontinued operations for all periods presented. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                QUARTER ENDED
                             ---------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                 2002           2002          2002       2002
                             ------------   -------------   --------   ---------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
 operations................    $428,064       $385,769      $352,813   $312,335
Income from continuing
 operations before federal
 income taxes..............      27,641         19,196         9,797     17,800
Income (loss) from
 continuing operations.....      17,390         16,222         5,686     12,056
Income (loss) from
 discontinued operations...         586             --            --         67
Income before cumulative
 effect of accounting
 change....................      17,976         16,222         5,686     12,123
Cumulative effect of
 accounting change.........          --             --            --     (5,144)

                                                QUARTER ENDED
                             ---------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                 2001           2001          2001       2001
                             ------------   -------------   --------   ---------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing
 operations................    $298,294       $270,558      $276,577   $254,005
Income from continuing
 operations before federal
 income taxes..............      12,891         20,812        17,496     19,698
Income (loss) from
 continuing operations.....      11,665         14,258        13,250     13,000
Income (loss) from
 discontinued operations...      (5,367)        (2,383)         (634)      (897)
Income before cumulative
 effect of accounting
 change....................       6,298         11,875        12,616     12,103
Cumulative effect of
 accounting change.........          --             --            --         --

                                                QUARTER ENDED
                             ---------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                 2002           2002          2002       2002
                             ------------   -------------   --------   ---------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income.................      17,976         16,222         5,686      6,979
Basic earnings (loss) for
 common stockholders per
 common share:
Income (loss) from
 continuing operations.....        0.36           0.34          0.12       0.26
Income (loss) from
 discontinued operations...        0.02             --            --       0.00
Income before cumulative
 effect of accounting
 change....................        0.38           0.34          0.12       0.26
Cumulative effect of
 accounting change.........          --             --            --      (0.11)
Net income.................        0.38           0.34          0.12       0.15
Diluted earnings (loss) for
 common stockholders per
 common share:
Income (loss) from
 continuing operations.....        0.35           0.33          0.12       0.25
Income (loss) from
 discontinued operations...        0.02             --            --       0.00
Income before cumulative
 effect of accounting
 change....................        0.37           0.33          0.12       0.25
Cumulative effect of
 accounting change.........          --             --            --      (0.11)
Net income.................    $   0.37       $   0.33      $   0.12   $   0.14

                                                QUARTER ENDED
                             ---------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                 2001           2001          2001       2001
                             ------------   -------------   --------   ---------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income.................       6,298         11,875        12,616     12,103
Basic earnings (loss) for
 common stockholders per
 common share:
Income (loss) from
 continuing operations.....        0.25           0.31          0.28       0.28
Income (loss) from
 discontinued operations...       (0.11)         (0.06)        (0.01)     (0.02)
Income before cumulative
 effect of accounting
 change....................        0.14           0.25          0.27       0.26
Cumulative effect of
 accounting change.........          --             --            --         --
Net income.................        0.14           0.25          0.27       0.26
Diluted earnings (loss) for
 common stockholders per
 common share:
Income (loss) from
 continuing operations.....        0.24           0.30          0.28       0.27
Income (loss) from
 discontinued operations...       (0.11)         (0.05)        (0.01)     (0.02)
Income before cumulative
 effect of accounting
 change....................        0.13           0.25          0.27       0.25
Cumulative effect of
 accounting change.........          --             --            --         --
Net income.................    $   0.13       $   0.25      $   0.27   $   0.25

     Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The Company's primary sources of cash have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, stock repurchases and the funding of student loans. During 2002, the Company generated net cash provided by operations on a consolidated basis in the amount of $266.0 million, compared to net cash provided by operations in the amount of $189.7 million in 2001. During 2000, the Company used net cash in operations of $21.3 million.

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

     At December 31, 2002 and 2001, UICI at the holding company level held cash and cash equivalents in the amount of $22.4 million and $57.3 million, respectively. The Company currently estimates that, through December 31, 2003, the holding company will have operating cash requirements in the amount of approximately $58.0 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, the balance of dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

     The Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) from $25.3 million at December 31, 2001 (of which $19.4 million constituted indebtedness of the holding company) to $9.5 million at December 31, 2002 (of which $7.9 million constituted the Company's 8.75% Senior Notes, which are obligations of the holding company). See Note J of Notes to Consolidated Financial Statements. In addition, during 2002 the Company utilized approximately $29.3 million to repurchase 2,000,000 shares of its common stock pursuant to its previously announced share repurchase program, which was reconfirmed by the Board of Directors of the Company at its July 31, 2002 meeting.

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

  SOURCES OF CASH

     On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. The Company has not to date borrowed any funds under the facility.

     Effective April 2, 2002, the Company and Mr. Jensen entered into a transaction designed to effectively transfer the Company's 80% interest in SunTech Processing Systems, LLC ("STP") to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. See Note N of Notes to Consolidated Condensed Financial Statements -- Sun Litigation. As part of the transaction, on April 2, 2002, Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses that UICI might incur resulting from the Sun Litigation. For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and will continue to include the accounts of STP in its consolidated financial statements until final distribution of cash proceeds from the sale and liquidation of STP or such time as Mr. Jensen shall exercise the option to acquire UICI's 80% membership interest in STP. Because the Company has assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company has established and will continue to record a liability equal to the total cash and cash equivalents on deposit in the registry of the Court in the Sun Litigation (which amount was $21.9 million at December 31, 2002 and is reflected as restricted cash on the Company's consolidated balance sheet).

     At August 15, 2002, all remaining options initially granted to agents and employees in August 1998 under the UICI 1998 employee and agent stock option plans vested and became exercisable. All such options were exercisable at an option price of $15.00 per UICI share and remained exercisable during the period ended on January 13, 2003. During the year ended December 31, 2002, the Company at the holding company level derived cash proceeds in the amount of $10.7 million from the exercise of 711,960 stock options granted under the 1998 plans. At December 31, 2002, a total of 736,975 options remained exercisable under the 1998 plans. Subsequent to December 31, 2002 and prior to termination on January 13, 2003, 590,463 options were exercised, from which the Company at the holding company level derived cash proceeds in the amount of $8.9 million.

  USES OF CASH

     On January 17, 2002, the Company completed the purchase, for a cash purchase price of $8.0 million, of a 50% interest in SeniorsFirst, a Dallas-based career agency specializing in the sale of long-term care and Medicare supplement insurance products.

     Effective February 28, 2002, the Company acquired all of the outstanding capital stock of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "Star HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees for an initial cash purchase price of

$25.0 million, plus additional contingent consideration based on the future annualized performance of Star HRG measured over the three-month period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and is payable, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing.

     Effective June 15, 2002, UICI and HAI terminated a Services Agreement. See Note E of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI.

     In 2002 the Company incurred $13.8 million of capitalized construction costs and investments in furniture and fixtures associated with an expansion of its facilities in North Richland Hills, Texas. The Company currently anticipates that it will incur additional costs of approximately $6.4 million in 2003 to complete the facilities expansion project.

     On July 1, 2002, the Company exercised an option to purchase from an affiliated party 369,174 shares of Common Stock at a call price of $32.25 per share, or $11.9 million in the aggregate. See Notes M and N of Notes to Consolidated Financial Statements.

     During the year ended December 31, 2002, the Company purchased an additional 2,000,000 UICI shares pursuant to its 1998 share repurchase program at an aggregate cost of $29.3 million, or $14.64 per weighted average share.

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

     At December 31, 2002 and 2001, the Company, through AMS and the College Fund Life Insurance Division, had outstanding an aggregate of $1,752.6 million and $1,506.2 million of indebtedness under secured student loan credit facilities, of which $1,726.1 million and $1,242.8 million were issued by bankruptcy-remote special purpose entities (each, an "SPE" or "Special Purpose Entity") which are included in the Company's Consolidated Financial Statements. At December 31, 2002 and 2001, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,430.8 million and $1,276.1 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $222.5 million and $129.4 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

     A trust created for the benefit of participants in AMS' tuition installment program held invested assets in the amount of approximately $156.7 million and $141.7 million at amortized cost (which approximated market) at December 31, 2002 and 2001, respectively, all of which assets are classified as restricted cash on the Company's consolidated balance sheet. AMS is entitled to the interest earned on the funds held in the trust as well as tuition budgeting program fees deposited into the trust. The funds are invested in U.S. Treasury securities, government agency securities, high-grade commercial paper, and money market funds of insured depository institutions at December 31, 2002.

     Set forth below is a summary unaudited pro forma December 31, 2002 balance sheet of UICI, adjusted to exclude certain assets (student loans and restricted cash) and certain liabilities (student loan credit facilities) associated with the Company's AMS and College Fund Life Division) operations:

                                                                 AT DECEMBER 31, 2002
                              -------------------------------------------------------------------------------------------
                                                                                               OTHER COLLEGE
                                                   AMS AND                                       FUND LIFE
                                   UICI          COLLEGE FUND      OTHER AMS     AMS TUITION     DIVISION
                              CONSOLIDATED AS   LIFE DIVISION      FINANCING     INSTALLMENT      STUDENT         UICI
                                 REPORTED       SPE FINANCINGS   FACILITIES(1)   PROGRAM(2)        LOANS       PRO FORMA
                              ---------------   --------------   -------------   -----------   -------------   ----------
                                                                    (IN THOUSANDS)
                                                                      (UNAUDITED)
Assets:
  Investments...............    $1,339,662        $       --        $    --       $     --       $     --      $1,339,662
  Student loans.............     1,430,989         1,403,150         27,610             --            229              --
  Cash......................        54,916            37,203             --             --            489          17,224
  Restricted cash...........       410,184           220,365             --        156,696          2,097(3)       31,026
  Investment income due and
    accrued.................        59,127            39,945          5,922             --             24          13,236
  Other assets..............       435,426             7,019             12          1,436            344         426,615
                                ----------        ----------        -------       --------       --------      ----------
    Total assets............    $3,730,304        $1,707,682        $33,544       $158,132       $  3,183      $1,827,763
                                ==========        ==========        =======       ========       ========      ==========
Liabilities:
  Policy liabilities........    $1,029,103        $       --        $    --       $     --       $     --      $1,029,103
  Other liabilities.........       198,094             5,109             94          2,000          1,079         189,812
  Collections payable.......       155,908                --             --        155,908             --              --
  Notes payable.............         9,547                --             --             --             --           9,547
  Student loan credit
    facilities..............     1,752,602         1,726,096         26,506             --             --              --
                                ----------        ----------        -------       --------       --------      ----------
    Total liabilities.......     3,145,254         1,731,205         26,600        157,908          1,079       1,228,462
                                ----------        ----------        -------       --------       --------      ----------
      Stockholders' equity
         (deficit)..........       585,050           (23,523)(4)      6,944            224          2,104         599,301
                                ----------        ----------        -------       --------       --------      ----------
         Total liabilities
           and stockholders'
           equity...........    $3,730,304        $1,707,682        $33,544       $158,132       $  3,183      $1,827,763
                                ==========        ==========        =======       ========       ========      ==========

---------------

(1) Obligations under AMS' master repurchase agreement and credit facility are partially (approximately $13.0 million at December 31, 2002) guaranteed by the Company.

(2) A trust created for the benefit of participants in AMS' tuition installment program held invested assets in the amount of approximately $156.4 million and $141.7 million at amortized cost (which approximated market) at December 31, 2002 and 2001, respectively, all of which assets are classified as restricted cash on the Company's consolidated balance sheet. See Note A of Notes to Consolidated Financial Statements.

(3) Represents cash and cash equivalents required to be held by College Fund Life Division to support certain loan servicing obligations under College Fund Life Division's SPE financing.

(4) Includes negative equity in the AMS SPE financings, which is attributable to permitted financing of student loans through AMS SPE financings in excess of par value.

     In 2002, the Company completed two structured student loan credit financings in the aggregate amount of $635.0 million. See Note K of Notes to Consolidated Financial Statements for a summary of the terms of the Company's student loan credit facilities.

INVESTMENTS

     General. The Company's Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals.

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

     Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management's review considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

     Set forth below is a summary of the Company's investments by category at December 31, 2002 and 2001:

                                              DECEMBER 31, 2002         DECEMBER 31, 2001
                                           -----------------------   -----------------------
                                                        % OF TOTAL                % OF TOTAL
                                            CARRYING     CARRYING     CARRYING     CARRYING
                                             AMOUNT       VALUE        AMOUNT       VALUE
                                           ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
Securities available for sale --
  Fixed maturities, at fair value (cost:
     2002 -- $1,051,710; 2001 --
       $924,709).........................  $1,088,126      81.2      $  929,291      76.3
  Equity securities, at fair value (cost:
     2002 -- $52,526; 2001 -- $42,419)...      81,240       6.1          84,445       6.9
Mortgage and collateral loans............       7,322       0.5           5,404       0.4
Policy loans.............................      19,191       1.4          20,127       1.7
Investment in Healthaxis, Inc............       4,929       0.4           8,278       0.7
Short-term and other investments.........     138,854      10.4         171,173      14.0
                                           ----------     -----      ----------     -----
       Total investments.................  $1,339,662     100.0      $1,218,718     100.0
                                           ==========     =====      ==========     =====

     Investment accounting policies. The Company has classified its entire fixed maturity portfolio as "available for sale." This classification requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes, reported in accumulated other comprehensive income as a separate component of stockholders' equity. As a result, fluctuations in fair value, which is affected by changes in interest rates, will result in increases or decreases to the Company's stockholders' equity.

     During 2002, 2001 and 2000, the Company recorded impairment charges for certain fixed and equity securities in the amount of $14.7 million, $3.5 million and $-0-, respectively. The Company's 2002 impairment charge included a $6.1 million impairment charge associated with the Company's WorldCom, Inc. holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc. At June 30, 2002, UICI's insurance company subsidiaries held an aggregate of $7.525 million principal amount of WorldCom Inc. bonds, of which $4.0 million principal amount matures in

2005 and $3.525 million principal amount matures in 2031. During the three months ended September 30, 2002, the Company's insurance company subsidiaries sold all of their WorldCom Inc. bonds for a nominal loss (giving effect to the $6.1 million impairment charge taken in the second quarter of 2002).

     Fixed maturity securities. Fixed maturity securities accounted for 81.2% and 76.3% of the Company's total investments at December 31, 2002 and 2001, respectively. Fixed maturity securities at December 31, 2002 consisted of the following:

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                                           % OF TOTAL
                                                               CARRYING     CARRYING
                                                                VALUE        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
U.S. Treasury and U.S. Government agency obligations........  $   82,556       7.6%
Corporate bonds.............................................     673,583      61.9
Mortgage-backed securities issued by U.S. Government
  agencies and authorities..................................     198,375      18.2
Other mortgage and asset backed securities..................     133,612      12.3
                                                              ----------     -----
                                                              $1,088,126     100.0%
                                                              ==========     =====

     Included in the fixed maturity portfolio is a concentration of mortgage-backed securities, including collateralized mortgage obligations and mortgage-backed pass-throughs. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company's mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The Company seeks to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.

     As of December 31, 2002 and 2001, $1,058.7 million (or 97.3%) and $883.3 million (or 95.0%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $29.4 million (or 2.7%) and $45.9 million (or 5.0%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB). A quality distribution for fixed maturity securities at December 31, 2002 is set forth below:

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                                           % OF TOTAL
                                                               CARRYING     CARRYING
RATING                                                          VALUE        VALUE
------                                                        ----------   ----------
                                                                  (IN THOUSANDS)
U.S. Governments and AAA....................................  $  430,081      39.5%
AA..........................................................      58,823       5.4
A...........................................................     339,690      31.2
BBB.........................................................     230,111      21.2
Less than BBB...............................................      29,421       2.7
                                                              ----------     -----
                                                              $1,088,126     100.0%
                                                              ==========     =====

     The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company's aggregate investment portfolio at December 31, 2002 and 2001.

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     2002                    2001
                                             ---------------------   ---------------------
                                                        % OF TOTAL              % OF TOTAL
                                             CARRYING    CARRYING    CARRYING    CARRYING
                                              AMOUNT      VALUE       AMOUNT      VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Equity investments:
  AMLI Residential Properties Trust........  $ 54,285      4.1%      $ 64,336       5.3%
Universal American Financial Corp..........  $ 15,131      1.1%      $  5,367       0.4%
Short-term investments:
Fidelity Institutional Money Market Fund...  $107,165      8.0%      $154,646      12.7%

     The Company's short-term investments are held in a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and reserves, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a more detailed discussion on the application of these and other accounting policies, see Note A of Notes to Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-8.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  CLAIMS RESERVES

     The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These reserves are developed using actuarial principles and assumptions that consider a number of items, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality.

     The Company uses the developmental method to estimate claims reserves. This method applies completion factors to paid claims in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the incurred dates of the paid claims.

     The SEA Division assigns original incurred dates for the paid claims utilized in the estimation of the claim reserves. This original incurred date technique results in estimating a liability for all medical services related to an accident or illness incurred prior to the end of the period, even though the medical services may not be received by the insured until a later financial reporting period. In addition to the developmental reserves, various additional claim reserves are estimated as appropriate. The additional claim reserves estimate liabilities for situations, such as excess pending claims inventory and disputed claims.

     The Group Insurance Division assigns incurred dates based on the date of service. This method estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

     The Company estimates the relevant items, based primarily on historical and current data, and uses this information to determine the assumptions underlying its claims reserve calculations. An extensive degree of judgment is used in this estimation process. For health care costs payable, the reserve balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the reserve calculations. With respect to health claims, the items that have the greatest impact on the Company's financial results are the medical cost trend, which is the rate of increase in health care costs and the unpredictable variability in actual experience. Any adjustments to prior period reserves are included in the benefit expense of the period in which the need for the adjustment becomes known. Due to the considerable variability of health care costs and actual experience, adjustments to health reserves occur each quarter and are sometimes significant.

  ACCOUNTING FOR HEALTH POLICY ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). For financial reporting purposes, underwriting and policy issuance costs with respect to health policies issued through the Company's Self Employed Agency and Student Insurance Divisions are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. See Note A of Notes to Consolidated Financial Statements.

     With respect to health policies sold through the Company's Self Employed Agency Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue (such as occurred during 2002), the Self Employed Agency Division's overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

     The Company monitors and assesses the recoverability of capitalized health policy acquisition costs on a quarterly basis.

  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

     In June 2001, FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million

($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain.

     Historically, the Company generally had amortized the excess of cost over the underlying value of the net assets of companies acquired on a straight-line basis over twenty to twenty-five years. The Company continually reevaluated the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assessed the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination was made.

     At December 31, 2002 and 2001, the Company had goodwill in the amount of $118.9 million and $104.7 million, respectively, and accumulated amortization of $16.7 million and $18.7 million at December 31, 2002 and 2001, respectively, resulting in net goodwill of $102.2 million and $86.0 million at December 31, 2002 and 2001, respectively. The Company recorded goodwill amortization expense in continuing operations in the amount of $4.5 million and $6.1 million in 2001 and 2000, respectively.

     At December 31, 2002 and 2001, the Company had other intangibles in the amount of $10.5 million and $-0-, respectively, and accumulated amortization of $1.8 million and $-0- at December 31, 2002 and 2001, respectively, resulting in net other intangibles of $8.7 million and $-0- at December 31, 2002 and 2001, respectively. The Company recorded other intangibles amortization expense in continuing operations in the amount of $1.8 million, $-0- and $-0- in 2002, 2001 and 2000, respectively.

  ACCOUNTING FOR AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance, SeniorsFirst and CFLD Association Field Services. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company's Common Stock. The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. See Note P of Notes to Consolidated Financial Statements.

  INVESTMENTS

     The Company has classified its investments in securities with fixed maturities as available for sale. Investments in equity securities and securities with fixed maturities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed quarterly to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a loss is recognized at the date of determination.

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

     Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management's review considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

     The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company's results of operations could be significant.

  DEFERRED TAXES

     The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 2002 the Company determined that it was more likely than not that it would be able to realize its deferred tax assets. Accordingly, the Company eliminated or released the remaining valuation allowance related to the operating loss carryover of AMS. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Recording a valuation allowance would result in a charge to income in the period such determination was made. The Company will consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need to record a valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

  DISCONTINUED OPERATIONS

     The Company has reflected as discontinued operations for financial reporting purposes the results of its former United CreditServ sub-prime credit card business, its Special Risk Division operations and its UICI Administrators, Inc. unit. The Company has established a liability for losses on disposal of the discontinued operations. The liability for losses on disposal established by the Company at December 31, 2002 (which is reflected, in the case of United CreditServ, in "other liabilities" on the Company's consolidated balance sheet and, in the case of the Special Risk Division and UICI Administrators, as "net liabilities of discontinued operations, including reserve for losses on disposal" on the Company's consolidated balance sheet) represents the Company's current estimate of all additional losses (including asset write-downs, estimated losses on the sale of the business and/or the assets and continuing operating losses through the date of sale or shut down) that it believes it will incur as part of any sale or shut down of the discontinued operations. The Company regularly monitors and reassesses its estimates for losses on disposal, and if and when such estimates change, the Company will make appropriate adjustments to the liability.

  LOSS CONTINGENCIES

     The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note O of Notes to Consolidated Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

     UICI is currently reviewing the potential impact of the HIPAA privacy regulations on its operations, including its information technology and security systems. The Company cannot at this time predict with specificity what impact
(a) the recently adopted final HIPAA rules governing the privacy of individually-identifiable health information and (b) the proposed HIPAA rules for ensuring the security of individually-identifiable health information may have on the business or results of operations of the Company. However, these new rules will likely increase the Company's burden of regulatory compliance with respect to our life and health insurance products and other information-based products, and may reduce the amount of information the Company may disclose and use if the Company's customers do not consent to such disclosure and use. The Company does not currently believe that the restrictions and duties imposed by the recently adopted final rules on the privacy of individually-identifiable health information, or the proposed rule on security of individually-identifiable health information, will have a material adverse effect on UICI's business and future results of operations.

INCOME TAXES

     The Company's effective tax rate from continuing operations was 31.0% for 2002 compared to 26.4% for 2001 and 52.0% for 2000. The 2002 effective tax rate varied from the federal tax rate of 35%, primarily due to the release of the remaining valuation allowance on the operating loss carryover of AMS. The 2001 effective tax rate varied from the federal tax rate of 35%, primarily due to the decrease in the valuation allowance related to the partial utilization by AMS of its operating loss carryover and a release of a reserve for taxes on undistributed earnings from its subsidiaries that were previously less than 80% owned and are now wholly owned. The 2000 effective tax rate varied from the federal tax rate of 35%, primarily due to the significant operating loss at AMS, for which the Company was not able to recognize a tax benefit. AMS entered the Company's consolidated group for tax purposes on August 3, 2001. Prior to that date AMS filed a separate tax return. As of December 31, 2002, the Company has recognized a net deferred tax asset of $4.6 million. Realization of the net deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized based on anticipated profits and available tax planning strategies. See Note L of Notes to Consolidated Financial Statements.

OTHER MATTERS

     The state of domicile of each of the Company's domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies' specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2002, the risk-based capital ratio of each of the Company's domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

     Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 -- Market for Registrant's Common Stock and Related Stockholder Matters and Note M of Notes to the Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Statement 144 became effective for the Company's fiscal year beginning January 1, 2002.

     In June 2001, the FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement No. 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The impact of implementation on our financial position or results of operations is not expected to be material.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of implementation on our financial position or results of operations is not expected to be material.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions is permitted for entities with a fiscal year ending prior to December 15, 2002. The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. Assuming award levels and fair values similar to past years, the impact of adoption is not material on results of operations. This change will primarily impact the accounting for stock options.

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

     The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In addition, the Company faces competitive and regulatory pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

     The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to state insurance departments and agencies. State insurance departments have also periodically conducted and continue to conduct financial and market conduct examinations and other inquiries of UICI's insurance subsidiaries. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations and inquiries. Historically, the Company's insurance subsidiaries have from time to time been subject to such regulatory fines and penalties. While none of such fines or penalties individually or in the aggregate have to date had a material adverse effect on the results of operations or financial condition of the Company, the Company could be adversely affected by increases in regulatory fines or penalties an/or changes in the scope, nature and/or intensity of regulatory scrutiny and review.

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald

L. Jensen. the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. See Note N of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to three lawsuits challenging the nature of the relationship between MEGA and the National Association for the Self-Employed
(NASE), the membership association that has endorsed MEGA's health insurance products. See Note O of Notes to Consolidated Financial Statements. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

     The Company's Academic Management Services Corp. business could be adversely affected by changes in the Federal Higher Education Act of 1965, which authorizes and governs most federal student aid and student loan programs, and/or changes in other relevant federal or state laws, rules and regulations. The Higher Education Act is subject to review and reauthorization by the recently convened 108th Congress. Congress last reauthorized the Higher Education Act in 1998. While the Company believes that the Higher Education Act of 1965 will in fact be reauthorized, there can be no assurance of the form that reauthorization will take or the changes that the reauthorization bill will bring to the law and regulations governing student finance.

     In addition, existing legislation and future measures by the federal government may adversely affect the amount and nature of federal financial assistance available with respect to loans made through the U.S. Department of Education. Finally, the level of competition currently in existence in the secondary market for loans made under the Federal Loan Programs could be reduced, resulting in fewer potential buyers of the Federal Loans and lower prices available in the secondary market for those loans.

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

     Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $192.3 million principal amount of PLUS loans outstanding at December 31, 2002. The fixed yield on PLUS loans was 6.79% for the twelve months ended June 30, 2002 and was reset to 4.86% for the twelve months beginning July 1, 2002. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2002, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall, while the rate earned on the student loans will remain fixed.

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

     The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $41.4 million based on a 100 basis point increase in interest rates as of December 31, 2002. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously disclosed in a Current Report on Form 8-K (as amended in a Form 8-K/A) dated August 26, 2002, on August 26, 2002, UICI dismissed Ernst & Young LLP as its independent accountants and selected KPMG LLP as its new independent accountants effective August 26, 2002. The Company's Audit Committee participated in and approved the decision to change independent accountants.

     The reports of Ernst & Young LLP on the financial statements for each of the two fiscal years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In addition, in connection with its audits of the Company's financial statements for each of the years ended December 31, 2001 and 2000 and the subsequent interim period through August 26, 2002, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years.

     Except as described in the next succeeding paragraphs, during each of the years ended December 31, 2001 and 2000 and the subsequent interim period through August 26, 2002, there were no reportable events (as defined in Regulation S-K
Item 304(a)(1)(v)).

     In a letter dated April 4, 2000 to the Audit Committee of the Company's Board of Directors, Ernst & Young LLP advised the Company that, during the course of and in connection with Ernst & Young LLP's audit of the Company's consolidated financial statements as of, and for the year ended, December 31, 1999, Ernst & Young LLP had noted certain matters involving the Company's internal controls and its operations that Ernst & Young LLP considered to be "reportable conditions" and "material weaknesses" under standards established by the American Institute of Certified Public Accountants.

     In particular, Ernst & Young LLP identified material weaknesses at the Company's former United CreditServ, Inc. credit card operations and UICI's Academic Management Services Corp. (formerly Educational Finance Group, Inc.) subsidiary ("AMS") and a reportable condition with respect to UICI. With respect to UICI's credit card operations, Ernst & Young LLP identified as material weaknesses the failure to maintain credit card account-by-account detail of a liability account and the failure to conduct regular periodic reconciliations of that account, lack of segregation of duties with respect to preparation and review of the calculation of the credit card loan loss reserve, certain credit card aging matters, and failure to maintain a proper review and approval process for general ledger entries. With respect to UICI's AMS operations, Ernst & Young LLP identified as material weaknesses AMS' failure to maintain timely and accurate accounting records for the purchasing and originating of student loans, the failure to reconcile on a regular periodic basis its student loan receivables assets with the records of the student loan servicers, certain inadequacies in AMS' systems leading to delays in closing AMS' books on a timely basis, the lack of a formal review and approval process on the part of UICI (the parent) with respect to transactions entered into by AMS (the subsidiary), and certain inadequacies in AMS' methodologies for accounting for deferred student loan premiums and origination costs. With respect to UICI, Ernst & Young LLP identified as a reportable condition that the likelihood was high that related party transactions would not be properly recorded.

     UICI's Audit Committee discussed the nature of these material weaknesses and the reportable condition with Ernst & Young LLP and directed that the recommendations contained in the April 4, 2000 letter be adopted and that corrective action be taken. During the course of 2000, management completed the corrective action. UICI's credit card operations (which had been designated as a discontinued operation for financial reporting purposes effective December 31,
1999) effectively ceased doing business in February 2000, and with respect to AMS the Company undertook an extensive reconciliation of its loan ledger with its servicing records and implemented a procedure of regular and periodic reconciliations thereafter. At the parent level, UICI's Board of Directors adopted enhanced procedures designed to ensure the proper identification, approval and reporting of related party transactions. As indicated above, Ernst & Young LLP subsequently delivered an unqualified opinion with respect to the UICI consolidated financial statements as of, and for the year ended December 31, 2000.

     The Company authorized Ernst & Young LLP to respond fully to inquiries of the Company's new accountants concerning these matters.

     The Company provided Ernst & Young LLP with a copy of the disclosure made under Item 4 of the previously filed Form 8-K/A and requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated September 27, 2002, was filed as Exhibit 16 to the Form 8-K/A and is incorporated herein by reference.

     During the years ended December 31, 2001 and 2000 and the subsequent interim period through August 26, 2002, neither the Company nor anyone on its behalf consulted with KPMG LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the Company's Proxy Statement to be filed in connection with the 2003 Annual Meeting of Shareholders, of which the section entitled "Election of Directors" is incorporated herein by reference.

     For information on executive officers of the Company, reference is made to the item entitled "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders, of which the subsection entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to common stock that may be issued under UICI's equity compensation plans as of December 31, 2002:

     Equity Compensation Plan Information:

                                                                                         NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR FUTURE
                              NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE       ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE     PRICE OF OUTSTANDING      COMPENSATION PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND        SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS              RIGHTS                      COLUMN (A))
PLAN CATEGORY                           (A)                        (B)                           (C)
-------------                 -----------------------   -------------------------   ------------------------------
Equity compensation plans
  approved by security
  holders(1)................         1,269,215                   $ 9.76                       2,567,124
Equity compensation plans
  not approved by security
  holders(2)................           795,501                   $14.81                             -0-

---------------

(1) Includes the UICI 1987 Stock Option Plan and the Company's 2001 and 2000 Restricted Stock Plans. Under the terms of the Company's 2001 and 2000 Restricted Stock Plans, the Company may issue an additional 188,750 shares and 44,941 shares of restricted stock, respectively.

(2) Includes the UICI 1998 Employee Stock Option Plan and the Company's 1998 Agent Stock Option Plan, pursuant to which all employees of and agents contracted with the Company in August 1998 received options to purchase UICI Common Stock at an exercise price of $15.00 per share. All unexercised options under these plans expired on January 12, 2003, and no further grants of stock options will be made under these plans. Also includes options granted under the AMLI Realty Co. employee stock option plan, which options were converted into the right to receive shares of the Company's Common Stock in connection with the Company's acquisition of AMLI Realty Co. in 1996. An aggregate of 58,526 shares of UICI common stock are issuable upon exercise of the options initially granted under the AMLI Realty Co. plan. The options have a weighted average exercise price of $12.43. No further grants of stock options will be made under this plan. See Note P of Notes to Consolidated Financial Statements for additional information concerning the Company's stock incentive plans.

     See the Company's Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders, of which the subsection entitled "Nominees" and the subsection entitled "Beneficial Ownership of Common Stock" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders, of which the subsection entitled "Certain Relationships and Related Transactions" is incorporated herein by reference. See Note N of Notes to Consolidated Financial Statements.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

     Disclosure controls and procedures are defined in Rule 13a-14(c) of the Exchange Act as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's disclosure controls and procedures were designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report on Financial Statements and
  Financial Statement Schedules.............................   F-2
Independent Auditors' Report on Financial Statements and
  Financial Statement Schedules.............................   F-3
Consolidated Balance Sheets -- December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Operations -- Years ended
  December 31, 2002, 2001 and 2000..........................   F-5
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 2002, 2001 and 2000....................   F-6
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2002, 2001 and 2000..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

     Financial Statement Schedules

Schedule II  --   Condensed Financial Information of Registrant December 31,
                    2002, 2001 and 2000:
                    UICI (Parent Company).....................................   F-89
Schedule     --   Supplementary Insurance Information.........................   F-92
  III
Schedule IV  --   Reinsurance.................................................   F-94
Schedule V   --   Valuation and Qualifying Accounts...........................   F-95

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

     Exhibits:

     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 64.

     (b) Reports on Form 8-K

     1. Current Report on Form 8-K dated and filed October 30, 2002

     2. Current Report on Form 8-K dated and filed November 13, 2002

     3. Current Report on Form 8-K dated and filed February 6, 2003

     4. Current Report on Form 8-K dated and filed March 3, 2003

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

Date: March 27, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ RONALD L. JENSEN                  Chairman of the Board and Director   March 27, 2003
 ------------------------------------------------
                 Ronald L. Jensen

               /s/ GREGORY T. MUTZ*                      President, Chief Executive       March 27, 2003
 ------------------------------------------------          Officer, and Director
                 Gregory T. Mutz

              /s/ MARK D. HAUPTMAN*                   Vice President, Chief Financial     March 27, 2003
 ------------------------------------------------      Officer, and Chief Accounting
                 Mark D. Hauptman                                 Officer

                /s/ GLENN W. REED                    Executive Vice President, General    March 27, 2003
 ------------------------------------------------          Counsel, and Director
                  Glenn W. Reed

              /s/ STUART D. BILTON*                               Director                March 27, 2003
 ------------------------------------------------
                 Stuart D. Bilton

           /s/ THOMAS P. COOPER, M.D.*                            Director                March 27, 2003
 ------------------------------------------------
              Thomas P. Cooper, M.D.

              /s/ WILLIAM J. GEDWED*                              Director                March 27, 2003
 ------------------------------------------------
                William J. Gedwed

            /s/ PATRICK J. MCLAUGHLIN*                            Director                March 27, 2003
 ------------------------------------------------
              Patrick J. McLaughlin

             /s/ RICHARD T. MOCKLER*                              Director                March 27, 2003
 ------------------------------------------------
                Richard T. Mockler


 *By:               /s/ GLENN W. REED                        (Attorney-in-fact)           March 27, 2003
        ------------------------------------------
                      Glenn W. Reed
                    (Attorney-in-fact)

       CERTIFICATION OF GREGORY T. MUTZ, CHIEF EXECUTIVE OFFICER OF UICI, PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Gregory T. Mutz, certify that:

     1. I have reviewed this Annual Report on Form 10-K of UICI;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREGORY T. MUTZ
                                          --------------------------------------
                                                     Gregory T. Mutz
                                          President and Chief Executive Officer
                                                           UICI

Date: March 27, 2003

      CERTIFICATION OF MARK D. HAUPTMAN, CHIEF FINANCIAL OFFICER OF UICI,
       PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Mark D. Hauptman, certify that:

     1. I have reviewed this Annual Report on Form 10-K of UICI;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MARK D. HAUPTMAN
                                          --------------------------------------
                                                     Mark D. Hauptman
                                             Vice President, Chief Accounting
                                                         Officer
                                               and Chief Financial Officer
                                                           UICI

Date: March 27, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 2         --  Plan of Reorganization of United Group Insurance Company, as
               subsidiary of United Group Companies, Inc. and Plan and
               Agreement of Merger of United Group Companies, Inc. into
               United Insurance Companies, Inc., filed as Exhibit 2-1 to
               the Registration Statement on Form S-1, File No. 33-2998,
               filed with the Securities and Exchange Commission on January
               30, 1986 and incorporated by reference herein.
 3.1(A)    --  Certificate of Incorporation of UICI, as amended, filed as
               Exhibit 4.1 (a) to Registration Statement on Form S-8, File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
 3.2(A)    --  Restated By-Laws, as amended, of the Company, filed as
               Exhibit 4.1(b) to Registration Statement on Form S-8 File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
10.1(B)    --  Reinsurance Agreement between AEGON USA Companies and UICI
               Companies effective January 1, 1995, as amended through
               November 21, 1995 and incorporated by reference herein.
10.1(C)    --  Amendment No. 3 to Reinsurance Agreement between AEGON USA
               Companies and UICI Companies effective April 1, 1996, and
               filed as Exhibit 10.1 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320), and
               incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and
               UICI Companies effective January 1, 1995, as amended through
               November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No.
               0-14320), filed on March 29, 1996, and incorporated by
               reference herein.
10.2       --  Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.3       --  Agreement for acquisition of capital stock of Mark Twain
               Life Insurance Corporation by Mr. Ronald L. Jensen, filed as
               Exhibit 10-4 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.3(A)    --  Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as
               Exhibit 10-4(A) to Amendment No. 1 to Registration Statement
               on Form S-1, File No. 33-2998, filed with the Securities and
               Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4       --  Agreement for acquisition of capital stock of Mid-West
               National Life Insurance Company of Tennessee by the Company
               filed as Exhibit 2 to the Report on Form 8-K of the Company,
               File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10.5(A)    --  Stock Purchase Agreement, dated July 1, 1986, among the
               Company, Charles E. Stuart and Stuart Holding Company, as
               amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.5(B)    --  Acquisition Agreement, dated July 7, 1986 between Associated
               Companies, Inc. and the Company, together with exhibits
               thereto, filed as Exhibit (c)(2) to Statement on Schedule
               14D-1 and Amendment No. 1 to Schedule 13D, filed with the
               Securities and Exchange Commission on July 14, 1986 and
               incorporated by reference herein.
10.5(C)    --  Offer to Purchase, filed as Exhibit (a)(1) to Statement on
               Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed
               with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.6       --  Agreement for acquisition of capital stock of Life Insurance
               Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 27, 1987 and
               incorporated by reference herein.
10.7       --  Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.8       --  Form of Subscription Agreement for 1985 Offering, filed as
               Exhibit 10-7 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.9       --  Repurchase Agreement between Life Investors Inc., UGIC,
               Ronald Jensen and Keith Wood dated January 6, 1984, filed as
               Exhibit 10-8 to Registration Statement on Form S-1, File No.
               33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10      --  Treaty of Assumption and Bulk Reinsurance Agreement for
               acquisition of certain assets and liabilities of Keystone
               Life Insurance Company, filed as Exhibit 10.10 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.11      --  Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and
               certain other assets, filed as Exhibit 10.11 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.12      --  United Insurance Companies, Inc. 1987 Stock Option Plan,
               included with the 1988 Proxy Statement filed with the
               Securities and Exchange Commission on April 25, 1988 and
               incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30,
               1989 and incorporated by reference herein.
10.13      --  Amendment to the United Insurance Companies, Inc. 1987 Stock
               Option Plan, filed as Exhibit 10.13 to the 1988 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 30, 1989 and
               incorporated by reference herein.
10.14      --  UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form
               10-Q dated March 31, 1999, (File No. 0-14320), and
               incorporated by reference herein.
10.15      --  Amendment to Stock Purchase Agreement between American
               Capital Insurance Company and United Insurance Companies,
               Inc., filed as Exhibit 10.15 to the 1988 Annual Report on
               Form 10-K, File No. 0-14320, filed with the Securities and
               Exchange Commission on March 30, 1989 and incorporated by
               reference herein.
10.16      --  Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life
               Insurance Company, the Arizona Life and Disability Insurance
               Guaranty Fund and United Group Insurance Company, as
               modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as
               Exhibit 2 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.17      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United,
               Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.18      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake
               Life Insurance Company and Mid-West National Life Insurance
               Company of Tennessee, filed as Exhibit 4 to Schedule 13D,
               File No. 0-14320 filed with the Securities and Exchange
               Commission on September 3, 1991 and incorporated by
               reference herein.
10.19      --  Second Agreement of Modification to Agreement of
               Substitution and Assumption Reinsurance dated as of November
               15, 1991 among Farm and Home Life Insurance Company, United
               Group Insurance Company, and the Arizona Life and Disability
               Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No.
               1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein. This agreement refers to a
               Modification Agreement dated September 12, 1991. The
               preliminary agreement included in the initial statement was originally dated August 26, 1991.
10.20      --  Addendum to Agreement of Substitution and Assumption
               Reinsurance dated as of November 22, 1991 among United Group
               Insurance Company, Farm and Home Life Insurance Company, and
               the Arizona Life and Disability Insurance Guaranty Fund,
               filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File
               No. 0-14320 filed with the Securities and Exchange
               Commission on February 5, 1992 and incorporated by reference herein.
10.21      --  Modification Agreement dated November 15, 1991 between First
               United, Inc., Underwriters National Assurance Company, and
               Farm and Home Life Insurance Company, The MEGA Life and
               Health Insurance Company, and the Insurance Commissioner of
               the State of Indiana, and filed as Exhibit 3 to Amendment
               No. 1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein.
10.22      --  Agreement of Reinsurance and Assumption dated December 14,
               1992 by and among Mutual Security Life Insurance Company, in
               Liquidation, National Organization of Life and Health
               Insurance Guaranty Associations, and The MEGA Life and
               Health Insurance Company, and filed as Exhibit 2 to the
               Company's Report on Form 8-K dated March 29, 1993, (File No.
               0-14320), and incorporated by reference herein.
10.23      --  Acquisition Agreement dated January 15, 1993 by and between
               United Insurance Companies, Inc. and Southern Educators Life
               Insurance Company, and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.24      --  Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance
               Companies, Inc. and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.25      --  Stock Purchase Agreement by and among United Insurance
               Companies, Inc. and United Group Insurance Company and
               Landmark Land Company of Oklahoma, Inc. dated January 6,
               1994, and filed as Exhibit 10.27 to Form 10-Q dated March
               31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.26      --  Private Placement Agreement dated June 1, 1994 of 8.75%
               Senior Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's
               Report on Form 8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
10.27      --  Asset Purchase Agreement between UICI Companies and PFL Life
               Insurance Company, Bankers United Life Assurance Company,
               Life Investors Insurance Company of America and Monumental
               Life Insurance Company and Money Services, Inc. effective
               April 1, 1996, as filed as Exhibit 10.2 to the Company's
               Report on Form 8-K dated April 1, 1996 (File No. 0-14320)
               and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.28      --  General Agent's Agreement between Mid-West National Life
               Insurance Company of Tennessee and United Group Association,
               Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company's Report on Form 8-K dated April 1, 1996 (File
               No. 0-14320), and incorporated by reference herein.
10.29      --  General Agent's Agreement between The MEGA Life and Health
               Insurance Company and United Group Association, Inc.
               Effective April 1, 1996, and filed as Exhibit 10.4 to the
               Company's Report on Form 8-K dated April 1, 1996 (File No.
               0-14320) and incorporated by reference herein.
10.30      --  Agreement between United Group Association, Inc. and
               Cornerstone Marketing of America effective April 1, 1996,
               and filed as Exhibit 10.5 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320) and
               incorporated by reference herein.
10.31      --  Stock exchange agreement dated October 1996 by and between
               AMLI Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as
               Exhibit 10.31 to the Registration Statement on Form S-3 File
               No. 333-23899 filed with the Securities and Exchange
               Commission on April 25, 1997 and incorporated by reference herein.
10.32      --  Agreement dated December 6, 1997 by and between UICI, UICI
               Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S.
               Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937
               filed with the Securities and Exchange Commission on
               December 22, 1997 and incorporated by reference herein.
10.33      --  Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational
               Finance Group, Inc. filed as Exhibit 10.1 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.34      --  Loan Agreement among UICI, Bank of America, as
               administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent
               dated May 17, 1999 filed as Exhibit 10.2 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.35      --  Indenture Agreement dated as of August 5, 1999 between
               EFG-III, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as Exhibit 10.3 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.36      --  Indenture Agreement dated as of June 14, 1999 between
               EFG-II, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as Exhibit 10.4 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.44      --  Stock Purchase Agreement dated, July 27,2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10.45      --  Management Agreement, dated December 31, 2000 between UICI,
               The Mega Life and Health Insurance Company and William J.
               Gedwed, filed as Exhibit 10.45 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.46      --  UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.47      --  UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.48      --  Termination Agreement, dated April 13, 2000 between UICI,
               UICI Acquisition Co., UICI Capital Trust I, and HealthPlan
               Services Corporation, filed as Exhibit 10.48 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.49      --  Management Agreement dated October 13, 2000 between UICI and
               William P. Benac, filed as Exhibit 10.49 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.50      --  Information Technology Services Agreement by and between
               UICI and Insurdata Incorporated (now HealthAxis, Inc.),
               dated January 3, 2000, filed as Exhibit 10.50 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.51      --  Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.52      --  Administrative Service Agreement dated July 27,2000 between
               The MEGA Life and Health Insurance Company and National
               Motor Club of America, Inc, filed as Exhibit 10.52 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53      --  Stock Purchase Agreement dated May 12, 2000 between UICI and
               The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life
               Insurance Company, filed as Exhibit 10.53 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.54      --  Promissory Note dated June 29, 2000 between UICI and
               Columbus Bank and Trust maturing June 30, 2005, filed as
               Exhibit 10.54 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.55      --  Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of AMLI Realty Co., filed as Exhibit 10.55 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.56      --  Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. ("Put/Call Agreement) with respect to the
               TOP Plan Funding Obligation, together with extension
               agreements dated August 15, 2000, October 16, 2000, and
               February 7, 2001, filed as Exhibit 10.56 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.57      --  Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services,
               Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58      --  Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.58 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.59      --  Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.59 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.
10.60      --  Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit
               National Bank, UICI Receivables Funding Corporation, and
               UICI and Household Bank (SB), N.A. and Household Credit
               Services, Inc., together with Amendment No. 1, filed as
               Exhibit 10.60 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.61      --  Lease Agreement dated September 30, 2000 between Household
               Credit Services, Inc. (tenant) and Specialized Card
               Services, Inc. (Landlord), filed as Exhibit 10.61 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62      --  Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America,
               Inc., filed as Exhibit 10.62 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.63      --  Software License Agreement dated January 30, 2001 between
               UICI and HealthAxis.com, filed as Exhibit 10.63 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.64      --  Agreement, dated March 14, 2001, between UICI, MEGA and
               Charles Prater, filed as Exhibit 10.64 to the Company's 2000
               Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.65      --  Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association,
               filed as Exhibit 10.65 to the Company's 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.66      --  General and First Supplemental Indenture between CLFD-I,
               Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1,
               2001, filed as Exhibit 10.66 to the Company's 2001 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 22, 2002 and
               incorporated by reference herein.
10.67      --  Indenture agreement dated January 30, 2002 between
               AMS-12002, LP as Issuer and Bank One, National Association,
               as Indenture Trustee and Eligible Lender Trustee filed as
               Exhibit 10.67 to the Company's 2001 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 22, 2002 and incorporated by
               reference herein.
10.68      --  Stock purchase agreement dated February 28, 2002 among The
               S.T.A.R. Human Resource Group, Inc., STAR Administrative
               Services, Inc. and certain Shareholders and UICI filed as
               Exhibit 10.68 to the Form 10-Q dated March 31, 2002, File
               No. 001-14953 and incorporated by reference herein.
10.69      --  Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as
               Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan
               Asset Backed Notes, Senior Series 2002A-1 (Auction Rate
               Certificates) filed as Exhibit 10.69 to the Form 10-Q dated
               June 30, 2002, File No. 001-14953 and incorporated by
               reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.70      --  Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as
               Trustee, amending General Indenture, dated as of April 1,
               2001, relating to CFLD-I, Inc. Student Loan Asset Backed
               Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30,
               2002, File No. 001-14953 and incorporated by reference
               herein.
10.71      --  Indenture Agreement dated August 21, 2002 among AMS-2 2002,
               LP, as Issuer, and BankOne, National Association, as
               Indenture Trustee and Eligible Lenders Trustee filed as
               Exhibit 10.71 to the Form 10-Q dated September 30, 2002,
               File No. 001-14953 and incorporated by reference herein.
16         --  Letter, dated September 27, 2002, from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountants, filed as Exhibit 16 to the Current
               Report on Form 8-K (as amended by Form 8-K/A), dated August
               26, 2002, File No. 001-14953 and incorporated by reference herein.
21         --  Subsidiaries of UICI
23.1       --  Consent of Independent Auditors-KPMG LLP
23.2       --  Consent of Independent Auditors-Ernst & Young LLP
24         --  Power of Attorney
99.1       --  Certificate of Gregory T. Mutz, Chief Executive Officer of
               UICI, pursuant to sec.906 of the Sarbanes-Oxley Act of 2002
99.2       --  Certificate of Mark D. Hauptman, Chief Financial Officer of
               UICI, pursuant to sec.906 of the Sarbanes-Oxley Act of 2002

                         NOTE FOR READERS OF FORM 10-K

     This copy of the Annual Report on Form 10-K only includes a copy of Exhibit
21. UICI will provide a copy of any exhibit upon written request. All requests should be mailed to the address on Page 1 or to ir@uici.net.

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 15(A)(1) AND (2), (C), AND (D)
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                         FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2002

                                      UICI

                                      AND

                                  SUBSIDIARIES
                                 DALLAS, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

     We have audited the accompanying consolidated balance sheet of UICI and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have audited the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets.

                                          KPMG LLP

Dallas, Texas
March 3, 2003

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
UICI

     We have audited the accompanying consolidated balance sheet of UICI and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 6, 2002

                             UICI AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Investments
  Securities available for sale --
    Fixed maturities, at fair value (cost:
     2002 -- $1,051,710; 2001 -- $924,709)..................  $1,088,126   $  929,291
    Equity securities, at fair value (cost:
      2002 -- $52,526; 2001 -- $42,419).....................      81,240       84,445
  Mortgage and collateral loans.............................       7,322        5,404
  Policy loans..............................................      19,191       20,127
  Investment in Healthaxis, Inc.............................       4,929        8,278
  Short-term and other investments..........................     138,854      171,173
                                                              ----------   ----------
         Total Investments..................................   1,339,662    1,218,718
Cash and cash equivalents...................................      54,916       50,777
Student loans...............................................   1,430,989    1,278,427
Restricted cash.............................................     410,184      295,182
Reinsurance receivables.....................................      59,155       63,825
Due premiums and other receivables..........................      61,304       48,480
Investment income due and accrued...........................      59,127       60,879
Refundable income taxes.....................................       1,232        5,317
Deferred acquisition costs..................................      89,617       73,928
Goodwill and other intangible assets........................     110,907       86,010
Deferred income tax.........................................       4,649       14,856
Property and equipment, net.................................      91,093       70,634
Other assets................................................      17,469       14,199
                                                              ----------   ----------
                                                              $3,730,304   $3,281,232
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities:
  Future policy and contract benefits.......................  $  423,218   $  423,297
  Claims....................................................     466,429      354,011
  Unearned premiums.........................................     121,750       95,399
  Other policy liabilities..................................      17,706       18,654
Accounts payable............................................      35,245       32,371
Other liabilities...........................................     138,452      116,147
Collections payable.........................................     155,908      140,894
Debt........................................................       9,547       25,303
Student loan credit facilities..............................   1,752,602    1,506,202
Net liabilities of discontinued operations, including
  reserve for losses on disposal............................      24,397       34,382
                                                              ----------   ----------
                                                               3,145,254    2,746,660
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share -- authorized
    10,000,000 shares, no shares issued and outstanding in
    2002 and 2001...........................................          --           --
  Common Stock, par value $0.01 per share -- authorized
    100,000,000 shares in 2002 and 2001; 50,909,952 issued
    and 46,134,350 outstanding in 2002; 49,404,323 issued
    and 46,669,237 outstanding in 2001......................         509          494
  Additional paid-in capital................................     236,082      201,328
  Accumulated other comprehensive income....................      42,337       30,294
  Retained earnings.........................................     364,032      317,169
  Treasury stock, at cost (4,775,602 shares in 2002 and
    2,105,218 shares in 2001)...............................     (57,910)     (14,713)
                                                              ----------   ----------
                                                                 585,050      534,572
                                                              ----------   ----------
                                                              $3,730,304   $3,281,232
                                                              ==========   ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                   2002              2001              2000
                                                              --------------    --------------    --------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Premiums:
    Health (includes amounts received from related parties
     of $8,530, $6,681 and $4,187 in 2002, 2001 and 2000,
     respectively)..........................................    $1,181,195        $  776,297        $  644,570
    Life premiums and other considerations..................        31,549            34,679            36,814
                                                                ----------        ----------        ----------
                                                                 1,212,744           810,976           681,384
  Investment income.........................................        84,441            83,829            89,775
  Other interest income (includes amounts received from
    related parties of $4, $20 and $911 in 2002, 2001 and
    2000, respectively).....................................        66,311            88,427           111,415
  Other income (includes amounts received from related
    parties of $9,456, $11,412 and $6,677 in 2002, 2001 and
    2000, respectively).....................................       121,083           111,037           111,866
  Gain on sale of HealthAxis.com shares.....................            --                --            26,300
  Gains (losses) on sale of investments.....................        (5,598)            5,165            (1,942)
                                                                ----------        ----------        ----------
                                                                 1,478,981         1,099,434         1,018,798
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses.................       774,569           530,969           439,704
  Underwriting, policy acquisition costs, and insurance
    expenses (includes amounts paid to related parties of
    $20,375, $28,760 and $31,249 in 2002, 2001 and 2000,
    respectively)...........................................       416,547           267,800           225,181
  Stock appreciation expense................................        18,057             6,933             5,300
  Other expenses, (includes amounts paid to related parties
    of $4,110, $5,409 and $2,933 in 2002, 2001 and 2000,
    respectively)...........................................       126,743           119,126           129,040
  Depreciation (includes expense on assets purchased from
    related parties of $1,784, $510 and $688 in 2002, 2001
    and 2000, respectively).................................        15,925            14,130            13,281
  Interest expense (includes amounts paid to related parties of $-0-, $98 and $4,559 in 2002, 2001 and 2000,
    respectively)...........................................         1,546             5,018            13,639
  Interest expense -- student loan credit facility..........        41,521            69,448           101,596
  Losses in Healthaxis, Inc. investment.....................         9,639            10,597            15,623
  Goodwill amortization.....................................            --             4,516             6,080
                                                                ----------        ----------        ----------
                                                                 1,404,547         1,028,537           949,444
                                                                ----------        ----------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......        74,434            70,897            69,354
Federal income taxes........................................        23,080            18,724            36,090
                                                                ----------        ----------        ----------
INCOME FROM CONTINUING OPERATIONS...........................        51,354            52,173            33,264
DISCONTINUED OPERATIONS:
Income (loss) from operations, (net of income tax benefit
  $649, $3,796 and $2,346 in 2002, 2001 and 2000,
  respectively).............................................           653            (9,281)           (4,131)
Estimated loss on disposal (net of income tax benefit of
  $-0-, $-0- and $12,600 in 2002, 2001 and 2000,
  respectively).............................................            --                --           (23,400)
                                                                ----------        ----------        ----------
                                                                       653            (9,281)          (27,531)
                                                                ----------        ----------        ----------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................        52,007            42,892             5,733
  Cumulative effect of accounting change (net of income tax
    benefit of $1,742, $-0- and $-0- in 2002, 2001 and 2000,
    respectively)...........................................        (5,144)               --                --
                                                                ----------        ----------        ----------
NET INCOME..................................................    $   46,863        $   42,892        $    5,733
                                                                ==========        ==========        ==========
Earnings per share:
Basic earnings
      Income from continuing operations.....................    $     1.08        $     1.12        $     0.71
      Income (loss) from discontinued operations............          0.02             (0.20)            (0.59)
                                                                ----------        ----------        ----------
      Income before cumulative effect of accounting
       change...............................................          1.10              0.92              0.12
      Cumulative effect of accounting change................         (0.11)               --                --
                                                                ----------        ----------        ----------
NET INCOME..................................................    $     0.99        $     0.92        $     0.12
                                                                ==========        ==========        ==========
Diluted earnings
      Income from continuing operations.....................    $     1.05        $     1.09        $     0.70
      Income (loss) from discontinued operations............          0.02             (0.19)            (0.58)
                                                                ----------        ----------        ----------
      Income before cumulative effect of accounting
       change...............................................          1.07              0.90              0.12
      Cumulative effect of accounting change................         (0.11)               --                --
                                                                ----------        ----------        ----------
NET INCOME..................................................    $     0.96        $     0.90        $     0.12
                                                                ==========        ==========        ==========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ACCUMULATED
                                                              ADDITIONAL       OTHER
                                                     COMMON    PAID-IN     COMPREHENSIVE    RETAINED   TREASURY
                                                     STOCK     CAPITAL     INCOME (LOSS)    EARNINGS    STOCK      TOTAL
                                                     ------   ----------   --------------   --------   --------   --------
                                                                            (DOLLARS IN THOUSANDS)
Balance at January 1, 2000.........................   $466     $173,585       $(30,432)     $268,544   $ (4,729)  $407,434
Comprehensive income:
  Net income.......................................                                            5,733                 5,733
  Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on
      securities...................................                             31,302                              31,302
    Deferred income tax expense....................                            (10,391)                            (10,391)
    Other..........................................                               (547)                               (547)
                                                                                                                  --------
      Other comprehensive income...................                                                                 20,364
                                                                                                                  --------
Comprehensive income...............................                                                                 26,097
                                                                                                                  --------
Common stock issued................................     17        9,047                                              9,064
Common shares unearned.............................              (6,271)                                            (6,271)
Retirement of treasury stock.......................                                                         (66)       (66)
Sale of treasury stock.............................              (3,125)                                  4,046        921
Capital contribution...............................               8,905                                              8,905
Payments on notes receivable from shareholders.....               1,021                                              1,021
                                                      ----     --------       --------      --------   --------   --------
Balance at December 31, 2000.......................    483      183,162        (10,068)      274,277       (749)   447,105
Comprehensive income:
  Net income.......................................                                           42,892                42,892
  Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on
      securities...................................                             62,090                              62,090
    Deferred income tax expense....................                            (21,608)                            (21,608)
    Other..........................................                               (120)                               (120)
                                                                                                                  --------
      Other comprehensive income...................                                                                 40,362
                                                                                                                  --------
Comprehensive income...............................                                                                 83,254
                                                                                                                  --------
Common stock issued................................     11       15,336                                   1,039     16,386
Exercise stock options.............................                  28                                                 28
Purchase of treasury stock.........................                                                     (15,003)   (15,003)
Payments on notes receivable from shareholders.....               2,802                                              2,802
                                                      ----     --------       --------      --------   --------   --------
Balance at December 31, 2001.......................    494      201,328         30,294       317,169    (14,713)   534,572
Comprehensive income:
  Net income.......................................                                           46,863                46,863
  Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on
      securities...................................                             18,523                              18,523
    Deferred income tax expense....................                             (6,374)                             (6,374)
    Other..........................................                               (106)                               (106)
                                                                                                                  --------
      Other comprehensive income...................                                                                 12,043
                                                                                                                  --------
Comprehensive income...............................                                                                 58,906
                                                                                                                  --------
Common stock issued................................      8       20,203                                    (682)    19,529
Exercise stock options.............................      7       13,166                                             13,173
Purchase of treasury stock.........................                                                     (42,515)   (42,515)
Capital contribution...............................               1,185                                              1,185
Payments on notes receivable from shareholders.....                 200                                                200
                                                      ----     --------       --------      --------   --------   --------
Balance at December 31, 2002.......................   $509     $236,082       $ 42,337      $364,032   $(57,910)  $585,050
                                                      ====     ========       ========      ========   ========   ========

                See notes to consolidated financial statements.

                             UICI AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002         2001         2000
                                                              -----------   ---------   -----------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................................  $    46,863   $  42,892   $     5,733
   Loss on Disposal of Discontinued Operation...............           --          --        36,000
 Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
   Amounts charged to loss on disposal of discontinued
     operations.............................................      (20,966)     (7,675)     (131,898)
   Increase in policy liabilities...........................      111,412      83,364        32,466
   Decrease (increase) in accrued investment income.........        1,752       1,135        (7,466)
   Increase (decrease) in other liabilities and accrued
     expenses...............................................       32,860       8,154       (49,546)
   Increase (decrease) in collections payable...............       15,014      29,107        (1,270)
   Stock appreciation expense...............................       18,056       7,351         5,308
   Deferred income tax (benefit) change.....................          791      (3,513)       45,325
   Refundable income taxes..................................        3,949       5,003        11,095
   Decrease (increase) in reinsurance receivables and other
     receivables............................................       34,337       2,675        (5,693)
   Acquisition costs deferred...............................      (55,796)    (43,198)      (21,654)
   Amortization of deferred acquisition costs...............       40,237      37,655        23,664
   Depreciation and amortization............................       30,308      25,393        25,671
   Operating loss of Healthaxis, Inc........................        3,139      10,597        15,623
   (Gains) loss on sale of investments......................        5,598     (10,805)      (25,889)
   Other items, net.........................................       (1,517)      1,563        21,260
                                                              -----------   ---------   -----------
     Cash Provided by (Used in) Operating Activities........      266,037     189,698       (21,271)
                                                              -----------   ---------   -----------
INVESTING ACTIVITIES
 Securities available-for-sale
   Purchases................................................     (725,270)   (397,085)     (123,617)
   Sales....................................................      450,458     219,773       150,078
   Maturities, calls and redemptions........................      129,389      81,559        49,917
 Credit card loans
   Fundings.................................................           --          --      (221,530)
   Repayments...............................................           --          --       288,084
   Sales....................................................           --          --       124,122
 Student loans
   Purchases and originations...............................     (758,905)   (757,062)     (783,600)
   Maturities...............................................      335,388     187,772       165,894
   Sales....................................................      270,956     446,934       787,684
 Other investments
   Purchases................................................       (3,992)     (2,807)       (2,173)
   Sales, repayments and maturities.........................        2,997      24,169         8,859
   Decrease (increase) in restricted cash...................     (115,002)    (70,426)      267,060
 Short-term investments -- net..............................       35,174     (24,093)       21,709
 Purchase of subsidiaries and life and health business net
   of cash acquired of $2,649, $-0-, and $425, in 2002,
   2001, and 2000, respectively.............................      (30,783)         --        (4,481)
 Proceeds from subsidiaries sold, net of cash disposed of
   $701 in 2002; $1 in 2001; and $8,319 in 2000.............        3,242         140        36,854
 Sale of two million shares of HealthAxis.com...............           --          --        30,000
 Additions to property and equipment........................      (40,945)    (16,536)      (17,138)
Minority interest purchased.................................       (1,948)         --            --
 Increase in agents' receivables............................       (7,104)     (4,121)       (2,870)
                                                              -----------   ---------   -----------
     Cash Provided by (Used in) Investing Activities........     (456,345)   (311,783)      774,852
                                                              -----------   ---------   -----------
FINANCING ACTIVITIES
 Net cash provided by (used in) time deposits...............           --          --      (290,023)
 Proceeds from notes payable................................           --          --       104,000
 Repayment of notes payable.................................      (15,756)    (45,732)     (189,015)
 Issuance of note receivable to related party...............           --          --       (35,000)
 Proceeds from note receivable from related party...........           --          --        35,000
 Proceeds from payable to related party.....................           --          --        76,000
 Repayment of payable to related party......................           --     (18,954)      (57,046)
 Proceeds from student loan credit facilities...............    1,300,807     726,245       723,700
 Repayment of student loan credit facilities................   (1,054,407)   (554,892)   (1,095,992)
 Deposits from investment products..........................       13,407      14,576        15,965
 Withdrawals from investment products.......................      (24,538)    (30,888)      (45,809)
   Exercising of stock options and warrants.................       12,616          --            --
 Capital Contributions......................................           --          --         8,905
 Purchase of treasury stock.................................      (42,515)    (13,964)           --
 Other......................................................        4,833      15,602         2,512
                                                              -----------   ---------   -----------
     Cash Provided by (Used in) Financing Activities........      194,447      91,993      (746,803)
                                                              -----------   ---------   -----------
Net Increase (decrease) in Cash.............................        4,139     (30,092)        6,778
Cash and cash equivalents at Beginning of Period............       50,777      80,869        74,091
                                                              -----------   ---------   -----------
Cash and cash equivalents at End of Period..................  $    54,916   $  50,777   $    80,869
                                                              ===========   =========   ===========

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

  NATURE OF OPERATIONS

     The Company offers insurance (primarily health and life) and selected financial services to niche consumer and institutional markets. The Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. Information on the Company's operations by segment is included in Note R.

     Through its Self-Employed Agency Division ("SEA Division"), the Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company's basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization plans, as well as other supplemental types of coverage. The Company markets these higher deductible products through "dedicated" agency sales forces comprised of independent contractor agents that primarily sell the Company's products.

     The Company has classified as its Group Insurance Division the operations of its former Student Insurance Division and the operations of the Company's recently acquired Star HRG business unit. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis. Effective February 28, 2002, the Company acquired the business of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "Star HRG" unit), a Phoenix, Arizona based business specializing in the development, marketing, and administration of limited benefit plans for entry level, high turnover, hourly employees.

     Through its Life Insurance Division, the Company offers life insurance and annuity products to individuals through its dedicated field force.

     In 2001 the Company began to develop long-term care and Medicare supplement insurance products for the senior market. The Company is currently reinsuring 20% of its risk with respect to long-term care coverage on a coinsurance basis with a third party reinsurer. Senior market products are distributed through independent agents affiliated with Guaranty Senior Assurance (a division of The MEGA Life and Health Insurance Company) and through independent agents affiliated with SeniorsFirst LLC, an agency in which the Company holds a 50% ownership interest.

     Academic Management Services Corp. ("AMS") (a wholly-owned subsidiary of the Company) provides financial solutions for college students and the educational institutions they attend by offering an integrated package of student loans and student loan servicing. UICI also holds a significant equity interest (approximately 45% of the issued and outstanding shares at December 31, 2002) in Healthaxis, Inc., a publicly traded corporation (Nasdaq: HAXS) that provides web-based connectivity and applications solutions for health benefit distribution and administration.

     UICI is a holding company, and the Company conducts its insurance businesses through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company ("MEGA"), Mid-West National Life Insurance Company of Tennessee ("Mid-West") and The Chesapeake Life Insurance Company ("Chesapeake"). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue

                             UICI AND SUBSIDIARIES
health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

     The Company's Other Key Factors segment includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments, (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of Barron Risk Management Services, Inc. the remaining portion of the Company's former TPA Division) until its sale by the Company in September 2002, and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

  DISCONTINUED OPERATIONS

     The Company has reflected as discontinued operations for financial reporting purposes for all periods presented the results of its former United CreditServ sub-prime credit card business, its Special Risk Division operations and its former UICI Administrators, Inc. unit. See Note B of Notes to Consolidated Financial Statements.

  USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. (See Note M for stockholders' equity and net income from insurance subsidiaries as determined using statutory accounting practices.)

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

                             UICI AND SUBSIDIARIES

     Short-term investments are carried at fair value, which approximates cost.

     The Company accounts for its investment in Healthaxis, Inc. on the equity method, and, accordingly, the Company's investment in Healthaxis is stated at the Company's cost, as adjusted for contributions or distributions and the Company's share of Healthaxis, Inc.'s income or loss.

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

     Investments are reviewed quarterly to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a loss is recognized at the date of determination.

  CASH AND CASH EQUIVALENTS

     The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and invested temporarily in various instruments with maturities of three months or less at the time of purchase.

  STUDENT LOANS

     Student loans (consisting of student loans originated and student loans purchased) are carried at their unpaid principal balances (less any applicable allowance for losses) plus capitalized loan origination costs and, in the case of student loans purchased in the secondary market at a premium to par, plus unamortized premiums.

     Capitalized loan origination costs consisted of the incremental direct costs associated with originating student loans, which were principally origination fees charged by the U.S. Department of Education. Capitalized loan origination costs and premiums on purchased loans are amortized over the life of the underlying loans or included in the calculation of gain or loss if loans are sold in the secondary market. The Company had deferred student loan origination costs in the amount of $10.9 million and $12.1 million at December 31, 2002 and 2001.

  DEFERRED ACQUISITION COSTS

     The Company incurs various costs in connection with the origination and initial issuance of its health and life insurance policies and annuities, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents).

     With respect to health policies issued through the Company's Self Employed Agency and Group Insurance Divisions, for financial reporting purposes underwriting and policy issuance costs are expensed as incurred. Costs associated with generating sales leads with respect to the health business issued through the Self Employed Agency Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. The Company defers the portion of commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned.

                             UICI AND SUBSIDIARIES

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

     The following is an analysis of deferred acquisition costs:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Costs of policies acquired:
  Beginning of year.....................................  $ 4,226   $ 4,378   $16,786
     Additions..........................................       --       900        --
     Amortization(a)....................................     (850)   (1,052)   (2,674)
     Sale of National Motor Club........................       --        --    (9,734)
                                                          -------   -------   -------
  End of year...........................................    3,376     4,226     4,378
Deferred costs of policies issued.......................   86,241    69,702    63,747
                                                          -------   -------   -------
       Total Deferred Acquisition Costs.................  $89,617   $73,928   $68,125
                                                          =======   =======   =======

---------------

(a) The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 8%.

     The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2002 is estimated to be as follows:

                                                              (IN THOUSANDS)
2003........................................................      $  931
2004........................................................         763
2005........................................................         545
2006........................................................         410
2007........................................................         239
2008 and thereafter.........................................         488
                                                                  ------
                                                                  $3,376
                                                                  ======

  RESTRICTED CASH

     At December 31, 2002 and 2001, the Company held restricted cash in the amount of $410.2 million and $295.2 million, respectively. Restricted cash consisted primarily of funds held by AMS for the benefit of participants in AMS' tuition budgeting program and funds securing AMS and College Fund Life Insurance Division student loan credit facilities held in bankruptcy-remote, special purpose entities in the amount of $220.4 million and $127.3 million as of December 31, 2002 and 2001, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. See Note K.

                             UICI AND SUBSIDIARIES

     A subsidiary of AMS has entered into a trust agreement with a bank for the safekeeping of payments received from participants in AMS' tuition budgeting program. All funds are held in trust for the benefit of the participants. AMS is entitled to the interest earned on the funds held in the trust as well as tuition budgeting program fees deposited into the trust. The trust held invested assets in the amount of approximately $156.7 million and $141.7 million at amortized cost (which approximated market) at December 31, 2002 and 2001, respectively. The funds are invested in U.S. Treasury securities, government agency securities, high-grade commercial paper, and money market funds of insured depository institutions at December 31, 2002 and 2001.

     At December 31, 2002 and 2001, the Company's 80%-owned subsidiary, SunTech Processing Systems, LLC ("STP"), held funds in the amount of $21.9 million and $21.8 million, respectively, in an account designated by a court registry, all of which funds are reflected as restricted cash at such dates. Because the Company has assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company has established and has recorded a corresponding liability in the amount of $21.9 million and $21.8 million at December 31, 2002 and 2001, respectively, equal to the total cash and cash equivalents on deposit in the court registry. See Notes N and O of Notes to Consolidated Financial Statements.

     Set forth below is a summary of restricted cash held by the Company at December 31, 2002 and 2001:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
UICI:
  STP Court registry........................................  $ 21,934   $ 21,835
  Other.....................................................     5,500         --
AMS:
  Student loan credit facilities............................   172,120    113,421
  Tuition installment plan trust............................   156,696    141,663
  Other.....................................................     3,591      2,316
College Fund Life Division:
  Student loan credit facilities............................    48,245     13,851
  Other.....................................................     2,098      2,096
                                                              --------   --------
     Total restricted cash..................................  $410,184   $295,182
                                                              ========   ========

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company establishes an allowance for potential losses that could result from defaults or write-downs on various assets. The reserves are maintained at a level that the Company believes is adequate to absorb estimated losses.

     The Company's allowance for losses is as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
                                                               (IN THOUSANDS)
Agents' receivables.........................................  $ 3,742   $1,954
Mortgage loans..............................................      324    1,201
Student loans...............................................    3,502    3,585
Real estate.................................................    2,434    1,083
                                                              -------   ------
                                                              $10,002   $7,823
                                                              =======   ======

                             UICI AND SUBSIDIARIES

  PROPERTY AND EQUIPMENT

     Property and equipment includes buildings, leasehold improvements, furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). Real estate held for sale (consisting of Sioux Falls buildings) is reported at fair value.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $  2,176   $  2,884
Buildings and leasehold improvements........................    18,887     32,844
Real estate held for sale...................................    15,826         --
Construction in progress....................................    13,795         --
Furniture, software and equipment...........................   104,728     86,672
                                                              --------   --------
                                                               155,412    122,400
Less accumulated depreciation...............................    64,319     51,766
                                                              --------   --------
Property and equipment (net)................................  $ 91,093   $ 70,634
                                                              ========   ========

     In 2002 the Company incurred $13.8 million of capitalized construction costs and investments in furniture and fixtures associated with an expansion of its facilities in North Richland Hills, Texas. The Company currently anticipates that it will incur additional costs of approximately $6.4 million in 2003 to complete the facilities expansion project.

  GOODWILL AND OTHER INTANGIBLES

     In June 2001, FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain.

     See Note G for a description of the pro forma impact to the Company's net income for the years ended December 31, 2002, 2001 and 2000 as a result of the non-amortization provisions of Statement 142.

                             UICI AND SUBSIDIARIES

     Historically, the Company generally had amortized the excess of cost over the underlying value of the net assets of companies acquired on a straight-line basis over twenty to twenty-five years. The Company continually reevaluated the propriety of the carrying amount of goodwill, as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful life. The Company assessed the recoverability of goodwill based upon several factors, including management's intention with respect to the operations to which the goodwill relates and those operations' projected future income and undiscounted cash flows. An impairment loss would be recorded in the period such determination was made.

     At December 31, 2002 and 2001, the Company had recorded goodwill in the amount of $118.9 million and $104.7 million, respectively, and accumulated amortization of $16.7 million and $18.7 million at December 31, 2002 and 2001, respectively, resulting in net goodwill of $102.2 million and $86.0 million at December 31, 2002 and 2001, respectively. The Company recorded goodwill amortization expense in continuing operations in the amount of $4.5 million and $6.1 million in 2001 and 2000, respectively, prior to effectiveness of Statement 142.

     At December 31, 2002 and 2001, the Company had other intangibles in the amount of $10.5 million and $-0-, respectively, and accumulated amortization of $1.8 million and $-0- at December 31, 2002 and 2001, respectively, resulting in net other intangibles of $8.7 million and $-0- at December 31, 2002 and 2001, respectively. The Company recorded other intangibles amortization expense in continuing operations in the amount of $1.8 million, $-0- and $-0- in 2002, 2001 and 2000, respectively.

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

     The Company uses the developmental method to estimate claims reserves. This method applies completion factors to paid claims in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the incurred dates of the paid claims.

     The SEA Division assigns original incurred dates for the paid claims utilized in the estimation of the claim reserves. This original incurred date technique results in estimating a liability for all medical services related to an accident or illness incurred prior to the end of the period, even though the medical services may not be received by the insured until a later financial reporting period. In addition to the developmental reserves, various additional claim reserves are estimated as appropriate. The additional claim reserves estimate liabilities for situations, such as excess pending claims inventory and disputed claims.

     The Group Insurance Division assigns incurred dates based on the date of service. This method estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

  RECOGNITION OF PREMIUM REVENUES AND COSTS

     Premiums on traditional life insurance are recognized as revenue when due. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and

                             UICI AND SUBSIDIARIES
amortization of acquisition costs. Revenues for universal life-type and annuity contracts consist of charges for the cost of insurance, policy administration and surrender charges assessed during the year. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances, and interest credited to contract balances.

  UNEARNED PREMIUMS

     Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis.

  OTHER INTEREST INCOME

     Other interest income consists primarily of interest earned on the Company's AMS student loan portfolio.

  OTHER INCOME

     Other income consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that endorse the Company's health insurance products, income derived by AMS from tuition installment program fees, loan-servicing fees and gains on loan sales, and fee income derived by the Company from its AMLI Realty Co. subsidiary. Income is recognized as services are provided. Effective December 31, 2002, the Company determined to reclassify into other income certain fees received by the Company from membership marketing services provided by the SEA Division to the membership associations that endorse the Company's health insurance products, which fees had previously been classified for financial reporting purposes as premium. The corresponding amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

  UNDERWRITING, POLICY ACQUISITION COSTS AND INSURANCE EXPENSES

     Underwriting, policy acquisition costs and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. Effective December 31, 2002, the Company determined to reclassify from underwriting, policy acquisition costs and insurance expenses to other expenses the direct expenses incurred by the Company in connection with generating other income at the SEA Division. The corresponding amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

  OTHER EXPENSES

     Other expenses consist primarily of operating expenses at AMS and direct expenses incurred by the Company in connection with generating other income at the SEA Division. Effective December 31, 2002, the Company determined to reclassify to other expenses from underwriting, policy acquisition costs and insurance expenses the direct expenses incurred by the Company in connection with generating other income at the SEA Division. The corresponding amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

  REINSURANCE

     Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

                             UICI AND SUBSIDIARIES

  ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. The Company incurred $13.0 million, $4.7 million and $2.2 million in advertising costs in 2002, 2001, and 2000, respectively.

  FEDERAL INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Recording a valuation allowance would result in a charge to income in the period such determination was made. The Company would consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the continued need for the recorded valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

  COMPREHENSIVE INCOME

     Included in comprehensive income is the reclassification adjustments for realized losses included in net income of $(8.3) million ($(5.4) million net of tax), $(1.2) million ($(780,000) net of tax and $(2.6) million ($(1.7) million net of tax), for the years ended December 31, 2002, 2001, and 2000, respectively.

  GUARANTY FUNDS AND SIMILAR ASSESSMENTS

     The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2002 and 2001, the Company had accrued $2.2 million and $2.5 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company paid guaranty fund assessments in the amount of $1.3 million, $1.1 million, and $1.3 million in 2002, 2001, and 2000, respectively.

  NEW PRONOUNCEMENTS

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The impact of implementation on the Company's financial position or results of operations is not expected to be material.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this Interpretation are effective for financial statements of

                             UICI AND SUBSIDIARIES
interim or annual periods ending after December 15, 2002. The impact of implementation on our financial position or results of operations is not expected to be material.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions is permitted for entities with a fiscal year ending prior to December 15, 2002. The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. Assuming award levels and fair values similar to past years, the impact of adoption is not material on results of operations. This change will primarily impact the accounting for stock options. The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net income, as reported.................................  $46,863   $42,892   $ 5,733
Add stock-based employee compensation expense included
  in reported net income, net of tax....................      167        --        --
Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all
  rewards, net of tax...................................   (3,068)   (3,925)   (1,706)
                                                          -------   -------   -------
Pro forma net income....................................  $43,962   $38,967   $ 4,027
                                                          =======   =======   =======

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, superseding FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used and also superseded the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, regarding discontinued operations. Statement 144 became effective for the Company's fiscal year beginning January 1, 2002.

     In June 2001, the FASB issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year. Intangible assets with finite lives will continue to be amortized over their estimated

                             UICI AND SUBSIDIARIES
useful lives. Statement 142 also requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. ("AMS") and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron, in connection with which for financial reporting purposes the Company recognized a nominal gain.

  RECLASSIFICATION

     Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation. The Company has reflected as discontinued operations for financial reporting purposes the results of operations of its UICI Administrators, Inc. unit.

NOTE B -- DISCONTINUED OPERATIONS

     The Company has reflected as discontinued operations for financial reporting purposes the results of its former sub-prime credit card business, its Special Risk Division operations and its UICI Administrators, Inc. unit.

  UNITED CREDITSERV, INC.

     Prior to 2000 the Company marketed credit support services to individuals with no, or troubled, credit experience and assisted such individuals in obtaining a nationally recognized credit card. The sub-prime credit card activities of the Company were conducted through the Company's United CreditServ, Inc. subsidiary ("United CreditServ"), and through United CreditServ's wholly-owned subsidiaries United Credit National Bank ("UCNB") (a special purpose national bank, based in Sioux Falls, South Dakota, chartered solely to hold credit card receivables); Specialized Card Services, Inc. (provider of account management and collections services for all of the Company's credit card programs); United Membership Marketing Group, Inc. ("UMMG") (a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs); and UICI Receivables Funding Corporation, a single-purpose, bankruptcy-remote entity through which certain credit card receivables were securitized.

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

                             UICI AND SUBSIDIARIES

     On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the Office of the Comptroller of the Currency.

     For the year ended December 31, 2002, 2001 and 2000, United CreditServ reported income (loss) after tax of $4.8 million, $3.7 million and $(23.4) million, respectively, which income (loss) has been reflected in results from discontinued operations for all periods presented. United CreditServ's results in 2002 reflected a $7.4 million release of reserves in the three months ended December 31, 2002 resulting from the Company's assessment of certain favorable events related to credit card litigation matters. See Note O of Notes to Consolidated Financial Statements.

     In addition to the cash sales price received at the September 2000 closing of the sale of the non-cash assets associated with its United CreditServ credit card unit, the sale transaction contemplated an incentive cash payment contingent upon the post-closing performance over a one-year period of the credit card portfolio transferred in the sale. United CreditServ's results in 2001 included income (net of tax) in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment representing the deferred contingent portion of the purchase price in final settlement of the September 2000 sale of substantially all of the non-cash assets associated with its United CreditServ credit card unit.

     Set forth below is a summary of the operating results of the United CreditServ business for each of the years ended December 31, 2002, 2001 and 2000, respectively.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002      2001       2000
                                                       --------   -------   ---------
                                                               (IN THOUSANDS)
Revenue:
  Net interest income................................  $      4   $    27   $  15,922
  Credit card fees and other income..................     1,598     9,093     109,445
                                                       --------   -------   ---------
       Total revenues................................     1,602     9,120     125,367
Expenses:
  Provision for loan losses..........................        --        --     177,365
  Operating expenses.................................     9,417     7,921      74,619
  Depreciation and amortization......................     5,728     3,173       5,281
                                                       --------   -------   ---------
       Total expenses................................    15,145    11,094     257,265
Loss from operations before amounts charged to loss
  on disposal........................................   (13,543)   (1,974)   (131,898)
Amounts charged to loss on disposal..................    13,543     7,675     131,898
Release of reserves..................................     7,423        --          --
                                                       --------   -------   ---------
     Income from operations..........................     7,423     5,701          --
Federal income taxes.................................     2,598     1,995          --
                                                       --------   -------   ---------
     Income from operations..........................     4,825     3,706          --
Estimated loss on disposal, net of income tax
  benefit............................................        --        --     (23,400)
                                                       --------   -------   ---------
       Income (loss) from United CreditServ
          discontinued operations....................  $  4,825   $ 3,706   $ (23,400)
                                                       ========   =======   =========

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of the financial condition of United CreditServ as of December 31, 2002 and 2001:

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 2002             2001
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Assets:
  Cash, restricted cash and short-term investments........     $ 6,247          $   852
  Other receivables.......................................          74            5,947
  Building (property and equipment).......................          --           21,554
                                                               -------          -------
     Total assets.........................................     $ 6,321          $28,353
                                                               =======          =======
Liabilities:
  Other liabilities.......................................      15,811           38,402
  Debt....................................................          --            4,057
                                                               -------          -------
     Total liabilities....................................      15,811           42,459
                                                               -------          -------
       Net liabilities from United CreditServ discontinued
          operations......................................     $ 9,490          $14,106
                                                               =======          =======

     At December 31, 2000, the then remaining assets of the United CreditServ discontinued operations in the amount of $54.3 million (consisting of cash and short-term investments in the amount of $27.8 million and other assets in the amount of $26.5 million) were reclassified from discontinued operations to cash and other assets, respectively, on the Company's consolidated balance sheet, and the remaining liabilities of the discontinued operations in the amount of $53.0 million (consisting of notes payable in the amount of $4.3 million and other liabilities in the amount of $48.7 million) were reclassified to notes payable and other liabilities, respectively, on the Company's consolidated balance sheet. At December 31, 2002 and 2001 the remaining assets and liabilities of the United CreditServ discontinued operations are reflected in the respective categories as noted above.

  SPECIAL RISK DIVISION

     In December 2001, the Company determined to exit the businesses of its Special Risk Division by sale, abandonment or wind-down and the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company's Special Risk Division formerly specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

     For the year ended December 31, 2002, 2001 and 2000, the Special Risk Division reported losses (net of tax) in the amount of $(4.2) million, $(9.2) million and $(2.9) million. The Special Risk Division loss in 2002 reflected a $6.5 million charge in the three months ended December 31, 2002 to reflect a reassessment and strengthening of claims reserves. In 2003 the Company will continue the wind-down of its former Special Risk Division.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2002, 2001 and 2000, respectively:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Revenue:
  Premiums.............................................  $ 2,355   $ 20,661   $20,726
  Investment income....................................    1,593      1,873     2,676
  Other income.........................................    1,474      4,036     6,768
  Gain (loss) on sale of investments...................       --        (61)    1,531
                                                         -------   --------   -------
     Total revenues....................................    5,422     26,509    31,701
Expenses:
  Benefits, claims and settlement expenses.............    4,974     31,056    24,753
  Underwriting, acquisition and insurance expenses.....    6,953      8,615    10,724
  Other expenses.......................................       --        870       325
  Depreciation and amortization........................       16         72       160
                                                         -------   --------   -------
     Total expenses....................................   11,943     40,613    35,962
                                                         -------   --------   -------
  Loss from operations.................................   (6,521)   (14,104)   (4,261)
  Federal income taxes benefit.........................   (2,282)    (4,932)   (1,376)
                                                         -------   --------   -------
     Loss from Special Risk discontinued operations....  $(4,239)  $ (9,172)  $(2,885)
                                                         =======   ========   =======

     Set forth below is a summary of the financial condition of the Special Risk Division as of December 31, 2002 and 2001:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Assets:
  Cash and short-term investments...........................  $   234   $   977
  Reinsurance, due premiums and other receivables...........   19,141    52,843
  Other assets..............................................       21       714
                                                              -------   -------
     Total assets...........................................  $19,396   $54,534
                                                              =======   =======
Liabilities:
  Policy liabilities........................................   41,923    79,384
  Other liabilities.........................................    1,870    11,023
                                                              -------   -------
     Total liabilities......................................   43,793    90,407
                                                              -------   -------
Net liabilities from Special Risk discontinued operations...  $24,397   $35,873
                                                              =======   =======

     The net liabilities associated with the Special Risk Division discontinued operations at December 31, 2002 and 2001 in the amount of $24.4 million and $35.9 million, respectively, are reflected on the Company's consolidated balance sheet under the caption "net liabilities of discontinued operations, including reserve for losses on disposal."

  UICI ADMINISTRATORS, INC.

     Prior to 2002, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/Blue Shield organizations and self-

                             UICI AND SUBSIDIARIES
administered employer health care plans. The Company formerly classified the operations of its subsidiaries UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. (a company engaged in the business of administration of workers' compensation and non-subscriber plans) as its Third Party Administration ("TPA") Division.

     On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the Company's Third Party Administration business unit. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of
2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc.

     For the year ended December 31, 2002, 2001 and 2000, UICI Administrators, Inc. reported income (losses) (net of tax) in the amount of $67,000, $(3.8) million and $(1.2) million, which income (losses) have been reflected in results from discontinued operations for all periods presented. The income in 2002 represents income earned through January 17, 2002 (the date of sale of the UICI Administrators, Inc. unit).

     The net assets associated with UICI Administrators, Inc. discontinued operations at December 31, 2001 in the amount of $1.5 million are reflected on the Company's consolidated balance sheet as net liabilities of discontinued operations.

NOTE C -- ACQUISITIONS AND DISPOSITIONS

     On January 17, 2002, the Company completed the purchase, for a cash purchase price of $8.0 million, of a 50% interest in SeniorsFirst, a Dallas-based career agency specializing in the sale of long-term care and Medicare supplement insurance products. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $6.1 million and amortizable intangible assets in the amount of $1.6 million.

     Effective February 28, 2002, the Company acquired all of the outstanding capital stock of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "Star HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the Star HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired Star HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of Star HRG measured over the three-month period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and is payable, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million.

     On April 25, 2002, the Company sold its 50% ownership interest in Resolution Reinsurance Intermediaries, LLC ("Res Re"), a reinsurance intermediary formerly constituting a part of the Company's Special Risk business unit. The purchaser of the 50% interest constituted the remaining 50% equity holder in Res Re and the unit's chief executive officer. The sale was structured as a liquidation by Res Re of UICI's 50% ownership interest for a total liquidation price of $650,000, payable at closing in cash in the amount of

                             UICI AND SUBSIDIARIES

$150,000 and by delivery of a promissory note issued by Res Re in the amount of $500,000. The note bears interest, payable quarterly, at 5.00% per annum, is payable in annual principal installments in the amount of $75,000 on each of March 31, 2003; March 31, 2004; and March 31, 2005, with a final balloon payment of principal due on March 31, 2006, and is secured by a pledge of 100% of the membership interest in Res Re. In October 2002, the Company received in advance the $75,000 annual principal installment due March 31, 2003.

     On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of Barron Risk Management Services, Inc., a company engaged in the business of administration of workers' compensation and non-subscriber plans and the sole remaining component of the Company's former Third Party Administration unit. For financial reporting purposes the Company recognized a nominal gain in connection with the transaction.

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

     Effective April 1, 2001, Specialized Card Services, Inc. ("SCS"), an indirect wholly-owned subsidiary of the Company, entered into an agreement with an unaffiliated third party to form Genesis Financial Solutions, Inc. ("GFS"), a company engaged in the business of collecting charged off consumer debt. In exchange for 50% of the common stock in GFS and $3.0 million liquidation value of preferred stock, SCS contributed to GFS the business operations of its Harker Heights, Texas collection facility at net book value and certain previously written-off credit card receivables. Effective July 1, 2002, GFS redeemed the preferred stock held by the Company in exchange for GFS' promissory note maturing February 28, 2006.

     On July 27, 2000, the Company sold to an investor group consisting of members of the family of Ronald L. Jensen (the Company's Chairman) (including Mr. Jensen) (the "NMC Buyer") its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America unit, for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. The purchase price was paid at closing in cash in the amount of $21.8 million and by delivery of a promissory note (the "NMC Note") issued by the NMC Buyer in the principal amount of $35.0 million. See Note N. The $12.6 million, net of tax, received in excess of the net book value of NMC was reflected as an increase to additional paid in capital.

     Effective July 31, 2000, a wholly-owned subsidiary of the Company sold all of its outstanding shares of UMMG for a purchase price in the amount of $25,000 in cash, with an additional amount of up to $2.0 million payable over the next five years, contingent upon the performance of the business. The purchaser is an entity controlled by the former President of UMMG. UMMG is a Lakewood, Colorado-based provider of marketing, administrative and support services for the Company's credit card programs. In addition, on July 31, 2000, UICI signed a credit agreement with the purchaser, pursuant to which it agreed to lend to the purchaser up to $1.0 million on a revolving basis. As of December 31, 2000, the Company had advanced to the purchaser $1.0 million under the credit agreement. The purchaser subsequently defaulted on its obligations under the credit agreement. On October 17, 2001, UICI obtained a court-ordered judgment against the purchaser for the full amount of principal and accrued interest owing on the indebtedness outstanding under

                             UICI AND SUBSIDIARIES
the credit agreement. The Company has entered into a settlement agreement with the purchaser, pursuant to which the Company has agreed to stay enforcement of its judgment pending final effectiveness of a proposed settlement of the Gray-related litigation. See Note O of Notes to Consolidated Financial Statements.

     Effective July 1, 2000, the Company sold the assets of WinterBrook HealthCare Management, LLC (a company engaged in repricing of insurance claims) to an unrelated party for a sales price of $1.9 million. The Company recognized a pre-tax gain of $1.5 million in the quarter ended September 30, 2000 in connection with this sale. For financial reporting purposes, the $1.5 million gain is included in the results of operations of the TPA Division and has accordingly been reflected in discontinued operations for year ending December 31, 2000.

     In 1997, pursuant to the terms of a Sale and Administration Agreement, the Company sold certain tangible assets associated with its third party administrator business to Healthcare Management Administrators, Inc. ("HMA") (which is owned by Mr. Jensen) and also agreed to assign associated rights and benefits of licenses of third party administrator business. The purchase price received by the Company was $641,000, which approximated book value of the net assets sold. In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to $4.0 million (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999. The Company recorded $1.9 million in goodwill in connection with this acquisition, of which, at December 31, 2001, $1.9 million had been amortized.

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

                             UICI AND SUBSIDIARIES

NOTE D -- INVESTMENTS

     A summary of net investment income is set forth below:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Fixed maturities........................................  $62,098   $60,356   $60,385
Equity securities.......................................    2,582     5,416    10,386
Mortgage and collateral loans...........................      556       503       627
Policy loans............................................    1,234     1,336     1,333
Short-term and other investments........................    7,701    11,764    15,351
Agent debit balances....................................    3,996     2,150     1,813
College Fund Life Division student loans................    7,956     5,989     3,816
                                                          -------   -------   -------
                                                           86,123    87,514    93,711
Less investment expenses................................    1,682     3,685     3,936
                                                          -------   -------   -------
                                                          $84,441   $83,829   $89,775
                                                          =======   =======   =======

     Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

                                                                                       GAINS
                                              FIXED        EQUITY        OTHER      (LOSSES) ON
                                            MATURITIES   SECURITIES   INVESTMENTS   INVESTMENTS
                                            ----------   ----------   -----------   -----------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31:
2002
  Realized................................   $(8,692)     $    376      $2,718        $(5,598)
  Change in unrealized....................    31,834       (13,312)         --         18,522
                                             -------      --------      ------        -------
     Combined.............................   $23,142      $(12,936)     $2,718        $12,924
                                             =======      ========      ======        =======
2001
  Realized................................   $  (734)     $   (420)     $6,319        $ 5,165
  Change in unrealized....................    18,054        44,036          --         62,090
                                             -------      --------      ------        -------
     Combined.............................   $17,320      $ 43,616      $6,319        $67,255
                                             =======      ========      ======        =======
2000
  Realized................................   $(3,545)     $ 26,440      $1,463        $24,358
  Change in unrealized....................    29,854           863         585         31,302
                                             -------      --------      ------        -------
     Combined.............................   $26,309      $ 27,303      $2,048        $55,660
                                             =======      ========      ======        =======

     Gross unrealized investment gains pertaining to equity securities were $33.1 million, $42.6 million and $639,000 at December 31, 2002, 2001 and 2000, respectively. Gross unrealized investment losses pertaining to equity securities were $4.4 million, $599,000 and $2.6 million at December 31, 2002, 2001 and 2000, respectively.

     The increase in gross unrealized investment gains to $42.6 million in 2001 from $639,000 in 2000 was principally due to the change in the Company's method for accounting for its investment in AMLI Residential, effective June 30, 2001, from the equity method to the investment method. See further discussion on AMLI Residential later in this footnote under equity securities.

                             UICI AND SUBSIDIARIES

     The amortized cost and fair value of investments in fixed maturities are as follows:

                                                          DECEMBER 31, 2002
                                          -------------------------------------------------
                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
U.S. Treasury and U.S. Government agency
  obligations...........................  $   80,026    $ 2,533      $     (3)   $   82,556
Mortgage-backed securities issued by
  U.S. Government agencies and
  authorities...........................     191,467      6,908            --       198,375
Other mortgage and asset backed
  securities............................     131,662      4,528        (2,578)      133,612
Other corporate bonds...................     648,555     33,198        (8,170)      673,583
                                          ----------    -------      --------    ----------
          Total fixed maturities........  $1,051,710    $47,167      $(10,751)   $1,088,126
                                          ==========    =======      ========    ==========

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

     The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED COST   FAIR VALUE
                                                             --------------   ----------
                                                                   (IN THOUSANDS)
MATURITY
One year or less...........................................    $   29,441     $   28,127
Over 1 year through 5 years................................       249,100        257,762
Over 5 years through 10 years..............................       280,929        293,714
Over 10 years..............................................       169,111        176,536
                                                               ----------     ----------
                                                                  728,581        756,139
Mortgage and asset backed securities.......................       323,129        331,987
                                                               ----------     ----------
          Total fixed maturities...........................    $1,051,710     $1,088,126
                                                               ==========     ==========

     Proceeds from the sale and call of investments in fixed maturities were $452.8 million, $224.6 million and $148.0 million for 2002, 2001 and 2000, respectively. Gross gains of $17.8 million, $5.0 million and $1.3 million, and gross losses of $11.9 million, $2.8 million and $5.0 million were realized on the sale and call of fixed maturity investments during 2002, 2001 and 2000, respectively. Proceeds from the sale of equity investments were $15.7 million, $15.8 million and $12.6 million for 2002, 2001 and 2000, respectively. Gross

                             UICI AND SUBSIDIARIES
gains of $1.1 million, $1.3 million and $1.1 million and gross losses of $681,000, $1.2 million and $867,000 were realized on sales of equity investments during 2002, 2001 and 2000, respectively.

     During 2002, 2001 and 2000, the Company recorded impairment charges for certain fixed and equity securities in the amount of $14.7 million, $3.5 million ($3.0 million for fixed maturities and $541,000 for equity securities) and $-0-, respectively. The Company's 2002 impairment charge included a $6.1 million impairment charge associated with the Company's WorldCom, Inc. bond holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc. At June 30, 2002, UICI's insurance company subsidiaries held an aggregate of $7.525 million principal amount of WorldCom Inc. bonds, of which $4.0 million principal amount matures in 2005 and $3.525 million principal amount matures in 2031. During the three months ended September 30, 2002, the Company's insurance company subsidiaries sold all of their WorldCom Inc. bonds for a nominal loss (giving effect to the $6.1 million impairment charge taken in the second quarter of 2002).

     Following is a summary of the Company's equity securities:

                                                 DECEMBER 31, 2002   DECEMBER 31, 2001
                                                 -----------------   -----------------
                                                            FAIR                FAIR
                                                  COST      VALUE     COST      VALUE
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Common stocks -- non-affiliate.................  $16,877   $15,156   $ 5,206   $ 5,393
Common stocks -- affiliate.....................   20,510    52,157    20,510    61,814
Preferred stocks -- affiliate..................    2,129     2,128     2,129     2,522
Non-redeemable preferred stocks................   13,010    11,799    14,574    14,716
                                                 -------   -------   -------   -------
                                                 $52,526   $81,240   $42,419   $84,445
                                                 =======   =======   =======   =======

     Included in Common stocks - affiliate caption is the Company's investment in AMLI Residential. The Company changed its method for accounting for its investment in AMLI Residential effective June 30, 2001, from the equity method to the investment method due to a decrease in its ownership interest occurring during the year ended December 31, 2000. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million; the accounting change had no effect on the Company's results of operations for the year ended December 31, 2001. As a result of the accounting change, the Company marks-to-market its investment in AMLI Residential and accordingly, changes in the Company's carrying value of its investment in AMLI Residential are recorded as unrealized gains (or losses) with corresponding changes to the Company's stockholders' equity (net of tax). At December 31, 2002 and 2001, the Company's ownership interest in AMLI Residential was 10.5% and 10.2%, respectively, and the Company's carrying value of its investment in AMLI Residential was $54.3 million and $64.3 million, respectively.

     During 2001, AMLI Commercial Properties Trust ("ACPT"), an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized its proportionate share of the gain in the amount of $5.3 million.

     The fair value, which represents carrying amounts, of equity securities are based on quoted market prices. For equity securities not actively traded, market values are estimated using values obtained from quotation services.

     The carrying amounts of the Company's investments in mortgage, collateral and policy loans approximate fair value, which is estimated using a discounted cash flow analysis, at a rate currently being offered for similar loans to borrowers with similar credit ratings.

                             UICI AND SUBSIDIARIES

     The carrying values for mortgage and collateral loans are net of allowance of $324,000 and $1.2 million for 2002 and 2001, respectively.

     The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2002, the Company had a carrying amount of $332.0 million of mortgage and asset backed securities, of which $198.4 million were government backed, $103.6 million were rated AAA, $9.9 million were rated AA, $11.9 million were rated A, $3.8 million were rated BBB, and $4.4 million were rated below investment grade by external rating agencies. At December 31, 2001, the Company had a carrying amount of $292.8 million of mortgage and asset backed securities, of which $137.0 million were government backed, $97.5 million were rated AAA, $25.5 million were rated AA, $23.4 million were rated A, $4.6 million were rated BBB, and $4.8 million were rated below investment grade by external rating agencies.

     Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management's review considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

     The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company's aggregate investment portfolio at December 31, 2002 and 2001:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     2002                    2001
                                             ---------------------   ---------------------
                                                        % OF TOTAL              % OF TOTAL
                                             CARRYING    CARRYING    CARRYING    CARRYING
                                              AMOUNT      VALUE       AMOUNT      VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Equity investments:
  AMLI Residential Properties Trust........  $ 54,285      4.1%      $ 64,336       5.3%
  Universal American Financial Corp........  $ 15,131      1.1%      $  5,367       0.4%
Short-term investments:
  Fidelity Institutional Money Market
     Fund..................................  $107,165      8.0%      $154,646      12.7%

     The Company's short-term investments are held in a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.

     Under the terms of various reinsurance agreements (see Note I), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $82.7 million and $84.5 million as of December 31, 2002 and 2001, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $18.2 million and $17.7 million on deposit with insurance departments in various states at December 31, 2002 and 2001, respectively.

                             UICI AND SUBSIDIARIES

NOTE E -- INVESTMENT IN HEALTHAXIS, INC.

     At December 31, 2002, the Company held 24,224,904 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 45% of the issued and outstanding shares of HAI. HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

     At December 31, 2002, the Company also held (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share;
(b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) 1,424 shares of HAI 2% convertible preferred stock, which preferred stock has a stated liquidation value of $1,000 per share and is convertible into 542,476 shares of HAI common stock at a conversion price per HAI share of $2.625. On July 31, 2002, UICI acquired the shares of HAI 2% convertible preferred stock and cash in the amount of $243,000 in exchange for $1.67 million principal amount of HAI 2% convertible debentures (which were convertible into an aggregate of 185,185 shares of HAI common stock). The Company had previously acquired on September 29, 2000 from a third party the $1.67 million principal amount of HAI 2% convertible debentures (together with a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per share) for a total purchase price of $1.2 million.

     Through November 7, 2001, 8,581,714 shares of HAI common stock held by the Company were subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company had the right to vote such shares. Effective November 7, 2001, UICI appointed as its proxies the board of directors of HAI, who may vote 33 1/3% of the number of HAI shares held of record from time to time by UICI in favor of the nominees for director that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies will terminate at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a "group" beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

     Until their resignations effective November 7, 2001, Gregory T. Mutz (the President and a director of the Company) and Patrick J. McLaughlin (a director of the Company) served as directors of HAI.

     The Company's interest in HAI was derived from the January 7, 2000 merger (the "Insurdata Merger") of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com, the sole operating subsidiary of HAI. HealthAxis.com formerly was a web-based retailer of health insurance products and related consumer services. During 1999 and in advance of the Insurdata Merger, Insurdata transferred to UICI the net assets of Insurdata Administrators (a division of Insurdata engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation) and its member interest in Insurdata Marketing Services, LLC (a subsidiary of Insurdata engaged in the business of marketing third party benefits administration services) for cash in the amount of $858,000, representing the aggregate book value of the net assets and member interest so transferred. The Company recognized no gain on the non-monetary exchange of stock in the Insurdata Merger due to uncertainty of realization of the gain.

     Following the Insurdata Merger, the Company held approximately 43.6%, and HAI held approximately 28.1%, of the issued and outstanding capital stock of HealthAxis.com, the surviving corporation in the

                             UICI AND SUBSIDIARIES

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

     The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded in connection with the Insurdata Merger). The Company's carrying value of its investment in HAI was $4.9 million and $8.3 million at December 31, 2002 and 2001, respectively.

     Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. The Services Agreement had an initial five-year term scheduled to end on January 3, 2005, which was subject to extension by the Company. The Services Agreement was terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party. The Services Agreement did not constitute a requirements contract, did not prevent UICI from obtaining from other third parties (or providing to itself) any or all of the services currently provided by HAI, and did not limit UICI's right or ability to decrease the demand for services from HAI.

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

     Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.1 million, $20.4 million and $21.0 million in 2002, 2001 and 2000, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $2.7 million, $10.1 million and $6.4 million in 2002, 2001 and 2000, respectively. The aggregate amounts paid by UICI to HAI in 2002, 2001 and 2000, respectively, represented 38%, 70% and 63% of HAI's total gross revenues of $28.1 million, $43.8 million and $43.7 million in such years, respectively.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary condensed balance sheet (unaudited) for HAI as of December 31, 2002.

                                                               DECEMBER 31, 2002
                                                               -----------------
Assets

  Cash and current assets...................................        $15,588
  Goodwill and intangible assets............................         11,276
  Other assets..............................................          6,510
                                                                    -------
          Total assets......................................        $33,374
                                                                    =======
Liabilities

  Current liabilities.......................................        $ 3,715
  Debt......................................................             38
Other liabilities...........................................          2,013
                                                                    -------
  Total liabilities.........................................          5,766
Preferred stock.............................................          6,280
  Other stockholders' equity................................         21,328
                                                                    -------
Total liabilities and equity................................        $33,374
                                                                    =======

     Set forth below is condensed income statement data for HAI (unaudited) as reported by HAI for the years ended December 31, 2002, as adjusted to exclude
(a) the effects of push-down accounting for the January 7, 2000 merger of Insurdata Incorporated with and into HealthAxis.com and (b) the extraordinary gain of $16.4 million resulting from the exchange of HAI's $27.5 million of long-term convertible debt for $4.0 million of cash and the issuance of permanent equity in July 2002. The Company's reported share of losses in HAI include the ratable share of HAI losses as adjusted and the Company's write down of its investment in HAI in the quarter ended June 30, 2002 in the amount of $6.5 million:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2002
                                                               -----------------
Revenue from continuing operations..........................       $ 19,816
Expenses....................................................        (38,090)
Gain on extinguishment of debt..............................         16,388
Cumulative effect of accounting change......................         (6,674)
                                                                   --------
          Net loss reported per HAI.........................         (8,560)
Reconciliation to UICI equity in HAI losses:
  Less: Gain on extinguishment of debt......................        (16,388)
  Add: Asset impairment and amortization of goodwill created
     in merger..............................................         18,606
                                                                   --------
          HAI adjusted net loss.............................       $ (6,342)
                                                                   ========
  UICI's ratable share of HAI adjusted net loss.............       $ (3,139)
  Impairment of investment in HAI...........................         (6,500)
                                                                   --------
  UICI's reported share of losses in HAI....................       $ (9,639)
                                                                   ========

NOTE F -- STUDENT LOANS

     Primarily through its AMS subsidiary and its College Fund Life Division, the Company holds federally guaranteed and alternative (i.e. non-federally guaranteed) student loans extended to students at selected colleges and universities.

                             UICI AND SUBSIDIARIES

     Following is a summary of the student loans held by the Company at the dates indicated:

                                          DECEMBER 31, 2002         DECEMBER 31, 2001
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
FFELP loans..........................  $1,108,180   $1,143,974   $1,028,264   $1,068,166
Alternative loans -- guaranteed......     257,888      257,888      196,185      196,185
Alternative
  loans -- non-guaranteed............      57,500       57,500       45,491       45,491
Deferred loan origination costs......      10,923           --       12,072           --
Allowance for losses.................      (3,502)          --       (3,585)          --
                                       ----------   ----------   ----------   ----------
Total student loans..................  $1,430,989   $1,459,362   $1,278,427   $1,309,842
                                       ==========   ==========   ==========   ==========

     Of the aggregate $1,431.0 million and $1,278.4 million carrying amount of student loans held by the Company at December 31, 2002 and 2001, respectively, $1,430.8 million and $1,276.1 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note K.

     The Company estimates the fair value of student loans based on values of recent sales of student loans.

     The loans under the Federal Family Education Loan Program are guaranteed as to 98% of principal and accrued interest by the federal government or other private insurers. Certain alternative loans are guaranteed (in an amount ranging from 95% to 100%) as to principal and accrued interest by private insurers. The Company has established a reserve for potential losses on the portion of principal and accrued interest not guaranteed by the federal government or other private insurers and for potential losses on uninsured student loans. The reserve is maintained at a level that the Company believes is adequate to absorb estimated credit losses.

     The Company's provision for losses on student loans is summarized as follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
                                                                 (IN THOUSANDS)
Balance at beginning of year..............................  $3,585   $ 7,473   $2,252
Change in provision for losses............................     (83)   (3,888)   5,221
                                                            ------   -------   ------
Balance at end of year....................................  $3,502   $ 3,585   $7,473
                                                            ======   =======   ======

     The Company recognized interest income from the student loans of $74.2 million, $94.4 million and $115.3 million in 2002, 2001 and 2000, respectively, of which $7.9 million, $6.0 million and $3.9 million, respectively, is included in the Investment income category on the Company's consolidated statements of operations. The remaining $66.3 million, $88.4 million and $111.4 million of interest income in such years is reflected in the Other interest income category on the Company's consolidated statements of operations.

     Included in other income for the years ended December 31, 2002, 2001 and 2000 was approximately $5.9 million, $11.3 million and $7.8 million, respectively, in gain from the sale of loans. The sold loans had a carrying value of $271.2 million, $447.0 and $765.0 million principal amount at the respective dates of sale in 2002, 2001 and 2000, respectively.

NOTE G -- GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with Statement 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with

                             UICI AND SUBSIDIARIES
the acquisitions of AMS and Barron was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement 142. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made.

     Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment at the dates indicated:

                                                           DECEMBER 31, 2002
                                            -----------------------------------------------
                                                         OTHER
                                                       INTANGIBLE   ACCUMULATED
                                            GOODWILL     ASSETS     AMORTIZATION     NET
                                            --------   ----------   ------------   --------
                                                            (IN THOUSANDS)
Self Employed Agency Division.............  $  9,405    $    --       $ (3,972)    $  5,433
Group Insurance Division..................    17,513      8,858         (1,428)      24,943
Life Insurance Division...................       552         --           (193)         359
Senior Market Division....................     6,089      1,637           (326)       7,400
Academic Management Services Corp.........    85,382         --        (12,610)      72,772
                                            --------    -------       --------     --------
                                            $118,941    $10,495       $(18,529)    $110,907
                                            ========    =======       ========     ========

                                                           DECEMBER 31, 2001
                                             ----------------------------------------------
                                                          OTHER
                                                        INTANGIBLE   ACCUMULATED
                                             GOODWILL     ASSETS     AMORTIZATION     NET
                                             --------   ----------   ------------   -------
                                                             (IN THOUSANDS)
Self Employed Agency Division..............  $  9,405     $  --        $ (3,972)    $ 5,433
Group Insurance Division...................        --        --              --          --
Life Insurance Division....................       552        --            (193)        359
Senior Market Division.....................        --        --              --          --
Academic Management Services Corp..........    90,360        --         (12,610)     77,750
Other Key Factors..........................     4,423        --          (1,955)      2,468
                                             --------     -----        --------     -------
                                             $104,740     $  --        $(18,730)    $86,010
                                             ========     =====        ========     =======

                             UICI AND SUBSIDIARIES

     Following is the impact to the Company's net income for the year ended December 31, 2002, 2001 and 2000 as a result of the non-amortization provisions of Statement 142:

                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                    2002            2001            2000
                                                  ---------       ---------       ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income.............................   $46,863         $42,892         $ 5,733
Add: Goodwill amortization, net of tax..........        --           5,747(1)        5,677(2)
                                                   -------         -------         -------
Adjusted net income.............................   $46,863         $48,639         $11,410
                                                   =======         =======         =======
Basic earnings per share
  As reported...................................   $  0.99         $  0.92         $  0.12
  Goodwill amortization, net of tax.............        --            0.12            0.12
                                                   -------         -------         -------
  Adjusted basic earnings per share.............   $  0.99         $  1.04         $  0.24
                                                   =======         =======         =======
Diluted earnings per share
  As reported...................................   $  0.96         $  0.90         $  0.12
  Goodwill amortization, net of tax.............        --            0.12            0.12
                                                   -------         -------         -------
  Adjusted diluted earnings per share...........   $  0.96         $  1.02         $  0.24
                                                   =======         =======         =======

---------------

(1) Includes $3.9 million and $1.8 million of goodwill amortization recorded in continuing operations and discontinued operations, respectively.

(2) Includes $5.5 million and $163,000 of goodwill amortization recorded in continuing operations and discontinued operations, respectively.

     Other intangible assets consist of present value of future commissions, customer lists, trademark and non-compete agreements related to the acquisitions of SeniorsFirst and STAR HRG completed in the three months ended March 31, 2002. (See Note C).

     Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

                                                               (IN THOUSANDS)
2003........................................................       $1,676
2004........................................................        1,468
2005........................................................        1,263
2006........................................................        1,111
2007........................................................          866
2008 and thereafter.........................................        2,357
                                                                   ------
                                                                   $8,741
                                                                   ======

                             UICI AND SUBSIDIARIES

NOTE H -- POLICY LIABILITIES

     Liability for future policy and contract benefits consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Accident & Health...........................................  $ 60,758   $ 49,302
Life........................................................   221,299    224,820
Annuity.....................................................   141,161    149,175
                                                              --------   --------
                                                              $423,218   $423,297
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

     Interest rates credited to future contract benefits related to universal life-type contracts approximated 5.0%, 5.0% and 5.3% during 2002, 2001 and 2000, respectively. Interest rates credited to the liability for future contract benefits related to annuity contracts generally ranged from 4.0% to 5.5% during 2002, 4.0% to 5.5% during 2001 and 3.0% to 7.3% during 2000.

     As described in Note I, the Company has assumed certain life and annuity business from subsidiaries of AEGON USA, INC. ("AEGON"), utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.8% to 5.5% during 2002, 4.3% to 5.5% during 2001, and 4.8% to 5.5% during 2000.

     The carrying amounts and fair values of the Company's liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) are as follows:

                                               DECEMBER 31, 2002       DECEMBER 31, 2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Direct annuities...........................  $ 80,861    $ 78,031    $ 84,941    $ 79,165
Assumed annuities..........................    60,300      60,296      64,234      63,977
Supplemental contracts without life
  contingencies............................     1,545       1,545       1,593       1,593
                                             --------    --------    --------    --------
                                             $142,706    $139,872    $150,768    $144,735
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

                             UICI AND SUBSIDIARIES

     Activity in the claims liability is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Claims liability at beginning of year, net of related
  reinsurance recoverables...........................  $322,989   $278,211   $265,974
Add:
  Incurred losses, net of reinsurance, occurring
     during:
     Current year....................................   806,053    551,427    468,278
     Prior years.....................................   (31,484)   (20,458)   (28,574)
                                                       --------   --------   --------
                                                        774,569    530,969    439,704
                                                       --------   --------   --------
  Deduct payments for claims, net of reinsurance,
     occurring during:
     Current year....................................   428,840    287,424    249,575
     Prior years.....................................   227,689    198,767    177,892
                                                       --------   --------   --------
                                                        656,529    486,191    427,467
                                                       --------   --------   --------
  Claims liability at end of year, net of related
     reinsurance recoverables (2002 -- $25,400; 2001
     -- $31,022; and 2000 -- $10,321)................  $441,029   $322,989   $278,211
                                                       ========   ========   ========

     The above reconciliation shows incurred losses developed in amounts less than originally anticipated due to better than expected experience on the health business in the Self Employed Agency Division in 2002, 2001 and 2000. The better than expected experience in 2001 was partially offset by adverse experience on the workers' compensation business. Accrual for additional or return of premium is reflected in Future policy and contract benefits caption on the consolidated balance sheet.

NOTE I -- REINSURANCE

     In 2002, 2001 and 2000, approximately 1%, 5% and 11%, respectively, of the Company's premiums from continuing operations were assumed from AEGON. Prior to 1997, the health business assumed was marketed by UGA Inc. and issued through AEGON's insurance subsidiaries. Under the terms of its coinsurance agreement, AEGON's insurance subsidiaries have agreed to cede and the Company has agreed to assume through coinsurance 60% of the health business previously sold by UGA Inc. agents for business written on AEGON's insurance subsidiaries. Commencing in May 2001, and in accordance with Assumption Reinsurance Agreements with AEGON, the Company began to assume all of the remaining policies from AEGON as approvals were received from state regulatory authorities. As of December 31, 2002, the Company has assumed from AEGON approximately 78% of the remaining policies, and the Company currently anticipates that the balance of the remaining policies will be assumed during 2003. On the policies that have been assumed, the Company has ceded 40% of the health insurance business back to AEGON. The Company has agreed to acquire in 2003 the remaining 40% of the coinsured business from AEGON at a purchase price to be based on the estimated present value of future profits from the business.

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

                             UICI AND SUBSIDIARIES

     The reinsurance receivable included in the consolidated financial statements at December 31, 2002 and 2001 is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Paid losses recoverable.....................................  $ 3,295   $ 3,147
Unpaid losses recoverable...................................   53,539    60,559
Other -- net................................................    2,321       119
                                                              -------   -------
Total reinsurance receivable................................  $59,155   $63,825
                                                              =======   =======

     The effect of reinsurance transactions reflected in the consolidated financial statements are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2002        2001       2000
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Premiums:
  Premiums Written:
  Direct............................................  $1,250,786   $778,492   $603,475
  Assumed...........................................      31,288     79,865     99,014
  Ceded.............................................     (42,979)   (47,109)   (22,076)
                                                      ----------   --------   --------
  Net Written.......................................  $1,239,095   $811,248   $680,413
                                                      ==========   ========   ========
  Premiums Earned:
  Direct............................................  $1,230,134   $781,204   $603,615
  Assumed...........................................      30,320     60,154     96,348
  Ceded.............................................     (47,710)   (30,382)   (18,579)
                                                      ----------   --------   --------
  Net Earned........................................  $1,212,744   $810,976   $681,384
                                                      ==========   ========   ========
     Ceded benefits and settlement expenses.........  $   28,940   $ 22,856   $ 17,683
                                                      ==========   ========   ========

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

                             UICI AND SUBSIDIARIES

NOTE J -- NON-STUDENT LOAN DEBT

     Set forth below is a summary of the Company's short and long-term indebtedness outstanding at December 31, 2002 and 2001 (excluding outstanding indebtedness that was incurred to originate and/or is secured by student loans) (see Note K):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002     2001
                                                              ------   -------
                                                               (IN THOUSANDS)
Short-term debt:
  Current portion of long-term debt.........................  $4,138   $ 6,498
                                                              ------   -------
     Total short-term debt..................................   4,138     6,498
Long-term debt:
  8.75% Senior Notes........................................   7,901    11,852
  Other notes...............................................   1,646    13,451
                                                              ------   -------
                                                               9,547    25,303
  Less: current portion of long-term debt...................   4,138     6,498
                                                              ------   -------
     Total long-term debt...................................   5,409    18,805
                                                              ------   -------
     Total short and long term debt.........................  $9,547   $25,303
                                                              ======   =======

     On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. The Company has not to date borrowed any funds under the facility.

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $7.9 million and $11.9 million at December 31, 2002 and 2001, respectively. The Company incurred $835,000, $1.2 million and $1.5 million of interest expense on the notes in the years ended December 31, 2002, 2001 and 2000, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

     AMS has a note payable to Fleet National Bank in the outstanding principal amount of $1.6 million and $1.8 million at December 31, 2002 and 2001, respectively, maturing June 30, 2004. The note bears interest at 3.6% at December 31, 2002, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

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

                             UICI AND SUBSIDIARIES

     Specialized Card Services, Inc. (a wholly-owned subsidiary of the Company) ("SCS") has various loans with the South Dakota Board of Economic Development bearing interest at a rate of 3.00% per annum. The proceeds were used to purchase equipment and leasehold improvements. The loans were scheduled to mature in 2003 and 2004. On July 19, 2002, the Company paid in full all remaining outstanding principal on the loans. At December 31, 2001, the outstanding balance on the indebtedness was $4.1 million.

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

                             UICI AND SUBSIDIARIES

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

     Principal payments required in each of the next five years and thereafter are as follows:

                                                               (IN THOUSANDS)
2003........................................................       $4,138
2004........................................................        5,409
2005 and thereafter.........................................           --
                                                                   ------
                                                                   $9,547
                                                                   ======

     The fair value of the Company's short-term and long-term debt was $10.1 million and $26.2 million at December 31, 2002 and 2001, respectively. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's short-term debt approximate fair values. Total interest paid was $3.5 million, $6.4 million and $8.8 million in the years ended December 31, 2002, 2001 and 2000, respectively. For 2002, interest paid reflects $1.8 million interest related to the Onward & Upward put. See Note N.

     The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 was 10.1%. The Company had no short-term borrowings outstanding at December 31, 2002.

NOTE K -- STUDENT LOAN CREDIT FACILITIES

     At December 31, 2002 and 2001, the Company, through its Academic Management Services Corp. ("AMS") subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of $1,752.6 million and $1,506.2 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,726.1 million and $1,242.8 million, respectively, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity"), the accounts of which are included in the Company's Consolidated Financial Statements. At December 31, 2002 and 2001, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,430.8 million and $1,276.1 million, respectively, and by a pledge of cash, cash equivalents and other

                             UICI AND SUBSIDIARIES
qualified investments in the amount of $222.5 million and $129.4 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

     A summary of student loan credit facilities is set forth below:

  ACADEMIC MANAGEMENT SERVICES CORP.

     Following is a summary of debt outstanding under student loan credit facilities at AMS:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Short-term debt:
  Master repurchase agreement and credit facility...........  $   26,506   $  263,362
  Current portion of long-term debt.........................     593,557      619,564
                                                              ----------   ----------
     Total short-term debt..................................     620,063      882,926
Long-term debt:
  Auction Rate notes........................................     612,790      369,551
  Floating Rate notes.......................................     369,749      153,725
  Commercial Paper..........................................     593,557      619,564
                                                              ----------   ----------
                                                               1,576,096    1,142,840
  Less: current portion of long-term debt...................     593,557      619,564
                                                              ----------   ----------
     Total long-term debt...................................     982,539      523,276
                                                              ----------   ----------
Total short and long-term debt..............................  $1,602,602   $1,406,202
                                                              ==========   ==========

     In March 1998, AMS entered into a master repurchase agreement and credit facility with a financial institution, the obligations under which are partially (approximately $13.0 million at December 31, 2002) guaranteed by the Company. The proceeds of the facility are used from time to time to initially fund AMS' student loan originations. The repurchase agreement provides for the purchase of student loans by the financial institution, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the credit facility reset on such date. The credit facility is committed to provide up to $150.0 million of financing and may be increased up to $300.0 million subject to approval by the financial institution. The credit facility had an outstanding balance of $26.5 million and $263.4 million at December 31, 2002 and 2001, respectively, and amounts outstanding under the facility bear interest at a variable annual rate of LIBOR plus 75 basis points (2.1675% at December 31, 2002). The credit facility, which had an initial term of one year, has been extended until March 31, 2003 and is secured by student loans made under the Federal Family Education Loan Program ("FFELP") or alternative loans guaranteed by private guarantors. The financial institution may value the loans at any time and require AMS to repay any amount by which the market value of the loans is less than the amount required by the credit facility.

                             UICI AND SUBSIDIARIES

     After initial funding, AMS typically refinances groups of loans on a more structured basis by transferring loans to Special Purpose Entities, which in turn issue debt securities secured by the student loans. AMS has entered into five structured financing facilities:

     - In August 2002, the Company completed a $300.0 million financing by issuing through a Special Purpose Entity Class A and Class B floating rate student loan-backed notes. The interest rate on the $288 million Class A notes (2.1225% at December 31, 2002) is determined by reference to three-month LIBOR plus 0.30%. The interest rate on the $12 million Class B notes (2.6725% at December 31, 2002) is determined by reference to three-month LIBOR plus 0.85%. Interest on the Class A and Class B notes reset approximately every 90 days. The maturity date for the Class A notes is January 2033 and the maturity date for the Class B notes is April 2037. The outstanding notes of $300.0 million at December 31, 2002 may be redeemed at the option of the issuer, in whole or in part, on each Class' respective payment date (approximately every 90 days) at an aggregate price equal to the outstanding principal amount of the notes plus accrued interest thereon.

     - In January 2002, the Company completed a $335.0 million financing by issuing through a Special Purpose Entity four classes of auction rate student loan-backed notes. The notes are secured by a pledge of federally guaranteed student loans and are insured by MBIA Insurance Corporation ("MBIA"). As part of the transaction, the Special Purpose Entity acquired a $269.1 million portfolio of student loans from AMS and a loan acquisition fund in the amount of $50.0 million (consisting of cash and cash equivalents) was established to acquire in the future additional student loans originated by AMS. The interest rates on the notes (1.57%, 1.62%, 1.65%, and 1.65% at December 31, 2002) are reset every 35 days pursuant to auctions conducted by The Bank of New York. The notes notionally mature on March 1, 2038. The outstanding balance of the notes was $335.0 million at December 31, 2002. The outstanding notes may be redeemed at the option of the Special Purpose Entity, in whole or in part, on each Class' payment date (every 35 days) at an aggregate price equal to the outstanding principal amount of the notes plus accrued interest thereon.

     - On October 7, 1999, AMS completed a $344.0 million financing of three classes of notes issued by a Special Purpose Entity. The $229.0 million Class A-1 notes were structured as three-month LIBOR floating rate notes and were priced with a spread of 42 basis points with the interest rate reset quarterly (2.243% at December 31, 2002). The Class A-1 notes have an expected average life of 2.5 years with legal final maturity in April 2009. The Class A-1 notes had an outstanding balance of $69.7 million and $153.7 million at December 31, 2002 and 2001, respectively. The $57.5 million Class A-2 and $57.5 million Class A-3 notes were structured as auction rate notes with an initial interest rate of 6.38%. The interest rate on these notes is reset quarterly. Legal final maturity of the A-2 and A-3 notes is July 2027. At December 31, 2002, the interest rate on the notes was 2.0%. At December 31, 2002 and 2001, the outstanding balance on the notes was $115.0 million. All three classes of notes are insured by MBIA.

     - Effective August 6, 1999, AMS completed a closing and funding of $515.0 million of its $650.0 million single seller asset-backed commercial paper conduit, pursuant to which commercial paper may be issued by a Special Purpose Entity from time to time with maturities from one to 270 days. Commercial paper bearing interest rates of 1.45% to 1.70% was issued and outstanding under the facility at December 31, 2002. The commercial paper had an outstanding balance of $593.6 million and $619.6 million at December 31, 2002 and 2001, respectively. Liquidity support is provided by a separate banking facility. Under the terms of the program, in the event the support facility is activated, borrowings under the bank facility would be repaid using collections of underlying student loans, would bear interest at LIBOR plus seventy-five (75) basis points and would mature in August 2034. The commercial paper is insured by MBIA.

                             UICI AND SUBSIDIARIES

     - On June 11, 1999, AMS sold, in a private placement transaction, $319.5 million principal amount of Auction Rate Student Loan-Backed Notes issued by a Special Purpose Entity at an initial interest rate of 5.038%. The notes were sold in two tranches (Class A-1 and Class A-2) and mature in November 2022. The interest rate (1.40% for Class A-1 and 1.47% for Class A-2 at December 31, 2002) on the notes is generally reset monthly by an auction process. The outstanding balance at December 31, 2002 and 2001 was $162.8 million and $254.6 million, respectively. The notes are insured by MBIA.

     In each case the notes represent obligations solely of the Special Purpose Entity that issued the obligations and not of the Company, AMS or any other subsidiary of the Company. However, for financial reporting and accounting purposes the AMS structured finance facilities have been classified as financings. Accordingly, in connection with the financings neither the Company nor AMS recorded gain on sale of the student loan assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the student loans ($1,307.9 million and $975.3 million principal amount at December 31, 2002 and 2001, respectively) and cash and cash equivalents held by the Special Purpose Entities ($172.1 million and $113.4 million at December 31, 2002 and 2001, respectively, classified as restricted cash) and the associated indebtedness ($1,602.6 million and $1,142.8 million in the aggregate at December 31, 2002 and 2001, respectively, which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transactions.

     During the year ended December 31, 2002, 2001 and 2000, AMS' total interest paid on borrowings incurred to finance the funding of student loans totaled $34.2 million, $68.4 million and $98.5 million, respectively.

  COLLEGE FUND LIFE INSURANCE DIVISION

     On April 10, 2002, the Company completed a $50.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by the Company's College Fund Life Insurance Division through its College First Alternative Loan Program. The securitization consisted of a $50.0 million series of Student Loan Asset Backed Notes issued by a Special Purpose Entity. The outstanding balance of the notes was $50.0 million at December 31, 2002. Interest rates on the series of notes reset monthly (1.57% at December 31, 2002) in a Dutch auction process, with the initial rate set at 2.10%. The notes are secured by a pledge of alternative student loans and cash and cash equivalents and are insured by MBIA. As part of the transaction, the Special Purpose Entity established a loan acquisition fund in the amount of $49.8 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by the College Fund Life Division. At December 31, 2002, the loan acquisition fund balance was $40.1 million. The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company.

     On April 27, 2001, the Company completed a $100.0 million securitization of alternative (i.e., non-federally guaranteed) student loans originated by College Fund Life Division through its College First Alternative Loan Program. The securitization consisted of two $50.0 million series of Student Loan Asset Backed Notes issued by a bankruptcy-remote special purpose entity (a "Special Purpose Entity"). The outstanding balance of the notes was $100.0 million at December 31, 2002 and 2001. Interest rates on the notes reset monthly in a Dutch auction process, with the initial rate set at 4.75% for each of the Series A-1 and Series A-2 notes. At December 31, 2002, the interest rates on the Series A-1 and Series A-2 notes were 1.50% and 1.55%, respectively. The notes are secured by a pledge of alternative student loans and are insured by MBIA. As part of the transaction, the Special Purpose Entity acquired a $70.1 million portfolio of alternative student loans from various affiliates of the Company and established a loan acquisition fund in the amount of $19.1 million (consisting of cash and cash equivalents) to acquire in the future additional student loans originated by College Fund Life Division. At December 31, 2002, the loan acquisition fund had been used to fund additional student loans.

                             UICI AND SUBSIDIARIES

     The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the College Fund Life Division structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded no gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the alternative student loans ($95.2 million and $78.5 million principal amount at December 31, 2002 and 2001, respectively) and cash and cash equivalents held by the Special Purpose Entity ($48.2 million and $13.9 million at December 31, 2002 and 2001, respectively, classified as restricted cash) and the associated indebtedness ($150.0 million and $100.0 million at December 31, 2002 and 2001, respectively, which is included on the Company's consolidated balance sheet as student loan credit facilities) arising from the transaction.

     During the year ended December 31, 2002 and 2001 College Fund Life Division paid total interest on borrowings associated with the securitization in the amount of $2.7 million and $2.3 million.

     The weighted-average interest rate on short-term borrowings incurred by AMS and College Fund Life Division and outstanding at December 31, 2002 and 2001 was 2.6% and 4.6%, respectively.

     Principal payments required by AMS and College Fund Life Division with respect to their outstanding student loan indebtedness in each of the next five years and thereafter are as follows:

                                                               COLLEGE FUND
                                                    AMS       LIFE DIVISION      TOTAL
                                                 ----------   --------------   ----------
                                                              (IN THOUSANDS)
2003...........................................  $  620,063      $     --      $  620,063
2004...........................................          --            --              --
2005...........................................          --            --              --
2006...........................................          --         8,850           8,850
2007...........................................          --        11,550          11,550
2008 and thereafter............................     982,539       129,600       1,112,139
                                                 ----------      --------      ----------
Total..........................................  $1,602,602      $150,000      $1,752,602
                                                 ==========      ========      ==========

NOTE L -- FEDERAL INCOME TAXES

     Deferred income taxes for 2002 and 2001 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Deferred policy acquisition and loan origination..........  $26,008   $20,672
  Unrealized gain on securities.............................   22,731    16,357
  Undistributed earnings of subsidiaries....................      354       354
  Intangible assets.........................................    3,952        --
  Other.....................................................    7,158     8,997
                                                              -------   -------
     Total gross deferred tax liabilities...................   60,203    46,380
                                                              -------   -------
Deferred tax assets:
  Loss on disposal of discontinued operation................    1,911    10,502
  Policy liabilities........................................   31,125    25,770
  Real estate write-down....................................    1,820        --
  Operating loss carryforwards..............................    9,777    12,197

                             UICI AND SUBSIDIARIES

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
  Capital losses............................................      700        --
  Investment in Healthaxis, Inc.............................   15,044     9,165
  Accrued expenses..........................................    2,642     4,772
  Other.....................................................    1,833     2,806
                                                              -------   -------
     Total gross deferred tax assets........................   64,852    65,212
Less: valuation allowance...................................       --    (3,976)
                                                              -------   -------
     Deferred tax assets....................................   64,852    61,236
                                                              -------   -------
Net deferred tax asset......................................  $ 4,649   $14,856
                                                              =======   =======

     The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 2002 the Company determined that it was more likely than not that it would be able to realize its deferred tax assets. Accordingly, the Company eliminated or released the remaining valuation allowance of $4.0 million. The net change in the total valuation allowance for 2001 was a decrease of $12.5 million. AMS recognized taxable income for 2001 and realized a tax benefit from its operating loss carryforward resulting in a decrease in the valuation allowance. Because AMS was not part of the Company's consolidated group during 2000, the Company increased the valuation allowance during 2000 and did not realize the tax benefit associated with the significant operating losses of AMS for 2000.

     The provision for income tax expense (benefit) consisted of the following:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
From operations:
Continuing operations:
  Current tax expense..................................  $28,455   $25,993   $ 34,468
  Deferred tax expense (benefit).......................   (5,375)   (7,269)     1,622
                                                         -------   -------   --------
     Total from continuing operations..................   23,080    18,724     36,090
                                                         -------   -------   --------
Discontinued operations:
  Current tax benefit..................................   (7,919)   (7,551)   (57,610)
  Deferred tax expense.................................    7,270     3,755     42,664
                                                         -------   -------   --------
     Total from discontinued operations................     (649)   (3,796)   (14,946)
                                                         -------   -------   --------
From cumulative effect of accounting change:
  Current tax expense..................................       --        --         --
  Deferred tax benefit.................................   (1,742)       --         --
                                                         -------   -------   --------
       Total from cumulative effect of accounting
          change.......................................   (1,742)       --         --
                                                         -------   -------   --------
       Total...........................................  $20,689   $14,928   $ 21,144
                                                         =======   =======   ========

                             UICI AND SUBSIDIARIES

     The Company's effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
State income taxes..........................................   1.2     1.7      --
Small life insurance company deduction......................  (0.4)   (1.1)   (1.2)
Operating loss..............................................  (5.3)   (9.2)   14.4
Release undistributed earnings reserve......................    --    (6.8)     --
Amortization of goodwill....................................    --     2.8     0.6
Nondeductible compensation expenses.........................   3.5     2.3     2.0
Reduction of liability for potential tax obligations........  (1.2)     --      --
Other items, net............................................  (1.8)    1.7     1.2
                                                              ----    ----    ----
Effective income tax rate applicable to continuing
  operations................................................  31.0%   26.4%   52.0%
                                                              ====    ====    ====

     The deferred tax liability related to the undistributed earnings in subsidiaries decreased $4.2 million in 2001. The decrease related to taxes on undistributed earnings from subsidiaries that were previously less than 80% owned and are now wholly owned subsidiaries.

     Under pre-1984 federal income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as "policyholders' surplus account." These amounts are not taxable unless (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed to the Company or (c) these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company's life insurance subsidiaries was approximately $3.1 million at December 31, 2002.

     At December 31, 2002, MEGA had an aggregate federal tax loss carryforward from certain acquired subsidiaries of $3.0 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2003 and 2007. The maximum amounts of federal tax loss carryforwards available are $657,000 per year from 2003 through 2006, and $388,000 in 2007.

     At December 31, 2002 AMS had $24.9 million of federal tax loss carryforwards that will begin to expire in 2019. AMS entered the Company's consolidated group on August 3, 2001 following the Company's acquisition of the minority interest of AMS. The utilization of operating loss carryovers of AMS generated before August 3, 2001 is limited to future taxable income of AMS and is not available to offset the future taxable income of the other members of the Company's consolidated group.

     At December 31, 2002, the Company's insurance company subsidiaries incurred tax basis capital losses of $2.3 million resulting in a deferred tax asset of $700,000. Capital losses not used to offset capital gains will expire in 2007.

     Total federal income taxes paid in prior years and recovered were $8.5 million and $18.6 million during 2002 and 2001, respectively. Total federal income taxes paid were $20.6 million, $26.9 million and $11.8 million for 2002, 2001 and 2000, respectively.

     UICI, MEGA, Mid-West, two other non-life insurance subsidiaries and all of the Company's non-insurance subsidiaries file a consolidated federal income tax return. The Company's other domestic life insurance subsidiary Chesapeake and two offshore life reinsurance subsidiaries file separate federal income tax returns.

                             UICI AND SUBSIDIARIES

     The Company has interests in several limited liability corporations that file separate tax returns. The Company's consolidated results of operations reflect 100% of the income from these companies.

NOTE M -- STOCKHOLDERS' EQUITY

     On August 11, 2000, the Company issued to the UICI Employee Stock Ownership and Savings Plan ("the Employee Plan") 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note, which was scheduled to mature July 31, 2003 and was secured by a pledge of the purchased shares. As of December 31, 2002, the Employee Plan had repaid the $8.5 million promissory note to the Company. See Note P.

     In November 1998, the Company's Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program, through December 31, 2002, the Company had purchased an additional 2,000,000 shares pursuant to the program (with the most recent purchase made on December 31, 2002) at an aggregate cost of $29.3 million, or $14.64 per share. Through March 11, 2003, the Company had purchased an additional 324,200 shares at an aggregate cost of $4.9 million, or $15.02 per share. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

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

     Effective September 15, 1999, the Company entered into an Assumption Agreement with an affiliate of Mr. Jensen, pursuant to which UICI agreed to assume and discharge an unfunded obligation to fund certain agent stock accumulation plans established for the benefit of independent sales agents and representatives. In consideration of a cash payment made by the related party to the Company in the amount of $10.1 million

                             UICI AND SUBSIDIARIES

(representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15, 1999)), UICI agreed to assume the liability and fund the agent plans to the extent of 369,174 shares of UICI common stock. On October 29, 1999, the Company received the cash payment. See Note N.

     On July 1, 2002, pursuant to the terms of a Put/Call Agreement, the Company exercised its option to purchase from a related party 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate. For financial reporting purposes, the Company treated the transaction as a repurchase of Company common stock in the amount of $10.1 million (which represented the fair market value of 369,174 shares of Common Stock of the Company at September 15, 1999) and a discharge of a liability in the amount of $1.8 million (which represented accrued interest expense previously recorded over the term of the put/call arrangement is included in the Other expenses category on the Company's consolidated statement of operations), resulting in an overall decrease in consolidated stockholders' equity in the amount of $11.9 million.

     Pursuant to the Company's Executive Stock Purchase Program, during 1998 and 1999 the Company extended loans to officers, directors and employees in the amount of $3.3 million and $2.9 million, respectively, the proceeds of which were used to purchase Company Common Stock. The six-year term loans bear interest at 5.22%-5.37% per annum, and interest is payable quarterly. Loans are full recourse to borrowers and are payable in full upon the occurrence of certain events. The terms of the loans were significantly modified during the year ended December 31, 2000. At December 31, 2002 and 2001, the aggregate outstanding balance of the loans was $1.7 million and $1.9 million, respectively. See Note P.

     Generally, total stockholders' equity of domestic insurance subsidiaries, as determined in accordance with statutory accounting practices, in excess of minimum statutory capital requirements is available for transfer to the parent company subject to the tax effects of distribution from the "policyholders' surplus account" described in Note L on Federal Income Taxes. The minimum statutory capital and surplus requirements of the Company's domestic insurance subsidiaries was $26.6 million and $28.2 million at December 31, 2002 and 2001, respectively.

     Prior approval by insurance regulatory authorities is required for the payment of dividends by a domestic insurance company that exceed certain limitations based on statutory surplus and net income. During the fourth quarter of 2002, the Company's two principal domestic insurance subsidiaries paid $20.0 million in the aggregate to the holding company. During 2001 and 2000, the domestic insurance companies paid dividends in the amount of $40.0 million and $19.0 million, respectively. During 2003, the Company's domestic insurance companies could pay aggregate dividends to the parent company of approximately $39.1 million without prior approval by statutory authorities.

     Combined net income and stockholders' equity for the Company's domestic insurance subsidiaries determined in accordance with statutory accounting practices and as reported in regulatory filings are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net income...........................................  $ 16,749   $ 33,581   $ 45,688
Statutory surplus....................................  $281,940   $277,348   $286,275

     The National Association of Insurance Commissioners ("NAIC") revised the Accounting Practices and Procedures Manual ("Manual") in a process referred to as Codification. The revised Manual became effective January 1, 2001. The primary domiciled states of the Company's domestic insurance subsidiaries (Oklahoma and Tennessee) adopted the provisions of the Manual. The Manual changed, to some extent, prescribed

                             UICI AND SUBSIDIARIES
statutory accounting practices and resulted in changes to the accounting practices that the Company's domestic insurance subsidiaries use to prepare its statutory-basis financial statements.

     Statutory accounting changes adopted to conform to the provisions of the Manual are reported as changes in accounting principles in the Company's statutory-based financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of statutory capital and surplus at the beginning of the year and the amount of statutory capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company's insurance subsidiaries reported a change in accounting principle, as an adjustment that increased statutory capital and surplus by $18.6 million as of January 1, 2001. Included in this total adjustment is an increase in statutory capital and surplus of $23.4 million related to deferred tax assets.

NOTE N -- RELATED PARTY TRANSACTIONS

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

     In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON

                             UICI AND SUBSIDIARIES
and coinsured by the Company and the policies previously issued directly by the Company. The commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of commissions payable to SIR on co-insured policies issued by AEGON. During 2002, 2001 and 2000, SIR received insurance commissions of $3.1 million, $3.8 million and $7.7 million, respectively, on the policies previously issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2002, 2001 and 2000, SIR received commissions of $2.5 million, $3.1 million and $1.8 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

     In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA -- Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. During the years ended December 31, 2002, 2001 and 2000, the Company paid to SIR the amount of $1.9 million, $1.2 million and $1.1 million, respectively, pursuant to this arrangement.

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

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), which is the holder of approximately 6.5% of the Company's outstanding Common Stock. To ensure that the dollar value of the Unfunded Obligation would not exceed the dollar proceeds received from SIR plus a reasonable allowance for the cost of funds, effective September 15, 1999, the Company and OUI entered into a Put/Call Agreement. Pursuant to the Put/Call Agreement, for a thirty day period commencing on July 1 of each year, the Company had an option to purchase from OUI, and OUI had a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25 in 2004, $38.25 in 2005 and $40.25 in 2006. The
call/put price escalated over time in annual dollar increments designed to recognize an increase in value of the underlying UICI stock based upon historical past performance (an approximate 6.0% annual rate of appreciation). In July 2000, the Company extended until October 31, 2000 the period during which OUI could exercise its initial put right under the Put/Call Agreement. In November 2000, the Company extended until March 31, 2001 the period during which OUI could have exercised its initial put right under the Put/Call Agreement, and in May 2001, the Company extended until June 30, 2001 the period during which OUI could have exercised its initial put right under the Put/Call Agreement. On July 1, 2002, pursuant to the terms of the Put/Call Agreement, the Company exercised is option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate.

                             UICI AND SUBSIDIARIES

     During 2002, 2001 and 2000, the Company received $2,000, $-0- and $2,000, respectively, from SIR as reimbursement of office supply and occupancy expenses.

  Richland State Bank

     Richland State Bank ("RSB") is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. Prior to the chartering of United Credit National Bank in February 1997, the Company's United CreditServ subsidiary (formerly the Company's Credit Services division) utilized RSB to issue credit cards bearing the name of RSB for the Company's ACE and AFCA credit card programs. The agreement governing the terms of the issuance of such credit cards provided that UICI paid to RSB a fee in the amount of $0.50 per card issued for each month a credit card bearing the RSB name remained outstanding. In 2000, the Company paid fees in the amount of $33,000, pursuant to this agreement. The agreement terminated on June 30, 2000.

     Until September 30, 2000, the Company's United CreditServ unit processed and serviced credit cards issued by RSB, at a monthly rate of $5.25 per account. The Company received $856,000 from RSB for services performed in connection with processing and marketing of credit cards in 2000.

     RSB has also originated student loans for AMS and resold originated loans to AMS at par less an origination fee of 31 basis points (0.31%). During 2000, RSB originated $80.9 million aggregate principal amount of student loans for AMS, for which it received $245,000 in origination fees. During 2001, RSB originated $88.2 million aggregate principal amount of student loans for AMS, for which it received $275,000 in origination fees. The agreement governing the terms of RSB's origination services for AMS formally expired on January 20, 2002 and has been extended for an indefinite term pending negotiation of the terms of a new arrangement. During 2002, RSB originated $77.6 million aggregate principal amount of student loans for AMS, for which it received $241,000 in origination fees.

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

     RSB also provides student loan origination services for the Company's College Fund Life Insurance Division of MEGA and Mid-West. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999, RSB originated student loans and resold such loans to UICI Funding Corp. 2 ("Funding") (a wholly owned subsidiary of UICI) at par (plus accrued interest) less an origination fee of 31 basis points (0.31%). Effective June 12, 2000, RSB and Funding amended the agreement to provide that student loans originated by RSB would be resold to Funding at par (plus accrued interest). During 2002, 2001 and 2000, RSB originated $17.7 million, $20.7 million and $19.5 million aggregate principal amount plus accrued interest, respectively,

                             UICI AND SUBSIDIARIES
of student loans for College Fund Life Division, for which it received origination fees in the amounts of $-0-, $-0- and $12,000, respectively.

     During 2002, 2001 and 2000, RSB collected on behalf of, and paid to, Funding $1.6 million, $1.9 million and $1.7 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans.

     In June 1999, RSB entered into a service agreement with College Fund Life Division, pursuant to which College Fund Life Division provides underwriting services to permit RSB to approve prospective student loans. During 2002, 2001 and 2000, RSB collected on behalf of and collectively paid to College Fund Life Division fees of $442,000, $512,000 and $477,000, respectively, in origination fees paid by student borrowers in connection with the origination of student loans.

     During 2002, 2001 and 2000, Funding received from RSB interest income in the amount of $4,000, $20,000 and $37,000, respectively, on money market reserve accounts maintained at RSB by the Company.

  Specialized Association Services, Inc.

     Pursuant to an agreement entered into in July 1998 and terminated effective December 31, 2002, Specialized Association Services, Inc. ("SAS") (which is controlled by Mr. Jensen's adult children) paid UICI Marketing for certain benefits provided to association members. UICI Marketing, in turn, purchased such benefits from third parties (including NMC, which was sold July 27, 2000 to an investor group consisting of Jensen family members). During 2002, 2001 and 2000, SAS paid to UICI Marketing $14.6 million, $15.0 million and $9.7 million, respectively, pursuant to this arrangement. During 2002 and 2001, UICI Marketing paid NMC $161,000 and $1.4 million, respectively, pursuant to this arrangement. Effective January 1, 2003, UICI Marketing sells new membership sales leads to the enrollers and video and print services to the associations and to SAS.

     During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that endorse the Company's health insurance products. The aggregate amount paid by SAS to MEGA for these benefit products was $6.4 million in 2002.

     During 2002, 2001 and 2000, the Company paid to SAS $441,000, $347,000 and $176,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $357,000, $178,000 and $7,000 during 2002, 2001 and 2000, respectively, for reimbursement of expenses. During 2002, 2001 and 2000, SAS paid to MEGA $347,000, $342,000 and $325,000, respectively, for leased office facilities.

  Healthcare Management Administrators, Inc.

     During 1999 and a portion of 2000, the Company provided to Healthcare Management Administrators, Inc. ("HMA") (which was owned by Mr. Jensen until February 3, 2000) certain leased facilities and data processing, accounting, management and administrative services. For such services, the Company received fees of $34,000 in 2000.

     During 2000, Insurdata Marketing Services received commissions from HMA in the amount of $38,000.

     In accordance with the terms of a Management and Option Agreement, dated as of April 1, 1999, HMA and Mr. Jensen granted to the Company an option to purchase certain assets, subject to certain corresponding liabilities, associated with the third party administration business of HMA. The option was exercisable on or before January 30, 2000 at an option price equal to the book value of the net tangible assets of HMA to be purchased plus assumption of an obligation to pay WinterBrook VSO, LLC (a company controlled by Mr. Jensen) certain commissions payable over a five year term in an amount not to exceed $4.2 million. The Company delivered notice of exercise of the option on January 25, 2000, and the Company completed the

                             UICI AND SUBSIDIARIES
purchase of the assets associated with HMA's third party administration business on February 3, 2000, at a renegotiated purchase price equal to approximately $4.0 million (representing the recorded net book value of the assets purchased) plus $500,000, representing repayment to Mr. Jensen of cash advances made to HMA subsequent to December 31, 1999. The assets of HMA comprised a part of the assets of UICI Administrators, Inc., which was sold by the Company in January 2002.

  NetLojix Communications, Inc. (formerly AvTel Communications, Inc.)

     Until November 2002, NetLojix Communications, Inc. ("NetLojix") provided long distance voice telecommunications services to the Company and its subsidiaries, pursuant to a series of agreements originally executed in 1998 and most recently extended for a two-year period in November 2000. At December 31, 2002, Mr. Jensen and his adult children beneficially hold in the aggregate approximately 59% of the issued capital stock of NetLojix.

     The Company's most recent agreement with NetLojix expired on October 31, 2002 and was not extended upon expiration. The agreement required UICI to purchase a minimum of $86,000 in service per month at a rate of $0.0299 per minute for interstate calls and $0.070 per minute, or $0.075 per minute, depending on the state, for intrastate calls. The Company's prior agreement (which was effective August 1, 1999 and terminated on October 31, 2000) required UICI to purchase a minimum of $200,000 in service per month at a rate of $0.035 per minute for interstate calls and $0.075 per minute for intrastate calls. Effective August 1, 1998, UICI and NetLojix entered into a one year long distance service agreement, which required UICI to purchase a minimum of $120,000 in service per month at a rate of $0.052 per minute for interstate calls and $0.088 per minute for intrastate calls.

     The Company paid NetLojix in the aggregate $2.5 million, $2.3 million and $4.0 million in 2002, 2001 and 2000, respectively, for long distance telecommunications services.

     On August 23, 2002, UICI and NetLojix entered into a one-year master services agreement, pursuant to which NetLojix will provide to UICI and its subsidiaries certain technical support services. During the year ended December 31, 2002, the Company paid to NetLojix $39,590 pursuant to this agreement.

     At December 31, 2002, 2001 and 2000, the Company had accounts payable owing to NetLojix under the services agreement in the amount of approximately $29,000, $37,000 and $270,000, respectively.

  Excell Global Services, Inc.

     Excell Global Services, Inc. ("Excell Global") is a holding company, the principal subsidiary of which is Excell Agent Services, LLC ("Excell"). Excell Global and members of management of Excell Global hold, in the aggregate, 99% of the equity interest in Excell, and Mr. Jensen holds the remaining 1% equity interest. Excell provides telephone directory assistance services. Mr. Jensen serves as a director of Excell Global and at December 31, 2002 was the beneficial holder of 100% of the outstanding equity of Excell Global. Until February 2001, Mr. Mutz served on the board of directors of Excell Global, and Mr. Mutz held 13.2% of the outstanding equity of Excell Global until August 2002, at which date he disposed of all of his holdings.

     Excell paid to the Company $-0-, $2,000 and $53,000 in 2002, 2001 and 2000,
respectively, for medical administration fees under an arrangement entered into in 2000.

  Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children

     Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. ("OUI"), the holder of approximately 6.5% of the Company's outstanding Common Stock.

     Effective September 15, 1999, the Company entered into an Assumption Agreement with an affiliate of Mr. Jensen, pursuant to which UICI agreed to assume and discharge an unfunded obligation to fund certain

                             UICI AND SUBSIDIARIES
agent stock accumulation plans established for the benefit of independent sales agents and representatives. In consideration of a cash payment made by the related party to the Company in the amount of $10.1 million (representing the dollar value of 369,174 shares of UICI Common Stock at $27.4375 per share (the closing price of UICI common stock at September 15, 1999)), UICI agreed to assume the liability and fund the agent plans to the extent of 369,174 shares of UICI common stock. On October 29, 1999, the Company received the cash payment

     Effective September 15, 1999, the Company and Onward & Upward, Inc. ("OUI") entered into a Put/Call Agreement, pursuant to which, for a thirty day period commencing on July 1 of each year, the Company was granted an option to purchase from OUI, and OUI was granted a corresponding right to require the Company to purchase, up to 369,174 shares of Common Stock at a purchase price per share equal to $28.50 in 2000, $30.25 in 2001, $32.25 in 2002, $34.25 in 2003, $36.25
in 2004, $38.25 in 2005 and $40.25 in 2006. Mr. Jensen's five adult children hold in the aggregate 100% of the equity interest in OUI, which is the holder of approximately 6.5% of the Company's outstanding Common Stock. On July 1, 2002, pursuant to the terms of the Put/Call Agreement, the Company exercised its option to purchase from OUI 369,174 shares of Common Stock at the then-effective call price of $32.25 per share, or $11.9 million in the aggregate. For financial reporting purposes, the Company treated the transaction as a repurchase of Company common stock in the amount of $10.1 million (which represented the fair market value of 369,174 shares of Common Stock of the Company at September 15,
1999) and a discharge of a liability in the amount of $1.8 million (which represented accrued interest expense previously recorded over the term of the put/call arrangement), resulting in an overall decrease in consolidated stockholders' equity in the amount of $11.9 million.

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

     In 2002, 2001 and 2000, the Company paid $257,000, $174,000 and $144,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 99%) for printing services.

  Impact Productions, Inc.

     In 1998, the Company acquired a 90% interest in Impact Productions, Inc. ("Impact") from one of Mr. Jensen's adult children for a total price of $236,000, which approximated the net book value of the assets as of the purchase date. In May 2001, the Company acquired the remaining 10% interest from Mr. Jensen's adult child for a total price of $26,275. During 2001 and 2000, the Company paid to Impact $256,000 and $-0-, respectively, for promotional services.

     During 2001 and 2000, Impact paid the Company $74,000 and $79,000, respectively, for reimbursement of expenses.

  Small Business Showcase, Inc. ("SBS")

     Cornerstone America (a division of Mid-West) paid to Small Business Showcase, Inc. ("SBS") (which was owned by one of Mr. Jensen's adult children until March 2000) $333 in 2000 for lead generation services.

     In 2000, SBS paid to subsidiaries of the Company $13,000 for generating Internet leads.

                             UICI AND SUBSIDIARIES

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

  Sun Communications, Inc. Litigation

     As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) are parties to litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) (the "Sun Litigation") with Sun Communications, Inc. ("Sun") concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998.

     Assignment and Release Agreement. Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement (the "Assignment and Release Agreement"), which is intended to effectively transfer the Company's 80% interest in STP to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation, including (i) any losses arising from the breach of fiduciary duty claim asserted by Sun against the Company and Sun's related claim for attorneys' fees, (ii) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and
(iii) all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP. In exchange therefor, (i) UICI assigned to Mr. Jensen all of UICI's right, title and interest to the funds held in the registry of the Court in the Sun Litigation and released Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement; (ii) UICI granted to Mr. Jensen an option, exercisable at a nominal exercise price, to transfer to Mr. Jensen UICI's 80% interest in STP; (iii) UICI agreed to cooperate with Mr. Jensen in all reasonable respects in connection with the Sun Litigation; and
(iv) UICI granted to Mr. Jensen an irrevocable proxy to vote UICI's membership interest in STP all matters coming before the members of STP for a vote

     For financial reporting purposes, the Company recorded no gain or loss in connection with this transaction and will continue to include the accounts of STP in its consolidated financial statements until final distribution of cash proceeds from the sale and liquidation of STP or such time as Mr. Jensen shall exercise the option to acquire UICI's 80% membership interest in STP. Because the Company has assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company has established and will continue to record a liability equal to the total cash and cash equivalents on deposit in the registry of the Court in the Sun Litigation (which amount was $21.9 million at December 31, 2002 and is reflected as restricted cash on the Company's consolidated balance sheet).

     Exercise of STP Texas Draw. In accordance with an agreement entered into as of December 31, 1996, by and between Sun and the Company (the "STP Texas Draw Agreement"), either of Sun or the Company may, at any time after July 1, 1999, offer to purchase all, but not less than all, of the membership interest in STP owned by the other party by delivering notice of the offer setting forth, among other things, a cash purchase price and all other essential terms of the offer. Pursuant to the terms of the STP Texas Draw

                             UICI AND SUBSIDIARIES

Agreement, the party receiving the initial offer must in turn deliver to the offering party notice of its unambiguous election to either (a) sell all of its membership interest in STP to the offering party or (b) counteroffer to purchase all of the offering party's membership interest in STP, in both cases pursuant to terms and conditions identical to those contained in the initial offer. On December 12, 2002, Mr. Jensen and the Company entered into an agreement, pursuant to which (a) in accordance with UICI's undertaking to cooperate with Mr. Jensen in the Sun Litigation as provided in the Assignment and Release Agreement, UICI at the request of Mr. Jensen made an offer to purchase all, but not less than all, of Sun's membership interest in STP in accordance with the STP Texas Draw Agreement, (b) Mr. Jensen acknowledged that UICI's undertaking to make such offer would be without monetary or other obligation on the part of UICI and (c) Mr. Jensen agreed to indemnify and hold UICI harmless from and against any and all liability that UICI might incur as a result of making such offer.

     Sun subsequently filed a motion for a temporary injunction to enjoin closing of the transactions contemplated by the STP Texas Draw Agreement. Mr. Jensen has agreed to postpone the closing of the transactions contemplated by the STP Texas Draw Agreement pending the court's ruling on a summary judgment motion that he intends to file with respect to Sun's objections to those transactions.

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

  March 2000 Loan

     On March 14, 2000, a limited liability company controlled by Mr. Jensen ("Lender LLC") loaned $70.0 million (the "Lender LLC Loan") to a newly formed subsidiary of the Company. The proceeds of the Lender LLC Loan, together with $5.0 million of cash on hand, were used to reduce indebtedness outstanding under the Company's Bank Credit Facility from $100.0 million to $25.0 million. The Lender LLC Loan bore

                             UICI AND SUBSIDIARIES
interest at the prevailing prime rate, was guaranteed by UICI, was due and payable in July 2001 and was secured by a pledge of investment securities and shares of the Company's National Motor Club unit.

     In connection with the March 2000 pay down of indebtedness outstanding under the Company's then outstanding $100 million bank credit facility, the bank credit facility was amended to provide, among other things, that the $25.0 million balance outstanding would be due and payable on July 10, 2000, amounts outstanding under the facility would be secured by a pledge of investment securities and shares of Mid-West National Life Insurance Company of Tennessee ("Mid-West"), and the restrictive covenants formerly applicable to UICI and its restricted subsidiaries (primarily the Company's insurance companies) were made applicable solely to Mid-West. Amounts outstanding under the bank credit facility continued to bear interest at LIBOR plus 100 basis points per annum. On April 11, 2000 and June 28, 2000, the Company made principal payments of $11.0 million and $8.0 million, respectively, under the bank credit facility, and on June 30, 2000, Lender LLC, against payment to the banks of $6.0 million, assumed 100% of the banks' remaining $6.0 million position in the bank credit facility.

  June-July 2000 Transactions

     In June and July 2000, the Company entered into a series of transactions (the "July 2000 Transactions") with Mr. Jensen and affiliates of Mr. Jensen, the proceeds of which were utilized, in part, to fund the Company's cash and other obligations under the Consent Order, dated June 29, 2000, issued by the Office of the Comptroller of the Currency to memorialize the terms of the UCNB Capital Plan approved by the Office of the Comptroller of the Currency. See Note B.

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

     The NMC Note was an unsecured, full recourse obligation of the NMC Buyer and was unconditionally guaranteed by Mr. Jensen. The NMC Note bore interest at the per annum rate of prime fluctuating from time to time, and was initially payable in three equal installments of principal in the amount of $11.7 million due on each of October 1, November 1 and December 1, 2000, respectively. Effective October 1, 2000, the NMC Note was amended to provide for three equal installments of principal in the amount of $11.7 million due on each of November 1 and December 1, 2000 and January 1, 2001, respectively. In accordance with the terms of the June Consent Orders, the Company pledged the NMC Note to UCNB to secure, in part, the Company's obligations under the Capital Plan. On October 31, 2000, the Office of the Comptroller of the Currency consented to the release by UCNB of its security interest in the NMC Note. On November 2, 2000, the NMC Buyer prepaid the NMC Note in its entirety. Under the terms of the NMC Note, the Company received $875,000 in interest in 2000.

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

     Jensen Indemnity Agreement. To secure in part the Company's obligations under the Capital Plan, effective June 29, 2000 Mr. Jensen pledged to UCNB $7.1 million face amount of Series B Certificates created as part of the Company's securitizations of credit card receivables issued in 1997 and 1998 generated by UICI's credit card operations. As a condition to Mr. Jensen's pledge of the Series B Certificates, on June 29, 2000 the Company executed and delivered an Indemnity Agreement, pursuant to which the Company agreed, among other things, to indemnify and hold Mr. Jensen harmless from and against (A) loss, cost, expense, or liability incurred by Mr. Jensen arising from, in respect of or in connection with, a default by the Company of its obligations under the June Office of the Comptroller of the Currency Consent Orders, the UCNB Capital Plan or the Liquidity and Capital Assurances Agreement, and (B) any and all losses, costs and expenses (including reasonable attorneys' fees and expenses) incurred by Mr. Jensen in enforcing any rights under the Indemnity Agreement.

                             UICI AND SUBSIDIARIES

     Sale of UICI Shares to NMC. Pursuant to the terms of an agreement, dated July 13, 2000, between the Company and NMC, on July 24, 2000, the Company issued to NMC 175,000 treasury shares of common stock at a purchase price of $5.25 per share. It is anticipated that the 175,000 shares will be used to fund incentive stock programs for the benefit of NMC employees.

  National Motor Club

     As discussed above, on July 27, 2000, the Company sold its 97% interest in NMC Holdings, Inc. ("NMC"), the parent company of its National Motor Club of America ("NMCA") unit, to an investor group consisting of Jensen family members (including Mr. Jensen) for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. William J. Gedwed (a director of the Company) holds 3% of the issued and outstanding common stock of NMC. The Chesapeake Life Insurance Company ("CLICO") (formerly a direct wholly owned subsidiary of the Company) and NMCA were previously parties to an administrative service agreement, pursuant to which CLICO agreed to issue life, accident and health insurance polices to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to CLICO certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. Following the acquisition of CLICO by The MEGA Life and Health Insurance Company ("MEGA") (a wholly-owned insurance subsidiary of the Company) in July 2000, MEGA and NMCA entered into a similar administrative service agreement for a two-year term ending in December 31, 2002. During the year ended December 31, 2002, 2001 and 2000, NMCA paid to MEGA and CLICO insurance premiums in the amount of $1.7 million, $2.4 million and $2.6 million, respectively, pursuant to such arrangements. Effective January 1, 2003, MEGA and NMCA entered into a new administrative services agreement for a term ending on December 31, 2004.

     In connection with the sale of NMC in July 2000, NMC entered into a sublease agreement with MEGA, pursuant to which NMC subleased from MEGA approximately 17,000 square feet of office space. During 2001 and 2000, NMC paid to MEGA $287,000 and $144,000 pursuant to the sublease. NMC terminated the sublease arrangement effective November 2001.

     During 2002 and 2001, NMC paid the Company $231,000 and $334,000, respectively, for printing and various other services.

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

                             UICI AND SUBSIDIARIES

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

  Other Jensen Transactions

     In 2002, 2001 and 2000, the Company received $1,000, $335 and $9,000, respectively, from United Group Service Center, Inc., a company owned by one of the adult children of Mr. Jensen, which amounts represent premiums on a stop loss policy issued by MEGA and reimbursement of office expenses.

  ACADEMIC MANAGEMENT SERVICES CORP.

     A former president of Academic Management Services Corp. and the former holder of 25% of the equity interest in AMS is a partner in a partnership from which the Company's AMS subsidiary formerly leased office space. During 2000, AMS paid $15,000 under the terms of the lease. AMS terminated the lease on January 13, 2000.

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

  TRANSACTIONS WITH PHILLIP A. GRAY

     Prior to April 23, 1999, Phillip A. Gray served as head of the Company's Credit Services division and held a minority interest in United Membership Marketing Group, Ltd. (a former majority owned subsidiary of the Company) ("UMMG"). During a portion of 2000, the Company engaged in transactions with Mr. Gray and business entities controlled by Mr. Gray.

  American Fair Credit Association, Inc.

     Mr. Gray is the controlling member of American Fair Credit Association, Inc. ("AFCA"), an independent membership association that provides credit education programs and other benefits and through which United CreditServ formerly marketed its credit support services and "AFCA" credit cards prior to termination by the Company of the credit program in January 2000.

     In 2000, AFCA paid to UMMG cash in the amount of approximately $4.7 million for fulfillment services and marketing materials.

  Financial Services Reinsurance, Ltd.

     At December 31, 2000 and 2001, the Company, Mr. Gray and another former officer of UMMG held a 79%, 16.8% and 1.68% equity interest, respectively, in Financial Services Reinsurance Ltd., an offshore re-insurer ("FSR"). At each of December 31, 2001 and 2000, Mr. Gray had total indebtedness owing to the Company in the amount of $1.0 million, and the other former officer of UMMG had total indebtedness outstanding owing to the Company in the amount of $267,000, which indebtedness in each case bore interest at 5%-6% per annum, with principal and all accrued interest due and payable on January 1, 2002. Effective January 1, 2002, the Company purchased Mr. Gray's and the other former UMMG officer's respective 16.8%

                             UICI AND SUBSIDIARIES
and 1.68% equity interests in FSR for a purchase price equal to the outstanding balance plus accrued interest on the indebtedness owing by Mr. Gray and the other former UMMG officer, respectively.

  TRANSACTION WITH AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 2002, 2001 and 2000, the Company held a 10.5%, 10.2% and 10.4% fully diluted interest, respectively, in AMLI Residential Properties Trust, a publicly-traded real estate investment trust ("AMLI"). Mr. Mutz (a director and the President and Chief Executive Officer of the Company) also serves as Chairman of the Board of AMLI. Pursuant to the terms of a Purchase Agreement, dated as of December 16, 2002, in exchange for aggregate consideration of $700,000 in cash payable to the Company, (a) an affiliate of AMLI purchased the Company's minority economic interests in each of four service affiliates of AMLI Residential Properties Trust and (b) the transfer to AMLI of the Company's rights to the service mark "AMLI" and the right to use the name "AMLI", which rights a subsidiary of the Company formerly held and licensed to AMLI and certain AMLI affiliates. In connection with this transaction, the Board of Directors of UICI received an independent opinion, utilizing the methodology and subject to the limitations and assumptions set forth in the opinion, that the transaction contemplated by the Purchase Agreement was fair from a financial point of view.

  TRANSACTIONS WITH HEALTHAXIS, INC.

     At December 31, 2002, the Company held 24,224,904 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 45% of the issued and outstanding shares of HAI. HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

     At December 31, 2002, the Company also held (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share;
(b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) 1,424 shares of HAI 2% convertible preferred stock, which preferred stock has a stated liquidation value of $1,000 per share and is convertible into 542,476 shares of HAI common stock at a conversion price per HAI share of $2.625. On July 31, 2002, UICI acquired the shares of HAI 2% convertible preferred stock and cash in the amount of $243,000 in exchange for $1.67 million principal amount of HAI 2% convertible debentures (which were convertible into an aggregate of 185,185 shares of HAI common stock).

     Through November 7, 2001, 8,581,714 shares of HAI common stock held by the Company were subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company had the right to vote such shares. Effective November 7, 2001, UICI appointed as its proxies the board of directors of HAI, who may vote 33 1/3% of the number of HAI shares held of record from time to time by UICI in favor of the nominees for director that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies will terminate at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a "group" beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

                             UICI AND SUBSIDIARIES

     Until their resignations effective November 7, 2001, Gregory T. Mutz (the President and a director of the Company) and Patrick J. McLaughlin (a director of the Company) served as directors of HAI.

     Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the "Services Agreement"), HAI formerly provided information systems and software development services (including administration of the Company's computer data center) to the Company and its insurance company affiliates at HAI's cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI's overhead costs) plus a 10% mark-up. The Services Agreement had an initial five-year term scheduled to end on January 3, 2005, which was subject to extension by the Company. The Services Agreement was terminable by the Company or HAI at any time upon not less than 180 days' notice to the other party. The Services Agreement did not constitute a requirements contract, did not prevent UICI from obtaining from other third parties (or providing to itself) any or all of the services currently provided by HAI, and did not limit UICI's right or ability to decrease the demand for services from HAI.

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

     Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.1 million, $20.4 million and $21.0 million in 2002, 2001 and 2000, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $2.7 million, $10.1 million and $6.4 million in 2002, 2001 and 2000, respectively. The aggregate amounts paid by UICI to HAI in 2002, 2001 and 2000, respectively, represented 38%, 70% and 63% of HAI's total gross revenues of $28.1 million, $43.8 million and $43.7 million in such years.

     At December 31, 2002, 2001 and 2000, UICI had accounts payable to HAI relating to services provided under the Services Agreement and other services in the amount of $108,000, $3.0 million and $3.0 million, respectively.

     HAI formerly leased certain facilities from the Company, for which it paid $287,000 in 2000. In 2002 and 2001, rents of approximately $153,000 and $437,000 were offset against HAI invoices for services HAI provided to the Company. In addition, in 2002, 2001 and 2000 HAI paid $-0-, $-0- and $12,000, respectively, to the Company for medical administration fees and $2,000, $24,000 and $19,000, respectively, for other shared expenses.

     During the quarter ended December 31, 2000, the Company transferred to HAI certain claims administration software and related proprietary rights for a sale price of $1.6 million, which was the Company's book value of such software as of the date of sale. Effective January 25, 2001, the Company also entered into a license agreement with HAI, pursuant to which it has licensed from HAI the right to use HAI's proprietary Insur-Web(TM) and Insur Enroll(TM) software for a perpetual term for a one-time license fee of $1.8 million plus an annual maintenance fee in the amount of $276,000, payable commencing on the date of the first successful implementation of the system at UICI. UICI has the right for two years to cease the use of the software and put the software back to HAI for a refund of a prorated portion of the license fee. Effective November 1, 2002, the Company terminated the Insur-Web agreement.

                             UICI AND SUBSIDIARIES

  OTHER TRANSACTIONS WITH CERTAIN MEMBERS OF MANAGEMENT

  Transactions with Mr. Mutz

     AMLI Residential Properties Trust. During 2000, 2001 and 2002, Mr. Mutz (a director and the President and Chief Executive Officer of the Company) also served as Chairman of the Board of AMLI Residential Properties Trust, a publicly-traded real estate investment trust ("AMLI"). At December 31, 2002, 2001 and 2000, the Company held a 10.5%, 10.2% and 10.4% fully diluted interest, respectively, in AMLI. As Chairman of the Board of AMLI, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which are described in the AMLI proxy statement. In addition, as of December 31, 2002, 2001 and 2000, AMLI had outstanding secured and unsecured loans owing from Mr. Mutz in the aggregate amount of $763,000, $1.0 million and $2.1 million, respectively, the proceeds of which had been used to purchase 108,891 shares of AMLI beneficial interest.

     AMLI Commercial Properties Trust. Mr. Mutz also served as chairman of the board of AMLI Commercial Properties Trust ("ACPT"), a private real estate investment trust in which the Company formerly held a 20% equity interest. Mr. Mutz was the beneficial holder of less than one percent of the issued and outstanding shares of beneficial interest of ACPT. At December 31, 2000, ACPT had an outstanding loan owing from Mr. Mutz (or companies affiliated with Mr.
Mutz) in the amount of $508,000, the proceeds of which were used to purchase stock in ACPT. During the year ended December 31, 2001, ACPT sold substantially all of its assets for an aggregate sale price of approximately $226.3 million, distributed the proceeds and was liquidated in October 2001. In connection with such sale, the Company recognized a gain in the amount of $5.3 million and Mr. Mutz repaid his loan in full.

     UICI Executive Stock Purchase Program. In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note P), in December 1998 the Company extended a loan to Mr. Mutz in the amount of $3.3 million, the proceeds of which were used to purchase 200,000 shares of Common Stock of the Company at a purchase price of $19.50 per share. The loan bears interest at the rate of 5% per annum, payable quarterly, had a six-year term, and is full recourse to Mr. Mutz. In June 1999, the Company extended an additional loan to Mr. Mutz pursuant to the ESPP in the amount of $429,000, the proceeds of which were used to purchase 20,000 shares of Company Common Stock at a purchase price of $24.45 per share. The loan bears interest at 5.37%, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company granted to Mr. Mutz 107,104 shares of UICI common stock, discharged $1.5 million principal amount of the ESPP loan, and paid to Mr. Mutz a one-time cash bonus in the amount of $1.1 million (which was calculated to reimburse Mr. Mutz for income and other taxes payable upon receipt of the UICI stock and discharge of the portion of the ESPP loan). The terms of the ESPP loans were modified to extend the maturity date to January 1, 2007. See Note P.

     The amount outstanding under Mr. Mutz' ESPP loans at December 31, 2002, 2001 and 2000, was $1.3 million, $1.3 million and $2.8 million, respectively.

     Termination of Split Dollar Life Insurance Arrangement. As a long-term incentive for continued employment, in 1985 AMLI Realty Co. (a wholly owned subsidiary of the Company acquired by the Company in 1996) entered into a split dollar life insurance arrangement with Mr. Mutz, who then served as Chairman of AMLI Realty Co. ("ARC"). Under the arrangement, Mr. Mutz and/or trusts affiliated with Mr. Mutz purchased and held a life insurance policy on his life. ARC agreed to pay a substantial portion of the annual premium on such policies in exchange for Mr. Mutz's assigning an interest in the policy death benefit and cash value equal to the cumulative premiums paid by ARC. ARC was to be paid its interest at Mr. Mutz's death, or earlier if (a) Mr. Mutz prematurely terminated his employment, or (b) the policy cash values were sufficient to withdraw the amount due ARC. The amount of the annual premium paid by Mr. Mutz was

                             UICI AND SUBSIDIARIES
calculated according to a formula based on his age, the net amount of death benefit, and the basic term insurance rates of the carrier.

     In each of the years ended December 31, 2002, 2001 and 2000, the total annual premiums on the policies were $20,432, of which UICI (through ARC) paid premiums pursuant to the arrangement in the amount of $19,901, $19,898 and $19,937, respectively. At December 31, 2001, and September 30, 2002, the Company had reflected on its books a receivable in an amount of $182,559 and $202,500, respectively, which receivable corresponded to the cumulative premium paid by ARC pursuant to the arrangement.

     In accordance with the terms of an agreement, dated December 19, 2002, Mr. Mutz and the Company terminated the split dollar arrangement. In exchange for a cash payment by Mr. Mutz made to the Company in the amount of $11,173 (which amount was calculated actuarially as the present value of ARC's future right to collect on the policies), Mr. Mutz discharged ARC from all future obligation to pay premiums and ARC released its interest in the policies. Following the transaction, Mr. Mutz owns the three policies outright and is fully responsible for all future required premium payments, and ARC no longer has any interest in or any obligations with respect to the policies. In connection with the transaction, UICI recognized for financial accounting purposes a charge against pre-tax earnings in the amount of $191,327.

     Purchase of Real Estate Interest. Prior to its acquisition by UICI in 1996, AMLI Realty Co. ("ARC") from time to time sponsored limited partnerships to raise capital and to acquire, develop and sell real estate. The limited partners in these partnerships included ARC officers and affiliates of ARC officers, including Mr. Mutz and entities affiliated with Mr. Mutz. To eliminate the nuisance and cost to the investors and to ARC of partnership administration for substantially completed investment programs, ARC has from time to time purchased its' investors limited partnership interests.

     On October 22, 2002, ARC purchased the interest held by Mr. Mutz and all other 41 limited partners in AMLI Augusta Properties L.P., which was originally formed on July 8, 1985 to acquire, develop and sell 162 acres of vacant land in Augusta, Georgia. Mr. Mutz received $13,125 in exchange for 1/80 of the economic interests of all the limited partners in the partnership.

  Other Loans to Management

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note P), during 1999 the Company extended loans to Glenn W. Reed (the Company's Executive Vice President and General Counsel), and William J. Gedwed (until December 31, 2000 an executive officer of UICI and currently a Director of the Company) in the amounts of $417,000 and $203,000, respectively, the proceeds of which were used to purchase Company Common Stock. The loan to Mr. Reed bore interest at 5.37% per annum and the loan to Mr. Gedwed bears interest at 5.37% per annum. The six-year term loans required quarterly interest payments, had a six-year term, are full recourse to the borrower and are payable in full upon the occurrence of certain events, including the termination of employment.

     At December 31, 2000, Mr. Reed and Mr. Gedwed had outstanding loans payable to the Company under the ESPP in the amounts of $417,000 and $203,000, respectively.

     As part of modifications to the ESPP adopted by the Company's Board of Directors on January 2, 2001, the Company discharged $297,000 principal amount of indebtedness under the ESPP owing by Mr. Reed and paid to Mr. Reed a one-time cash bonus in the amount of $160,000 (which was calculated to reimburse Mr. Reed for income and other taxes payable upon discharge of the portion of the ESPP loan). The terms of Mr. Reed's ESPP loan were modified to extend the maturity date to January 1, 2007.

     At December 31, 2001, the amount outstanding under Mr. Reed's ESPP loan was $120,000 and the amount outstanding under Mr. Gedwed's ESPP loan was $139,000. Mr. Reed repaid his ESPP loan in full on June 5, 2002. At December 31, 2002, the amount outstanding under Mr. Gedwed's ESPP loan was $139,000.

                             UICI AND SUBSIDIARIES

  Other Transactions

     The Company receives investment management services from investment advisory firms affiliated with two of its directors. During 2002, 2001 and 2000, the Company paid advisory fees in the amount of $186,000, $307,000 and $231,000, respectively, to Emerald Capital Group, Ltd., for which Patrick J. McLaughlin (a director of the Company) serves as a managing director and owner. During 2002, 2001 and 2000, the Company paid investment advisory fees in the amount of $405,000, $206,000 and $145,000, respectively, to The Chicago Trust Company, for which Stuart Bilton (a director of the Company) serves as President and Chief Executive Officer.

     From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, as amended, the Company formally retained the services of Emerald Capital Group, Ltd. for an annual fee of $400,000, payable in monthly installments. During 2002, 2001 and 2000, the Company paid an aggregate of $557,000, $436,000 and $237,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for investment banking and insurance advisory services. Effective March 10, 2000, Mr. McLaughlin elected to forego $100,000 of cash payments otherwise due and owing under the Consulting Agreement in exchange for options to purchase 50,000 shares of Company Common Stock at $6.625 per share.

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

     In accordance with the Company's Executive Stock Purchase Program (the "ESPP") (see Note P), during 1999 the Company extended a loan to Mr. McLaughlin in the amount of $44,000, the proceeds of which were used to purchase 2,094 shares of Company Common Stock. The loan bears interest at 5.22% per annum. The loan has a six-year term, requires quarterly interest payments, is full recourse to the borrower, and is payable in full upon the occurrence of certain events. The outstanding balance under the loan, including accrued interest, at December 31, 2000 was $44,000. The loan was paid in full on December 28, 2001.

     Effective December 31, 2000, the Company entered into an agreement with William J. Gedwed (a director of the Company), pursuant to which Mr. Gedwed resigned as an executive officer of the Company effective December 31, 2000 and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, Mr. Gedwed agreed to provide consulting services to MEGA for a two-year term that expired December 31, 2002 for an annual fee of $120,000.

     In October 2000, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and various UICI affiliates effective October 27, 2000. In accordance with the agreement, the former officer received a one-time severance payment of $50,000, and the former officer agreed to provide consulting services to UICI for a term that expired January 15, 2003 for an aggregate fee of $120,000.

     On March 14, 2001, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, the Company agreed to forgive

                             UICI AND SUBSIDIARIES
indebtedness owing by the former officer in the amount of $45,000, and the former officer agreed to provide consulting services to MEGA for a one-year term that expired March 31, 2002 for an annual fee of $135,000.

     On May 16, 2001, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an officer of the Company and various UICI affiliates effective June 1, 2002. In accordance with the agreement, the former officer received a one-time severance payment of $15,000, and the former officer agreed to provide consulting services to UICI for a term that expires on May 31, 2003 for an aggregate fee of $151,250.

     In accordance with the terms of the Company's ESPP, in May 1999 Messrs. Bilton (director of the Company) and Lane (then director of the Company) purchased 2,408 shares and 2,408 shares, respectively, of the Company's Common Stock, at a purchase price equal to 85% of the then market value of such shares. In accordance with the terms of the Company's ESPP, in June 2000 Mr. Mockler (a director of the Company), purchased 2,000 shares of UICI common stock in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At each of December 31, 2002 and 2001, the amount outstanding on Mr. Mockler's note was $8,000.

     In accordance with the terms of the Company's compensation arrangement with directors, in May 2002 Dr. Cooper (a director of the Company) purchased 3,809 shares, of the Company's Common Stock, at a purchase price equal to 85% of the then market value of such shares.

     In May 2000, Resolution Reinsurance Intermediaries, LLC ("Resolution Re"), a 50%-owned subsidiary of the Company, loaned to the other 50% shareholder of Resolution Re (who was also an employee of the Company) the amount of $69,300. The loan bore interest at 8.5% and was repaid in full in October 2000. Commencing in April 2000, Resolution Re leased space in a building owned by the shareholder/employee at a rental rate of $4,000 per month. During 2000, Resolution Re paid to the shareholder/employee the aggregate amount of $36,000 pursuant to this arrangement. The lease was terminated in February 2001. On April 25, 2002, the Company sold its 50% ownership interest in Resolution Re to the remaining 50% equity holder in Res Re and the unit's chief executive officer. The sale was structured as a liquidation by Res Re of UICI's 50% ownership interest for a total liquidation price of $650,000, payable at closing in cash in the amount of $150,000 and by delivery of a promissory note issued by Res Re in the amount of $500,000. The note bears interest, payable quarterly, at 5.00% per annum, is payable in annual principal installments in the amount of $75,000 on each of March 31, 2003; March 31, 2004; and March 31, 2005, with a final balloon payment of principal due on March 31, 2006, and is secured by a pledge of 100% of the membership interest in Res Re. In October 2002, the Company received in advance the $75,000 annual principal installment due March 31, 2003.

     Effective May 31, 2001, WinterBrook Holdings, Inc. (a wholly-owned subsidiary of the Company) sold its 44% minority interest in Cassidy Employee Benefit Services, LLC ("Cassidy") to Cassidy for $140,000 in cash. The remaining equity holders of Cassidy constituted members of Cassidy management.

NOTE O -- COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

  SECURITIES CLASS ACTION LITIGATION

     As previously disclosed, in December 1999 and February 2000, the Company and certain of its executive officers were named as defendants in three securities class action lawsuits alleging, among other things, that the Company's periodic filings with the SEC contained untrue statements of material facts and/or failed to disclose all material facts relating to the condition of the Company's credit card business, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The three cases were subsequently consolidated as Herbert R. Silver, et al. v. UICI et al, which is pending in U.S. District Court for

                             UICI AND SUBSIDIARIES
the Northern District of Texas. Plaintiffs purport to represent a class of persons who purchased UICI common stock from February 10, 1999 through December 9, 1999.

     Following a mediation held on May 23, 2002, the parties entered into definitive settlement agreement on July 3, 2002 pursuant to which the parties have agreed, without admitting or denying liability and provided that certain conditions are satisfied, to fully and finally resolve the litigation. The Company believes that the terms of the settlement as contemplated by the settlement agreement will not have a material adverse effect upon the financial condition or results of operations of the Company. Funding of the settlement amount was completed on July 15, 2002.

     On December 12, 2002, the Court issued an order preliminarily approving the settlement and providing for notice to prospective class members. At a fairness hearing held on March 3, 2003, the U. S. District Court confirmed terms of the settlement.

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

     Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which is intended to effectively transfer the Company's 80% interest in STP to Mr. Jensen and to terminate the Company's active participation in, and limit the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation, including (i) any losses arising from the breach of fiduciary duty claim asserted by Sun Communications, Inc. ("Sun") against the Company and Sun's related claim for attorneys' fees, (ii) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (iii) all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP. In exchange therefor, (i) UICI assigned to Mr. Jensen all of UICI's right, title and interest to the funds held in the registry of the Court in the Sun Litigation and released Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement; (ii) UICI granted to Mr. Jensen an option, exercisable at a nominal exercise price, to transfer to Mr. Jensen UICI's 80% interest in STP;
(iii) UICI agreed to cooperate with Mr. Jensen in connection with the Sun Litigation; and (iv) UICI granted to Mr. Jensen an irrevocable proxy to vote UICI's membership interest in STP all matters coming before the members of STP for a vote.

     At the request of Mr. Jensen and pursuant to the Company's obligations to cooperate with Mr. Jensen in the Sun Litigation, on December 12, 2002 UICI made an offer to purchase all, but not less than all, of Sun's membership interest in STP in accordance with a Texas Draw Agreement. See Note N of Notes to Consolidated Financial Statements.

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

                             UICI AND SUBSIDIARIES

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

     In a separate suit filed on March 26, 2001 in the District Court of Dallas County, Texas (the "Gray Litigation") (UICI, United Membership Marketing Group, Inc., and UMMG-Colorado, LLC f/k/a United Membership Marketing Group Ltd. Liability Co. v. Philip A. Gray and PAG Family Partners, LLC), the Company sued Philip A. Gray individually ("Gray") and a related limited liability company (the "LLC"),

                             UICI AND SUBSIDIARIES
alleging, among other things, fraud, negligent misrepresentation, and breach of fiduciary duty in connection with the Company's sub prime credit card business. Gray removed the case to the United States District Court for the Northern District of Texas, and UICI substituted PAG Family Partners Ltd. ("PAG") and the PAG Family Trust for the LLC as defendants. By order dated May 6, 2002, the Texas Federal Court denied PAG's motion to dismiss the fraud, negligent misrepresentation and certain other claims, but dismissed certain of the named defendants from the Gray Litigation. In addition, the Court ordered the transfer of the Gray Litigation to the United States District Court for the District of Colorado.

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

     On December 11, 2002, UICI entered into a settlement agreement with ACE, AFCA and all other Gray-related parties. The settlement is contingent upon court approval of the settlement reached in the credit card marketing consumer actions (Dadra Mitchell, et al. v. American Fair Credit Association, Inc., et al., Mitchell v. Bank First, N.A., and Timothy M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al) that are pending against UICI and various of the Gray-related parties. In the event that the settlement agreement becomes effective, it provides for the dismissal of the ACE/AFCA litigation and the Gray Litigation upon terms that would not have a material adverse effect upon the results of operations or financial condition of the Company.

     In the event that the settlement does not become effective, the Company intends to continue to vigorously defend and pursue its counterclaims in the ACE/AFCA Litigation and defend the counterclaims and pursue its claims in the Gray Litigation.

  CREDIT CARD MARKETING CONSUMER LITIGATION

     As previously disclosed, the Company is involved in three disputes (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI; Dadra Mitchell v. BankFirst, N.A; and Timothy M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al), all of which arise out of the marketing of the American Fair Credit Association credit card program prior to the termination of the Company's participation in the program in January 2000.

     Following a mediation held on December 7, 2002, the parties entered into a Settlement and Release Agreement, dated as of December 11, 2002, pursuant to which the defendants (including the Company), without acknowledging any fault, liability or wrongdoing of any kind and subject to satisfaction of certain conditions, agreed to settle all three cases. Funding of the settlement was completed on December 20, 2002 in accordance with the terms of the Settlement Agreement. The Company believes that the terms of the settlement as contemplated by the Settlement and Release Agreement will not have a material adverse effect upon the financial condition or results of operations of the Company.

     The settlement is subject to preliminary approval of the terms of the settlement, and certification of a plaintiff class for purposes of the settlement, by the U.S. District Court for the Northern District of California (with respect to the BankFirst case) and the California Superior Court for Alameda County (with respect to the Mitchell case); notice of settlement to the plaintiff class; and final approval of, and granting of a final judgment by, the U.S. District Court for the Northern District of California (with respect to the BankFirst case) and the California Superior Court for Alameda County (with respect to the Mitchell case). There can be no assurance that these conditions to effectiveness of the settlement will in fact be satisfied.

                             UICI AND SUBSIDIARIES

     On December 13, 2002, the California state court granted preliminary approval of the settlement terms, and on December 27, 2002, the U.S. District Court granted preliminary approval of the settlement terms. The notices to the class members were sent out in the California state case and in the California Federal case on January 3, 2003.

     The California state court in the Mitchell case granted its final approval of the settlement terms on February 5, 2003. On February 28, 2003, the U.S. District Court granted final approval of the settlement terms of the BankFirst case.

     Set forth below is additional information concerning the Mitchell case, the BankFirst case and the Roe litigation:

  Mitchell Case

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

     In the event that the conditions to effectiveness of the Settlement Agreement are not in fact satisfied, the Company intends to continue to vigorously defend the Mitchell case.

                             UICI AND SUBSIDIARIES

  BankFirst Case

     Plaintiffs in the Mitchell case also filed a companion case in federal district court in San Francisco (Dadra Mitchell v. BankFirst, N.A.) (the "BankFirst case"), which alleges violations of the federal Truth in Lending Act and Regulation Z. on the theory that the 90-day notice period required for termination of AFCA membership was not properly disclosed. The sole defendant in BankFirst case is BankFirst, N.A., a bank that issued a VISA credit card made available through the AFCA program. The Company and AFCA agreed to indemnify BankFirst against any liability BankFirst may incur in connection with the credit card program.

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

     In the event that the conditions to effectiveness of the Settlement Agreement are not in fact satisfied, the Company intends to continue to vigorously defend the Bankfirst case.

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

                             UICI AND SUBSIDIARIES

North Carolina ordered the parties to file cross-motions for summary judgment on or before May 10, 2002, and the Court held in reserve plaintiff's request for discovery on other issues pending its decision on the contemplated summary judgment motions.

     On September 4, 2002, a hearing was held on the cross-motions for summary judgment. At the conclusion of the hearing, the Court solicited additional briefing. The parties filed their Supplemental Memoranda on summary judgment on September 25, 2002. On November 15, 2002, the District Court entered an order granting the Company's motion for summary judgment to enforce arbitration, denying Roe's cross motion for summary judgment and dismissing the matter.

     In the event that the conditions to effectiveness of the Settlement Agreement are not in fact satisfied, the Company intends to continue to pursue arbitration in North Carolina of the individual plaintiff's claims (as set forth in the complaint in the Colorado action). The Company intends to vigorously contest these allegations in the proper forum.

  REINSURANCE LITIGATION

     As previously disclosed, on November 3, 2000, The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) ("MEGA") was named as a party defendant in a suit filed by General & Cologne Life Re of America ("Cologne Re") (General & Cologne Life Re of America vs. The MEGA Life and Health Insurance Company), in the High Court of Justice, Queen's Bench Division, Commercial Court, Royal Courts of Justice, in London, England. Plaintiff alleged that it had incurred substantial losses in a health insurance program in the United Kingdom in which Cologne Re was a cedent of reinsurance and MEGA was Cologne Re's retrocessionaire.

     On January 29, 2002, following mediation in London, MEGA and Cologne Re agreed to a full settlement of the dispute. The terms of the settlement did not have a material adverse effect on the results of operations or financial condition of the Company.

  COMPTROLLER OF THE CURRENCY CONSENT ORDER

     As previously disclosed, the Company is subject to a Consent Order, initially issued by the United States Office of the Comptroller of the Currency on June 29, 2000 and as modified on January 29, 2001, confirming the obligations of the Company to assume all obligations of UCNB. Until January 29, 2001, UCNB was a special purpose national bank headquartered in Sioux Falls, South Dakota, and an indirect wholly owned (except for directors' qualifying shares) subsidiary of the Company. On January 29, 2001, the Company completed the voluntary liquidation of UCNB, in accordance with the terms of a plan of voluntary liquidation approved by the Office of the Comptroller of the Currency.

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

                             UICI AND SUBSIDIARIES

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

  UNITED CREDIT NATIONAL BANK SHAREHOLDER DERIVATIVE LITIGATION

     As previously disclosed, various former directors and officers of United Credit National Bank were named as defendants in a shareholder derivative action (William K. Lester, on behalf of United Credit National Bank, v. Ronald L. Jensen, Gregory T. Mutz, et al), which was filed on June 29, 2001 and was pending in the District Court of Harris County, Texas. The plaintiff asserted on behalf of UCNB various derivative claims brought against the individual defendants, alleging, among other things, negligence in connection with the operations of UCNB. In December 2000, plaintiff made a demand on the Board of Directors of United Credit National Bank to investigate and assess certain alleged derivative claims. The Board of Directors constituted a special committee to investigate and assess the asserted derivative claims, and the special committee determined that the claims were wholly without merit.

     On July 15, 2002, plaintiff and the defendants entered into a Settlement Agreement, pursuant to which the parties agreed to fully and finally settle, without admitting or denying liability, the matters that were the subject of the suit. The terms of the settlement did not have a material adverse effect upon the financial condition or results of operations of the Company.

     UICI agreed to advance the expenses of the individual defendants incurred in connection with the defense of the case, subject to the defendants' undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company's bylaws.

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

     Plaintiffs also filed a parallel state class action complaint in the Eleventh Judicial Circuit, Dade County, Florida. The state class action complaint asserted essentially the same tort causes of action previously dismissed by the federal District Court and added a claim alleging violations of the Florida state deceptive trade practices statute. On March 1, 2002, defendants (including AMS) filed a motion to dismiss the state class action complaint. On April 9, 2002, the court in the Florida state action granted AMS' petition for a stay in the state court proceedings pending resolution of the federal action. In light of the United States Court of

                             UICI AND SUBSIDIARIES

Appeals' affirmation of the District Court's dismissal of the federal case, the state court has lifted the stay with respect to AMS' motion to dismiss, but has maintained a stay of all discovery pending resolution of that motion. In response to AMS' motion to dismiss, plaintiffs have filed an amended complaint, which asserts the same causes of action as were contained in the previous complaint and adds one count asserting violation of Florida's Telemarketing Act. On February 3, 2003, the Company filed its motion to dismiss the amended complaint in its entirety.

     The Company believes that plaintiffs' claims are wholly without merit, and AMS intends to vigorously contest plaintiffs' amended state class action complaint.

  ASSOCIATION GROUP LITIGATION

     The health insurance products issued by the Company in the self employed market are primarily issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company.

     The MEGA Life and Health Insurance Company (a wholly owned subsidiary of the Company) has recently been named a defendant in three separate lawsuits (Richard and Patty McBrayer vs. Brad Fair, MEGA Life and Health Insurance Company, et al., filed on December 26, 2002 in the Circuit Court of Clay County, Mississippi; Joe Shelton and Sharon Shelton vs. Chad Mills, MEGA Life and Health Insurance Company, et al., filed on December 20, 2002 in the Circuit Court of Pontotoc County, Mississippi; and Herman Tomlin and Gary Harrison vs. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi), each of which contain certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. Plaintiffs specifically alleged, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that NASE is an independent entity; that in fact NASE and MEGA are "under common ownership and control;" that the benefits of NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship; and that the scheme was intended to allow MEGA to eliminate insureds with health problems from its block of business by raising premiums. Plaintiffs demand punitive and economic damages in an indeterminate amount, including excess premiums, association dues and charges, administrative fees, and accrued interest.

     The McBrayer case, the Tomlin case and the Shelton case were removed to United States District Court for the Northern District of Mississippi. The Shelton case was subsequently dismissed voluntarily by the plaintiffs with prejudice. The Company has not answered or otherwise responded in the McBrayer or Tomlin case, and no discovery has been undertaken. The Company believes that these cases are without merit and intends to vigorously defend against the plaintiffs' allegations.

  INSURANCE REGULATORY MATTERS

     The Company's insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to state insurance departments and agencies. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the Company's insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; methods and timing of claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the Company's subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital require-

                             UICI AND SUBSIDIARIES
ments; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

     The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments, and state insurance departments have also periodically conducted and continue to conduct periodic financial and market conduct examinations of UICI's insurance subsidiaries. As of December 31, 2002, either or both of The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee were subject to ongoing market conduct examinations in ten states. State insurance regulatory agencies have broad authority to levy monetary fines and penalties resulting from findings made during the course of such financial and market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been assessed such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. See Note N of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the NAIC convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to three lawsuits challenging the nature of the relationship between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

  OTHER LITIGATION MATTERS

     The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate

                             UICI AND SUBSIDIARIES
disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

  OTHER COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 2002 were $9.8 million in 2003, $7.4 million in 2004, $5.5 million in 2005, $2.7 million in 2006, and $1.9 million in 2007 and $6.8 million thereafter. Rent expense was $8.5 million, $6.3 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     In conjunction with its College Fund Life Division life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 2002, the Company through its College Fund Life Insurance Division had outstanding commitments to fund student loans for the years 2003 through 2024. The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

                                                                TOTAL      EXPECTED
                                                              COMMITMENT   FUNDING
                                                              ----------   --------
                                                                 (IN THOUSANDS)
2003........................................................  $  133,787   $13,254
2004........................................................     148,128    10,130
2005........................................................     158,591     7,684
2006........................................................     162,261     5,510
2007........................................................     162,928     3,512
2008 and thereafter.........................................     392,659     4,433
                                                              ----------   -------
Total.......................................................  $1,158,354   $44,523
                                                              ==========   =======

     Interest rates on the above commitments are principally variable (national prime plus 2%).

     At each of December 31, 2002 and 2001, the Company had $7.2 million and $6.0 million, respectively of letters of credit relating to its insurance operations.

NOTE P -- EMPLOYEE AND AGENT STOCK PLANS

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

                             UICI AND SUBSIDIARIES

     On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan's $8.5 million promissory note (the "Plan Note"), which was scheduled to mature in three years and was secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the "$5.25 ESOP Shares") were held in a suspense account for allocation among participants as and when the Company's matching and supplemental contributions to the ESOP were made. The Plan Note was extinguished over a period of approximately two years ended in November 2002 by crediting the Company's matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note. As of December 31, 2002, the note was extinguished.

     The Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $11.7 million, $7.0 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, of which $7.3 million, $3.0 million and $254,000, respectively, were recorded as non-cash variable stock-based compensation expense. The amount classified as variable stock-based compensation expense with respect to the Employee Plan in 2002 represented the incremental compensation expense associated with the allocation during the year ended December 31, 2002 of 630,000 $5.25 ESOP Shares to fund the Company's matching and supplemental contributions to participants' accounts in the ESOP. As and when the Company made matching and supplemental contributions to the ESOP by allocating to participants' accounts these $5.25 ESOP Shares, the Company recorded additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of December 31, 2002, all $5.25 ESOP Shares had been allocated to participants' accounts and the related Plan Note had been extinguished. Accordingly, in future periods the Company will recognize no additional variable stock-based compensation associated with the ESOP feature of the Employee Plan.

     The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

  AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance, SeniorsFirst and CFLD Association Field Services.

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

                             UICI AND SUBSIDIARIES

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

     Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending July 31, 2002, the Company agreed to utilize up to 2,175,000 newly issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the agent plans. Under the arrangement effective July 1, 2000, the Company's subsidiaries transferred to the holding company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the plans. In accordance with such arrangement, during the period commencing July 1, 2000 and ending on July 31, 2002, the Company issued to the subsidiaries an aggregate of 1,765,251 shares, for which the Company's subsidiaries transferred to the Company at the holding company level cash in the aggregate amount of $9.3 million. Subsequent to July 31, 2002, the Company resumed purchasing UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans.

     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the years ended December 31, 2002, 2001 and 2000, the Company recorded total compensation expense associated with these agent plans in the amount of $16.3 million, $6.6 million and $3.0 million, respectively, of which $9.2 million, $2.8 million and $175,000, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits.

     At December 31, 2002, the Company had recorded approximately 1.9 million unvested matching credits associated with the Agent Plans, of which 697,000 vested in January 2003.

     The accounting treatment of the Company's Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock,

                             UICI AND SUBSIDIARIES
negative compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense. Stock-based compensation expense is non-cash and will accordingly have no impact on the Company's cash flows or liquidity.

  STOCK OPTION PLANS

     In accordance with the terms of the Company's 1998 Employee Stock Option Plan and the Company's 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8,100,000 shares of Company common stock at an exercise price of $15 per share. The options vested in 20% increments in each year, commencing on August 15, 1999 and ending August 15, 2001, and the remaining 40% vested on August 15, 2002. At December 31, 2002 and 2001, options to purchase 736,975 shares and 2,156,766 shares, respectively, were outstanding under the 1998 Plans, all of which options remained exercisable during the period ending on January 13, 2003. Subsequent to December 31, 2002 and prior to termination on January 13, 2003, 590,463 options were exercised. On January 14, 2003, 104,942 unexercised options granted under the 1998 Plans lapsed.

     For years ended December 31, 2002, 2001 and 2000, the Company recognized no compensation expense in connection with the 1998 Plans.

     In accordance with the terms of the Company's 1987 Stock Option Plan, as amended (the "1987 Plan"), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. At December 31, 2002 and 2001, options to purchase 1,269,215 shares and 1,057,585 shares, respectively, were outstanding under the 1987 Plan. During the year ended December 31, 2002 and 2001, the Company granted to officers, directors and employees under the 1987 Plan options to purchase an aggregate of 319,914 shares and 340,609 shares, respectively, at an average exercise price of $14.05 and $10.54 per share, respectively, which was equal to the market price at the date of grant.

     In connection with the Company's acquisition of AMLI Realty Co. ("ARC") in 1996, options previously outstanding under the ARC employee stock option plan were converted into the right to receive shares of the Company's common stock. At each of December 31, 2002 and 2001, 58,526 options (at a weighted exercise price per share of $12.43) and 60,591 options (at a weighted exercise price per share of $12.72), respectively, were outstanding under the ARC plan. Options issued under the ARC plan are fully vested.

                             UICI AND SUBSIDIARIES

     Set forth below is a summary of stock option transactions:

                                                           NUMBER OF      AVERAGE OPTION
                                                             SHARES     PRICE PER SHARE($)
                                                           ----------   ------------------
Outstanding options at January 1, 2000...................   4,252,907         15.52
Granted..................................................     713,408          6.63
Canceled.................................................  (1,451,719)        15.03
                                                           ----------
Outstanding options at December 31, 2000.................   3,514,596         13.92
Granted..................................................     340,609         10.54
Canceled.................................................    (579,763)        18.25
Exercised................................................        (500)         6.63
                                                           ----------
Outstanding options at December 31, 2001.................   3,274,942         12.81
Granted..................................................     319,914         14.05
Canceled.................................................    (781,917)        14.37
Exercised................................................    (748,223)        14.59
                                                           ----------
Outstanding options at December 31, 2002.................   2,064,716         11.71
                                                           ==========
Options exercisable at December 31,
2000.....................................................     969,166         15.51
2001.....................................................   1,497,233         13.96
2002.....................................................   1,414,554         12.92

     The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the exercise price of the Company's employee stock options has been equal to the market price of underlying stock on the date of grant, no compensation expense has to date been recognized. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and will begin measuring the compensation cost of stock-based awards under the fair value method. The Company adopted Statement No. 148 on January 1, 2003 and has adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 3.53%, 4.43% and 6.58%, respectively; dividend yield of -0-% for each of the three years, volatility factor of the expected market price of the Company's common stock of 0.65, 0.56 and 0.49, respectively; and a weighted-average expected life of the option of 4.26 years, 5 years and 5 years for 2002, 2001, and 2000, respectively. The weighted average grant date fair value per share of stock options issued in 2002, 2001 and 2000 was $4.46, $5.70 and $3.45, respectively.

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

                                                          2002      2001       2000
                                                         -------   -------   --------
                                                            (DOLLARS IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
Pro forma income:
Income from continuing operations......................  $48,453   $48,248   $ 31,558
Income (loss) from discontinued operations.............      653    (9,281)   (27,531)
Loss from cumulative effect of accounting change.......   (5,144)       --         --
                                                         -------   -------   --------
       Net income......................................  $43,962   $38,967   $  4,027
                                                         =======   =======   ========
Pro forma earnings per common share:
  Basic earnings:
  From continuing operations...........................  $  1.02   $  1.04   $   0.68
  Income (loss) from discontinued operations...........     0.02     (0.20)     (0.59)
     Loss from cumulative effect of accounting
       change..........................................    (0.11)       --         --
                                                         -------   -------   --------
       Net income......................................  $  0.93   $  0.84   $   0.09
                                                         =======   =======   ========
Diluted earnings:
From continuing operations.............................  $  0.99   $  1.00   $   0.66
Income (loss) from discontinued operations.............     0.02     (0.19)     (0.58)
Loss from cumulative effect of accounting change.......    (0.11)       --         --
                                                         -------   -------   --------
       Net income......................................  $  0.90   $  0.81   $   0.08
                                                         =======   =======   ========

  RESTRICTED STOCK GRANTS

     In 2002, 2001 and 2000, the Company issued an aggregate of 3,500, 109,250 and 56,459 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $13.79, $6.63 and $7.58, respectively. Until the lapse of certain restrictions generally extending over a two-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture.

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

                             UICI AND SUBSIDIARIES

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

     In January 2001 UICI discharged indebtedness owing by Mr. Mutz in the amount of $1.5 million. Giving effect to such forgiveness, Mr. Mutz, at December 31, 2002, owes UICI $1.3 million, or $6.00 per share initially purchased. In addition, UICI issued to Mr. Mutz 107,104 shares of UICI common stock. Giving effect to the debt forgiveness and the issuance of the shares, Mr. Mutz pursuant to the ESPP holds an aggregate of 327,104 shares of UICI common stock at a cost to Mr. Mutz of $2.9 million ($1.3 million of indebtedness plus $1.6 million of cash invested), or $9.00 per share.

     In January 2001, UICI cancelled the 290,404 options that were issued to executives pursuant to the ESPP at a weighted average option price of $21.17 per share. In addition, the maturity of the promissory notes

                             UICI AND SUBSIDIARIES
delivered in connection with the Loan Option was extended to January 1, 2007. All other terms and conditions of the original notes remain in effect.

     Upon the issuance of the UICI shares and the discharge of indebtedness in January 2001, executives recognized immediate income for federal tax purposes and UICI became entitled to an immediate deduction and tax benefit in a corresponding amount. In order to afford participants a means to pay their tax, UICI transferred to participants the benefit of UICI's tax savings by paying a cash tax "gross-up" payment to affected participants in the aggregate amount of $1.7 million.

     Reflecting the modifications to the ESPP made in January 2001, current executives and directors had indebtedness outstanding owing to the Company at December 31, 2002 and 2001 in the aggregate amount of $1.7 million and $1.9 million, respectively, (including $1.3 million at December 31, 2002 and 2001, payable by Gregory T. Mutz, the Company's President and Chief Executive Officer).

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

     For financial reporting purposes, UICI incurred non-cash variable compensation expense associated with the BOB Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company established a corresponding liability associated with the future benefits payable under the BOB Program. For the years ended December 31, 2002, 2001 and 2000 the Company recorded non-cash compensation expense associated with the BOB Program in the amount of $751,000, $693,000 and $(15,000), respectively. At December 31, 2001 and August 15, 2002 (the date of vesting of benefits under the BOB Program), UICI had recorded a liability for the benefits associated with the BOB Program in the amount of $1.1 million and $1.8 million, respectively.

     In August 2002, Mr. and Mrs. Jensen distributed cash in the aggregate amount of $1.8 million to the eligible participants in the BOB Program. In connection with the funding of the BOB Program, UICI extinguished the liability in the amount of $1.8 million at August 15, 2002 and credited an equivalent amount ($1.2 million net of tax) to the Company's additional paid-in capital account.

     In August 2002, the Company established an incentive program (the "BOB II Program"), pursuant to which the Company agreed to distribute to "eligible participants" on August 15, 2006, in cash an aggregate of the dollar equivalent value of 200,000 UICI shares. Eligible participants in the BOB II Program consisted of full-time employees of UICI and its subsidiaries and independent agents associated with UICI's insurance subsidiaries who were employed by or contracted with UICI, as the case may be, at the close of business on August 15, 2002 and who remain employed by or contracted with UICI at the close of business on August 15, 2006. In accordance with the BOB II Program, each eligible participant is entitled to receive his or her portion

                             UICI AND SUBSIDIARIES
of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant's tenure with UICI and level of compensation.

     For financial reporting purposes, UICI will incur compensation expense associated with the BOB II Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company has established a corresponding liability associated with the future benefits payable under the BOB II Program. For the year ended December 31, 2002, the Company recorded compensation expense associated with the BOB II Program in the amount of $291,000.

     In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2002 and 2001, the Company's liability for future benefits payable under this plan was $680,000 and $731,000, respectively. For the years ended December 31, 2002, 2001 and 2000 the Company recorded compensation expense associated with this plan in the amount of $261,000, $407,000 and $309,000, respectively.

NOTE Q -- INVESTMENT ANNUITY SEGREGATED ACCOUNTS

     The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $218.9 million and $234.5 million at December 31, 2002 and 2001, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

NOTE R -- SEGMENT INFORMATION

     The Company's operating segments include the following: (i) Insurance segment, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division), the Life Insurance Division (formerly the Company's OKC Division) and the Senior Market Division; (ii) Financial Services Segment, which includes the businesses of Academic Management Services Corp., the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors.

     The Company's Other Key Factors segment includes (a) investment income not allocated to other business segments, (b) interest expense on non-student loan indebtedness, (c) general expenses relating to corporate operations, (d) realized gains or losses on sale of investments, (e) the operations of the Company's AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of Barron Risk Management Services, Inc., the remaining portion of the Company's former TPA Division, until sold by the Company in September 2002) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

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

                             UICI AND SUBSIDIARIES

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Revenues
Insurance:
  Self Employed Agency Division..................  $1,035,907   $  713,347   $  584,075
  Group Insurance Division.......................     251,602      126,139      111,476
  Life Insurance Division........................      74,419       94,898       92,425
  Senior Market Division.........................       2,074            5           --
  National Motor Club............................          --           --       21,697
                                                   ----------   ----------   ----------
                                                    1,364,002      934,389      809,673
                                                   ----------   ----------   ----------
Financial Services:
  Academic Management Services...................     101,697      133,657      154,250
  Gain on HealthAxis.com shares..................          --           --       26,300
                                                   ----------   ----------   ----------
                                                      101,697      133,657      180,550
                                                   ----------   ----------   ----------
Other Key Factors................................      14,871       34,056       33,035
Intersegment Eliminations........................      (1,589)      (2,668)      (4,460)
                                                   ----------   ----------   ----------
          Total revenues.........................  $1,478,981   $1,099,434   $1,018,798
                                                   ==========   ==========   ==========
Income (loss) from continuing operations before
  federal income taxes
Insurance:
  Self Employed Agency Division..................  $   93,689   $   74,849   $   70,905
  Group Insurance Division.......................      14,985        4,022       (1,877)
  Life Insurance Division........................       8,633        7,363       13,132
  Senior Market Division.........................      (7,536)      (2,112)          --
  National Motor Club............................          --           --        2,471
                                                   ----------   ----------   ----------
                                                      109,771       84,122       84,631
                                                   ----------   ----------   ----------
Financial Services:
  Academic Management Services...................       7,431        5,413      (24,640)
  Gain on sale of HealthAxis.com shares..........          --           --       26,300
  Losses in Healthaxis, Inc. investment..........      (9,639)     (10,597)     (15,623)
                                                   ----------   ----------   ----------
                                                       (2,208)      (5,184)     (13,963)
                                                   ----------   ----------   ----------
Other Key Factors:
  Investment income on equity, realized gains and
     losses, general corporate expenses and other
     (including interest on non-student loan
     indebtedness)...............................     (15,072)       3,408       10,066
  Variable stock-based compensation..............     (18,057)      (6,933)      (5,300)
  Goodwill amortization..........................          --       (4,516)      (6,080)
                                                   ----------   ----------   ----------
                                                      (33,129)      (8,041)      (1,314)
                                                   ----------   ----------   ----------
          Total income from continuing operations
            before federal income taxes..........  $   74,434   $   70,897   $   69,354
                                                   ==========   ==========   ==========

                             UICI AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets
Insurance:
  Self Employed Agency Division.............................  $  665,938   $  485,664
  Group Insurance Division..................................     152,858       78,274
  Life Insurance Division...................................     630,238      625,205
  Senior Market Division....................................       2,120           --
                                                              ----------   ----------
                                                               1,451,154    1,189,143
                                                              ----------   ----------
Financial Services:
  Academic Management Services..............................   1,770,001    1,557,434
  Investment in Healthaxis, Inc.............................       4,929        8,278
                                                              ----------   ----------
                                                               1,774,930    1,565,712
                                                              ----------   ----------
Other Key Factors:
  General corporate and other...............................     402,054      440,367
  Goodwill..................................................     102,166       86,010
                                                              ----------   ----------
                                                                 504,220      526,377
                                                              ----------   ----------
     Total assets from continuing operations................  $3,730,304   $3,281,232
                                                              ==========   ==========

                             UICI AND SUBSIDIARIES

NOTE S -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
                                                             (IN THOUSANDS EXCEPT
                                                              PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available to common
     shareholders......................................  $51,354   $52,173   $ 33,264
  Income (loss) from discontinued operations...........      653    (9,281)   (27,531)
                                                         -------   -------   --------
  Income before cumulative effect of accounting
     change............................................   52,007    42,892      5,733
  Cumulative effect of accounting change...............   (5,144)       --         --
                                                         -------   -------   --------
  Net income...........................................  $46,863   $42,892   $  5,733
                                                         =======   =======   ========
Weighted average shares outstanding (thousands) --basic
  earnings (loss) per share............................   47,366    46,628     46,573
Effect of dilutive securities:
Employee stock options and other shares (see Note P)...    1,491     1,289      1,193
                                                         -------   -------   --------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share............................   48,857    47,917     47,766
                                                         -------   -------   --------
Basic earnings (loss) per share
  Income from continuing operations....................  $  1.08   $  1.12   $   0.71
  Income (loss) from discontinued operations...........     0.02     (0.20)     (0.59)
                                                         -------   -------   --------
  Income before cumulative effect of accounting
     change............................................     1.10      0.92       0.12
  Cumulative effect of accounting change...............    (0.11)       --         --
                                                         -------   -------   --------
     Net income........................................  $  0.99   $  0.92   $   0.12
                                                         =======   =======   ========
Diluted earnings (loss) per share
  Income from continuing operations....................  $  1.05   $  1.09   $   0.70
  Income (loss) from discontinued operations...........     0.02     (0.19)     (0.58)
                                                         -------   -------   --------
  Income before cumulative effect of accounting
     change............................................     1.07      0.90       0.12
  Cumulative effect of accounting change...............    (0.11)       --         --
                                                         -------   -------   --------
     Net income........................................  $  0.96   $  0.90   $   0.12
                                                         =======   =======   ========

                             UICI AND SUBSIDIARIES

NOTE T -- SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2002, 2001 and 2000:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Amortization of deferred policy acquisition costs....  $ 40,107   $ 37,395   $ 22,325
Commissions..........................................   115,328     75,183     64,787
Administrative expenses..............................   231,368    133,071    121,082
Premium taxes........................................    27,990     22,151     16,987
Intangible asset amortization........................     1,754         --         --
                                                       --------   --------   --------
                                                       $416,547   $267,800   $225,181
                                                       ========   ========   ========

NOTE U -- SUBSEQUENT EVENTS

     Through its College First Alternative Loan Program, the Company's College Fund Life Division (based in Norcross, Georgia) has historically offered an interest-sensitive whole life insurance product that has generally been issued with an annuity rider and a child term rider. The child term rider includes a special provision under which the Company commits to provide private student loans to help fund the named child's higher education if certain restrictions and qualifications are satisfied.

     The Company has determined that, effective May 31, 2003, it will no longer issue new life insurance policies under the College Fund Life Division program and that, effective June 30, 2003, it will cease all operations at the Company's Norcross, Georgia facility. In connection with such closedown, the Company currently estimates that it will incur exit costs (consisting primarily of employee severance, relocation expenses and lease termination and other costs) in the amount of approximately $900,000, which costs will be expensed as incurred over the period ending June 30, 2003 in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     The Company through its College Fund Life Division has outstanding commitments to fund student loans for the years 2003 through 2024. See Notes K and O of Notes to Consolidated Financial Statements.

                                                                     SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             UICI (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS

Investments in and advances to subsidiaries* (includes
  investment in SunTech of $15.3 million)...................   $630,627     $522,574
Cash and cash equivalents...................................     22,429       57,277
Refundable income taxes.....................................        954        6,663
Deferred income tax.........................................         --        2,705
Other.......................................................      7,710        4,970
                                                               --------     --------
                                                               $661,720     $594,189
                                                               ========     ========

                                     LIABILITIES

SunTech liability...........................................   $ 15,313     $     --
Accrued expenses and other liabilities......................      6,568          697
Agent plan liability........................................     18,287        5,186
Income tax liability........................................      4,203           --
Short-term debt.............................................      3,951        5,951
Long-term debt..............................................      3,951       13,401
Net liabilities of discontinued operations..................     24,397       34,382
                                                               --------     --------
                                                                 76,670       59,617

                                STOCKHOLDERS' EQUITY
Common stock................................................        509          494
Additional paid-in capital..................................    236,082      201,328
Accumulated other comprehensive income (loss)...............     42,337       30,294
Retained earnings...........................................    364,032      317,169
Treasury stock..............................................    (57,910)     (14,713)
                                                               --------     --------
                                                                585,050      534,572
                                                               --------     --------
                                                               $661,720     $594,189
                                                               ========     ========

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             UICI (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Income:
  Dividends from continuing operations*.....................  $28,785   $ 56,858   $ 37,982
  Interest and other income (includes amounts received from
     related parties of $-0-, $-0- and $875, in 2002, 2001
     and 2000, respectively)................................    2,673      2,291      6,525
  Gain on sale of HealthAxis.com shares.....................       --         --     26,300
                                                              -------   --------   --------
                                                               31,458     59,149     70,807
Expenses:
  General and administrative expenses (includes amounts paid to related parties of $1,669, $1,694 and $348, in 2002,
     2001 and 2000, respectively)...........................   12,531     11,123     11,708
  Variable stock compensation...............................    9,277      2,680      3,722
  Losses in Healthaxis, Inc. investment.....................    9,639     10,597     15,624
  Interest expense (includes amounts paid to related parties of $-0-, $98 and $4,559, in 2002, 2001 and 2000,
     respectively)..........................................    1,454      2,474      5,902
                                                              -------   --------   --------
                                                               32,901     26,874     36,956
                                                              -------   --------   --------
Income before equity in undistributed earnings of
  subsidiaries and federal income tax expense...............   (1,443)    32,275     33,851
Federal income tax benefit..................................    9,573     12,263        746
                                                              -------   --------   --------
Income before equity in undistributed earnings of
  Subsidiaries..............................................    8,130     44,538     34,597
Equity in undistributed earnings of continuing operations...   43,224      7,635     (1,333)
                                                              -------   --------   --------
Income from continuing operations...........................   51,354     52,173     33,264
Dividends from discontinued operations *....................    5,851     27,213      7,291
Equity in undistributed earnings from discontinued
  operations................................................   (5,198)   (36,494)   (34,822)
                                                              -------   --------   --------
Income (loss) from discontinued operations..................      653     (9,281)   (27,531)
Cumulative effect of accounting change (net of tax benefit
  of $1,742, $0, and $0 in 2002, 2001 and 2000
  respectively..............................................    5,144         --         --
                                                              -------   --------   --------
Net income..................................................  $46,863   $ 42,892   $  5,733
                                                              =======   ========   ========

---------------

* Eliminated in consolidation.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             UICI (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $ 46,863   $ 42,892   $   5,733
  Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
     Equity in undistributed loss of subsidiaries of
       discontinued operations..............................     5,198     36,494      34,822
     Equity in undistributed (earnings) loss of continuing
       operations...........................................   (43,224)    (7,635)      1,333
     Gains on sale of investments...........................      (117)       (57)    (27,079)
     Decrease (increase) in other receivables...............     2,344      2,257         635
     Increase (decrease) in accrued expenses and other
       liabilities..........................................    26,638    (15,356)      5,956
     Increase in SunTech liability..........................    15,600         --          --
     Deferred income taxes (benefit)........................       534     (3,979)     33,728
     Increase in federal income taxes payable...............     5,709     11,041      18,205
     Operating loss of Healthaxis, Inc......................     3,139     10,597      15,623
     Other items, net.......................................    (4,768)    (1,242)      3,759
                                                              --------   --------   ---------
     Cash provided by continuing operations.................    57,916     75,012      92,715
     Amounts (contributed to) received from discontinued
       operations...........................................   (28,515)    12,965    (176,393)
                                                              --------   --------   ---------
          Net cash Provided by (Used in) Operating
            Activities......................................    29,401     87,977     (83,678)
                                                              --------   --------   ---------
INVESTING ACTIVITIES
  Purchase of subsidiaries..................................    (8,094)        --      (4,481)
  Sale of subsidiaries and assets...........................     1,319         --      45,939
  Purchase of minority interest.............................    (1,882)        (8)         --
  (Increase) decrease of investments in and advances to
     subsidiaries...........................................   (19,640)   (23,775)     38,548
  Sale of two million shares of HealthAxis.com..............        --         --      30,000
  Net decrease (increase) in other investments..............        --       (433)      3,001
  Decrease (increase) in agents' receivables................        --         --      11,145
                                                              --------   --------   ---------
          Net cash Provided by (Used in) Investing
            Activities......................................   (28,297)   (24,216)    124,152
                                                              --------   --------   ---------
FINANCING ACTIVITIES
  Proceeds of notes payable.................................        --         --      10,000
  Repayment of notes payable................................   (11,450)    (5,951)   (104,451)
  Proceeds of payable to related party......................        --         --     146,000
  Repayment of payable to related party.....................        --    (18,954)   (127,046)
  Proceeds from capital contribution........................        --         --       8,556
  Exercise of stock options.................................    12,616         --          --
  Sale (purchase) of treasury stock.........................   (42,515)   (13,963)      3,979
  Other changes in equity...................................     5,397     15,375          17
                                                              --------   --------   ---------
          Net cash Used in Financing Activities.............   (35,952)   (23,493)    (62,945)
                                                              --------   --------   ---------
          Increase (decrease) in Cash.......................   (34,848)    40,268     (22,471)
          Cash and cash equivalents at Beginning of
            Period..........................................    57,277     17,009      39,480
                                                              --------   --------   ---------
          Cash and cash equivalents at End of Period........  $ 22,429   $ 57,277   $  17,009
                                                              ========   ========   =========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                    COL. A                        COL. B          COL. C         COL. D       COL. E
                    ------                      -----------   ---------------   --------   ------------
                                                               FUTURE POLICY
                                                 DEFERRED        BENEFITS
                                                  POLICY      LOSSES, CLAIMS,
                                                ACQUISITION      AND LOSS       UNEARNED   POLICYHOLDER
                                                   COSTS         EXPENSES       PREMIUMS      FUNDS
                                                -----------   ---------------   --------   ------------
                                                                    (IN THOUSANDS)
December 31, 2002:
  Self Employed Agency Division...............    $49,222        $494,981       $ 66,586     $ 9,432
  Group Insurance Division....................      4,759          64,811         48,554          --
  Life Insurance Division.....................     35,636         329,780          6,551       8,274
  Senior Market Division......................         --              75             59          --
                                                  -------        --------       --------     -------
     Total....................................    $89,617        $889,647       $121,750     $17,706
                                                  =======        ========       ========     =======
December 31, 2001:
  Self Employed Agency Division...............    $30,358        $391,453       $ 48,330     $10,479
  Group Insurance Division....................      3,880          34,623         32,883          --
  Life Insurance Division.....................     39,690         351,232         14,186       8,175
  Senior Market Division......................         --              --             --          --
                                                  -------        --------       --------     -------
     Total....................................    $73,928        $777,308       $ 95,399     $18,654
                                                  =======        ========       ========     =======
December 31, 2000:
  Self Employed Agency Division...............    $20,628        $271,439       $ 35,538     $ 7,998
  Group Insurance Division....................      2,924          25,206         31,779          --
  Life Insurance Division.....................     44,573         413,346         27,204       9,929
  National Motor Club.........................         --           1,587            606          --
                                                  -------        --------       --------     -------
     Total....................................    $68,125        $711,578       $ 95,127     $17,927
                                                  =======        ========       ========     =======

                                                                    SCHEDULE III

                                      UICI
                                AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                           COL. F       COL. G       COL. H         COL. I         COL. J        COL. K
                         ----------   ----------   -----------   ------------   ------------   ----------
                                                    BENEFITS,    AMORTIZATION
                                                     CLAIMS      OF DEFERRED
                                                   LOSSES, AND      POLICY         OTHER
                          PREMIUM     INVESTMENT   SETTLEMENT    ACQUISITION     OPERATING      PREMIUMS
                          REVENUE      INCOME*      EXPENSES        COSTS       EXPENSES*(1)    WRITTEN
                         ----------   ----------   -----------   ------------   ------------   ----------
                                                          (IN THOUSANDS)
2002:
  Self Employed Agency
     Division..........  $  930,983    $26,978      $571,814       $30,726        $261,732
  Group Insurance
     Division..........     243,055      4,422       169,940          (879)         63,431
  Life Insurance
     Division..........      38,557     34,207        32,738        10,261          21,132
  Senior Market
     Division..........         149        143            77            --           7,751
                         ----------    -------      --------       -------        --------
                         $1,212,744    $65,750      $774,569       $40,108        $354,046     $1,239,095
                         ==========    =======      ========       =======        ========     ==========
2001:
  Self Employed Agency
     Division..........  $  628,926    $22,359      $387,801       $21,850        $166,785
  Group Insurance
     Division..........     121,513      3,315        91,292         3,824          25,690
  Life Insurance
     Division..........      60,537     32,176        51,876        11,721          21,753
  Senior Market
     Division..........          --         --            --            --           2,112
                         ----------    -------      --------       -------        --------
                         $  810,976    $57,850      $530,969       $37,395        $216,340     $  811,248
                         ==========    =======      ========       =======        ========     ==========
2000:
  Self Employed Agency
     Division..........  $  514,236    $20,899      $314,963       $ 8,573        $140,694
  Group Insurance
     Division..........     107,367      2,870        83,272            25          28,817
  Life Insurance
     Division..........      57,731     27,889        39,576        13,727          19,185
  National Motor
     Club..............       2,050        115         1,893            --              47
                         ----------    -------      --------       -------        --------
                            681,384    $51,773      $439,704       $22,325        $188,743     $  680,413
                         ==========    =======      ========       =======        ========     ==========

---------------

 * Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1) Other operating expenses includes underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective segment.

                                                                     SCHEDULE IV

                                      UICI
                                AND SUBSIDIARIES

                                  REINSURANCE

                                                                                       PERCENTAGE
                                                                                       OF AMOUNT
                                         GROSS                                          ASSUMED
                                         AMOUNT      CEDED     ASSUMED    NET AMOUNT     TO NET
                                       ----------   --------   --------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Year Ended December 31, 2002
  Life insurance in force............  $3,919,440   $921,482   $470,388   $3,468,346      13.6%
                                       ==========   ========   ========   ==========      ====
Premiums:
  Life insurance.....................  $   36,423   $  7,832   $  2,958   $   31,549       9.4%
  Health insurance...................   1,193,711     39,878     27,362    1,181,195       2.4%
                                       ----------   --------   --------   ----------
                                       $1,230,134   $ 47,710   $ 30,320   $1,212,744
                                       ==========   ========   ========   ==========
Year Ended December 31, 2001
  Life insurance in force............  $4,093,064   $634,591   $486,978   $3,945,451      12.3%
                                       ==========   ========   ========   ==========      ====
Premiums:
  Life insurance.....................  $   33,887   $  4,132   $  4,924   $   34,679      14.2%
  Health insurance...................     747,317     26,250     55,230      776,297       7.1%
                                       ----------   --------   --------   ----------
                                       $  781,204   $ 30,382   $ 60,154   $  810,976
                                       ==========   ========   ========   ==========
Year Ended December 31, 2000
  Life insurance in force............  $4,435,571   $863,540   $474,935   $4,046,966      11.7%
                                       ==========   ========   ========   ==========      ====
Premiums:
  Life insurance.....................  $   38,476   $  6,286   $  4,624   $   36,814      12.6%
  Health insurance...................     565,139     12,293     91,724      644,570      14.2%
                                       ----------   --------   --------   ----------
                                       $  603,615   $ 18,579   $ 96,348   $  681,384
                                       ==========   ========   ========   ==========

                                                                      SCHEDULE V

                                      UICI
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    INCREASE   RECOVERIES/   DEDUCTIONS/
                                           BALANCE AT   ADDITIONS      IN        AMOUNTS       BALANCE
                                           BEGINNING    COST AND    CARRYING     CHARGED      AT END OF
                                           OF PERIOD    EXPENSES     VALUE         OFF         PERIOD
                                           ----------   ---------   --------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Allowance for losses:
Year ended December 31, 2002:
  Agents' receivables....................    $1,954      $3,102     $    --      $(1,314)      $3,742
  Mortgage and collateral loans..........     1,201          --          --         (877)         324
  Student loans..........................     3,585       1,396          --       (1,479)       3,502
  Real estate............................     1,083       1,351          --           --        2,434
Year ended December 31, 2001:
  Agents' receivables....................    $1,383      $1,555     $    --      $  (984)      $1,954
  Mortgage and collateral loans..........     1,701          --        (500)          --        1,201
  Student loans..........................     7,473       2,263      (5,235)        (916)       3,585
  Real estate............................     1,083          --          --           --        1,083
Year ended December 31, 2000:
  Agents' receivables....................    $1,982      $1,264     $    --      $(1,863)      $1,383
  Mortgage and collateral loans..........     1,701          --          --           --        1,701
  Student loans..........................     2,252       5,388          --         (167)       7,473
  Real estate............................     1,083          --          --           --        1,083

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 2         --  Plan of Reorganization of United Group Insurance Company, as
               subsidiary of United Group Companies, Inc. and Plan and
               Agreement of Merger of United Group Companies, Inc. into
               United Insurance Companies, Inc., filed as Exhibit 2-1 to
               the Registration Statement on Form S-1, File No. 33-2998,
               filed with the Securities and Exchange Commission on January
               30, 1986 and incorporated by reference herein.
 3.1(A)    --  Certificate of Incorporation of UICI, as amended, filed as
               Exhibit 4.1 (a) to Registration Statement on Form S-8, File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
 3.2(A)    --  Restated By-Laws, as amended, of the Company, filed as
               Exhibit 4.1(b) to Registration Statement on Form S-8 File
               No. 333-85113, filed with the Securities and Exchange
               Commission on August 13, 1999 and incorporated by reference herein.
10.1(B)    --  Reinsurance Agreement between AEGON USA Companies and UICI
               Companies effective January 1, 1995, as amended through
               November 21, 1995 and incorporated by reference herein.
10.1(C)    --  Amendment No. 3 to Reinsurance Agreement between AEGON USA
               Companies and UICI Companies effective April 1, 1996, and
               filed as Exhibit 10.1 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320), and
               incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and
               UICI Companies effective January 1, 1995, as amended through
               November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No.
               0-14320), filed on March 29, 1996, and incorporated by
               reference herein.
10.2       --  Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.3       --  Agreement for acquisition of capital stock of Mark Twain
               Life Insurance Corporation by Mr. Ronald L. Jensen, filed as
               Exhibit 10-4 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.3(A)    --  Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as
               Exhibit 10-4(A) to Amendment No. 1 to Registration Statement
               on Form S-1, File No. 33-2998, filed with the Securities and
               Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4       --  Agreement for acquisition of capital stock of Mid-West
               National Life Insurance Company of Tennessee by the Company
               filed as Exhibit 2 to the Report on Form 8-K of the Company,
               File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10.5(A)    --  Stock Purchase Agreement, dated July 1, 1986, among the
               Company, Charles E. Stuart and Stuart Holding Company, as
               amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.5(B)    --  Acquisition Agreement, dated July 7, 1986 between Associated
               Companies, Inc. and the Company, together with exhibits
               thereto, filed as Exhibit (c)(2) to Statement on Schedule
               14D-1 and Amendment No. 1 to Schedule 13D, filed with the
               Securities and Exchange Commission on July 14, 1986 and
               incorporated by reference herein.
10.5(C)    --  Offer to Purchase, filed as Exhibit (a)(1) to Statement on
               Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed
               with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.6       --  Agreement for acquisition of capital stock of Life Insurance
               Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 27, 1987 and
               incorporated by reference herein.
10.7       --  Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18,
               File No. 2-99229, filed with the Securities and Exchange
               Commission on July 26, 1985 and incorporated by reference
               herein.
10.8       --  Form of Subscription Agreement for 1985 Offering, filed as
               Exhibit 10-7 to the Registration Statement on Form S-1, File
               No. 33-2998, filed with the Securities and Exchange
               Commission on January 30, 1986 and incorporated by reference herein.
10.9       --  Repurchase Agreement between Life Investors Inc., UGIC,
               Ronald Jensen and Keith Wood dated January 6, 1984, filed as
               Exhibit 10-8 to Registration Statement on Form S-1, File No.
               33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10      --  Treaty of Assumption and Bulk Reinsurance Agreement for
               acquisition of certain assets and liabilities of Keystone
               Life Insurance Company, filed as Exhibit 10.10 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.11      --  Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and
               certain other assets, filed as Exhibit 10.11 to the 1987
               Annual Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 28, 1988 and
               incorporated by reference herein.
10.12      --  United Insurance Companies, Inc. 1987 Stock Option Plan,
               included with the 1988 Proxy Statement filed with the
               Securities and Exchange Commission on April 25, 1988 and
               incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30,
               1989 and incorporated by reference herein.
10.13      --  Amendment to the United Insurance Companies, Inc. 1987 Stock
               Option Plan, filed as Exhibit 10.13 to the 1988 Annual
               Report on Form 10-K, File No. 0-14320, filed with the
               Securities and Exchange Commission on March 30, 1989 and
               incorporated by reference herein.
10.14      --  UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form
               10-Q dated March 31, 1999, (File No. 0-14320), and
               incorporated by reference herein.
10.15      --  Amendment to Stock Purchase Agreement between American
               Capital Insurance Company and United Insurance Companies,
               Inc., filed as Exhibit 10.15 to the 1988 Annual Report on
               Form 10-K, File No. 0-14320, filed with the Securities and
               Exchange Commission on March 30, 1989 and incorporated by
               reference herein.
10.16      --  Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life
               Insurance Company, the Arizona Life and Disability Insurance
               Guaranty Fund and United Group Insurance Company, as
               modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as
               Exhibit 2 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.17      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United,
               Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and
               Exchange Commission on September 3, 1991 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.18      --  Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake
               Life Insurance Company and Mid-West National Life Insurance
               Company of Tennessee, filed as Exhibit 4 to Schedule 13D,
               File No. 0-14320 filed with the Securities and Exchange
               Commission on September 3, 1991 and incorporated by
               reference herein.
10.19      --  Second Agreement of Modification to Agreement of
               Substitution and Assumption Reinsurance dated as of November
               15, 1991 among Farm and Home Life Insurance Company, United
               Group Insurance Company, and the Arizona Life and Disability
               Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No.
               1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein. This agreement refers to a
               Modification Agreement dated September 12, 1991. The
               preliminary agreement included in the initial statement was originally dated August 26, 1991.
10.20      --  Addendum to Agreement of Substitution and Assumption
               Reinsurance dated as of November 22, 1991 among United Group
               Insurance Company, Farm and Home Life Insurance Company, and
               the Arizona Life and Disability Insurance Guaranty Fund,
               filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File
               No. 0-14320 filed with the Securities and Exchange
               Commission on February 5, 1992 and incorporated by reference herein.
10.21      --  Modification Agreement dated November 15, 1991 between First
               United, Inc., Underwriters National Assurance Company, and
               Farm and Home Life Insurance Company, The MEGA Life and
               Health Insurance Company, and the Insurance Commissioner of
               the State of Indiana, and filed as Exhibit 3 to Amendment
               No. 1 to Schedule 13D, File No. 0-14320 filed with the
               Securities and Exchange Commission on February 5, 1992 and
               incorporated by reference herein.
10.22      --  Agreement of Reinsurance and Assumption dated December 14,
               1992 by and among Mutual Security Life Insurance Company, in
               Liquidation, National Organization of Life and Health
               Insurance Guaranty Associations, and The MEGA Life and
               Health Insurance Company, and filed as Exhibit 2 to the
               Company's Report on Form 8-K dated March 29, 1993, (File No.
               0-14320), and incorporated by reference herein.
10.23      --  Acquisition Agreement dated January 15, 1993 by and between
               United Insurance Companies, Inc. and Southern Educators Life
               Insurance Company, and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.24      --  Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance
               Companies, Inc. and filed as Exhibit 2 to the Company's
               Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.25      --  Stock Purchase Agreement by and among United Insurance
               Companies, Inc. and United Group Insurance Company and
               Landmark Land Company of Oklahoma, Inc. dated January 6,
               1994, and filed as Exhibit 10.27 to Form 10-Q dated March
               31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.26      --  Private Placement Agreement dated June 1, 1994 of 8.75%
               Senior Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company's
               Report on Form 8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
10.27      --  Asset Purchase Agreement between UICI Companies and PFL Life
               Insurance Company, Bankers United Life Assurance Company,
               Life Investors Insurance Company of America and Monumental
               Life Insurance Company and Money Services, Inc. effective
               April 1, 1996, as filed as Exhibit 10.2 to the Company's
               Report on Form 8-K dated April 1, 1996 (File No. 0-14320)
               and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.28      --  General Agent's Agreement between Mid-West National Life
               Insurance Company of Tennessee and United Group Association,
               Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company's Report on Form 8-K dated April 1, 1996 (File
               No. 0-14320), and incorporated by reference herein.
10.29      --  General Agent's Agreement between The MEGA Life and Health
               Insurance Company and United Group Association, Inc.
               Effective April 1, 1996, and filed as Exhibit 10.4 to the
               Company's Report on Form 8-K dated April 1, 1996 (File No.
               0-14320) and incorporated by reference herein.
10.30      --  Agreement between United Group Association, Inc. and
               Cornerstone Marketing of America effective April 1, 1996,
               and filed as Exhibit 10.5 to the Company's Current Report on
               Form 8-K dated April 1, 1996 (File No. 0-14320) and
               incorporated by reference herein.
10.31      --  Stock exchange agreement dated October 1996 by and between
               AMLI Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as
               Exhibit 10.31 to the Registration Statement on Form S-3 File
               No. 333-23899 filed with the Securities and Exchange
               Commission on April 25, 1997 and incorporated by reference herein.
10.32      --  Agreement dated December 6, 1997 by and between UICI, UICI
               Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S.
               Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937
               filed with the Securities and Exchange Commission on
               December 22, 1997 and incorporated by reference herein.
10.33      --  Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational
               Finance Group, Inc. filed as Exhibit 10.1 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.34      --  Loan Agreement among UICI, Bank of America, as
               administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent
               dated May 17, 1999 filed as Exhibit 10.2 to Form 10-Q dated
               September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.35      --  Indenture Agreement dated as of August 5, 1999 between
               EFG-III, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as Exhibit 10.3 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.36      --  Indenture Agreement dated as of June 14, 1999 between
               EFG-II, LP, as Issuer and The First National Bank of
               Chicago, as Indenture Trustee and Eligible Lender Trustee
               filed as Exhibit 10.4 to Form 10-Q dated September 30, 1999,
               (File No. 0-14320), and incorporated by reference herein.
10.44      --  Stock Purchase Agreement dated, July 27,2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10.45      --  Management Agreement, dated December 31, 2000 between UICI,
               The Mega Life and Health Insurance Company and William J.
               Gedwed, filed as Exhibit 10.45 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.46      --  UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.47      --  UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.48      --  Termination Agreement, dated April 13, 2000 between UICI,
               UICI Acquisition Co., UICI Capital Trust I, and HealthPlan
               Services Corporation, filed as Exhibit 10.48 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.49      --  Management Agreement dated October 13, 2000 between UICI and
               William P. Benac, filed as Exhibit 10.49 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.50      --  Information Technology Services Agreement by and between
               UICI and Insurdata Incorporated (now HealthAxis, Inc.),
               dated January 3, 2000, filed as Exhibit 10.50 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.51      --  Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.52      --  Administrative Service Agreement dated July 27,2000 between
               The MEGA Life and Health Insurance Company and National
               Motor Club of America, Inc, filed as Exhibit 10.52 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53      --  Stock Purchase Agreement dated May 12, 2000 between UICI and
               The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life
               Insurance Company, filed as Exhibit 10.53 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.54      --  Promissory Note dated June 29, 2000 between UICI and
               Columbus Bank and Trust maturing June 30, 2005, filed as
               Exhibit 10.54 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.55      --  Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of AMLI Realty Co., filed as Exhibit 10.55 to the Company's 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.56      --  Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. ("Put/Call Agreement) with respect to the
               TOP Plan Funding Obligation, together with extension
               agreements dated August 15, 2000, October 16, 2000, and
               February 7, 2001, filed as Exhibit 10.56 to the Company's
               2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16,
               2001 and incorporated by reference herein.
10.57      --  Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services,
               Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58      --  Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.58 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.59      --  Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money
               Services, Inc., maturing August 1, 2001, filed as Exhibit
               10.59 to the Company's 2000 Annual Report on Form 10-K, File
               No. 001-14953, filed with the Securities and Exchange
               Commission on March 16, 2001 and incorporated by reference herein.
10.60      --  Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit
               National Bank, UICI Receivables Funding Corporation, and
               UICI and Household Bank (SB), N.A. and Household Credit
               Services, Inc., together with Amendment No. 1, filed as
               Exhibit 10.60 to the Company's 2000 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 16, 2001 and incorporated by
               reference herein.
10.61      --  Lease Agreement dated September 30, 2000 between Household
               Credit Services, Inc. (tenant) and Specialized Card
               Services, Inc. (Landlord), filed as Exhibit 10.61 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62      --  Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America,
               Inc., filed as Exhibit 10.62 to the Company's 2000 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.63      --  Software License Agreement dated January 30, 2001 between
               UICI and HealthAxis.com, filed as Exhibit 10.63 to the
               Company's 2000 Annual Report on Form 10-K, File No.
               001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.64      --  Agreement, dated March 14, 2001, between UICI, MEGA and
               Charles Prater, filed as Exhibit 10.64 to the Company's 2000
               Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and
               incorporated by reference herein.
10.65      --  Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association,
               filed as Exhibit 10.65 to the Company's 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.66      --  General and First Supplemental Indenture between CLFD-I,
               Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1,
               2001, filed as Exhibit 10.66 to the Company's 2001 Annual
               Report on Form 10-K, File No. 001-14953, filed with the
               Securities and Exchange Commission on March 22, 2002 and
               incorporated by reference herein.
10.67      --  Indenture agreement dated January 30, 2002 between
               AMS-12002, LP as Issuer and Bank One, National Association,
               as Indenture Trustee and Eligible Lender Trustee filed as
               Exhibit 10.67 to the Company's 2001 Annual Report on Form
               10-K, File No. 001-14953, filed with the Securities and
               Exchange Commission on March 22, 2002 and incorporated by
               reference herein.
10.68      --  Stock purchase agreement dated February 28, 2002 among The
               S.T.A.R. Human Resource Group, Inc., STAR Administrative
               Services, Inc. and certain Shareholders and UICI filed as
               Exhibit 10.68 to the Form 10-Q dated March 31, 2002, File
               No. 001-14953 and incorporated by reference herein.
10.69      --  Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as
               Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan
               Asset Backed Notes, Senior Series 2002A-1 (Auction Rate
               Certificates) filed as Exhibit 10.69 to the Form 10-Q dated
               June 30, 2002, File No. 001-14953 and incorporated by
               reference herein.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.70      --  Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as
               Trustee, amending General Indenture, dated as of April 1,
               2001, relating to CFLD-I, Inc. Student Loan Asset Backed
               Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30,
               2002, File No. 001-14953 and incorporated by reference
               herein.
10.71      --  Indenture Agreement dated August 21, 2002 among AMS-2 2002,
               LP, as Issuer, and BankOne, National Association, as
               Indenture Trustee and Eligible Lenders Trustee filed as
               Exhibit 10.71 to the Form 10-Q dated September 30, 2002,
               File No. 001-14953 and incorporated by reference herein.
16         --  Letter, dated September 27, 2002, from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountants, filed as Exhibit 16 to the Current
               Report on Form 8-K (as amended by Form 8-K/A), dated August
               26, 2002, File No. 001-14953 and incorporated by reference herein.
21         --  Subsidiaries of UICI
23.1       --  Consent of Independent Auditors-KPMG LLP
23.2       --  Consent of Independent Auditors-Ernst & Young LLP
24         --  Power of Attorney
99.1       --  Certificate of Gregory T. Mutz, Chief Executive Officer of
               UICI, pursuant to sec.906 of the Sarbanes-Oxley Act of 2002
99.2       --  Certificate of Mark D. Hauptman, Chief Financial Officer of
               UICI, pursuant to sec.906 of the Sarbanes-Oxley Act of 2002