Form 10-Q
period 2003-03-31
UICI
filed 2003-05-09
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                          COMMISSION FILE NO. 001-14953

                               -----------------

                                      UICI
             (Exact name of registrant as specified in its charter)


           Delaware                                              75-2044750
---------------------------------                               ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


9151 Grapevine Highway, North Richland Hills, Texas              76180
---------------------------------------------------              -----
   (Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code (817) 255-5200

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
                                             ---     ----

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X      No
                                               -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,624,470 shares as of May 7, 2003.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                             PAGE
                                                                                                            -------
    PART I.        FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Consolidated condensed balance sheets-March 31, 2003 (unaudited) and
                   December 31, 2002....................................................................        3

                   Consolidated condensed statements of income  (unaudited) - Three months
                   ended March 31, 2003 and 2002........................................................        4

                   Consolidated statements of comprehensive income  (unaudited) - Three months ended
                   March 31, 2003 and 2002..............................................................        5

                   Consolidated condensed statements of cash flows (unaudited) - Three months
                   ended March 31, 2003 and 2002........................................................        6

                   Notes to consolidated condensed financial statements (unaudited) - March 31, 2003....        7

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                   of Operations........................................................................       21

    Item 3.        Quantitative and Qualitative Disclosures about Market Risk...........................       31

    Item 4.        Controls and Procedures..............................................................       32

    PART II.       OTHER INFORMATION

    Item 1.        Legal Proceedings....................................................................       32

    Item 5.        Market for Registrant's Common Stock and Related Matters.............................       32

    Item 6.        Exhibits and Reports on Form 8-K.....................................................       32

    SIGNATURES........................................................................................         33

    Certification of Gregory T. Mutz, Chief Executive Officer of UICI, Pursuant to Rule 13a-14 under
    the Securities Exchange Act of 1934 .............................................................          34
    Certification of Mark D. Hauptman, Chief Financial Officer of UICI, Pursuant to Rule 13a-14 under
    the Securities Exchange Act of 1934 .............................................................          35


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        MARCH 31,        DECEMBER 31,
                                                                          2003              2002
                                                                   -----------------   --------------
                                                                      (UNAUDITED)
                             ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2003--$1,091,166; 2002--$1,051,710).....................        $1,131,466          $1,088,126
     Equity securities, at fair value (cost:
     2003--$43,083; 2002--$52,526)...........................            71,145              81,240
  Mortgage and collateral loans..............................             6,356               7,322
  Policy loans...............................................            18,869              19,191
  Investment in Healthaxis, Inc. ............................             4,271               4,929
  Short-term investments.....................................           169,731             138,854
                                                                     ----------          ----------
         Total Investments...................................         1,401,838           1,339,662
Cash.........................................................            32,516              54,916
Student loans................................................         1,507,742           1,430,989
Restricted cash..............................................           386,169             410,184
Reinsurance receivables......................................            57,623              59,155
Due premiums and other receivables...........................            71,305              61,304
Investment income due and accrued............................            61,355              59,127
Federal income tax assets....................................                --               5,881
Deferred acquisition costs...................................            90,560              89,617
Goodwill and other intangible assets.........................           110,486             110,907
Property and equipment, net..................................            82,689              91,093
Other assets.................................................            16,644              17,469
                                                                     ----------          ----------
                                                                     $3,818,927          $3,730,304
                                                                     ==========          ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits........................        $  434,247          $  423,218
  Claims.....................................................           488,480             466,429
  Unearned premiums..........................................           133,033             121,750
  Other policy liabilities...................................            17,925              17,706
Accounts payable.............................................            31,135              35,245
Other liabilities............................................           107,847             138,452
Collections payable..........................................           144,670             155,908
Federal income tax liabilities...............................             4,787                  --
Debt.........................................................             9,443               9,547
Student loan credit facilities...............................         1,801,688           1,752,602
Net liabilities of discontinued operations, including reserve
   for losses on disposal....................................            25,683              24,397
                                                                     ----------          ----------
                                                                      3,198,938           3,145,254
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share.................                --                  --
  Common stock, par value $0.01 per share....................               516                 509
  Additional paid-in capital.................................           252,566             236,082
  Accumulated other comprehensive income ....................            44,436              42,337
  Retained earnings..........................................           385,136             364,032
  Treasury stock, at cost....................................           (62,665)            (57,910)
                                                                     ----------          ----------
                                                                        619,989             585,050
                                                                     ----------          ----------
                                                                     $3,818,927          $3,730,304
                                                                     ==========          ==========

NOTE: The balance sheet data as of December 31, 2002 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                          2003           2002
                                                                                       ---------      ---------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of $2,656 and $2,895 for
       the three months ended March 31, 2003 and 2002, respectively).................   $362,163       $240,437
     Life premiums and other considerations..........................................      7,571          7,754
                                                                                        --------       --------
                                                                                         369,734        248,191
  Investment income..................................................................     20,619         19,829
  Other interest income (includes amounts received from related parties of $1
    and $1 for the three months ended March 31, 2003 and 2002, respectively).........     14,035         18,161
  Other income (includes amounts received from related parties of $1,170 and $2,903 for
    the three months ended March 31, 2003 and 2002, respectively)....................     29,974         26,892
  Losses on investments..............................................................       (385)          (738)
                                                                                        --------       --------
                                                                                         433,977        312,335
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses..........................................    238,089        160,818
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $2,504 and $6,864 for the three months ended March 31, 2003 and
    2002, respectively)..............................................................    124,042         84,132
  Variable stock-based compensation expense (benefit)................................     (2,137)         4,511
  Other expenses (includes amounts paid to related parties of $262 and $1,134 for
    the three months ended March 31, 2003 and 2002, respectively)....................     29,201         29,140
  Depreciation (includes expense on assets purchased from related parties of $506 and
    $386 for the three months ended March 31, 2003 and 2002, respectively)...........      4,299          4,659
  Interest expense...................................................................        227            648
  Interest expense--student loan credit facilities...................................      8,861         10,453
  Losses in Healthaxis, Inc. investment..............................................        644            174
                                                                                        --------       --------
                                                                                         403,226        294,535
                                                                                        --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES........................     30,751         17,800
Federal income taxes.................................................................     10,763          5,744
                                                                                        --------       --------
INCOME FROM CONTINUING OPERATIONS....................................................     19,988         12,056

DISCONTINUED OPERATIONS
    (net of income tax (expense) benefit of $(600) and $965 for the three months
    ended March 31, 2003 and 2002, respectively).....................................      1,115             67
                                                                                       ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................................     21,103         12,123
Cumulative effect of accounting change (net of income tax benefit of $0 and $1,742
    for the three months ended March 31, 2003 and 2002, respectively)................         --         (5,144)
                                                                                       ---------      ---------
NET INCOME...........................................................................  $  21,103      $   6,979
                                                                                       =========      =========
Earnings per share:
   Basic earnings
     Income from continuing operations...............................................   $   0.43       $   0.26
     Income  from discontinued operations............................................       0.02             --
                                                                                        --------       --------
     Income before cumulative effect of accounting change............................       0.45           0.26
     Cumulative effect of accounting change..........................................         --          (0.11)
                                                                                        --------       ---------
     Net income......................................................................   $   0.45       $   0.15
                                                                                        ========       ========
   Diluted earnings
     Income from continuing operations...............................................   $   0.42       $   0.25
     Income  from discontinued operations............................................       0.02             --
                                                                                        --------       --------
     Income before cumulative effect of accounting change............................       0.44           0.25
     Cumulative effect of accounting change..........................................         --          (0.11)
                                                                                        --------       --------
     Net income .....................................................................   $   0.44       $   0.14
                                                                                        ========       ========



See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        --------------------------
                                                                           2003             2002
                                                                        ---------        ---------

            Net income............................................       $21,103          $ 6,979

            Other comprehensive income (loss):
               Unrealized gains on securities:
                 Unrealized holding gains (losses) arising during          3,996          (10,214)
                   period.........................................
                 Reclassification adjustment for losses
                   included in net income.........................          (766)            (737)
                                                                         -------         --------
                       Other comprehensive income (loss) before tax        3,230          (10,951)
                 Income tax provision related to items of
                   other comprehensive income.....................        (1,131)           3,833
                                                                         -------         --------
                       Other comprehensive income (loss) net of
                         tax provision............................         2,099           (7,118)
                                                                         -------         --------

            Comprehensive income (loss)...........................       $23,202          $  (139)
                                                                         =======          =======


            See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ----------------------------
                                                                               2003             2002
                                                                            -----------     ------------
OPERATING ACTIVITIES
   Net income .......................................................       $   21,103       $    6,979
   Adjustments to reconcile net income to
       cash provided by operating activities:
     Increase in policy liabilities..................................           49,723           26,989
     Decrease in other liabilities and accrued expenses..............          (16,039)          (9,219)
     Increase in income taxes........................................            9,517            9,319
     Increase in deferred acquisition costs..........................             (943)          (4,032)
     Increase in accrued investment income...........................           (2,228)          (3,545)
     (Increase) decrease in reinsurance and other receivables........          (11,015)           8,625
     Stock appreciation expense (benefit)............................           (2,137)           4,511
     Depreciation and amortization...................................            4,724           11,844
     Decrease in collections payable.................................          (11,238)          (9,375)
     Operating loss of Healthaxis, Inc...............................              644              174
     Losses on sale of investments...................................              385              738
     Amounts (charged to) recovered from loss on disposal of
       discontinued operations.......................................           (5,460)             237
     Other items, net................................................            1,160           (1,167)
                                                                            ----------       ----------
         Cash Provided by Operating Activities.......................           38,196           42,078
                                                                            ----------       ----------

INVESTING ACTIVITIES
   Increase in student loans.........................................          (77,006)        (138,734)
   Increase in other investments.....................................          (44,848)          (7,481)
   Decrease in restricted cash.......................................           24,015            4,209
   Decrease (Increase) in agents' receivables........................            1,890           (8,406)
   Proceeds from sale of subsidiary net of cash disposal of $145 in
     2002............................................................               --            1,855
   Purchase of subsidiaries net of cash acquired of $2,599 in 2002...               --          (30,833)
   Increase in property and equipment................................          (11,722)          (6,598)
                                                                            ----------       ----------
         Cash Used in Investing Activities...........................         (107,671)        (185,988)
                                                                            -----------      ----------

FINANCING ACTIVITIES
   Deposits from investment products.................................            3,589            3,809
   Withdrawals from investment products..............................           (6,397)          (6,895)
   Proceeds from student loan borrowings.............................          197,515          508,100
   Repayment of student loan borrowings..............................         (148,429)        (389,269)
   Repayment of debt.................................................             (104)            (678)
   Exercise of stock options.........................................            9,031            1,000
   Purchase of treasury shares.......................................           (8,456)            (255)
   Other items, net..................................................              326            3,136
                                                                            ----------       ----------
         Cash Provided by Financing Activities.......................           47,075          118,948
                                                                            ----------       ----------

         Net Decrease in Cash........................................          (22,400)         (24,962)
         Cash and cash equivalents at Beginning of Period............           54,916           50,777
                                                                            ----------       ----------
         Cash and cash equivalents at End of Period..................       $   32,516       $   25,815
                                                                            ==========       ==========


See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

CHANGE IN RESERVING METHODOLOGY - SELF EMPLOYED AGENCY DIVISION

    Effective January 1, 2003, the Company's Self Employed Agency ("SEA") Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made by the Company.

Claim Reserve Changes

    The SEA Division utilizes the developmental method to estimate claim reserves. Under the developmental method, completion factors are applied to paid claims in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the "incurred dates" of the paid claims. Prior to January 1, 2003, the Company utilized the "original incurred date" coding method to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding method, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.

    Effective January 1, 2003, the Company has determined to utilize a "modified incurred date" coding method to establish incurred dates under the developmental method. Under this modified incurred date coding method, a break in service of more than six months will result in the establishment of a new "incurred date" for subsequent services. In addition, under the modified incurred date coding method, prior to the end of the period in which a health policy claim is made, the Company estimates and records a liability for the cost of medical services to be rendered to the insured for at most the succeeding three years following the date the policy claim is initially made. If in fact a particular claim extends past the three year period following the date the policy claim is initially made, an incurred date more recent than the original incurred date is utilized in future reserve calculations. The Company believes that this modified incurred date coding method will provide for a more direct and accurate reflection of actual experience in the pricing of the Company's insurance products. This change in methodology resulted in a reduction in the claim reserves of $12.3 million during the first quarter of 2003.

Changes in Estimate

    Several changes in accounting estimate resulted in a further reduction of the claim reserve in the amount of $5.4 million during the first quarter of 2003. This reduction in the claim reserve was attributable primarily to the effects of a change in estimate of the reserve for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development reserve. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of reserves for pending claims. The release of a portion of the excess pending claims reserve reflects the additional pending claims included in the completion factors.

ROP Reserve Changes

    The Company has issued certain health policies with a "return-of-premium"
(ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Historically, the Company has established a reserve for future ROP benefits, which reserve has been calculated by applying factors (based on 2 year preliminary term, a 5% interest assumption, 1958 CSO mortality termination assumption, and level future gross premiums) to the current premium on a contract-by-contract basis. A claims offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies. The ROP reserve is reflected in future policy and contract benefits on the Company's consolidated balance sheet.

    The Company records an ROP reserve to fund longer-term obligations associated with the ROP rider. This reserve is impacted both by the techniques utilized to calculate the reserve and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company has previously utilized a simplified reserving methodology that it believed generated an appropriate ROP reserve in the aggregate. However, the Company recently reviewed its ROP reserving methodology in order to determine if refinements to the methodology were appropriate. As a result of such review, effective January 1, 2003, the ROP reserving methodology was refined to utilize new factors (based on a net level premium basis, 4.5% interest, 1958 CSO mortality, and, where appropriate, 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis. The claim offset is now applied on all material blocks of policies with ROP riders. As a result of these changes, the ROP reserve for the Company increased by $12.9 million during the first quarter of 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ------------------------
                                                                                    2003         2002
                                                                                ----------    ----------
                                                                                     (IN THOUSANDS)
             Net income, as reported........................................    $   21,103   $    6,979
             Add stock-based employee compensation expense included
               in reported net income, net of tax...........................             1          101
             Deduct total stock-based employee compensation expense determined
               under fair-value-based method for all rewards, net of tax....          (133)      (1,556)
                                                                                ----------   ----------
             Pro forma net income...........................................    $   20,971   $    5,524
                                                                                ==========   ==========

NOTE B - INVESTMENT IN HEALTHAXIS, INC.

    At March 31, 2003, the Company held 24,147,404 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 45.2% of the issued and outstanding shares of HAI. HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI's flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

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

    The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded in connection with the Insurdata Merger). The Company's carrying value of its investment in HAI was $4.3 and $4.9 million at March 31, 2003 and December 31, 2002, respectively.

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

    Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of March 31, 2003 and December 31, 2002:


                                                                         MARCH 31, 2003
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE       ACCUMULATED
                                                  GOODWILL           ASSETS         AMORTIZATION          NET
                                                 ----------       ------------     --------------     ---------
Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................          17,513             8,858            (1,794)          24,577
Life Insurance Division...................             552                --              (193)             359
Senior Market Division....................           6,089             1,637              (381)           7,345
Academic Management Services Corp.........          85,382                --           (12,610)          72,772
                                                  --------          --------          --------         --------
                                                  $118,941          $ 10,495          $(18,950)        $110,486
                                                  ========          ========          ========         ========

                                                                        DECEMBER 31, 2002
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE       ACCUMULATED
                                                  GOODWILL           ASSETS         AMORTIZATION         NET
                                                  --------         ----------       ------------       --------
Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................          17,513             8,858            (1,428)          24,943
Life Insurance Division...................             552                --              (193)             359
Senior Market Division....................           6,089             1,637              (326)           7,400
Academic Management Services Corp.........          85,382                --           (12,610)          72,772
                                                  --------          --------          --------         --------
                                                  $118,941          $ 10,495          $(18,529)        $110,907
                                                  ========          ========          ========         ========

    Other intangible assets consist of present value of future commissions, customer lists, trademark and non-compete agreements related to the acquisitions of SeniorsFirst and Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred by the Company as its "STAR HRG" unit) completed in the three months ended March 31, 2002. (See Note F).

    Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:


                                           (IN THOUSANDS)
                                           --------------
                Remainder of 2003.....        $  1,255
                2004..................           1,468
                2005..................           1,263
                2006..................           1,111
                2007..................             866
                2008 and thereafter...           2,357
                                              --------
                                              $  8,320
                                              ========

NOTE D - DEBT

    At March 31, 2003 and December 31, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $9.4 and $9.5 million, respectively, of which $7.9 million constituted indebtedness of the holding company at each such date.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At March 31, 2003, the Company had no borrowings outstanding under the facility.

    On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $7.9 million at each of March 31, 2003 and December 31, 2002. The Company incurred $173,000 and $259,000 of interest expense on the notes in the three months ended March 31, 2003 and 2002, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

    AMS has a note payable in the outstanding principal amount of $1.5 million and $1.6 million at March 31, 2003 and December 31, 2002, respectively. The note bore interest at 3.55% at March 31, 2003, matures on June 30, 2004, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

NOTE E - STUDENT LOAN CREDIT FACILITIES

    At March 31, 2003 and December 31, 2002, the Company, through its AMS subsidiary and the College Fund Life Insurance Division, had outstanding an aggregate of $1,801.7 million and $1,752.6 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,681.3 million and $1,726.1 million, respectively, were issued by bankruptcy-remote special purpose entities (a "Special Purpose Entity"). The accounts of all of the Company's Special Purpose Entities are included in the Company's Consolidated Financial Statements. At March 31, 2003 and December 31, 2002, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Entities) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,507.5 million and $1,430.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $207.0 million and $222.5 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

NOTE F - ACQUISITIONS AND DISPOSALS

    Effective February 28, 2002, the Company acquired all of the outstanding capital stock of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "STAR HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the STAR HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of STAR HRG measured over the three-month period ending May 31, 2003. The contingent consideration will be in an amount not to exceed $15.0 million and is payable, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing. In connection with the acquisition, in the first quarter of 2002 the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million. The Company will record any additional contingent consideration as goodwill during the period that the contingent consideration is determined to be payable.

NOTE G - INCOME TAXES

    The Company's effective tax rate on continuing operations for the three month period ended March 31, 2003 was 35% compared to an effective tax rate of 32.3% in the corresponding period of 2002. For the three months ended March 31, 2002, the Company's effective tax rate on continuing operations varied from the statutory rate of 35% primarily as a result of the reduction of the Company's deferred tax liability following its assessment of potential additional tax obligations. This decrease was partially offset by the non-deductible portion of the variable stock-based compensation expense recorded in the three months ended March 31, 2002.

NOTE H - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                       2003              2002
                                                    ----------        ----------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
    to common shareholders...................       $   19,988        $   12,056
  Income (loss) from discontinued operations..           1,115                67
                                                    ----------        ----------
  Income before cumulative effect of accounting         21,103            12,123
    change....................................
  Cumulative effect of accounting change......              --            (5,144)
                                                    ----------        ----------
  Net income..................................      $   21,103        $    6,979
                                                    ==========        ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share..........          46,509            46,901
Effect of dilutive securities:
Employee stock options and other shares.......           1,521             1,213
                                                    ----------        ----------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share...................          48,030            48,114
                                                    ==========        ==========
Basic earnings (loss) per share
  From continuing operations..................      $     0.43        $     0.26
  From discontinued operations................            0.02                --
                                                    ----------        ----------
  Income before cumulative effect of accounting           0.45              0.26
    change....................................
  Cumulative effect of accounting change......             --              (0.11)
                                                    ----------        ----------
  Net income .................................      $     0.45        $     0.15
                                                    ==========        ==========
Diluted earnings (loss) per share
  From continuing operations..................      $     0.42        $     0.25
  From discontinued operations................            0.02                --
                                                    ----------        ----------
  Income before cumulative effect of accounting           0.44              0.25
    change....................................
  Cumulative effect of accounting change......              --             (0.11)
                                                    ----------        ----------
  Net income..................................      $     0.44        $     0.14
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

    On December 12, 2002, the Court issued an order preliminarily approving the settlement and providing for notice to prospective class members. At fairness hearing, held on March 3, 2003, the Court confirmed the settlement and entered final judgment that, pursuant to the terms of the settlement agreement, released the Company and named individual defendants with respect to all issues raised or which could have been raised in the litigation.

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

    Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which, among other things, transferred UICI's financial and other rights and obligations in STP to Mr. Jensen and effectively terminated the Company's active participation in, and limited the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation, including (i) any losses arising from the breach of fiduciary duty claim asserted by Sun Communications, Inc. ("Sun") against the Company and Sun's related claim for attorneys' fees, (ii) Sun's claim for attorneys' fees arising out of the distribution issue in the Sun Litigation, and (iii) all other claims of any nature asserted by Sun against the Company in the Sun Litigation arising out of or relating directly to the March 1997 agreement governing the distribution of cash proceeds from the sale and liquidation of STP. In exchange therefore, (i) UICI assigned to Mr. Jensen all of UICI's right, title and interest to the funds held in the registry of the Court in the Sun Litigation and released Mr. Jensen from any and all obligations arising under the Jensen 1996 Guaranty and the Assurance Agreement; (ii) UICI granted to Mr. Jensen an option, exercisable at a nominal exercise price, to transfer to Mr. Jensen UICI's 80% interest in STP; (iii) UICI agreed to cooperate with Mr. Jensen in connection with the Sun Litigation; and (iv) UICI granted to Mr. Jensen an irrevocable proxy to vote UICI's membership interest in STP all matters coming before the members of STP for a vote.

     At the request of Mr. Jensen and pursuant to the Company's obligations to cooperate with Mr. Jensen in the Sun Litigation, on December 12, 2002 UICI made an offer to purchase all, but not less than all, of Sun's membership interest in STP in accordance with a "Texas draw" agreement. In connection with the Texas draw offers, Mr. Jensen agreed to pay all of the Company's costs relating to the offer and to indemnify UICI against any liability that might arise therefrom. Sun subsequently filed a motion for a temporary injunction to enjoin closing of the transactions contemplated by the Texas draw agreement. The closing of the transactions contemplated by the Texas draw agreement was postponed pending the court's ruling on a cross motions for summary judgment motion that was argued on April 14, 2003 with respect to the validity of the transactions. If the transactions contemplated by the

Texas draw agreement are not allowed to close in accordance with their terms (which include dismissal of the Sun Litigation and release of all claims), trial in the Sun Litigation is set to begin on May 12, 2003.

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

     Following a mediation held on December 7, 2002, the parties entered into a Settlement and Release Agreement, dated as of December 11, 2002, pursuant to which the defendants (including the Company), without acknowledging any fault, liability or wrongdoing of any kind and subject to satisfaction of certain conditions, agreed to settle all three cases. Funding of the settlement was completed on December 20, 2002 in accordance with the terms of the Settlement and Release Agreement. The Company believes that the terms of the settlement as contemplated by the Settlement and Release Agreement will not have a material adverse effect upon the financial condition or results of operations of the Company.

     The settlement is subject to preliminary approval of the terms of the settlement, and certification of a plaintiff class for purposes of the settlement, by the U.S. District Court for the Northern District of California (with respect to the BankFirst case) and the California Superior Court for Alameda County (with respect to the Mitchell case); notice of settlement to the plaintiff class; and final approval of, and granting of a final non-appealable judgment by, the U.S. District Court for the Northern District of California (with respect to the BankFirst case) and the California Superior Court for Alameda County (with respect to the Mitchell case). There can be no assurance that these conditions to effectiveness of the settlement will in fact be satisfied.

     On February 28, 2003, the U.S. District Court entered a judgment granting final approval of the settlement terms of the BankFirst case. The time to appeal from the judgment entered by the U.S. District Court expired on March 31, 2003. No appeal was taken from the judgment of the U.S. District Court. Accordingly, the judgment in the BankFirst case is now final and non-appealable.

     The California state court in the Mitchell case entered a judgment granting final approval of the settlement terms on February 5, 2003. The time to appeal from the judgment entered by the California state court is set to expire on May 9, 2003. The parties to the litigation have not to date received notice of the filing of an appeal from this judgment. Absent such an appeal, the judgment entered by the California state court will become final and non-appealable on May 9, 2003, and the terms of the Settlement and Release Agreement will then be effective.

ASSOCIATION GROUP LITIGATION

     The health insurance products issued by the Company in the self employed market are primarily issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. The Company and/or its insurance company subsidiaries have recently been named a party to several lawsuits challenging the nature of the relationship between the Company's insurance companies and the associations that have endorsed the insurance companies' health insurance products.

     The MEGA Life and Health Insurance Company ("MEGA", a wholly owned subsidiary of the Company) has recently been named a defendant in seven separate lawsuits (Richard and Patty McBrayer vs. Brad Fair, MEGA Life and Health Insurance Company, et al., filed on December 26, 2002 in the Circuit Court of Clay County, Mississippi; Joe Shelton and Sharon Shelton vs. Chad Mills, MEGA Life and Health Insurance Company, et al., filed on December 20, 2002 in the Circuit Court of Pontotoc County, Mississippi; Herman Tomlin and Gary Harrison vs. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi; Bailey et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi, Bishop vs. John Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; and Clark, et al. vs. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi), each of which contain certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. Plaintiffs specifically allege, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that NASE is an independent entity; that in fact NASE and MEGA are "under common ownership and control;" that the benefits of NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship; and that the arrangement was intended to allow MEGA to eliminate insureds with health problems from its block of business by raising premiums. Plaintiffs demand punitive and economic damages in an indeterminate amount, including excess premiums, association dues and charges, administrative fees, and accrued interest.

     The McBrayer, Shelton, Tomlin, Bailey, and Pride cases have been removed to the United States District Court for the Northern District of Mississippi. The Shelton case was subsequently voluntarily dismissed by the plaintiffs with prejudice. The Company has moved to dismiss the McBrayer and Tomlin cases, but has not answered or otherwise responded in the Bailey, Pride, Bishop or Clark cases. No discovery has been undertaken in any of the cases.

     In addition, UICI and Mid-West National Life Insurance Company of Tennessee (a wholly owned subsidiary of the Company) have been named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, Mid-West National Life Insurance Company of Tennessee, Alliance for Affordable Services, et al., pending in the Superior Court for the State of California, County of Los Angeles), in which plaintiff has alleged, among other things, that defendants have engaged in illegal marketing practices in connection with the sale of health insurance. The plaintiff has asserted several causes of action, including breach of contract, violation of California Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. Neither UICI nor Mid-West has been served, answered, or otherwise responded in the case.

     UICI and The MEGA Life and Health Insurance Company have been named defendants in a purported class action suit filed in Texas state court on April 22, 2003 (Garcia v. UICI, MEGA Life and Health Insurance Company, NASE Group Insurance Trust and National Association for the Self Employed, pending in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135). Plaintiff on behalf of himself and a purported class of similarly situated individuals has asserted, among other things, that MEGA, NASE Group Trust and NASE are under common control and ownership and operate as a "unified business arrangement" which is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs have alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further allege conversion and breach of contract, for which they have asked for a return of all association dues and administrative fees collected by the defendants. Plaintiffs have served discovery requests on MEGA, UICI and NASE, though neither UICI nor MEGA has answered or otherwise pleaded in the case.

     The Company believes that plaintiffs' claims in these cases are wholly without merit, and the Company intends to vigorously contest the claims.

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

     The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments, and state insurance departments have also periodically conducted and continue to conduct periodic financial and market conduct examinations of UICI's insurance subsidiaries. As of March 31, 2003, either or both of The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee were subject to ongoing market conduct examinations in ten states. State insurance regulatory agencies have broad authority to levy monetary fines and penalties resulting from findings made during the course of such financial and market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been assessed such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

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

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the NAIC convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company and/or its insurance subsidiaries have also recently been named a party to several lawsuits challenging the nature of the relationship between the Company's insurance companies and the principal membership associations that have endorsed the insurance companies' health insurance products. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

     Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. All business segment results for all periods presented have been restated to reflect such allocation of these expenses. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt, variable stock-based compensation and the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002.

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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                   2003           2002
                                                                 --------       --------
                                                                     (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division.....................          $308,610       $219,778
     Group Insurance Division..........................            83,494         41,645
     Life Insurance Division...........................            16,036         19,920
     Senior Market Division............................               793            437
                                                                 --------       --------
                                                                  408,933        281,780
                                                                 --------       --------

   Financial Services:
     Academic Management Services Corp.................            22,078         26,475
                                                                 --------       --------

   Other Key Factors...................................             3,427          4,217
   Intersegment Eliminations...........................              (461)          (137)
                                                                 --------       --------
Total revenues from continuing operations..............          $433,977       $312,335
                                                                 ========       ========


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                   2003           2002
                                                                 --------       --------
                                                                     (IN THOUSANDS)
Income (loss) from continuing operations before federal
  income taxes:
   Insurance:
     Self Employed Agency Division.....................          $23,794       $15,748
     Group Insurance Division..........................            5,083         1,747
     Life Insurance Division...........................            1,827         2,615
     Senior Market Division............................           (1,761)       (1,387)
                                                                 -------       -------
                                                                  28,943        18,723
                                                                 -------       -------

   Financial Services:
     Academic Management Services Corp.................            1,516         4,098
     Losses in Healthaxis, Inc. investment.............             (644)         (174)
                                                                 -------       -------
                                                                     872         3,924
                                                                 -------       -------

   Other Key Factors:
     Investment income on equity, realized gains and
       losses, general corporate expenses and other
       (including interest expense on non-student
       loan indebtedness)..............................           (1,201)         (336)
   Variable stock-based compensation (expense) benefit.            2,137        (4,511)
                                                                 -------       -------
                                                                     936        (4,847)
                                                                 -------       -------
Total income from continuing operations before federal
  income taxes...........................................        $30,751       $17,800
                                                                 =======       =======



                                                    MARCH 31,         DECEMBER 31,
                                                      2003                2002
                                                  -------------       -------------
                                                            (IN THOUSANDS)
 Assets
   Insurance:
      Self Employed Agency Division......         $     724,445       $     671,370
      Group Insurance Division...........               192,386             170,372
      Life Insurance Division............               621,178             630,597
      Senior Market Division.............                 8,419               8,209
                                                  -------------       -------------
                                                      1,546,428           1,480,548
                                                  -------------       -------------
   Financial Services:
      Academic Management Services Corp..             1,876,384           1,842,773
      Investment in Healthaxis, Inc......                 4,271               4,929
                                                  -------------       -------------
                                                      1,880,655           1,847,702
                                                  -------------       -------------
   Other Key Factors:
      General corporate and other........               391,844             402,054
                                                  -------------       -------------
Total assets.............................         $   3,818,927       $   3,730,304
                                                  =============       =============


NOTE K - STOCK OPTIONS

    The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the exercise price of the Company's employee stock options has been equal to the market price of underlying stock on the date of grant, no compensation expense has to date been recognized. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and will begin measuring the compensation cost of stock-based awards under the fair value method. The Company adopted Statement No. 148 on January 1, 2003 and has adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. The impact of implementation on the Company's financial position or results of operations was not material.

    Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate 3.53%; dividend yield of -0-%, volatility factor of the expected market price of the Company's common stock of 0.65; and a weighted-average expected life of the option of 4.26 years. The weighted average grant date fair value per share of stock options issued in 2002 was $4.46.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect on net income of the stock compensation amortization for the periods presented above is not likely to be representative of the effects on reported net income for future periods. The Company's pro forma information is set forth below (in thousands except for earnings per share information):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -----------------------
                                                                  2003         2002
                                                               ----------   ----------
                                                               (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE AMOUNTS)

     Pro forma income:
     Income from continuing operations.....................    $   19,856   $   10,601
     Income from discontinued operations...................         1,115           67
     Loss from cumulative effect of accounting change......            --       (5,144)
                                                               ----------   ----------
            Net income.....................................    $   20,971   $    5,524
                                                               ==========   ==========
     Pro forma earnings per common share:
       Basic earnings:
       From continuing operations..........................    $     0.43   $     0.23
       Income from discontinued operations.................          0.02          --
          Loss from cumulative effect of accounting
            Change.........................................           --         (0.11)
                                                               ---------    ----------
            Net income.....................................    $     0.45   $     0.12
                                                               ==========   ==========
     Diluted earnings:
     From continuing operations............................    $     0.42   $     0.22
     Income from discontinued operations...................          0.02          --
     Loss from cumulative effect of accounting change......           --         (0.11)
                                                               ---------    ----------
            Net income.....................................    $     0.44   $     0.11
                                                               ==========   ==========

NOTE L - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

UICI Employee Stock Ownership and Savings Plan

    The Company maintains for the benefit of its and its subsidiaries' employees the UICI Employee Stock Ownership and Savings Plan (the "Employee Plan").

    During the three months ended March 31, 2002, the Company recorded an expense of $(2.0) million related to stock appreciation expense with respect to the Employee Plan. This expense represented the incremental compensation expense associated with the allocation to participants' accounts during the respective period of shares, previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. The allocated $5.25 ESOP Shares were considered outstanding for purposes of the computation of earnings per share. The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and as of December 31, 2002 all such shares had been allocated to participants' accounts. During the fourth quarter of 2002, the Company allocated the remaining unallocated shares to participants' accounts.

Agent Stock Accumulation Plans

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with its field force agencies, including UGA -- Association Field Services, New United Agency, Cornerstone Marketing of America, Guaranty Senior Assurance and SeniorsFirst.

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

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three months ended March 31, 2003 and 2002, the Company recorded total compensation (expense) benefit associated with these agent plans in the amount of $(538,000) and $(3.3) million, respectively, of which $2.1 million and $(1.8) million, respectively, represented the non-cash stock based compensation benefit (expense) associated with the adjustment to the liability for future unvested benefits. In the three months ended March 31, 2003, the Company recorded a benefit from the decrease in non-cash stock-based compensation associated with the Company's agent stock accumulation plans primarily attributable to the lower share price in the first quarter of 2003 compared to the share price in the comparable quarter in 2002.

    At December 31, 2002, the Company had recorded approximately 1.9 million unvested matching credits associated with the Agent Plans, of which 697,000 vested in January 2003. At March 31, 2003, the Company had recorded approximately 1.5 million unvested matching credits.

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

NOTE M - CORPORATE OVERHEAD ALLOCATION

     Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt, variable stock-based compensation and the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002.

     Following is a summary of the Company's quarterly segment results for the year ended December 31, 2002, adjusted to reflect the allocation to the Company's operating business segments of certain general expenses relating to corporate operations as discussed above:

                                                                                THREE MONTHS ENDED
                                                         ----------------------------------------------------------------
                                                          MAR 31,       JUN 30,       SEP 30,       DEC 31,       TOTAL
                                                           2002          2002          2002          2002          2002
                                                         --------      --------      --------      --------      --------
                                                                                  (IN THOUSANDS)
Income (loss) from continuing operations before
   federal income taxes:
   Insurance:
     Self Employed Agency Division .................     $ 15,748      $ 19,671      $ 23,128      $ 25,647      $ 84,194
     Group Insurance Division ......................        1,747         3,311         3,030         5,067        13,155
     Life Insurance Division .......................        2,615         2,817         1,244         1,421         8,097
     Senior Market Division ........................       (1,387)       (1,855)       (2,107)       (2,202)       (7,551)
                                                         --------      --------      --------      --------      --------
                                                           18,723        23,944        25,295        29,933        97,895
                                                         --------      --------      --------      --------      --------

   Financial Services:
     Academic Management Services Corp. ............        4,098         4,337        (1,764)          299         6,970
     Losses in  Healthaxis, Inc. investment ........         (174)       (7,925)         (796)         (744)       (9,639)
                                                         --------      --------      --------      --------      --------
                                                            3,924        (3,588)       (2,560)         (445)       (2,669)
                                                         --------      --------      --------      --------      --------

   Other Key Factors:
     Investment income on equity, realized gains and
        losses, general corporate expenses and other
        (including interest expense on non-student
        loan indebtedness) .........................         (336)       (3,754)          957           398        (2,735)
     Variable stock-based compensation expense .....       (4,511)       (6,805)       (4,496)       (2,245)      (18,057)
                                                         --------      --------      --------      --------      --------
                                                           (4,847)      (10,559)       (3,539)       (1,847)      (20,792)
                                                         --------      --------      --------      --------      --------

Total income from continuing operations before
   federal income taxes ............................     $ 17,800      $  9,797      $ 19,196      $ 27,641      $ 74,434
                                                         ========      ========      ========      ========      ========

NOTE N - SUBSEQUENT EVENT

    On May 6, 2003, the Company completed the purchase of 207,104 shares of UICI common stock from Gregory T. Mutz, President and Chief Executive Officer of the Company. The shares were purchased for a total purchase price of $2.8 million, or $13.67 per share, which was the closing price of UICI shares on the New York Stock Exchange on May 5, 2003. Part of the proceeds from the sale was used to retire indebtedness owing by Mr. Mutz to the Company in the amount of $1.3 million, which indebtedness had initially been incurred by Mr. Mutz in 1998-99 to acquire shares of UICI stock pursuant to the Company's Executive Stock Purchase Program.

    In a separate transaction, on May 8, 2003, Mr. Mutz sold 265,507 shares of UICI common stock to Ronald L. Jensen (Chairman of the Company). All of the proceeds of such sale were used by Mr. Mutz to pay in full indebtedness owing to Mr. Jensen, which indebtedness had initially been incurred to acquire shares of UICI stock in 1998.

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

    Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt, variable stock-based compensation and the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002.

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

     In accordance with Section 906 of the Act, and in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report"), each of Gregory T. Mutz (President and Chief Executive Officer of UICI) and Mark D. Hauptman (Vice President and Chief Financial Officer of UICI) has also submitted to the SEC a statement certifying, to his knowledge, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

RESULTS OF OPERATIONS

    As discussed above (see "Introduction"), effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. All business segment results for all periods presented have been restated to reflect such allocation of these expenses.

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below.

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ------------------------
                                                                            2003           2002
                                                                         ---------      ---------
                                                                             (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division .................................     $ 308,610      $ 219,778
     Group Insurance Division ......................................        83,494         41,645
     Life Insurance Division .......................................        16,036         19,920
     Senior Market Division ........................................           793            437
                                                                         ---------      ---------
                                                                           408,933        281,780

   Financial Services:
     Academic Management Services Corp. ............................        22,078         26,475
                                                                         ---------      ---------

   Other Key Factors ...............................................         3,427          4,217
   Intersegment Eliminations .......................................          (461)          (137)
                                                                         ---------      ---------
Total revenues from continuing operations ..........................     $ 433,977      $ 312,335
                                                                         =========      =========

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ----------------------
                                                                            2003          2002
                                                                          --------      --------
                                                                             (IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
   Insurance:
     Self Employed Agency Division ..................................     $ 23,794      $ 15,748
     Group Insurance Division .......................................        5,083         1,747
     Life Insurance Division ........................................        1,827         2,615
     Senior Market Division .........................................       (1,761)       (1,387)
                                                                          --------      --------
                                                                            28,943        18,723
                                                                          --------      --------

   Financial Services:
     Academic Management Services  Corp. ............................        1,516         4,098
     Losses in  Healthaxis, Inc. investment .........................         (644)         (174)
                                                                          --------      --------
                                                                               872         3,924
                                                                          --------      --------
   Other Key Factors:
     Investment income on equity, realized gains and
       losses, general corporate expenses and other
       (including interest expense on non-student
       loan indebtedness) ...........................................       (1,201)         (336)
     Variable stock-based compensation (expense) benefit ............        2,137        (4,511)
                                                                          --------      --------
                                                                               936        (4,847)
                                                                          --------      --------
Total income from continuing operations before federal
income taxes ........................................................     $ 30,751      $ 17,800
                                                                          ========      ========


Three Months ended March 31, 2003 compared to Three Months ended March 31, 2002

    The Company reported first quarter 2003 revenues and income from continuing operations in the amount of $434.0 million ($0.42 per diluted share), compared to revenues and income from continuing operations of $312.3 million ($0.25 per diluted share), in the first quarter of 2002.

    Overall, for the three months ended March 31, 2003, the Company reported net income in the amount of $21.1 million ($0.44 per diluted share), compared to net income of $7.0 million ($0.14 per diluted share) in the corresponding 2002 period. Overall results in the three months ended March 31, 2002 included a goodwill impairment charge in the amount of $(5.1) million (net of tax) ($(0.11) per diluted share), which has been reflected as a cumulative effect of a change in accounting principle in accordance with recently adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets.

     The Company's first quarter 2003 results were highlighted by the strong performance of its Self Employed Agency Division, which enjoyed significant continued period-over-period growth in both revenue and operating income. Earned premium revenue at the Self Employed Agency Division increased to $281.4 million in the first quarter of 2003 from $196.1 million in the first quarter of 2002 (a 43% increase), and operating income at the Self Employed Agency Division increased to $23.8 million in the first quarter of 2003 from $15.7 million in the first quarter of 2002 (a 51% increase). The Self Employed Agency Division's first quarter 2003 results included pre-tax income in the amount of $4.8 million associated with the release of reserves resulting from an adjustment to the Company's reserve methodology and certain changes in accounting estimates. See discussion below under the caption "Other Matters - - Self Employed Agency Division - - Reserve Adjustments ".

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

    Set forth below is a discussion of results by business segment in the three-month period ended March 31, 2003:

Self-Employed Agency Division

     Operating income at UICI's Self Employed Agency ("SEA") Division increased by 51% to $23.8 million in the three months ended March 31, 2003 from $15.7 million in the corresponding period of 2002. In the 2003 period, SEA continued to experience increases in submitted annualized premium volume ($247.4 million in the three months ended March 31, 2003 compared to $227.2 million in 2002). Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents in such period for underwriting by the Company. Earned premium revenue at the SEA Division increased from $196.1 million in the first quarter of 2002 to $281.4 million in the first quarter of 2003 (a 43% increase).

     Effective January 1, 2003, the Company's SEA Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. The net reduction in reserves of $4.8 million consisted of a $12.3 million reduction in the claim reserves associated with the Company's decision to change to a "modified incurred date" coding method to establish incurred dates under the developmental method for establishing claims reserves; a further reduction of the claim reserve in the amount of $5.4 million resulting from changes in accounting estimates, consisting primarily of a change in estimate of the reserve for excess pending claims; and an increase in reserves in the amount of $12.9 million associated with the changes in the Company's reserving methodology for certain health policies issued with a "return-of-premium" (ROP) rider. See discussion below under the caption "Other Matters - - Self Employed Agency Division - - Reserve Adjustments ".

     Operating income as a percentage of earned premium revenue in the three months ended March 31, 2003 was 8.5% compared to 8.0% in the corresponding period of the prior year. Excluding the effects of the changes in reserves referenced above, operating income as a percentage of earned premium revenue in the three months ended March 31, 2003 was 6.7% compared to 8.0% in the corresponding period of the prior year. The decrease in operating margin (excluding the effects of the changes in reserves referenced above) was attributable primarily to a modest increase in the loss ratio associated with SEA's health insurance products.

Group Insurance Division

     The Company's Group Insurance Division reported operating income of $5.1 million for the three months ended March 31, 2003 compared to operating income of $1.7 million in the comparable period of 2002. These increases were primarily attributable to the incremental operating income associated with the Company's STAR HRG unit, which was acquired by the Company on February 28, 2002, and an increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium at the Company's Student Insurance Division.

Life Insurance Division

     For the three months ended March 31, 2003, the Company's Life Insurance Division (which includes the results of the Company's OKC life insurance operations and its College Fund Life Division) reported operating income of $1.8 million compared to operating income of $2.6 million in the corresponding period in 2002. The decrease in operating income in the three months ended March 31, 2003 compared to 2002 reflects the disappointing performance of the closed blocks of life business, increased marketing and other expenses associated with bringing the Company's new life insurance products to market and costs associated with the closedown of its College Fund Life Division program.

    The Company has determined that, effective May 31, 2003, it will no longer issue new life insurance policies under the College Fund Life Division program and that, effective June 30, 2003, it will cease all operations at the Company's Norcross, Georgia facility. In connection with such closedown, the Company currently estimates that it will incur additional exit costs (consisting primarily of employee severance, relocation expenses and lease termination and other costs) in the amount of approximately $800,000, which costs will be expensed as incurred over the period ending June 30, 2003 in accordance with Financial Accounting Standards Board ("FASB") Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Senior Market Division

    The Company's Senior Market Division generated revenues of $793,000 and $437,000 for the three months ended March 1, 2003 and 2002, respectively. The Senior Market Division generated operating losses of $(1.8) million and $(1.4) million in 2003 and 2002, respectively. The Company currently anticipates that its Senior Market Division will continue to generate operating losses throughout the balance of 2003.

    In 2001 the Company entered into an agreement with an unaffiliated third party to serve as administrator for the Company's senior age insurance products, in which capacity the third party underwrote, billed, provided customer service and administered claims for all long-term care and Medicare supplement insurance products to be sold by the Company's two principal insurance subsidiaries. This third party arrangement will effectively terminate in the second quarter of 2003. In March 2003, the Company brought in house all underwriting, billing, customer service and claims administration functions for all new long term care applications submitted. Conversion of in-force long-term care and Medicare supplement business will occur in the second quarter of 2003. Medicare supplement sales were suspended in February 2003 until the conversion of administrative functions to the Company's administration center is complete.

    Senior market products are distributed through independent agents affiliated with Guaranty Senior Assurance (a division of MEGA) and through independent agents affiliated with SeniorsFirst LLC, an agency in which the Company holds a 50% ownership interest. The Company acquired its 50% interest in SeniorsFirst LLC on January 17, 2002 for a cash purchase price of $8.0 million.

Academic Management Services Corp. ("AMS")

    For the three months ended March 31, 2003, UICI's AMS unit reported operating income of $1.5 million compared to operating income of $4.1 million in the year-earlier period. The decrease in operating income for the three months ended March 31, 2003 resulted primarily from decreased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans).

     During the first quarter of 2002, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. Reflecting this downward adjustment on July 1, 2002 to the floor rate on loans made under the federal FFELP student loan program, AMS' student loan spread income declined significantly from $7.9 million in the three months ended March 31, 2002 to $5.6 million in the three months ended March 31, 2003.

     AMS' tuition payment programs generated fee income in the quarter ended March 31, 2003 in the amount of $2.9 million, compared to fee income in the year earlier quarter of $2.7 million. This modest increase in fee income was offset by a 21.2% decrease in investment income on trust funds held in connection with tuition payment programs ($814,000 in the first quarter of 2003 compared to $1.0 million in the first quarter of 2002) as a result of lower prevailing market interest rates (despite a 25.6% increase in the average trust fund balance.)

     As a result of the variability of student loan spread income, AMS may continue to rely on gains from timely sales of student loans to remain profitable during certain periods. AMS generated gains on sales of student loans in the amount of $1.2 million in the three months ended March 31, 2003, compared to gains of $1.1 million in the comparable 2002 period. In the three months ended March 31, 2003, AMS sold $68.1 million principal amount of student loans compared to sales of $58.1 million principal amount of student loans in the comparable 2002 period.

Investment in Healthaxis, Inc.

    At March 31, 2003, the Company held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com).

    During the three months ended March 31, 2003, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill and excluding gain on extinguishment of debt) was $(644,000) compared to its reported share of operating losses of $(174,000), in the three months ended March 31, 2002.

    The Company's carrying value of its investment in HAI was $4.3 million and $4.9 million at March 31, 2003 and December 31, 2002.

Other Key Factors

     The Other Key Factors segment includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company's AMLI Realty Co. subsidiary, certain general expenses relating to corporate operations, minority interest, interest expense on corporate debt, variable stock-based compensation, and the results of the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002. Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. All business segment results for all periods presented have been restated to reflect the allocation of these expenses to the Company's operating business segments.

     For the three months ended March 31, 2003, Other Key Factors reported an operating loss of $(1.2) million, compared to an operating loss of $(336,000) in 2002. The increase in the operating loss in the Other Key Factors category in 2003 as compared to 2002 was mainly attributable to a $782,000 decrease in 2003 in unallocated investment income due to the continued unfavorable interest rate environment in 2003.

Variable Stock-Based Compensation

    The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance and SeniorsFirst. The Company's agent stock accumulation plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. In connection with these plans, the Company has recognized and will continue to recognize non-cash variable stock-based compensation benefit (expense) in amounts that depend and fluctuate based upon the market performance of the Company's common stock. See Note L of Notes to Consolidated Condensed Financial Statements.

     In the first quarter of 2003, the Company recognized a non-cash benefit in the amount of $2.1 million, associated with its agent stock accumulation plans. The benefit was primarily attributable to the lower UICI share price in the first quarter of 2003 compared to the share price in the comparable quarter in 2002. During the first quarter of 2002, the Company recognized non-cash variable stock-based expense in the amount of $(4.5) million, of which $(1.8) million was attributable to the Company's stock accumulation plans established for the benefit of its independent agents, $(2.0) million was attributable to the employee stock ownership plan (ESOP) feature of the UICI Employee Stock Ownership and Savings Plan and $(721,000) was attributable to other stock-based compensation plans.

     The accounting treatment of the Company's agent plans is expected to continue to result in unpredictable non-cash stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company's results of operations. Unvested benefits under the agent plans vest in January of each year; accordingly, in periods of general appreciation in the quoted price of UICI common stock, the Company's cumulative liability, and corresponding charge to income, for unvested stock-based compensation is expected to be greater in each successive quarter during any given year.

Discontinued Operations

     The Company's results in the three months ended March 31, 2003 included income from discontinued operations (consisting of the Company's former sub-prime credit card unit and the Special Risk Division) in the amount of $1.1 million, net of tax. For the three months ended March 31, 2002, the Company's results from discontinued operations reflected income in the amount of $67,000, net of tax, from the Company's UICI Administrators, Inc. unit (sold January 17,
2002).

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

     For the three months ended March 31, 2003, the Company's United CreditServ reported income (net of tax) in the amount of $3.5 million, which income has been reflected in results from discontinued operations. United CreditServ's results reflect a $5.3 million release of reserves resulting from the Company's pending settlement of related credit card litigation matters.

     For the three months ended March 31, 2003, the Company's Special Risk Division reported a loss (net of tax) in the amount of $2.3 million, which reflected a $3.6 million reserve charge resulting from a reassessment and strengthening of claims reserves. The Company experienced deterioration in one of its specialty blocks. In 2003 the Company will continue the wind-down of its former Special Risk Division.

OTHER MATTERS - - SELF EMPLOYED AGENCY DIVISION - - RESERVE ADJUSTMENTS

     Effective January 1, 2003, the Company's SEA Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made by the Company.

Claim Reserve Changes

     The SEA Division utilizes the developmental method to estimate claim reserves. Under the developmental method, completion factors are applied to paid claims in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the "incurred dates" of the paid claims. Prior to January 1, 2003, the Company utilized the "original incurred date" coding method to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding method, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.

     Effective January 1, 2003, the Company has determined to utilize a "modified incurred date" coding method to establish incurred dates under the developmental method. Under this modified incurred date coding method, a break in service of more than six months will result in the establishment of a new "incurred date" for subsequent services. In addition, under the modified incurred date coding method, prior to the end of the period in which a health policy claim is made, the Company estimates and records a liability for the cost of medical services to be rendered to the insured for at most the succeeding three years following the date the policy claim is initially made. If in fact a particular claim extends past the three year period following the date the policy claim is initially made, an incurred date more recent than the original incurred date is utilized in future reserve calculations. The Company believes that this modified incurred date coding method will provide for a more direct and accurate reflection of actual experience in the pricing of the Company's insurance products. This change in methodology resulted in a reduction in the claim reserves of $12.3 million during the first quarter of 2003.

Changes in Estimate

     Several changes in accounting estimate resulted in a further reduction of the claim reserve in the amount of $5.4 million during the first quarter of 2003. This reduction in the claim reserve was attributable primarily to the effects of a change in estimate of the reserve for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development reserve. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of reserves for pending claims. The release of a portion of the excess pending claims reserve reflects the additional pending claims included in the completion factors.

ROP Reserve Changes

     The Company has issued certain health policies with a "return-of-premium"
(ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Historically, the Company has established a reserve for future ROP benefits, which reserve has been calculated by applying factors (based on 2 year preliminary term, a 5% interest assumption, 1958 CSO mortality termination assumption, and level future gross premiums) to the current premium on a contract-by-contract basis. A claims offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies. The ROP reserve is reflected in future policy and contract benefits on the Company's consolidated balance sheet.

     The Company records an ROP reserve to fund longer-term obligations associated with the ROP rider. This reserve is impacted both by the techniques utilized to calculate the reserve and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company has previously utilized a simplified reserving methodology that it believed generated an appropriate ROP reserve in the aggregate. However, the Company recently reviewed its ROP reserving methodology in order to determine if refinements to the methodology were appropriate. As a result of such review, effective January 1, 2003, the ROP reserving methodology was refined to utilize new factors (based on a net level premium basis, 4.5% interest, 1958 CSO mortality, and, where appropriate, 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis. The claim offset is now applied on all material blocks of policies with ROP riders. As a result of these changes, the ROP reserve for the Company increased by $12.9 million during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the three-month period ended March 31, 2003, net cash provided by operations totaled approximately $38.2 million compared to net cash provided by operations of $42.1 million for the three-month period ended March 31, 2002.

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

     At March 31, 2003 and December 31, 2002, UICI at the holding company level held cash and cash equivalents in the amount of $23.7 million and $22.4 million, respectively, and had short and long-term indebtedness outstanding in the amount of $7.9 million at both dates. The Company currently estimates that, through December 31, 2003, the holding company will have operating cash requirements in the amount of approximately $34.3 million. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, cash received from interest income, dividends to be paid from domestic and offshore insurance companies and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses).

STOCK REPURCHASE PLAN

     In November 1998, the Company's Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's Common Stock. The shares were authorized to be purchased from time to time on the open market or in private transactions. As of December 31, 2000, the Company had repurchased 198,000 shares pursuant to such authorization, all of which were purchased in 1999. At its regular meeting held on February 28, 2001, the Board of Directors of the Company reconfirmed the Company's 1998 share repurchase program. Following reconfirmation of the program the Company had purchased an additional
3.3 million shares pursuant to the program (with the most recent purchase made on March 12, 2003) at an aggregate cost of $43.2 million, or $12.98 per share. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company's evaluation of its financial resources at the time of purchase.

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

     Effective January 1, 2003, the Company's SEA Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income in the amount of $4.8 million in the first quarter of 2003. See discussion above under the caption "Other Matters - - Self Employed Agency Division - - Reserve Adjustments ".

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

     In December 2000, HHS issued final regulations regarding the privacy of individually-identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules, the Company is required to (a) comply with a variety of requirements concerning its use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. The Company believes that it was in material compliance with the privacy requirements imposed by HIPAA and the rules thereunder as of April 14, 2003, the date the rules became effective.

     Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation. Due to the complex and controversial nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect.

     In August 2000, HHS published for comment proposed rules related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The proposed rules would require these businesses to establish and maintain responsible and appropriate safeguards to ensure the integrity and confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, system controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. The final HIPAA security rules were issued by the HHS in February 2003, and the compliance date for HIPAA covered entities is April 21, 2005.

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

     Recent articles in the popular press have been critical of association group coverage. In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to several lawsuits challenging the nature of the relationship between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. See Note I of Notes to Consolidated Financial Statements. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

     Profitability of the student loans is affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate, while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $176 million principal amount of PLUS loans outstanding at March 31, 2003. The fixed yield on PLUS loans was 8.99% and 6.79% for the twelve months ended June 30, 2001 and 2002, respectively, and was reset to 4.86% for the twelve months beginning July 1, 2002. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2002, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note I of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

    During the three months ended March 31, 2003, the Company issued 61,182 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

        1.   Current Report on Form 8-K dated February 6, 2003
        2.   Current Report on Form 8-K dated March 3, 2003
        3.   Current Report on Form 8-K dated April 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UICI
                                 ------------
                                 (Registrant)


Date:  May 9, 2003               /s/ Gregory T. Mutz
                                 ----------------------------------------
                                 Gregory T. Mutz, President,
                                 Chief Executive Officer and Director




Date:  May 9, 2003               /s/Mark D. Hauptman
                                 ----------------------------------------
                                 Mark D. Hauptman, Vice President, Chief
                                 Accounting Officer and Chief Financial Officer

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


Date: May 9, 2003

                                         /S/  GREGORY T. MUTZ
                                 ----------------------------------------
                                 Gregory T. Mutz
                                 President and Chief Executive Officer
                                 UICI

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


Date: May 9, 2003

                                        /S/  MARK D. HAUPTMAN
                                 ----------------------------------------
                                 Mark D. Hauptman
                                 Vice President, Chief Accounting Officer
                                 and Chief Financial Officer
                                 UICI