Form 10-Q
period 2003-06-30
UICI
filed 2003-08-19
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------
                          COMMISSION FILE NO. 001-14953

                                 ---------------

                                      UICI
             (Exact name of registrant as specified in its charter)

                      Delaware                                 75-2044750
                 ------------------                            ----------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)


9151 Grapevine Highway, North Richland Hills, Texas              76180
---------------------------------------------------              -----
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
                                             -----    -----

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                -----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,409,282 shares as of August 13, 2003.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                             PAGE
                                                                                                             ----
    PART I.        FINANCIAL INFORMATION

    Item 1.        Financial Statements

                   Consolidated condensed balance sheets-June 30, 2003 (unaudited) and
                   December 31, 2002....................................................................        3

                   Consolidated condensed statements of income  (unaudited) - Three months ended June
                   30, 2003 and 2002 and six months ended June 30, 2003 and 2002........................        4

                   Consolidated statements of comprehensive income  (unaudited) - Three months ended
                   June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002...................        5

                   Consolidated condensed statements of cash flows (unaudited) - Six months
                   ended June 30, 2003 and 2002.........................................................        6

                   Notes to consolidated condensed financial statements (unaudited) - June 30, 2003.....        7

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                   of Operations........................................................................       25

    Item 3.        Quantitative and Qualitative Disclosures about Market Risk...........................       39

    Item 4.        Controls and Procedures..............................................................       39

    PART II.       OTHER INFORMATION

    Item 1.        Legal Proceedings....................................................................       40

    Item 2.        Changes in Securities and Use of Proceeds............................................       40

    Item 4.        Submission of Matters to a Vote of Security Holders..................................       40

    Item 6.        Exhibits and Reports on Form 8-K.....................................................       41

    SIGNATURES........................................................................................         42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    JUNE 30,        DECEMBER 31,
                                                                      2003              2002
                                                                  ------------      ------------
                                                                   (UNAUDITED)
                             ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2003--$1,148,940; 2002--$1,051,710) .......................  $  1,211,631      $  1,088,126
     Equity securities, at fair value (cost:
     2003--$40,550; 2002--$52,526) .............................        76,524            81,240
  Mortgage and collateral loans ................................         6,283             7,322
  Policy loans .................................................        18,530            19,191
  Investment in Healthaxis, Inc. ...............................         3,873             4,929
  Short-term investments .......................................       120,995           138,854
                                                                  ------------      ------------
         Total Investments .....................................     1,437,836         1,339,662
Cash ...........................................................        41,058            54,916
Student loans ..................................................     1,496,766         1,430,989
Restricted cash ................................................       468,092           410,184
Reinsurance receivables ........................................        54,227            59,155
Due premiums and other receivables .............................        51,711            60,481
Investment income due and accrued ..............................        63,523            59,127
Federal income tax assets ......................................            --             5,881
Deferred acquisition costs .....................................        83,363            89,310
Goodwill and other intangible assets ...........................       118,902           103,507
Property and equipment, net ....................................        85,791            90,857
Other assets ...................................................        18,740            17,435
                                                                  ------------      ------------
                                                                  $  3,920,009      $  3,721,504
                                                                  ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits ..........................  $    433,610      $    423,218
  Claims .......................................................       502,708           466,295
  Unearned premiums ............................................       101,491           121,750
  Other policy liabilities .....................................        17,244            17,706
Accounts payable ...............................................        32,439            34,992
Other liabilities ..............................................       100,491           135,189
Collections payable ............................................       178,495           155,908
Federal income tax liabilities .................................         5,331                --
Debt ...........................................................         5,451             9,547
Student loan credit facilities .................................     1,871,856         1,752,602
Net liabilities of discontinued operations, including reserve
   for losses on disposal ......................................        28,087            19,247
                                                                  ------------      ------------
                                                                     3,277,203         3,136,454
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share ...................            --                --
  Common stock, par value $0.01 per share ......................           516               509
  Additional paid-in capital ...................................       254,131           236,082
  Accumulated other comprehensive income .......................        64,133            42,337
  Retained earnings ............................................       391,920           364,032
  Treasury stock, at cost ......................................       (67,894)          (57,910)
                                                                  ------------      ------------
                                                                       642,806           585,050
                                                                  ------------      ------------
                                                                  $  3,920,009      $  3,721,504
                                                                  ============      ============

NOTE: The balance sheet data as of December 31, 2002 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                          JUNE 30,                 JUNE 30,
                                                                                  -----------------------   -----------------------
                                                                                     2003         2002         2003         2002
                                                                                  ----------   ----------   ----------   ----------
REVENUE
  Premiums:
     Health (includes amounts received from related parties of $2,664 and $3,411 for the three months ended June 30, 2003 and 2002, respectively, and $5,320 and $6,306 for the six months ended June
       30, 2003 and 2002, respectively) ........................................  $  377,749   $  279,612   $  739,912   $  519,612
     Life premiums and other considerations ....................................       8,467        7,719       16,038       15,473
                                                                                  ----------   ----------   ----------   ----------
                                                                                     386,216      287,331      755,950      535,085
  Investment income ............................................................      19,155       20,973       39,740       40,802
  Other interest income (includes amounts received from related parties of $4 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $5 and $1 for the six months ended June 30, 2003 and
    2002, respectively) ........................................................      14,316       18,520       28,351       36,681
  Other income (includes amounts received from related parties of $1,538 and $2,414 for the three months ended June 30, 2003 and 2002, respectively and $2,708 and $5,317 for the six months ended June 30,
   2003 and 2002, respectively) ................................................      31,467       30,464       60,878       57,355
  Gains (losses) on investments ................................................         198       (5,095)        (187)      (5,833)
                                                                                  ----------   ----------   ----------   ----------
                                                                                     451,352      352,193      884,732      664,090
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses ....................................     246,343      185,313      484,433      346,130
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $3,148 and $7,509 for the three months ended June
    30, 2003 and 2002, respectively and $5,652 and $14,373 for the six months
    ended June 30, 2003 and 2002, respectively) ................................     139,828      100,084      261,867      182,390
  Variable stock-based compensation expense (benefit) ..........................       1,685        6,771         (452)      11,282
  Other expenses (includes amounts paid to related parties of $213 and $997 for the three months ended June 30, 2003 and 2002, respectively, and $475 and $2,131 for the six months ended June 30, 2003 and 2002,
    respectively) ..............................................................      28,539       25,517       57,318       54,659
  Depreciation (includes expense on assets purchased from related parties of $679 and $436 for the three months ended June 30, 2003 and 2002, respectively, and $1,185 and $822 for the six months ended June 30, 2003
    and 2002, respectively) ....................................................       5,000        4,291        9,278        8,950
  Interest expense .............................................................         172          479          467        1,127
  Interest expense--student loan credit facilities .............................       9,133       10,127       17,994       20,580
  Losses in Healthaxis, Inc. investment ........................................         301        7,925          945        8,099
                                                                                  ----------   ----------   ----------   ----------
                                                                                     431,001      340,507      831,850      633,217
                                                                                  ----------   ----------   ----------   ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
   FEDERAL INCOME TAXES ........................................................      20,351       11,686       52,882       30,873
  Federal income taxes .........................................................       7,109        4,771       18,494       11,000
                                                                                  ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS ..............................................      13,242        6,915       34,388       19,873

DISCONTINUED OPERATIONS
  Loss from operations (net of income tax benefit of $3,478 and $661 for the three months ended June 30, 2003 and 2002, respectively, and
    $3,501 and $2,112 for the six months ended June 30, 2003 and 2002,
    respectively) ..............................................................      (6,457)      (1,229)      (6,500)      (2,064)
                                                                                  ----------   ----------   ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........................       6,785        5,686       27,888       17,809
  Cumulative effect of accounting change (net of income tax benefit of $-0-
    and $1,742 for the six months ended June 30, 2003 and 2002,
    respectively) ..............................................................          --           --           --       (5,144)
                                                                                  ----------   ----------   ----------   ----------
NET INCOME .....................................................................  $    6,785   $    5,686   $   27,888   $   12,665
                                                                                  ==========   ==========   ==========   ==========

Earnings per share:
  Basic earnings
     Income from continuing operations .........................................  $     0.29   $     0.15   $     0.74   $     0.42
     Loss from discontinued operations .........................................       (0.14)       (0.03)       (0.14)       (0.04)
                                                                                  ----------   ----------   ----------   ----------
     Income before cumulative effect of accounting change ......................        0.15         0.12         0.60         0.38
     Cumulative effect of accounting change ....................................          --           --           --        (0.11)
                                                                                  ----------   ----------   ----------   ----------
     Net income ................................................................  $     0.15   $     0.12   $     0.60   $     0.27
                                                                                  ==========   ==========   ==========   ==========
  Diluted earnings
     Income from continuing operations .........................................  $     0.28   $     0.14   $     0.72   $     0.41
     Loss from discontinued operations .........................................       (0.14)       (0.02)       (0.14)       (0.04)
                                                                                  ----------   ----------   ----------   ----------
     Income before cumulative effect of accounting change ......................        0.14         0.12         0.58         0.37
     Cumulative effect of accounting change ....................................          --           --           --        (0.11)
                                                                                  ----------   ----------   ----------   ----------
     Net income ................................................................  $     0.14   $     0.12   $     0.58   $     0.26
                                                                                  ==========   ==========   ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                    ------------------------    ------------------------
                                                                       2003          2002          2003          2002
                                                                    ----------    ----------    ----------    ----------
Net income ......................................................   $    6,785    $    5,686    $   27,888    $   12,665

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period .............       30,143        23,626        34,139        13,477
     Reclassification adjustment for gains (losses)
       included in net income ...................................          160        (6,569)         (606)       (7,371)
                                                                    ----------    ----------    ----------    ----------
           Other comprehensive income before tax ................       30,303        17,057        33,533         6,106
     Income tax provision related to items of
       other comprehensive income ...............................      (10,606)       (5,967)      (11,737)       (2,134)
                                                                    ----------    ----------    ----------    ----------
           Other comprehensive income net of tax provision ......       19,697        11,090        21,796         3,972
                                                                    ----------    ----------    ----------    ----------
Comprehensive income ............................................   $   26,482    $   16,776    $   49,684    $   16,637
                                                                    ==========    ==========    ==========    ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ------------------------
                                                                               2003          2002
                                                                            ----------    ----------
OPERATING ACTIVITIES
   Net income ...........................................................   $   27,888    $   12,665
   Adjustments to reconcile net income to
       cash provided by operating activities:
     Increase in policy liabilities .....................................       31,960        24,641
     (Decrease) increase in other liabilities and accrued expenses ......      (17,506)        1,443
     Decrease (increase) in income taxes ................................         (536)        3,640
     Decrease (increase) in deferred acquisition costs ..................        6,254        (5,318)
     Increase in accrued investment income ..............................       (4,396)       (4,337)
     Decrease in reinsurance and other receivables ......................        8,753        21,717
     Stock appreciation expense (benefit) ...............................         (452)       11,316
     Depreciation and amortization ......................................       18,175        16,909
     Increase in collections payable ....................................       22,587        32,834
     Operating loss of Healthaxis, Inc. .................................          945         1,599
     Losses on sale of investments ......................................          187         5,833
     Amounts charged to loss on disposal of discontinued operations .....       (5,460)       (1,913)
     Other items, net ...................................................         (821)       (1,780)
                                                                            ----------    ----------
         Cash Provided by Operating Activities ..........................       87,578       119,249
                                                                            ----------    ----------

INVESTING ACTIVITIES
   Increase in student loans ............................................      (66,291)     (119,419)
   Increase in other investments ........................................      (51,012)      (15,413)
   Increase in restricted cash ..........................................      (79,938)      (80,606)
   Decrease (increase) in agents' receivables ...........................        8,548       (11,558)
   Proceeds from sale of subsidiary net of cash disposal of $151 in
       2002 .............................................................           --         2,473
   Purchase of subsidiaries net of cash acquired of $2,599 in 2002 ......           --       (30,833)
   Increase in property and equipment ...................................      (20,559)      (15,548)
                                                                            ----------    ----------
         Cash Used in Investing Activities ..............................     (209,252)     (270,904)
                                                                            ----------    ----------

FINANCING ACTIVITIES
   Deposits from investment products ....................................        7,112         7,026
   Withdrawals from investment products .................................      (11,689)      (13,198)
   Proceeds from student loan borrowings ................................      642,267       654,741
   Repayment of student loan borrowings .................................     (523,013)     (505,148)
   Repayment of debt ....................................................       (4,096)      (11,765)
   Exercise of stock options ............................................        9,121         4,290
   Purchase of treasury shares ..........................................      (13,712)         (265)
   Repayment of Notes Receivable for stock sale .........................        1,582           202
   Other items, net .....................................................          244         2,142
                                                                            ----------    ----------
         Cash Provided by Financing Activities ..........................      107,816       138,025
                                                                            ----------    ----------

         Net Decrease in Cash ...........................................      (13,858)      (13,630)
         Cash and cash equivalents at Beginning of Period ...............       54,916        50,777
                                                                            ----------    ----------
         Cash and cash equivalents at End of Period .....................   $   41,058    $   37,147
                                                                            ==========    ==========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

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

Changes in Estimate

    Several changes in accounting estimates resulted in a further reduction of the claim reserve in the amount of $5.4 million during the first quarter of 2003. This reduction in the claim reserve was attributable primarily to the effects of a change in estimate of the reserve for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development reserve. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of reserves for pending claims. The release of a portion of the excess pending claims reserve reflects the additional pending claims included in the completion factors.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Effective January 1, 2003, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

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

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                   ------------------------    ------------------------
                                                                      2003          2002          2003          2002
                                                                   ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income, as reported ...................................   $    6,785    $    5,686    $   27,888    $   12,665
     Add stock-based employee compensation expense included
       in reported net income, net of tax ......................            1            10             2           111
     Deduct total stock-based employee compensation expense
       determined under fair-value-based method for all
       rewards, net of tax .....................................         (106)         (955)         (239)       (2,511)
                                                                   ----------    ----------    ----------    ----------
     Pro forma net income ...... ...............................   $    6,680    $    4,741    $   27,651    $   10,265
                                                                   ==========    ==========    ==========    ==========

     Earnings per share:
        Basic-as reported................................          $     0.15    $     0.12    $     0.60    $     0.27
                                                                   ==========    ==========    ==========    ==========
        Basic-pro forma..................................          $     0.14    $     0.10    $     0.59    $     0.22
                                                                   ==========    ==========    ==========    ==========

        Diluted-as reported..............................          $     0.14    $     0.12    $     0.58    $     0.26
                                                                   ==========    ==========    ==========    ==========
        Diluted-pro forma................................          $     0.14    $     0.10    $     0.58    $     0.21
                                                                   ==========    ==========    ==========    ==========


NOTE B - DISCONTINUED OPERATIONS

    The Company has reflected as discontinued operations for financial reporting purposes the results of its former sub-prime credit card business, its Special Risk Division operations, its UICI Administrators, Inc. unit, and, effective May 2003, its former Senior Market Division.

    In May 2003, the Company determined to exit the businesses of its Senior Market Division by sale or wind-down, and as a result the Company designated and has classified its Senior Market Division as a discontinued operation for financial reporting purposes. The Company's Senior Market Division formerly specialized in the development of long-term care and Medicare Supplement insurance products for the senior market.

    For the three and six months ended June 30, 2003, the Senior Market Division reported losses (net of tax) in the amount of $(7.4) million and $(8.5) million, respectively, compared to losses (net of tax) of $(1.2) million and $(2.1) million in the three and six months ended June 30, 2002, respectively. A significant portion of such losses in the three and six months ended June 30, 2003 was attributable to a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company's interest in Seniors First LLC, an agency through which the Company formerly marketed and distributed insurance products to the senior market.

NOTE C - INVESTMENT IN HEALTHAXIS, INC.

    At June 30, 2003, the Company held 23,699,904 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 44.2% of the issued and outstanding shares of HAI. Effective July 1, 2003, 2,682,798 HAI shares previously owned by the Company but held for the benefit of certain Healthaxis employees in the Healthaxis, Inc. Founders Plan Voting Trust reverted to the Company. Giving effect to such reversion, on July 1, 2003 the Company held 26,382,702 shares of HAI common stock, representing approximately 49.2% of the issued and outstanding shares of HAI.

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

    The Company has accounted for its investment in HAI utilizing the equity method and has recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). The Company's carrying value of its investment in HAI was $3.9 million and $4.9 million at June 30, 2003 and December 31, 2002, respectively.

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company adopted FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisitions of Academic Management Services Corp. and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

    Effective February 28, 2002, UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of STAR HRG measured over the three-month period ending May 31, 2003. During the three months ended June 30, 2003, the Company recorded on its consolidated balance sheet the additional consideration plus interest from date of acquisition through May 31, 2003 ($16.1 million) as goodwill and established a corresponding liability reflecting the obligation to pay the additional consideration (see Note G).

    As a result of certain events at Academic Management Services Corp. ("AMS") that occurred in July 2003, the Company reviewed for impairment the goodwill recorded in connection with the acquisition of AMS (see Note P - Subsequent Event).

    Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of June 30, 2003 and December 31, 2002:

                                                           JUNE 30, 2003
                                          ---------------------------------------------------
                                                           (IN THOUSANDS)
                                                        OTHER
                                                      INTANGIBLE    ACCUMULATED
                                          GOODWILL      ASSETS      AMORTIZATION       NET
                                          ---------   ----------    ------------    ---------
Self Employed Agency Division .........   $   9,405   $       --    $     (3,972)   $   5,433
Group Insurance Division ..............      33,640        8,858          (2,160)      40,338
Life Insurance Division ...............         552           --            (193)         359
Academic Management Services Corp. ....      85,382           --         (12,610)      72,772
                                          ---------   ----------    ------------    ---------
                                          $ 128,979   $    8,858    $    (18,935)   $ 118,902
                                          =========   ==========    ============    =========


                                                         DECEMBER 31, 2002
                                          ---------------------------------------------------
                                                           (IN THOUSANDS)
                                                        OTHER
                                                      INTANGIBLE    ACCUMULATED
                                          GOODWILL      ASSETS      AMORTIZATION       NET
                                          ---------   ----------    ------------    ---------
Self Employed Agency Division...........  $   9,405   $       --    $     (3,972)   $   5,433
Group Insurance Division................     17,513        8,858          (1,428)      24,943
Life Insurance Division.................        552           --            (193)         359
Academic Management Services Corp.......     85,382           --         (12,610)      72,772
                                          ---------   ----------    ------------    ---------
                                          $ 112,852   $    8,858    $    (18,203)   $ 103,507
                                          =========   ==========    ============    =========

    Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisition of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred by the Company as its "STAR HRG" unit) completed in the three months ended March 31, 2002. (See Note
G).

    Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

                               (IN
                            THOUSANDS)
                            ----------
Remainder of 2003.....      $      731
2004..................           1,270
2005..................           1,082
2006..................             948
2007..................             722
2008 and thereafter...           1,945
                            ----------
                            $    6,698
                            ==========

NOTE E - DEBT

    At June 30, 2003 and December 31, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $5.5 million and $9.5 million, respectively, of which $4.0 million and $7.9 million, respectively, constituted indebtedness of the holding company.

    On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At June 30, 2003, the Company had no borrowings outstanding under the facility.

    On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $4.0 million and $7.9 million at June 30, 2003 and December 31, 2002, respectively. The Company incurred $317,000 and $490,000 of interest expense on the notes in the six months ended June 30, 2003 and 2002, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

    AMS has a note payable in the outstanding principal amount of $1.5 million and $1.6 million at June 30, 2003 and December 31, 2002, respectively. The note bore interest at approximately 3.3% at June 30, 2003, matures on June 30, 2004, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS.

NOTE F - STUDENT LOAN CREDIT FACILITIES

    At June 30, 2003 and December 31, 2002, the Company, through its AMS subsidiary and its former College Fund Life Division, had outstanding an aggregate of $1,871.9 million and $1,752.6 million of indebtedness, respectively, under secured student loan credit facilities, of which $1,864.8 million and $1,726.1 million, respectively, were issued by special purpose entities ("Special Purpose Subsidiaries"). The accounts of all of the Company's Special Purpose Subsidiaries are included in the Company's Consolidated Financial Statements. At June 30, 2003 and December 31, 2002, indebtedness outstanding under secured student loan credit facilities (including indebtedness issued by Special Purpose Subsidiaries) was secured by federally guaranteed and alternative (i.e., non-federally guaranteed) student loans in the carrying amount of $1,464.1 million and $1,398.5 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $286.7 million and $222.5 million, respectively. All such indebtedness issued under secured student loan credit facilities is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company's consolidated balance sheet.

    In April 2003, AMS completed the sale to institutional investors of $366.7 million principal amount of student loan asset-backed notes issued by a Special Purpose Subsidiary of AMS, consisting of a series of senior notes in the aggregate principal amount of $330.0 million and a series of subordinated notes in the aggregate principal amount of $36.7 million. The notes are secured by a pledge of federally guaranteed student loans and alternative (i.e., non-federally guaranteed) student loans. As of August 18, 2003, the senior notes were rated AAA by Standard & Poor's and Fitch, Inc. and Aaa by Moody's Investor Service, and the subordinated notes were rated A by Standard & Poor's, A2 by Moody's Investor Service and A+ by Fitch, Inc. The final scheduled payment date of the senior and subordinated notes is May 2042. The notes are prepayable by the Special Purpose Subsidiary at any time and from time to time at 100% of the principal amount thereof. Interest on the senior notes is payable and reset every 28 days at a rate equal to the 90-day LIBOR plus 1.25%, and interest on the subordinated notes is payable and reset every 28 days at a rate equal to the 90-day LIBOR plus 2.25%.

    On July 21, 2003, UICI reported the discovery of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS. See Note P
- Subsequent Event.

NOTE G - ACQUISITIONS AND DISPOSALS

    Effective February 28, 2002, the Company acquired all of the outstanding capital stock of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "STAR HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the STAR HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly owned subsidiary of UICI. UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of STAR HRG measured over the three-month period ending May 31, 2003. During the three months ended June 30, 2003, the Company determined that the maximum additional contingent consideration in the amount of $15.0 million will be due based on the performance of STAR HRG in the three-month measurement period ended May 31, 2003. The contingent consideration is payable in October 2003, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing. The Company has not yet determined whether it will satisfy this obligation by the payment of cash or delivery of its 6.0% convertible subordinated notes. In connection with the acquisition, in the first quarter of 2002 the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million. During the three months ended June 30, 2003, the Company recorded on its consolidated balance sheet the additional consideration plus interest from date of acquisition through May 31, 2003 ($16.1 million) as goodwill and established a corresponding liability reflecting the obligation to pay the additional consideration.

NOTE H - INCOME TAXES

    The Company's effective tax rate on continuing operations for the three and six month periods ended June 30, 2003 was 34.9% and 35.0%, respectively, compared to 40.8% and 35.6%, respectively, in the corresponding 2002 periods. For the three months ended June 30, 2002, the Company's effective tax rate on continuing operations varied from the statutory rate of 35% primarily as a result of an increase in the non-deductible portion of the variable stock-based compensation expense.

NOTE I - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                        ------------------------    ------------------------
                                                           2003          2002          2003          2002
                                                        ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available
     to common shareholders .........................   $   13,242    $    6,915    $   34,388    $   19,873
  Loss from discontinued operations .................       (6,457)       (1,229)       (6,500)       (2,064)
                                                        ----------    ----------    ----------    ----------
  Income before cumulative effect of
     accounting change ..............................        6,785         5,686        27,888        17,809
  Cumulative effect of accounting change ............           --            --            --        (5,144)
                                                        ----------    ----------    ----------    ----------
  Net income ........................................   $    6,785    $    5,686    $   27,888    $   12,665
                                                        ==========    ==========    ==========    ==========
Weighted average shares outstanding
  -- basic earnings (loss) per share ................       46,630        47,623        46,533        47,242
Effect of dilutive securities:
Employee stock options and other shares .............        1,210         1,059         1,294         1,310
                                                        ----------    ----------    ----------    ----------
Weighted average shares outstanding-- dilutive
  earnings (loss) per share .........................       47,840        48,682        47,827        48,552
                                                        ==========    ==========    ==========    ==========
Basic earnings (loss) per share
  From continuing operations ........................   $     0.29    $     0.15    $     0.74    $     0.42
  From discontinued operations ......................        (0.14)        (0.03)        (0.14)        (0.04)
                                                        ----------    ----------    ----------    ----------
  Income before cumulative effect of
     accounting change ..............................         0.15          0.12          0.60          0.38
  Cumulative effect of accounting change ............           --            --            --         (0.11)
                                                        ----------    ----------    ----------    ----------
  Net income ........................................   $     0.15    $     0.12    $     0.60    $     0.27
                                                        ==========    ==========    ==========    ==========
Diluted earnings (loss) per share
  From continuing operations ........................   $     0.28    $     0.14    $     0.72    $     0.41
  From discontinued operations ......................        (0.14)        (0.02)        (0.14)        (0.04)
                                                        ----------    ----------    ----------    ----------
  Income before cumulative effect of
     accounting change ..............................         0.14          0.12          0.58          0.37
  Cumulative effect of accounting change ............           --            --            --         (0.11)
                                                        ----------    ----------    ----------    ----------
  Net income ........................................   $     0.14    $     0.12    $     0.58    $     0.26
                                                        ==========    ==========    ==========    ==========

NOTE J - LEGAL PROCEEDINGS

    The Company is a party to the following material legal proceedings:

SUN COMMUNICATIONS LITIGATION

    As previously disclosed, UICI and Ronald L. Jensen (the Company's Chairman) have been parties to litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) with a third party concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998. On May 13, 2003, the Company, Mr. Jensen and the plaintiffs reached agreement on a full and final settlement of the case on favorable terms, and the Court on June 13, 2003 entered an agreed order dismissing the case as to all parties with prejudice.

ACE/AFCA AND PHILIP A. GRAY LITIGATION

    As previously disclosed, the Company has been a party to a lawsuit (the "ACE/AFCA Litigation") (American Credit Educators, LLC and American Fair Credit Association, Inc. v. UICI and United Credit National Bank, pending in the United States District Court for the District of Colorado), which was initially filed as two separate lawsuits in February 2000 by American Credit Educators, LLC ("ACE") and American Fair Credit Association, Inc. ("AFCA"), organizations through which United CreditServ formerly marketed its credit card programs. In the ACE/AFCA Litigation, plaintiffs initially alleged, among other things, that UCNB breached its agreements with ACE and AFCA, sought injunctive relief and a declaratory judgment and claimed money damages in an indeterminate amount. ACE and AFCA are each controlled by Phillip A. Gray, the former head of UICI's credit card operations.

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

    On May 31, 2002, in an answer and third-party complaint Gray denied all allegations and asserted counterclaims against UICI and third-party claims against certain individuals, including Ronald L. Jensen (the Company's Chairman) and Gregory T. Mutz (the Company's former President and Chief Executive Officer), in which Gray has alleged, among other things, violations of Colorado securities laws, fraudulent misrepresentations, breach of fiduciary duty, unjust enrichment and negligent misrepresentations and has sought a declaratory judgment and an accounting. Certain third-party defendants have not yet been served.

    On December 11, 2002, UICI entered into a settlement agreement with ACE, AFCA and all other Gray-related parties. The settlement was contingent upon court approval of the settlement reached in the credit card marketing consumer actions (Dadra Mitchell, et al. v. American Fair Credit Association, Inc., et al., Mitchell v. Bank First, N.A., and Timothy M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al) that are pending against UICI and various of the Gray-related parties. All conditions to effectiveness of the settlement were satisfied on May 9, 2003. On May 28, 2003, the U.S. District Court for the District of Colorado issued a formal order of dismissal with prejudice in the ACE/AFCA Litigation and the Gray Litigation.

CREDIT CARD MARKETING CONSUMER LITIGATION

    As previously disclosed, the Company has been involved in three disputes (Dadra Mitchell v. American Fair Credit Association, United Membership Marketing Group, LLC and UICI; Dadra Mitchell v. BankFirst, N.A; and Timothy M. Roe v. Phillip A. Gray, American Fair Credit Association, Inc., UICI, UCNB, et al), all of which arise out of the marketing of the American Fair Credit Association credit card program prior to the termination of the Company's participation in the program in January 2000.

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

    On February 5, 2003, the California Superior Court for Alameda County in the Mitchell case entered a final order approving the settlement and dismissing the case. On February 28, 2003, the U.S. District Court for the Northern District of California in the Bankfirst case entered a final order approving the settlement and dismissing the case. Those orders became non-appealable on May 9, 2003, at which date, all conditions to effectiveness of the settlement were satisfied. On June 10, 2003, the U.S. District Court for the Northern District of Colorado entered an order dismissing with prejudice the Roe litigation.

    The terms of the settlement as contemplated by the Settlement and Release Agreement did not have a material adverse effect upon the financial condition or results of operations of the Company.

ASSOCIATION GROUP LITIGATION

    The health insurance products issued by the Company's insurance subsidiaries in the self-employed market are primarily issued to members of various independent membership associations that jointly market the products with the insurance subsidiaries. The associations provide their membership with a number of endorsed benefits and products, including the opportunity to apply for health insurance underwritten by the Company's health insurance subsidiaries. The Company and/or its insurance company subsidiaries have recently been named a party to several lawsuits challenging the nature of the relationship between the Company's insurance companies and the associations that have endorsed the insurance companies' health insurance products.

     The MEGA Life and Health Insurance Company (a wholly owned subsidiary of the Company) ("MEGA") is currently a defendant in six separate lawsuits in Mississippi (Herman Tomlin and Gary Harrison v. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi; Bailey et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi; Bishop v. John Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; Clark, et al. v. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi; and Webster, et al. v. The MEGA Life and Health Insurance Company, et al., filed on June 18, 2003 in the Circuit Court of the First Judicial District of Chickasaw County, Mississippi). Each of the Mississippi cases contains certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. Plaintiffs specifically allege, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that NASE is an independent entity; that in fact NASE and MEGA are "under common ownership and control;" that the benefits of NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship; and that the arrangement was intended to allow MEGA to eliminate insureds with health problems from its block of business by raising premiums. Plaintiffs demand punitive and economic damages in an indeterminate amount, including excess premiums, association dues and charges, administrative fees, and accrued interest.

     The Tomlin, Bailey, Pride, Bishop, Clark and Webster cases have been removed to the United States District Court for the Northern District of Mississippi. The plaintiffs in the Tomlin, Bailey, Pride and Bishop cases have moved to remand the matters to state court. MEGA was also named in two other lawsuits (Shelton v. Mills, et al. and McBrayer v. Fair, et al.) that were subsequently voluntarily dismissed by the plaintiffs with prejudice. MEGA has moved to dismiss the Tomlin, Bailey, Bishop and Pride cases, but has not answered or otherwise responded in the Clark and Webster cases. No discovery has been undertaken in any of the cases.

     As previously disclosed, UICI and Mid-West National Life Insurance Company of Tennessee (a wholly owned subsidiary of the Company) ("Mid-West") have been named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff has alleged, among other things, that defendants have engaged in illegal marketing practices in connection with the sale of health insurance. The plaintiff has asserted several causes of action, including breach of contract, violation of California Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003 The Correa case was removed to the United States District Court for the Central District of California. The Company moved to dismiss the case on August 5, 2003.

     As previously disclosed, UICI and MEGA have been named defendants in a purported class action suit filed on April 22, 2003 (Garcia v. UICI, et al.) in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135. The Garcia case was removed on July 18, 2003 to the United States District Court for the Southern District of Texas, McAllen Division. Plaintiff, on behalf of himself and a purported class of similarly situated individuals, has asserted, among other things, that MEGA, NASE Group Trust and NASE are under common control and ownership and operate as a "unified business arrangement" which is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs have alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further allege conversion and breach of contract, for which they have asked for a return of all association dues and administrative fees collected by the defendants. MEGA, UICI, and NASE responded to initial written discovery requests. Neither UICI nor MEGA has answered or otherwise responded in the case.

     UICI, MEGA, and Mid-West were named as defendants in an action filed on April 22, 2003 (Sandra Lacy v. The MEGA Life and Health Insurance Company, et al.) in Superior Court of California, County of Alameda, Case No. RG03-092881. The Lacy case was removed on June 18, 2003 to the United States District Court for the Northern District of California. Plaintiff, purportedly on behalf of the "general public," has alleged that all of the defendants are under common control and operate as a unified business arrangement established for the purpose of, among other things, generating profits through association dues and bypassing and circumventing more stringent state insurance regulations applicable to other California insurance companies. Plaintiff has further alleged that defendants have knowingly and intentionally failed to disclose the common ownership and control of the defendant group, the amount and character of association dues administrative fees and other costs of obtaining insurance from

MEGA and Mid-West and that initial premium rates are below the amount actuarially calculated for the purpose of inducing purchases of MEGA and Mid-West policies. Plaintiffs assert that defendants' actions constitute a violation of California Business and Professions Code Section 17200, for which plaintiff is entitled to injunctive, disgorgement, and monetary relief in an unspecified amount. The Company moved to dismiss the case on July 15, 2003.

     UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Mark and Misty Startup v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476). The Startup matter was removed on July 18, 2003 to the United States District Court for the Central District of California. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between Alliance and Mid-West constitutes an illegal marketing "scheme" and asserted several causes of action, including breach of contract, violation of California Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     UICI and MEGA were named as defendants in a lawsuit filed on May 2, 2003 (Lloyd H. Grigsby and Frances R. Grigsby v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Oklahoma County, Oklahoma, Case No. CJ-2003-3759. The Grigsby case was removed on June 4, 2003, to the United States District Court for the Western District of Oklahoma. Plaintiffs allege that the defendants defrauded them into purchasing a health insurance policy and an association membership and that MEGA acted in bad faith and in breach of its contractual obligations in processing their health claims. Plaintiffs further allege that the defendants knowingly misrepresented, among other things, their relationship with NASE and that plaintiffs were purchasing "true group insurance." Plaintiffs seek actual and punitive damages. UICI and MEGA moved to dismiss the case on July 16, 2003.

     The Company believes that plaintiffs' claims in all of these cases are wholly without merit, and the Company intends to vigorously contest the claims.

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

     The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments, and state insurance departments have also periodically conducted and continue to conduct periodic financial and market conduct examinations of UICI's insurance subsidiaries. As of June 30, 2003, either or both MEGA and Mid-West were subject to ongoing market conduct examinations in eight states. State insurance regulatory agencies have broad authority to levy monetary fines and penalties resulting from findings made during the course of such financial and market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been assessed such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the NASE and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as field service representatives on behalf of the associations, in which capacity the agents act as enrollers of new members for the associations and provide field support services, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

    Recent articles in the press have been critical of association group coverage. In December 2002, the NAIC convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. As discussed above, the Company and/or its insurance subsidiaries have also recently been named a party to several lawsuits challenging the nature of the relationship between the Company's insurance companies and the principal membership associations that have endorsed the insurance companies' health insurance products. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

NOTE K - RELATED PARTY TRANSACTIONS

SALE OF SHARES BY MR. MUTZ

    On May 6, 2003, the Company completed the purchase of 207,104 shares of UICI common stock from Gregory T. Mutz (the President and Chief Executive Officer of the Company until July 1, 2003). The shares were purchased for a total purchase price of $2.8 million, or $13.67 per share, which was the closing price of UICI shares on the New York Stock Exchange on May 5, 2003. Part of the proceeds from the sale was used to retire indebtedness owing by Mr. Mutz to the Company in the amount of $1.3 million, which indebtedness had initially been incurred by Mr. Mutz in 1998-99 to acquire shares of UICI stock pursuant to the Company's Executive Stock Purchase Program.

    In a separate transaction, on May 8, 2003, Mr. Mutz sold 265,507 shares of UICI common stock to Ronald L. Jensen (Chairman of the Company). All of the proceeds of such sale were used by Mr. Mutz to pay in full indebtedness owing to Mr. Jensen, which indebtedness had initially been incurred to acquire shares of UICI stock in 1998.

AMENDMENT TO UICI - SPECIAL INVESTMENT RISKS, LTD. AGREEMENT

    As previously disclosed, from the Company's inception through 1996, Special Investment Risks, Ltd. ("SIR") (formerly United Group Association, Inc.) (a company owned by the Company's Chairman) sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies that were issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR and certain tangible assets of SIR for a price equal to the net book value of the tangible assets acquired and assumed certain agent commitments of $3.9 million. The tangible assets acquired consisted primarily of agent debit balances, a building, and related furniture and fixtures having a net book value of $13.1 million.

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

    In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the initial sale agreement governing the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA -- Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. During the years ended December 31, 2002, 2001 and 2000, the Company paid to SIR the amount of $1.9 million, $1.2 million and $1.1 million, respectively, pursuant to this override arrangement.

    In an effort to simplify the calculation of the payments to be made to Mr. Jensen and to clarify with specificity the business subject to the override arrangement, the Company and SIR have entered into an amendment to the asset sale agreement, the principal effect of which is to change the basis of the override calculation from a multiple of renewal commissions received by UGA - Association Field Services to a multiple of commissionable renewal premium received. Based on management's projections of future business, the Company estimates that the absolute amount of future override commission to be paid to SIR pursuant to the amendment will not vary in any material respect from that expected to be paid in accordance with the existing arrangement.

TRANSFER OF MINORITY INTEREST IN SUNTECH PROCESSING SYSTEMS, LLC

    As indicated in Note J under the caption "Sun Communications Litigation," on May 13, 2003, the Company, Mr. Jensen and the plaintiffs reached agreement on a full and final settlement of litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC ("STP") assets in February 1998 (the "Sun Litigation").

    As previously disclosed, effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which, among other things, transferred UICI's financial and other rights and obligations in STP to Mr. Jensen and effectively terminated the Company's active participation in, and limited the Company's financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. In addition, as part of the terms of the Assignment and Release Agreement UICI granted to Mr. Jensen an irrevocable option to purchase and to receive an assignment of UICI's membership interests, including without limitation all of UICI's Class A Interests and Class B Interests (constituting an 80% economic interest) in STP for an exercise price of $100.

    Following settlement of the Sun Litigation, and pursuant to the terms of an agreement dated as of June 17, 2003, by and between UICI and Mr. Jensen, Mr. Jensen exercised his option to purchase UICI's membership interests in STP, and UICI assigned and transferred to Mr. Jensen all of the Company's right, title and interest in and to such STP membership interests. For financial reporting purposes the Company recognized no gain or loss in connection with this transaction.

PURCHASE OF MINORITY INTEREST IN U.S. MANAGERS LIFE INSURANCE LTD.

    As previously disclosed, UICI currently holds a 79% equity interest in U.S. Managers Life Insurance Company Ltd, a Turks and Caicos Islands domiciled insurer ("U.S. Managers"). The remaining 21% minority interest in U.S. Managers is held by Onward and Upward, Inc. ("OUI"), a corporation owned by the adult children of the Company's Chairman. The shares held by OUI are subject to the terms of a Stock Agreement, dated as of January 3, 1992, as amended (the "Stock Agreement"), between UICI and OUI, pursuant to which OUI has a put, and UICI has a corresponding obligation to purchase, the minority interest in U.S. Managers at a formula price generally equal to the cost of such minority interest plus (or minus) cumulative earnings (losses) of U.S. Managers.

    OUI has notified UICI of its intent to exercise its put and sell its 21% minority interest in U.S. Managers at the formula price calculated as of July 31, 2003, and UICI and OUI have entered into a Purchase Agreement governing the terms of the exercise of the put and sale to UICI of the minority interest. The formula price at July 31, 2003 for the 21% equity interest in U.S. Managers is anticipated to be approximately $856,000 (based on results through June 30, 2003).

NOTE L - SEGMENT INFORMATION

    The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently-acquired STAR HRG business unit effective February 28, 2002), and the Life Insurance Division (formerly the Company's OKC Division, which includes the Company's College Fund Life Division), (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors.

    Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. All business segment results for all periods presented have been restated to reflect such allocation of these expenses. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, , the operating results at the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt and variable stock-based compensation.

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

    Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                 ------------------------    ------------------------
                                                    2003          2002          2003          2002
                                                 ----------    ----------    ----------    ----------
                                                                   (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division ...........   $  329,106    $  247,586    $  637,716    $  467,364
     Group Insurance Division ................       82,807        57,625       166,301        99,270
     Life Insurance Division .................       15,857        18,692        31,893        38,612
                                                 ----------    ----------    ----------    ----------
                                                    427,770       323,903       835,910       605,246
                                                 ----------    ----------    ----------    ----------

   Financial Services:
     Academic Management Services Corp. ......       20,358        28,240        42,436        54,715
                                                 ----------    ----------    ----------    ----------

   Other Key Factors .........................        3,607           186         7,230         4,403
   Intersegment Eliminations .................         (383)         (136)         (844)         (274)
                                                 ----------    ----------    ----------    ----------
Total revenues from continuing operations ....   $  451,352    $  352,193    $  884,732    $  664,090
                                                 ==========    ==========    ==========    ==========

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                           ------------------------    ------------------------
                                                                              2003          2002          2003          2002
                                                                           ----------    ----------    ----------    ----------
                                                                                              (IN THOUSANDS)
Income (loss) from continuing operations
 before federal income taxes:
   Insurance:
     Self Employed Agency Division .....................................   $   24,508    $   19,671    $   48,302    $   35,419
     Group Insurance Division ..........................................        3,023         3,311         8,106         5,058
     Life Insurance Division ...........................................       (4,727)        2,817        (2,900)        5,432
                                                                           ----------    ----------    ----------    ----------
                                                                               22,804        25,799        53,508        45,909
                                                                           ----------    ----------    ----------    ----------

   Financial Services:
     Academic Management Services Corp. ................................          671         4,337         2,187         8,435
     Losses in Healthaxis, Inc. investment .............................         (301)       (7,925)         (945)       (8,099)
                                                                           ----------    ----------    ----------    ----------
                                                                                  370        (3,588)        1,242           336
                                                                           ----------    ----------    ----------    ----------

   Other Key Factors:
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including .................       (1,138)       (3,754)       (2,320)       (4,090)
       interest expense on non-student loan indebtedness)
     Variable stock-based compensation (expense) benefit ...............       (1,685)       (6,771)          452       (11,282)
                                                                           ----------    ----------    ----------    ----------
                                                                               (2,823)      (10,525)       (1,868)      (15,372)
                                                                           ----------    ----------    ----------    ----------
Total income from continuing operations before federal income taxes ....   $   20,351    $   11,686    $   52,882    $   30,873
                                                                           ==========    ==========    ==========    ==========



                                                   JUNE 30,     DECEMBER 31,
                                                     2003           2002
                                                 ------------   ------------
                                                       (IN THOUSANDS)
 Assets
   Insurance:
      Self Employed Agency Division ..........   $    736,219   $    665,938
      Group Insurance Division ...............        148,331        152,858
      Life Insurance Division ................        619,072        630,238
                                                 ------------   ------------
                                                    1,503,622      1,449,034
                                                 ------------   ------------
   Financial Services:
      Academic Management Services Corp. .....      1,874,573      1,770,001
      Investment in Healthaxis, Inc. .........          3,873          4,929
                                                 ------------   ------------
                                                    1,878,446      1,774,930
                                                 ------------   ------------

   Other Key Factors:
      General corporate and other ............        537,941        497,540
                                                 ------------   ------------
Total assets .................................   $  3,920,009   $  3,721,504
                                                 ============   ============


NOTE M - STOCK OPTIONS

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

    Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate 3.53%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.65; and a weighted-average expected life of the option of 4.26 years. The weighted average grant date fair value per share of stock options issued in 2002 was $4.46.

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

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               ------------------------    ------------------------
                                                                  2003          2002          2003          2002
                                                               ----------    ----------    ----------    ----------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Pro forma income (loss):
  Income from continuing operations ........................   $   13,137    $    5,970    $   34,151    $   17,473
  Loss from discontinued operations ........................       (6,457)       (1,229)       (6,500)       (2,064)
  Loss from cumulative effect of accounting change .........           --            --            --        (5,144)
                                                               ----------    ----------    ----------    ----------
         Net income ........................................   $    6,680    $    4,741    $   27,651    $   10,265
                                                               ==========    ==========    ==========    ==========
Pro forma earnings per common share:
  Basic earnings:
       Income from continuing operations ...................   $     0.28    $     0.13    $     0.73    $     0.37
       Loss from discontinued operations ...................        (0.14)        (0.03)        (0.14)        (0.04)
       Loss from cumulative effect of accounting change ....           --            --            --         (0.11)
                                                               ----------    ----------    ----------    ----------
         Net income ........................................   $     0.14    $     0.10    $     0.59    $     0.22
                                                               ==========    ==========    ==========    ==========
  Diluted earnings:
       Income from continuing operations ...................   $     0.27    $     0.13    $     0.72    $     0.36
       Loss from discontinued operations ...................        (0.13)        (0.03)        (0.14)        (0.04)
       Loss from cumulative effect of accounting change ....           --            --            --         (0.11)
                                                               ----------    ----------    ----------    ----------
         Net income ........................................   $     0.14    $     0.10    $     0.58    $     0.21
                                                               ==========    ==========    ==========    ==========

NOTE N - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

UICI EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN

    The Company maintains for the benefit of its and its subsidiaries' employees the UICI Employee Stock Ownership and Savings Plan (the "Employee Plan").

    During the three and six months ended June 30, 2002, the Company recorded an expense of $2.2 million and $4.1 million, respectively, related to stock appreciation expense with respect to the Employee Plan. This expense represented the incremental compensation expense associated with the allocation to participants' accounts during the respective period of shares, previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. The allocated $5.25 ESOP Shares were considered outstanding for purposes of the computation of earnings per share. The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and as of December 31, 2002 all such shares had been allocated to participants' accounts. During the fourth quarter of 2002, the Company allocated the remaining unallocated shares to participants' accounts.

AGENT STOCK ACCUMULATION PLANS

    The Company sponsors a series of stock accumulation plans (the "Agent Plans") established for the benefit of the independent insurance agents and independent sales representatives associated with its field force agencies, including UGA -- Association Field Services, New United Agency and Cornerstone Marketing of America.

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

    Prior to July 1, 2000, the Company granted matching credits in an amount equal to the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. Effective July 1, 2000, the Company modified the formula for calculating the number of matching credits to be posted to participants' accounts. During the period beginning July 1, 2000 and ending on the earlier of June 30, 2002 or the date that an aggregate of 2,175,000 share equivalents had been granted under this revised formula, the number of matching credits issued to an individual participant will be the greater of (a) the number of matching credits determined each month by dividing the dollar amount of the participant's contribution for that month by $5.25, or
(b) the actual number of shares acquired, at then-current fair market value, by the participant's contribution amount.

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

    For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three months ended June 30, 2003 and 2002, the Company recorded total compensation expense associated with these agent plans in the amount of $(4.1) million and $(5.5) million, respectively, of which $(1.7) million and $(3.9) million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. For the six months ended June 30, 2003 and 2002, the Company recorded total compensation (expense) benefit associated with these agent plans in the amount of $(4.6) million and $(8.8) million, respectively, of which $452,000 and $(5.7) million, respectively, represented the non-cash stock based compensation benefit (expense) associated with the adjustment to the liability for future unvested benefits.

    At December 31, 2002, the Company had recorded approximately 1.9 million unvested matching credits associated with the Agent Plans, of which 697,000 vested in January 2003. At June 30, 2003, the Company had recorded approximately
1.6 million unvested matching credits.

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

NOTE O - CORPORATE OVERHEAD ALLOCATION

    Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operating results at the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt and variable stock-based compensation.

    Following is a summary of the Company's quarterly segment results for the year ended December 31, 2002, adjusted to reflect the allocation to the Company's operating business segments of certain general expenses relating to corporate operations as discussed above:


                                                                                THREE MONTHS ENDED
                                                         MAR 31,        JUN 30,       SEP 30,       DEC 31,       TOTAL
                                                           2002          2002          2002          2002          2002
                                                        ----------    ----------    ----------    ----------    ----------
                                                                                   (IN THOUSANDS)
Income (loss) from continuing operations before
   federal income taxes:
   Insurance:
     Self Employed Agency Division ..................   $   15,748    $   19,671    $   23,128    $   25,647    $   84,194
     Group Insurance Division .......................        1,747         3,311         3,030         5,067        13,155
     Life Insurance Division ........................        2,615         2,817         1,244         1,421         8,097
                                                        ----------    ----------    ----------    ----------    ----------
                                                            20,110        25,799        27,402        32,135       105,446
                                                        ----------    ----------    ----------    ----------    ----------

   Financial Services:
     Academic Management Services Corp. .............        4,098         4,337        (1,764)          299         6,970
     Losses in Healthaxis, Inc. investment ..........         (174)       (7,925)         (796)         (744)       (9,639)
                                                        ----------    ----------    ----------    ----------    ----------
                                                             3,924        (3,588)       (2,560)         (445)       (2,669)
                                                        ----------    ----------    ----------    ----------    ----------

   Other Key Factors:
     Investment income on equity, realized gains
      and losses, general corporate expenses and
      other (including interest expense on
      non-student loan indebtedness) ................         (336)       (3,754)          957           398        (2,735)
     Variable stock-based compensation expense ......       (4,511)       (6,771)       (4,448)       (2,225)      (17,955)
                                                        ----------    ----------    ----------    ----------    ----------
                                                            (4,847)      (10,525)       (3,491)       (1,827)      (20,690)
                                                        ----------    ----------    ----------    ----------    ----------

Total income from continuing operations before
   federal income taxes .............................   $   19,187    $   11,686    $   21,351    $   29,863    $   82,087
                                                        ==========    ==========    ==========    ==========    ==========

NOTE P - SUBSEQUENT EVENT

    The Company's Academic Management Services Corp. subsidiary finances its student loan origination activities through seven special purpose subsidiaries ("Special Purpose Subsidiaries") (EFG-II LP, EFG-III LP, EFG Funding LLC, EFG-IV LP, AMS-I 2002 LP, AMS-II 2002 LP and AMS-III 2003 LP), through which it has outstanding six secured student loan financing facilities that issue debt securities secured by student loans and other qualified collateral. On July 21, 2003, UICI reported the discovery of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS.

    The problems at one of the financing facilities (the EFG-III LP commercial paper conduit facility) are of three types: insufficient collateral, a higher percentage of alternative loans (i.e., loans that are privately guaranteed as opposed to loans that are guaranteed by the federal government) included in the existing collateral than permitted by the loan eligibility provisions of the financing documents and failure to provide timely and accurate reporting to each of the various financial institutions that are parties to the financings, including the indenture trustee, the commercial paper liquidity providers and the financial guaranty insurer. The problems related to the second financing subsidiary (AMS-1 2002, LP) consist primarily of a higher percentage of alternative loans included in the existing collateral than permitted by the loan eligibility provisions of the financing documents and the failure to provide timely and accurate reporting to interested parties. In addition, AMS and the other four special financing subsidiaries of AMS have failed to comply with their respective reporting obligations owed to the indenture trustee under the financing documents.

    On July 24, 2003, AMS obtained waivers and releases from interested third parties, as described more fully below, with respect to four of the six securitized student loan financing facilities. The waiver and release agreements were entered into with Bank of America and Fleet Bank (the providers of a liquidity facility that supports the EFG-III, LP commercial paper facility), Bank One (the trustee under the indentures that govern the terms of the debt securities issued by each of AMS' Special Purpose Subsidiaries) and MBIA Insurance Corporation

(the financial guaranty insurer of debt securities issued by four of the six AMS student loan financing facilities).

    The waiver and release agreement for the EFG-III, LP commercial paper securitized student loan facility required UICI's contribution to the capital of AMS of $48.25 million ($1.75 million on July 24, 2003, $36.5 million on July 31, 2003 and $10.0 million on August 15, 2003) in cash, all of which, as of July 31, 2003, UICI had contributed to AMS.

    The financial institutions have agreed to waive all existing defaults under the relevant financing documents with respect to EFG-III, LP and EFG Funding LLC (both of which are exclusively involved in the commercial paper program) until January 1, 2004, which date will be automatically extended for successive 90-day periods through September 30, 2004 if the outstanding amount of commercial paper is reduced to agreed-upon levels from its current outstanding amount (approximately $440 million). AMS has agreed to partially address the under-collateralization problem by transferring to EFG-III, LP approximately $189 million of federally-guaranteed student loan and other assets that meet loan eligibility requirements under the financing documents and by transferring approximately $34.4 million of uninsured student loans that do not meet loan eligibility requirements under the financing documents. In addition, AMS has agreed to contribute to EFG-III LP $46.5 million of the $48.25 million in cash contributed to AMS by UICI either in the form of cash or federally guaranteed student loans. These various transfers by AMS will eliminate the shortfall in collateral amount with respect to the EFG-III LP commercial paper conduit facility.

    With respect to the AMS-1 2002, LP facility, as of July 24, 2003, the interested parties agreed to waive, for a period of 90 days, all defaults, amortization events and events of default based solely on defaults arising prior to July 24, 2003 resulting from non-federally insured student loans included in the collateral in excess of the maximum percentage limit for such loans as set forth in the documents governing the financing, which waiver is not extendable. In addition, with respect to four other student loan financing facilities, the interested parties agreed to waive, as of July 24, 2003, all immaterial previously-existing defaults resulting from inaccurate or untimely reporting to interested parties or any other reporting deficiency by the applicable issuer under each such facility, AMS or any other affiliate of AMS, for a period of 90 days, which period is not extendable. Upon expiration of the 90-day waiver period, all then uncured events of default shall be reinstated and be in full force and effect.

    UICI believes that it has no obligations with respect to the indebtedness of AMS' Special Purpose Subsidiaries or with respect to the obligations of AMS relating to such financings. Nonetheless, in exchange for UICI's capital contribution to AMS as described above, the financial institutions named above have agreed to release UICI from any and all existing claims or suits (other than claims for fraud at the UICI level) that could arise relating to the AMS student loan financing facilities.

    On August 7, 2003, AMS entered into a master repurchase facility with a financial institution, the obligations under which are partially (to the extent of $13.3 million) guaranteed by the Company. The proceeds of the facility will be used by AMS from time to time to initially fund AMS' student loan originations. The repurchase facility provides for the purchase of student loans by the financial institution at 96% of par, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the repurchase facility reset on such date. The lender under the facility is committed to provide up to $150.0 million of financing. Amounts outstanding under the facility will bear interest at a variable annual rate of LIBOR plus 75 basis points and are secured by student loans made under the Federal Family Education Loan Program. The master repurchase facility terminates on August 31, 2003 and is subject to monthly extensions upon the mutual agreement of the financial institution and AMS.

     AMS has entered into a letter of intent, dated July 30, 2003, contemplating a forward commitment on the part of a financial institution to purchase from time to time pools of student loans guaranteed under the Federal Family Education Loan Program at a purchase price of 102.00% of the outstanding principal amount of such loans. The forward purchase commitment contemplated by the letter of intent is subject to execution and delivery of definitive documentation and other closing conditions, and there can be no assurance that such conditions will in fact be satisfied.

    The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Accordingly, the Company has determined that, for the indefinite future, AMS will originate and sell student loans rather than originate and hold student loans in AMS' portfolio. As a result of the change in AMS' business plan prompted by the events occurring in July 2003, the Company has reviewed and continues to review for impairment the goodwill initially recorded in connection with the acquisition of AMS. In particular, the Company, with the assistance of an independent valuation advisor, has assessed the fair value of AMS, based on certain assumptions made by the Company with respect to AMS' future loan origination volumes and other factors. The Company has undertaken a discounted cash flow analysis of AMS' three reporting units and analyzed available information with respect to comparable companies. As a result of its impairment testing to date, the Company has determined that goodwill recorded in connection with the acquisition of AMS has been impaired in an amount in a range of approximately $50.0 million ($44.9 million net of tax) to $73.0 million ($64.0 million net of tax). The Company will continue to review for impairment the goodwill associated with AMS, which impairment will be reflected in the Company's results of operations in the three and nine months ended September 30, 2003.

    The Company is assessing its strategic alternatives with respect to AMS, including a possible sale of all or parts of the company.

    The Audit Committee of UICI's Board of Directors, with the assistance of independent counsel, conducted an investigation into the matters and events leading to the announcement of the collateral shortfalls at AMS' student loan financing facilities. Based on that investigation, the Company believes that UICI's previously published consolidated financial statements have been fairly presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company's operating segments include: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's STAR HRG business unit effective February 28, 2002), and the Life Insurance Division (formerly the Company's OKC Division), (ii) Financial Services, which includes the businesses of Academic Management Services Corp. ("AMS") and the Company's investment in Healthaxis, Inc., and
(iii) Other Key Factors.

    Effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. The Other Key Factors segment now includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operating results at the Company's former Barron Risk Management Services, Inc. unit until its sale in September 2002, the operations of the Company's AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt and variable stock-based compensation.

RECENT DEVELOPMENTS AT ACADEMIC MANAGEMENT SERVICES CORP.

    The Company's Academic Management Services Corp. ("AMS") subsidiary is engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business. AMS finances its student loan origination activities through seven special purpose subsidiaries ("Special Purpose Subsidiaries") (EFG-II LP, EFG-III LP, EFG Funding LLC, EFG-IV LP, AMS-I 2002, LP, AMS-II 2002 LP and AMS-III 2003, LP), through which AMS has outstanding six securitized student loan financing facilities that issue debt securities secured by student loans and other qualified collateral.

    On July 21, 2003, UICI reported the discovery of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS. The problems at one of the financing facilities (the EFG-III LP commercial paper conduit facility) are of three types: insufficient collateral, a higher percentage of alternative loans (i.e., loans that are privately guaranteed as opposed to loans that are guaranteed by the federal government) included in the existing collateral than permitted by the loan eligibility provisions of the financing documents and failure to provide timely and accurate reporting to each of the various financial institutions that are parties to the financings, including the indenture trustee, the commercial paper liquidity providers and the financial guaranty insurer. The problems related to the second financing subsidiary (AMS-1 2002, LP) consist primarily of a higher percentage of alternative loans included in the existing collateral than permitted by the loan eligibility provisions of the financing documents, and the failure to provide timely and accurate reporting to interested parties. In addition, AMS and the other four AMS Special Purpose Subsidiaries have failed to comply with their respective reporting obligations owed to the indenture trustee under the financing documents.

    As announced on July 24, 2003, AMS has obtained waivers and releases from interested third parties, as described more fully below, with respect to four of the six securitized student loan financing facilities. The waiver and release agreements were entered into with Bank of America and Fleet Bank (the providers of a liquidity facility that supports the EFG-III, LP commercial paper facility), Bank One (the trustee under the indentures that govern the terms of the debt securities issued by each of AMS' Special Purpose Subsidiaries) and MBIA Insurance Corporation (the financial guaranty insurer of debt securities issued by four of the seven AMS Special Purpose Subsidiaries).

    The waiver and release agreement for the EFG-III LP (one of AMS' Special Purpose Subsidiaries) commercial paper securitized student loan facility required UICI to contribute to the capital of AMS $48.25 million ($1.75 million on July 24, 2003, $36.5 million on July 31, 2003 and $10.0 million on August 15,
2003) in cash, all of which, as of July 31, 2003, UICI had contributed to AMS.

    The financial institutions agreed to waive all existing defaults under the relevant financing documents with respect to EFG-III LP and EFG Funding (both of which are exclusively involved in the commercial paper program) until January 1, 2004, which date will be automatically extended for successive 90-day periods through September 30, 2004 if the outstanding amount of commercial paper is reduced to agreed-upon levels from its current outstanding amount (approximately $440 million). AMS has agreed to partially address the under-collateralization problem by transferring to EFG-III LP approximately $189 million of federally-guaranteed student loan and other assets that meet loan eligibility requirements under the financing documents and by transferring approximately $34.4 million of uninsured student loans that do not meet loan eligibility requirements under the financing documents. In addition, AMS will contribute to EFG-III LP $46.5 million of the $48.25 million in cash contributed to AMS by UICI either in the form of cash or federally guaranteed student loans. These various transfers by AMS will eliminate the shortfall in collateral amount with respect to the EFG-III LP commercial paper conduit facility.

    With respect to the AMS-1 2002 LP facility, as of July 24, 2003, the interested parties agreed to waive, for a period of 90 days, all defaults, amortization events and events of default based solely on defaults arising prior to July 24, 2003 resulting from non-federally insured student loans included in the collateral in excess of the maximum percentage limit for such loans as set forth in the documents governing the financing, which waiver is not extendable. In addition, with respect to four other student loan financing facilities, the interested parties agreed to waive, as of July 24, 2003, all immaterial previously-existing defaults resulting from inaccurate or untimely reporting or any other reporting deficiency by the applicable issuer under each such facility, AMS or any other affiliate of AMS, for a period of 90 days, which period is not extendable. Upon expiration of the 90-day waiver period, all then uncured events of default shall be reinstated and be in full force and effect.

    UICI believes that it has no obligations with respect to the indebtedness of AMS' special financing subsidiaries or with respect to the obligations of AMS relating to such financings. Nonetheless, in exchange for UICI's capital contribution to AMS as described above, the financial institutions named above have agreed to release UICI from any and all existing claims or suits (other than claims for fraud at the UICI level) that could arise relating to the AMS student loan financing facilities.

     As previously disclosed, on July 17, 2003 the former president of AMS was put on leave and relieved of all responsibilities pending the completion of AMS' and UICI's ongoing investigation into the matter. On August 15, 2003, the employment of the former president of AMS was terminated.

     The Audit Committee of UICI's Board of Directors, with the assistance of independent counsel, has conducted an investigation into the matters and events leading to the announcement of the collateral shortfalls at AMS' student loan financing facilities. Based on that investigation, the Company believes that UICI's previously published consolidated financial statements have been fairly presented.

     The Company is assessing its strategic alternatives with respect to AMS, including a possible sale of all or parts of the company.

ANTICIPATED THIRD QUARTER 2003 GOODWILL IMPAIRMENT CHARGE

    The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Accordingly, the Company has determined that, for the indefinite future, AMS will originate and sell student loans rather than originate and hold student loans in AMS' portfolio. As a result of the change in AMS' business plan prompted by the events occurring in July 2003, the Company has reviewed and continues to review for impairment the goodwill initially recorded in connection with the acquisition of AMS. In particular, the Company, with the assistance of an independent valuation advisor, has assessed the fair value of AMS, based on certain assumptions made by the Company with respect to AMS' future loan origination volumes and other factors. The Company has undertaken a discounted cash flow analysis of AMS' three reporting units and analyzed available information with respect to comparable companies. As a result of its impairment testing to date, the Company has determined that goodwill recorded in connection with the acquisition of AMS has been impaired in an amount in a range of approximately $50.0 million ($44.9 million net of tax) to $73.0 million ($64.0 million net of tax). The Company will continue to review for impairment the goodwill associated with AMS.

    Any charge associated with the impairment of goodwill at AMS will be reflected in the Company's results of operations in the three and nine months ending September 30, 2003. Accordingly, based on its goodwill impairment analyses completed to date, the Company anticipates that it may record a loss from continuing operations and a net loss for the quarter ending September 30, 2003. Because a significant portion of any goodwill impairment charge associated with AMS will be non-deductible for federal income tax purposes, the Company anticipates that the annualized effective tax rate applicable to the Company during 2003 will be in a range of 52% to 70%, which will be significantly in excess of the effective tax rate applicable to the Company in 2002 and the statutory rate of 35%.

RESULTS OF OPERATIONS

    Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below.


                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                 ------------------------    ------------------------
                                                    2003          2002          2003          2002
                                                 ----------    ----------    ----------    ----------
                                                                   (IN THOUSANDS)
Revenues
   Insurance:
     Self Employed Agency Division ...........   $  329,106    $  247,586    $  637,716    $  467,364
     Group Insurance Division ................       82,807        57,625       166,301        99,270
     Life Insurance Division .................       15,857        18,692        31,893        38,612
                                                 ----------    ----------    ----------    ----------
                                                    427,770       323,903       835,910       605,246
                                                 ----------    ----------    ----------    ----------

   Financial Services:
     Academic Management Services Corp. ......       20,358        28,240        42,436        54,715
                                                 ----------    ----------    ----------    ----------

   Other Key Factors .........................        3,607           186         7,230         4,403
   Intersegment Eliminations .................         (383)         (136)         (844)         (274)
                                                 ----------    ----------    ----------    ----------
Total revenues from continuing operations ....   $  451,352    $  352,193    $  884,732    $  664,090
                                                 ==========    ==========    ==========    ==========


                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                         ------------------------    ------------------------
                                                                            2003          2002          2003          2002
                                                                         ----------    ----------    ----------    ----------
                                                                                             (IN THOUSANDS)
Income (loss) from continuing operations before
  federal income taxes:
   Insurance:
     Self Employed Agency Division ....................................  $   24,508    $   19,671    $   48,302    $   35,419
     Group Insurance Division .........................................       3,023         3,311         8,106         5,058
     Life Insurance Division ..........................................      (4,727)        2,817        (2,900)        5,432
                                                                         ----------    ----------    ----------    ----------
                                                                             22,804        25,799        53,508        45,909
                                                                         ----------    ----------    ----------    ----------

   Financial Services:
     Academic Management Services Corp. ...............................         671         4,337         2,187         8,435
     Losses in Healthaxis, Inc. investment ............................        (301)       (7,925)         (945)       (8,099)
                                                                         ----------    ----------    ----------    ----------
                                                                                370        (3,588)        1,242           336
                                                                         ----------    ----------    ----------    ----------

   Other Key Factors: (1)
     Investment income on equity, realized gains and losses,
       general corporate expenses and other (including
       interest expense on non-student loan indebtedness) .............      (1,138)       (3,754)       (2,320)       (4,090)
     Variable stock-based compensation (expense) benefit ..............      (1,685)       (6,771)          452       (11,282)
                                                                         ----------    ----------    ----------    ----------
                                                                             (2,823)      (10,525)       (1,868)      (15,372)
                                                                         ----------    ----------    ----------    ----------

Total income from continuing operations before federal income taxes ...  $   20,351    $   11,686    $   52,882    $   30,873
                                                                         ==========    ==========    ==========    ==========

----------
    (1) As discussed above, effective January 1, 2003, the Company began to allocate to the Company's operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company's insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. All business segment results for all periods presented have been restated to reflect the allocation of these expenses.

Three and Six Months ended June 30, 2003 compared to Three and Six Months ended June 30, 2002

    The Company reported second quarter 2003 revenues and income from continuing operations in the amount of $451.4 million and $13.2 million ($0.28 per diluted share), compared to revenues and income from continuing operations of $352.2 million and $6.9 million ($0.14 per diluted share), in the second quarter of 2002. For the six months ended June 30, 2003, the Company generated revenues and income from continuing operations of $884.7 million and $34.4 million ($0.72 per diluted share), respectively, compared to revenues and income from continuing operations of $664.1 million and $19.9 million ($0.41 per diluted share), respectively, in the six months ended June 30, 2002.

    Overall, for the three months ended June 30, 2003, the Company reported net income in the amount of $6.8 million ($0.14 per diluted share), compared to net income of $5.7 million ($0.12 per diluted share) in the corresponding 2002 period. For the six months ended June 30, 2003, the Company reported net income in the amount of $27.9 million ($0.58 per diluted share), compared to net income of $12.7 million ($0.26 per diluted share) in the first six months of 2002. Net income in the three and six months ended June 30, 2003 was negatively impacted by losses from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and the results of its Senior Market Division) in the amount of $(6.4) million and $(6.5) million (net of tax), respectively. A significant portion of such losses in the three and six months ended June 30, 2003 was attributable to a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company's interest in Seniors First LLC, an agency through which the Company formerly marketed and distributed insurance products to the senior market.

    The Company's results in the three and six months ended June 30, 2003 were highlighted by the strong performance of its Self Employed Agency Division, which enjoyed significant continued period-over-period growth in both revenue and operating income. Earned premium revenue increased from $222.4 million in the second quarter of 2002 to $297.8 million in the second quarter of 2003 and from $418.5 million in the first six months of 2002 to $579.2 million in the first six months of 2003. Operating income increased to $24.5 million and $48.3 million in the three and six-month periods ended June 30, 2003, respectively, from $19.7 million and $35.4 million in the corresponding 2002 periods.

    Results at the Self Employed Agency Division for the six months ended June 30, 2003 included pre-tax income in the amount of $4.8 million associated with the release of reserves resulting from an adjustment to the Company's reserve methodology and certain changes in accounting estimates. See discussion below under the caption "Other Matters - - Self Employed Agency Division - - Reserve Adjustments".

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

    Set forth below is a discussion of results by business segment in the three and six-month period ended June 30, 2003:

Self-Employed Agency Division

    Operating income at the Company's Self Employed Agency ("SEA") Division increased to $24.5 million and $48.3 million in the three and six-month periods ended June 30, 2003, respectively, from $19.7 million and $35.4 million in the corresponding 2002 periods. Earned premium revenue increased from $222.4 million in the second quarter of 2002 to $297.8 million in the second quarter of 2003 and from $418.5 million in the first six months of

2002 to $579.2 million in the first six months of 2003. For the six months ended June 30, 2003, submitted annualized premium volume increased to $462.8 million from $457.8 million in the corresponding 2002 period. Submitted annualized premium volume decreased to $215.5 million in the second quarter of 2003 from $230.6 million in the corresponding period of the prior year. Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents for underwriting by the Company.

    Operating income as a percentage of earned premium revenue in the three and six months ended June 30, 2003 was 8.2% and 8.3%, respectively, compared to 8.8% and 8.5% in each of the corresponding periods of the prior year. This decrease in operating margin was attributable primarily to the higher commission expense associated with the increase in first year earned premium revenue. The SEA Division's results for the first six months of 2003 included pre-tax income in the amount of $4.8 million associated with the release of reserves resulting from an adjustment to the Company's reserve methodology and certain changes in accounting estimates.

Group Insurance Division

    The Company's Group Insurance Division (consisting of the Company's Student Insurance and STAR HRG business units) reported operating income of $3.0 million and $8.1 million in the three and six months ended June 30, 2003, respectively, compared to operating income of $3.3 million and $5.1 million in the corresponding 2002 periods. The increase in operating income for the six month 2003 period was primarily attributable to the incremental operating income associated with the Company's STAR HRG unit (which was acquired by the Company on February 28, 2002) and an increase in earned premium revenue and a moderate decrease in administrative expenses as a percentage of earned premium at the Company's Student Insurance Division. These favorable factors were offset somewhat by a slight increase in the loss ratio at the Group Insurance Division.

Life Insurance Division

    For the three and six months ended June 30, 2003, the Company's Life Insurance Division reported operating losses of $(4.7) million and $(2.9) million, respectively, compared to operating income of $2.8 million and $5.4 million in the corresponding 2002 periods. The decrease in operating income in the three months ended June 30, 2003 was primarily attributable to a previously announced charge associated with the final resolution of litigation arising out of the close down in 2001 of the Company's former workers compensation business and costs associated with the closedown of the Company's College Fund Life Division operations.

Academic Management Services Corp. ("AMS")

    For the three and six months ended June 30, 2003, UICI's AMS unit reported operating income of $671,000 and $2.2 million, respectively, compared to operating income of $4.3 million and $8.4 million, respectively, in the corresponding periods of the prior year. The decrease in operating income for the three and six months ended June 30, 2003 resulted primarily from decreased student loan spread income (i.e., the difference between interest earned on outstanding student loans and interest expense associated with indebtedness incurred to fund such loans), lower realized gains on sale of loans and reduced yields on the trust balances associated with AMS' tuition installment plan business, in each case as compared to results in the corresponding 2002 period.

    During the first six months of 2002, AMS benefited significantly from a favorable prescribed minimum rate earned on its student loan portfolio. On July 1, 2002, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2002 through June 30, 2003 reset 193 basis points lower than the floor rates in effect for the period July 1, 2001 through June 30, 2002. Reflecting this downward adjustment on July 1, 2002 to the floor rate on loans made under the federal FFELP student loan program, AMS' student loan spread income declined significantly from $9.2 million and $17.1 million in the three and six months ended June 30, 2002, respectively, to $5.6 million and $11.2 million in the three and six months ended June 30, 2003, respectively.

    On July 1, 2003, the floor rates on loans made under the federal FFELP student loan program for the period July 1, 2003 through June 30, 2004 reset 64 basis points lower than the floor rates in effect for the period July 1, 2002 through June 30, 2003. In addition, on July 21, 2003, UICI reported the discovery of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS. See "Recent Developments at Academic Management Services Corp." above. The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to further negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Based on current prevailing market interest rates and the negative events that occurred at AMS in July 2003, the Company expects that spread income for the six months ending December 31, 2003 will be significantly less than spread income earned in the first six months of 2003 and total spread income in 2003 will be significantly less than the level of spread income earned in 2002.

    AMS experienced a 34% decrease in income on trust funds held in connection with tuition payment programs ($1.1 million in the first six months of 2003 compared to $1.7 million in the first six months of 2002) as a result of lower prevailing market interest rates (despite a 31% increase in the average trust fund balance.)

    AMS generated gains on sales of student loans in the amount of $500,000 and $1.7 million in the three and six months ended June 30, 2003, respectively, compared to gains of $818,000 and $1.9 million in the comparable 2002 periods. In the three and six months ended June 30, 2003, AMS sold $33.3 million and $101.4 million principal amount of student loans, respectively, compared to sales of $56.8 million and $114.9 million principal amount of student loans in the comparable 2002 period.

    As previously disclosed, on July 17, 2003 the former president of AMS was put on leave and relieved of all responsibilities pending the completion of AMS' and UICI's ongoing investigation into the matter. On August 15, 2003, the employment of the former president of AMS was terminated.

    On August 7, 2003, AMS entered into a master repurchase facility with a financial institution, the obligations under which are partially (to the extent of $13.3 million) guaranteed by the Company. The proceeds of the facility will be used by AMS from time to time to initially fund AMS' student loan originations. The repurchase facility provides for the purchase of student loans by the financial institution at 96% of par, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the repurchase facility reset on such date. The lender under the facility is committed to provide up to $150.0 million of financing. Amounts outstanding under the facility will bear interest at a variable annual rate of LIBOR plus 75 basis points and are secured by student loans made under the Federal Family Education Loan Program. The master repurchase facility terminates on August 31, 2003 and is subject to monthly extensions upon the mutual agreement of the financial institution and AMS.

    AMS has entered into a letter of intent, dated July 30, 2003, contemplating a forward commitment on the part of a financial institution to purchase from time to time pools of student loans guaranteed under the Federal Family Education Loan Program at a purchase price of 102.00% of the outstanding principal amount of such loans. The forward purchase commitment contemplated by the letter of intent is subject to execution and delivery of definitive documentation and other closing conditions, and there can be no assurance that such conditions will in fact be satisfied.

    The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Accordingly, the Company has determined that, for the indefinite future, AMS will originate and sell student loans rather than originate and hold student loans in AMS' portfolio. As a result of the change in AMS' business plan prompted by the events occurring in July 2003, the Company has reviewed and continues to review for impairment the goodwill initially recorded in connection with the acquisition of AMS. In particular, the Company, with the assistance of an independent valuation advisor, has assessed the fair value of AMS, based on certain assumptions made by the Company with respect to AMS' future loan origination volumes and other factors. The Company has undertaken a discounted cash flow analysis of AMS' three reporting units and analyzed available information with respect to comparable companies. As a result of its impairment testing to date, the Company has determined that goodwill recorded in connection with the acquisition of AMS has been impaired in an amount in a range of approximately $50.0 million ($44.9 million net of tax) to $73.0 million ($64.0 million net of tax). The Company will continue to review for impairment the goodwill associated with AMS, which impairment will be reflected in the Company's results of operations in the three and nine months ended September 30, 2003.

    The Company is assessing its strategic alternatives with respect to AMS, including a possible sale of all or parts of the company.

Investment in Healthaxis, Inc.

    At June 30, 2003, the Company held approximately 44.2% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"). The Company accounts for its investment in HAI utilizing the equity method and, accordingly, recognizes its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com).

    During the three and six months ended June 30, 2003, the Company's share of HAI's operating losses (computed prior to amortization of merger related goodwill and excluding gain on extinguishment of debt) was $(301,000) and $(945,000) compared to its reported share of operating losses of $(7.9) million and $(8.1) million, in the three and six months ended June 30, 2002. For the three and six months ended June 30, 2002, the total HAI segment loss in the amount of $(7.9) million and $(8.1) million, respectively, reflected the Company's share of HAI's operating losses ($1.4 million and $1.6 million, respectively) plus a $6.5 million impairment charge related to the adjustment to the carrying value of the Company's investment in HAI taken in the second quarter of 2002.

    The Company's carrying value of its investment in HAI was $3.9 million and $4.9 million at June 30, 2003 and December 31, 2002.

Other Key Factors

    In the three and six months ended June 30, 2003, the Company's Other Key Factors segment reported operating losses of $(2.8) million and $(1.9) million, respectively, compared to operating losses of $(10.5) million and $(15.4) million in the corresponding periods of 2002. The decrease in losses in the Other Key Factors category in the first six months of 2003 as compared to 2002 was primarily attributable to significant decreases in variable stock-based compensation expense in 2003 (as discussed more fully below) and $(5.1) million of realized losses taken in the second quarter of 2002. The continued lower prevailing interest rate environment in 2003 negatively affected investment income attributable to equity determined after allocation to operating segment portfolios. Investment income after allocation to the operating segments decreased by $1.4 million in the second quarter of 2003 and by $2.2 million in the first six months of 2003, in each case as compared to such income in the corresponding 2002 periods.

Variable Stock-Based Compensation

    The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency, Cornerstone America, Guaranty Senior Assurance and SeniorsFirst. The Company's agent stock accumulation plans generally combine an agent-contribution feature and a Company-match feature. Under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," the Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company's common stock. In connection with these plans, the Company has recognized and will continue to recognize non-cash variable stock-based compensation benefit (expense) in amounts that depend and fluctuate based upon the market performance of the Company's common stock. See Note N of Notes to Consolidated Condensed Financial Statements.

    In the three and six months ended June 30, 2003, the Company recognized non-cash variable stock-based benefit (expense) in the amount of $(1.7) million and $452,000, respectively, associated with its agent stock accumulation plans. During the three and six months ended June 30, 2002, the Company recognized non-cash variable stock-based expense in the amount of $(6.8) million and $(11.3) million, respectively, of which $(3.9) million and $(5.7) million, respectively, was attributable to the Company's stock accumulation plans established for the benefit of its independent agents, $(2.2) million and $(4.1) million, respectively, was attributable to the allocation of the $5.25 UICI shares under the UICI Employee Stock Ownership and Savings Plan and $(700,000) and $(1.5) million, respectively, was attributable to other stock-based compensation plans. As of December 31, 2002, all $5.25 UICI shares had been allocated to participants' accounts under UICI's Employee Stock Ownership and Savings Plan. Accordingly, in all periods commencing after December 31, 2002 the Company will not recognize additional variable stock-based compensation associated with the ESOP feature of the UICI Employee Stock Ownership and Savings Plan.

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

Discontinued Operations

    The Company's results in the three and six months ended June 30, 2003 included losses from discontinued operations (consisting of the Company's former sub-prime credit card unit, the Special Risk Division and the results of its Senior Market Division) in the amount of $(6.4) million and $(6.5) million, net of tax, respectively. A significant portion of such losses in the three and six months ended June 30, 2003 was attributable to a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company's interest in Seniors First LLC, an agency through which the Company formerly marketed and distributed insurance products to the senior market. For the three and six months ended June 30, 2002, the Company's results from discontinued operations reflected income in the amount of $(1.2) million and $(2.1) million (net of tax), respectively.

    In March 2000 the Board of Directors of UICI designated its former United CreditServ sub-prime credit card business as a discontinued operation for financial reporting purposes, and the United CreditServ unit has been so reflected for all periods presented. For the three and six months ended June 30, 2003, the Company's United CreditServ unit reported income (net of tax) in the amount of $927,000 and $4.4 million, respectively, which income has been reflected in results from discontinued operations. United CreditServ's results reflect the release of reserves resulting from the Company's settlement, which became final on May 9, 2003, of all related credit card litigation matters.

    In December 2001 the Company determined to exit the businesses of its Special Risk Division by sale, abandonment and/or wind-down and, accordingly, the Company also designated and classified its Special Risk Division as a discontinued operation for financial reporting purposes for all periods presented. The Company's Special Risk Division specialized in certain niche health-related products (including "stop loss", marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. In the three and six months ended June 30, 2003, the Company's Special Risk Division reported a loss (net of tax) in the amount of $-0- and $(2.3) million, respectively. The loss in the six months ended June 30, 2003 reflected a pre-tax $3.6 million reserve charge taken in the first quarter of 2003 resulting from a reassessment and strengthening of claims reserves as a result of experienced deterioration in one of the specialty blocks of the Special Risk Division. In the balance of 2003 the Company will continue the wind-down of its former Special Risk Division.

    On May 30, 2003, UICI announced that its Board of Directors, at a meeting held on May 29, 2003, adopted a plan to close by sale or wind down the Senior Market Division, which the Company established in 2001 to develop long-term care and Medicare supplement insurance products for the senior market. For the three and six months ended June 30, 2003, the Company's Senior Market Division reported a loss (net of tax) in the amount of $(7.4) million and $(8.5) million, respectively, consisting of a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations, including a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company's interest in Seniors First LLC (an agency through which the Company formerly marketed and distributed insurance products to the senior market).. The Company currently anticipates incurring additional exit costs in the amount of approximately $800,000 (pre-tax), substantially all of which costs will be expensed as incurred in future periods in accordance with Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

OTHER MATTERS -- SELF EMPLOYED AGENCY DIVISION -- RESERVE ADJUSTMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the six months ended June 30, 2003, net cash provided by operations totaled approximately $87.6 million, compared to net cash provided by operations of $119.2 million in the corresponding period of 2002.

    As previously discussed (see "Recent Developments at Academic Management Services Corp." above), on July 31, 2003, UICI completed its contribution to the capital of AMS of cash in the amount of $48.25 million in accordance with the terms of the waiver and release agreements with the interested third parties to the AMS financings. UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of interest income, loans or dividends or other means, from its subsidiaries. At June 30, 2003, the Company at the holding company level held cash in the amount of $20.6 million. The Company generated additional cash to fund its $48.25 million obligations under the AMS waiver and release agreements from loans and dividends from offshore insurance subsidiaries, reimbursements under tax sharing agreements with subsidiaries and dividends from non-insurance subsidiaries.

    Payment by UICI of the capital contributions to AMS pursuant to the terms of the waiver and release agreements has had a material adverse effect upon the liquidity of the Company at the holding company level. Following payment by the Company to AMS of $48.25 million in accordance with the terms of the AMS waiver and release agreements, at July 31, 2003, the Company at the holding company level held approximately $8.0 million in cash. The Company currently anticipates that it will be able to fund its future estimated cash requirements at the holding company level with cash currently on hand and cash generated from the sources set forth above, plus dividends from regulated domestic insurance subsidiaries. However, there can be no assurance that the cash requirements at the holding company level will not exceed current estimates.

    The Company intends to adhere to its historical policy with regard to dividends from its regulated domestic insurance company subsidiaries. The Company's domestic insurance company subsidiaries have not paid cash dividends in 2003. These subsidiaries will be able to pay $39.1 million in cash dividends to the UICI holding company in December 2003 in the ordinary course of business without prior approval of the regulatory authorities. However, as has been its policy in the past, during the fourth quarter of 2003 the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI's practice of maintaining risk-based capital ratios at each of the Company's domestic insurance subsidiaries significantly in excess of minimum requirements. Historically, the Company has not received dividends from its regulated domestic insurance subsidiaries in the full amount that it could otherwise receive without prior regulatory approval.

    During the six months ended June 30, 2003, the Company reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $9.5 million at December 31, 2002 to $5.5 million at June 30, 2003.

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

    On August 7, 2003, AMS entered into a master repurchase facility with a financial institution, the obligations under which are partially (to the extent of $13.3 million) guaranteed by UICI, the holding company. The proceeds of the facility will be used by AMS from time to time to initially fund AMS' student loan originations. The repurchase facility provides for the purchase of student loans by the financial institution at 96% of par, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the repurchase facility reset on such date. The lender under the facility is committed to provide up to $150.0 million of financing. Amounts outstanding under the facility will bear interest at a variable annual rate of LIBOR plus 75 basis points and are secured by student loans made under the Federal Family Education Loan Program. The master repurchase facility terminates on August 31, 2003 and is subject to monthly extensions upon the mutual agreement of the financial institution and AMS.

    AMS has entered into a letter of intent, dated July 30, 2003, contemplating a forward commitment on the part of a financial institution to purchase from time to time pools of student loans guaranteed under the Federal Family Education Loan Program at a purchase price of 102.00% of the outstanding principal amount of such loans. The forward purchase commitment contemplated by the letter of intent is subject to execution and delivery of definitive documentation and other closing conditions, and there can be no assurance that such conditions will in fact be satisfied.

    During the three months ended June 30, 2003, the Company determined that additional contingent consideration in the amount of $15.0 million will be payable to the sellers of STAR Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its "STAR HRG" unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. See Note G of Notes to Consolidated Condensed Financial Statements. The contingent consideration is payable in October 2003, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing. The Company has not yet determined whether it will satisfy this obligation by the payment of cash or delivery of its 6.0% convertible subordinated notes.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth herein or incorporated by reference herein from the Company's filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the ability to resolve all of the collateral and reporting issues associated with AMS' securitized student loan financings, including compliance with waivers obtained from third parties with respect to such student loan financings; AMS' ability to prevent similar future occurrences; AMS' ability to meet future student loan funding obligations; the Company's ability to maintain adequate liquidity to satisfy its obligations; changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; health care reform; the ability to predict and effectively manage claims related to health care costs; and reliance on key management and adequacy of claim liabilities.

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

    The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that endorse the products and act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed ("NASE") and the Alliance for Affordable Services ("AAS"). The associations provide their membership with a number of endorsed benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association's master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as field service representatives on behalf of the associations, in which capacity the agents act as enrollers of new members for the associations and provide field support services, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the Chairman of the Company) provides administrative and benefit procurement services to the associations, and a subsidiary of the Company sells new membership sales leads to the enrollers and video and print services to the associations and to Specialized Association Services, Inc. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to endorse the Company's insurance products to their respective members are terminable by the Company and the associations upon not less than one year's advance notice to the other party.

    Recent articles in the press have been critical of association group coverage. In December 2002, the National Association of Insurance Commissioners
(NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company has also recently been named a party to several lawsuits challenging the nature of the relationship between the Company's insurance companies and the associations that have endorsed the insurance companies' health insurance products. While the Company believes it is providing association group coverage in full compliance with applicable law, changes in the relationship between the Company and the membership associations and/or changes in the laws and regulations governing so-called "association group" insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a "guaranteed issue" basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

    The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Accordingly, the Company has determined that, for the indefinite future, AMS will originate and sell student loans rather than originate and hold student loans in AMS' portfolio. Nevertheless, if and to the extent that AMS continues to hold student loans in its portfolio, profitability of the student loans will be affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company had approximately $167.2 million principal amount of PLUS loans outstanding at June 30, 2003. The fixed yield on PLUS loans was 4.86% and 6.79% for the twelve months ended June 30, 2003 and 2002, respectively, and was reset to 4.22% for the twelve months beginning July 1, 2003. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning July 1, 2003, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

Item 4 - Controls and Procedures

     As of June 30, 2003, the Company's management, including William J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation and except as disclosed in the following paragraphs, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, to information about the Company required to be included in periodic Securities and Exchange Commission filings. Except as disclosed in the following paragraphs, there have been no significant changes in the Company's internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of evaluation.

     As discussed above (see "Management's Discussion and Analysis of Liquidity and Results of Operations - Recent Developments at Academic Management Services Corp."), during July 2003 the Company became aware of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS. UICI has determined (and has so advised the Audit Committee of its Board of Directors and KPMG LLP, its independent auditors) that a significant deficiency in AMS' internal control over financial reporting detracted from AMS' ability to timely monitor and accurately assess the impact of certain transactions relating to AMS' securitized student loan financing facilities, as would otherwise be expected in an effective financial reporting control environment.

     The Audit Committee of UICI's Board of Directors, with the assistance of independent counsel, conducted an investigation into the matters and events leading to the announcement of the collateral shortfalls at AMS' student loan financing facilities. Based on that investigation, the Company believes that UICI's previously published consolidated financial statements have been fairly presented. Nevertheless, the Company and AMS have dedicated and will continue to dedicate resources to make corrections to the control deficiency at AMS. The

Company has taken immediate steps to better integrate AMS' financial reporting function and information reporting systems to assure that accurate and consistent information concerning AMS's student loan funding facilities is transmitted to interested parties in a timely fashion. In addition, on July 17, 2003 the former president of AMS was put on leave and relieved of all responsibilities pending the completion of AMS' and UICI's ongoing investigation into the matter, and on August 15, 2003, the employment of the former president of AMS was terminated.

     Notwithstanding the foregoing and as indicated in the certifications filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and the Principal Financial Officer have certified that, to the best of their knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of the dates, and for the periods presented, in this Report.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    The Company is a party to various material legal proceedings, all of which are described in Note J of Notes to the Consolidated Condensed Financial Statements included herein and in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002 under the caption "Item 3 - Legal Proceedings." The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company's financial condition or results of operations.

ITEM 2 - Changes in Securities and Use of Proceeds

    During the six months ended June 30, 2003, the Company issued 61,182 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 14, 2003. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

           NOMINEE                    IN FAVOR              WITHHELD
           -------                    --------              --------
Ronald L. Jensen                      39,505,393            1,702,946
Gregory T. Mutz                       39,400,659            1,807,680
William J. Gedwed                     33,250,697            7,957,642
Richard T. Mockler                    40,651,004              557,335
Stuart D. Bilton                      33,266,702            7,941,637
Patrick J. McLaughlin                 33,171,436            8,036,903
Glenn W. Reed                         39,511,164            1,697,175
Thomas P. Cooper, M.D.                40,651,854              556,485
Mural R. Josephson                    40,586,889              621,450

    The results of the voting on the appointment of auditors were as follows:

    Ratification of Appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

    The voters of the stockholders on this item were as follows:

              IN FAVOR                       OPPOSED              ABSTAINED
              --------                       -------              ---------
             40,774,929                      428,686                4,724

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         3.2(A)    --   Amended and Restated By-Laws of the Company, as amended
                        as of July 30, 2003


       10.72       --   EFG-II Waiver dated July 24, 2003, entered into by MBIA
                        Insurance Corporation, Bank One, National Association,
                        as successor to The First National Bank of Chicago, not
                        in its individual capacity but solely as Indenture
                        Trustee, Eligible Lender Trustee and EFG Eligible Lender
                        Trustee, EFG-II, LP, and Academic Management Services
                        Corp.

       10.73       --   EFG-III Waiver dated July 24, 2003, entered into by MBIA
                        Insurance Corporation, Fleet National Bank, Bank of
                        America, N.A., Bank One, National Association, as
                        successor to The First National Bank of Chicago, not in
                        its individual capacity but solely as Indenture Trustee
                        and Eligible Lender Trustee, EFG-II SPC-I, Inc.,
                        Academic Management Services Corp., and EFG Funding LLC

       10.74       --   EFG-IV Waiver dated July 24, 2003, entered into by MBIA
                        Insurance Corporation, Bank One, National Association,
                        EFG-IV, LP, and Academic Management Services Corp.

       10.75       --   AMS-I Waiver dated July 24, 2003, entered into by MBIA
                        Insurance Corporation, AMS-1 2002, LP, and Academic
                        Management Services Corp.

       10.76       --   Indenture Agreement dated May 8, 2003 among AMS-3 2003,
                        LP, as Issuer, and Bank One, National Association, as
                        Indenture Trustee and Eligible Lender Trustee

       10.77       --   Master Repurchase Agreement, dated as of August 7, 2003,
                        between Lehman Brothers Bank, FSB, and Academic
                        Management Services Corp.

       10.78       --   Guaranty and Warranty Agreement, dated as of August 7,
                        2003 made by UICI in favor of Lehman Brothers Bank, FSB

       10.79       --   Agreement between Student Loan Marketing Association,
                        Fleet National Bank (solely in its capacity as Trustee
                        for the AMS Education Loan Trust), and Academic
                        Management Services, Inc. dated July 1, 2000 and as
                        amended June 25, 2003 and July 29, 2003.

       10.80       --   Stock purchase agreement between Ronald L. Jensen and
                        Gregory T. Mutz

       10.81       --   Stock purchase agreement between UICI and Gregory T.
                        Mutz

       31.1        --   Principal Executive Officer's Certifications Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

       31.2        --   Principal Financial Officer's Certifications Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

       32          --   Certification Pursuant to 18 U.S.C. Section 1350
                        (Section 906 of Sarbanes-Oxley Act of 2002)

(b)  Reports on Form 8-K.

         1.   Current Report on Form 8-K dated April 30, 2003
         2.   Current Report on Form 8-K dated May 9, 2003
         3.   Current Report on Form 8-K dated May 23, 2003
         4.   Current Report on Form 8-K dated June 2, 2003
         5.   Current Report on Form 8-K dated July 21, 2003
         6.   Current Report on Form 8-K dated August 4, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UICI
                                  -----
                                  (Registrant)


Date:  August 19, 2003            /s/ William J. Gedwed
                                  ----------------------------------------
                                  William J. Gedwed, President,
                                  Chief Executive Officer and Director




Date:  August 19, 2003            /s/ Mark D. Hauptman
                                  ----------------------------------------
                                  Mark D. Hauptman, Vice President, Chief
                                  Accounting Officer and Chief Financial Officer