Form 10-Q
period 2003-09-30
UICI
filed 2003-11-14
CIK 773660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ------------- TO -------------
                          COMMISSION FILE NO. 001-14953

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,313,310 shares as of November 7, 2003.

                                      INDEX

                              UICI AND SUBSIDIARIES

                                                                                                            PAGE
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated condensed balance sheets-September 30, 2003 (unaudited) and December
                 31, 2002.............................................................................        3

                 Consolidated condensed statements of income (loss) (unaudited) - Three months
                 ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002..        4

                 Consolidated condensed statements of comprehensive income (loss) (unaudited) -
                 Three months ended September 30, 2003 and 2002 and nine months ended September 30,
                 2003 and 2002........................................................................        5

                 Consolidated condensed statements of cash flows (unaudited) - Nine months
                 ended September 30, 2003 and 2002....................................................        6

                 Notes to consolidated condensed financial statements (unaudited) - September 30,
                 2003.................................................................................        7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................       28

Item 3.          Quantitative and Qualitative Disclosures about Market Risk...........................       37

Item 4.          Controls and Procedures..............................................................       38

PART II.         OTHER INFORMATION                                                                           39

Item 1.          Legal Proceedings....................................................................       39

Item 2.          Changes in Securities and Use of Proceeds............................................       39

Item 6.          Exhibits and Reports on Form 8-K.....................................................       39

SIGNATURES............................................................................................       40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2003                2002
                                                                    -------------       ------------
                                                                     (UNAUDITED)
                             ASSETS
Investments
  Securities available for sale --
     Fixed maturities, at fair value (cost:
     2003--$1,189,631; 2002--$1,051,710).....................        $1,232,790          $1,088,126
     Equity securities, at fair value (cost:
     2003--$23,572; 2002--$52,526)...........................            67,793              81,240
  Mortgage and collateral loans..............................             6,090               7,322
  Policy loans...............................................            18,433              19,191
  Investment in Healthaxis, Inc. ............................                --               4,929
  Short-term investments.....................................            99,283             138,854
                                                                     ----------          ----------
         Total Investments...................................         1,424,389           1,339,662
Cash.........................................................            32,881              16,256
Student loans................................................            99,814              95,449
Restricted cash..............................................            47,219              77,777
Reinsurance receivables......................................            51,395              59,155
Due premiums and other receivables...........................            79,413              57,771
Investment income due and accrued............................            22,403              20,756
Federal income tax assets....................................             2,416               5,881
Deferred acquisition costs...................................            85,436              89,310
Goodwill and other intangible assets.........................            45,765              30,735
Property and equipment, net..................................            75,989              77,528
Other assets.................................................             8,950               8,451
AMS assets held for sale.....................................         1,910,245           1,842,773
                                                                     ----------          ----------
                                                                     $3,886,315          $3,721,504
                                                                     ==========          ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities
  Future policy and contract benefits........................        $  431,102          $  423,218
  Claims.....................................................           518,090             466,295
  Unearned premiums..........................................           143,295             121,750
  Other policy liabilities...................................            16,671              17,706
Accounts payable.............................................            22,031              18,098
Other liabilities............................................           118,977             125,149
Debt.........................................................             3,951               7,922
CFLD student loan credit facility............................           150,000             150,000
AMS liabilities held for sale................................         1,872,818           1,787,069
Net liabilities of discontinued operations, including reserve
   for losses on disposal....................................            28,495              19,247
                                                                     ----------          ----------
                                                                      3,305,430           3,136,454
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, par value $0.01 per share.................                --                  --
  Common stock, par value $0.01 per share....................               516                 509
  Additional paid-in capital.................................           254,907             236,082
  Accumulated other comprehensive income ....................            56,832              42,337
  Retained earnings..........................................           338,625             364,032
  Treasury stock, at cost....................................           (69,995)            (57,910)
                                                                     ----------          ----------
                                                                        580,885             585,050
                                                                     ----------          ----------
                                                                     $3,886,315          $3,721,504
                                                                     ==========          ==========

NOTE: The balance sheet data as of December 31, 2002 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                                  ----------------------    -----------------------
                                                                                     2003        2002          2003          2002
                                                                                  ---------    ---------    ----------     --------
REVENUE
  Premiums:
  Health (includes amounts received from related parties of $3,619 and $2,317 for the three months ended September 30, 2003 and 2002,
     respectively, and $8,939 and $5,673 for the nine months ended
     September 30, 2003 and 2002, respectively).................................  $ 395,809    $ 309,744    $1,135,235    $ 829,356
  Life premiums and other considerations........................................      7,953        7,924        23,991       23,397
                                                                                  ---------    ---------    ----------    ---------
                                                                                    403,762      317,668     1,159,226      852,753
  Investment income (includes amounts received from related parties of $9 and $2 for the three months ended September 30, 2003 and 2002, respectively, and $14 and $3 for the nine months ended September 30, 2003
   and 2002, respectively)......................................................     19,380       21,005        58,173       60,383
  Other income (includes amounts received from related parties of $343 and
   $1,927 for the three months ended September 30, 2003 and 2002, respectively and $3,051 and $7,244 for the nine months ended September
   30, 2003 and 2002, respectively).............................................     28,564       23,981        76,425       64,999
  Gains (losses) on investments.................................................      1,861         (398)        1,674       (6,231)
                                                                                  ---------    ---------    ----------    ---------
                                                                                    453,567      362,256     1,295,498      971,904
BENEFITS AND EXPENSES
  Benefits, claims, and settlement expenses.....................................    269,114      200,891       753,297      547,021
  Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $3,434 and $2,946 for the three months ended September
   30, 2003 and 2002, respectively and $9,086 and $17,319 for the nine months
   ended September 30, 2003 and 2002, respectively).............................    142,686      112,275       402,857      294,666
  Variable stock-based compensation expense (benefit)...........................     (1,211)       3,890        (1,663)      14,258
  Other expenses (includes amounts paid to related parties of $380 and $726 for the three months ended September 30, 2003 and 2002, respectively, and
   $783 and $2,493 for the nine months ended September 30, 2003 and 2002,
   respectively)................................................................     16,539       16,201        52,088       45,871
  Depreciation (includes expense on assets purchased from related parties of
   $557 and $438 for the three months ended September 30, 2003 and 2002, respectively, and $1,742 and $1,260 for the nine months ended September
   30, 2003 and 2002, respectively).............................................      3,606        3,579        12,296       10,887
  Interest expense..............................................................        332          193           771        1,276
  Interest expense--student loan credit facilities..............................        433          756         1,456        2,004
  Losses in Healthaxis, Inc. investment.........................................      1,266          796         2,211        8,895
                                                                                  ---------    ---------    ----------    ---------
                                                                                    432,765      338,581     1,223,313      924,878
                                                                                  ---------    ---------    ----------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
  FEDERAL INCOME TAXES..........................................................     20,802       23,675        72,185       47,026
  Federal income taxes..........................................................      6,996        7,875        24,876       14,965
                                                                                  ---------    ---------    ----------    ---------
INCOME FROM CONTINUING OPERATIONS...............................................     13,806       15,800        47,309       32,061

DISCONTINUED OPERATIONS
Income (loss) from operations (net of income tax benefit of $10,660 and
  $4,900 for the three months ended September 30, 2003 and 2002, respectively, and $13,547 and $3,100 for the nine months ended September
  30, 2003 and 2002, respectively)..............................................    (67,101)         422       (72,716)       1,970
                                                                                  ---------    ---------    ----------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         (53,295)      16,222       (25,407)      34,031
  Cumulative effect of accounting change (net of income tax benefit of
   $1,742 for the nine months ended September 30, 2002).........................         --           --            --       (5,144)
                                                                                  ---------    ---------    ----------    ---------
NET INCOME (LOSS)..............................................................  $  (53,295)   $  16,222    $  (25,407)   $  28,887
                                                                                  =========    =========    ==========    =========

Earnings (loss) per share:
  Basic earnings
   Income from continuing operations............................................  $    0.30    $    0.33    $     1.02    $    0.68
   Income (loss) from discontinued operations...................................      (1.45)        0.01         (1.57)        0.04
                                                                                  ---------    ---------    ----------    ---------
   Income (loss) before cumulative effect of accounting change..................      (1.15)        0.34         (0.55)        0.72
   Cumulative effect of accounting change.......................................         --           --            --        (0.11)
                                                                                  ---------    ---------    ----------    ---------
   Net income (loss)............................................................  $   (1.15)   $    0.34    $    (0.55)   $    0.61
                                                                                  =========    =========    ==========    =========
  Diluted earnings
   Income from continuing operations............................................  $    0.29    $    0.32    $     0.99    $    0.66
   Income (loss) from discontinued operations...................................      (1.40)        0.01         (1.52)        0.04
                                                                                  ---------    ---------    ----------    ---------
   Income (loss) before cumulative effect of accounting change..................      (1.11)        0.33         (0.53)        0.70
   Cumulative effect of accounting change.......................................         --           --            --        (0.11)
                                                                                  ---------    ---------    ----------    ---------
   Net income (loss)............................................................  $   (1.11)   $    0.33    $    (0.53)   $    0.59
                                                                                  =========    =========    ==========    =========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------------       -----------------------
                                                                2003            2002           2003           2002
                                                              --------        --------       --------       --------
Net income (loss).....................................        $(53,295)       $ 16,222       $(25,407)      $ 28,887

Other comprehensive income (loss):
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
   period.............................................          (5,789)          9,699         28,349         23,176
  Reclassification adjustment for losses included in
   net income (loss)..................................          (5,494)         (2,121)        (6,100)        (9,492)
                                                              --------        --------       --------       --------
      Other comprehensive income (loss) before tax....         (11,283)          7,578         22,249         13,684
  Income tax provision related to items of other
   comprehensive income (loss)........................           3,982          (2,652)        (7,754)        (4,786)
                                                              --------        --------       --------       --------
      Other comprehensive income (loss) net of tax
        provision.....................................          (7,301)          4,926         14,495          8,898
                                                              --------        --------       --------       --------
Comprehensive income (loss)...........................        $(60,596)       $ 21,148       $(10,912)      $ 37,785
                                                              ========        ========       ========       ========

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          -------------------------
                                                                                             2003            2002
                                                                                          ---------       ---------
OPERATING ACTIVITIES
   Net income (loss) ...............................................................      $ (25,407)      $  28,887
   Adjustments to reconcile net income to cash provided by operating activities:
    Increase in policy liabilities .................................................         86,779          64,453
    Increase in other liabilities and accrued expenses .............................         13,741          17,869
    Decrease (increase) in income taxes ............................................         (4,353)             99
    Decrease (increase) in deferred acquisition costs ..............................          4,181         (11,917)
    Increase in accrued investment income ..........................................         (1,647)           (902)
    Decrease (increase) in reinsurance and other receivables .......................        (20,559)         17,451
    Stock appreciation expense (benefit) ...........................................         (1,663)         15,812
    Depreciation and amortization ..................................................         23,548          20,188
    Losses in Healthaxis, Inc investment ...........................................          2,211           2,395
    (Gains) losses on sale of investments ..........................................         (1,674)          6,231
    Decrease in AMS net assets held for sale .......................................        116,296         124,061
    Amounts charged to loss on disposal of discontinued operations .................         (5,460)         (6,774)
    Other items, net ...............................................................         (1,849)         (2,910)
                                                                                          ---------       ---------
     Cash Provided by Operating Activities .........................................        184,144         274,943
                                                                                          ---------       ---------

INVESTING ACTIVITIES
   Increase in student loans .......................................................         (5,899)         (6,383)
   Increase in other investments ...................................................        (49,896)        (52,027)
   Decrease (increase) in restricted cash ..........................................          8,528         (41,762)
   Increase in AMS net assets held for sale ........................................       (133,114)       (330,771)
   Decrease (increase) in agents' receivables ......................................         15,727          (9,969)
   Proceeds from sale of subsidiary net of cash disposal of $701 in 2002 ...........             --           3,242
   Purchase of subsidiaries net of cash acquired of $2,649 in 2002 .................             --         (30,783)
   Increase in property and equipment ..............................................        (28,433)        (26,774)
                                                                                          ---------       ---------
     Cash Used in Investing Activities .............................................       (193,087)       (495,227)
                                                                                          ---------       ---------

FINANCING ACTIVITIES
   Deposits from investment products ...............................................          9,862          10,133
   Withdrawals from investment products ............................................        (18,364)        (18,413)
   Proceeds from CFLD student loan facility ........................................             --          50,000
   Repayment of debt ...............................................................         (3,972)        (15,568)
   Issue shares to Employee Stock Plan .............................................             --           3,292
   Exercise of stock options .......................................................          9,434          10,773
   Purchase of treasury shares .....................................................        (16,036)         (1,336)
   Exercise of Onward and Upward option ............................................             --         (10,129)
   Repayment of notes receivable from stock sale ...................................          1,582              --
   Decrease in AMS net assets held for sale ........................................         42,131         207,053
   Other items, net ................................................................            931           1,044
                                                                                          ---------       ---------
     Cash Provided by Financing Activities .........................................         25,568         236,849
                                                                                          ---------       ---------

     Net increase in Cash ..........................................................         16,625          16,565
     Cash and cash equivalents at Beginning of Period ..............................         16,256          13,142
                                                                                          ---------       ---------
     Cash and cash equivalents at End of Period ....................................      $  32,881       $  29,707
                                                                                          =========       =========


See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the "Company" or "UICI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Effective June 30, 2003, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Effective July 1, 2003, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

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

         The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                        ---------   -----------     -----------------------
                                                           2003          2002          2003          2002
                                                        ---------     ---------     ---------      --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported......................    $ (53,295)    $  16,222     $ (25,407)     $ 28,887
Add stock-based employee compensation expense
  included in reported net income, net of tax.......           42            55           126           165
Deduct total stock-based employee compensation
  expense determined under fair-value-based method
  for all rewards, net of tax.......................          (94)         (392)         (415)       (2,903)
                                                        ---------     ---------     ---------      --------
Pro forma net income (loss) ........................    $ (53,347)    $  15,885     $ (25,696)     $ 26,149
                                                        =========     =========     =========      ========

Earnings (loss) per share:
  Basic-as reported.................................    $   (1.15)    $    0.34     $   (0.55)     $   0.61
                                                        =========     =========     =========      ========
  Basic-pro forma...................................    $   (1.15)    $    0.33     $   (0.55)     $   0.55
                                                        =========     =========     =========      ========

  Diluted-as reported...............................    $   (1.11)    $    0.33     $   (0.53)     $   0.59
                                                        =========     =========     =========      ========
  Diluted-pro forma.................................    $   (1.11)    $    0.32     $   (0.53)     $   0.53
                                                        =========     =========     =========      ========

NOTE B - DISCONTINUED OPERATIONS

         For financial reporting purposes, the Company has classified as discontinued operations its former sub-prime credit card unit, its Special Risk Division, its Senior Market Division and its Academic Management Services Corp. ("AMS") subsidiary. The Company's results in the three and nine months ended September 30, 2003 included losses from discontinued operations in the amount of $(67.1) million and $(72.7) million, net of tax, respectively. For the three and nine months ended September 30, 2002, the Company's results from discontinued operations reflected income in the amount of $422,000 and $2.0 million (net of tax), respectively.

         As previously reported, on October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in AMS. (See Note C - Academic Management Services Corp.).

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

         For the three and nine months ended September 30, 2003, the Senior Market Division reported losses (net of tax) in the amount of $(161,000) and $(9.1) million, respectively, compared to losses of $(1.4) million and $(3.5) million in the three and nine months ended September 30, 2002, respectively. A significant portion of such losses in the three and nine months ended September 30, 2003 was attributable to a loss in the amount of $(5.5) million (net of tax) recognized upon sale, effective June 30, 2003, of the Company's interest in the agency through which the Company formerly marketed and distributed insurance products to the senior market.

NOTE C - ACADEMIC MANAGEMENT SERVICES CORP.

            On October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in Academic Management Services Corp. ("AMS"). The Company has estimated that the sale of AMS to Sallie Mae, when completed, will generate net cash proceeds to UICI of approximately $25.3 million. At closing, UICI will also receive uninsured student loan assets currently held by AMS' special purpose financing subsidiaries with a face amount of approximately $44.7 million (including accrued interest). The fair value of the uninsured loans is expected to be significantly less than the face amount of the loans.

         Closing of the transaction is anticipated to occur in November 2003 and is subject to satisfaction of several closing conditions, including expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. While the Company believes that it will be able to satisfy all conditions to closing, there can be no assurance that the conditions to closing will be satisfied or that the transaction contemplated by the definitive agreement will in fact be completed.

         The Company has classified AMS as a discontinued operation for financial reporting purposes as of September 30, 2003. Reflecting the fair market value of AMS implied by the proposed transaction with Sallie Mae, UICI recorded in the three and nine months ended September 30, 2003 a pre-tax loss (consisting of an estimated loss upon disposal of AMS and AMS' operating results in the periods) in the amount of $(77.5) million ($(66.9) million net of tax) and $(75.3) million ($(65.6) million net of tax), respectively. Exclusive of the estimated loss upon disposal of AMS in the amount of $(61.2) million (net of tax), in the three and nine months ended September 30, 2003 AMS reported operating losses (net of tax) in the amount of $(5.7) million and $(4.4) million, respectively, compared to operating income (net of tax) of $1.8 million and $5.4 million in the corresponding periods of the prior year.

         AMS historically financed its student loan origination activities through seven special purpose subsidiaries ("Special Purpose Subsidiaries") (EFG-II LP, EFG-III LP, EFG Funding LLC, EFG-IV LP, AMS-I 2002 LP, AMS-II 2002 LP and AMS-III 2003 LP), through which it has outstanding six secured student loan financing facilities that issue debt securities secured by student loans and other qualified collateral. At December 31, 2002 and September 30, 2003, AMS had indebtedness outstanding under such facilities in the aggregate amount of $1,644.9 million and $1,602.6 million, respectively. All such indebtedness issued by the AMS Special Purpose Subsidiaries is included in "AMS liabilities held for sale" on the Company's consolidated balance sheet; and all student loans pledged to secure such indebtedness and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are included in "AMS assets held for sale" on the Company's consolidated balance sheet.

         One of AMS' Special Purpose Subsidiaries (EFG-II LP) was liquidated in September 2003 when substantially all of the loans owned by the Special Purpose Subsidiary were sold (approximately $105.5 million of principal and accrued interest) and the associated debt was repaid. The Company recorded a net gain of $2.0 million from the liquidation of this facility.

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

         The financial institutions agreed to waive all existing defaults under the relevant financing documents with respect to EFG-III, LP and EFG Funding LLC (both of which are exclusively involved in the commercial paper program) until January 1, 2004, which date will be automatically extended for successive 90-day periods through September 30, 2004 if the outstanding amount of commercial paper is reduced to agreed-upon levels from its current outstanding amount (approximately $440.0 million). AMS agreed to partially address the under-collateralization problem by transferring to EFG-III, LP approximately $189 million of federally-guaranteed student loan and other assets that meet loan eligibility requirements under the financing documents and by transferring approximately $34.4 million of uninsured student loans that do not meet loan eligibility requirements under the financing documents. In addition, AMS agreed to contribute to EFG-III LP $46.5 million of the $48.25 million in cash contributed to AMS by UICI, either in the form of cash or federally guaranteed student loans. These various transfers by AMS eliminated the shortfall in collateral amount with respect to the EFG-III LP commercial paper conduit facility.

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

         Effective October 17, 2003, the interested parties agreed to extend the initial 90-day waiver period under the AMS-1 2002, LP waiver to February 6, 2004, unless (a) UICI failed to execute a purchase agreement with Sallie Mae on or before October 31, 2003 (in which case the waiver shall expire ten days thereafter) or (b) UICI fails to close a transaction with Sallie Mae on or before December 1, 2003 (in which case the waiver shall expire ten days thereafter). Effective October 17, 2003, the interested parties agreed to extend the initial 90-day waiver period under the EFG-IV, LP waiver to March 31, 2004, unless (a) UICI fails to execute a purchase agreement with Sallie Mae on or before October 31, 2003 (in which case the waiver shall expire ten days thereafter) or (b) UICI fails to close a transaction with Sallie Mae on or before December 1, 2003 (in which case the waiver shall expire ten days thereafter). As discussed above, on October 29, 2003, UICI executed a definitive agreement with Sallie Mae to sell AMS, and pursuant to the agreement Sallie Mae has agreed to assume responsibility for liquidating and terminating all of the remaining special purpose financing facilities through which AMS previously securitized student loans.

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

         On August 7, 2003, AMS entered into a master repurchase facility with a financial institution, the obligations under which are partially (to the extent of $13.3 million) guaranteed by the Company. The proceeds of the facility are used by AMS from time to time to initially fund AMS' student loan originations. The repurchase facility provides for the purchase of student loans by the financial institution at 96% of par, and the financial institution may put the student loans back to AMS on the last day of each month. AMS, in turn, has the right to require the financial institution to repurchase the student loans on such date, with the interest rate on the repurchase facility reset on such date. The lender under the facility is committed to provide up to $275.0 million of financing. Amounts outstanding under the facility will bear interest at a variable annual rate of LIBOR plus 75 basis points and are secured by student loans made under the Federal Family Education Loan Program. The master repurchase facility terminates on November 20, 2003 and is subject to monthly extensions upon the mutual agreement of the financial institution and AMS.

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

         Set forth below is a summary of the operating results of AMS for the nine months ended September 30, 2003 and 2002:

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2003                 2002
                                                       ---------           ----------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS)
Revenues:
  Student loan spread income:
     Interest income -- student loans............      $  41,122           $   51,454
     Interest expense -- student loans...........        (27,304)             (29,701)
                                                       ---------           ----------
       Net student loan spread income............         13,818               21,753
  Gain on sale of student loans..................          3,868                3,866
  Tuition payment program revenue:
     Fee income..................................          9,328                9,975
     Investment income on trust balances.........          1,577                2,899
                                                       ---------           ----------
       Total tuition payment program revenue.....         10,905               12,874
  Fee income -- loan servicing and other.........          8,914                9,595
                                                       ---------           ----------
       Net revenues:.............................         37,505               48,088
Operating expenses:
  Interest expense -- other indebtedness.........             40                   60
  Other operating expenses.......................         44,272               42,829
                                                       ---------           ----------
     Total operating expenses....................         44,312               42,889
                                                       ---------           ----------
     Income (loss) from operations...............         (6,807)               5,199
     Estimated loss from disposal................        (68,518)                  --
                                                       ---------           ----------
Total pre-tax income (loss)......................      $ (75,325)          $    5,199
                                                       =========           ==========

         Set forth below is a summary of the financial condition of AMS as of September 30, 2003 and December 31, 2002:

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2003            2002
                                                       -----------     -----------
                                                       (UNAUDITED)
                                                             (IN THOUSANDS)
Assets:
  Student loans..................................      $ 1,406,175     $ 1,335,540
  Cash...........................................            5,712          38,660
  Restricted cash................................          427,834         332,407
  Investment income due and accrued..............           40,664          38,371
  Other assets...................................           29,860          97,795
                                                       -----------     -----------
       Total assets..............................        1,910,245       1,842,773

Liabilities:
  Collections payable............................          205,979         155,908
  Other liabilities..............................           21,940          28,559
  Student loan credit facilities.................        1,644,899       1,602,602
                                                       -----------     -----------
     Total liabilities...........................        1,872,818       1,787,069
                                                       -----------     -----------
     Net assets held for sale....................      $    37,427     $    55,704
                                                       ===========     ===========

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

         AMS has a note payable in the outstanding principal amount of $1.5 million and $1.6 million at September 30, 2003 and December 31, 2002, respectively. The note bore interest at approximately 2.8% at September 30, 2003, matures on June 30, 2004, requires principal and interest payments quarterly and is secured by a first mortgage on real estate held by AMS. The note is classified on the Company's balance sheet under the caption "AMS liabilities held for sale."

NOTE D - INVESTMENT IN HEALTHAXIS, INC.

         At July 1, 2003, the Company held 26,382,702 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) ("HAI"), which at such date represented approximately 49.25% of the issued and outstanding shares of HAI. Effective September 30, 2003, the Company sold to Healthaxis, Inc. (HAXS: Nasdaq) ("HAI") its then entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company adopted FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment as of January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended September 30, 2002, the Company determined that goodwill recorded in connection with the acquisitions of AMS and Barron Risk Management Services ("Barron") was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). AMS is classified as a discontinued operation for financial reporting purposes at the end of the third quarter of 2003. The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142.

         Effective February 28, 2002, UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized premium of STAR HRG measured over the three-month period ended May 31, 2003. In June 2003, the Company recorded on its consolidated balance sheet the additional consideration plus interest from date of acquisition through May 31, 2003 ($16.1 million) as goodwill and established a corresponding liability reflecting the obligation to pay the additional consideration (see Note G).

         Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment as of September 30, 2003 and December 31, 2002:

                                                                      SEPTEMBER 30, 2003
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE       ACCUMULATED
                                                  GOODWILL           ASSETS         AMORTIZATION          NET
                                                  --------         ----------       ------------       --------
Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................          33,640             8,858            (2,525)          39,973
Life Insurance Division...................             552                --              (193)             359
                                                  --------          --------          --------         --------
                                                  $ 43,597          $  8,858          $ (6,690)        $ 45,765
                                                  ========          ========          ========         ========

                                                                       DECEMBER 31, 2002
                                                  -------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                     OTHER
                                                                   INTANGIBLE       ACCUMULATED
                                                  GOODWILL           ASSETS         AMORTIZATION         NET
                                                  --------         ----------       ------------       --------
Self Employed Agency Division.............        $  9,405          $     --          $ (3,972)        $  5,433
Group Insurance Division..................          17,513             8,858            (1,428)          24,943
Life Insurance Division...................             552                --              (193)             359
                                                  --------          --------          --------         --------
                                                  $ 27,470          $  8,858          $ (5,593)        $ 30,735
                                                  ========          ========          ========         ========

         Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisition of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred by the Company as its "STAR HRG" unit) completed in the three months ended March 31, 2002. (See Note G).

         Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

                            (IN THOUSANDS)
                            --------------
Remainder of 2003.....        $    365
2004..................           1,270
2005..................           1,082
2006..................             948
2007..................             722
2008 and thereafter...           1,946
                              --------
                              $  6,333
                              ========

NOTE F - DEBT

HOLDING COMPANY DEBT

         At September 30, 2003 and December 31, 2002, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $4.0 million and $7.9 million, respectively, all of which constituted indebtedness of the holding company.

         On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At September 30, 2003, the Company had no borrowings outstanding under the facility.

         On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the "Note Agreement"), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company was required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $4.0 million and $7.9 million at September 30, 2003 and December 31, 2002, respectively. The Company incurred $403,000 and $663,000 of interest expense on the notes in the nine months ended September 30, 2003 and 2002, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company's regulated insurance subsidiaries.

         In full payment of all contingent consideration payable in connection with UICI's February 2002 acquisition of STAR HRG, on November 10, 2003 UICI delivered to the sellers UICI's 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. The subordinated notes are convertible into UICI Common Stock at a conversion price of $20.06 per common share. See Note G of Notes to Condensed Consolidated Financial Statements.

STUDENT LOAN DEBT

         At each of September 30, 2003 and December 31, 2002, the Company, through its former College Fund Life Division, had outstanding an aggregate of $150.0 million of indebtedness issued by a special purpose entity ("Special Purpose Subsidiary") under a secured student loan credit facility. The accounts of the Company's Special Purpose Subsidiary are included in the Company's Consolidated Financial Statements. At September 30, 2003 and

December 31, 2002, the indebtedness issued by the Special Purpose Entity was secured by privately guaranteed and alternative (i.e., non-federally guaranteed) student loans and by a pledge of cash, cash equivalents and other qualified investments. All such indebtedness issued by the Special Purpose Subsidiary is reflected as student loan indebtedness on the Company's consolidated balance sheet; all such student loans pledged to secure such indebtedness are reflected as student loan assets on the Company's consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company's consolidated balance sheet.

         The notes represent obligations solely of the Special Purpose Entity and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the College Fund Life Division structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded no gain on sale of the assets transferred to the Special Purpose Entity and, on a consolidated basis, the Company continues to carry on its consolidated balance sheet the alternative student loans ($99.6 million and $95.2 million principal amount at September 30, 2003 and December 31, 2002, respectively) and cash and cash equivalents held by the Special Purpose Entity ($44.9 million and $48.2 million at September 30, 2003 and December 31, 2002, respectively, classified as restricted cash) and the associated indebtedness ($150.0 million and $150.0 million at September 30, 2003 and December 31, 2002, respectively, which is included on the Company's consolidated balance sheet as student loan credit facility) arising from the transaction.

         During the three months ended September 30, 2003 and 2002, the Company incurred total interest on borrowings associated with the College Fund Life Division securitization in the amount of $433,000 and $756,000, respectively.

At December 31, 2002 and September 30, 2003, AMS had indebtedness outstanding under six secured student loan financing facilities that issue debt securities secured by student loans and other qualified collateral in the aggregate outstanding amount of $1,644.9 million and $1,602.6 million, respectively. All such indebtedness is included in "AMS liabilities held for sale" on the Company's consolidated balance sheet. See Note C of Notes to Condensed Consolidated Financial Statements for additional information concerning AMS securitized student loan facilities.

NOTE G - ACQUISITIONS AND DISPOSALS

         In February 2002 UICI acquired STAR HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the amount of annualized premium of STAR HRG measured over the three-month period ended May 31, 2003. The contingent consideration was established as an amount not to exceed $15.0 million and is payable, at the Company's option, in cash or by delivery of UICI's 6.0% convertible subordinated notes due March 1, 2012 plus, in each case, interest payable in cash computed at a rate of 6% from the initial closing. UICI and the sellers of STAR determined that the full contingent consideration of $15.0 million was payable during the three months ended June 30, 2003. In full settlement of the contingent portion of the purchase price, on November 10, 2003, the Company issued to the sellers UICI's 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. The subordinated notes are convertible into UICI Common Stock at a conversion price of $20.06 per common share.

         In connection with the acquisition, in the first quarter of 2002 the Company recorded non-amortizable goodwill in the amount of $17.5 million and amortizable intangible assets in the amount of $8.9 million. During the three months ended June 30, 2003, the Company recorded on its consolidated balance sheet the additional consideration plus interest from date of acquisition through May 31, 2003 ($16.1 million) as goodwill and established a corresponding liability reflecting the obligation to pay the additional contingent consideration. In the period commencing June 1, 2003 through September 30, 2003, the Company recorded $300,000 of interest expense related to this contingent consideration.

NOTE H - INCOME TAXES

         The Company's effective tax rate on continuing operations for the three and nine month periods ended September 30, 2003 was 33.6% and 34.5%, respectively, compared to 33.3% and 31.8% respectively, in the corresponding 2002 periods. Comparable low-income housing tax credits for 2003 and 2002, when expressed as a percentage of each year's anticipated taxes, resulted in a lower effective tax rate for the nine-months ended September 30, 2002 compared to the corresponding 2003 period.

         The tax benefit on the losses from discontinued operations for the 2003 periods varied from the expected benefit (at the statutory rate of 35%) primarily as a result of the non-deductible portion of the AMS impairment charge. For the 2002 periods, the tax benefit is primarily attributable to the release of a valuation allowance associated with the net operating loss carryforward of AMS.

NOTE I - EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ----------------------------         ----------------------------
                                                          2003              2002               2003              2002
                                                       ----------        ----------         ----------        ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) available to common shareholders:
  Income from continuing operations available to
   common shareholders.........................        $   13,806        $   15,800         $   47,309        $   32,061
  Income (loss) from discontinued operations...           (67,101)              422            (72,716)            1,970
                                                       ----------        ----------         ----------        ----------
  Income (loss) before cumulative effect of
   accounting change...........................           (53,295)           16,222            (25,407)           34,031
  Cumulative effect of accounting change.......                --                --                 --            (5,144)
                                                       ----------        ----------         ----------        ----------
  Net income (loss)............................        $  (53,295)       $   16,222         $  (25,407)       $   28,887
                                                       ==========        ==========         ==========        ==========
Weighted average shares outstanding -- basic
  earnings (loss) per share....................            46,396            47,874             46,487            47,437
Effect of dilutive securities:
Employee stock options and other shares........             1,528               667              1,490             1,417
                                                       ----------        ----------         ----------        ----------
Weighted average shares outstanding -- dilutive
  earnings (loss) per share....................            47,924            48,541             47,977            48,854
                                                       ==========        ==========         ==========        ==========
Basic earnings (loss) per share
  From continuing operations...................        $     0.30        $     0.33         $     1.02        $     0.68
  From discontinued operations.................             (1.45)             0.01              (1.57)             0.04
                                                       ----------        ----------         ----------        ----------
   Income (loss) before cumulative effect of
     accounting change.........................             (1.15)             0.34              (0.55)             0.72
  Cumulative effect of accounting change.......                --                --                 --             (0.11)
                                                       ----------        ----------         ----------        ----------
  Net income (loss)............................        $    (1.15)       $     0.34         $    (0.55)       $     0.61
                                                       ==========        ==========         ==========        ==========
Diluted earnings (loss) per share
  From continuing operations...................        $     0.29        $     0.32         $     0.99        $     0.66
  From discontinued operations.................             (1.40)             0.01              (1.52)             0.04
                                                       ----------        ----------         ----------        ----------
  Income (loss) before cumulative effect of
   accounting change...........................             (1.11)             0.33              (0.53)             0.70
  Cumulative effect of accounting change.......                --                --                 --             (0.11)
                                                       ----------        ----------         ----------        ----------
  Net income (loss)............................        $    (1.11)       $     0.33         $    (0.53)       $     0.59
                                                       ==========        ==========         ==========        ==========

NOTE J - LEGAL PROCEEDINGS

         The Company is a party to the following material legal proceedings:

ASSOCIATION GROUP LITIGATION

Introduction

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

Mississippi Individual Litigation

         The MEGA Life and Health Insurance Company (a wholly owned subsidiary of the Company) ("MEGA") is currently a defendant in eight separate lawsuits in Mississippi (Tomlin et al. v. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi; Bailey et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi; Bishop v. John

Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; Clark, et al. v. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi; Webster, et al. v. The MEGA Life and Health Insurance Company, et al., filed on June 18, 2003 in the Circuit Court of the First Judicial District of Chickasaw County, Mississippi; Mathis et al. v. MEGA Life and Health Insurance Company, et al. filed on October 2, 2003 in the Circuit Court of the First Judicial District of Hinds County, Mississippi; and McCommon, et al. v. MEGA Life and Health Insurance Company, et al., filed on May 23, 2003, in the Circuit Court for Hinds County, et al. Mississippi).

         Each of the Mississippi cases contains certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), the membership association that has endorsed MEGA's health insurance products. Plaintiffs specifically allege, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that the NASE is an independent entity; that in fact the NASE and MEGA are "under common ownership and control;" that the benefits of the NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship; and that the arrangement was intended to allow MEGA to eliminate insureds with health problems from its block of business by raising premiums. Plaintiffs demand punitive and economic damages in an indeterminate amount, including excess premiums, association dues and charges, administrative fees, and accrued interest.

         The Tomlin, Bailey, Pride, Bishop, Clark, Webster and McCommon cases have been removed to the United States District Court for the Northern District of Mississippi. The plaintiffs in the Tomlin, Bailey, Pride and Bishop cases have moved to remand the matters to state court. MEGA has moved to dismiss the Tomlin, Bailey, Bishop and Pride cases, but has not answered or otherwise responded in the Clark, Webster, Mathis or McCommon cases. No discovery has been undertaken in any of the cases.

Mississippi Class Action Litigation

         UICI, MEGA and UICI Marketing, Inc. have been named in a purported nationwide class action suit filed on October 30, 2003 in federal court (Eugene
A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed et al, pending in the United States District Court for the Northern District of Mississippi, Eastern Division). Plaintiffs have alleged, among other things, that the relationship between NASE and MEGA constitutes an improper marketing scheme devised by the defendants to sell insurance, and that the "scheme" involves the non-disclosure of relationships between the defendants, the undisclosed transfer of association membership dues and fees to MEGA, and the utilization of "teaser rates" that are artificially low and established at an amount below that which would be actuarially recommended. Plaintiff, individually and on behalf of similarly situated class members, has asserted several causes of action, including fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment and violation of state deceptive and trade practice acts. Plaintiffs seek declaratory judgment, injunctive, and other equitable relief. UICI, MEGA and UICI Marketing have not been formally served or otherwise pled or responded in the case.

California Litigation

         As previously disclosed, UICI and Mid-West National Life Insurance Company of Tennessee (a wholly owned subsidiary of the Company) ("Mid-West") have been named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff has alleged, among other things, that defendants have engaged in illegal marketing practices in connection with the sale of health insurance. The plaintiff has asserted several causes of action, including breach of contract, violation of California Business and Professions Code
Section 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003, the Correa case was removed to the United States District Court for the Central District of California. The Company has moved to dismiss plaintiff's second amended complaint or, in the alternative, to require the Plaintiff to state the particulars of the alleged fraud and to strike certain portions of the complaint as inconsistent with California law. A hearing on such motions is scheduled for November 24, 2003.

         As previously disclosed, UICI, MEGA, and Mid-West were named as defendants in an action filed on April 22, 2003 (Lacy v. The MEGA Life and Health Insurance Company, et al.) in Superior Court of California, County of Alameda, Case No. RG03-092881. Plaintiff, purportedly on behalf of the "general public," has alleged that all of the defendants are under common control and operate as a unified business arrangement established for the purpose of, among other things, generating profits through association dues and bypassing and circumventing more stringent state insurance regulations applicable to other California insurance companies. Plaintiff has further alleged that defendants have knowingly and intentionally failed to disclose the common ownership and control of the defendant group, the amount and character of association dues administrative fees and other costs of obtaining insurance from MEGA and Mid-West and that initial premium rates are below the amount actuarially calculated for the purpose of inducing purchases of MEGA and Mid-West policies. Plaintiffs assert that defendants' actions constitute a violation of California Business and Professions Code Section 17200, for which plaintiff is entitled to injunctive, disgorgement, and monetary relief in an unspecified amount.

         The Lacy case was removed on June 18, 2003 to the United States District Court for the Northern District of California. The Company moved to dismiss the case on July 15, 2003. The plaintiffs filed a motion to remand the case to state court on August 15, 2003. The Court has taken both motions under advisement. The Company also recently filed a motion requesting transfer to the Central District of California for coordination with the Correa matter.

         As previously disclosed, UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Startup et al. v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476). Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between Alliance and Mid-West constitutes an illegal marketing "scheme" and asserted several causes of action, including breach of contract, violation of California Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 28, 2003, the Court granted defendants' motion to compel arbitration and stayed the case pending arbitration.

         UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune, et. al. v. UICI, et al.), in the Superior Court of the State of California, County of San Bernadino, Case No. RCV 074062. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between Alliance and Mid-West constitutes an illegal marketing "scheme" and asserted several causes of action, including breach of contract, violation of California Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On September 16, 2003, UICI and Mid-West removed the Portune case to the United States District Court, Central District of California, Eastern Division. On October 15, 2003, the matter was transferred to the Western Division of the Central District of California on the grounds that the case is related to the Correa matter. On October 15, 2003, the Plaintiffs also moved to remand the case to state court. On October 14, 2003, the Company moved to dismiss the Complaint, or in the alternative, to require the plaintiffs to state the particulars of the alleged fraud and strike certain portions of the Complaint as inconsistent with California law.

         On September 26, 2003, UICI and MEGA were named as cross defendants in a lawsuit initially filed on July 30, 2003 (Retailers' Credit Association of Grass Valley, Inc. v. Henderson, et al. v. UICI, et al. pending in the Superior Court of the State of California for the County of Nevada, Case No. L69072). In the suit, cross-plaintiffs allege, among other things, that UICI and MEGA breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a MEGA policy issued to plaintiffs and that UICI and MEGA failed to properly disclose the relationship between MEGA and the NASE. Cross plaintiffs have asserted several causes of action, including breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code Section 17200, and negligent and intentional misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount and allege that MEGA denied insurance claims in an amount exceeding $158,000.

         UICI and MEGA were named as defendants in a lawsuit filed on October 29, 2003 (Dan Liebscher v. UICI, The MEGA Life and Health Insurance Company, National Association for the Self Employed, et al pending in the Superior Court of the State of California, County of Los Angeles, Case No. BC 305194). Plaintiffs have alleged, among other things, that the failure to disclose the relationship between MEGA and NASE served to fraudulently induce plaintiff into joining NASE in order to acquire a health insurance policy and that UICI and MEGA breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a MEGA policy issued to plaintiffs. Plaintiffs have asserted several causes of action, including breach of contract, violation of California

Business and Professions Code Section 17200, false advertising, and negligent and intentional misrepresentation. Defendants have not responded or otherwise pled in the case.

Texas Litigation

         As previously disclosed, UICI and MEGA have been named as defendants in a purported class action suit filed on April 22, 2003 (Garcia v. UICI, et al.) in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135. Plaintiff, on behalf of himself and a purported class of similarly situated individuals, has asserted, among other things, that MEGA, NASE Group Trust and NASE are under common control and ownership and operate as a "unified business arrangement" which is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs have alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further allege conversion and breach of contract, for which they have asked for a return of all association dues and administrative fees collected by the defendants. MEGA, UICI, and NASE responded to initial written discovery requests. Neither UICI nor MEGA has answered or otherwise responded in the case. The Garcia case was removed on July 18, 2003 to the United States District Court for the Southern District of Texas, McAllen Division. The Plaintiffs have moved to remand the case back to state court.

Oklahoma Litigation

         As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on May 2, 2003 (Grigsby, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Oklahoma County, Oklahoma, Case No. CJ-2003-3759. Plaintiffs have alleged that the defendants defrauded them into purchasing a health insurance policy and an association membership and that MEGA acted in bad faith and in breach of its contractual obligations in processing their health claims. Plaintiffs further allege that the defendants knowingly misrepresented, among other things, their relationship with the NASE and that plaintiffs were purchasing "true group insurance." Plaintiffs seek actual and punitive damages. UICI and MEGA moved to dismiss the case on July 16, 2003.

In Re Association Group Insurance Litigation

         On September 22, 2003, UICI, MEGA, and Mid-West petitioned the Judicial Panel on Multidistrict Litigation to transfer and consolidate the Garcia, Grigsby, Portune, Correa, Bishop, Lacy, Tomlin, Bailey, Pride, Clark, and Webster cases for purposes of discovery and other pre-trial matters (In re Association Group Insurance Litigation, MDL Docket No. 1578). UICI requested transfer to the United States District Court for the Northern District of Texas. The Correa, Portune, Garcia, Lacy, Bailey, and Tomlin plaintiffs have opposed the motion to transfer and consolidate on the grounds that the underlying cases did not have common fact and legal issues and that transfer and consolidation would be inefficient and more costly. The Webster, Clark, Bishop, and Pride plaintiffs, the NASE, and the Alliance for Affordable Services joined in the motion to transfer and consolidate.

Idaho Litigation

         The Company and Mid-West are currently named as defendants in five pending suits in Idaho state court (Skinner, et al. v. Mid-West, UICI, et al., and Hansen v. Mid-West, UICI, et al., each filed on August 22, 2002 in pending in the District Court for the County of Lemhi, Idaho; and Petersen, et al. v. Mid-West, et al., filed on August 2, 2002, Murphy, et al. v. Mid-West, et al., filed January 25, 2002, and Graybeal, et al. v. Mid-West, et al., filed December 20, 2002, each pending in the District Court for the County of Twin Falls, Idaho).

         Plaintiffs in the Skinner and Hansen cases allege that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies and that they have not been paid on claims submitted pursuant to those policies. Plaintiffs in Skinner and Hansen claim damages, including punitive damages, and attorneys' fees. The Company moved for partial summary judgment with respect to plaintiffs' breach of contract and bad faith claims in both cases. Mid-West also filed motions to dismiss certain of the plaintiffs' claims in both cases. Those motions are pending before the Court. Mid-West answered the complaints on September 30, 2002. Discovery has commenced in each case, and both cases are currently scheduled for trial in August 2004.

         Plaintiffs in Peterson, Murphy, and Graybeal allege, among other things, that the Mid-West policies they purchased were of a lesser quality than represented and that they have not been paid for certain claims submitted under the policies. Plaintiffs in Peterson purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys' fees. The Idaho Supreme Court recently ruled that the Murphy plaintiffs were not required to arbitrate their disputes with Mid-West. Both the Petersen and Murphy cases are currently stayed. Mid-West has not answered the complaint in either Petersen or Murphy. Mid-West answered the complaint in Graybeal on March 24, 2003. Discovery has commenced in Graybeal, and trial is currently scheduled to begin in October 2004.

         The Company believes that plaintiffs' claims in all of these cases are without merit, and the Company intends to vigorously contest the claims.

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

         The Company's insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments, and state insurance departments have also periodically conducted and continue to conduct periodic financial and market conduct examinations of UICI's insurance subsidiaries. As of September 30, 2003, either or both MEGA and Mid-West were subject to ongoing market conduct examinations in 12 states. State insurance regulatory agencies have broad authority to levy monetary fines and penalties resulting from findings made during the course of such financial and market conduct examinations. Historically, the Company's insurance subsidiaries have from time to time been assessed such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on the results of operations or financial condition of the Company.

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

NOTE K - RELATED PARTY TRANSACTIONS

SALE OF HEALTHAXIS, INC. EQUITY STAKE

         Effective September 30, 2003, the Company sold to Healthaxis, Inc. ("HAI") its 49.25% equity interest in HAI for a sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by an unsecured promissory note issued by HAI to the Company in the principal amount of $3.4 million. The note will be amortized by credits against amounts otherwise payable by UICI for data and imaging services provided from time to time by Healthaxis Imaging Services (a subsidiary of HAI), to The MEGA Life and Health Insurance Company, in accordance with an existing service agreement. The note has a three year term and is payable monthly in the amount of 50% of the service fees due pursuant to the service agreement or $65,000 per month, whichever is greater. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

RICHLAND STATE BANK TRANSACTION

         Richland State Bank ("RSB") is a state-chartered bank in which Ronald
L. Jensen (the Company's Chairman) holds a 100% equity interest. In accordance with the terms of a loan origination agreement with Academic Management Services Corp., RSB has historically provided to AMS certain loan origination and underwriting services with respect to an AMS student loan program for students in post-secondary education (primarily graduate health curricula). In accordance with the origination agreement, RSB originated the student loans and resold such loans to AMS at par plus an origination fee of 31 basis points (0.31%). In addition, the agreement provided that AMS was required to prefund all loans originated by RSB by depositing on account at RSB cash sufficient to fund the loans. All obligations of AMS under the loan origination agreement have been guaranteed by UICI.

         Following announcement of collateral deficiencies at AMS in July 2003, AMS terminated the uninsured alternative student loan program for which RSB acts as originator. However, loans and loan commitments in process prior to July 16, 2003 have been and will continue to be funded. In an effort to free up cash to be used for operations at AMS, on September 25, 2003, AMS and RSB entered into an amendment to the loan origination agreement, pursuant to which RSB has agreed to release to AMS restricted cash on deposit (approximately $2.0 million) and hold the student loans until December 31, 2003 (in the case of fully funded loans) and May 20, 2004 (in the case of second disbursements).

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

         In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the initial sale agreement governing the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA -- Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. During the year ended December 31, 2002 and nine months ended September 30, 2003, the Company paid to SIR the amount of $1.9 million and $2.9 million, respectively, pursuant to this override arrangement.

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

PURCHASE OF MINORITY INTEREST IN U.S. MANAGERS LIFE INSURANCE LTD.

         As previously disclosed, UICI formerly held a 79% equity interest in U.S. Managers Life Insurance Company Ltd, a Turks and Caicos Islands domiciled insurer ("U.S. Managers"). The remaining 21% minority interest in U.S. Managers was held by Onward and Upward, Inc. ("OUI"), a corporation owned by the adult children of Ronald L. Jensen (the Company's Chairman). The shares held by OUI were subject to the terms of a Stock Agreement, dated as of January 3, 1992, as amended (the "Stock Agreement"), between UICI and OUI, pursuant to which OUI had a put, and UICI had a corresponding obligation to purchase, the minority interest in U.S. Managers at a formula price generally equal to the cost of such minority interest plus (or minus) cumulative earnings (losses) of U.S. Managers.

         OUI notified UICI of its intent to exercise its put and sell its 21% minority interest in U.S. Managers at the formula price calculated as of July 31, 2003, and UICI and OUI entered into a Purchase Agreement governing the terms of the exercise of the put and sale to UICI of the minority interest. In accordance with the terms of the Purchase Agreement, on August 26, 2003, UICI purchased the 21% minority interest in U.S. Managers from OUI for a purchase price of $863,000, representing the formula price at July 31, 2003.

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

TRANSFER OF MINORITY INTEREST IN SUNTECH PROCESSING SYSTEMS, LLC

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

NOTE L - SEGMENT INFORMATION

         The Company's operating segments included in operations are: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's recently-acquired STAR HRG business unit effective February 28, 2002), and the Life Insurance Division (formerly the Company's OKC Division, which includes the Company's College Fund Life Division), (ii) Financial Services, which included (until its sale effective September 30, 2003) the Company's investment in Healthaxis, Inc., and
(iii) Other Key Factors.

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

         Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      ------------------------    ----------------------
                                                         2003           2002        2003          2002
                                                      ----------     ---------    ---------      -------
                                                                        (IN THOUSANDS)
Revenues
  Insurance:
   Self Employed Agency Division...............        $344,999       $273,794    $  982,715       $741,158
   Group Insurance Division....................          87,730         65,406       254,031        164,676
   Life Insurance Division.....................          16,295         17,773        48,188         56,385
                                                       --------       --------    ----------       --------
                                                        449,024        356,973     1,284,934        962,219
                                                       --------       --------    -----------      --------
  Other Key Factors............................           4,557          5,283        11,118          9,685
  Intersegment Eliminations....................             (14)            --          (554)            --
                                                       --------       --------    ----------      ---------
Total revenues from continuing operations......        $453,567       $362,256    $1,295,498      $ 971,904
                                                       ========       ========    ==========      =========

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ----------------------        ----------------------
                                                                  2003           2002           2003           2002
                                                                 -------        -------        -------        -------
                                                                                   (IN THOUSANDS)
Income (loss) from continuing operations before federal
  income taxes:
  Insurance:
   Self Employed Agency Division........................        $ 32,517        $23,128        $80,819        $58,547
   Group Insurance Division.............................         (12,075)         3,030         (3,969)         8,088
   Life Insurance Division..............................            (296)         1,243         (3,196)         6,675
                                                                --------        -------        -------        -------
                                                                  20,146         27,401         73,654         73,310
                                                                --------        -------        -------        -------

 Financial Services:
   Losses in Healthaxis, Inc. investment................          (1,266)          (796)        (2,211)        (8,895)
                                                                --------        -------        -------        -------
                                                                  (1,266)          (796)        (2,211)        (8,895)
                                                                --------        -------        -------        -------

 Other Key Factors:
   Investment income on equity, realized gains and losses,
    general corporate expenses and other (including
    interest expense on non-student loan indebtedness)..             711            960           (921)        (3,131)
   Variable stock-based compensation (expense) benefit..           1,211         (3,890)         1,663        (14,258)
                                                                --------        -------        -------        -------
                                                                   1,922         (2,930)           742        (17,389)
                                                                --------        -------        -------        -------
Total income from continuing operations before federal
  income taxes..........................................        $ 20,802        $23,675        $72,185        $47,026
                                                                ========        =======        =======        =======

                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      2003                2002
                                                  -------------       -------------
                                                           (IN THOUSANDS)
Assets
  Insurance:
   Self Employed Agency Division...........       $     742,140       $     665,938
   Group Insurance Division................             223,122             152,858
   Life Insurance Division.................             612,280             630,238
                                                  -------------       -------------
                                                      1,577,542           1,449,034
                                                  -------------       -------------
  Financial Services:
   AMS assets held for sale................           1,910,245           1,842,773
   Investment in Healthaxis, Inc...........                  --               4,929
                                                  -------------       -------------
                                                      1,910,245           1,847,702
  Other Key Factors:
   General corporate and other.............             398,528             424,768
                                                  -------------       -------------
Total assets...............................       $   3,886,315       $   3,721,504
                                                  =============       =============

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

         Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate 2.00%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.58; and a weighted-average expected life of the option of 3.00 years. The weighted average grant date fair value per share of stock options issued in 2003 was $4.54. The weighted-average assumptions for 2002: risk-free interest rate 3.53%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.65; and a weighted-average expected life of the option of 4.26 years. The weighted average grant date fair value per share of stock options issued in 2002 was $4.46.

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

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                            -----------------------   ------------------------
                                                               2003         2002         2003          2002
                                                            ----------   ----------   ----------    ----------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Pro forma income (loss):
  Income from continuing operations.....................    $   13,754   $   15,463   $   47,020    $   29,323
  Income (loss) from discontinued operations............       (67,101)         422      (72,716)        1,970
  Loss from cumulative effect of accounting change......            --           --           --        (5,144)
                                                            ----------   ----------   ----------    ----------
    Net income..........................................    $  (53,347)  $   15,885   $  (25,696)   $   26,149
                                                            ==========   ==========   ==========    ==========
Pro forma earnings (loss) per common share:
  Basic earnings:
   Income from continuing operations....................    $     0.30   $     0.32   $     1.02    $     0.62
   Income (loss) from discontinued operations...........         (1.45)        0.01        (1.57)         0.04
   Loss from cumulative effect of accounting change.....            --           --           --         (0.11)
                                                            ----------   ----------   ----------    ----------
    Net income (loss)...................................    $    (1.15)  $     0.33   $    (0.55)   $     0.55
                                                            ==========   ==========   ==========    ==========
  Diluted earnings:
   Income from continuing operations....................    $     0.29   $     0.31   $     0.98    $     0.60
   Income (loss) from discontinued operations...........         (1.40)        0.01        (1.51)         0.04
   Loss from cumulative effect of accounting change.....            --           --           --         (0.11)
                                                            ----------   ----------   ----------    ----------
    Net income (loss)...................................    $    (1.11)  $     0.32   $    (0.53)   $     0.53
                                                            ==========   ==========   ==========    ==========

NOTE N - EMPLOYEE AND AGENT STOCK ACCUMULATION PLANS

UICI EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN

         The Company maintains for the benefit of its and its subsidiaries' employees the UICI Employee Stock Ownership and Savings Plan (the "Employee Plan").

         During the three and nine months ended September 30, 2002, the Company recorded an expense of $2.5 million and $5.7 million, respectively, related to stock appreciation expense with respect to the Employee Plan. This expense represented the incremental compensation expense associated with the allocation to participants' accounts during the respective period of shares, previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share ("$5.25 ESOP Shares") to fund the Company's matching and supplemental contributions to the ESOP. The allocated $5.25 ESOP Shares were considered outstanding for purposes of the computation of earnings per share. The Employee Plan initially purchased in 2000 an aggregate of 1,610,000 $5.25 ESOP Shares, and as of December 31, 2002 all such shares had been allocated to participants' accounts. During the fourth quarter of 2002, the Company allocated the remaining unallocated shares to participants' accounts.

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

         For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans under EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection with Selling Goods and Services," by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company's common stock, and the Company's estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three months ended September 30, 2003 and 2002, the Company recorded total compensation expense associated with these agent plans in the amount of $(1.2) million and $(3.0) million, respectively, of which a $1.2 million benefit and $(1.3) million expense, respectively, represent the non-cash stock based compensation associated with the adjustment to the liability for future unvested benefits. For the nine months ended September 30, 2003 and 2002, the Company recorded total compensation expense associated with these agent plans in the amount of $(5.8) million and $(11.9) million, respectively, of which a $1.7 million benefit and $(7.1) million expense, respectively, represented the non-cash stock based compensation benefit (expense) associated with the adjustment to the liability for future unvested benefits.

         At December 31, 2002, the Company had recorded approximately 1.9 million unvested matching credits associated with the Agent Plans, of which 697,000 vested in January 2003. At September 30, 2003, the Company had recorded approximately 1.8 million unvested matching credits.

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

         Following is a summary of the Company's quarterly segment results for the year ended December 31, 2002, adjusted to reflect the allocation to the Company's operating business segments of certain general expenses relating to corporate operations as discussed above:

                                                                             THREE MONTHS ENDED
                                                          MAR 31,      JUN 30,      SEP 30,      DEC 31,      TOTAL
                                                           2002         2002         2002         2002        2002
                                                        ---------    ---------    ---------    ---------    ---------
                                                                               (IN THOUSANDS)
Income (loss) from continuing operations before
  federal income taxes:
  Insurance:
   Self Employed Agency Division..................      $  15,748    $  19,671    $  23,127    $  25,647    $  84,193
   Group Insurance Division.......................          1,747        3,311        3,030        5,067       13,155
   Life Insurance Division........................          2,615        2,817        1,243        1,421        8,096
                                                        ---------    ---------    ---------    ---------    ---------
                                                           20,110       25,799       27,400       32,135      105,444
                                                        ---------    ---------    ---------    ---------    ---------

  Financial Services:
   Losses in Healthaxis, Inc. investment..........           (174)      (7,925)        (796)        (744)      (9,639)
                                                        ---------    ---------    ---------    ---------    ---------
                                                             (174)      (7,925)        (796)        (744)      (9,639)
                                                        ---------    ---------    ---------    ---------    ---------

  Other Key Factors:
   Investment income on equity, realized gains and
    losses, general corporate expenses and other
    (including interest expense on non-student loan
    indebtedness).................................           (337)      (3,754)         961          398       (2,732)
   Variable stock-based compensation expense......         (4,251)      (6,117)      (3,890)      (2,225)     (16,483)
                                                        ---------    ---------    ---------    ---------    ---------
                                                           (4,588)      (9,871)      (2,929)      (1,827)     (19,215)
                                                        ---------    ---------    ---------    ---------    ---------

Total income from continuing operations before
  federal income taxes............................      $  15,348    $   8,003    $  23,675    $  29,564    $  76,590
                                                        =========    =========    =========    =========    =========

NOTE P - SUBSEQUENT EVENTS

         As further discussed in Note C, on October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in AMS. The Company has estimated that the sale of AMS to Sallie Mae, if and when completed, will generate net cash proceeds to UICI of approximately $25.3 million. At closing, UICI will also receive uninsured student loan assets currently held by AMS' special purpose financing subsidiaries with a face amount of approximately $44.7 million (including accrued interest). The fair value of the uninsured loans is expected to be significantly less than the face amount of the loans.

         Closing of the transaction is anticipated to occur in November 2003 and is subject to satisfaction of several closing conditions, including expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. While the Company believes that it will be able to satisfy all conditions to closing, there can be no assurance that the conditions to closing will be satisfied or that the transaction contemplated by the definitive agreement will in fact be completed.

         In full payment of all contingent consideration payable in connection with UICI's February 2002 acquisition of STAR HRG, on November 10, 2003 UICI delivered to the sellers UICI's 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. The subordinated notes are convertible into UICI Common Stock at a conversion price of $20.06 per common share. See Note G of Notes to Condensed Consolidated Financial Statements.

         In November 2003, the Company's wholly owned subsidiary, The MEGA Life and Health Insurance Company ("MEGA") sold an aggregate of 1,722,086 shares of beneficial interest in AMLI Residential Properties Trust ("AML") in a series of privately negotiated transactions. In connection with the sales, the Company will recognize a gain in the amount of $39.8 million ($25.9 million, or $0.54 per share, net of tax) in the quarter ending December 31, 2003. The Company effected such sales to diversify its portfolio and to generate taxable capital gains that may be used to offset capital losses from other investments. The Company through its various subsidiaries continues to hold 828,900 AML shares with an aggregate cost basis of $18.6 million ($22.41 average cost per share). These remaining AML shares are subject to various resale restrictions imposed by federal and state securities laws.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company's operating segments include: (i) Insurance, which includes the businesses of the Self Employed Agency Division, the Group Insurance Division (formerly the Company's Student Insurance Division, which includes the operations of the Company's STAR HRG business unit effective February 28, 2002), and the Life Insurance Division (formerly the Company's OKC Division), (ii) Financial Services, which includes the Company's investment in Healthaxis, Inc., and (iii) Other Key Factors.

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

RECENT DEVELOPMENTS

Academic Management Services Corp.

         On October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in AMS. The Company has estimated that the sale of AMS to Sallie Mae, when completed, will generate net cash proceeds to UICI of approximately $25.3 million. At closing, UICI will also receive uninsured student loan assets currently held by AMS' special purpose financing subsidiaries with a face amount of approximately $44.7 million (including accrued interest). The fair value of the uninsured loans is expected to be significantly less than the face amount of the loans.

         Closing of the transaction is anticipated to occur in November and is subject to satisfaction of several closing conditions, including expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. While the Company believes that it will be able to satisfy all conditions to closing, there can be no assurance that the conditions to closing will be satisfied or that the transaction contemplated by the definitive agreement will in fact be completed.

         The Company has classified AMS as a discontinued operation for financial reporting purposes as of September 30, 2003. Reflecting the fair market value of AMS implied by the proposed transaction with Sallie Mae, UICI recorded in the three and nine months ended September 30, 2003 a pre-tax loss (consisting of an estimated loss upon disposal of AMS and AMS' operating results in the periods) in the amount of $(77.5) million ($(66.9) million net of tax) and $(75.3) million ($(65.6) million net of tax), respectively. Exclusive of the estimated loss upon disposal of AMS in the amount of $(61.2) million (net of tax), in the three and nine months ended September 30, 2003 AMS reported operating losses (net of tax) in the amount of $(5.7) million and $(4.4) million, respectively, compared to operating income (net of tax) of $1.8 million and $5.4 million in the corresponding periods of the prior year.

         AMS historically financed its student loan origination activities through seven special purpose subsidiaries ("Special Purpose Subsidiaries") (EFG-II LP, EFG-III LP, EFG Funding LLC, EFG-IV LP, AMS-I 2002 LP, AMS-II 2002 LP and AMS-III 2003 LP), through which it has outstanding six secured student loan financing facilities that issue debt securities secured by student loans and other qualified collateral. EFG-II LP was liquidated in September 2003 when substantially all of the loans owned by the special purpose subsidiary were sold (approximately $105.5 million of principal and accrued interest) and the associated debt was repaid. The Company recorded a gain of $2.0 million from the liquidation of this facility.

         On July 21, 2003, UICI reported the discovery of certain defaults under the documents governing AMS' six secured student loan financing facilities. The defaults consisted of insufficient collateral, a higher percentage of alternative loans (i.e., loans that are privately guaranteed as opposed to loans that are guaranteed by the federal government) included in the existing collateral than permitted by the loan eligibility provisions of the financing documents and failure to provide timely and accurate reporting to each of the various financial institutions that are parties to the financings. On July 24, 2003, AMS obtained waivers and releases from interested third parties with respect to four of the six securitized student loan financing facilities.

         The waiver and release agreement with respect to the EFG-III, LP commercial paper securitized student loan facility required UICI's contribution to the capital of AMS of $48.25 million, which, as of July 31, 2003, UICI had contributed to AMS. UICI believes that it has no obligations with respect to the indebtedness of AMS' Special Purpose Subsidiaries or with respect to the obligations of AMS relating to such financings. Nonetheless, in exchange for UICI's capital contribution to AMS, the financial institutions agreed to release UICI from any and all existing claims or suits (other than claims for fraud at the UICI level) that could arise relating to the AMS student loan financing facilities.

         See Note C of Notes to Condensed Consolidated Financial Statements for additional information with respect to the AMS securitized student loan financing facilities, the defaults thereunder announced in July 2003 and the waivers of such defaults obtained from the interested financing parties.

         As discussed above, UICI has executed a definitive agreement with Sallie Mae to sell AMS. Pursuant to the definitive agreement and if the transaction contemplated thereby closes, Sallie Mae has agreed to assume responsibility for liquidating and terminating all of the remaining special purpose financing facilities through which AMS previously securitized student loans.

     In July and August 2003, the Audit Committee of UICI's Board of Directors, with the assistance of independent counsel, conducted an investigation into the matters and events leading to the announcement of the collateral shortfalls at AMS' student loan financing facilities. Based on that investigation, the Company believes that UICI's previously published consolidated financial statements have been fairly presented.

Sale of AMLI Residential Properties Trust Shares

         In November 2003, the Company's wholly-owned subsidiary, The MEGA Life and Health Insurance Company ("MEGA") sold an aggregate of 1,722,086 shares of beneficial interest in AMLI Residential Properties Trust ("AML") in a series of privately negotiated transactions. In connection with the sales, the Company will recognize a gain in the amount of $39.8 million ($25.9 million, or $0.54 per share, net of tax) in the quarter ending December 31, 2003. The Company effected such sales to diversify its portfolio and to generate taxable capital gains that may be used to offset capital losses from other investments. The Company through its various subsidiaries continues to hold 828,900 AML shares with an aggregate cost basis of $18.6 million ($22.41 average cost per share). These remaining AML shares are subject to various resale restrictions imposed by federal and state securities laws.

RESULTS OF OPERATIONS

         Revenues and income from continuing operations before federal income taxes ("operating income") by business segment are summarized in the tables below.

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                      ------------------------      -----------------------
                                                         2003           2002          2003           2002
                                                      ---------       --------      ----------     --------
                                                                        (IN THOUSANDS)
Revenues
  Insurance:
   Self Employed Agency Division...............        $344,999       $273,794      $  982,715     $741,158
   Group Insurance Division....................          87,730         65,406         254,031      164,676
   Life Insurance Division.....................          16,295         17,773          48,188       56,385
                                                       --------       --------      ----------     --------
                                                        449,024        356,973       1,284,934      962,219
                                                       --------       --------      ----------     --------

  Other Key Factors............................           4,557          5,283          11,118        9,685
  Intersegment Eliminations....................             (14)            --            (554)          --
                                                       --------       --------      ----------     --------
Total revenues from continuing operations......        $453,567       $362,256      $1,295,498     $971,904
                                                       ========       ========      ==========     ========

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ----------------------        ----------------------
                                                                  2003           2002           2003           2002
                                                                 -------        -------        -------        -------
                                                                                   (IN THOUSANDS)
Income (loss) from continuing operations before
 federal income taxes:
  Insurance:
   Self Employed Agency Division..............................   $32,517        $23,128        $80,819        $58,547
   Group Insurance Division...................................   (12,075)         3,030         (3,969)         8,088
   Life Insurance Division....................................      (296)         1,243         (3,196)         6,675
                                                                 -------        -------        -------        -------
                                                                  20,146         27,401         73,654         73,310
                                                                 -------        -------        -------        -------

 Financial Services:
   Losses in Healthaxis, Inc. investment......................    (1,266)          (796)        (2,211)        (8,895)
                                                                 -------        -------        -------        -------
                                                                  (1,266)          (796)        (2,211)        (8,895)
                                                                 -------        -------        --------       -------

  Other Key Factors:
   Investment income on equity, realized gains and losses,
    general corporate expenses and other (including
    interest expense on non-student loan indebtedness)........       711            960           (921)        (3,131)
   Variable stock-based compensation (expense) benefit........     1,211         (3,890)         1,663        (14,258)
                                                                 -------        -------        -------        -------
                                                                   1,922         (2,930)           742        (17,389)
                                                                 -------        -------        -------        -------
Total income from continuing operations before federal
  income taxes................................................   $20,802        $23,675        $72,185        $47,026
                                                                 =======        =======        =======        =======

---------------------------

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

         UICI's results of operations for the three and nine months ended September 30, 2003 were particularly impacted by the following factors:

Self Employed Agency Division

         The Company's Self Employed Agency ("SEA") Division enjoyed significant continued period-over-period growth in both revenue and operating income. Operating income increased to $32.5 million and $80.8 million in the three and nine-month periods ended September 30, 2003, respectively, from $23.1 million and $58.5 million in the corresponding 2002 periods. Earned premium revenue increased from $245.7 million in the third quarter of 2002 to $311.3 million in the third quarter of 2003 and from $664.3 million in the first nine months of 2002 to $890.5 million in the first nine months of 2003. Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company's agents for underwriting by the Company) decreased in the nine months ended September 30, 2003 to $691.4 million from $708.3 million in the corresponding 2002 period. Submitted annualized premium volume decreased to $228.6 million in the third quarter of 2003 from $250.5 million in the corresponding period of the prior year.

         Operating income as a percentage of earned premium revenue in the three and nine months ended September 30, 2003 was 10.4% and 9.1%, respectively, compared to 9.4% and 8.8% in the corresponding periods of the prior year. This increase in operating margin was attributable primarily to lower commission expense and a slightly lower loss ratio. The SEA Division's results for the first nine months of 2003 included pre-tax income in the amount of $4.8 million associated with the release of reserves resulting from an adjustment to the Company's reserve methodology and certain changes in accounting estimates.

Group Insurance Division

         The Company's Group Insurance Division (consisting of the Company's Student Insurance and Star HRG business units) reported operating losses of $(12.1) million and $(4.0) million in the three and nine months ended September 30, 2003, respectively, reflecting a previously reported increase in loss reserves recorded in the third quarter in the amount of $13.1 million ($8.5 million net of tax, or ($0.18) per diluted share). In the three and nine months ended September 30, 2002, the Company reported operating income at its Group Insurance Division of $3.0 million and $8.1 million, respectively.

         Substantially all of the operating losses in the 2003 periods at the Group Insurance segment was attributable to results at the Company's Student Insurance Division, which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. Results at the Company's Student Insurance Division also reflected a significant amount of seasonal marketing and administrative costs incurred in the third quarter related to policies written covering the full 2003
- 2004 school year. For the full 2003 calendar year, the Company currently anticipates that its Group Insurance business segment will report an operating loss in the amount of approximately $(4.0) million ($(2.6) million net of tax, or $(0.05) per diluted share). Because Student Insurance policies are issued on a school year basis and the 2003-2004 school year has just begun, the

Student Insurance Division will be limited in its ability to reprice its overall book of business until August 2004. As a result, the Company currently anticipates that results at Student Insurance for calendar year 2004 will be at or near breakeven.

Life Insurance Division

         For the three and nine months ended September 30, 2003, the Company's Life Insurance Division reported operating losses of $(296,000) and $(3.2) million, respectively, compared to operating income of $1.2 million and $6.7 million in the corresponding 2002 periods. The operating losses in the 2003 interim periods were primarily attributable to a reserve increase in the Company's former workers compensation business, a previously announced charge associated with the final resolution of litigation arising out of the close down in 2001 of the Company's former workers compensation business, costs associated with the closedown of the Company's College Fund Life Division operations, and a decrease in investment income allocated to the segment.

Other Key Factors

         In the three and nine months ended September 30, 2003, the Company's Other Key Factors segment reported operating income of $1.9 million and $742,000, respectively, compared to operating losses of $(2.9) million and $(17.4) million, respectively, in the corresponding periods of 2002. The increase in income in the Other Key Factors category in the three and nine months ended September 30, 2003 as compared to 2002 was primarily attributable to a decrease in variable stock-based compensation and net realized gains in 2003 compared to net realized losses in 2002, offset by a decrease in investment income attributable to equity determined after allocation to operating segment portfolios. For the three and nine months ended September 30, 2003, the Company experienced a $5.1 million and $15.9 million decrease, respectively, in variable stock-based compensation expense (as discussed more fully below), compared to the corresponding periods of the prior year, and the Company recorded realized gains in the amount of $1.9 million and $1.7 million, respectively, compared to realized losses of $(398,000) and $(6.2) million in the corresponding 2002 periods. The continued lower prevailing interest rate environment in 2003 negatively affected investment income attributable to equity determined after allocation to operating segment portfolios. Investment income after allocation to the operating segments decreased by $2.0 million in the third quarter of 2003 and by $4.2 million in the first nine months of 2003, in each case as compared to such income in the corresponding 2002 periods.

         In connection with the Company's stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with UGA -- Association Field Services, New United Agency and Cornerstone America, the Company has recognized and will continue to recognize non-cash variable stock-based compensation benefit (expense) in amounts that depend and fluctuate based upon the market performance of the Company's common stock. In the three and nine months ended September 30, 2003, the Company recognized a non-cash variable stock-based benefit in the amount of $1.2 million and $1.7 million, respectively, associated with its agent stock accumulation plans. During the three and nine months ended September 30, 2002, the Company recognized non-cash variable stock-based expense in the amount of $(3.9) million and $(14.3) million, respectively, of which $(1.3) million and $(7.1) million, respectively, was attributable to the Company's stock accumulation plans established for the benefit of its independent agents, $(2.5) million and $(5.7) million, respectively, was attributable to the allocation of the $5.25 UICI shares under the UICI Employee Stock Ownership and Savings Plan and $(100,000) and $(1.5) million, respectively, was attributable to other stock-based compensation plans. As of December 31, 2002, all $5.25 UICI shares had been allocated to participants' accounts under UICI's Employee Stock Ownership and Savings Plan. Accordingly, in all periods commencing after December 31, 2002 the Company will not recognize additional variable stock-based compensation associated with the ESOP feature of the UICI Employee Stock Ownership and Savings Plan.

Discontinued Operations

         For financial reporting purposes, the Company has classified as discontinued operations its former sub-prime credit card unit, its Special Risk Division, its Senior Market Division and its Academic Management Services Corp. ("AMS") subsidiary. The Company's results in the three and nine months ended September 30, 2003 included losses from discontinued operations in the amount of $(67.1) million and $(72.7) million, net of tax ($(1.40) per diluted share and $(1.52) per diluted share), respectively. For the three and nine months ended September 30, 2002, the Company's results from discontinued operations reflected income in the amount of $422,000 and $2.0 million (net of tax) ($0.01 per diluted share and $0.04 per diluted share), respectively.

         As previously reported, on October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in Academic Management Services Corp. The Company has estimated that the sale of AMS to Sallie Mae, when completed, will generate net cash proceeds to UICI of approximately $25.3 million. At closing, UICI will also receive uninsured student loan assets currently held by AMS' special purpose financing subsidiaries with a face amount of approximately $44.7 million (including accrued interest). The fair value of the uninsured loans is expected to be significantly less than the face amount of the loans.

         Closing of the transaction is anticipated to occur in November 2003 and is subject to satisfaction of several closing conditions, including expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. While the Company believes that it will be able to satisfy all conditions to closing, there can be no assurance that the conditions to closing will be satisfied or that the transaction contemplated by the definitive agreement will in fact be completed.

         The Company has classified AMS as a discontinued operation for financial reporting purposes at the end of the third quarter. Reflecting the fair market value of AMS implied by the proposed transaction with Sallie Mae, UICI recorded in the three and nine months ended September 30, 2003 a loss (consisting of an estimated loss upon disposal of AMS and AMS' operating results in the periods) in the amount of $(77.5) million ($(66.9) million net of tax, and $(75.3) million ($(65.6) million net of tax, respectively. Exclusive of the estimated loss upon disposal in the amount of $(61.2) million (net of tax) in the three and nine months ended September 30, 2003 AMS reported operating losses (net of tax) in the amount of $(5.7) million and $(4.4) million, respectively, compared to operating income (net of tax) of $1.8 million and $5.4 million, respectively, in the corresponding periods of the prior year.

         The Company does not anticipate that the closing of the sale of AMS or future operating results at AMS will have a material effect on UICI's future consolidated results of operations.

         Results from discontinued operations for all periods presented also include the results of the Company's former Senior Market Division, which the Company closed down in the quarter ended June 30, 2003. In the three and nine months ended September 30, 2003, the Company reported losses associated with the former Senior Market Division in the amount of $(161,000) and $(9.1) million (net of tax), respectively, compared to losses in the amount of $(1.4) million and $(3.5) million (net of tax), respectively, in the comparable periods in 2002. The losses in the 2003 periods were primarily attributable to a loss of $(5.5) million (net of tax) recognized in the second quarter of 2003 upon sale of the Company's interest in the agency through which the Company formerly marketed and distributed insurance products to the senior market, a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations.

Sale of Healthaxis, Inc. Equity Stake

         Effective September 30, 2003, the Company sold to Healthaxis, Inc. its entire 49.25% equity interest in Healthaxis, Inc. for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

Self Employed Agency Division -- Reserve Adjustments

         Effective January 1, 2003, the Company's SEA Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. See Note A of Notes to Condensed Consolidated Financial Statements for a summary of the adjustments and changes in accounting estimates made by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the nine months ended September 30, 2003, net cash provided by operations totaled approximately $184.1 million, compared to net cash provided by operations of $274.9 million in the corresponding period of 2002.

         As previously discussed (see "Recent Developments - - Academic Management Services Corp." above), on July 31, 2003, UICI completed its contribution to the capital of AMS of cash in the amount of $48.25 million in accordance with the terms of the waiver and release agreements with the interested third parties to the AMS financings. UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company's ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of interest income, loans or dividends or other means, from its subsidiaries. The Company generated additional cash to fund its $48.25 million obligations under the AMS waiver and release agreements from loans and dividends from offshore insurance subsidiaries, reimbursements under tax sharing agreements with subsidiaries and dividends from non-insurance subsidiaries.

         Payment by UICI of the capital contributions to AMS pursuant to the terms of the waiver and release agreements had a material adverse effect during the quarter ended September 30, 2003 upon the liquidity of the Company at the holding company level. The Company currently anticipates that it will be able to fund its future estimated cash requirements at the holding company level with cash currently on hand and cash generated from the sources set forth above, plus dividends from regulated domestic insurance subsidiaries. However, there can be no assurance that the cash requirements at the holding company level will not exceed current estimates.

         On October 29, 2003, UICI executed a definitive agreement with SLM Corporation ("Sallie Mae"), pursuant to which UICI will sell its entire equity interest in AMS. The Company has estimated that the sale of AMS to Sallie Mae, if and when completed, will generate net cash proceeds to UICI of approximately $25.3 million. See Note C of Notes to Condensed Consolidate Financial Statements.

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

         During the nine months ended September 30, 2003, the Company at the holding company level reduced its consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) from $7.9 million at December 31, 2002 to $4.0 million at September 30, 2003.

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

         See Note C of Notes to Condensed Consolidated Financial Statements for a discussion of various financing facilities entered into by AMS.

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

         Effective January 1, 2003, the Company's SEA Division made adjustments to its reserve methodology and certain changes in accounting estimates, the net effect of which decreased reserves and correspondingly increased operating income in the amount of $4.8 million in the first quarter of 2003. See Note A of Notes to Condensed Consolidated Financial Statements.

PRIVACY INITIATIVES

         Recently-adopted legislation and regulations governing the use and security of individuals' nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company's business and future results of operations.

Gramm-Leach-Bliley Act and State Insurance Laws and Regulations

         The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The Financial Services Modernization Act of 1999 (the so-called Gramm-Leach-Bliley Act, or "GLBA") includes several privacy provisions and introduces new controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities. Additional federal legislation aimed at protecting the privacy of nonpublic personal financial and health information is proposed and over 400 state privacy bills are pending.

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

         The events at AMS occurring in July 2003 had the immediate effect of increasing AMS' cost of borrowings used to fund AMS' student loan originations, which increase has negatively impacted and will continue to negatively impact the amount of student loan interest spread income that AMS may earn in future periods. Accordingly, the Company has determined that, for the indefinite future, AMS will originate and sell student loans rather than originate and hold student loans in AMS' portfolio. Nevertheless, if and to the extent that AMS continues to hold student loans in its portfolio, profitability of the student loans will be affected by the spreads between the interest yield on the student loans and the cost of the funds borrowed under the various credit facilities. Although the interest rates on the student loans and the interest rate on the credit facilities are variable, the gross interest earned by lenders on Stafford student loans uses the results of 91-day T-bill auctions as the base rate while the base rate on the credit facilities is LIBOR. The effect of rising interest rates on earnings on Stafford loans is generally small, as both revenues and costs adjust to new market levels. In addition to Stafford loans, the Company holds PLUS loans on which the interest rate yield is set annually beginning July 1 through June 30 by regulation at a fixed rate. The Company held approximately $152.1 million principal amount of PLUS loans at September 30, 2003. The fixed yield on PLUS loans was 4.86% and 6.79% for the twelve months ended June 30, 2003 and 2002, respectively, and was reset to 4.22% for the twelve months beginning July 1, 2003. These loans are financed with borrowings whose rates are subject to reset, generally monthly. During the twelve months beginning October 1, 2003, the cost of borrowings to finance this portion of the student loan portfolio could rise or fall while the rate earned on the student loans will remain fixed.

Item 4 - Controls and Procedures

         As of September 30, 2003, the Company's management, including William
J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation and except as disclosed in the following paragraphs, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, to information about the Company required to be included in periodic Securities and Exchange Commission filings. Except as disclosed in the following paragraphs, there have been no significant changes in the Company's internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of evaluation.

         As discussed above (see Note C of Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Academic Management Services Corp."), during July 2003 the Company became aware of a shortfall in the type and amount of collateral supporting two of the securitized student loan financing facilities entered into by three Special Purpose Subsidiaries of AMS. UICI determined (and has so advised the Audit Committee of its Board of Directors and KPMG LLP, its independent auditors) that a significant deficiency in AMS' internal control over financial reporting detracted from AMS' ability to timely monitor and accurately assess the impact of certain transactions relating to AMS' securitized student loan financing facilities, as would otherwise be expected in an effective financial reporting control environment.

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

ITEM 2 - Changes in Securities and Use of Proceeds

         During the nine months ended September 30, 2003, the Company issued 61,182 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

10.82        --  Amendment No. 1 dated October 17, 2003 to EFG-IV
                 Waiver dated July 24, 2003, entered into by MBIA
                 Insurance Corporation, Bank One, National Association,
                 EFG-IV, LP, and Academic Management Services Corp.

10.83        --  Amendment No. 1 dated October 17, 2003 to AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services
                 Corp.

10.84        --  Amendment dated October 2, 2003 to Master Repurchase
                 Agreement dated August 7, 2003, between Lehman Brothers
                 Bank, FSB, and Academic Management Services Corp.

31.1        --   Principal Executive Officer's Certifications Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

31.2        --   Principal Financial Officer's Certifications Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

32          --   Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(b)      Reports on Form 8-K.

         1.       Current Report on Form 8-K dated July 21, 2003

         2.       Current Report on Form 8-K dated August 4, 2003

         3.       Current Report on Form 8-K dated August 20, 2003

         4.       Current Report on Form 8-K dated September 15, 2003

         5.       Current Report on Form 8-K dated October 30, 2003

         6.       Current Report on Form 8-K dated November 6, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UICI
                                  ------------
                                  (Registrant)

Date: November 14, 2003           /s/ William J. Gedwed
                                  ----------------------------------------
                                  William J. Gedwed, President,
                                  Chief Executive Officer and Director

Date: November 14, 2003           /s/ Mark D. Hauptman
                                  ----------------------------------------
                                  Mark D. Hauptman, Vice President, Chief
                                  Accounting Officer and Chief Financial Officer