Form 10-K
period 2003-12-31
UICI
filed 2004-03-15
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file no. 001-14953

UICI

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-2044750 (IRS Employer Identification No.)

9151 Grapevine Highway North Richland Hills, Texas (Address of principal executive offices)	76180 (Zip Code)

Registrant’s telephone number, including area code:

(817) 255-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2004 was $464.3 million. The number of shares outstanding of $0.01 par value Common Stock, as of March 8, 2004 was 46,761,790.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

Introduction

      UICI is referred to throughout this Annual Report on Form 10-K as the “Company” or “UICI” and may also be referred to as “we,” “us” or “our.”

      We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. During 2003, 2002 and 2001, we generated health insurance premiums in the amount of approximately $1,564.6 million, $1,181.0 million and $776.3 million, respectively, representing 86%, 86% and 80%, respectively, of our total revenues in such periods.

      Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. We market these higher deductible products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (a wholly-owned marketing division of the Company) and Cornerstone America (a wholly-owned marketing division of the Company), which are our “dedicated” agency sales forces that primarily sell the Company’s products.

      We have classified as our Group Insurance Division the operations of our Student Insurance business unit (based in Tampa, Florida) and the operations of our Star HRG business unit (based in Phoenix, Arizona). For the student market, we offer tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. We also provide an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, we sell our products through in-house account executives that focus on colleges and universities on a national basis. We believe that we provide student insurance plans to more universities than any other single insurer.

      Our Star HRG unit specializes in the design, marketing and administration of limited benefit health insurance plans for entry level, high turnover, and hourly employees. We market and sell these products directly to our employer clients through our dedicated sales force of Star HRG employees.

      Through our Life Insurance Division, we also issue universal life, whole life and term life insurance products to individuals in four markets that we believe are underserved: the self-employed market, the middle income market, the Hispanic market and the senior market. We distribute our products directly to individual customers through our UGA and Cornerstone agents to individuals in the self-employed market and through marketing relationships with two independent managing general agents (MGAs).

      During 2003, through a newly formed company, ZON Re USA LLC (a 82.5%-owned subsidiary) we began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”). To date, the results of this business have not been material to our consolidated results of operations.

      We conduct our insurance businesses through our wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire,

New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

      MEGA, Mid-West and Chesapeake are each currently rated “A- (Excellent)” by A.M. Best. A.M. Best’s ratings currently range from “A++ (Superior)” to “F (Liquidation).” A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. At December 31, 2003, Fitch, Inc. had assigned an insurer financial strength rating of “A” (Strong) to each of MEGA and Mid-West. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s ratings range from “AAA” (Exceptionally Strong) to “D” (Distressed).

      Our operating segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not otherwise allocated to the other segments, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, goodwill amortization and other unallocated items.

      Over the past three years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations. We have separately classified as discontinued operations for financial reporting purposes the operations of our former Academic Management Services Corp. (“AMS”) subsidiary, our Senior Market Division, our Special Risk Division, our former sub-prime credit card operations, and our third party administration business. See Discontinued Operations discussion below.

      Our principal executive offices are located at 9151 Grapevine Hwy, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

      Our periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our web site at www.uici.net free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Insurance Segment

Self-Employed Agency Division

      Market. Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. According to the Bureau of Labor Statistics, there were approximately 12 million self-employed individuals in the United States at the end of 2002. We currently have in force approximately 349,000 basic health policies issued or coinsured by the Company. We believe that there is significant opportunity to increase our penetration in this market.

      Insurance Products. Our basic health insurance plan offerings include the following:

•	Our Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than on our catastrophic policy.

•	Our Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to increase as overall hospital care expenses rise.

•	Our Preferred Provider Plan incorporates managed care features of a “preferred provider organization,” which are designed to control health care costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose a higher deductible and co-payment if the policyholder uses providers outside of the PPO network.

      Each of our basic insurance policies is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. We offer as an optional benefit an Accumulated Covered Expense (ACE) rider that provides for catastrophic coverage on our Scheduled/ Basic plans for covered expenses under the contract that generally exceed $75,000 or, in certain cases, $100,000. The ACE rider pays benefits at 100% after the stop loss is reached up to the aggregate maximum amount of the contract.

      We have also developed and offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which our core self-employed customer is typically exposed.

      The Self-Employed Agency Division generated revenues of $1.332 billion, $1.036 billion and $713.3 million (73%, 75% and 74% of our total revenue) in 2003, 2002 and 2001, respectively.

      Marketing and Sales. Our marketing strategy in the self-employed market is to remain closely aligned with our dedicated agent sales forces. Substantially all of the health insurance products issued by our insurance company subsidiaries are sold through independent contractor agents associated with us.

      Our agents are independent contractors, and all compensation that agents receive from us is based upon the agents’ levels of sales production. UGA — Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”) (the principal marketing divisions of MEGA and Mid-West, respectively) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in leadership of other agents).

      UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are the policies regarding advances on commissions, the quality of the sales leads provided, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of our regulated insurance subsidiaries.

      We provide health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market for which we underwrite insurance are the National Association for the Self-Employed (“NASE”) and the Alliance for Affordable Services (“AAS”). The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents (in their capacity as enrollers) receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen, UICI’s Chairman) provides administrative and benefit procurement services to the associations. One of our subsidiaries (“UICI Marketing, Inc.”, a wholly-owned subsidiary and our direct marketing group) generates new membership sales prospect leads for both UGA and Cornerstone for use by the enrollers (agents) and provides video and print services to the associations and to Specialized Association Services, Inc. See Note K of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us and the associations upon not less than one year’s advance notice to the other party.

      In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and we are aware that selected states are reviewing the laws and regulations under which association group policies are issued. We and our insurance company subsidiaries are also parties to several lawsuits challenging the nature of the relationship between our insurance companies and the membership associations through which we market our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

      UICI Marketing, Inc. generates sales prospect leads for UGA and Cornerstone for use by their agents. UICI Marketing administers a call center (located in Oklahoma City, Oklahoma) staffing approximately 140 tele-service representatives. UICI Marketing has developed a marketing pool of approximately nine million prospects from various data sources. Prospects initially identified by UICI Marketing that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of UICI Marketing’s traditional and internet lead channels and by expressing an interest in learning more about health insurance. We believe that UGA and Cornerstone agents, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.

      Policy Design and Claims Management. Our traditional indemnity health insurance products are principally designed to limit coverages to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins, and we rely on the marketing capabilities of our dedicated agency sales forces to sell these products at prices consistent with these objectives.

      We maintain administrative centers with full underwriting, claims management and administrative capabilities. We believe that by processing our own claims we can better assure that claims are properly processed and can utilize the claims information to periodically modify the benefits and coverages afforded under our policies.

      We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price all of the Self-Employed Agency Division’s insurance products.

      Preferred Provider Products. In order to further control health care costs, in 1995 we incorporated into certain of our health plans managed care features of a preferred provider organization (PPO). These health plans incorporate managed care features of a PPO through negotiated discounts with a PPO network. The health plans that provide the PPO option generally provide a greater level of benefits for services performed within the PPO network in the form of lower deductibles and co-payments compared to out-of-network services. The value of the network discount is reflected in the form of lower premium rates and discounts on covered charges.

      Coinsurance Arrangement. Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. (“AEGON”) and coinsured by the Company. Under the terms of the coinsurance agreement, AEGON agreed to cede (i.e., transfer), and the Company agreed to coinsure, 60% of the risk associated with health insurance policies sold by UGA agents and issued by AEGON.

      Commencing in May 2001, and in accordance with an Assumption Reinsurance Agreement with AEGON, the Company began novating the remaining policies (i.e., canceling the AEGON policies and rewriting as Company policies) as approvals were received from state regulatory authorities. On the policies that had been novated, the Company ceded 40% of the health insurance business back to AEGON in accordance with the terms of the Assumption Reinsurance Agreement. As of December 31, 2003, approximately 90% of the remaining in-force policies had been novated by the Company, with the balance of the in-force policies remaining on AEGON “paper” and subject to the original coinsurance agreement.

      Effective December 31, 2003, (a) the Company cancelled the 40% coinsurance agreement with AEGON on the policies that had been previously novated and (b) the Company assumed from AEGON all of the risk previously borne by AEGON associated with the in-force policies that had not been novated. As a result of this transaction, UICI has reflected on its books 100% of the business originally issued by AEGON.

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

Group Insurance Division

      We have classified as our Group Insurance Division the operations of our Student Insurance Division (based in Tampa, Florida) and our Star HRG business unit (based in Phoenix, Arizona).

Student Insurance Division

      For the student market, we offer tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. We also provide an accident policy for students at public and private schools in kindergarten through grade 12.

      Market. The student market consists primarily of students attending colleges and universities in the United States and Puerto Rico and, to a lesser extent, those attending public and private schools in grades kindergarten through grade 12. Generally, our marketing efforts have been focused on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as “first-time buyers.” According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States, which have a combined enrollment of approximately 9.5 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution’s students. We believe that we have been authorized by more universities to provide student health insurance plans than any other single insurer.

      Products. Our student insurance programs are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year (which generally runs from August through the succeeding July) and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $1.0 million, depending on the coverage level desired by the school.

      Our Student Insurance Division underwrites, manages and pays claims and administers policies for substantially all of its school clients. Selected school clients have elected to administer and pay claims through independent third party administrators (TPAs) with respect to student insureds attending their schools.

      Our Student Insurance Division had revenues of $249.1 million, $167.4 million and $126.1 million in 2003, 2002 and 2001, respectively, representing approximately 14%, 12% and 13% of our total revenues in each such year.

      Marketing and Sales. We market our student insurance products to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and if we are selected, we are endorsed as the provider of health insurance for students attending that school.

      The kindergarten through grade 12 business is marketed primarily through third party agents and brokers in Washington, Florida, Arkansas, Louisiana, Oklahoma, Texas, Kansas, Oregon, North Carolina and South Carolina.

Star HRG

      Effective February 28, 2002, we acquired the business of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (which we refer to as our “Star HRG” unit), a Phoenix, Arizona based business specializing in the development, marketing, and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, the Star HRG unit became an operating division of MEGA, and since March 1, 2002 the majority of the health insurance policies offered under the Star HRG program has been issued by MEGA.

      The Star HRG unit reported revenues of $118.2 million in the year ended December 31, 2003 and revenues of $84.2 million in the ten months ended December 31, 2002 representing approximately 7% and 6% of our total revenues in each such year.

      Market. Star HRG focuses its marketing efforts on three distinct market segments: small companies employing 10-99 eligible employees, mid-size companies employing 100-999 eligible employees and larger employers with 1,000 or more eligible employees. Star HRG’s Starbridge program (sales of which account for approximately 98% of its revenues) is marketed to large and mid-size companies and constitutes an affordably priced group of limited benefit plans designed to meet the needs of entry level, high turnover, hourly employees. The plans are designed to meet the needs of full or part-time employees and are predominantly used for non-benefited classes of employees and newly hired individuals who are not yet eligible for full-time benefits. Target industries include national and regional restaurant chains, retail and convenience stores, service stations, call centers, and various other outlets of the service/hospitality industries.

      Star HRG also offers an affordably priced group of limited benefit plans designed to meet the needs of workers in smaller businesses with 10 — 99 eligible employees and larger size businesses that utilize contract workers. The plans are designed to meet the needs of full or part-time workers and are predominantly used for non-benefited classes of employees, the trucking industry’s owner/operators, and temporary/contract workers. Star HRG markets these products for the smaller company market under the brand names “Fundamental Care,” “ProDrivers Choice,” “HealthAssist,” and “TempAssist.”

      Products. Product offerings under Star HRG programs include affordable limited benefit medical, dental, term life, accidental death benefits, and short-term disability, as well as access to discounted prescription, vision, and other health care related services.

      Marketing and Sales. Star HRG markets its products in all 50 states. Star HRG markets directly to its employer clients through its dedicated sales force of 23 Star HRG employees. Clients often retain independent insurance agents, brokers, or consultants to facilitate the sales process.

      Star HRG’s sales efforts are supplemented by a full-service enrollment center located in Phoenix, Arizona. To increase plan participation, the enrollment center utilizes direct mail pieces, interactive voice response technology and an in-bound/out-bound call center enrollment team.

Life Insurance Division

      Our Life Insurance Division (formerly the Company’s OKC Division, which included the Company’s former College Fund Life Division) offers life insurance products to individuals. At December 31, 2003, the Life Insurance Division (which is based in Oklahoma City, Oklahoma) had over $3.06 billion of life insurance in force and approximately 265,000 individual policyholders. The Life Insurance Division, which grew historically through acquisitions of closed blocks of life insurance and annuity policies, has more recently shifted its focus and has begun to build new distribution channels and to market and sell newly designed life insurance products. In 2003, 2002 and 2001, the Life Insurance Division generated revenues of $62.2 million, $74.4 million and $94.9 million, respectively, representing 3%, 5% and 10%, respectively, of our total revenue in each such year. Included in 2002 and 2001 revenues for the Life Insurance Division were revenues of $6.3 million and $22.9 million, respectively, generated by the Company’s workers’ compensation business, which the Company exited in May 2001.

      Markets Served. The Life Division offers its life insurance products to demographically growing market segments that we have identified as underserved, including the self-employed market, the middle-income market, the Hispanic market and the senior market.

      Products. The Life Insurance Division’s products are tailored to meet the specific needs of customers in each of its targeted markets. We offer universal life insurance and a 10-year term insurance product to individuals in the self-employed market. We offer other term plans (10, 15, 20 or 30-year terms), as well as two universal life products, to meet the needs of individuals in the middle-income market and the Hispanic market, as well as other ethnic market niches. We also offer a whole life product, a graded whole life and a modified whole life product to assist seniors in meeting their needs to cover final expenses.

      Distribution. The Life Insurance Division distributes its products primarily through two distribution channels. Commencing in the second quarter of 2002, our UGA and Cornerstone agents began to market our universal life and term products to individuals in the self-employed market. In 2003, the Life Insurance Division entered into new marketing relationships with two independent managing general agents (MGAs) to distribute our products. One MGA offers universal life and term products to middle-income buyers, as well as through agencies that specialize in sales to Hispanic buyers. The second MGA offers our whole life product line exclusively for seniors.

      Marketing and Sales. With the help of UGA and Cornerstone, the Life Insurance Division seeks to leverage our significant health insurance customer base by positioning itself to offer those customers (self-employed individuals) universal life and term life products designed to fit their changing needs. The Life Insurance Division has also developed a needs analysis software selling system, “Blueprint for Life TM.” This selling tool allows the agent to accurately and quickly identify the amount of insurance that should be carried by an individual. The tool generates a “Blueprint” that helps our customers plan for the distribution of life insurance proceeds and other assets. We believe that the Blueprint for Life selling tool provides a much needed and valuable service to the middle-income buyer, who has often been overlooked or underserved by other distributors of life insurance products.

      Former College Fund Life Division. Through our former College Fund Life Insurance Division, we previously offered an interest-sensitive whole life insurance product that was generally issued with an annuity rider and a child term rider. The child term rider included a special provision under which we committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. Student loans were available in amounts up to $30,000 for students attending undergraduate school and up to $30,000 for students attending graduate school. Loans made under this rider are not funded or supported by the federal government.

      Effective May 31, 2003, we closed our College Fund Life Division and discontinued offering the College Fund Life product, including the child term rider that committed us to provide private student loans to help fund the named child’s higher education. Despite the close of the College Fund Life Division, we continue to have outstanding commitments to fund student loans for the years 2004 through 2024 with respect to policies previously issued. See Notes H and L of Notes to Consolidated Financial Statements.

Other Insurance

      Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), during 2003 we began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis. To date, the results of this business have not been material to our consolidated results of operations.

      ZON Re underwrites and manages accident reinsurance programs on behalf of MEGA for primary life, accident and health and property and casualty insurers that wish to transfer risk for certain types of primary accident programs. Accident reinsurance provides reimbursement to primary insurance carriers for covered losses resulting from accidental bodily injury or accidental death. For its reinsurance programs, ZON Re targets regional and middle market insurers in the United States and Canada. ZON Re distributes accident reinsurance products through a network of professional reinsurance intermediaries. ZON Re underwrites on behalf of MEGA both treaty and facultative accident reinsurance programs, which may be offered on either a quota share or excess of loss basis.

      ZON Re also underwrites and distributes a limited portfolio of primary accident insurance products issued by Chesapeake. These products are designed for direct purchase by banks, associations, employers and affinity groups and are distributed through a national network of independent commercial insurance agents, brokers and third party administrators (TPAs).

Discontinued Operations

      Over the past three years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Academic Management Services Corp.

      In July 2003 we announced that we had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS and the failure to comply with reporting obligations under the financing documents at seven of those facilities. We subsequently entered into waiver and release agreements requiring us in July 2003 to contribute $48.25 million in cash to the capital of AMS. Following the collateral issues at AMS, we determined to dispose of our interest in the subsidiary, and on November 18, 2003 we completed the sale of our entire equity interest in AMS.

Senior Market Division

      Our Senior Market Division formerly specialized in the development of long-term care and Medicare Supplement insurance products for the senior market. In May 2003, we determined to exit the businesses of our Senior Market Division by sale or wind-down, and as a result we designated and have classified the Senior Market Division as a discontinued operation for financial reporting purposes.

Special Risk Division

      Our former Special Risk Division specialized in certain niche health-related products (including “stop loss”, marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services. In December 2001, we determined to exit the businesses of our Special Risk Division by sale, abandonment or wind-down, and we designated and have classified the Special Risk Division as a discontinued operation for financial reporting purposes.

Sub-Prime Credit Card Operations

      In March 2000, our Board of Directors determined, after a thorough assessment of the unit’s prospects, that we would exit from the sub-prime credit card business and, as a result, the unit was reflected as a discontinued operation for financial reporting purposes effective December 31, 1999. On September 29, 2000, we completed the sale of substantially all of the non-cash assets associated with the operation, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million, and on January 29, 2001, we completed the voluntary liquidation of our special purpose national bank, in accordance with the terms of a plan of voluntary liquidation approved by the Office of the Comptroller of the Currency. The credit card operations results in 2003 and 2002 included income associated with a release of reserves in the amount of $6.8 million and $7.4 million, respectively, resulting from the Company’s assessment of certain favorable events related to credit card litigation matters and ultimate resolution and settlement of ongoing litigation. At December 31, 2003, there were no remaining assets associated with its sub-prime credit card operations.

Third Party Administration Business

      Prior to 2002, we provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/ Blue Shield organizations and self-administered employer health care plans. We formerly classified as our Third Party Administration Division the operations of our subsidiaries, UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. (a company engaged in the business of administration of workers’ compensation and non-subscriber plans).

      On January 17, 2002, we completed the sale of UICI Administrators, Inc. (the major component of the Third Party Administration Division), and on September 30, 2002, we sold to an unaffiliated third party all of the capital stock of Barron Risk Management Services, Inc. (the sole remaining component of the Third Party Administration Division). For financial reporting purposes, the results of operations of UICI Administrators, Inc. have been reflected in discontinued operations for all periods presented.

Reinsurance

      Our insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess of loss and coinsurance basis. The maximum retention by us on one individual in the case of life insurance is $200,000. We use reinsurance for our health insurance business only for limited purposes. We do not reinsure any health insurance issued in the self-employed market.

      Reinsurance agreements are intended to limit an insurer’s maximum loss. The ceding of reinsurance does not discharge the primary liability of the original insurer to the insured. Although we, through coinsurance, assume risks under policies issued by AEGON, and we have occasionally used assumption reinsurance to acquire blocks of insurance from other insurers, we have not historically regularly assumed risks of other insurance companies. See “Business — Health Insurance-Coinsurance Arrangements.”

Competition

      Our insurance subsidiaries operate in highly competitive markets. The insurance subsidiaries compete with large national insurers, regional insurers and specialty insurers, many of which are larger and have substantially greater financial resources or greater claims paying ability ratings than do we. In addition to claims paying ability ratings, insurers compete on the basis of price, breadth and flexibility of coverage, ability to attract and retain agents and the quality and level of agent and policyholder services provided.

Regulatory and Legislative Matters

Health Care Reform; Privacy Initiatives

      The health care industry is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on our business, financial condition or results of operations.

      Legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, has had and will continue to have a significant impact on our business and future results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Privacy Initiatives.”

Insurance Regulation

      Our insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to insurance departments. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms; claims payment; licensing of insurance agents and the regulation of their conduct; the amount and type of investments that the insurance subsidiaries may hold, minimum reserve and surplus requirements; risk-based capital requirements; and compelled participation in, and assessments in connection with, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

      Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The most recently completed financial examination for MEGA in Oklahoma (MEGA’s domicile state) was completed as of and for the three-year period ended December 31, 2001. The most recently completed financial examination for Mid-West in Tennessee (Mid-West’s domicile state) was completed as of and for the five-year period ended December 31, 1999. The most recently completed financial examination for Chesapeake in Oklahoma (Chesapeake’s domicile state) was completed as of and for the three-year period ended December 31, 2000.

      State insurance departments have also periodically conducted and continue to conduct market conduct examinations of UICI’s insurance subsidiaries. As of December 31, 2003, either or both of MEGA and Mid-West were subject to ongoing market conduct examinations and/or open inquiries with respect to marketing practices in 11 states. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such market conduct examinations. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition.

      In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and we are aware that selected states are reviewing the laws and regulations under which association group policies are issued. We and our insurance company subsidiaries are also parties to several lawsuits challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

      Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (i.e., 10% or more) in the insurance holding company. Our insurance subsidiaries are subject to such laws, and we believe that such subsidiaries are in compliance in all material respects with all applicable insurance holding company laws and regulations.

      Under the risk-based capital initiatives adopted in 1992 by the NAIC, insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2003, the risk-based capital ratio of each of our domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.

      The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated statutory loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims divided by earned premiums. Most states in which our insurance subsidiaries write insurance have adopted the loss ratios recommended by the NAIC, but frequently the loss ratio regulations do not apply to the types of health insurance issued by our subsidiaries. We are unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which we may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could result in a narrowing of profit margins and adversely affect our business and results of operations. We have not been informed by any state that our insurance subsidiaries do not meet mandated minimum ratios, and we believe that we are in compliance with all such minimum ratios. In the event that we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund premiums, which could have a material adverse effect upon our business and results of operations.

      The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

Employees

      We had approximately 2,500 employees at February 17, 2004. We consider our employee relations to be good. Agents associated with our UGA and Cornerstone field forces constitute independent contractors and are not employees of the Company.

Item 2.	Properties

      We currently own and occupy three office buildings in Tarrant County, Texas (including our executive offices located at 9151 Grapevine Hwy, North Richland Hills, Texas 76180-5605) comprising in the aggregate approximately 250,000 square feet of office space. In addition, we lease office space at various locations.

Item 3.	Legal Proceedings

      See Note L of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Submissions of Matters to a Vote of Security Holders

      None.

Executive Officers of the Company

      The Chairman of the Company is elected, and all other executive officers listed below are appointed, by the Board of Directors of the Company at its Annual Meeting each year or by the Executive Committee of the Board of Directors to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

			Business Experience
Name of Officer	Principal Position	Age	During Past Five Years

Ronald L. Jensen	Chairman of the Board	73	Mr. Jensen has served as Chairman since December 1983. In the last five years, Mr. Jensen also served as President of the Company from October 1997 until January 1999.
William J. Gedwed	President and Chief Executive Officer	48	Mr. Gedwed has served as a director of the Company since June 2000 and as President and Chief Executive Officer of the Company since July 1, 2003. He served as Vice President of the Company from August 1999 until May 2000 and as Executive Vice President of the Company from May 2000 until December 31, 2000, when he resigned to become President and CEO of NMC Holdings, Inc., in which capacity he served until May 2002. Mr. Gedwed has served as a Director of NMC Holdings, Inc. since July 2000. He also served as Chairman, President and CEO of National Motor Club of America, Inc. from January 2001 until May 2002. From May 2002 until January 2003, Mr. Gedwed served as Chairman of National Motor Club and currently serves as a Director. From July 2002 until July 2003, Mr. Gedwed served as President and CEO of Landen Bias Corporation (d/b/a Coach-Net) and has served as a Director since July 2002. Mr. Gedwed also served as a Director and President and CEO of DirectoryNET, LLC from February 2002 until June 2003. Mr. Gedwed currently serves as Chairman and Director of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company and Fidelity First Insurance Company (subsidiaries of the Company).
Glenn W. Reed	Executive Vice President and General Counsel	51	Mr. Reed has served in his current position since July 1999. Prior to joining UICI, Mr. Reed was a partner with the Chicago, Illinois law firm of Gardner, Carton & Douglas. He also serves as

			Business Experience
Name of Officer	Principal Position	Age	During Past Five Years

			Director and Vice President of the Company’s insurance subsidiaries.
Phillip J. Myhra	Executive Vice President — Insurance Group	51	Mr. Myhra has served as an executive officer of the Insurance Group since December 1999 and as Executive Vice President — Insurance Group of the Company since February 2001. He serves as a Director, President and Chief Executive Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Myhra served as Senior Vice President of Mutual of Omaha.
Mark D. Hauptman	Vice President and Chief Financial Officer and Chief Accounting Officer	46	Mr. Hauptman joined the Company in 1988 as Controller of the Company’s former OKC Division. He has served as the Company’s Chief Accounting Officer since June 2001 and has served as Chief Financial Officer since May 2002. He also serves as Director and Vice President of the Company’s insurance subsidiaries.
James N. Plato	President — Life Insurance Division	55	Mr. Plato has served as an executive officer and director of the Company’s insurance subsidiaries since June 2001. During the five years prior to joining the Company, Mr. Plato served as an executive officer and/or director of Ilona Financial Group, 1st Variable Life Insurance Company, Interstate Assurance, Mutual of Omaha, and United Presidential Life Insurance Company.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “UCI”. The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on the NYSE.

	High	Low

Fiscal Year Ended December 31, 2002
1st Quarter	$18.95	$12.90
2nd Quarter	21.22	16.65
3rd Quarter	20.25	16.00
4th Quarter	17.18	12.79
Fiscal Year Ended December 31, 2003
1st Quarter	$16.41	$8.42
2nd Quarter	15.65	9.78
3rd Quarter	17.43	11.80
4th Quarter	16.20	12.90

      As of February 26, 2004, there were approximately 13,000 holders of record of Common Stock.

      The Company has not paid cash dividends on its Common Stock to date. The Company currently intends to retain all future earnings to finance continued expansion and operation of its business and subsidiaries. Any decision as to the payment of dividends to the stockholders of the Company will be made by the Company’s

Board of Directors and will depend upon the Company’s future results of operations, financial condition, capital requirements and such other factors as the Board of Directors considers appropriate.

      In addition, dividends paid by the Company’s domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state. See Note J of the Notes to Consolidated Financial Statements included herein.

      During the year ended December 31, 2003, the Company issued 61,182 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2003 have been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts and operating ratios)
Income Statement Data:
Revenues from continuing operations	$1,813,205	$1,375,704	$967,924	$867,190	$851,668
Income from continuing operations before income taxes	131,916	76,759	73,163	98,059	77,353
Income from continuing operations	87,324	51,054	49,484	64,128	57,682
Income (loss) from discontinued operations	(72,990)	953	(6,592)	(58,395)	(203,564)
Net income (loss)	$14,334	$46,863	$42,892	$5,733	$(145,882)
Per Share Data:
Earnings per share from continuing operations:
Basic earnings per common share	$1.88	$1.08	$1.06	$1.37	$1.24
Diluted earnings per common share	$1.82	$1.05	$1.03	$1.34	$1.21
Earnings (loss) per share from discontinued operations(1):
Basic earnings (loss) per common share	$(1.57)	$0.02	$(0.14)	$(1.25)	$(4.39)
Diluted earnings (loss) per common share	$(1.52)	$0.02	$(0.13)	$(1.22)	$(4.26)
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.31	$0.99	$0.92	$0.12	$(3.15)
Diluted earnings (loss) per common share	$0.30	$0.96	$0.90	$0.12	$(3.05)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts and operating ratios)
Operating Ratios:
Health Ratios:
Loss ratio(2)	65%	63%	64%	64%	69%
Expense ratio(2)	34%	34%	34%	31%	29%

Combined health ratio	99%	97%	98%	95%	98%

Balance Sheet Data:
Total investments and cash(3)	$1,579,131	$1,355,918	$1,231,860	$1,073,885	$1,073,850
Total assets	2,140,250	1,915,188	1,676,711	1,460,777	1,529,079
Total policy liabilities	1,184,984	1,028,969	891,361	824,632	841,398
Total debt	18,951	7,922	23,511	66,782	120,637
Student loan credit facilities	150,000	150,000	100,000	—	—
Stockholders’ equity	587,568	585,050	534,572	447,105	407,434
Stockholders’ equity per share(4)	$12.15	$11.76	$10.81	$9.74	$9.44

(1)	For all periods presented, the results of the Company’s former AMS subsidiary (for 2003, the period ended on the date of sale, November 18, 2003), its Senior Market Division, its Special Risk Division, its former sub-prime credit card business and its third party administration business unit have been classified as discontinued operations for financial reporting purposes.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(4)	Excludes the unrealized gains on securities available for sale, which gains are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

Overview

      We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets, and life insurance policies to markets that we believe are underserved.

      The Company’s revenues consist primarily of premiums derived from sales of its indemnity, PPO, student group and voluntary employer group health plans and from life insurance policies. Revenues also include investment income derived from its investment portfolio and other income, which consists primarily of income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

      Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. Premiums on traditional life insurance are recognized as revenue when due.

      Set forth in the table below is premium by insurance segment for each of the past three fiscal years:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Premium:
Self-Employed Agency Division	$1,210,034	$930,983	$628,926
Group Insurance Division	354,002	243,055	121,513
Life Insurance Division	30,366	38,557	60,537
Other Insurance	150	—	—

Total premium	$1,594,552	$1,212,595	$810,976

      The Company’s expenses consist primarily of insurance claims expense and expenses associated with the underwriting and acquisition of insurance policies. Claims expenses consist primarily of payments to physicians, hospitals and other health care providers under health policies and include an estimated amount for incurred but not reported or paid claims. Underwriting, policy acquisition costs and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. The Company also incurs other direct expenses in connection with generating income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These claim liabilities are developed using actuarial principles and assumptions that consider a number of items, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. See discussion below, “Critical Accounting Policies and Estimates — Claim Liabilities”and Note F of Notes to Consolidated Financial Statements.

      In connection with various stock-based compensation plans that we maintain for the benefit of our employees and independent agents, we record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See discussion below “Variable Stock-Based Compensation” and Note M of Notes to Consolidated Financial Statements. The accounting treatment of the Company’s agent plans will continue to result in unpredictable stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock.

      Our business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance (consisting of the Company’s accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); (b) Other, which included the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, and (c) Other Key Factors, which includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, interest expense on non-student loan indebtedness, general expenses relating to corporate operations, the operations of the Company’s AMLI Realty Co. subsidiary, minority interest, variable stock-based compensation, operations that do not constitute reportable operating segments and amortization of goodwill (with respect to periods ended prior to January 1, 2002). Effective January 1, 2003, the Company began to allocate to the Company’s operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company’s insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. All prior periods presented have been adjusted to reflect this allocation.

      Over the past three years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations. We have separately classified as discontinued operations for financial reporting purposes the operations of our former Academic Management Services Corp. (“AMS”) subsidiary (engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business, which we sold in November 18, 2003), our Senior Market Division (through which we formerly developed and marketed long-term care and Medicare supplement insurance products for the senior market), our Special Risk Division (through which we formerly provided various niche health insurance related products, including “stop loss”, marine crew accident, organ transplant and international travel accident products and various insurance intermediary services and managed care services), our former sub-prime credit card operations, and our third party administration business (through which we formerly provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/ Blue Shield organizations and self-administered employer health care plans).

Results of Operations — Overview

      During 2003 the Company’s financial condition, cash flow and results from operations were impacted by several key factors and developments:

•	Academic Management Services Corp.

In July 2003 we announced that we had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of Academic Management Service Corp. (“AMS”) (our former subsidiary engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business) and the failure to comply with reporting obligations under the financing documents at seven of those facilities. We subsequently entered into waiver and release agreements requiring us in July 2003 to contribute $48.25 million in cash to the capital of AMS.

Following the collateral issues at AMS, we decided to dispose of our interest in the subsidiary, and on November 18, 2003 we completed the sale of our entire equity interest in AMS. We generated from the sale net cash proceeds of approximately $27.8 million. At closing, we also received uninsured student loan assets formerly held by one of AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In anticipation of the sale of AMS, in the third quarter of 2003 the Company wrote down the carrying value of these loans to fair value, which was significantly less than the face amount of the loans. As part of the transaction, the purchaser agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS previously securitized student loans.

We classified AMS as a discontinued operation for financial reporting purposes as of September 30, 2003. Our recorded results in 2003 included a pre-tax loss at AMS in the amount of $(76.0) million ($(64.2) million net of tax), reflecting the loss upon disposal of AMS and AMS’ operating loss during the year.

•	Association Group Litigation

Commencing in late 2002, the Company and/or its insurance company subsidiaries were named as defendants in several lawsuits challenging the nature of the relationship between the Company’s insurance companies and the membership associations that have made available to their members our health insurance products. See Note L of Notes to Consolidated Financial Statements. Results at our Self-Employed Agency Division in the twelve months ended December 31, 2003 included a $25.0 million charge (of which $17.5 million was taken in the fourth quarter) associated with the reassessment of loss accruals established for this and other litigation. The Company continues to actively engage in discussions with respect to possible settlement of a significant portion of its pending association group litigation.

•	Closedown of Senior Market Division

During 2003 we completed the wind down of our former Senior Market Division, which the Company established in 2001 to develop long-term care and Medicare supplement insurance products for the senior market. In 2003 the Company reported losses associated with the former Senior Market Division in the amount of $(9.2) million (net of tax), compared to losses in the amount of $(5.0) million (net of tax) in 2002. The losses in 2003 were primarily attributable to a loss of $(5.5) million (net of tax) recognized in the second quarter of 2003 upon sale of the Company’s interest in the agency through which the Company formerly marketed and distributed insurance products to the senior market, a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations.

•	Sale of Healthaxis, Inc. Equity Stake

Effective September 30, 2003, we sold to Healthaxis, Inc. (HAXS: Nasdaq) (“HAI”) our entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to us in the amount of $3.4 million. We recognized a nominal loss for financial reporting purposes in connection with the sale. Prior to the sale, we had previously accounted for our investment in HAI utilizing the equity method and recognized our ratable share of HAI income and loss. See Note B of Notes to Consolidated Financial Statements.

•	Closedown of College Fund Life Division

We determined that, effective May 31, 2003, we would no longer issue new life insurance policies under our College First Alternative Loan Program, through which we historically offered an interest-sensitive whole life insurance product issued with a child term rider requiring us to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. In connection with the closedown, the Company incurred exit costs (consisting primarily of employee severance and relocation expenses and lease termination costs) in the amount of approximately $1.1 million, which costs were expensed as incurred in 2003.

The Company continues to have outstanding commitments made under the College First Alternative Loan Program to fund student loans for the years 2003 through 2024. See Notes H and L of Notes to Consolidated Financial Statements.

•	Sale of AMLI Residential Properties Trust Equity Stake

In the fourth quarter of 2003, we recognized a pre-tax gain in the amount of $40.4 million ($26.2 million, or $0.55 per diluted share, net of tax) associated with the sale of a substantial portion of the Company’s stake in AMLI Residential Properties Trust (a publicly-traded (NYSE: AML) real estate investment trust) (“AMLI Residential”). Prior to the sale, we held approximately 11.9% of the issued and outstanding shares of beneficial interest of AMLI Residential. We determined to sell the securities to diversify our portfolio and to generate taxable capital gains that could be used to offset capital losses generated from other investments.

•	Losses at Our Group Insurance Operations

Our Group Insurance Division (consisting of the Company’s Student Insurance and Star HRG business units) reported operating losses of $(7.9) million for the year ended December 31, 2003 compared to operating income in the amount of $13.2 million in 2002. These operating losses were primarily attributable to operating losses at the Company’s Student Insurance Division and, to a lesser extent, to disappointing results at the Star HRG unit. In the third quarter of 2003 the Company recorded a $(13.1) million ($(8.5) million net of tax, or ($0.18) per diluted share) charge, substantially all of which was attributable to unfavorable claims experience at the Company’s Student Insurance Division. Because Student Insurance policies are issued on a single school year basis and the 2003-2004 school year commenced in August 2003, the Student Insurance Division will be limited in its ability to reprice its overall book of business until August 2004.

•	Adjustments to SEA Claim Liability Estimates

Effective January 1, 2003, our Self-Employed Agency (“SEA”) Division made certain refinements to its claim and future benefit liability estimates, the net effect of which decreased claim and future policy benefit liabilities and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. See discussion below under the caption “Change in Reserving Estimates — Self-Employed Agency Division” and Note F of Notes to Consolidated Financial Statements.

Results of Operations

      The table below sets forth certain summary information about our operating results for each of the three most recent fiscal years:

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(Dollars in thousands)
Revenue
Premiums:
Health	$1,564,579	32%	$1,181,046	52%	$776,297
Life premiums and other considerations	29,973	(5)%	31,549	(9)%	34,679

Total premium:	1,594,552	32%	1,212,595	50%	810,976
Investment income	77,661	(4)%	80,831	2%	79,349
Other income	101,281	15%	87,876	21%	72,434
Gains (losses) on sale of investments	39,711	NM	(5,598)	NM	5,165

Total revenues:	1,813,205	32%	1,375,704	42%	967,924
Benefits and Expenses
Benefits, claims, and settlement expenses	1,039,593	34%	774,492	46%	530,969
Underwriting, policy acquisition costs, and insurance expenses	563,574	30%	432,468	50%	288,363
Stock based compensation expense (benefit)	(459)	NM	16,312	NM	6,110
Other expenses	73,354	19%	61,886	16%	53,459
Interest expense	3,016	(27)%	4,148	(21)%	5,263
Losses in Healthaxis, Inc. investment	2,211	(77)%	9,639	(9)%	10,597

Total expenses:	1,681,289	29%	1,298,945	45%	894,761

Income from continuing operations before income taxes	131,916	72%	76,759	5%	73,163
Federal income taxes	44,592	74%	25,705	9%	23,679

Income from continuing operations	87,324	71%	51,054	3%	49,484
Income (loss) from discontinued operations (net of income tax benefit)	(72,990)	NM	953	NM	(6,592)

Income before cumulative effect of accounting change	14,334	(72)%	52,007	21%	42,892
Cumulative effect of accounting change (net of income tax benefit)	—	(100)%	(5,144)	NM	—

Net income	$14,334	(69)%	$46,863	9%	$42,892

NM: not meaningful

2003 Compared to 2002

      UICI reported revenues and income from continuing operations in 2003 of $1.813 billion and $87.3 million ($1.82 per diluted share), respectively, compared to 2002 revenues and income from continuing operations of $1.376 billion and $51.1 million ($1.05 per diluted share), respectively.

      The Company reported net income in 2003 in the amount of $14.3 million ($0.30 per diluted share), compared to net income of $46.9 million ($0.96 per diluted share) in 2002. Reported net income included income (losses) from discontinued operations in 2003 and 2002 in the amount of $(73.0) million ($(1.52) per diluted share) and $953,000 ($0.02 per diluted share), respectively. Overall results in the full year ended December 31, 2002 also included a goodwill impairment charge in the amount of $(5.1) million (net of tax) ($(0.11) per diluted share), which was reflected as a cumulative effect of a change in accounting principle in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets.

Continuing Operations

      Revenues. UICI’s revenues increased to $1.813 billion in 2003 from $1.376 billion in 2002, an increase of $437.5 million, or 32%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a significant increase in health premium revenue (to $1.565 billion in 2003 from $1.181 billion in 2002, an increase of $383.5 million, or 32%) which resulted from new business as well as increased renewal business derived from new health business originally written in 2001 and 2002.

•	Life premiums and other considerations decreased by 5% to $30.0 million in 2003 from $31.5 million in 2002. This decrease resulted primarily from reduced premiums and other considerations from closed blocks of life and annuity business and the termination of sales (in May 2003) of the Company’s life policies through its former College Fund Life Division.

•	Despite a 16.8% increase in invested assets over the year ended December 31, 2003, investment income remained relatively constant ($77.7 million in 2003 compared to $80.8 million in 2002) due to a decrease in yield on invested assets resulting from lower prevailing market interest rates.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) increased by 15% to $101.3 million in 2003 from $87.9 million in 2002. Other income is directly related to sales of health insurance by the SEA Division and, as a result, the Company benefited from strong renewal income from health business originally written 2001 and 2002.

•	The Company recognized gains on sale of investments of $39.7 million in 2003 compared to losses of $(5.6) million in 2002, which increase resulted primarily from a $40.4 million (pre-tax) gain generated in the fourth quarter of 2003 on the sale of a substantial portion of the Company’s stake in AMLI Residential. Results in 2002 reflected impairment charges for certain fixed income securities in the amount of $(14.7) million. The impairment charges were partially offset by realized gains associated with other securities in the portfolio.

      Expenses. UICI’s total expenses increased to $1.681 billion in 2003 from $1.299 billion in 2002, an increase of $382.3 million, or 29%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased by 34% to $1.040 billion in 2003 from $774.5 million in 2002. Benefits, claims and settlement expenses grew faster than premium revenues primarily as a result of less than favorable experience in our Group Insurance division and charges related to increases in claim liabilities and final resolution of certain litigation in the Life Division.

•	Underwriting, policy acquisition costs and insurance expenses increased by 30% to $563.6 million in 2003 from $432.5 million in 2002, consistent with the increase in premium revenue.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2003 the Company recognized a stock based compensation benefit in the amount of $459,000, compared to stock based compensation expense of $(16.3) million in 2002, principally due to the lower average price of UICI shares in 2003 compared to the average share price in 2002.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) increased by 19%, to $73.4 million in 2003 from $61.9 million in 2002.

•	Total interest expense decreased by 27%, to $3.0 million in 2003 from $4.1 million in 2002, primarily due to a decrease in interest expense associated with student loan borrowings (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements), which decrease resulted from a decline in prevailing market interest rates.

      Operating Income. Income from continuing operations before federal income taxes (“operating income”) increased by 72%, to $131.9 million in 2003 from $76.8 million in 2002. As discussed more fully below, the Company’s 2003 results from continuing operations benefited from a 30% year-over-year increase in operating income at its SEA Division (from $84.2 million in 2002 to $109.1 million in 2003) and a pre-tax gain in the amount of $40.4 million ($26.2 million or $0.55 per diluted share, net of tax) recognized in the fourth quarter of 2003 associated with the sale of a substantial portion of the Company’s stake in AMLI Residential. These favorable factors were offset by operating losses in 2003 at the Company’s Group Insurance and Life Insurance operations.

      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; (b) Other, which included the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, and (c) Other Key Factors, which includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, interest expense on non-student loan indebtedness, general expenses relating to corporate operations, the operations of the Company’s AMLI Realty Co. subsidiary, minority interest, variable stock-based compensation, operations that do not constitute reportable operating segments, and amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      Operating income (loss) for each of the Company’s business segments and divisions in 2003 and 2002 was as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Operating income (loss)(1)
Insurance:
Self-Employed Agency Division	$109,079	$84,195
Group Insurance Division	(7,873)	13,155
Life Insurance Division	(2,350)	8,097
Other Insurance(2)	(705)	—

Total Insurance	98,151	105,447
Other(3)	(2,211)	(9,639)
Other Key Factors(4)
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on non-student loan indebtedness)	35,517	(2,737)
Variable stock-based compensation	459	(16,312)

Total Other Key Factors	35,976	(19,049)

Total operating income	$131,916	$76,759

(1)	Effective January 1, 2003, the Company began to allocate to the Company’s operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company’s insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. All prior periods presented have been adjusted to reflect this allocation.

(2)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis.

(3)	Reflects the Company’s share of losses associated with its former investment in Healthaxis, Inc., which the Company disposed of in the third quarter of 2003.

(4)	The Other Key Factors segment includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, interest expense on non-student loan indebtedness, general expenses relating to corporate operations, the operations of the Company’s AMLI Realty Co. subsidiary, minority interest, variable stock-based compensation, operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company’s former third party administration business, until sold by the Company in September 2002) and amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      Self-Employed Agency Division. Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for each of the three most recent fiscal years:

	Self-Employed Agency Division Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(Dollars in thousands)
Revenues:
Earned premium revenues	$1,210,034	30%	$930,983	48%	$628,926
Investment income(1)	31,230	16%	26,978	21%	22,359
Other income	91,173	17%	77,946	26%	62,062

Total revenues	1,332,437	29%	1,035,907	45%	713,347
Expenses:
Benefits expenses	736,101	29%	571,814	47%	387,801
Underwriting and acquisition expenses	428,403	29%	333,058	50%	221,916
Other expenses(1)	58,854	26%	46,840	20%	38,894

Total expenses	1,223,358	29%	951,712	47%	648,611

Operating income	$109,079	30%	$84,195	30%	$64,736

Other operating data:
Loss ratio(2)	60.8%	(1.0)%	61.4%	(0.5)%	61.7%
Average number of writing agents in period	2,551	(0.5)%	2,563	49.5%	1,714
Submitted annualized volume(3)	$895,159	(3.7)%	$929,256	60.6%	$578,451

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

      The SEA Division’s 30% year-over-year increase in operating income (to $109.1 million in 2003 from $84.2 million in 2002) was driven by a 30% increase in earned premium revenue (to $1.21 billion in 2003 from $931.0 million in 2002). The increase in earned premium revenue in 2003 was primarily attributable to earned premiums associated with renewals of business originally written in 2001 and 2002. Submitted annualized premium volume decreased in 2003 to $895.2 million from $929.3 million in 2002. As a result of this decrease in submitted annualized premium volume, the Company anticipates that the 2004 over 2003 growth rate for earned premium revenues for the SEA Division will be less than the 2003 over 2002 growth rate in earned premium revenues.

      Results at the SEA Division in 2003 included a $(25.0) million charge associated with the reassessment of loss accruals established for certain pending litigation. See Note L of Notes to Consolidated Financial Information. The Company continues to actively engage in discussions with respect to possible settlement of a significant portion of its pending association group litigation.

      Operating margin (operating income as a percentage of earned premium revenue) remained constant at 9.0% in each of 2003 and 2002.

      Group Insurance Division. Set forth below is certain summary financial and operating data for the Company’s Group Division (consisting of the Company’s Student Insurance and Star HRG business units) for each of the three most recent fiscal years:

	Group Insurance Division Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(Dollars in thousands)
Revenues:
Earned premium revenues	$354,002	46%	$243,055	100%	$121,513
Investment income(1)	5,703	29%	4,422	33%	3,315
Other income	7,579	84%	4,125	215%	1,311

Total revenues	367,284	46%	251,602	99%	126,139
Expenses:
Benefits expenses	276,461	63%	169,940	86%	91,293
Underwriting and acquisition expenses(1)	98,696	44%	68,507	113%	32,172

Total expenses	375,157	57%	238,447	93%	123,465

Operating income (loss)	$(7,873)	(160)%	$13,155	392%	$2,674

Other operating data:
Loss ratio(2)	78.1%	11.7%	69.9%	(6.9)%	75.1%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

      Operating losses at the Group Insurance Division in 2003 were attributable to operating losses at the Company’s Student Insurance Division. The Company also experienced disappointing results at its Star HRG unit. In the third quarter of 2003, the Company recorded a $(13.1) million ($(8.5) million net of tax, or $(0.18) per diluted share) charge, substantially all of which was attributable to unfavorable claims experience at the Company’s Student Insurance Division. Because Student Insurance policies are issued on a single school year basis and the 2003-2004 school year commenced in August 2003, the Student Insurance Division will be limited in its ability to reprice its overall book of business until August 2004.

      Life Insurance Division. Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for each of the three most recent fiscal years:

	Life Insurance Division
	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(Dollars in thousands)
Revenues:
Earned premium revenues	$30,366	(21)%	$38,557	(36)%	$60,537
Investment income(1)	30,610	(11)%	34,207	6%	32,176
Other income	1,236	(25)%	1,655	(24)%	2,185

Total revenues	62,212	(16)%	74,419	(22)%	94,898
Expenses:
Benefits expenses	26,971	(18)%	32,738	(37)%	51,876
Underwriting and acquisition expenses(1)	35,678	15%	30,903	(10)%	34,275
Interest expense	1,913	(29)%	2,681	12%	2,398

Total expenses	64,562	(3)%	66,322	(25)%	88,549

Operating income (loss)	$(2,350)	(129)%	$8,097	28%	$6,349

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

      The operating losses at the Company’s Life Insurance Division in 2003 were primarily attributable to a claim accrual increase associated with the Company’s former workers compensation business, a charge associated with the final resolution of litigation arising out of the closedown in 2001 of the Company’s former workers compensation business, costs associated with the closedown of the Company’s College Fund Life Division operations, and a decrease in investment income allocated to the segment.

      The Company determined that, effective May 31, 2003, it would no longer issue new life insurance policies under the College Fund Life Division program and, effective June 30, 2003, it ceased all operations at the Company’s Norcross, Georgia facility. In connection with such closedown and relocation to the Oklahoma City office, the Company incurred exit costs (consisting primarily of employee severance and relocation expenses and lease termination costs) in the amount of approximately $1.1 million which costs were expensed as incurred in 2003.

      Other Insurance. In the third quarter of 2003 the Company established a subsidiary (ZON Re USA, LLC) to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis. To date, results of the start up operation have not been material to the consolidated results of operations of the Company.

      Other. The Company has classified its former investment in Healthaxis, Inc. (HAXS: Nasdaq) (“HAI”) as its “Other” business segment. Effective September 30, 2003, the Company sold back to HAI its entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

      Prior to disposal, the Company accounted for its investment in HAI utilizing the equity method and, accordingly, recognized its ratable share of HAI income and loss. See Note B of Notes to Consolidated

Financial Statements. The Company’s carrying value of its investment in HAI at December 31, 2002 was $4.9 million. Through the date of sale (September 30, 2003), the Company’s share of HAI’s operating losses (computed prior to amortization of goodwill associated with HAI’s 2000 merger with Insurdata) was $(2.2) million. For the year ended December 31, 2002, the total HAI segment loss in the amount of $(9.6) million reflected the Company’s share of HAI’s operating losses of $(3.1) million plus a $(6.5) million impairment charge related to the adjustment to the carrying value of the Company’s investment in HAI taken in the second quarter of 2002.

      Other Key Factors. The Other Key Factors category includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, interest expense on non-student loan indebtedness, general expenses relating to corporate operations, the operations of the Company’s AMLI Realty Co. subsidiary, minority interest, variable stock-based compensation, operations that do not constitute reportable operating segments (consisting primarily of the remaining portion of the Company’s former third party administration business, until sold by the Company in September 2002) and amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      For the year ended December 31, 2003, Other Key Factors reported operating income of $36.0 million, compared to an operating loss of $(19.0) million in 2002. The increase in operating income for the year ended December 31, 2003 was attributable to various factors, including a gain in the amount of $40.4 million realized in the fourth quarter of 2003 upon the sale by the Company of a substantial portion of its stake in AMLI Residential and non-cash stock-based compensation income attributable to the Company’s stock accumulation plans in the aggregate amount of $459,000 (see discussion below). These favorable factors in 2003 were offset by a decrease of $5.3 million in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets).

Discontinued Operations

      The Company’s reported results in 2003 and 2002 reflected income (loss) (net of tax) from discontinued operations (consisting of the Company’s AMS unit, its Senior Market Division, its Special Risk Division, its former sub-prime credit card unit and its third party administration (TPA) business) in the amount of $(73.0) million ($(1.52) per diluted share), and $953,000 ($0.02 per diluted share), respectively. Results from discontinued operations in 2003 included significant losses (net of tax) from AMS in the amount of $(64.2) million (which included a $(61.2) million expense reflecting the estimated loss on disposal recorded in the third quarter of 2003) and the costs associated with the close down of the Company’s former Senior Market Division.

      For the year ended December 31, 2003 and 2002, AMS reported earnings (losses) (net of tax) in the amount of $(64.2) million and $5.3 million, respectively. Reflecting the anticipated sale of AMS, the Company recorded during the third quarter of 2003 an estimated loss upon disposal of AMS in the amount of $(61.2) million.

      In 2003 the Company reported losses associated with the former Senior Market Division in the amount of $(9.2) million (net of tax), compared to losses in the amount of $(5.0) million (net of tax) in 2002. The losses in 2003 were primarily attributable to a loss of $(5.5) million (net of tax) recognized in the second quarter of 2003 upon sale of the Company’s interest in the agency through which the Company formerly marketed and distributed insurance products to the senior market, a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations.

2002 Compared to 2001

General

      UICI reported revenues and income from continuing operations in 2002 of $1.376 billion and $51.1 million ($1.05 per diluted share), respectively, compared to 2001 revenues and income from continuing operations of $967.9 million and $49.5 million ($1.03 per diluted share), respectively.

      The Company reported net income in 2002 in the amount of $46.9 million ($0.96 per diluted share), compared to net income of $42.9 million ($0.90 per diluted share) in 2001. Reported net income included income (losses) from discontinued operations in 2002 and 2001 in the amount of $953,000 ($0.02 per diluted share) and $(6.6) million ($(0.13) per diluted share), respectively. Overall results in the full year ended December 31, 2002 also included a goodwill impairment charge in the amount of $(5.1) million (net of tax) ($(0.11) per diluted share), which has been reflected as a cumulative effect of a change in accounting principle in accordance with recently adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets.

Continuing Operations

      Revenues. UICI’s revenues increased to $1.376 billion in 2002 from $967.9 million in 2001, an increase of $407.8 million, or 42%. The Company’s revenues in 2002 and 2001 were particularly impacted by the following factors:

•	The Company generated a significant increase in health premium revenue (to $1.181 billion in 2002 from $776.3 million in 2001, an increase of $404.7 million, or 52%), which increase was primarily attributable to an increase (from $578.5 million in 2001 to $929.3 million in 2002) in submitted annualized premium volume at the Company’s SEA Division.

•	Life premiums and other considerations decreased by 9%, to $31.5 million in 2002 from $34.7 million in 2001, which resulted primarily from reduced premiums and other considerations derived from closed blocks of life and annuity business.

•	Despite a 10% increase in invested assets over the year ended December 31, 2002, investment income remained relatively constant ($80.8 million in 2002 compared to $79.3 million in 2001) due to a decrease in yield on invested assets resulting from lower prevailing market interest rates.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that have made available to their members the Company’s health insurance products) increased by 21%, to $87.9 million in 2002 from $72.4 million in 2001.

•	The Company recognized losses on sale of investments of $(5.6) million in 2002 compared to gains of $5.2 million in 2001. During 2002 and 2001, the Company recorded impairment charges for certain fixed income and equity securities in the amount of $14.7 million and $3.5 million, respectively. The Company’s 2002 impairment charges included a $6.1 million impairment charge associated with the Company’s WorldCom, Inc. bond holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc. The impairment charges were partially offset by realized gains associated with other securities in the portfolio.

Included in 2001 gains was a $5.3 million gain related to the Company’s investment in AMLI Commercial Properties Trust (“ACPT”) and $3.4 million in other gains from the Company’s investment portfolio, which gains were offset by impairment charges for certain investments in the amount of $3.5 million. During 2001, ACPT, an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized a gain in the amount of $5.3 million. See Note C of Notes to Consolidated Financial Statements.

      Expenses. UICI’s total expenses increased to $1.299 billion in 2002 from $894.8 million in 2001, an increase of $404.2 million, or 45%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased by 46%, to $774.5 million in 2002 from $531.0 million in 2001. Benefits, claims and settlement expenses grew primarily as a result of a significant increase in premium revenue at the SEA and Group Divisions (including the incremental benefits, claims and settlements expenses associated with the Company’s Star HRG unit, which was acquired in February 2002).

•	Underwriting, policy acquisition costs and insurance expenses increased by 50%, to $432.5 million in 2002 from $288.4 million in 2001. The increase in such expenses was primarily due to the increase in first year premium revenue from the SEA Division (with respect to which the Company records a higher commission expense than with respect to premium revenue in policy renewal years) and premium growth at the Group Division (including the incremental underwriting, acquisition and insurance expenses associated with the Company’s Star HRG unit, which was acquired in February 2002).

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) increased by 16%, to $61.9 million in 2002 from $53.5 million in 2001, primarily due to the increase in SEA Division expenses.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2002 the Company recognized stock based compensation expense in the amount of $(16.3) million, compared to stock based compensation expense of $(6.1) million in 2001, due to the higher average price of UICI shares in 2002 compared to the average share price in 2001.

•	Interest expense on corporate borrowings decreased to $1.4 million in 2002 from $2.9 million in 2001, primarily due to the decreased level of borrowings outstanding during 2002 compared to 2001. Interest expense on student loan obligations (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements) increased to $2.7 million in 2002 from $2.4 million in 2001, primarily as a result of the completion of an additional $50.0 million securitization in April 2002.

      Operating Income. Income from continuing operations before federal income taxes (“operating income”) increased to $76.8 million in 2002 from $73.2 million in 2001. As discussed more fully below, a 43% increase in operating income from its insurance segment (to $105.4 million in 2002 from $73.8 million in 2001) was offset by a decrease in yield on invested assets, losses on sale of investments (losses of $(5.6) million in 2002 compared to gains of $5.2 million in 2001) and a significant increase in stock based compensation expense associated with various stock-based compensation plans maintained by the Company for the benefit of its employees and independent agents.

      Operating income (loss) for each of the Company’s segments and divisions in 2002 and 2001 was as follows:

	Year Ended December 31,

	2002	2001

	(In thousands)
Operating income (loss)(1)
Insurance:
Self-Employed Agency Division	$84,195	$64,736
Group Insurance Division	13,155	2,674
Life Insurance Division	8,097	6,349

Total Insurance	105,447	73,759

Other(2)	(9,639)	(10,597)

Other Key Factors(3)
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on non-student loan indebtedness)	(2,737)	16,641
Variable stock-based compensation	(16,312)	(6,110)
Goodwill amortization	—	(530)

Total Other Key Factors	(19,049)	10,001

Total income from continuing operations before income taxes	$76,759	$73,163

(1)	Effective January 1, 2003, the Company began to allocate to the Company’s operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company’s insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. All prior periods presented have been adjusted to reflect this allocation.

(2)	Reflects the Company’s share of losses associated with its former investment in Healthaxis, Inc., which the Company disposed of in the third quarter of 2003.

(3)	The Other Key Factors segment includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, interest expense on non-student loan indebtedness, general expenses relating to corporate operations, the operations of the Company’s AMLI Realty Co. subsidiary, minority interest, variable stock-based compensation, operations that do not constitute reportable operating segments (consisting primarily of Barron Risk Management Services, Inc., the remaining portion of the Company’s former TPA Division, until sold by the Company in September 2002), and amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      Self-Employed Agency Division. Operating income at UICI’s SEA Division increased by 30%, to $84.2 million in 2002 from $64.7 million in 2001.

      In the 2002 period, the SEA Division continued to experience significant increases in submitted annualized premium volume ($929.3 million in 2002 compared to $578.5 million in 2001), which increase was due primarily to a 49.5% increase in the average number of writing agents in 2002 compared to 2001 and a 6% increase in annualized premium volume submitted per writing agent in 2002 compared to 2001. Total revenue at the SEA Division increased from $713.3 million in 2001 to $1,035.9 million in 2002 (a 45% increase). Operating income as a percentage of SEA Division premium in the year ended December 31, 2002 was 9.0% compared to 10.3% in the prior year. The lower operating margin during the 2002 period was attributable to higher effective commission rates due to the increase in first year premium (which carries a higher commission rate compared to renewal commissions), and lower investment and other income as a percentage of total revenue. These factors were partially offset by lower administrative expenses as a percentage of total premium in 2002 and a slightly lower loss ratio in 2002 compared to the loss ratio in 2001.

      Group Insurance Division. For the year ended December 31, 2002, the Group Insurance Division reported operating income of $13.2 million compared to operating income of $2.7 million in 2001. This increase in operating income was primarily attributable to the incremental operating income associated with the Company’s Star HRG unit, which was acquired by the Company on February 28, 2002. An increase in earned premium revenue and decrease in administrative expenses as a percentage of earned premium (offset by a nominal increase in the loss ratio) at the Company’s Student Insurance Division also contributed to the increases in operating income at the Group Insurance Division in the 2002 period.

      Life Insurance Division. For the year ended December 31, 2002, the Company’s Life Insurance Division (which includes the results of the Company’s OKC life insurance operations and its College Fund Life Division) reported operating income of $8.1 million compared to operating income of $6.3 million in 2001. The increase in operating income in the year ended December 31, 2002 compared to 2001 reflected the close down in May 2001 of the Company’s workers’ compensation business, in connection with which the Company incurred in the second quarter of 2001 a charge of $(8.7) million associated with a strengthening of claim liabilities.

      Results at the Company’s Life Insurance Division in 2001 also reflected a $(1.3) million charge in the fourth quarter of 2001 associated with the Company’s share of an assessment to all workers’ compensation insurance carriers. Reflecting a subsequent repeal of the assessment, in the first quarter of 2002 the Company reversed the $1.3 million charge and strengthened claim liabilities in an equivalent amount. The charges in 2001 were partially offset by a $5.2 million benefit resulting from an increase in the carrying value of student loans generated by the College Fund Life Division. These factors favorably affecting the 2002 results compared to 2001 results at the Life Insurance Division were offset somewhat by increased administrative expenses associated with the OKC operations in 2002 as compared to 2001.

      Other. The Company has classified its former investment in Healthaxis, Inc. (“HAI”) as its “Other” business segment. Prior to its disposal in 2003, the Company accounted for its investment in HAI utilizing the equity method and, accordingly, recognized its ratable share of HAI income and loss (computed prior to amortization of goodwill recorded by HealthAxis.com in connection with the January 7, 2000 merger of Insurdata Incorporated (formerly a wholly-owned subsidiary of UICI) with and into HealthAxis.com). See Note B of Notes to Consolidated Financial Statements.

      The Company’s carrying value of its investment in HAI was $4.9 million at December 31, 2002. During the year ended December 31, 2002, the Company’s share of HAI’s operating losses (computed prior to amortization of merger related goodwill) was $(3.1) million, compared to its share of operating losses of $(10.6) million in 2001. For the year ended December 31, 2002, the total HAI segment loss in the amount of $(9.6) million reflected the Company’s share of HAI’s operating losses $(3.1) million plus a $(6.5) million impairment charge related to the adjustment to the carrying value of the Company’s investment in HAI taken in the second quarter of 2002.

      Effective June 15, 2002, UICI and HAI terminated an information technology services agreement, amended and restated as of January 3, 2000 (the “Services Agreement”), pursuant to which HAI formerly provided information systems and software development services (including administration of the Company’s computer data center) to the Company and its insurance company affiliates. See Note K of Notes to Consolidated Condensed Financial Statements. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Substantially all of HAI’s technical personnel formerly supporting UICI under the Services Agreement were hired by UICI on June 17, 2002. Following the transaction, UICI continued to hold approximately 45% of the issued and outstanding shares of HAI. Because UICI constitutes a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement (approximately $6.5 million) was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company’s carrying value of its investment in HAI.

Effective June 30, 2002, UICI determined the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to an estimated realizable value. In determining the estimated realizable value of its investment in HAI at June 30, 2002, the Company gave due consideration, among other things, to HAI’s recognition of an extraordinary gain in July 2002 in the amount of $16.4 million associated with the early extinguishment of indebtedness, which extraordinary gain was recorded by HAI in connection with the exchange of $27.5 million aggregate principal amount of HAI’s convertible debentures for $4.0 million in cash and shares of a newly authorized series of HAI 2% convertible preferred stock.

      Other Key Factors. The Other Key Factors category includes (a) investment income not allocated to other business segments, (b) realized gains or losses on sale of investments, (c) interest expense on non-student loan indebtedness, (d) general expenses relating to corporate operations, (e) the operations of the Company’s AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      For the year ended December 31, 2002, Other Key Factors reported an operating loss of $(19.0) million, compared to operating income of $10.0 million in 2001. The increase in operating loss for the year ended December 31, 2002 was attributable to various factors, including a $7.6 million decrease in investment income not allocated to other segments (which in turn resulted from a decrease in yield on invested assets), a $5.6 million realized loss on sale of investments resulting primarily from a $6.1 million impairment charge taken in the second quarter of 2002 associated with the Company’s WorldCom, Inc. bond holdings compared to a realized gain of $5.2 million in the corresponding period in 2001, and an increase in variable stock-based compensation expense of $10.2 million (see discussion below). These factors contributing to the increase in Other Key Factors operating loss in the year ended December 31, 2002 were offset by the positive impact of the non-amortization of goodwill as required by Statement No. 142 for all periods commencing after January 1, 2002. In the year ended December 31, 2001, the Company recorded goodwill amortization in the amount of $530,000.

      During 2001, AMLI Commercial Properties Trust (“ACPT”), an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sales, the Company recognized a gain in the amount of $5.3 million.

      Effective June 30, 2001, the Company changed its method for accounting for its investment in AMLI Residential from the equity method to the investment method. The effect of the accounting change was to increase the carrying value of AMLI Residential on the consolidated balance sheet of the Company at June 30, 2001 from $22.6 million to $62.8 million. As a result of the accounting change, the Company no longer recorded its share of AMLI Residential’s gains and losses but, rather, marks-to-market its investment in AMLI Residential. Accordingly, increases (or decreases) in the Company’s carrying value of its investment in AMLI Residential are now recorded as unrealized gains (or losses) with corresponding increases (or decreases) to the Company’s stockholders’ equity (net of tax). At December 31, 2002 and 2001, the Company’s carrying value of its investment in AMLI Residential was $54.3 million and $64.3 million, respectively.

Discontinued Operations

      The Company’s reported results in 2002 and 2001 reflected income (loss) (net of tax) from discontinued operations (consisting of the Company’s AMS unit, its Senior Market Division, its Special Risk Division, its former sub-prime credit card unit and its third party administration business) in the amount of $953,000 ($0.02 per diluted share) and $(6.6) million ($(0.13) per diluted share), respectively. Results from discontinued operations in 2001 included losses (net of tax) of $(9.2) million, $(3.8) million and $(1.4) million from the Company’s Special Risk Division, third party administration business and Senior Market Division, respectively. These losses were slightly offset by income of $4.1 million and $3.7 million from the Company’s AMS and sub-prime credit card operations, respectively.

Variable Stock-Based Compensation

      The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. For financial reporting purposes, the Company reflects all variable stock based compensation in its “Other Key Factors” business segment. See Note M of Notes to Consolidated Financial Statements.

      In the year ended December 31, 2003, the Company recorded non-cash stock-based compensation income attributable to the Company’s stock accumulation plans established for the benefit of its independent agents in the aggregate amount of $459,000. In the year ended December 31, 2002, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $(16.3) million, of which $(5.7) million was attributable to the ESOP feature of the Company’s Employee Plan, $(9.2) million was attributable to the Company’s stock accumulation plans established for the benefit of its independent agents and $(1.4) million was attributable to other stock-based plans. In the year ended December 31, 2001, the Company recorded non-cash stock-based compensation expense in the aggregate amount of $(6.1) million, of which $(2.3) million was attributable to the ESOP feature of the Company’s Employee Plan, $(2.8) million was attributable to the Company’s stock accumulation plans established for the benefit of its independent agents and $(1.0) million was attributable to other stock-based plans. The significant decrease in non-cash variable stock-based compensation expense in 2003 compared to 2002 was primarily attributable to the lower average share price in 2003 compared to the average share price in 2002. The significant increase in non-cash variable stock-based compensation expense in 2002 compared to 2001 was attributable to the higher average share price in 2002 compared to the average share price in 2001.

      During the year ended December 31, 2002, the amount classified as stock appreciation expense with respect to the Employee Plan represented the incremental compensation expense associated with the allocation during the year of 630,000 shares previously purchased in 2000 by the Employee Plan from the Company at $5.25 per share (“$5.25 ESOP Shares”) to fund the Company’s matching and supplemental contributions to the ESOP. As and when the Company made matching and supplemental contributions to the ESOP by allocating to participants’ accounts these $5.25 ESOP Shares, the Company recorded additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of December 31, 2002, all $5.25 ESOP Shares had been allocated to participants’ accounts. Accordingly, in 2003 the Company did not, and in future periods the Company will not, recognize any additional variable stock-based compensation associated with the ESOP feature of the Employee Plan. The allocated $5.25 ESOP Shares are considered outstanding for purposes of the computation of earnings per share.

      The Company also sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. The agent plans generally combine an agent-contribution feature and a Company-match feature. The Company has established a liability for future unvested benefits under the plans and adjusts the liability based on the market value of the Company’s common stock. For the year ended December 31, 2003, the Company recorded total compensation expense associated with these agent plans in the amount of $10.0 million, of which $459,000 represented the non-cash stock based income associated with the adjustment to the liability for future unvested benefits. For the years ended December 31, 2002 and 2001, the Company recorded total compensation expense associated with these agent plans in the amount of $16.3 million and $6.6 million, respectively, of which $9.2 million and $2.8 million, respectively, represented the non-cash stock based compensation expense associated with the adjustment to the liability for future unvested benefits. See Note M of Notes to Consolidated Financial Statements.

      The accounting treatment of the Company’s agent plans will continue to result in unpredictable stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. Unvested benefits under the agent plans vest in

January of each year; accordingly, in periods of general appreciation in the quoted price of UICI common stock, the Company’s cumulative liability, and corresponding charge to income, for unvested stock-based compensation is expected to be greater in each successive quarter during any given year.

Change in Reserving Estimates — Self-Employed Agency Division

      Effective January 1, 2003, the Company’s SEA Division made certain refinements to its claim and future benefit liability estimates, the net effect of which decreased claim and future policy benefit liabilities and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made by the Company.

ROP Liability Changes

      The Company has issued certain health policies with a “return-of-premium” (ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Historically, the Company has established a liability for future ROP benefits, which liability has been calculated by applying mid-terminal reserve factors (calculated on two-year preliminary term basis, using 5% interest, 1958 CSO mortality terminations, and level future gross premiums) to the current premium on a contract-by-contract basis. A claim offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies, utilizing only claims paid to date, with no assumption of future claims. The ROP liability is reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

      The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. This liability is impacted both by the techniques utilized to calculate the liability and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company has previously utilized a simplified reserving technique (described above) that it believed generated an appropriate ROP liability in the aggregate. However, the Company reviewed its ROP reserving technique in order to determine if refinements to the technique were appropriate. As a result of such review, and as more particularly described in the paragraph below, effective January 1, 2003, the ROP reserving technique was refined to utilize new mid-terminal reserve factors (calculated on a net level basis, using 4.5% interest, 1958 CSO mortality and, assuming 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis.

      The net premium assumption was revised from two-year preliminary term to net level in order to produce a more appropriate accrual for the liability of the ROP benefits in relation to the premiums. The interest rate assumption was reduced from 5% to 4.5% to reflect current investment yields. Since the ROP rider is primarily attached to attained-age rated health insurance products that are subject to periodic rate adjustment, the Company has determined as part of its ongoing review of the ROP reserving technique to increase its ROP liability to cover reasonably foreseeable changes to the future gross premium. Based on Company experience, the revised reserve factors incorporate an assumption of 10% average annual increase in future gross premiums on such products. The reserve technique was also refined to use historical premiums and anticipated future premium increases in the calculation of future benefits rather than calculating the reserve only from the current gross premium. Finally, a claim offset for actual benefits paid through the reporting date is now applied to the ROP liability for all policies on a contract-by-contract basis. In the original simplified reserve technique, the intent was to balance the offsetting effects of applying the two-year preliminary term factors to the current gross premiums, since the historical premium information was not available. Changes to the technique were made in 2003 when sufficient historical premium information was available to refine the reserve calculation. Substantially all of the effect of this change in estimating the liability for future ROP benefits was attributed to the refinement of adding the assumption of a 10% average annual increase in future gross premiums.

      As a result of these changes, the liability for future ROP benefits increased by $12.9 million during the first quarter of 2003.

Claims Liability Changes

      The SEA Division utilizes the developmental method to estimate claims liabilities. Under the developmental method, completion factors are applied to claim payments in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments.

      Prior to January 1, 2003, the Company utilized the original incurred date coding definition to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding definition, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.

      Due to the continual favorable development in the Company’s reserve estimates and the anticipation of a future increase in this level of favorable development associated with the growth in business, the Company undertook an analysis of the reserve estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. As the Company gained more experience with the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of estimating claim liabilities for the SEA Division.

      Effective January 1, 2003, the Company determined to utilize a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claims for services provided more than thirty-six months after the original incurred date will result in the establishment of a new incurred date for subsequent services. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities at the SEA Division in the amount of $12.3 million during the first quarter of 2003.

Other Changes in Estimate

      Several refinements in the claims liability calculation, all of which were treated as changes in accounting estimates, resulted in a further reduction of the claims liability in the amount of $5.4 million during the first quarter of 2003. This reduction in the claims liability was attributable primarily to the effects of a change in estimate of the reserve for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development reserve. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of reserves for pending claims. The release of a portion of the excess pending claims reserve reflects the additional pending claims included in the completion factors.

Quarterly Results

      The following table presents the information for each of the Company’s fiscal quarters in 2003 and 2002, as adjusted to reflect the sale of the Company’s AMS subsidiary and the Senior Market Division as discontinued operations. The results of operations of AMS, and the Senior Market Division (together with the results of operations of Company’s Special Risk Division, the Sub-prime credit card operations and the Third Party Administration business) are reflected in discontinued operations for all periods presented. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands except per share amounts)
Income Statement Data:
Revenues from continuing operations	$517,707	$453,567	$430,748	$411,183	$403,801	$362,256	$324,088	$285,559
Income from continuing operations before federal income taxes	59,730	20,802	20,387	30,997	29,732	23,676	8,002	15,349
Income from continuing operations	40,014	13,806	13,294	20,210	18,993	15,800	5,430	10,831
Income (loss) from discontinued operations	(273)	(67,101)	(6,509)	893	(1,017)	422	256	1,292
Net income (loss)	$39,741	$(53,295)	$6,785	$21,103	$17,976	$16,222	$5,686	$6,979
Per Share Data:
Basic earnings (loss)per common share:
Income from continuing operations	$0.86	$0.30	$0.29	$0.43	$0.40	$0.33	$0.12	$0.23
Income (loss) from discontinued operations	(0.00)	(1.45)	(0.14)	0.02	(0.02)	0.01	0.00	0.03
Cumulative effect of accounting change	—	—	—	—	—	—	—	(0.11)

Net income (loss)	$0.86	$(1.15)	$0.15	$0.45	$0.38	$0.34	$0.12	$0.15

Diluted earnings (loss)per common share:
Income from continuing operations	$0.83	$0.29	$0.28	$0.42	$0.39	$0.32	$0.12	$0.22
Income (loss) from discontinued operations	(0.00)	(1.40)	(0.14)	0.02	(0.02)	0.01	0.00	0.03
Cumulative effect of accounting change	—	—	—	—	—	—	—	(0.11)

Net income (loss)	$0.83	$(1.11)	$0.14	$0.44	$0.37	$0.33	$0.12	$0.14

      Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

Liquidity and Capital Resources

Consolidated

      On a consolidated level, the Company’s primary sources of liquidity have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, stock repurchases and the funding of student loans. During 2003, the Company generated net cash from operations on a consolidated basis in the amount of $291.2 million, compared to $266.0 million in 2002 and $189.7 million in 2001.

      The Company’s consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) increased from $7.9 million at December 31, 2002 (all of which constituted indebtedness of the holding company) to $19.0 million at December 31, 2003 (all of which constituted indebtedness of the holding company).

      At each of December 31, 2003 and 2002, the Company, through its College Fund Life Division, had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness was issued by a bankruptcy-remote special purpose entity. At December 31, 2003 and 2002, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.8 million and $102.7 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $40.4 million and $48.2 million, respectively. At December 31, 2003, $32.5 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006. All such indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans pledged to secure such facilities are reflected as student loan assets on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facilities are reflected as restricted cash on the Company’s consolidated balance sheet.

Holding Company

      UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The laws governing the Company’s insurance subsidiaries restrict dividends paid by the Company’s domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company’s liquidity and capital resources.

      Set forth below is a summary statement of cash flows for UICI at the holding company level for each of the three most recent years:

	Cash Position — Parent Company Only
	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash on Hand Beginning of Year	$22,429	$57,277	$17,009
Sources of Cash:
Dividends from domestic insurance subsidiaries(1)	5,000	20,000	40,000
Dividends from offshore insurance subsidiaries	23,385	5,900	4,000
Dividends from non-insurance subsidiaries	14,475	6,203	28,871
Proceeds from financing activities(2)	20,744	12,413	23,622
Proceeds from Sun Litigation agreement	—	15,600	—
Proceeds from sale of AMS	27,773	—	—
Proceeds from stock option activities	10,966	12,616	—
Tax treaty net payments from subsidiaries	18,535	17,406	17,773

Total sources of cash	120,878	90,138	114,266

Uses of Cash:
Cash to operations	(14,974)	(10,203)	(14,519)
Contributions/investment in subsidiaries(3)	(2,278)	(19,043)	(6,917)
Contribution to AMS	(48,250)	—	—
Acquisitions (Star HRG and SeniorsFirst)	—	(33,000)	—
Discharge of common stock put obligation	—	(11,906)	—
Financing activities(4)	(17,369)	(17,725)	(38,599)
Purchases of UICI common stock(5)	(19,596)	(30,609)	(13,963)
Other investment activities	(3,000)	(2,500)	—

Total uses of cash	(105,467)	(124,986)	(73,998)

Cash on hand at end of year	$37,840	$22,429	$57,277

(1)	Consists of dividends paid to the parent by The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Chesapeake Life Insurance Company.

(2)	Includes borrowings from and/or repayments on loans from subsidiaries and proceeds from subsidiaries related to agent stock plans.

(3)	Includes purchase of and investment in non-insurance subsidiaries and funding of discontinued operations.

(4)	Includes repayment of loans payable to subsidiaries and advances to subsidiaries.

(5)	Includes repurchase of UICI common stock under the Company’s stock repurchase program in the amount of $5.1 million (349,200 shares), $29.3 million (2,000,000 shares) and $8.8 million (980,400 shares) in 2003, 2002 and 2001, respectively. Also includes in 2003, 2002 and 2001 the amounts of $14.5 million, $1.3 million and $5.2 million, respectively, representing repurchases of UICI common stock for agents stock accumulation plans and purchases from employees and officers of the Company.

See Note R of Notes to Consolidated Financial Statements for additional information regarding parent-only cash flow.

      At December 31, 2003 and 2002, UICI at the holding company level held cash and cash equivalents in the amount of $37.8 million and $22.4 million, respectively. The Company currently estimates that, through December 31, 2004, the holding company will have net operating cash requirements in the amount of approximately $18.2 million, which will consist primarily of currently budgeted operating expenses at the holding company level. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, dividends to be paid from insurance subsidiaries and non-insurance subsidiaries and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses). There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

      Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During the fourth quarter of 2003, Mid-West paid dividends in the amount of $5.0 million to the holding company. The MEGA Life and Health Insurance Company did not pay any dividends in 2003.

      Historically, the Company has not caused its regulated domestic insurance subsidiaries to declare and pay dividends in the full amount that such subsidiaries could otherwise pay without prior regulatory approval, and during 2004 the Company intends to continue to adhere to that policy. During 2004, the Company’s domestic insurance companies could pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the parent company of approximately $49.2 million. However, as it has done in the past, the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

Sources of Cash and Liquidity

      During 2003 and 2002, the Company’s cash at the holding company level was impacted by the following factors and developments:

•	On November 18, 2003, the Company sold its AMS unit, generating net cash proceeds to UICI of approximately $27.8 million (which amount is reflected as “Proceeds from sale of AMS” in the table above). At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). The Company is actively marketing the portfolio of uninsured loans. See Note Q of Notes to Consolidated Financial Statements and Uses of Cash below.

•	At August 15, 2002, all remaining options initially granted to agents and employees in August 1998 under the UICI 1998 employee and agent stock option plans vested and became exercisable. All such options were exercisable at an option price of $15.00 per UICI share and remained exercisable during the period ended on January 13, 2003. During the year ended December 31, 2002 and the interim period that commenced on January 1, 2003 and ended January 13, 2003, the Company at the holding company level derived cash proceeds in the amount of $10.7 million and $8.9 million, respectively, from the exercise of stock options granted under the 1998 plans (which amounts are reflected as “Proceeds from stock option activities” in the table above). See Note M of Notes to Consolidated Financial Statements.

•	The Company and Mr. Jensen (the Company’s Chairman) were formerly defendants in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC (“STP”) assets in February 1998 (the “Sun Litigation”). Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which, among other things, transferred UICI’s financial and other rights and obligations in STP to Mr. Jensen and effectively terminated the Company’s active participation in, and limited the Company’s financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million (which amounts are reflected as “Proceeds from Sun Litigation agreement” in the table above) and granted to

UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. See Note K of Notes to Consolidated Financial Statements.

      On January 25, 2002, UICI entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, UICI may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. Effective December 17, 2003, LaSalle Bank assigned its rights and obligations under the bank credit facility to JP Morgan Chase Bank. The Company has not to date borrowed any funds under the facility.

      Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE”). See Note H of Notes to Consolidated Financial Statements. At December 31, 2003, $32.5 million of cash, cash equivalents and other qualified investments held by the SPE were available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the SPE until February 2006. If market conditions permit, the Company anticipates that it will cause the SPE to issue additional indebtedness during 2004, the proceeds of which may be used to fund the balance of its expected student loan fundings under the College Fund Life Division program.

Uses of Cash

      During 2003 and 2002, the Company’s principal uses of cash at the holding company level were the following:

•	In July 2003 we announced that we had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS unit and the failure to comply with reporting obligations under the financing documents at seven of those facilities. We subsequently entered into waiver and release agreements with all of the financial institutions that were parties to the securitized student loan financing facilities, which agreements required us in July 2003 to contribute $48.25 million in cash to the capital of AMS (which amount is reflected as “Contribution to AMS” in the table above). See Note Q of Notes to Consolidated Financial Statements.

•	During 2003, UICI utilized approximately $5.1 million to repurchase 349,200 shares of its common stock pursuant to its previously announced share repurchase program, which was reconfirmed by the Board of Directors of the Company at its July 31, 2002 meeting. During 2002, UICI utilized approximately $29.3 million to repurchase 2,000,000 shares of its common stock pursuant to its share repurchase program. Such amounts are reflected as “Purchases of UICI common stock” in the table above

•	On July 1, 2002, UICI discharged an obligation to purchase from an affiliated party 369,174 shares of common stock at a put price of $32.25 per share, or $11.9 million in the aggregate (which amount is reflected as “Discharge of common stock put obligation” in the table above). See Note K of Notes to Consolidated Financial Statements.

•	Effective June 15, 2002, UICI and HAI terminated a Services Agreement, pursuant to which HAI formerly provided information systems and software development services (including administration of the Company’s computer data center) to the Company and its insurance company affiliates. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million (which amount is reflected as “Contributions/investment in subsidiaries” in the table above) and tendered 500,000 shares of HAI common stock to HAI. See Note K of Notes to Consolidated Financial Statements.

•	Effective February 28, 2002, UICI acquired Star HRG for an initial cash purchase price of $25.0 million (which amount is reflected as “Acquisitions (Star HRG and SeniorsFirst)” in the table above), plus additional contingent consideration based on the future annualized premium of Star HRG measured over the three-month period ended May 31, 2003. In full payment of all contingent consideration payable, on November 10, 2003, UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. See Note H of Notes to Consolidated Financial Statements.

•	On January 17, 2002, UICI completed the purchase, for a cash purchase price of $8.0 million (which amount is reflected as “Acquisitions (Star HRG and SeniorsFirst)” in the table above), of a 50% interest in an agency specializing in the sale of long-term care and Medicare supplement insurance products. In the second quarter of 2003, the Company completed the sale of its 50% interest in this agency for a nominal price.

      Set forth below is a summary of the Company’s contractual obligations at December 31, 2003:

	Payment due by period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt obligations	$168,951	$3,951	$8,850	$23,100	$133,050
Capital lease obligations	2,360	1,207	1,153	—	—
Operating lease obligations	34,703	6,210	9,159	6,463	12,871

Total	$206,014	$11,368	$19,162	$29,563	$145,921

Off Balance Sheet Arrangements

      The Company’s off balance sheet arrangements consist of commitments to fund student loans generated by its former College Fund Life Division and letters of credit.

      Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. At December 31, 2003, the Company had outstanding commitments to fund student loans under the College Fund Life Division program for the years 2004 through 2025. The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by a private guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total student loan funding commitments for each of the next five school years and thereafter, as well as the amount the Company expects to be required to fund based on historical utilization rates and policy lapse rates, are as follows as of December 31, 2003:

	Total	Expected
	Commitment	Funding

	(In thousands)
2004	$99,744	$12,168
2005	102,110	10,523
2006	106,697	8,653
2007	105,008	6,866
2008	99,287	5,019
2009 and thereafter	253,752	8,175

Total	$766,598	$51,404

      Interest rates on the above commitments are principally variable (prime plus 2%).

      The Company has historically funded, and intends to continue to fund, its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity. See discussion above and Note H of Notes to Consolidated Financial Statements. At each of December 31, 2003 and 2002, the Company had $7.1 million and $7.2 million, respectively, of letters of credit outstanding relating to its insurance operations. At February 28, 2004, the Company had outstanding letters in the amount of $5.1 million.

Investments

      General. The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals.

      Investments are selected based upon the parameters established in the Company’s investment policies. Emphasis is given to the selection of high quality, liquid securities that provide current investment returns. Maturities or liquidity characteristics of the securities are managed by continually structuring the duration of the investment portfolio to be consistent with the duration of the policy liabilities. Consistent with regulatory requirements and internal guidelines, the Company invests in a range of assets, but limits its investments in certain classes of assets, and limits its exposure to certain industries and to single issuers.

      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management’s review considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

      Set forth below is a summary of the Company’s investments by category at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Securities available for sale — Fixed maturities, at fair value (cost:
2003 — $1,370,093; 2002 — $1,051,710)	$1,405,092	89.8%	$1,088,126	81.2%
Equity securities, at fair value (cost:
2003 — $13,754; 2002 — $52,526)	16,612	1.1%	81,240	6.1%
Mortgage and collateral loans	5,411	0.3%	7,322	0.5%
Policy loans	18,436	1.2%	19,191	1.4%
Investment in Healthaxis, Inc.	—	—	4,929	0.4%
Short-term and other investments	119,566	7.6%	138,854	10.4%

Total investments	$1,565,117	100.0%	$1,339,662	100.0%

      Fixed maturity securities. Fixed maturity securities accounted for 89.8% and 81.2% of the Company’s total investments at December 31, 2003 and 2002, respectively. Fixed maturity securities at December 31, 2003 consisted of the following:

	December 31, 2003

		% of Total
	Carrying	Carrying
	Value	Value

	(Dollars in thousands)
U.S. Treasury and U.S. Government agency obligations	$57,920	4.1%
Corporate bonds	916,847	65.3%
Mortgage-backed securities issued by U.S. Government agencies and authorities	247,367	17.6%
Other mortgage and asset backed securities	182,958	13.0%

	$1,405,092	100.0%

      Included in the fixed maturity portfolio is a concentration of mortgage-backed securities, including collateralized mortgage obligations and mortgage-backed pass-through certificates. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company’s mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, in the form of planned amortization classes, sequential payment and commercial mortgage-backed securities. The Company seeks to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.

      As of December 31, 2003 and 2002, $1,382.9 million (or 98.4%) and $1,058.7 million (or 97.3%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $22.2 million (or 1.6%) and $29.4 million (or 2.7%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB).

      A quality distribution for fixed maturity securities at December 31, 2003 is set forth below:

	December 31, 2003

		% of Total
	Carrying	Carrying
Rating	Value	Value

	(Dollars in thousands)
U.S. Government and AAA	$531,500	37.8%
AA	61,260	4.4%
A	460,700	32.8%
BBB	329,396	23.4%
Less than BBB	22,236	1.6%

	$1,405,092	100.0%

      Investment accounting policies. The Company has classified its entire fixed maturity portfolio as “available for sale.” This classification requires the portfolio to be carried at fair value with the resulting unrealized gains or losses, net of applicable income taxes, reported in accumulated other comprehensive income as a separate component of stockholders’ equity. As a result, fluctuations in fair value, which is affected by changes in interest rates, will result in increases or decreases to the Company’s stockholders’ equity.

      During 2003, 2002 and 2001, the Company recorded impairment charges for certain fixed and equity securities in the amount of $5.1 million, $14.7 million and $3.5 million, respectively. The Company’s 2002 impairment charge included a $6.1 million impairment charge associated with the Company’s

WorldCom, Inc. holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc.

      Following is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2003:

	Unrealized loss		Unrealized loss
	Less than 12 months		12 Months or longer		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US Treasury obligations and direct obligations of US Government agencies	$7,259	$250	$—	$—	$7,259	$250
Mortgage backed securities issued by U.S. Government agencies and authorities	54,414	460	—	—	54,414	460
Other mortgage and asset backed securities	65,581	1,437	12,209	2,109	77,790	3,546
Corporate bonds	212,191	6,228	11,731	1,164	223,922	7,392

Total securities	$339,445	$8,375	$23,940	$3,273	$363,385	$11,648

      At December 31, 2003, the Company had $11.6 million of unrealized losses in its fixed maturities portfolio. Approximately 70% ($2.3 million) of the twelve (12) months or longer unrealized loss ($3.3 million) is concentrated in three securities. The $8.4 million in unrealized losses of less than twelve (12) months includes $8.1 million that is attributable to numerous securities with an unrealized loss of less than 10%.

      Following is a summary of the three securities that comprise 70% of the unrealized twelve (12) months or longer loss:

	December 31, 2003

	Amortized	Fair	Unrealized
	Cost	Value	Loss

	(In thousands)
Other mortgage and asset backed securities (manufactured housing industry)	$3,033	$1,950	$1,083
Other mortgage and asset backed securities (airline industry)	1,674	1,321	353
Corporate bonds (industrial revenue bond)	3,668	2,808	860

	$8,375	$6,079	$2,296

      The largest unrealized loss ($1.1 million) is represented by a security issued by a corporate borrower secured by manufactured housing. The security carries an A+ rating from Standard & Poor’s and, in terms of repossession inventories and delinquencies, is currently performing better than both the industry index and other securities of the issuer.

      The second largest unrealized loss ($860,000) is represented by a special obligation bond issued by the New York City Industrial Development Corporation. The principal amount and interest on the bond are payable solely from and secured by a pledge of lease payments by the issuer derived from a lease of office space located in Brooklyn. The space is currently occupied by a government agency under a lease with a remaining term of 17 years.

      The third largest unrealized loss ($353,000) is represented by a security issued by an airline and secured by a pledge of a single aircraft manufactured in 1991. The Company believes that the realizable value of the collateral for this security is sufficient to retire the debt.

      The Company continually monitors these investments and believes the unrealized loss in these investments is temporary.

      The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2003 and 2002.

	December 31,

	2003		2002

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Equity investments:
AMLI Residential Properties Trust	$16,584	1.1%	$54,285	4.1%
Universal American Financial Corp.	$—	—	$15,131	1.1%
Short-term investments:
Fidelity Institutional Money Market Fund	$91,392	5.8%	$107,165	8.0%

      The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.

      The Company recognized a pre-tax gain in the fourth quarter of 2003 in the amount of $40.4 million associated with the sale of a substantial portion of the Company’s stake in AMLI Residential. The Company effected such sales to diversify its portfolio and to generate taxable capital gains that could be used to offset capital losses recognized from other investments. The Company through its various subsidiaries continues to hold 618,815 AMLI Residential shares with an aggregate cost basis of $13.8 million ($22.22 average cost per share). These remaining AMLI Residential shares are subject to various resale restrictions imposed by federal and state securities laws.

      During 2003, the Company sold its interest in Universal American Financial Corp., in connection with which it recognized a $2.5 million gain.

Share Repurchase Program

      At its regular meeting held on February 11, 2004, the Board of Directors of the Company reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions. Through February 2004, the Company had purchased an aggregate of 3,527,600 shares (aggregate cost of $47.8 million; average cost of $13.55) pursuant to the program and has remaining authority pursuant to the program to repurchase an additional 972,400 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. The

Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Claims Liabilities

      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. The Company calculates a single best estimate of the liability developed using actuarial principles and assumptions that consider a number of items, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that may affect the ultimate benefit levels to determine its best estimate of the claims liability. These qualitative considerations include, among others, the impact of medical inflation, utilization of health services, exposure levels, product mix, pending claim levels and other relevant factors.

      The Company uses the developmental method to estimate claim liabilities. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments.

      An extensive degree of judgment is used in this estimation process. For health care costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in health care costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of health care costs and actual experience, adjustments to health claim liabilities usually occur each quarter and are sometimes significant.

      The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. Each of the Company’s major operating units has an actuarial staff that has primary responsibility for assessing the claim liabilities. The Company uses its own experience as appropriate and relies on industry loss experience as necessary in areas where the Company’s data is limited. Our estimate of claim liabilities represents management’s best estimate of the Company’s liability as of December 31, 2003. Assuming a hypothetical 1% difference in the loss ratio (i.e., benefits, claims and settlement expenses stated as a percentage of earned premiums) for the year ended December 31, 2003, net income would increase or decrease by approximately $10.4 million and diluted net earnings per common share would increase or decrease by approximately $0.22 per share.

      Prior to January 1, 2003, the Company utilized the original incurred date coding definition to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding definition, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.

      Due to the continual favorable development in the Company’s reserve estimates and the anticipation of a future increase in this level of favorable development associated with the growth in business, the Company undertook an analysis of the reserve estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. With the aging of the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of estimating claim liabilities for the SEA Division.

      Effective January 1, 2003, the Company determined to utilize a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claims for services provided more than thirty-six months after the original incurred date will result in the establishment of a new incurred date for subsequent services. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities at the SEA Division in the amount of $12.3 million during the first quarter of 2003.

      The SEA Division also estimates various additional claim liabilities as appropriate. The additional claim liabilities estimate liabilities for situations, such as excess pending claims inventory and disputed claims.

      The Group Insurance Division assigns incurred dates based on the date of service. This definition estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

Set forth below is a summary of claim liabilities at each of December 31, 2003, 2002 and 2001 by business unit:

	At December 31,

	2003	2002	2001

	(In thousands)
Self-Employed Agency Division	$455,140	$363,679	$266,003
Group Insurance Division	93,979	59,120	31,076
Life Insurance Division	13,866	18,096	25,910
Other Insurance	60	—	—

Subtotal	563,045	440,895	322,989
Reinsurance Recoverable	12,428	25,400	31,022

Total claim liability	$575,473	$466,295	$354,011

      Activity in the claims liability is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Claims liability at beginning of year, net of related reinsurance recoverables	$440,895	$322,989	$278,211
Add:
Claims liability on acquired business	12,783	—	—
Incurred losses, net of reinsurance, occurring during:
Current year	1,067,951	787,444	536,643
Prior years	(54,392)	(31,484)	(20,458)

	1,013,559	755,960	516,185

Deduct payments for claims, net of reinsurance, occurring during:
Current year	616,939	410,365	272,640
Prior years	287,253	227,689	198,767

	904,192	638,054	471,407

Claims liability at end of year, net of related reinsurance recoverables (2003 — $12,428; 2002 — $25,400; 2001 — $31,022)	$563,045	$440,895	$322,989

      Set forth below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Self-Employed Agency Division	$(54,009)	$(30,729)	$(27,276)
Group Insurance Division	(2,334)	(3,753)	(1,655)
Life Insurance Division	1,951	2,998	8,473
Other Insurance	—	—	—

Total favorable	$(54,392)	$(31,484)	$(20,458)

      The above table shows incurred losses developed in amounts less than originally anticipated due to better than expected experience on the health business in the SEA Division in 2003, 2002 and 2001. The $54.0 million of favorable experience in the SEA Division for 2003 includes the effect of the $17.7 million decrease in claims liability due to the refinements made to the claims liability calculation ($12.3 million) and changes in estimate described above ($5.4 million). Excluding the impact of these refinements, the favorable experience in 2003 in the claims liability was $36.3 million. As a percentage of total claim liabilities established for the SEA Division at December 31, 2002, 2001 and 2000, the total favorable claims liability development experience for 2003 (excluding the effects of the refinements discussed above), 2002 and 2001 was 10.0%, 11.6% and 11.5%, respectively. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected.

      The products of the Group Insurance Division (consisting of the Company’s Student Insurance business unit and the Star HRG business unit) consist principally of medical insurance. In general, medical insurance business has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. The favorable development reflected in the Group Insurance Division is from better than expected experience and is not unusual for a medical line of business. The majority of the favorable development experienced for 2003 related to the Star HRG business unit. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

      The adverse experience for the Life Insurance Division is attributable to its workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation, and the effect of the closure itself on that claims tail.

Accounting for Health Policy Acquisition Costs

      The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA and Group Divisions are expensed as incurred. See Note A of Notes to Consolidated Financial Statements.

      With respect to health policies sold through the Company’s SEA Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue (such as occurred during 2002), the SEA Division’s overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

      The Company monitors and assesses the recoverability of capitalized health policy acquisition costs on a quarterly basis.

Goodwill and Other Identifiable Intangible Assets

      The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement No. 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of Academic Management Services Corp. (“AMS”) and Barron Risk Management Services (“Barron”) was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. During 2003 and 2002, the Company sold AMS and Barron, respectively. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. The Company’s annual review in 2003 of the goodwill related to continuing operations indicated no impairment.

Accounting for Agent Stock Accumulation Plans

      The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America. The Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company’s Common Stock. The accounting treatment of the Company’s Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. See discussion above included in the section captioned “Variable Stock Based Compensation” and Note M of Notes to Consolidated Financial Statements.

Investments

      The Company has classified its investments in securities with fixed maturities as available for sale. Investments in equity securities and securities with fixed maturities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed quarterly to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a loss is recognized at the date of determination.

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

      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management’s review considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

      The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company’s results of operations could be significant.

Deferred Taxes

      The Company records deferred tax assets to reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      During 2002 the Company determined that it was more likely than not that it would be able to realize its deferred tax assets, which related primarily to operating losses in prior years at the Company’s AMS subsidiary. Accordingly, in 2002, the Company released and recognized as income the then remaining valuation allowance of $4.0 million.

      During 2003 the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 from the sale of AMS, Healthaxis and SeniorsFirst LLC and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. To the extent not utilized to offset capital gains generated in prior years, the net capital losses generated in 2003 will be carried forward to future years, with the ability to utilize the remaining capital losses in 2004 through 2008. During 2003, the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003. Accordingly, the Company established a valuation allowance of $19.8 million associated with the carryforwards at December 31, 2003.

      In the event that the Company was to determine that it would be able to realize all or part of its net deferred tax asset in the future, the valuation allowance would be adjusted to reflect its deferred tax assets at the amount that the Company believes is more likely than not to be realized. Increasing the valuation allowance would result in a charge to income in the period such determination was made. The Company will consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need to change the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Loss Contingencies

      The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note L of Notes to Consolidated Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Privacy Initiatives

      Recently-adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company’s business and future results of operations.

Gramm-Leach-Bliley Act and State Insurance Laws and Regulations

      The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The Financial Services Modernization Act of 1999 (the so-called Gramm-Leach-Bliley Act, or “GLBA”) includes several privacy provisions and introduces new controls over the transfer and use of individuals’ nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities. Additional federal legislation aimed at protecting the privacy of nonpublic personal financial and health information is proposed and over 400 state privacy bills are pending.

      GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, state insurance regulators or state legislatures will likely adopt rules that will limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations will require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners has recently promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA will significantly affect how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

      Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of UICI’s Internet-based business would be hindered. It is not possible at this time to assess the impact of the privacy provisions on UICI’s financial condition or results of operations.

Health Insurance Portability and Accountability Act of 1996

      The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions requiring mandatory standardization of certain communications between health plans (including health insurance companies), electronic clearinghouses and health care providers who transmit certain health information electronically. HIPAA requires health plans to use specific data-content standards, mandates the use of specific identifiers (i.e., national provider identifiers and national employer identifiers) and requires specific privacy and security procedures. HIPAA authorized the Secretary of the federal Department of Health and Human Services (“HHS”) to issue standards for the privacy and security of medical records and other individually identifiable patient data.

      In December 2000, HHS issued final regulations regarding the privacy of individually-identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules, the Company is required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. The Company believes that it was in material compliance with the privacy requirements imposed by HIPAA and the rules thereunder as of April 14, 2003, the date the rules became effective.

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

      UICI is currently reviewing the potential impact of the HIPAA privacy and security regulations on its operations, including its information technology and security systems. The Company cannot at this time predict with specificity what impact the recently adopted final HIPAA rules governing the privacy and security of individually-identifiable health information may have on the business or results of operations of the Company. However, these new rules will likely increase the Company’s burden of regulatory compliance with respect to its life and health insurance products and other information-based products, and may reduce the amount of information the Company may disclose and use if the Company’s customers do not consent to such disclosure and use. There can be no assurance that the restrictions and duties imposed by the recently adopted final rules on the privacy and security of individually-identifiable health information will not have a material adverse effect on UICI’s business and future results of operations.

Other Matters

      The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2003, the risk-based capital ratio of each of the Company’s domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

      Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 — Market for Registrant’s Common Stock and Related Stockholder Matters and Note J of Notes to the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

      On March 14, 2003, the AICPA’s Accounting Standards Executive Committee issued an exposure draft Statement of Position (SOP), Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97. The exposure draft provides guidance on accounting by insurance enterprises for deferred acquisition costs (DAC) on internal replacements other than those specifically described in FASB Statement No. 97, including definition of an internal replacement, determining “not substantially different” internal replacements, accounting for internal replacements that are substantially different, accounting for internal replacements that are not substantially different, sales inducements offered in conjunction with an internal replacement, costs and assessments related to internal replacements, and recoverability.

      A final SOP would be effective for internal replacements occurring in fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted. Initial application of this SOP should be as of the beginning of an entity’s fiscal year (that is, if the SOP is adopted prior to the effective date and during an interim period, all prior interim periods of the year of adoption should be restated). The impact of implementation of the SOP, Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97 on our financial position or results of operations is not expected to be material.

      On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. This SOP requires, among other things, the following: separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation return based on a contractually referenced pool of assets or index, determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, sales inducements to contract holders and related disclosures.

      This SOP is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. This SOP should not be applied retroactively to prior years’ financial statements. Initial application of this SOP should be as of the beginning of an entity’s fiscal year. The impact of implementation of the SOP, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts on our financial position or results of operations is not expected to be material.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Certain statements set forth herein or incorporated by reference herein from the Company’s filings that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, and interest rates; competitive, regulatory or tax changes that affect the cost of or demand for the Company’s products; health care reform; the ability to predict and effectively manage claims related to health care costs; and reliance on key management and adequacy of claim liabilities.

      The Company’s future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company’s ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts.

Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company’s ability to predict and control health care costs and claims, as well as the Company’s financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company’s ability to negotiate favorable rates. In addition, the Company faces competitive and regulatory pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company’s ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company’s financial condition or results of operations.

      The Company’s insurance subsidiaries are subject to extensive regulation in their states of domicile and the other states in which they do business under statutes that typically delegate broad regulatory, supervisory and administrative powers to state insurance departments and agencies. State insurance departments have also periodically conducted and continue to conduct financial and market conduct examinations and other inquiries of UICI’s insurance subsidiaries. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations and inquiries. Historically, the Company’s insurance subsidiaries have from time to time been subject to such regulatory fines and penalties. While none of such fines or penalties individually or in the aggregate have to date had a material adverse effect on the results of operations or financial condition of the Company, the Company could be adversely affected by increases in regulatory fines or penalties and/or changes in the scope, nature and/or intensity of regulatory scrutiny and review.

      The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed (“NASE”) and the Alliance for Affordable Services (“AAS”). The associations provide their membership with a number of benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen. the Chairman of the Company) provides administrative and benefit procurement services to the associations. A subsidiary of the Company generates new membership sales prospect leads for both UGA and Cornerstone for use by the enrollers (agents) and provides video and print services to the associations and to Specialized Association Services, Inc. See Note K of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to make available to their respective members the Company’s insurance products to their respective members are terminable by the Company and the associations upon not less than one year’s advance notice to the other party.

      In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company and its insurance company subsidiaries are also parties to several lawsuits challenging the nature of the relationship between the insurance companies and the membership associations that make available to their members the insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While the Company believes that its insurance company subsidiaries are providing association group coverage in full compliance with applicable law, changes in the Company’s relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

      The primary market risk to the Company’s investment portfolio is interest rate risk associated with investments and the amount of interest that policyholders expect to have credited to their policies. The interest rate risk taken in the investment portfolio is managed relative to the duration of the liabilities. The Company’s investment portfolio consists mainly of high quality, liquid securities that provide current investment returns. The Company believes that the annuity and universal life-type policies are generally competitive with those offered by other insurance companies of similar size. The Company does not anticipate significant changes in the primary market risk exposures or in how those exposures are managed in the future reporting periods based upon what is known or expected to be in effect in future reporting periods.

      Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near term” is defined as a period of time going forward up to one year from the date of the consolidated financial statements.

      In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The primary market risk to the Company’s market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. For invested assets, duration modeling is used to calculate changes in fair values. Duration on invested assets is adjusted to call, put and interest rate reset features.

      The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $64.1 million based on a 100 basis point increase in interest rates as of December 31, 2003. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.

      The Company has not used derivative financial instruments in managing its market risk.

Item 8.	Financial Statements and Supplementary Data

      The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Disclosure Controls and Procedures

      We have established and maintain “disclosure controls and procedures” (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”)). William J. Gedwed, President and Chief Executive Officer of the Company, and Mark D. Hauptman, Vice President and Chief Financial Officer of the Company, have evaluated our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2003. Based on their evaluations, Messrs. Gedwed and Hauptman have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date Messrs. Gedwed and Hauptman carried out their evaluations.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      See the Company’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Shareholders, of which the section entitled “Election of Directors” is incorporated herein by reference.

      For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

Item 11.	Executive Compensation

      See the Company’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders, of which the subsection entitled “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      See the Company’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders, of which the subsection entitled “Nominees” and the subsection entitled “Beneficial Ownership of Common Stock” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      See the Company’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders, of which the subsection entitled “Certain Relationships and Related Transactions” is incorporated herein by reference. See Note K of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

      See the Company’s Proxy Statement to be filed in connection with the 2004 Annual Meeting of Stockholders, of which the subsection captioned “Independent Public Accountants” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements

      The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

      Financial Statement Schedules

Schedule II	—	Condensed Financial Information of Registrant December 31, 2003, 2002 and 2001: UICI (Parent Company)	F-77
Schedule III	—	Supplementary Insurance Information	F-80
Schedule IV	—	Reinsurance	F-82
Schedule V	—	Valuation and Qualifying Accounts	F-83

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

      Exhibits:

      The response to this portion of Item 15 is submitted as a separate section of this report entitled “Exhibit Index”.

      (b) Reports on Form 8-K

1. Current Report on Form 8-K dated and filed October 30, 2003

2. Current Report on Form 8-K dated and filed November 6, 2003

3. Current Report on Form 8-K dated and filed November 24, 2003

4. Current Report on Form 8-K dated February 11, 2004 and filed February 12, 2004

5. Current Report on Form 8-K dated February 18, 2004 and filed February 19, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UICI

By	/s/ WILLIAM J. GEDWED

William J. Gedwed,
President, Chief Executive Officer, and Director

Date: March 15, 2004

      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ RONALD L. JENSEN* Ronald L. Jensen		Chairman of the Board and Director	March 15, 2004

/s/ WILLIAM J. GEDWED* William J. Gedwed		President, Chief Executive Officer, and Director	March 15, 2004

/s/ MARK D. HAUPTMAN* Mark D. Hauptman		Vice President, Chief Financial Officer, and Chief Accounting Officer	March 15, 2004

/s/ GLENN W. REED Glenn W. Reed		Executive Vice President, General Counsel, and Director	March 15, 2004

/s/ STUART D. BILTON* Stuart D. Bilton		Director	March 15, 2004

/s/ THOMAS P. COOPER, M.D.* Thomas P. Cooper, M.D.		Director	March 15, 2004

/s/ MURAL R. JOSEPHSON* Mural R. Josephson		Director	March 15, 2004

/s/ R. H. MICK THOMPSON* R.H. Mick Thompson		Director	March 15, 2004

/s/ RICHARD T. MOCKLER* Richard T. Mockler		Director	March 15, 2004

*By:	/s/ GLENN W. REED Glenn W. Reed (Attorney-in-fact)	(Attorney-in-fact)	March 15, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

UICI

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT AUDITORS

Board of Directors

UICI

      We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. In connection with our audits of the consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Dallas, Texas

February 27, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors

UICI

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of UICI and subsidiaries (the “Company”) for the year ended December 31, 2001. Our audit also included the financial statement schedules with respect to the year ended December 31, 2001, listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UICI and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Dallas, Texas

February 6, 2002

UICI AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except share amounts)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2003 — $1,370,093; 2002 — $1,051,710)	$1,405,092	$1,088,126
Equity securities, at fair value (cost: 2003 — $13,754; 2002 — $52,526)	16,612	81,240
Mortgage and collateral loans	5,411	7,322
Policy loans	18,436	19,191
Investment in Healthaxis, Inc.	—	4,929
Short-term and other investments	119,566	138,854

Total Investments	1,565,117	1,339,662
Cash and cash equivalents	14,014	16,256
Student loans	105,341	95,449
Restricted cash	42,477	77,777
Investment income due and accrued	22,796	20,756
Due premiums and other receivables	85,219	57,771
Refundable income taxes	—	1,232
Reinsurance receivables	57,247	59,155
Deferred acquisition costs	90,651	89,310
Property and equipment, net	78,076	77,528
Goodwill and other intangible assets	45,399	30,735
Deferred income tax	14,009	4,649
Other assets	19,904	8,451
Net assets of discontinued operations	—	36,457

	$2,140,250	$1,915,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$439,153	$423,218
Claims	575,473	466,295
Unearned premiums	153,699	121,750
Other policy liabilities	16,659	17,706
Accounts payable and accrued expenses	47,921	18,098
Other liabilities	101,585	125,149
Federal income taxes payable	18,630	—
Debt	168,951	157,922
Net liabilities of discontinued operations	30,611	—

	1,552,682	1,330,138
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, no shares issued and outstanding in 2003 and 2002	—	—
Common Stock, par value $0.01 per share — authorized 100,000,000 shares in 2003 and 2002; 48,111,964 issued and 46,327,234 outstanding in 2003; 50,909,952 issued and 46,134,350 outstanding in 2002	481	509
Additional paid-in capital	210,320	236,082
Accumulated other comprehensive income	24,607	42,337
Retained earnings	378,366	364,032
Treasury stock, at cost (1,784,730 shares in 2003 and 4,775,602 shares in 2002)	(26,206)	(57,910)

	587,568	585,050

	$2,140,250	$1,915,188

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per
	share amounts)
Revenue
Premiums:
Health (includes amounts received from related parties of $1,308, $2,090 and $6,681 in 2003, 2002 and 2001, respectively)	$1,564,579	$1,181,046	$776,297
Life premiums and other considerations	29,973	31,549	34,679

	1,594,552	1,212,595	810,976
Investment income (includes amounts received from related parties of $35, $4 and $20 in 2003, 2002 and 2001, respectively)	77,661	80,831	79,349
Other income (includes amounts received from related parties of $2,263, $8,416 and $9,087 in 2003, 2002 and 2001, respectively)	101,281	87,876	72,434
Gains (losses) on sale of investments	39,711	(5,598)	5,165

	1,813,205	1,375,704	967,924
Benefits and Expenses
Benefits, claims, and settlement expenses	1,039,593	774,492	530,969
Underwriting, policy acquisition costs, and insurance expenses (includes amounts paid to related parties of $11,153, $20,551 and $27,205 in 2003, 2002 and 2001, respectively)	563,574	432,468	288,363
Stock appreciation expense (benefit)	(459)	16,312	6,110
Other expenses, (includes amounts paid to related parties of $1,013, $3,626 and $4,525 in 2003, 2002 and 2001, respectively)	73,354	61,886	53,459
Interest expense (includes amounts paid to related parties of $-0-, $-0- and $98 in 2003, 2002 and 2001, respectively)	3,016	4,148	5,263
Losses in Healthaxis, Inc. investment	2,211	9,639	10,597

	1,681,289	1,298,945	894,761

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	131,916	76,759	73,163
Federal income taxes	44,592	25,705	23,679

INCOME FROM CONTINUING OPERATIONS	87,324	51,054	49,484
DISCONTINUED OPERATIONS:
Income (loss) from operations, (net of income tax benefit $16,522, $3,275 and $8,751 in 2003, 2002 and 2001, respectively)	(72,990)	953	(6,592)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	14,334	52,007	42,892
Cumulative effect of accounting change (net of income tax benefit of $-0-, $1,742 and $-0- in 2003; 2002 and 2001, respectively)	—	(5,144)	—

NET INCOME	$14,334	$46,863	$42,892

Earnings per share:
Basic earnings
Income from continuing operations	$1.88	$1.08	$1.06
Income (loss) from discontinued operations	(1.57)	0.02	(0.14)

Income before cumulative effect of accounting change	0.31	1.10	0.92
Cumulative effect of accounting change	—	(0.11)	—

NET INCOME	$0.31	$0.99	$0.92

Diluted earnings
Income from continuing operations	$1.82	$1.05	$1.03
Income (loss) from discontinued operations	(1.52)	0.02	(0.13)

Income before cumulative effect of accounting change	0.30	1.07	0.90
Cumulative effect of accounting change	—	(0.11)	—

NET INCOME	$0.30	$0.96	$0.90

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total

	(In thousands)
Balance at January 1, 2001	$483	$183,162	$(10,068)	$274,277	$(749)	$447,105
Comprehensive income:
Net income				42,892		42,892
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities			62,090			62,090
Deferred income tax expense			(21,608)			(21,608)
Other			(120)			(120)

Other comprehensive income						40,362

Comprehensive income						83,254

Common stock issued	11	15,336			1,039	16,386
Exercise stock options		28				28
Purchase of treasury stock					(15,003)	(15,003)
Other		2,802				2,802

Balance at December 31, 2001	494	201,328	30,294	317,169	(14,713)	534,572
Comprehensive income:
Net income				46,863		46,863
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities			18,523			18,523
Deferred income tax expense			(6,374)			(6,374)
Other			(106)			(106)

Other comprehensive income						12,043

Comprehensive income						58,906

Common stock issued	8	20,203			(682)	19,529
Exercise stock options	7	13,166				13,173
Purchase of treasury stock					(42,515)	(42,515)
Other		1,385				1,385

Balance at December 31, 2002	$509	$236,082	$42,337	$364,032	$(57,910)	$585,050
Comprehensive income:
Net income				14,334		14,334
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities			(27,273)			(27,273)
Deferred income tax expense			9,481			9,481
Other			62			62

Other comprehensive income						(17,730)

Comprehensive income (loss)						(3,396)

Common stock issued	1	8,290			4,294	12,585
Exercise stock options	7	10,959				10,966
Retirement of treasury stock	(36)	(46,970)			47,006	—
Purchase of treasury stock					(19,596)	(19,596)
Other		1,959				1,959

Balance at December 31, 2003	$481	$210,320	$24,607	$378,366	$(26,206)	$587,568

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$14,334	$46,863	$42,892
(Income) loss from discontinued operations	72,990	(953)	6,592
Adjustments to reconcile net income to cash provided by (used in) operating activities:
(Gains) loss on sale of investments	(39,711)	5,598	(5,165)
Operating loss of Healthaxis, Inc.	2,211	3,139	10,597
Decrease (increase) in accrued investment income	(2,040)	474	(6,062)
Decrease (increase) in reinsurance receivables and other receivables	(27,605)	1,119	(4,037)
Refundable income taxes	19,862	3,957	5,003
Acquisition costs deferred	(65,733)	(59,330)	(43,198)
Amortization of deferred acquisition costs	69,343	43,948	37,395
Depreciation and amortization	18,404	16,178	13,899
Deferred income tax (benefit) change	121	783	(3,514)
Increase in policy liabilities	158,869	148,739	83,041
Increase in other liabilities and accrued expenses	41,466	34,573	8,296
Stock appreciation expense (benefit)	(459)	16,312	6,110
Other items, net	(4,065)	(915)	(1,981)

Cash Provided by Continuing Operations	257,987	260,485	149,868
Cash Provided by (Used in) Discontinued Operations	33,238	5,552	39,830

Net Cash Provided by Operating Activities	291,225	266,037	189,698

Investing Activities
Securities available-for-sale
Purchases	(664,905)	(725,270)	(397,085)
Sales	249,316	450,458	219,773
Maturities, calls and redemptions	178,847	129,389	81,559
Student loans
Purchases and originations	(19,384)	(20,010)	(101,581)
Maturities	7,579	5,452	2,715
Sales	—	—	52,163
Short-term and other investments — net	40,632	33,624	252
Purchase of subsidiaries and life and health business net of cash acquired of $0, $2,649 and $0 in 2003, 2002 and 2001, respectively	(4,951)	(23,693)	—
Decrease (increase) in restricted cash	13,270	(39,996)	(16,342)
Proceeds from subsidiaries sold, net of cash disposed of $0 in 2003; $550 in 2002 and $0 in 2001	—	1,208	—
Additions to property and equipment	(33,316)	(33,523)	(13,332)
Minority interest purchased	(863)	(1,948)	—
Decrease (increase) in agents’ receivables	10,556	(7,105)	(4,122)

Cash Used in Continuing Operations	(223,219)	(231,414)	(176,000)
Cash Provided by (Used in) Discontinued Operations	(116,653)	(224,931)	(135,783)

Net cash Used in Investing Activities	(339,872)	(456,345)	(311,783)

Financing Activities
Repayment of notes payable	(3,971)	(15,589)	(24,317)
Repayment of payable to related party	—	—	(18,954)
Proceeds from student loan credit facilities	—	50,000	100,000
Deposits from investment products	14,975	13,407	14,576
Withdrawals from investment products	(22,489)	(24,538)	(30,888)
Exercising of stock options and warrants	10,966	12,616	—
Purchase of treasury stock	(19,596)	(42,515)	(13,963)
Other	2,318	6,469	15,600

Cash Provided by (Used in) Continuing Operations	(17,797)	(150)	42,054

Cash Provided by (Used in) Discontinued Operations	25,542	194,597	49,939

Net cash Provided by (Used in) Financing Activities	7,745	194,447	91,993

Net Increase (decrease) in Cash	(40,902)	4,139	(30,092)
Cash and cash equivalents at Beginning of Period	54,916	50,777	80,869

Cash and cash equivalents at End of Period	14,014	54,916	50,777
Less cash and cash equivalents at End of Period in discontinued operations	—	38,660	37,635

Cash and cash equivalents at End of Period in continuing operations	$14,014	$16,256	$13,142

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of UICI and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

      UICI is a holding company, and the Company conducts its insurance businesses through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

Nature of Operations

      The Company offers insurance (primarily health and life) to niche consumer and institutional markets. The Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. Information on the Company’s operations by segment is included in Note O.

      Through its Self-Employed Agency Division (“SEA Division”), the Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. The Company’s basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization plans, as well as other supplemental types of coverage. The Company markets these higher deductible products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services and Cornerstone America, the Company’s “dedicated” agency sales forces that primarily sell the Company’s products.

      The Company has classified as its Group Insurance Division the operations of its Student Insurance Division and the operations of the Company’s Star HRG business unit. For the student market, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis. The Company’s Star HRG unit specializes in the design, marketing and administration of limited benefit health insurance plans for entry level, high turnover, and hourly employees. The Company markets and sells these products directly to its employer clients through a sales force consisting of Company employees.

      Through its Life Insurance Division (formerly the Company’s OKC Division which included the Company’s former College Fund Life Division), the Company also issues universal life, whole life and term life insurance products to individuals in the self-employed market, the middle income market; the Hispanic market and the senior market. The Company distributes its life insurance products directly to individuals in the self-employed market through agents associated with UGA-Association Field Services and Cornerstone America and through marketing relationships with two independent managing general agents (MGAs).

      During 2003, through a newly formed company, ZON Re USA LLC (an 82.5%-owned subsidiary), the Company began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. The Company distributes these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. To date, the results of this business have not been material to our consolidated results of operations.

      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance (consisting of the Company’s accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); (b) Other, which included the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, and (c) its Other Key Factors segment. The Company’s Other Key Factors segment includes (a) investment income not allocated to the other business segments, (b) realized gains or losses on sale of investments, (c) interest expense on non-student loan indebtedness, (d) general expenses relating to corporate operations, (e) the operations of the Company’s AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments, consisting primarily of the remaining portion of the Company’s former third party administration business (until sold by the Company in September 2002) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

      Effective January 1, 2003, the Company began to allocate to the Company’s operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company’s insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. All prior periods presented have been adjusted to reflect this allocation.

Discontinued Operations

      The Company has reflected as discontinued operations for financial reporting purposes for all periods presented the results of its former AMS subsidiary, its former Senior Market division, its Special Risk Division operations, its former sub-prime credit card business and its former third party administration business. See Note Q.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

      The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. See Note J for stockholders’ equity and net income from insurance subsidiaries as determined using statutory accounting practices.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments are classified as available for sale and carried at fair value. Equity securities consist of common and non-redeemable preferred stocks and are carried at fair value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at unpaid balances. Short-term investments are carried at amortized value, which approximates fair value.

      Prior to its disposition in September 2003, the Company accounted for its investment in Healthaxis, Inc. on the equity method, and, accordingly, the Company’s investment in Healthaxis, Inc. was stated at the Company’s cost, as adjusted for contributions or distributions and the Company’s share of Healthaxis, Inc.’s income or loss.

      Realized gains and losses on sales of investments are recognized in net income on the specific identification basis and include write downs on those investments deemed to have an other-than-temporary decline in fair values. Unrealized investment gains or losses on securities carried at fair value, net of applicable deferred income tax, are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and accordingly have no effect on net income (loss).

      Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. In its review, management considers the following indicators of impairment: fair value is significantly below cost; the decline in fair value is attributable to specific adverse conditions affecting a particular investment; the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; the decline in fair value has existed for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; the financial condition of the issuer has deteriorated and dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.

Cash and Cash Equivalents

      The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Student Loans

      Student loans (consisting of student loans originated under the Company’s former College First Alternative Loan program) are carried at their unpaid principal balances (less any applicable allowance for losses) plus capitalized loan origination costs.

Deferred Acquisition Costs

      The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents).

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the Self-Employed Agency Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s Self- Employed Agency and Group Divisions are expensed as incurred.

      Policy acquisition costs associated with traditional life business are capitalized and amortized over the estimated premium-paying period of the related policies, in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, is estimated using the same assumptions as are used for computing policy benefits. For universal life-type and annuity contracts, capitalized costs are amortized in proportion to the ratio of a contract’s annual gross profits to total anticipated gross profits.

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

      The following is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,

	2003	2002	2001

	(In thousands)
Costs of policies acquired:
Beginning of year	$3,376	$4,226	$4,378
Additions(1)	4,951	—	900
Amortization(2)	(764)	(850)	(1,052)

End of year	7,563	3,376	4,226
Deferred costs of policies issued	83,088	85,934	69,702

Total	$90,651	$89,310	$73,928

(1)	Effective December 31, 2003, the Company terminated the coinsurance arrangement with AEGON (see Note G — Reinsurance), and the Company settled the purchase price for the novation of the remaining AEGON policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.

(2)	The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 20% based on a variety of assumptions including the type of policies acquired.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below is an analysis of deferred costs of policies issued at each of December 31, 2003, 2002 and 2001 and the related deferral and amortization in each of the years then ended:

	December 31,

	2003	2002	2001

	(In thousands)
Deferred costs of policies issued:
Beginning of year	$85,934	$69,702	$63,747
Additions	65,733	59,330	42,298
Amortization	(68,579)	(43,098)	(36,343)

End of year	$83,088	$85,934	$69,702

      The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2003 is estimated to be as follows:

(In thousands)
2004	$2,572
2005	1,767
2006	1,325
2007	992
2008	270
2009 and thereafter	637

$7,563

Restricted Cash

      At December 31, 2003 and 2002, the Company held restricted cash in the amount of $42.5 million and $77.8 million, respectively. Restricted cash consisted primarily of cash and cash equivalents securing College Fund Life Insurance Division student loan credit facilities held by a bankruptcy-remote, special purpose entity in the amount of $40.4 million and $48.2 million as of December 31, 2003 and 2002, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. See Note H.

      The Company and Mr. Jensen (the Company’s Chairman) were formerly defendants in litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC (“STP”) assets in February 1998 (the “Sun Litigation”). At December 31, 2002, STP (an 80%-owned former subsidiary of the Company) held funds in the amount of $21.9 million in an account designated by a court registry, all of which funds were reflected as restricted cash at such date. Because the Company assigned all of its rights to any cash proceeds from the sale and liquidation of STP, the Company established and recorded a corresponding liability in the amount of $21.9 million at December 31, 2002 equal to the total cash and cash equivalents on deposit in the court registry. On May 13, 2003, the Company, Mr. Jensen and the plaintiffs reached agreement on a full and final settlement of the Sun Litigation. Following settlement of the Sun Litigation, and pursuant to the terms of an agreement dated as of June 17, 2003, by and between UICI and Mr. Jensen, Mr. Jensen exercised his option to purchase UICI’s membership interests in STP, and UICI assigned and transferred to Mr. Jensen all of the Company’s right, title and interest in and to STP, thereby relinquishing any right to the restricted cash previously recorded at December 31, 2002. For financial reporting purposes the Company recognized no gain or loss in connection with this transaction. See Notes K and L.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below is a summary of restricted cash held by the Company at:

	December 31,

	2003	2002

	(In thousands)
UICI:
STP Court registry	$—	$21,934
Other	—	5,500
College Fund Life Division:
Student loan credit facilities	40,423	48,245
Other	2,054	2,098

Total restricted cash	$42,477	$77,777

Allowance for Doubtful Accounts

      The Company establishes an allowance for potential losses that could result from defaults or write-downs on various assets. The allowance is maintained at a level that the Company believes is adequate to absorb estimated losses.

      The Company’s allowance for losses is as follows:

	December 31,

	2003	2002

	(In thousands)
Agents’ receivables	$3,143	$3,557
Mortgage loans	324	324
Student loans	1,676	941
Real estate	2,434	2,434

	$7,577	$7,256

Property and Equipment

      Property and equipment includes buildings, leasehold improvements, furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings).

	December 31,

	2003	2002

	(In thousands)
Land and improvements	$3,069	$1,306
Buildings and leasehold improvements	31,955	12,304
Real estate held for sale	500	15,826
Construction in progress	—	12,189
Furniture, software and equipment	99,445	80,012

	134,969	121,637
Less accumulated depreciation	56,893	44,109

Property and equipment (net)	$78,076	$77,528

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Company completed the construction of its facilities in North Richland Hills, Texas. The construction in progress in the amount of $12.2 million in 2002 was reclassified to buildings and leasehold improvements category in 2003 in the above table.

      In 2002, real estate held for sale consisted of a building and real estate in Sioux Falls, South Dakota. In September 2003, the Company disposed of the real estate held for sale (except for a small portion of undeveloped land). The sale generated cash proceeds in the amount of $18.0 million, in connection with which the Company recognized a $2.7 million gain.

Goodwill and Other Intangibles

      The Company adopted Statements 141 and 142 on January 1, 2002. In accordance with Statement 142, the Company tested for goodwill impairment effective January 1, 2002. As a result of the transitional impairment testing, completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of former subsidiaries, Academic Management Services Corp. (“AMS”) and Barron Risk Management Services (“Barron”) was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company has reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. During 2003 and 2002, the Company sold AMS and Barron, respectively. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually, or more frequently if certain indicators arise. The Company has determined that it will review goodwill and intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. The Company’s annual review in 2003 of the goodwill related to continuing operations indicated no impairment.

      See Note E for a description of the pro forma impact to the Company’s net income for the years ended December 31, 2003, 2002 and 2001 as a result of the non-amortization provisions of Statement 142.

Future Policy and Contract Benefits and Claim Liabilities

      Traditional life insurance future policy benefit liabilities are computed on a net level premium method using assumptions with respect to current investment yield, mortality, withdrawal rates, and other assumptions determined to be appropriate as of the date the business was issued or purchased by the Company. Future contract benefits related to universal life-type and annuity contracts are generally based on policy account values. Claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors; as adjustments become necessary they are reflected in current operations.

      The Company uses the developmental method to estimate claim liabilities. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note F — Policy Liabilities for a discussion of claim liabilities.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are charged to expense include benefit claims incurred in the period in excess of related contract balances, and interest credited to contract balances.

Unearned Premiums

      Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. The Company records as a liability the portion of premiums unearned.

Other Income

      Other income consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products and fee income derived by the Company from its AMLI Realty Co. subsidiary. Income is recognized as services are provided.

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

Other Expenses

      Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the SEA Division.

Reinsurance

      Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $9.9 million, $11.9 million and $4.1 million in advertising costs in continuing operations in 2003, 2002 and 2001, respectively.

Federal Income Taxes

      Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Recording a valuation allowance would result in a charge to income in the period such determination was made. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the continued need for the recorded valuation allowance. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Included in comprehensive income is the reclassification adjustments for realized gain (losses) included in net income of $42.8 million, ($27.8 million net of tax), $(8.3) million ($(5.4) million net of tax) and $(1.2) million ($(780,000) net of tax), for the years ended December 31, 2003, 2002 and 2001, respectively.

Guaranty Funds and Similar Assessments

      The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2003 and 2002, the Company had accrued $1.9 million and $2.2 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred guaranty fund assessments in the amount of $1.7 million, $1.3 million and $1.1 million in 2003, 2002 and 2001, respectively.

New Accounting Pronouncements

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Effective January 1, 2003, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net income, as reported	$14,334	$46,863	$42,892
Add: stock-based employee compensation expense included in reported net income, net of tax	6	167	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(367)	$(3,068)	$(3,925)

Pro forma net income	$13,973	$43,962	$38,967

Earnings per share:
Basic as reported	$0.31	$0.99	$0.92
Basic-pro forma	$0.30	$0.93	$0.84
Diluted as reported	$0.30	$0.96	$0.90
Diluted-pro forma	$0.30	$0.90	$0.81

Reclassification

      Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement presentation. In particular, the Company has for financial reporting purposes reflected for all periods presented as discontinued operations the results of operations of its former AMS subsidiary and Senior Market divisions.

Note B — Acquisitions and Dispositions

Acquisitions

      Effective December 31, 2003, the Company terminated a coinsurance arrangement with AEGON and the Company settled the purchase price for the novation of certain AEGON policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective February 28, 2002, the Company acquired all of the outstanding capital stock of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred to by the Company as its “Star HRG” unit), a Phoenix, Arizona based business specializing in the marketing and administration of limited benefit plans for entry level, high turnover, hourly employees. Commencing March 1, 2002, health insurance policies offered under the Star HRG program have been issued by The MEGA Life and Health Insurance Company, a wholly-owned subsidiary of UICI. UICI acquired Star HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized performance of Star HRG measured over the three-month period ending May 31, 2003.

      In full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG, on November 10, 2003 UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. See Note H.

      On January 17, 2002, the Company completed the purchase, for a cash purchase price of $8.0 million, of a 50% interest in an agency specializing in the sale of long-term care and Medicare supplement insurance products. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $6.1 million and amortizable intangible assets in the amount of $1.6 million.

      For financial reporting purposes, the acquisitions described above were accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Operations for the year of the acquisition includes the results of operations of each acquired company from their respective dates of acquisition. The effect of these acquisitions on the Company’s results of operations was not material. Accordingly, pro forma financial information has not been presented.

Dispositions

      On November 18, 2003, the Company completed the previously announced sale of its AMS unit. AMS, based in Swansea, MA, markets, originates, funds and services primarily federally guaranteed student loans and provides student tuition installment payment plans. The sale of AMS generated net cash proceeds to UICI of approximately $27.8 million. At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In anticipation of the sale of AMS, in the third quarter of 2003 the Company wrote down the carrying value of these loans to fair value, which was significantly less than the face amount of the loans. As part of the transaction, the purchaser agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS previously securitized student loans.

      At December 31, 2002, the Company beneficially held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (HAXS: Nasdaq) (“HAI”). Effective September 30, 2003, the Company sold to HAI its entire equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale. Prior to the disposition in September 2003 of its equity stake in HAI, the Company accounted for its investment in HAI utilizing the equity method and recognized its ratable share of HAI income and loss. The Company’s carrying value of its investment in HAI was $4.9 million at December 31, 2002. See Note K for a discussion of various transactions between the Company and HAI prior to its disposition in September 2003.

      On April 25, 2002, the Company sold its 50% ownership interest in Resolution Reinsurance Intermediaries, LLC (“Res Re”), a reinsurance intermediary formerly constituting a part of the Company’s Special Risk business unit. The purchaser of the 50% interest constituted the remaining 50% equity holder in

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Res Re and the unit’s chief executive officer. The sale was structured as a liquidation by Res Re of UICI’s 50% ownership interest for a total liquidation price of $650,000, payable at closing in cash in the amount of $150,000 and by delivery of a promissory note issued by Res Re in the amount of $500,000. See Note K of Notes to Consolidated Financial Statements.

      On September 30, 2002, the Company sold to an unaffiliated third party all of the capital stock of a company engaged in the business of administration of workers’ compensation and non-subscriber plans and the sole remaining component of the Company’s former Third Party Administration unit. For financial reporting purposes the Company recognized a nominal gain in connection with the transaction.

      Effective May 31, 2001, WinterBrook Holdings, Inc. (a wholly-owned subsidiary of the Company) sold its 44% minority interest in Cassidy Employee Benefit Services, LLC (“Cassidy”) to Cassidy for $140,000 in cash. The remaining equity holders of Cassidy constituted members of Cassidy management.

      Effective April 1, 2001, an indirect wholly-owned subsidiary of the Company, entered into an agreement with an unaffiliated third party to form Genesis Financial Solutions, Inc. (“GFS”), a company engaged in the business of collecting charged off consumer debt. In exchange for 50% of the common stock in GFS and $3.0 million liquidation value of preferred stock, the subsidiary contributed to GFS the business operations of its Harker Heights, Texas collection facility at net book value and certain previously written-off credit card receivables. Effective July 1, 2002, GFS redeemed the preferred stock held by the Company in exchange for GFS’ promissory note maturing February 28, 2006. Effective July 2003, the Company sold its entire equity interest in GFS back to GFS.

Note C — Investments

      A summary of net investment income is set forth below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Fixed maturities	$60,479	$62,098	$60,356
Equity securities	2,310	2,582	5,416
Mortgage and collateral loans	503	556	503
Policy loans	1,190	1,234	1,336
Short-term and other investments	4,785	6,170	7,284
Agent debit balances	3,799	3,996	2,150
College Fund Life Division student loans	6,174	5,877	5,989

	79,240	82,513	83,034
Less investment expenses	1,579	1,682	3,685

	$77,661	$80,831	$79,349

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments

	(In thousands)
Year Ended December 31:
2003
Realized	$1,033	$41,783	$(3,105)	$39,711
Change in unrealized	(1,417)	(25,856)	—	(27,273)

Combined	$(384)	$15,927	$(3,105)	$12,438

2002
Realized	$(8,692)	$376	$2,718	$(5,598)
Change in unrealized	31,834	(13,311)	—	18,523

Combined	$23,142	$(12,935)	$2,718	$12,925

2001
Realized	$(734)	$(420)	$6,319	$5,165
Change in unrealized	18,054	44,036	—	62,090

Combined	$17,320	$43,616	$6,319	$67,255

      Gross unrealized investment gains pertaining to equity securities were $2.9 million, $33.1 million and $42.6 million at December 31, 2003, 2002 and 2001, respectively. Gross unrealized investment losses pertaining to equity securities were $-0-, $4.4 million and $599,000 at December 31, 2003, 2002 and 2001, respectively.

      The amortized cost and fair value of investments in fixed maturities are as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury and U.S. Government agency obligations	$56,301	$1,651	$(32)	$57,920
Mortgage-backed securities issued by U.S. Government agencies and authorities	243,581	4,246	(460)	247,367
Other mortgage and asset backed securities	183,280	3,224	(3,546)	182,958
Other corporate bonds	886,931	37,526	(7,610)	916,847

Total fixed maturities	$1,370,093	$46,647	$(11,648)	$1,405,092

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury and U.S. Government agency obligations	$80,026	$2,533	$(3)	$82,556
Mortgage-backed securities issued by U.S Government agencies and authorities	191,467	6,908	—	198,375
Other mortgage and asset backed securities	131,662	4,528	(2,578)	133,612
Other corporate bonds	648,555	33,198	(8,170)	673,583

Total fixed maturities	$1,051,710	$47,167	$(10,751)	$1,088,126

      Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

      The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(In thousands)
Maturity
One year or less	$23,040	$23,466
Over 1 year through 5 years	404,033	415,851
Over 5 years through 10 years	334,762	349,470
Over 10 years	181,397	185,980

	943,232	974,767
Mortgage and asset backed securities	426,861	430,325

Total fixed maturities	$1,370,093	$1,405,092

      Proceeds from the sale and call of investments in fixed maturities were $200.3 million, $452.8 million and $224.6 million for 2003, 2002 and 2001, respectively. Gross gains of $9.3 million, $17.8 million and $5.0 million, and gross losses of $4.3 million, $11.9 million and $2.8 million were realized on the sale and call of fixed maturity investments during 2003, 2002 and 2001, respectively.

      Proceeds from the sale of equity investments were $81.3 million, $15.7 million and $15.8 million for 2003, 2002 and 2001, respectively. Gross gains of $43.7 million, $1.1 million and $1.3 million and gross losses of $803,000, $681,000 and $1.2 million were realized on sales of equity investments during 2003, 2002 and 2001, respectively.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the Company’s equity securities:

	December 31, 2003		December 31, 2002

		Fair		Fair
	Cost	Value	Cost	Value

	(In thousands)
Common stocks — non-affiliate	$11,625	$13,932	$16,877	$15,156
Common stocks — affiliate	—	—	20,510	52,157
Preferred stocks — affiliate	—	—	2,129	2,128
Non-redeemable preferred stocks	2,129	2,680	13,010	11,799

	$13,754	$16,612	$52,526	$81,240

      Prior to the Company’s sale of a substantial portion of the Company’s stake in AMLI Residential Properties Trust (“AMLI Residential”) during the three months ended December 31, 2003, the Company classified its investment in AMLI Residential as an affiliated stock. The Company’s remaining investment in AMLI Residential is included in the “Common stocks — non-affiliate” and “Non-redeemable preferred stocks” captions at December 31, 2003. The Company’s investment in AMLI Residential is included in the “Common stocks — affiliate” and “Preferred stocks — affiliate” captions at December 31, 2002.

      The Company recognized a pre-tax gain in the fourth quarter of 2003 in the amount of $40.4 million associated with the sale of a substantial portion of the Company’s stake in AMLI Residential. The Company effected such sales to diversify its portfolio and to generate taxable capital gains that could be used to offset capital losses from other investments. The Company through its various subsidiaries continues to hold 618,815 AMLI Residential shares with an aggregate cost basis of $13.8 million ($22.22 average cost per share). These remaining AMLI Residential shares are subject to various resale restrictions imposed by federal and state securities laws. At December 31, 2003 and 2002, the Company’s ownership interest in AMLI Residential on a fully diluted basis was 2.3% and 10.5%, respectively, and the Company’s carrying value was $16.6 million and $54.3 million, respectively.

      During 2001, AMLI Commercial Properties Trust (“ACPT”), an equity method investee in which the Company held a 20% equity interest, sold substantially all of its assets for an aggregate sale price of approximately $226.3 million. In connection with such sale, the Company recognized its proportionate share of the gain in the amount of $5.3 million.

      The fair value, which represents carrying amounts, of equity securities are based on quoted market prices.

      The carrying amounts of the Company’s investments in mortgage, collateral and policy loans approximate fair value, which is estimated using a discounted cash flow analysis, at a rate currently being offered for similar loans to borrowers with similar credit ratings.

      The carrying values for mortgage loans are net of allowance of $324,000 for each of 2003 and 2002.

      The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2003, the Company had a carrying amount of $430.3 million of mortgage and asset backed securities, of which $247.4 million were government backed, $157.2 million were rated AAA, $2.3 million were rated AA, $9.3 million were rated A, $8.3 million were rated BBB, and $5.8 million were rated below investment grade by external rating agencies. At December 31, 2002, the Company had a carrying amount of $332.0 million of mortgage and asset backed securities, of which $198.4 million were government backed, $103.6 million were rated AAA, $9.9 million were rated AA, $11.9 million were rated A, $3.8 million were rated BBB, and $4.4 million were rated below investment grade by external rating agencies.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, 2002 and 2001, the Company recorded impairment charges for certain fixed and equity securities in the amount of $5.1 million ($4.0 million for fixed maturities and $1.1 million for equity securities), $14.7 million which related all to fixed maturities and $3.5 million ($3.0 million for fixed maturities and $541,000 for equity securities), respectively. The Company’s 2002 impairment charge included a $6.1 million impairment charge associated with the Company’s WorldCom, Inc. bond holdings, which was recorded in the second quarter of 2002 as a result of previously announced accounting irregularities at WorldCom, Inc.

      Following is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2003:

	Unrealized loss less		Unrealized loss
	than 12 months		12 Months or longer		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US Treasury obligations and direct obligations of US Government agencies	$7,259	$250	$—	$—	$7,259	$250
Mortgage backed securities issued by U.S. Government agencies and authorities	54,414	460	—	—	54,414	460
Other mortgage and asset backed securities	65,581	1,437	12,209	2,109	77,790	3,546
Corporate bonds	212,191	6,228	11,731	1,164	223,922	7,392

Total securities	$339,445	$8,375	$23,940	$3,273	$363,385	$11,648

      At December 31, 2003, the Company had $11.6 million of unrealized losses in its fixed maturities portfolio. Approximately 70% ($2.3 million) of the twelve (12) months or longer unrealized loss ($3.3 million) was concentrated in three securities. The $8.4 million in unrealized losses of less than twelve (12) months includes $8.1 million that is attributable to numerous securities with an unrealized loss of less than 10%.

      Following is a summary of the three securities that comprise 70% of the unrealized loss for twelve (12) months or longer:

	December 31, 2003

	Amortized	Fair	Unrealized
	Cost	Value	Loss

	(In thousands)
Other mortgage and asset backed securities (manufactured housing industry)	$3,033	$1,950	$1,083
Other mortgage and asset backed securities (airline industry)	1,674	1,321	353
Corporate bonds (industrial revenue bond)	3,668	2,808	860

	$8,375	$6,079	$2,296

      The largest unrealized loss ($1.1 million) is represented by a security issued by a corporate borrower secured by manufactured housing. The security carries an A+ rating from Standard & Poor’s and, in terms of repossession inventories and delinquencies, is currently performing better than both the industry index and other securities of the issuer.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The second largest unrealized loss ($860,000) is represented by a special obligation bond issued by the New York City Industrial Development Corporation. The principal amount and interest on the bond are payable solely from and secured by a pledge of lease payments by the issuer derived from a lease of office space located in Brooklyn. The space is currently occupied by a government agency under a lease with a remaining term of 17 years.

      The third largest unrealized loss ($353,000) is represented by a security issued by an airline and secured by a pledge of a single aircraft manufactured in 1991. The Company believes that the realizable value of the collateral for this security is sufficient to retire the debt.

      The Company continually monitors these investments and believes the unrealized loss in these investments is temporary.

      The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2003 and 2002:

	December 31,

	2003		2002

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Equity investments:
AMLI Residential Properties Trust	$16,584	1.1%	$54,285	4.1%
Universal American Financial Corp.	$—	—	$15,131	1.1%
Short-term investments:
Fidelity Institutional Money Market Fund	$91,392	5.8%	$107,165	8.0%

      The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.

      At December 31, 2002, the Company beneficially held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (“HAI”). Effective September 30, 2003, the Company sold to HAI its entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale. See Note K for a discussion of various transactions between the Company and HAI prior to its disposition in September 2003.

      Under the terms of various reinsurance agreements (see Note G), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $75.6 million and $82.7 million as of December 31, 2003 and 2002, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $18.3 million and $18.2 million on deposit with insurance departments in various states at December 31, 2003 and 2002, respectively.

Note D — Student Loans

      Through its College Fund Life Division, the Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Company’s College First Alternative Loan program. The student loans guaranteed by private insurers are guaranteed 100% as to principal and accrued interest.

      At closing of the sale of AMS, UICI received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries, which are carried as “other assets” on the Company’s consolidated balance sheet and not included in this table. See Note Q for the discussion of AMS discontinued operations.

      Following is a summary of the student loans held by the Company at the dates indicated:

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Student loans — guaranteed by private insurers	$78,986	$78,986	$71,198	$71,198
Student loans — non-guaranteed	28,031	26,910	25,192	24,184
Allowance for losses	(1,676)	—	(941)	—

Total student loans	$105,341	$105,896	$95,449	$95,382

      Of the aggregate $105.3 million and $95.4 million carrying amount of student loans held by the Company at December 31, 2003 and 2002, $105.1 million and $95.2 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note H.

      The Company estimates the fair value of student loans based on values of recent sales of student loans.

      The Company’s provision for losses on student loans is summarized as follows:

	December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of year	$941	$1,039	$4,704
Change in provision for losses	735	(98)	(3,665)

Balance at end of year	$1,676	$941	$1,039

      The Company recognized interest income from the student loans of $6.2 million, $5.9 million and $6.0 million in 2003, 2002 and 2001, respectively, which is included in the investment income category on the Company’s consolidated statements of operations.

Note E — Goodwill and Other Intangible Assets

      Effective February 28, 2002, UICI acquired Star HRG for an initial cash purchase price of $25.0 million, plus additional contingent consideration based on the future annualized premium of Star HRG measured over the three-month period ended May 31, 2003. In June 2003, the Company recorded on its consolidated balance sheet the additional consideration plus interest from date of acquisition through May 31, 2003 ($16.1 million) as goodwill and established a corresponding liability reflecting the obligation to pay the additional consideration. See Note H for discussion of the obligation.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth in the table below is a summary of the goodwill and other intangible assets by operating segment at the dates indicated:

	December 31, 2003

		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net

	(In thousands)
Self-Employed Agency Division	$9,405	$—	$(3,972)	$5,433
Group Insurance Division	33,640	8,858	(2,891)	39,607
Life Insurance Division	552	—	(193)	359

	$43,597	$8,858	$(7,056)	$45,399

	December 31, 2002

		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net

	(In thousands)
Self-Employed Agency Division	$9,405	$—	$(3,972)	$5,433
Group Insurance Division	17,513	8,858	(1,428)	24,943
Life Insurance Division	552	—	(193)	359

	$27,470	$8,858	$(5,593)	$30,735

      Following is the impact to the Company’s net income for the year ended December 31, 2003, 2002 and 2001 as a result of the non-amortization provisions of Statement 142:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Reported net income	$14,334	$46,863	$42,892
Add: goodwill amortization, net of tax	—	—	5,747	(1)

Adjusted net income	$14,334	$46,863	$48,639

Basic earnings per share
As reported	$0.31	$0.99	$0.92
Goodwill amortization, net of tax	—	—	0.12

Adjusted basic earnings per share	$0.31	$0.99	$1.04

Diluted earnings per share
As reported	$0.30	$0.96	$0.90
Goodwill amortization, net of tax	—	—	0.12

Adjusted diluted earnings per share	$0.30	$0.96	$1.02

(1)	Includes $518,000 (net of tax) and $5.2 million (net of tax) of goodwill amortization recorded in continuing operations and discontinued operations, respectively.

      Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisition of Star HRG completed February 28, 2002. (See Note B).

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded amortization expense associated with other intangibles in continuing operations in the amount of $1.5 million, $1.4 million and $-0- in 2003, 2002 and 2001, respectively.

      Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

(In thousands)
2004	$1,270
2005	1,082
2006	948
2007	722
2008	594
2009 and thereafter	1,351

$5,967

Note F — Policy Liabilities

      As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities.

Future Policy and Contract Benefits

      Liability for future policy and contract benefits consisted of the following at December 31, 2003 and 2002:

	December 31,

	2003	2002

	(In thousands)
Accident & Health	$86,048	$60,758
Life	217,128	221,299
Annuity	135,977	141,161

	$439,153	$423,218

      With respect to traditional life insurance, future policy benefits are computed on a net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates determined to be appropriate as of the date the business was acquired by the Company. Substantially all liability interest assumptions range from 4.5% to 6.5%. Such liabilities are graded to equal statutory values or cash values prior to maturity.

      Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.6%, 5.0% and 5.0% during 2003, 2002 and 2001, respectively. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2003, 4.0% to 5.5% during 2002 and 4.0% to 5.5% during 2001.

      As described in Note G, the Company has assumed certain life and annuity business from subsidiaries of AEGON USA, INC. (“AEGON”), utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 5.5% during 2003, 3.8% to 5.5% during 2002, and 4.3% to 5.5% during 2001.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amounts and fair values of the Company’s liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Direct annuities	$79,365	$76,587	$80,861	$78,031
Assumed annuities	56,612	56,609	60,300	60,296
Supplemental contracts without life contingencies	1,413	1,413	1,545	1,545

	$137,390	$134,609	$142,706	$139,872

      Fair values under investment-type contracts consisting of direct annuities and supplemental contracts without life contingencies are estimated using the assumption-reinsurance pricing method, based on estimating the amount of profits or losses an assuming company would realize, and then discounting those amounts at a current market interest rate. Fair values for the Company’s liabilities under assumed annuity investment-type contracts are estimated using the cash surrender value of the annuity.

Claims Liabilities

      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. The Company calculates a single best estimate of the liability developed using actuarial principles and assumptions that consider a number of items, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that may affect the ultimate benefit levels to determine its best estimate of the claims liability. These qualitative considerations include, among others, the impact of medical inflation, utilization of health services, exposure levels, product mix, pending claim levels and other relevant factors.

      Effective January 1, 2003, the Company determined to utilize a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. See discussion below in caption “Change in Reserving Estimates Self-Employed Agency Division — Claims Liability Changes.”

      The SEA Division estimates various additional claim liabilities as appropriate. The additional claim liabilities estimate liabilities for situations, such as excess pending claims inventory and disputed claims.

      The Group Insurance Division assigns incurred dates based on the date of service. This definition estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

Change in Reserving Estimates — Self-Employed Agency Division

      Effective January 1, 2003, the Company’s SEA Division made certain refinements to its claim and future policy benefit liability calculations, the net effect of which decreased claim and future policy benefit liabilities and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made by the Company.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ROP Liability Changes

      The Company has issued certain health policies with a “return-of-premium” (ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Historically, the Company has established a liability for future ROP benefits, which liability has been calculated by applying mid-terminal reserve factors (calculated on two-year preliminary term basis, using 5% interest, 1958 CSO mortality terminations, and level future gross premiums) to the current premium on a contract-by-contract basis. A claim offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies, utilizing only claims paid to date, with no assumption of future claims. The ROP liability is reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

      The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. This liability is impacted both by the techniques utilized to calculate the liability and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company has previously utilized a simplified reserving technique (described above) that it believed generated an appropriate ROP liability in the aggregate. However, the Company reviewed its ROP reserving technique in order to determine if refinements to the technique were appropriate. As a result of such review, and as more particularly described below, effective January 1, 2003, the ROP reserving technique was refined to utilize new mid-terminal reserve factors (calculated on a net level basis, using 4.5% interest, 1958 CSO mortality, and 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis.

      The net premium assumption was revised from two-year preliminary term to net level in order to produce a more appropriate accrual for the liability of the ROP benefits in relation to the premiums. The interest rate assumption was reduced from 5% to 4.5% to reflect current investment yields. Since the ROP rider is primarily attached to attained-age rated health insurance products that are subject to periodic rate adjustment, the Company has determined as part of its ongoing review of the ROP reserving technique to increase its ROP liability to cover reasonably foreseeable changes to the future gross premium. Based on Company experience, the revised reserve factors incorporate an assumption of 10% average annual increase in future gross premiums on such products. The reserve technique was also refined to use historical premiums and anticipated future premium increases in the calculation of future benefits rather than calculating the reserve only from the current gross premium. Finally, a claim offset for actual benefits paid through the reporting date is now applied to the ROP liability for all policies on a contract-by-contract basis. In the original simplified reserve technique, the intent was to balance the offsetting effects of applying the two-year preliminary term factors to the current gross premiums since the historical premium information was not available. Changes to the technique were made in 2003 when sufficient historical premium information was available to refine the reserve calculation. Substantially all of the effect of this change in the liability for future ROP benefits was attributed to the refinement of adding the assumption of a 10% average annual increase in future gross premiums.

      As a result of these changes, the liability for future ROP benefits increased by $12.9 million during the first quarter of 2003.

Claims Liability Changes

      The SEA Division utilizes the developmental method to estimate claims liabilities. Under the developmental method, completion factors are applied to claim payments in order to estimate the ultimate claim payments. These completion factors are derived from historical experience and are dependent on the “incurred dates” of the claim payments.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to January 1, 2003, the Company utilized the original incurred date coding definition to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding definition, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.

      Due to the continual favorable development in the Company’s reserve estimates and the anticipation of a future increase in this level of favorable development associated with the growth in business, the Company undertook an analysis of the reserve estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. As the Company gained more experience with the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of establishing claim liabilities at the SEA Division.

      Effective January 1, 2003, the Company determined to utilize a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claims for services provided more than thirty-six months after the original incurred date will result in the establishment of a new incurred date for subsequent services. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities at the SEA Division in the amount of $12.3 million during the first quarter of 2003.

Other Changes in Estimate

      Several refinements in the claims liability calculation, all of which were treated as changes in accounting estimates, resulted in a further reduction of the claims liability in the amount of $5.4 million during the first quarter of 2003. This reduction in the claims liability was attributable primarily to the effects of a change in estimate of the reserve for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development reserve. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of reserves for pending claims. The release of a portion of the excess pending claims reserve reflects the additional pending claims included in the completion factors.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the claims liability is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Claims liability at beginning of year, net of related reinsurance recoverables	$440,895	$322,989	$278,211
Add:
Claims liability on acquired business	12,783	—	—
Incurred losses, net of reinsurance, occurring during:
Current year	1,067,951	787,444	536,643
Prior years	(54,392)	(31,484)	(20,458)

	1,013,559	755,960	516,185

Deduct payments for claims, net of reinsurance, occurring during:
Current year	616,939	410,365	272,640
Prior years	287,253	227,689	198,767

	904,192	638,054	471,407

Claims liability at end of year, net of related reinsurance recoverables (2003 — $12,428; 2002 — $25,400; 2001 — $31,022)	$563,045	$440,895	$322,989

      Set forth below is a summary of the claims liability development experience (favorable) unfavorable by business unit for each of the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Self-Employed Agency Division	$(54,009)	$(30,729)	$(27,276)
Group Insurance Division	(2,334)	(3,753)	(1,655)
Life Insurance Division	1,951	2,998	8,473
Other Insurance	—	—	—

Total favorable	$(54,392)	$(31,484)	$(20,458)

      The above table shows incurred losses developed in amounts less than originally anticipated due to better than expected experience on the health business in the SEA Division in 2003, 2002 and 2001. The $54.0 million of favorable experience in the SEA Division for 2003 includes the effect of the $17.7 million decrease in claims liability due to the refinements made to the claims liability calculation ($12.3 million) and changes in estimate described above ($5.4 million). Excluding the impact of these refinements, the favorable experience in 2003 in the claims liability was $36.3 million. As a percentage of total claim liabilities established for the SEA Division at December 31, 2002, 2001 and 2000, the total favorable claims liability development experience for 2003 (excluding the effects of the refinements discussed above), 2002 and 2001 was 10.0%, 11.6% and 11.5%, respectively. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The products of the Group Insurance Division (consisting of the Company’s Student Insurance business unit and the Star HRG business unit) consist principally of medical insurance. In general, medical insurance business has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. The favorable development reflected in the Group Insurance Division is from better than expected experience and is not unusual for a medical line of business. The majority of the favorable development experienced for 2003 related to the Star HRG business unit. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

      The adverse experience for the Life Insurance Division is attributable to its workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation, and the effect of the closure itself on that claims tail.

      Set forth below is a detailed summary of benefits, claims and settlement expenses net of reinsurance for the each of the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Future liability and contract benefits	$26,034	$18,532	$14,784
Claims benefits	1,013,559	755,960	516,185

Total benefits, claims and settlement expenses	$1,039,593	$774,492	$530,969

Unearned Premiums

      Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. The Company records as a liability the portion of premiums unearned.

Other Policy Liabilities

      Other policy liabilities consist of obligations related to supplemental contracts, premium deposit funds and dividend accumulation.

Note G — Reinsurance

      Prior to 1996, a substantial portion of the health insurance policies sold by UGA agents were issued by AEGON USA, Inc. (“AEGON”) and coinsured by the Company. Under the terms of the coinsurance agreement, AEGON agreed to cede (i.e., transfer), and the Company agreed to coinsure, 60% of the risk associated with health insurance policies sold by UGA agents and issued by AEGON.

      Commencing in May 2001, and in accordance with an Assumption Reinsurance Agreement with AEGON, the Company began novating the remaining policies (i.e., canceling the AEGON policies and rewriting as Company policies) as approvals were received from state regulatory authorities. On the policies that had been novated, the Company ceded 40% of the health insurance business back to AEGON in accordance with the terms of the Assumption Reinsurance Agreement. As of December 31, 2003, approxi-

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mately 90% of the remaining in-force policies had been novated by the Company, with the balance of the in-force policies remaining on AEGON “paper” and subject to the original coinsurance agreement.

      Effective December 31, 2003, (a) the Company cancelled the 40% coinsurance agreement with AEGON on the policies that had been previously novated and (b) the Company assumed from AEGON all of the risk previously borne by AEGON associated with the in-force policies that had not been novated. As a result of this transaction, UICI has reflected on its books 100% of the business originally issued by AEGON.

      The Company’s insurance subsidiaries, in the ordinary course of business, reinsure certain risks with other insurance companies. These arrangements provide greater diversification of risk and limit the maximum net loss potential to the Company arising from large risks. To the extent that reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains liable.

      The reinsurance receivable included in the consolidated financial statements at December 31, 2003 and 2002 is as follows:

	December 31,

	2003	2002

	(In thousands)
Paid losses recoverable	$2,752	$3,295
Unpaid losses recoverable	21,698	53,539
Other — net	32,797	2,321

Total reinsurance receivable	$57,247	$59,155

      At December 31, 2003, reinsurance receivable (included in “Other-net” caption in table above) included a $32.6 million reinsurance receivable due from AEGON related to the termination of the agreement effective December 31, 2003.

      The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Premiums:
Premiums Written:
Direct	$1,633,716	$1,250,590	$778,492
Assumed	30,904	31,289	79,865
Ceded	(39,062)	(42,933)	(47,109)

Net Written	$1,625,558	$1,238,946	$811,248

Premiums Earned:
Direct	$1,605,123	$1,229,939	$781,204
Assumed	31,470	30,319	60,154
Ceded	(42,041)	(47,663)	(30,382)

Net Earned	$1,594,552	$1,212,595	$810,976

Ceded benefits and settlement expenses	$29,011	$28,940	$22,856

      In August 1994, the Company entered into an agreement, pursuant to which the Company acquired a block of life insurance and annuity policies. In conjunction with this acquisition, the Company ceded through a coinsurance agreement 100% of the policy liabilities to an unrelated reinsurer. The acquisition required no

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial investment by the Company. In July 2001, the reinsurer recovered its investment in the amount of $22.0 million in this block, and the coinsurance agreement was terminated and the company at no cost recaptured all remaining policies.

Note H — Debt

      Set forth below is a summary of the Company’s long-term indebtedness outstanding at December 31, 2003 and 2002 (including outstanding indebtedness that is secured by student loans generated by the College Fund Life Division):

	December 31,

	2003	2002

	(In thousands)
Long-term debt:
8.75% Senior Notes	$3,951	$7,901
CFLD student loan credit facility	150,000	150,000
6% Convertible Subordinated notes and other	15,000	21

	168,951	157,922
Less: current portion of long-term debt	3,951	3,972

Total long-term debt	165,000	153,950

Total short and long term debt	$168,951	$157,922

      In full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG, on November 10, 2003 UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. The subordinated notes mature in February 2012. The subordinated notes are convertible into UICI Common Stock at a conversion price of $20.06 per common share.

      On June 22, 1994, the Company authorized the issuance of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the “Note Agreement”), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company is required to repay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $4.0 million and $7.9 million at December 31, 2003 and 2002, respectively. The Company incurred $490,000, $835,000 and $1.2 million of interest expense on the notes in the years ended December 31, 2003, 2002 and 2001, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.

      On January 25, 2002, the Company entered into a three-year bank credit facility with Bank of America, NA and LaSalle Bank National Association. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. To date, the Company has not borrowed any funds under the facility. Effective December 17, 2003, LaSalle Bank assigned its rights and obligations under the bank credit facility to JP Morgan Chase Bank.

      At each of December 31, 2003 and 2002, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness was issued by a

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2003 and 2002, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.8 million and $102.7 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $40.4 million and $48.2 million, respectively. At December 31, 2003, $32.5 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006. All such indebtedness issued under secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans pledged to secure such facility are reflected as student loan assets on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the College Fund Life Division structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded no gain on sale of the assets transferred to the SPE.

      The indebtedness outstanding under the secured student loan facility is represented by Student Loan Asset Backed Notes that were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The interest rate on each series of notes resets monthly in a Dutch auction process. At December 31, 2003, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of 1.30%, 1.28% and 1.28%, respectively.

      Effective June 29, 2000, UICI executed and delivered an unsecured promissory note payable to a systems vendor in the amount of $10.0 million that was payable as to principal in equal quarterly installments in the amount of $500,000, commencing October 1, 2000, with a final maturity scheduled for June 30, 2005. The note was delivered to discharge an account payable owed by a subsidiary of the Company in the amount of $10.0 million owing to the systems vendor. The Company made its scheduled quarterly $500,000 principal payment on April 1, 2002, and on April 29, 2002, the Company paid in full all remaining outstanding principal in the amount of $6.5 million and accrued interest on the note.

      At December 31, 2002, a subsidiary of the Company had various loans in the outstanding principal amount of $4.1 million with the South Dakota Board of Economic Development bearing interest at a rate of 3.00% per annum. The proceeds were used to purchase equipment and leasehold improvements. The loans were scheduled to mature in 2003 and 2004. On July 19, 2002, the Company paid in full all remaining outstanding principal on the loans.

      On July 19, 2000, the Company’s offshore-domiciled insurance companies incurred indebtedness with an institutional lender in the amount of $24.0 million. The indebtedness bore interest at the per annum rate of 11.0%, was scheduled to mature on August 1, 2001, was secured by a pledge of all of the assets of the Company’s offshore insurance subsidiaries, and was guaranteed by the Company. The proceeds of the borrowing were advanced to the parent company to fulfill liquidity needs at the parent company. During 2001, all outstanding principal in the amount of $18.0 million and accrued interest was paid in full.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal payments required for the Company’s non-student loan indebtedness and indebtedness outstanding under the College Fund Life Division secured student loan funding facility in each of the next five years and thereafter are as follows:

	Corporate	Student loan
	debt	debt

	(In thousands)
2004	$3,951	$—
2005	—	—
2006	—	8,850
2007	—	11,550
2008	—	11,550
2009 and thereafter	15,000	118,050

	$18,951	$150,000

      The fair value of the Company’s short-term and long-term debt (exclusive of outstanding indebtedness that is secured by student loans generated by the College Fund Life Division) was $18.8 million and $8.5 million at December 31, 2003 and 2002, respectively. The fair value of such long-term debt is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company’s short-term debt approximate fair values.

      The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.

      Total interest paid was $2.9 million, $5.7 million and $7.2 million in the years ended December 31, 2003, 2002 and 2001, respectively, including $1.9 million, $2.7 million and $2.3 million, respectively, payable with respect to outstanding indebtedness secured by student loans generated by the College Fund Life Division.

      The weighted-average interest rate on short-term borrowings outstanding at December 31, 2001 was 10.1%.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Federal Income Taxes

      Deferred income taxes for 2003 and 2002 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax liabilities:
Deferred policy acquisition and loan origination	$22,875	$26,008
Unrealized gain on securities	13,250	22,731
Undistributed earnings of subsidiaries	354	354
Intangible assets	126	3,952
Other	1,835	7,158

Total gross deferred tax liabilities	38,440	60,203

Deferred tax assets:
Loss on disposal of discontinued operation	—	1,911
Litigation accruals	8,750	—
Policy liabilities	36,468	31,125
Real estate write-down	—	1,820
Operating loss carryforwards	826	9,777
Capital losses	20,703	700
Investment in Healthaxis, Inc.	—	15,044
Accrued expenses	2,370	2,642
Other	3,088	1,833

Total gross deferred tax assets	72,205	64,852
Less: valuation allowance	19,756	—

Deferred tax assets	52,449	64,852

Net deferred tax asset	$14,009	$4,649

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

      During 2002 the Company determined that it was more likely than not that it would be able to realize its deferred tax assets, which related primarily to operating losses in prior years at the Company’s AMS subsidiary. Accordingly, in 2002, the Company released and recognized as income the then remaining valuation allowance of $4.0 million.

      During 2003 the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 primarily from the sale of AMS, the sale of its interest in Healthaxis and the sale of an agency specializing in the sale of long-term care and Medicare supplement insurance products and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. To the extent not utilized to offset capital gains generated in prior years, the net capital losses

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated in 2003 will be carried forward to future years, with the ability to utilize the remaining capital losses generated in 2003 expiring in 2008. During 2003 the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003. Accordingly, the Company established a valuation allowance of $19.8 million associated with the carryforwards at December 31, 2003.

      The provision for income tax expense (benefit) consisted of the following:

	December 31,

	2003	2002	2001

	(In thousands)
From operations:
Continuing operations:
Current tax expense	$53,495	$31,134	$26,726
Deferred tax benefit	(8,903)	(5,429)	(3,047)

Total from continuing operations	44,592	25,705	23,679

Discontinued operations:
Current tax benefit	(18,715)	(10,598)	(8,284)
Deferred tax expense (benefit)	2,193	7,323	(467)

Total from discontinued operations	(16,522)	(3,275)	(8,751)

From cumulative effect of accounting change:
Current tax expense	—	—	—
Deferred tax benefit	—	(1,742)	—

Total from cumulative effect of accounting change	—	(1,742)	—

Total	$28,070	$20,688	$14,928

      The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	—	—	1.5
Small life insurance company deduction	(0.1)	(0.4)	(0.9)
Operating loss	—	—	(1.1)
Release undistributed earnings liability	—	—	(5.7)
Low income housing credit	(0.8)	(1.4)	(1.5)
Amortization of goodwill	—	—	0.2
Tax on policyholder surplus account	0.5	—	—
Nondeductible compensation expenses	0.2	2.6	1.8
Reduction of tax reserve	(0.9)	(1.2)	—
Other items, net	(0.1)	(1.1)	3.1

Effective income tax rate applicable to continuing operations	33.8%	33.5%	32.4%

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under pre-1984 federal income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as “policyholders’ surplus account.” These amounts are not taxable unless (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed to the Company or (c) these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company’s life insurance subsidiaries was approximately $1.6 million at December 31, 2003.

      At December 31, 2003, MEGA had an aggregate federal tax loss carryforward from certain acquired subsidiaries of $2.4 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2004 and 2007. The maximum amounts of federal tax loss carryforwards available are $657,000 per year from 2004 through 2006, and $388,000 in 2007.

      Total federal income taxes paid in prior years and recovered were $8.5 million and $18.6 million during 2002 and 2001, respectively. Total federal income taxes paid were $15.9 million, $20.6 million and $26.9 million for 2003, 2002 and 2001, respectively.

      UICI, MEGA, Mid-West, two other non-life insurance subsidiaries and all of the Company’s non-insurance subsidiaries file a consolidated federal income tax return. The Company’s other domestic life insurance subsidiary (Chesapeake) and two offshore life reinsurance subsidiaries file separate federal income tax returns.

Note J — Stockholders’ Equity

      On August 11, 2000, the Company issued to the UICI Employee Stock Ownership and Savings Plan (“the Employee Plan”) 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan’s $8.5 million promissory note, which was scheduled to mature July 31, 2003 and was secured by a pledge of the purchased shares. As of December 31, 2002, the Employee Plan had repaid the $8.5 million promissory note to the Company. See Note M.

      At its regular meeting held on February 11, 2004, the Board of Directors of the Company reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions. Through February 2004, the Company had purchased an aggregate of 3,527,600 shares (at an aggregate cost of $47.8 million, or average cost per share of $13.55) pursuant to the program and has remaining authority pursuant to the program to repurchase an additional 972,400 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

      In August 1998, Ronald L. Jensen (the Company’s Chairman) and his wife established an incentive program (the “BOB Program”), pursuant to which they agreed to distribute to “eligible participants” on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. See Note K  — Related Party Transactions (Funding of BOB Program).

      Pursuant to the Company’s Executive Stock Purchase Program, during 1998 and 1999 the Company extended loans to officers, directors and employees in the amount of $3.3 million and $2.9 million, respectively, the proceeds of which were used to purchase Company Common Stock. The terms of the loans were significantly modified during the year ended December 31, 2000. At December 31, 2003 and 2002, the aggregate outstanding balance of the loans was $270,000 and $1.7 million, respectively. See Note M — Employee and Agent Stock Plans (UICI Executive Stock Purchase Program).

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with the Company. The Agent Plans generally combine an agent-contribution feature and a Company-match feature. For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity.

      Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the “policyholders” surplus account” described in Note I of Notes to Consolidated Financial Statements. The minimum statutory capital and surplus requirements of the Company’s domestic insurance subsidiaries was $98.2 million and $81.4 million at December 31, 2003 and 2002, respectively.

      Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During the fourth quarter of 2003, Mid-West paid dividends in the amount of $5.0 million to the holding company. During 2002 and 2001, the domestic insurance companies paid dividends in the amount of $20.0 million and $40.0 million, respectively. During 2004, the Company’s domestic insurance companies could pay aggregate dividends to the parent company of approximately $49.2 million without prior approval by statutory authorities.

      Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices and as reported in regulatory filings are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net income	$37,028	$16,749	$33,581
Statutory surplus	$364,816	$281,940	$277,348

Note K — Related Party Transactions

Introduction

      Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Mr. Jensen (the Company’s Chairman) and entities in which Mr. Jensen and his adult children have an interest (“Jensen Affiliates”).

      Under the Company’s by-laws, any contract or other transaction between the Company and any director (or company in which a director is interested) is valid for all purposes if the interest of such director is disclosed or known and such transaction is authorized by a majority of directors not interested in the transaction. The Board of Directors has adopted a policy requiring the prospective review and approval by a majority of the “Disinterested Outside Directors” of any contract or transaction with a related party involving payments of $250,000 or more in any twelve-month period or $1.0 million over the life of the contract. For

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes of the policy, a “related-party” is a person or entity that is an “affiliate” of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest, and a “Disinterested Outside Director” is any director of UICI who is an employee of neither the Company nor any affiliate of the Company and otherwise holds no interest in any person or entity with which the Company proposes to enter into a transaction in question.

      The Company believes that the terms of all such transactions with all related parties, including all Jensen Affiliates, are and have been on terms no less favorable to the Company than could have been obtained in arms’ length transactions with unrelated third parties. Mr. Jensen has never voted with respect to any matter in which he or his children have or have had an interest.

Transactions with Mr. Jensen and Jensen Affiliates

Special Investment Risks, Ltd.

      From the Company’s inception through 1996, Special Investment Risks, Ltd. (“SIR”) (formerly United Group Association, Inc. (“UGA”)) sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. SIR is owned by Mr. Jensen. Effective January 1, 1997, the Company acquired the agency force of SIR.

      In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of commissions payable to SIR on co-insured policies issued by AEGON. During 2003, 2002 and 2001, SIR received insurance commissions of $559,000, $630,000 and $2.2 million, respectively, on the policies previously issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2003, 2002 and 2001, SIR received commissions of $2.7 million, $3.3 million and $2.7 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

      In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA — Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. In an effort to simplify the calculation of the payments to be made to Mr. Jensen and to clarify with specificity the business subject to this override arrangement, effective October 1, 2003 the Company and SIR entered into an amendment to the asset sale agreement, the principal effect of which is to change the basis of the override calculation from a multiple of renewal commissions received by UGA — Association Field Services to a multiple of commissionable renewal premium received. Based on management’s projections of future business, the Company estimates that the absolute amount of future override commission to be paid to SIR pursuant to the amendment will not vary in any material respect from that expected to be paid in accordance with the prior arrangement. During the years ended December 31, 2003, 2002 and 2001, the Company paid to SIR the amount of $3.7 million, $1.9 million and $1.2 million, respectively, pursuant to this arrangement.

      During 2002, the Company received $2,000 from SIR as reimbursement of office supply and occupancy expenses.

      In October of 2003, Mr. Jensen (through SIR) paid to the Company $303,000 to fund the obligation for one of the Company’s agent plans. Mr. Jensen incurred this obligation prior to the Company’s purchase of the UGA agency in 1997. See Note M.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Richland State Bank

      Richland State Bank (“RSB”) is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. In accordance with the terms of a loan origination agreement with Academic Management Services Corp., RSB historically provided to AMS certain loan origination and underwriting services with respect to an AMS student loan program for students in post-secondary education (primarily graduate health curricula). In accordance with the origination agreement, RSB originated the student loans and resold such loans to AMS at par plus an origination fee of 31 basis points (0.31%). In addition, the agreement provided that AMS was required to prefund all loans originated by RSB by depositing on account at RSB cash sufficient to fund the loans.

      Following announcement of collateral deficiencies at AMS in July 2003, AMS terminated the uninsured alternative student loan program for which RSB acts as originator. However, loans and loan commitments in process prior to July 16, 2003 have been and will continue to be funded. In an effort to free up cash to be used for operations at AMS, on September 25, 2003, AMS and RSB entered into an amendment to the loan origination agreement, pursuant to which RSB agreed to release to AMS restricted cash on deposit (approximately $2.0 million) and hold the student loans until December 31, 2003 (in the case of fully funded loans) and May 20, 2004 (in the case of second disbursements).

      All obligations of AMS under the loan origination agreement with RSB, as amended by the agreement dated September 25, 2003, were guaranteed by UICI. On November 18, 2003, UICI sold all of its equity interest in AMS to an unaffiliated third party and, in connection with such sale, the purchaser agreed to indemnify and hold UICI harmless from any future liability associated with UICI’s guaranty.

      During 2001, RSB originated $88.2 million aggregate principal amount of student loans for AMS, for which RSB received $275,000 in origination fees. During 2002, RSB originated $77.6 million aggregate principal amount of student loans for AMS, for which it received $241,000 in origination fees. During 2003, RSB originated $26.3 million aggregate principal amount of student loans for AMS, for which it received $82,000 in origination fees.

      Pursuant to the terms of an underwriting and processing agreement between RSB and Specialized Card Services, Inc. (an indirect wholly owned subsidiary of the Company) (“SCS”), SCS formerly provided to RSB certain underwriting and loan processing services utilizing 17 SCS employees resident in Sioux Falls, South Dakota, which enabled RSB to perform its obligations under the AMS origination agreement. The fees and expenses paid to SCS by RSB pursuant to the processing agreement were passed through to AMS in accordance with the terms of the origination agreement. The student loan underwriting and loan processing services constituted the sole remaining operation of SCS in Sioux Falls following the sale of UICI’s credit card portfolio in September 2000 and final liquidation of United Credit National bank in January 2001.

      The Company entered into an agreement, dated as of June 4, 2001, with AMS, SCS and RSB, pursuant to which, among other things, SCS and the Company agreed to permit RSB to make offers of employment to, and to hire, 17 SCS employees. In connection with such offers, RSB agreed to assume all liabilities (including accrued vacation and benefits) accruing on and after June 30, 2001 associated with the employees actually hired by RSB. The Company agreed to retain all liability for severance and/or termination costs associated with employees who elected not to accept RSB’s offer of employment. On June 30, 2001, SCS confirmed that all employees had either elected to accept offers of employment from RSB or had been terminated by SCS, and SCS closed its remaining operations in Sioux Falls.

      RSB also provides student loan origination services for the Company’s former College Fund Life Insurance Division of MEGA and Mid-West. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999, RSB originated student loans and resold such loans to UICI Funding Corp. 2 (“Funding”) (a wholly owned subsidiary of UICI) at par (plus accrued interest) plus an origination fee of 31 basis points (0.31%). Effective June 12, 2000, RSB and Funding amended the agreement to provide that student loans

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originated by RSB would be resold to Funding at par (plus accrued interest). During 2003, 2002 and 2001, RSB originated $15.7 million, $17.7 million and $20.7 million aggregate principal amount plus accrued interest, respectively, of student loans for the College Fund Life Division.

      During 2003, 2002 and 2001, RSB collected on behalf of, and paid to, Funding $1.4 million, $1.6 million and $1.9 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans.

      In June 1999, RSB entered into a service agreement with College Fund Life Division, pursuant to which College Fund Life Division provides underwriting services to permit RSB to approve prospective student loans. During 2003, 2002 and 2001, RSB collected on behalf of and collectively paid to College Fund Life Division fees of $390,000, $442,000 and $512,000, respectively, in origination fees paid by student borrowers in connection with the origination of student loans.

      During 2003, 2002 and 2001, Funding received from RSB interest income in the amount of $3,000, $4,000 and $20,000, respectively, on money market accounts maintained at RSB by the Company.

Specialized Association Services, Inc.

      Pursuant to an agreement entered into in July 1998 and terminated effective December 31, 2002 (the “July 1998 Agreement”), Specialized Association Services, Inc. (“SAS”) (which is controlled by Mr. Jensen’s adult children) paid UICI Marketing for certain benefits provided to association members. UICI Marketing, in turn, purchased such benefits from third parties (including National Motor Club of America, which is controlled by Mr. Jensen). During 2002 and 2001, SAS paid to UICI Marketing $14.4 million and $15.0 million, respectively, pursuant to the terms of the July 1998 Agreement. At December 31, 2002, SAS owed to UICI Marketing the amount of $887,000 pursuant to the July 1998 Agreement (which amount was subsequently paid). Of the amounts paid by SAS to UICI Marketing under the July 1998 Agreement for association membership benefits, during 2002 and 2001, UICI Marketing in turn paid to NMC $161,000 and $1.4 million, respectively, for association membership benefits. Included in the 2002 amount paid to UICI Marketing was $3.3 million that was in turn remitted to another non-insurance subsidiary of the Company that provides subscribers with a benefit consisting of educational materials describing the tax deductibility of health premiums and costs.

      Upon termination of the July 1998 Agreement effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into a new agreement effective January 1, 2003 (the “January 2003 Agreement”), which January 2003 Agreement automatically renews each year unless notice of termination is given to either party on or before October 1 of such year. The January 2003 Agreement has been renewed for 2004. Pursuant to the January 2003 Agreement, in 2003 SAS paid UICI Marketing (as the administrator for BASE 105) the amount of $2.8 million, which UICI Marketing in turn paid to BASE 105.

      The Impact Creative Group (“ICG”), a division of UICI Marketing, provides various printing and video services. During 2003, 2002 and 2001, SAS paid ICG $221,000, $227,000 and $-0-, respectively, for various printing and video services.

      During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. The aggregate amount paid by SAS to MEGA for these benefit products was $10.9 million and $6.4 million in 2003 and 2002, respectively.

      During 2003, 2002 and 2001, the Company paid to SAS $24,000, $441,000 and $347,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $269,000, $357,000

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $178,000 during 2003, 2002 and 2001, respectively, for reimbursement of expenses. During 2003, 2002 and 2001, SAS paid to MEGA $246,000, $347,000 and $342,000, respectively, for leased office facilities.

NetLojix Communications, Inc. (formerly AvTel Communications, Inc.)

      At December 31, 2002, Mr. Jensen and his adult children beneficially held in the aggregate approximately 59%, respectively, of the issued capital stock of NetLojix Communications, Inc (“NetLojix”). In June 2003, NetLojix ceased being a related party as a result of the decrease in ownership by the Jensen family.

      Until November 2002, NetLojix provided long distance voice telecommunications services to the Company and its subsidiaries, pursuant to a series of agreements originally executed in 1998 and most recently extended for a two-year period in November 2000. The Company’s most recent agreement with NetLojix expired on October 31, 2002 and was not extended upon expiration. The agreement required UICI to purchase a minimum of $86,000 in service per month at a rate of $0.0299 per minute for interstate calls and $0.070 per minute, or $0.075 per minute, depending on the state, for intrastate calls.

      The Company paid NetLojix $161,000 in the six months ended June 30, 2003, and $2.5 million and $2.3 million in the years 2002 and 2001, respectively, for long distance telecommunications and transition services.

      On August 23, 2002, UICI and NetLojix entered into a one-year master services agreement, pursuant to which NetLojix provided to UICI and its subsidiaries certain technical support services. During the six months ended June 30, 2003 and year ended December 31, 2002, the Company paid to NetLojix $16,000 and $40,000, respectively, pursuant to this agreement.

Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children

      Mr. Jensen’s five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. (“OUI”), the holder of approximately 5.8% of the Company’s outstanding Common Stock.

      On July 1, 2002, pursuant to the terms of a Put/ Call Agreement, effective September 15, 1999, the Company discharged its obligation to purchase from OUI 369,174 shares of Common Stock at the then — effective put price of $32.25 per share, or $11.9 million in the aggregate. For financial reporting purposes, the Company treated the transaction as a repurchase of Company common stock in the amount of $10.1 million (which represented the fair market value of 369,174 shares of Common Stock of the Company at September 15, 1999) and a discharge of a liability in the amount of $1.8 million (which represented accrued interest expense previously recorded over the term of the put/call arrangement), resulting in an overall decrease in consolidated stockholders’ equity in the amount of $11.9 million.

      OUI formerly held a 21% equity interest in U.S. Managers Life Insurance Company, Ltd., (merged into United Group Reinsurance Company, a Turks and Caicos Islands, effective December 31, 2003) a Turks and Caicos Islands domiciled insurer (“U.S. Managers”). UICI held the remaining 79% majority interest in U.S. Managers. The shares held by OUI were subject to the terms of a Stock Agreement, dated as of January 3, 1992, as amended (the “Stock Agreement”), between UICI and OUI, pursuant to which OUI had a put, and UICI had a corresponding obligation to purchase, the minority interest in U.S. Managers at a formula price generally equal to the cost of such minority interest plus (or minus) cumulative earnings (losses) of U.S. Managers.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, 2002 and 2001, the Company paid $259,000, $257,000 and $174,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 99%) for printing services.

Impact Productions, Inc.

      In 1998, the Company acquired a 90% interest in Impact Productions, Inc. (“Impact”) from one of Mr. Jensen’s adult children for a total price of $236,000, which approximated the net book value of the assets as of the purchase date. In May 2001, the Company acquired the remaining 10% interest from Mr. Jensen’s adult child for a total price of $26,000. Through May 2001, the Company paid to Impact $256,000 for promotional services and the Company received $74,000 for reimbursement of expenses.

Sun Communications, Inc. Litigation

      On May 13, 2003, the Company, Mr. Jensen and the plaintiffs reached agreement on a full and final settlement of litigation (Sun Communications, Inc. v. SunTech Processing Systems, LLC, UICI, Ronald L. Jensen, et al) concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC (“STP”) assets in February 1998 (the “Sun Litigation”).

      Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which, among other things, transferred UICI’s financial and other rights and obligations in STP to Mr. Jensen and effectively terminated the Company’s active participation in, and limited the Company’s financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. In addition, as part of the terms of the Assignment and Release Agreement UICI granted to Mr. Jensen an irrevocable option to purchase and to receive an assignment of UICI’s membership interests, including without limitation all of UICI’s Class A Interests and Class B Interests (constituting an 80% economic interest) in STP for an exercise price of $100.

      Following settlement of the Sun Litigation, and pursuant to the terms of an agreement dated as of June 17, 2003, by and between UICI and Mr. Jensen, Mr. Jensen exercised his option to purchase UICI’s membership interests in STP, and UICI assigned and transferred to Mr. Jensen all of the Company’s right, title and interest in and to such STP membership interests. For financial reporting purposes the Company recognized no gain or loss in connection with this transaction.

Release of Ronald L. Jensen

      As previously disclosed, on June 1, 1999, the Company was named as a nominal defendant in a shareholder derivative action captioned Richard Schappel v. UICI, Ronald Jensen, Richard Estell, Vernon Woelke, J. Michael Jaynes, Gary Friedman, John Allen, Charles T. Prater, Richard Mockler and Robert B. Vlach, which was filed in the District Court of Dallas County, Texas (the “Shareholder Derivative Litigation”).

      On December 21, 2001, the District Court of Dallas County, Texas, approved the terms of a Settlement Agreement and Mutual Release between UICI and each of Richard J. Estell, Vernon Woelke, J. Michael Jaynes, Gary L. Friedman, John E. Allen, Charles T. Prater, Richard T. Mockler, and Robert B. Vlach (collectively, the “Individual Defendants”), on the one hand, and Richard Schappel and Mr. Schappel’s counsel, on the other hand. Pursuant to the Settlement Agreement, the parties reached agreement with respect to the payment of attorneys’ fees and expenses on termination of the Shareholder Derivative Action, and the Court also entered a Modified Final Judgment in the case, vacating certain findings of fact that formed a part of an earlier ruling by the Court rendered on October 14, 2001. The Settlement Agreement and

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Modified Final Judgment had the effect of fully and finally resolving the matters in dispute in the Shareholder Derivative Litigation between UICI and the Individual Defendants, on the one hand, and Mr. Schappel, on the other hand. The terms of the settlement did not have a material effect on the results of operations or financial condition of UICI.

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

Transactions with National Motor Club

      On July 27, 2000, the Company sold its 97% interest in NMC Holdings, Inc. (“NMC”), the parent company of its National Motor Club of America (“NMCA”) unit, to an investor group consisting of Jensen family members (including Mr. Jensen) for a purchase price of $56.8 million, representing 97% of the value of NMC as determined by independent appraisal. At July 27, 2000, William J. Gedwed (then an Executive Vice President and director of the Company and currently a director and the President and Chief Executive of the Company) held a 3% equity interest in NMC. Mr. Gedwed currently holds a 5.3% interest in NMC.

      As part of the July 2000 sale transaction, UICI and NMC entered into a Management Agreement, the terms of which governed the provision by UICI to NMC of management and administrative services, information technology services, telephone services and other services formerly provided to NMC by UICI. Pursuant to the Management Agreement, UICI agreed to allow Mr. Gedwed to serve as a consultant to NMC for the term of the Management Agreement. As of December 31, 2000, the Company was owed by NMC $50,000 pursuant to the terms of the Management Agreement, which was paid in full in the first quarter of 2001. NMC terminated the Management Agreement effective January 31, 2001.

      Chesapeake and NMCA were previously parties to an administrative service agreement, pursuant to which Chesapeake agreed to issue life, accident and health insurance polices to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to Chesapeake certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. Following the acquisition of Chesapeake by MEGA in July 2000, MEGA and NMCA entered into a similar administrative service agreement for a two-year term ending in December 31, 2002. During the year ended December 31, 2002 and 2001, NMCA paid to MEGA and Chesapeake insurance premiums in the amount of $1.7 million and $2.4 million, respectively, pursuant to such arrangements. Effective January 1, 2003, MEGA and NMCA entered into a new administrative services agreement for a term ending on December 31, 2004, pursuant to which NMCA paid to MEGA the amount of $1.3 million.

      In connection with the sale of NMC in July 2000, NMC entered into a sublease agreement with MEGA, pursuant to which NMC subleased from MEGA approximately 17,000 square feet of office space. During 2001, NMC paid to MEGA $287,000 pursuant to the sublease, which arrangement was terminated by NMC effective November 2001.

      During 2003, 2002 and 2001, NMC paid the Company $236,000, $231,000 and $334,000, respectively, for printing and various other services.

Funding of BOB Program

      In August 1998, Mr. Jensen and his wife established an incentive program (the “BOB Program”), pursuant to which they agreed to distribute to “eligible participants” on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. Eligible participants in the BOB Program consisted of

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

full-time employees of UICI and its subsidiaries and independent agents associated with UICI’s insurance subsidiaries who were employed by or contracted with UICI, as the case may be, at the close of business on August 14, 1998, and who remain employed by or contracted with UICI at the close of business on August 14, 2002. In accordance with the BOB Program, each eligible participant was entitled to receive his or her portion of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant’s tenure with UICI and level of compensation.

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

      In a series of celebrations occurring in August 2002, Mr. and Mrs. Jensen distributed cash in the aggregate amount of $1.8 million to the eligible participants in the BOB Program. In connection with the funding of the BOB Program, UICI extinguished the liability in the amount of $1.8 million at August 15, 2002 and credited an equivalent amount ($1.2 million net of tax) to the Company’s additional paid-in capital account.

Transactions with Former Head of Sub Prime Credit Operations

      At December 31, 2000 and 2001, the Company, the former head of the Company’s sub prime credit operations and another former officer of a former subsidiary held a 79%, 16.8% and 1.68% equity interest, respectively, in Financial Services Reinsurance Ltd., an offshore re-insurer (“FSR”). At each of December 31, 2001 and 2000, the former head of the sub prime credit operations had total indebtedness owing to the Company in the amount of $1.0 million, and the former officer of the subsidiary had total indebtedness outstanding owing to the Company in the amount of $267,000, which indebtedness in each case bore interest at 5%-6% per annum, with principal and all accrued interest due and payable on January 1, 2002. Effective January 1, 2002, the Company purchased the 16.8% and 1.68% equity interests in FSR for a purchase price equal to the outstanding balance plus accrued interest on the indebtedness owing by the former head of the sub prime credit operations and the former officer of the subsidiary, respectively.

Transaction with AMLI Residential Properties Trust

      At December 31, 2003, 2002 and 2001, the Company held a 2.3%, 10.5% and 10.2% fully diluted interest, respectively, in AMLI Residential Properties Trust, a publicly-traded real estate investment trust (“AMLI Residential”). Mr. Gregory T. Mutz, who until December 31, 2003, served as a director of the Company, and until July 1, 2003, served as the president and chief executive officer of the Company, also serves as Chairman of the Board and, effective February 2, 2004, as chief executive officer, of AMLI Residential. Pursuant to the terms of a Purchase Agreement, dated as of December 16, 2002, in exchange for aggregate consideration of $700,000 in cash payable to the Company, (a) an affiliate of AMLI Residential purchased the Company’s minority economic interests in each of four service affiliates of AMLI Residential and (b) the transfer to AMLI Residential of the Company’s rights to the service mark “AMLI” and the right to use the name “AMLI”, which rights a subsidiary of the Company formerly held and licensed to AMLI Residential and certain AMLI Residential affiliates. In connection with this transaction, the Board of Directors of UICI received an independent opinion, utilizing the methodology and subject to the limitations and assumptions set forth in the opinion, that the transaction contemplated by the Purchase Agreement was fair from a financial point of view.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Healthaxis, Inc.

      At December 31, 2002, the Company held 24,224,904 shares of common stock of Healthaxis, Inc. (HAXS: Nasdaq) (“HAI”), which at such date represented approximately 45% of the issued and outstanding shares of HAI. HAI is an emerging technology service firm that provides web-based connectivity and applications solutions for health benefit distribution and administration. These solutions, which consist primarily of software products and related services, are designed to assist health insurance payers, third party administrators, intermediaries and employers in providing enhanced services to members, employees and providers through the application of HAI’s flexible technology to legacy systems, either on a fully integrated or on an application service provider (ASP) basis.

      At December 31, 2002, the Company also held (a) a warrant to purchase 12,291 shares of HAI common stock at an exercise price of $3.01 per HAI share; (b) a warrant to purchase 200,100 shares of HAI common stock at an exercise price of $4.40 per HAI share; (c) a warrant to purchase 10,005 shares of HAI common stock at an exercise price of $12.00 per share; and (d) 1,424 shares of HAI 2% convertible preferred stock, which preferred stock has a stated liquidation value of $1,000 per share and is convertible into 542,476 shares of HAI common stock at a conversion price per HAI share of $2.625. On July 31, 2002, UICI acquired the shares of HAI 2% convertible preferred stock and cash in the amount of $243,000 in exchange for $1.67 million principal amount of HAI 2% convertible debentures (which were convertible into an aggregate of 185,185 shares of HAI common stock). In 2003, the Company received dividends totaling $43,000 from HAI.

      Effective September 30, 2003, the Company sold to HAI its entire equity interest in HAI (including all common and preferred stock and warrants) for a sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by an unsecured promissory note issued by HAI to the Company in the principal amount of $3.4 million. The note will be amortized by credits against amounts otherwise payable by UICI for data and imaging services provided from time to time by Healthaxis Imaging Services (a subsidiary of HAI), to MEGA, in accordance with an existing service agreement. The note has a three year term and is payable monthly in the amount of 50% of the service fees due pursuant to the service agreement or $65,000 per month, whichever is greater. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

      Through November 7, 2001, 8,581,714 shares of HAI common stock held by the Company were subject to the terms of a Voting Trust Agreement, pursuant to which trustees unaffiliated with the Company had the right to vote such shares. Effective November 7, 2001, UICI appointed as its proxies the board of directors of HAI, who were entitled to vote 33 1/3% of the number of HAI shares held of record from time to time by UICI in favor of the nominees for director that a majority of the directors of HAI shall have recommended stand for election. The authority granted to such proxies terminated at the earlier to occur of (i) November 7, 2011, (ii) such date as UICI beneficially holds less than 25% of the outstanding shares of common stock of HAI on a fully diluted basis, (iii) such date as any person or persons acting as a “group” beneficially holds a greater percentage of the outstanding shares of HAI common stock on a fully diluted basis than the percentage beneficially owned by UICI, or (iv) the filing by HAI of a voluntary petition in bankruptcy or the filing by a third party of an involuntary petition in bankruptcy with respect to HAI.

      Until their resignations effective November 7, 2001, Mr. Mutz and Patrick J. McLaughlin (who, until January 27, 2004 served as a director of the Company) served as directors of HAI.

      Pursuant to the terms of an information technology services agreement, amended and restated as of January 3, 2000 (the “Services Agreement”), HAI formerly provided information systems and software development services (including administration of the Company’s computer data center) to the Company and its insurance company affiliates at HAI’s cost of such services (including direct costs of HAI personnel dedicated to providing services to the Company plus a portion of HAI’s overhead costs) plus a 10% mark-up.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Services Agreement had an initial five-year term scheduled to end on January 3, 2005, which was subject to extension by the Company. The Services Agreement was terminable by the Company or HAI at any time upon not less than 180 days’ notice to the other party. The Services Agreement did not constitute a requirements contract, did not prevent UICI from obtaining from other third parties (or providing to itself) any or all of the services currently provided by HAI, and did not limit UICI’s right or ability to decrease the demand for services from HAI.

      Effective June 15, 2002, UICI and HAI terminated the Services Agreement. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million and tendered 500,000 shares of HAI common stock to HAI. Because UICI then constituted a significant shareholder of HAI, the aggregate amount of consideration paid to HAI by UICI for the early termination of the Services Agreement was reflected for financial reporting purposes as a contribution by UICI to the capital of HAI, the effect of which was to increase the Company’s carrying value of its investment in HAI. Effective June 30, 2002, UICI determined that the carrying value in its investment in HAI was impaired in the amount of $6.5 million and therefore the investment was written down to its estimated realizable value.

      Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.1 million and $20.4 million in 2002 and 2001, respectively. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $1.3 million, $2.7 million and $10.1 million in 2003 (through September 30, 2003), 2002 and 2001, respectively.

      The aggregate amounts paid by UICI to HAI in the nine months ended September 30, 2003 represented 8% of HAI’s total gross revenues of $16.2 million in that period. The aggregate amounts paid by UICI to HAI in 2002 and 2001, respectively, represented 38% and 70% of HAI’s total gross revenues of $28.1 million and $43.8 million in such years.

      At December 31, 2002 and 2001, UICI had accounts payable owing to HAI in the amount of $108,000, and $3.0 million, respectively.

      HAI formerly leased certain facilities from the Company. In 2002 and 2001, rents of approximately $153,000 and $437,000, respectively, were offset against HAI invoices for services HAI provided to the Company. In addition, in 2002 and 2001 HAI paid to the Company for medical administration fees the amount of $2,000 and $24,000, respectively, for various shared expenses.

      Effective January 25, 2001, the Company entered into a license agreement with HAI, pursuant to which it has licensed from HAI the right to use HAI’s proprietary Insur-WebTM and Insur EnrollTM software for a perpetual term for a one-time license fee of $1.8 million plus an annual maintenance fee in the amount of $276,000, payable commencing on the date of the first successful implementation of the system at UICI. UICI had the right for two years to cease the use of the software and put the software back to HAI for a refund of a prorated portion of the license fee. Effective November 1, 2002, the Company terminated the Insur-Web agreement.

Other Transactions with Certain Members of Management

Transactions with Mr. Mutz

      AMLI Residential Properties Trust. During 2001, 2002 and 2003, Mr. Mutz also served as Chairman of the Board of AMLI Residential. As Chairman of the Board of AMLI Residential, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which are described in the AMLI Residential proxy statement. In addition, as of December 31, 2003, 2002 and 2001, AMLI had outstanding secured and unsecured loans owing from Mr. Mutz in the aggregate amount of

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$270,000, $763,000 and $1.0 million, respectively, the proceeds of which had been used to purchase 108,891 shares of AMLI Residential beneficial interest.

      AMLI Commercial Properties Trust. Mr. Mutz also served as chairman of the board of AMLI Commercial Properties Trust (“ACPT”), a private real estate investment trust in which the Company formerly held a 20% equity interest. Mr. Mutz was the beneficial holder of less than one percent of the issued and outstanding shares of beneficial interest of ACPT. At December 31, 2000, ACPT had an outstanding loan owing from Mr. Mutz (or companies affiliated with Mr. Mutz) in the amount of $508,000, the proceeds of which were used to purchase stock in ACPT. During the year ended December 31, 2001, ACPT sold substantially all of its assets for an aggregate sale price of approximately $226.3 million, distributed the proceeds and was liquidated in October 2001. In connection with such sale, the Company recognized a gain in the amount of $5.3 million and Mr. Mutz repaid his loan in full.

      UICI Executive Stock Purchase Program. In accordance with the Company’s Executive Stock Purchase Program (the “ESPP”) (see Note M), in December 1998 the Company extended a loan to Mr. Mutz in the amount of $3.3 million, the proceeds of which were used to purchase 200,000 shares of Common Stock of the Company at a purchase price of $19.50 per share. The loan bears interest at the rate of 5% per annum, payable quarterly, had a six-year term, and is full recourse to Mr. Mutz. In June 1999, the Company extended an additional loan to Mr. Mutz pursuant to the ESPP in the amount of $429,000, the proceeds of which were used to purchase 20,000 shares of Company Common Stock at a purchase price of $24.45 per share. The loan bears interest at 5.37%, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz.

      As part of modifications to the ESPP adopted by the Company’s Board of Directors on January 2, 2001, the Company granted to Mr. Mutz 107,104 shares of UICI common stock, discharged $1.5 million principal amount of the ESPP loan, and paid to Mr. Mutz a one-time cash bonus in the amount of $1.1 million (which was calculated to reimburse Mr. Mutz for income and other taxes payable upon receipt of the UICI stock and discharge of the portion of the ESPP loan). The terms of the ESPP loans were modified to extend the maturity date to January 1, 2007. The amount outstanding under Mr. Mutz’ ESPP loans at each of December 31, 2002 and 2001 was $1.3 million. The loan was paid off in May 2003 with a portion of the proceeds of Mr. Mutz’s sale to the Company of shares of UICI common stock. See “Sale of Shares by Mr. Mutz” below.

      Termination of Split Dollar Life Insurance Arrangement. As a long-term incentive for continued employment, in 1985 AMLI Realty Co. (a wholly owned subsidiary of the Company acquired by the Company in 1996) entered into a split dollar life insurance arrangement with Mr. Mutz, who then served as Chairman of AMLI Realty Co. (“ARC”). Under the arrangement, Mr. Mutz and/or trusts affiliated with Mr. Mutz purchased and held a life insurance policy on his life. ARC agreed to pay a substantial portion of the annual premium on such policies in exchange for Mr. Mutz’s assigning an interest in the policy death benefit and cash value equal to the cumulative premiums paid by ARC. ARC was to be paid its interest at Mr. Mutz’s death, or earlier if (a) Mr. Mutz prematurely terminated his employment, or (b) the policy cash values were sufficient to withdraw the amount due ARC. The amount of the annual premium paid by Mr. Mutz was calculated according to a formula based on his age, the net amount of death benefit, and the basic term insurance rates of the carrier.

      In each of the years ended December 31, 2002 and 2001, the total annual premiums on the policies were $20,000, of which UICI (through ARC) paid premiums pursuant to the arrangement in the amount of $20,000 and $20,000, respectively. At December 31, 2001 and September 30, 2002, the Company had reflected on its books a receivable in an amount of $183,000 and $203,000, respectively, which receivable corresponded to the cumulative premium paid by ARC pursuant to the arrangement.

      In accordance with the terms of an agreement, dated December 19, 2002, Mr. Mutz and the Company terminated the split dollar arrangement. In exchange for a cash payment by Mr. Mutz made to the Company

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the amount of $11,000 (which amount was calculated actuarially as the present value of ARC’s future right to collect on the policies), Mr. Mutz discharged ARC from all future obligation to pay premiums and ARC released its interest in the policies. Following the transaction, Mr. Mutz owns the three policies outright and is fully responsible for all future required premium payments, and ARC no longer has any interest in or any obligations with respect to the policies. In connection with the transaction, UICI recognized for financial accounting purposes a charge against pre-tax earnings in the amount of $191,000.

      Purchase of Real Estate Interest. Prior to its acquisition by UICI in 1996, AMLI Realty Co. (“ARC”) from time to time sponsored limited partnerships to raise capital and to acquire, develop and sell real estate. The limited partners in these partnerships included ARC officers and affiliates of ARC officers, including Mr. Mutz and entities affiliated with Mr. Mutz. To eliminate the nuisance and cost to the investors and to ARC of partnership administration for substantially completed investment programs, ARC has from time to time purchased its’ investors limited partnership interests.

      On October 22, 2002, ARC purchased the interest held by Mr. Mutz and all other 41 limited partners in AMLI Augusta Properties L.P., which was originally formed on July 8, 1985 to acquire, develop and sell 162 acres of vacant land in Augusta, Georgia. Mr. Mutz received $13,000 in exchange for one-eightieth (“1/80”) of the economic interests of all the limited partners in the partnership.

      Sale of Shares by Mr. Mutz. On May 6, 2003, the Company completed the purchase of 207,104 shares of UICI common stock from Mr. Mutz. The shares were purchased for a total purchase price of $2.8 million, or $13.67 per share, which was the closing price of UICI shares on the New York Stock Exchange on May 5, 2003. A portion of the proceeds from the sale was used to repay in full Mr. Mutz’s ESPP loans in the amount of $1.3 million.

      In a separate transaction, on May 8, 2003, Mr. Mutz sold 265,507 shares of UICI common stock to Mr. Jensen. All of the proceeds of such sale were used by Mr. Mutz to pay in full indebtedness owing to Mr. Jensen, which indebtedness had initially been incurred to acquire shares of UICI stock in 1998.

      Separation Agreement. Pursuant to the terms of an agreement, dated as of February 11, 2004, Mr. Mutz agreed to resign from the Board of Directors of the Company effective December 31, 2003 and the Company agreed, among other things, to pay to Mr. Mutz the amount of $510,000, payable in equal monthly installments of $42,500 over the twelve month period ending December 31, 2004.

Other Loans to Management

      In accordance with the Company’s Executive Stock Purchase Program (the “ESPP”) (see Note M), during 1999 the Company extended loans to Glenn W. Reed (the Company’s Executive Vice President and General Counsel), and Mr. Gedwed (who was then a Vice President of the Company) in the amounts of $417,000 and $203,000, respectively, the proceeds of which were used to purchase Company common stock. The loan to Mr. Reed bore interest at 5.37% per annum and the loan to Mr. Gedwed bears interest at 5.37% per annum. The six-year term loans required quarterly interest payments, had a six-year term, are full recourse to the borrower and are payable in full upon the occurrence of certain events, including the termination of employment.

      At December 31, 2000, Mr. Reed had outstanding loans payable to the Company under the ESPP in the amounts of $417,000. As part of modifications to the ESPP adopted by the Company’s Board of Directors on January 2, 2001, the Company discharged $297,000 principal amount of indebtedness under the ESPP owing by Mr. Reed reducing the amount of the loan to $120,000 and paid to Mr. Reed a one-time cash bonus in the amount of $160,000 (which was calculated to reimburse Mr. Reed for income and other taxes payable upon discharge of the portion of the ESPP loan). The terms of Mr. Reed’s ESPP loan were modified to extend the maturity date to January 1, 2007. Mr. Reed repaid his ESPP loan in full on June 5, 2002.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At each of December 31, 2003 and 2002 the amount outstanding under Mr. Gedwed’s ESPP loan was $139,000. No modifications were made to Mr. Gedwed’s ESPP loan.

Other Transactions

      The Company receives investment management services from investment advisory firms affiliated with a director and a former director. During 2003, 2002 and 2001, the Company paid advisory fees in the amount of $199,000, $186,000 and $307,000, respectively, to Emerald Capital Group, Ltd., for which Mr. McLaughlin (who resigned as a director of the Company effective January 27, 2004) serves as a managing director and owner. During 2003, 2002 and 2001, the Company paid investment advisory fees in the amount of $440,000, $405,000 and $206,000, respectively, to The Chicago Trust Company. Stuart D. Bilton (a director of the Company) serves as Chairman of ABN AMRO Asset Management Holdings, Inc., which in 2001 acquired The Chicago Trust Company.

      From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, as amended, the Company formally retained the services of Emerald Capital Group, Ltd. for an annual fee of $400,000, payable in monthly installments. During 2003, 2002 and 2001, the Company paid an aggregate of $458,000, $557,000 and $436,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for investment banking and insurance advisory services.

      Effective December 31, 2000, the Company entered into an agreement with Mr. Gedwed, pursuant to which Mr. Gedwed resigned as an executive officer of the Company effective December 31, 2000 and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, Mr. Gedwed agreed to provide consulting services to MEGA for a two-year term that expired December 31, 2002 for an annual fee of $120,000.

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

      In March 2001, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective February 1, 2001. In accordance with the agreement, the Company agreed to forgive indebtedness owing by the former officer in the amount of $45,000, and the former officer agreed to provide consulting services to MEGA for a one-year term that expired March 31, 2002 for an annual fee of $135,000.

      In May 2002, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an officer of the Company and various UICI affiliates effective June 1, 2002. In accordance with the agreement, the former officer received a one-time severance payment of $15,000, and the former officer agreed to provide consulting services to UICI for a term that expired on May 31, 2003 for an aggregate fee of $151,000.

      In September 2003, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective September 26, 2003. In accordance with the agreement, the Company agreed, among other things, to pay to the executive severance in the amount of $419,000, of which $109,000 was paid in a lump sum and $310,000 was payable in twelve equal monthly installments in the amount of $25,833.33 over the period ending on September 1, 2004.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the terms of the Company’s ESPP, in June 2000 Mr. Mockler (a director of the Company), purchased 2,000 shares of UICI common stock in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At each of December 31, 2003 and 2002, the amount outstanding on Mr. Mockler’s note was $8,000.

      In accordance with the terms of the Company’s ESPP, in May 2002 Dr. Cooper (a director of the Company) purchased 3,809 shares, of the Company’s Common Stock, at a purchase price equal to 85% of the then market value of such shares.

      On April 25, 2002, the Company sold its 50% ownership interest in Resolution Reinsurance Intermediaries, LLC (“Resolution Re”) to the remaining 50% equity holder in Resolution Re and the unit’s chief executive officer. The sale was structured as a liquidation by Resolution Re of UICI’s 50% ownership interest for a total liquidation price of $650,000, payable at closing in cash in the amount of $150,000 and by delivery of a promissory note issued by Resolution Re in the amount of $500,000. The note bears interest, payable quarterly, at 5.00% per annum, is payable in annual principal installments in the amount of $75,000 on each of March 31, 2003; March 31, 2004; and March 31, 2005, with a final balloon payment of principal due on March 31, 2006, and is secured by a pledge of 100% of the membership interest in Resolution Re. At each of December 31, 2003 and 2002, the amount receivable on the note was $425,000.

Note L — Commitments and Contingencies

      The Company is a party to the following material legal proceedings:

Association Group Litigation

Introduction

      The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various independent membership associations that jointly market the products with the insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. The Company and/or its insurance company subsidiaries are a party to several lawsuits challenging the nature of the relationship between the Company’s insurance companies and the associations that have endorsed the insurance companies’ health insurance products.

      In 2003 the Company recorded a $25.0 million charge associated with the reassessment of loss accruals established for this litigation. The Company continues to actively engage in discussions with respect to possible settlement of a significant portion of its pending association group litigation.

Mississippi Individual Litigation

      The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) (“MEGA”) is currently a defendant in nine separate lawsuits in Mississippi (Tomlin et al. v. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi; Bailey et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi; Bishop v. John Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; Clark, et al. v. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi; Webster, et al. v. The MEGA Life and Health Insurance Company, et al., filed on June 18, 2003 in the Circuit Court of the First Judicial District of Chickasaw County, Mississippi; Mathis et al. v. MEGA Life and Health Insurance Company, et al. filed on October 2, 2003 in the Circuit Court of the First Judicial District of Hinds County, Mississippi; McCommon, et al. v. MEGA Life and Health Insurance Company, et al., filed on

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 23, 2003, in the Circuit Court for Hinds County, Mississippi; Walter M. Simmons and Jewell D. Simmons v. The MEGA Life and Health Insurance Company, et al., filed on January 7, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi).

      The Tomlin, Bailey, Pride, Bishop, Clark, Mathis, McCommon, and Webster cases contain certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), a membership association that makes available to its members MEGA’s health insurance products. Plaintiffs generally allege, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that the NASE is an independent entity; that in fact the NASE and MEGA are “under common ownership and control;” and that the benefits of the NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship. The Mathis and McCommon plaintiffs also allege that MEGA improperly handled their insurance claims and illegally refused to provide coverage for mental illness benefits. Plaintiffs demand punitive and economic damages in an indeterminate amount, including excess premiums, association dues and charges, administrative fees, and accrued interest.

      The Simmons case contains certain allegations regarding the relationships between MEGA and Americans for Financial Security (“AFS”), another membership association that has made available to its members certain of MEGA’s health insurance products. Plaintiff has alleged, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that AFS is an independent entity and that, in fact, AFS and MEGA are under common ownership and control. Plaintiff demands punitive and economic damages in an indeterminate amount.

      The Tomlin, Bailey, Pride, Bishop, Clark, and Webster cases have been removed to the United States District Court for the Northern District of Mississippi. The McCommon, Mathis, and Simmons matters have been removed to the United States District Court for the Southern District of Mississippi. The plaintiffs in the Tomlin, Bailey, Pride, Bishop, Clark, Webster, McCommon, and Mathis cases have moved to remand the matters to state court. MEGA has moved to dismiss the Tomlin, Bailey, Bishop, Pride, Mathis, and McCommon cases, but has not answered or otherwise responded in the Clark, Webster, or Simmons cases. On February 13, 2004, the Court denied the Motion to Remand and denied the Motion to Dismiss without prejudice in the Bishop matter. No substantive discovery has been undertaken in any of the Mississippi cases.

      Without admitting liability, the parties have executed agreements resolving the Mathis, McCommon, and Simmons matters. On February 26, 2004, the court entered an order dismissing the Mathis and McCommon matters.

      As described below, on February 20, 2003 the Tomlin, Bailey, Webster, Pride, Clark, and Bishop cases were transferred to the Northern District of Texas.

Mississippi Class Action Litigation

      As previously disclosed, UICI, MEGA and UICI Marketing, Inc. have been named in a purported nationwide class action suit filed on October 30, 2003 (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed et al.)pending in the United States District Court for the Northern District of Mississippi, Eastern Division. Plaintiff has alleged, among other things, that the relationship between the NASE and MEGA constitutes an improper marketing scheme devised by the defendants to sell insurance and that the “scheme” involves the non-disclosure of relationships between the defendants, the undisclosed transfer of association membership dues and fees to MEGA, and the utilization of “teaser rates” that are artificially low and established at an amount below that which would be actuarially recommended. Plaintiff, individually and on behalf of similarly situated class members, has asserted several causes of action, including fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enrichment, and violation of state deceptive and trade practice acts. Plaintiffs seek declaratory judgments, injunctive, and other equitable relief. UICI, MEGA and UICI Marketing, Inc. have until April 26, 2004 to answer or otherwise respond to the complaint.

California Litigation

      As previously disclosed, UICI and Mid-West National Life Insurance Company of Tennessee (a wholly owned subsidiary of the Company) (“Mid-West”) have been named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff has alleged, among other things, that defendants have engaged in illegal marketing practices in connection with the sale of health insurance. The lawsuit asserts several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003, the Correa case was removed to the United States District Court for the Central District of California. After removal, the Plaintiff filed two separate amended complaints. On December 3, 2003, Mid-West moved to compel the plaintiffs to arbitrate their claims. On February 5, 2004, the Court granted Mid-West’s motion to adjourn proceedings in this action pending a ruling on the Motion to Transfer the matter to the Northern District of Texas by the Judicial Panel on Multi-District litigation. As described below, on February 20, 2004, the Panel transferred the case to the Northern District of Texas.

      As previously disclosed, UICI, MEGA, and Mid-West were named as defendants in an action filed on April 22, 2003 (Lacy v. The MEGA Life and Health Insurance Company, et al.) in Superior Court of California, County of Alameda, Case No. RG03-092881. Plaintiff, purportedly on behalf of the “general public,” has alleged that all of the defendants are under common control and operate as a unified business arrangement established for the purpose of, among other things, generating profits through association dues and bypassing and circumventing more stringent state insurance regulations applicable to other California insurance companies. Plaintiff has further alleged that defendants have knowingly and intentionally failed to disclose the common ownership and control of the defendant group, the amount and character of association dues, administrative fees, and costs of obtaining insurance from MEGA and Mid-West, and that initial premium rates are below the amount actuarially calculated for the purpose of inducing purchases of MEGA and Mid-West policies. Plaintiffs assert that defendants’ actions constitute a violation of California Business and Professions Code § 17200, for which plaintiff and the general public are entitled to injunctive, disgorgement, and monetary relief in an unspecified amount.

      The Lacy case was removed to the United States District Court for the Northern District of California on June 18, 2003. The Company moved to dismiss the case on July 15, 2003. The plaintiffs filed a motion to remand the case to state court on August 15, 2003. The Court has taken both motions under advisement. The Company also recently filed a motion requesting transfer to the Central District of California for coordination with the Correa matter. As described below, on February 20, 2004, the case was transferred to the Northern District of Texas.

      As previously disclosed, UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Startup et al. v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 28, 2003, the Court granted defendants’ motion to compel arbitration and stayed the case pending arbitration. No action has been taken by plaintiffs since such order was entered.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As previously disclosed, UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune, et al. v. UICI, et al.), in the Superior Court of the State of California, County of San Bernadino, Case No. RCV 074062. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. UICI and Mid-West removed the Portune case to the United States District Court for the Central District of California, Eastern Division, and the case has been subsequently transferred to the United States District Court for the Central District of California, Western Division. The Company has moved to dismiss the Complaint, and the plaintiffs have moved to remand the case to state court. All pending matters in the case have been adjourned by Court order. As described below, on February 20, 2004, the case was transferred to the Northern District of Texas.

      As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson, et al. v. UICI, et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs alleged, among other things, that UICI and MEGA breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a MEGA policy issued to plaintiffs and that UICI and MEGA failed to properly disclose the relationship between MEGA and the NASE. Cross-plaintiffs have asserted several causes of action, including breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code §17200, and negligent and intentional misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount and allege that MEGA denied insurance claims in an amount exceeding $158,000. On December 12, 2003, UICI and MEGA filed a demurrer to the cross-complaint. On December 19, 2003, the Superior Court granted MEGA and NASE motion to sever the cross-complaint from the underlying action. On January 9, 2004, the severed portion of the case was removed to the Eastern District of California, Sacramento Division. On January 23, 2004, the case was sua sponte remanded to the Superior Court of the State of California for the County of Nevada.

      As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on October 29, 2003 (Dan Liebscher v. UICI et al.) filed in the Superior Court of the State of California, County of Los Angeles, Case No. BC 305194. Plaintiff alleged, among other things, that the failure to disclose the relationship between MEGA and the NASE served to fraudulently induce plaintiff into joining the NASE in order to acquire a health insurance policy and that UICI and MEGA breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a MEGA policy issued to plaintiff. Plaintiff asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Without admitting liability, UICI agreed to settle the matter for a nominal amount, and on January 22, 2004, the case was voluntarily dismissed by the plaintiff.

      UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. 8C308471. Plaintiff has alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, breach of the duty of good faith and far dealing, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. Mid-West and UICI were served with process in this case on or about January 30, 2004 and February 17, 2004, respectively.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      UICI and MEGA were named as defendants in an action filed on January 2, 2004 (Orallo v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308683. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. Defendants have not yet been served with process in this case.

      UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) pending in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiffs have alleged unlawful, unfair, and fraudulent business practices. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. Defendants have not yet been served with process in this case.

      UICI and MEGA were named as defendants in an action filed on January 22, 2004 (Mendoza et al. v. UICI, et al) pending in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. MEGA was served with process on February 20, 2004.

      UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela. v. UICI, MEGA, the National Association for the Self-Employed, et al) pending in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. MEGA has not yet responded or otherwise pled in the case.

Texas Litigation

      As previously disclosed, UICI and MEGA have been named as defendants in a purported class action suit filed on April 22, 2003 (Garcia v. UICI, et al.) in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135. Plaintiff, on behalf of himself and a purported class of similarly situated individuals, has asserted, among other things, that MEGA, the NASE Group Trust and the NASE are under common control and ownership and operate as a “unified business arrangement” that is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs have alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further allege conversion and breach of contract, for which they have asked for a return of all association dues and administrative fees collected by the defendants. MEGA, UICI, and the NASE have responded to initial written discovery requests.

Oklahoma Litigation

      As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on May 2, 2003 (Grigsby, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Oklahoma County, Oklahoma, Case No. CJ-2003-3759. Plaintiffs have alleged that the defendants defrauded them into purchasing a health insurance policy and an association membership and that MEGA acted in bad faith and in breach of its contractual obligations in processing their health claims. Plaintiffs further allege that the defendants knowingly misrepresented, among other things, their relationship with the NASE and that plaintiffs were purchasing “true group insurance.” Plaintiffs seek actual and punitive damages. UICI and

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEGA filed a motion to dismiss and served written discovery responses on February 2, 2004. A hearing on the Motion to Dismiss and the Motion to Dismiss filed by the NASE is scheduled for March 26, 2004.

In re Association Group Insurance Litigation

      As previously disclosed, on September 22, 2003, UICI, MEGA, and Mid-West petitioned the Judicial Panel on Multidistrict Litigation to transfer and consolidate the Garcia, Grigsby, Portune, Correa, Bishop, Lacy, Tomlin, Bailey, Pride, Clark, and Webster cases for purposes of discovery and other pre-trial matters (In re Association Group Insurance Litigation, MDL Docket No. 1578). UICI requested transfer of the cases to the United States District Court for the Northern District of Texas. The NASE and the Alliance joined in the motion to transfer and consolidate. The Webster, Clark, Bishop, and Pride plaintiffs did not oppose the motion but originally requested that the actions be transferred and consolidated in the United States District Court for the Northern District of Mississippi or the Northern District of Texas. On February 20, 2004, the Judicial Panel on Multi District Litigation granted UICI’s motion to transfer the Correa, Portune, Lacy, Tomlin, Bailey, Webster, Pride, Clark and Bishop cases for purposes of discovery and other pre-trial matters to the United States District Court for the Northern District of Texas. The Garcia and Grigsby cases were not subject to transfer because the cases had previously been remanded to Texas and Oklahoma state court, respectively.

Arkansas Litigation

      In an action filed on January 21, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Tremor v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Texas Deceptive Trade Practices Act, and declaratory and injunctive relief. The Tremor case was removed to the United States District Court for the Eastern District of Arkansas, Western Division on February 23, 2004.

New Mexico Litigation

      UICI and MEGA have been named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed, et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. Defendants are currently in the process of responding to discovery requests.

Idaho Litigation

      The Company and Mid-West are currently named as defendants in five pending suits in Idaho state court (Skinner, et al. v. Mid-West, UICI, et al., and Hansen v. Mid-West, UICI, et al., each filed on August 22, 2002 and pending in the District Court for the County of Lemhi, Idaho; Petersen, et al. v. Mid-West, et al., filed on August 2, 2002, Murphy, et al. v. Mid-West, et al., filed January 25, 2002, and Graybeal, et al. v. Mid-West, et al., filed December 20, 2002, each pending in the District Court for the County of Twin Falls, Idaho).

      Plaintiffs in the Skinner and Hansen cases allege that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies and that they have not been paid on health claims submitted pursuant to those certificates. Plaintiffs in Skinner and Hansen claim

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages, including punitive damages, and attorneys’ fees. The Company moved for partial summary judgment with respect to plaintiffs’ breach of contract and bad faith claims in both cases. The Court ruled in favor of the Company, and dismissed those claims with prejudice. Mid-West also filed motions to dismiss certain of the plaintiffs’ claims in both cases. Those motions are pending before the Court. Mid-West answered the complaints on September 30, 2002. Discovery has commenced in each case, and the cases are currently scheduled for trial in August 2004 and January 2005.

      Plaintiffs in Peterson, Murphy, and Graybeal have alleged, among other things, that the Mid-West certificates that they purchased were of a lesser quality than represented and that they have not been paid for certain claims submitted under the certificates. Plaintiffs in Peterson purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys’ fees. The Idaho Supreme Court recently ruled that the Murphy plaintiffs were not required to arbitrate their disputes with Mid-West. Mid-West has not answered the complaint in either Petersen or Murphy. Mid-West answered the complaint in Graybeal on March 24, 2003. Discovery has commenced in Graybeal, and trial is currently scheduled to begin in October 2004.

Other Litigation Matters

      The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s financial condition or results of operations.

Other Commitments and Contingencies

      The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 2003 were $7.4 million in 2004, $6.6 million in 2005, $3.7 million in 2006, $3.5 million in 2007, and $2.9 million in 2008 and $12.9 million thereafter. Rent expense was $7.5 million, $4.9 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In conjunction with its College Fund Life Division life insurance operations, the Company commits to assist in funding the higher education of its insureds with student loans. As of December 31, 2003, the Company through its College Fund Life Insurance Division had outstanding commitments to fund student loans for the years 2004 through 2025. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2003, $32.5 million of cash, cash equivalents and other qualified investments held by the SPE were available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the SPE until February 2006.

      The interest rates on these commitments vary as described below. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parent or guardian. The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding

	(In thousands)
2004	$99,744	$12,168
2005	102,110	10,523
2006	106,697	8,653
2007	105,008	6,866
2008	99,287	5,019
2009 and thereafter	253,752	8,175

Total	$766,598	$51,404

      Interest rates on the above commitments are principally variable (prime plus 2%).

      At each of December 31, 2003 and 2002, the Company had $7.1 million and $7.2 million, respectively, of letters of credit outstanding relating to its insurance operations.

Note M — Employee and Agent Stock Plans

UICI Employee Stock Ownership and Savings Plan

      The Company maintains for the benefit of its and its subsidiaries’ employees the UICI Employee Stock Ownership and Savings Plan (the “Employee Plan”). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan in an amount not in excess of 15% of compensation (subject to overall limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the “ESOP”), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a six-year period.

      On August 11, 2000, the Company issued to the Employee Plan 1,610,000 shares of UICI common stock at a purchase price of $5.25 per share, or $8.5 million in the aggregate. The purchase price for the shares was paid by delivery to UICI of the Employee Plan’s $8.5 million promissory note (the “Plan Note”), which was scheduled to mature in three years and was secured by a pledge of the purchased shares. The shares of UICI common stock purchased with the Plan Note (the “$5.25 ESOP Shares”) were held in a suspense account for allocation among participants as and when the Company’s matching and supplemental contributions to the ESOP were made. The Plan Note was extinguished over a period of approximately two years ended in November 2002 by crediting the Company’s matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note. As of December 31, 2002, the note was extinguished.

      The Company recorded compensation expense associated with contributions to the Employee Plan in the amount of $9.2 million and $4.6 million for the years ended December 31, 2002 and 2001, respectively, of which $5.7 million and $2.3 million, respectively, were recorded as non-cash variable stock-based compensation expense. When the Company made matching and supplemental contributions to the ESOP by allocating to participants’ accounts these $5.25 ESOP Shares, the Company recorded additional non-cash compensation expense equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, all $5.25 ESOP Shares had been allocated to participants’ accounts and the related Plan Note had been extinguished. Accordingly, in the year ended December 31, 2002, the Company did not, and in future years the Company will not, recognize additional variable stock-based compensation associated with the ESOP feature of the Employee Plan.

      The allocated $5.25 ESOP Shares were considered outstanding for purposes of the computation of earnings per share.

Agent Stock Accumulation Plans

      The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America.

      The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of UICI common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The “matching credits” vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of UICI common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts.

      The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974, and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

      Prior to July 1, 2000, the Company granted matching credits in an amount equal to the number of shares of UICI common stock purchased by the participant under the agent-contribution feature of the Agent Plans. Effective July 1, 2000, the Company modified the formula for calculating the number of matching credits to be posted to participants’ accounts. During the period beginning July 1, 2000 and ending on the earlier of June 30, 2002 or the date that an aggregate of 2,175,000 share equivalents have been granted under this revised formula, the number of matching credits issued to an individual participant will be the greater of (a) the number of matching credits determined each month by dividing the dollar amount of the participant’s contribution for that month by $5.25, or (b) the actual number of shares acquired, at then-current fair market value, by the participant’s contribution amount.

      Prior to July 1, 2000, the Company purchased UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. During the period beginning July 1, 2000 and ending July 31, 2002, the Company agreed to utilize up to 2,175,000 newly issued shares to satisfy its commitment to deliver shares that will vest under the Company-match feature of the agent plans. Under the arrangement effective July 1, 2000, the Company’s subsidiaries transferred to the holding company $5.25 per share for any newly issued shares utilized to fund vested matching credits under the plans. In accordance with such arrangement, during the period commencing July 1, 2000 and ending on July 31, 2002, the Company issued to the subsidiaries an aggregate of 1,765,251 shares, for which the Company’s subsidiaries transferred to the Company at the holding company level cash in the aggregate

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $9.3 million. Subsequent to July 31, 2002, the Company resumed purchasing UICI shares in the open market from time to time to satisfy its commitment to issue its shares upon vesting of matching credits under the Agent Plans. The Company accounts for the shares purchased in the open market as treasury shares.

      For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the years ended December 31, 2003, 2002 and 2001, the Company recorded total compensation expense associated with these agent plans in the amount of $10.0 million, $16.3 million and $6.6 million, respectively, of which $459,000, $(9.2) million and $(2.8) million, respectively, represented the non-cash stock based compensation income (expense) associated with the adjustment to the liability for future unvested benefits.

      At December 31, 2003, the Company had recorded 1,826,734 unvested matching credits associated with the Agent Plans, of which 699,589 vested in January 2004.

      The accounting treatment of the Company’s Agent Plans will result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense. Stock-based compensation expense is non-cash and will accordingly have no impact on the Company’s cash flows or liquidity.

Stock Option Plans

      In accordance with the terms of the Company’s 1998 Employee Stock Option Plan and the Company’s 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8,100,000 shares of Company common stock at an exercise price of $15 per share. The options vested in 20% increments in each year, commencing on August 15, 1999 and ending August 15, 2001, and the remaining 40% vested on August 15, 2002. At December 31, 2002 and 2001, options to purchase 736,975 shares and 2,156,766 shares, respectively, were outstanding under the 1998 Plans. All options outstanding at December 31, 2002 remained exercisable. Subsequent to December 31, 2002, 590,463 options were exercised and 146,512 unexercised options granted under the 1998 Plans were canceled.

      For years ended December 31, 2003, 2002 and 2001, the Company recognized no compensation expense in connection with the 1998 Plans.

      In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. At December 31, 2003, 2002 and 2001, options to purchase 1,283,421 shares, 1,269,215 shares and 1,057,585 shares, respectively, were outstanding under the 1987 Plan. During the year ended December 31, 2003, 2002 and 2001, the Company granted to officers, directors and employees under the 1987 Plan options to purchase an aggregate of 204,748 shares, 319,914 shares and 340,609 shares, respectively, at an average exercise price of $11.57, $14.05 and $10.54 per share, respectively, which was equal to the market price at the date of grant.

      In connection with the Company’s acquisition of AMLI Realty Co. (“ARC”) in 1996, options previously outstanding under the ARC employee stock option plan were converted into the right to receive shares of the Company’s common stock. At each of December 31, 2003, 2002 and 2001, 25,748 options (at a weighted exercise price per share of $12.43), 58,526 options (at a weighted exercise price per share of $12.43) and 60,591 options (at a weighted exercise price per share of $12.72), respectively, were outstanding under the ARC plan. Options issued under the ARC plan are fully vested.

      Set forth below is a summary of stock option transactions:

					1996 Special Stock Option
	1987 Stock Option Plan		1998 Stock Option Plan		Plan

	Number of	Average Option	Number of	Average Option	Number of	Average Option
	Shares	Price per Share($)	Shares	Price per Share($)	Shares	Price per Share($)

Outstanding options at January 1, 2001	1,027,130	11.43	2,426,875	15.00	60,591	12.72
Granted	340,609	10.54	—	—	—	—
Canceled	(309,654)	21.08	(270,109)	15.00	—	—
Exercised	(500)	6.63	—	—	—	—

Outstanding options at December 31, 2001	1,057,585	8.34	2,156,766	15.00	60,591	12.72
Granted	319,914	14.05	—	—	—	—
Canceled	(72,021)	8.00	(707,831)	15.00	(2,065)	20.87
Exercised	(36,263)	6.55	(711,960)	15.00	—	—

Outstanding options at December 31, 2002	1,269,215	9.76	736,975	15.00	58,526	12.43
Granted	204,748	11.57	—	—	—	—
Canceled	(69,196)	10.49	(146,512)	15.00	—	—
Exercised	(121,346)	6.70	(590,463)	15.00	(32,778)	12.43

Outstanding options at December 31, 2003	1,283,421	10.30	—	—	25,748	12.43

Options exercisable at December 31,
2001	251,834	9.28	1,184,808	15.00	60,591	12.72
2002	619,053	10.50	736,975	15.00	58,526	12.43
2003	680,236	10.64	—	—	25,748	12.43

      The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the exercise price of the Company’s employee stock options has been equal to the market price of underlying stock on the date of grant, no compensation expense has to date been recognized. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and will begin measuring the compensation cost of stock-based awards under the fair value method. The Company adopted Statement No. 148 on January 1, 2003 and has adopted the transition provisions that

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25.

      Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.09%, 3.53% and 4.43%, respectively; dividend yield of -0-% for each of the three years, volatility factor of the expected market price of the Company’s common stock of 0.58, 0.65 and 0.56, respectively; and a weighted-average expected life of the option of 3.0 years, 4.26 years and 5 years for 2003, 2002 and 2001, respectively. The weighted average grant date fair value per share of stock options issued in 2003, 2002 and 2001 was $4.55, $4.46 and $5.70, respectively.

      The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net income, as reported	$14,334	$46,863	$42,892
Add: stock-based employee compensation expense included in reported net income, net of tax	6	167	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(367)	$(3,068)	$(3,925)

Pro forma net income	$13,973	$43,962	$38,967

Earnings per share:
Basic as reported	$0.31	$0.99	$0.92
Basic-pro forma	$0.30	$0.93	$0.84
Diluted as reported	$0.30	$0.96	$0.90
Diluted-pro forma	$0.30	$0.90	$0.81

Restricted Stock Grants

      In 2003, 2002 and 2001, the Company issued an aggregate of 61,182, 3,500 and 109,250 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $11.50, $13.79 and $6.63, respectively. Until the lapse of certain restrictions generally extending over a two-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture.

UICI Executive Stock Purchase Program

      To encourage the ownership of UICI Common Stock among directors and key executives, in December 1998 the Company adopted the UICI Executive Stock Purchase Program (the “ESPP”). Pursuant to the ESPP, the directors and selected executives of UICI were offered the opportunity, in the alternative, to either purchase shares of UICI common stock at a purchase price equal to 85% of the then-prevailing market price per share (the “Discount Option”), or purchase shares of common stock at 100% of the then fair market

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, such purchase to be financed by the executive to the extent of $3.00 per share and by UICI to the extent of the balance (the “Loan Option”).

      In the case of the Loan Option, UICI agreed to finance the balance of the purchase price by accepting delivery of a full recourse, five-year promissory note bearing interest at the rate of the greater of the then- prevailing Fed funds rate or 5% per annum to be paid quarterly in arrears. In addition to the foregoing, with respect to each of Discount Option and the Loan Option, UICI offered to issue to the executives on a one-for-one basis stock options to purchase UICI common stock exercisable at the then-prevailing market price per share. Options so issued were to be governed by the terms of UICI’s Amended and Restated 1987 Stock Option Plan.

      A total of 24 current executives and outside directors elected pursuant to the ESPP to purchase an aggregate of 308,422 shares of UICI common stock, of which an aggregate of 9,878 shares were purchased pursuant to the Discount Option at a weighted average purchase price of $22.67 per share and 298,544 shares were purchased pursuant to the Loan Option at a weighted average purchase price of $21.26 per share. As part of the ESPP, the Company issued an aggregate of 308,422 options to purchase UICI common stock at a weighted average exercise price of $21.40 per share. Current executives and directors had indebtedness outstanding owing to the Company under the Loan Option at December 31, 2000 in the aggregate amount of $4.4 million (including $2.8 million payable by Mr. Mutz).

      Following a recommendation of the Board’s Compensation Committee, the Board of Directors of the Company (including all of the outside disinterested members of the Board), at a meeting held on January 2, 2001, approved modifications to the ESPP that were generally designed to restore executives economically to where they would have been if the ESPP were implemented in January 2001 according to its original design and the stock price in January 2001 had been $9.00 per share. The modifications were designed to assure that the ESPP serves as reasonable incentive on a going-forward basis to those executives who continue to serve the Company and who will, as a result, be relied upon to assure the Company’s future success. As originally applied to the Company’s outside directors and to executives no longer with the Company, the terms of the ESPP remain unmodified.

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

      On January 2, 2001, the Board of Directors of the Company (including all of the outside disinterested members of the Board) approved certain modifications to the ESPP. As part of the modifications, UICI discharged indebtedness owing by Mr. Mutz in the amount of $1.5 million. Giving effect to such forgiveness, Mr. Mutz, at December 31, 2002, owed UICI $1.3 million, or $6.00 per share initially purchased. In addition, UICI issued to Mr. Mutz 107,104 shares of UICI common stock. UICI also cancelled the 290,404 options that were issued to executives pursuant to the ESPP at a weighted average option price of $21.17 per share,

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the maturity of the promissory notes delivered in connection with the Loan Option was extended to January 1, 2007. All other terms and conditions of the original notes remained in effect.

      Upon the issuance of the UICI shares and the discharge of indebtedness in January 2001, executives recognized immediate income for federal tax purposes and UICI became entitled to an immediate deduction and tax benefit in a corresponding amount. In order to afford participants a means to pay their tax, UICI transferred to participants the benefit of UICI’s tax savings by paying a cash tax “gross-up” payment to affected participants in the aggregate amount of $1.7 million.

      Reflecting the modifications to the ESPP made in January 2001, current executives and directors had indebtedness outstanding owing to the Company at December 31, 2003 and 2002 in the aggregate amount of $270,000 and $1.7 million, respectively, (including $1.3 million at December 31, 2002 payable by Mr. Mutz, which amount was subsequently repaid by Mr. Mutz on May 6, 2003).

      In connection with the January 2001 modifications to the ESPP, for financial reporting purposes UICI recorded in the quarter ended December 31, 2000 compensation expense in the amount of $4.8 million pre-tax, or $4.1 million net of tax. The 118,158 shares of UICI common stock issued to participants were issued from treasury shares.

Other Compensation Plans

      In August 1998, Mr. Jensen and his wife established an incentive program (the “BOB Program”), pursuant to which they agreed to distribute to “eligible participants” on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. See Note K of Notes to Consolidated Financial Statements — Related Party Transactions — Funding of BOB.

      In August 2002, the Company established an incentive program (the “BOB II Program”), pursuant to which the Company agreed to distribute to “eligible participants” on August 15, 2006, in cash an aggregate of the dollar equivalent value of 200,000 UICI shares. Eligible participants in the BOB II Program consisted of full-time employees of UICI and its subsidiaries and independent agents associated with UICI’s insurance subsidiaries who were employed by or contracted with UICI, as the case may be, at the close of business on August 15, 2002 and who remain employed by or contracted with UICI at the close of business on August 15, 2006. In accordance with the BOB II Program, each eligible participant is entitled to receive his or her portion of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant’s tenure with UICI and level of compensation.

      For financial reporting purposes, UICI will incur compensation expense associated with the BOB II Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company has established a corresponding liability associated with the future benefits payable under the BOB II Program. For the years ended December 31, 2003 and 2002, the Company recorded compensation expense associated with the BOB II Program in the amount of $621,000 and $271,000, respectively.

      In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock will be distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2003 and 2002, the Company’s liability for future benefits payable under this plan was $332,000 and $680,000, respectively. For the years ended December 31, 2003, 2002 and 2001 the Company recorded compensation expense associated with this plan in the amount of $38,000, $192,000 and $257,000, respectively.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N — Investment Annuity Segregated Accounts

      The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $226.4 million and $218.9 million at December 31, 2003 and 2002, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

Note O — Segment Information

      The Company’s operating segments include the following: (a) Insurance segment, which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; (b) Other, which included the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, and (c) Other Key Factors.

      The Company’s Other Key Factors segment includes (a) investment income not allocated to the other business segments, (b) realized gains or losses on sale of investments (c) interest expense on non-student loan indebtedness, (d) general expenses relating to corporate operations, (e) the operations of the Company’s AMLI Realty Co. subsidiary, (f) minority interest, (g) variable stock-based compensation, (h) operations that do not constitute reportable operating segments (consisting primarily of Barron Risk Management Services, Inc., the remaining portion of the Company’s former TPA Division, until sold by the Company in September 2002) and (i) amortization of goodwill (with respect to periods ended prior to January 1, 2002).

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenues
Insurance:
Self-Employed Agency Division	$1,332,437	$1,035,907	$713,347
Group Insurance Division	367,284	251,602	126,139
Life Insurance Division	62,212	74,419	94,898
Other Insurance	172	—	—

	1,762,105	1,361,928	934,384

Other Key Factors	51,660	13,776	34,056
Intersegment Eliminations	(560)	—	(516)

Total revenues	$1,813,205	$1,375,704	$967,924

Income (loss) from continuing operations before federal income taxes(1)
Insurance:
Self-Employed Agency Division	$109,079	$84,195	$64,736
Group Insurance Division	(7,873)	13,155	2,674
Life Insurance Division	(2,350)	8,097	6,349
Other Insurance	(705)	—	—

	98,151	105,447	73,759

Other(2)	(2,211)	(9,639)	(10,597)
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on non-student loan indebtedness)	35,517	(2,737)	16,641
Variable stock-based compensation	459	(16,312)	(6,110)
Goodwill amortization	—	—	(530)

	35,976	(19,049)	10,001

Total income from continuing operations before federal income taxes	$131,916	$76,759	$73,163

(1)	Effective January 1, 2003, the Company began to allocate to the Company’s operating business segments certain general expenses relating to corporate operations (consisting primarily of technology related expenses and expenses associated with the operations of the Company’s insurance company subsidiaries), which expenses had been formerly reflected in the Other Key Factors segment. The Company believes that this allocation of certain general expenses relating to corporate operations results in a more accurate portrayal of the financial results of its core insurance and other operations. All prior periods presented have been adjusted to reflect this allocation.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Reflects the Company’s losses associated with its former investment in Healthaxis, Inc., which the Company disposed of in the third quarter of 2003.

	December 31,

	2003	2002

	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$821,837	$665,938
Group Insurance Division	251,164	152,858
Life Insurance Division	608,714	630,238
Other Insurance	1,011	—

	1,682,726	1,449,034
Other(1)	—	4,929
Other Key Factors:
General corporate and other	444,233	424,768

Subtotal	2,126,959	1,878,731
Net assets of discontinued operations	—	36,457
Assets held for sale	13,291	—

Total assets	$2,140,250	$1,915,188

(1)	Reflects the Company’s former investment in Healthaxis, Inc., which the Company disposed of in the third quarter of 2003.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P — Earnings (loss) per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2003	2002	2001

	(In thousands except
	per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations available to common shareholders	$87,324	$51,054	$49,484
Income (loss) from discontinued operations	(72,990)	953	(6,592)

Income before cumulative effect of accounting change	14,334	52,007	42,892
Cumulative effect of accounting change	—	(5,144)	—

Net income	$14,334	$46,863	$42,892

Weighted average shares outstanding (thousands) — basic earnings (loss) per share	46,438	47,366	46,628
Effect of dilutive securities:
Employee stock options and other shares (see Note M)	1,497	1,491	1,289

Weighted average shares outstanding — dilutive earnings (loss) per share	47,935	48,857	47,917

Basic earnings (loss) per share Income from continuing operations	$1.88	$1.08	$1.06
Income (loss) from discontinued operations	(1.57)	0.02	(0.14)

Income before cumulative effect of accounting change	0.31	1.10	0.92
Cumulative effect of accounting change	—	(0.11)	—

Net income	$0.31	$0.99	$0.92

Diluted earnings (loss) per share Income from continuing operations	$1.82	$1.05	$1.03
Income (loss) from discontinued operations	(1.52)	0.02	(0.13)

Income before cumulative effect of accounting change	0.30	1.07	0.90
Cumulative effect of accounting change	—	(0.11)	—

Net income	$0.30	$0.96	$0.90

Note Q — Discontinued Operations

      The Company has reflected as discontinued operations for financial reporting purposes the results of its AMS subsidiary (which was sold in November 2003), its former Senior Market Division, its former Special Risk Division, the operations of its former sub-prime credit card business and its former Third Party Administration business.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the Company’s reported results from discontinued operations:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income (loss) by business unit:
AMS	$(64,191)	$5,274	$4,063
Senior Market	(9,150)	(4,974)	(1,373)
Special Risk	(4,037)	(4,239)	(9,172)
Sub-prime Credit Card	4,388	4,825	3,706
TPA	—	67	(3,816)

Income (loss) from discontinued operations- net of tax	$(72,990)	$953	$(6,592)

      Following is a summary of the Company’s net asset (liability) from discontinued operations:

	December 31,

	2003	2002

	(In thousands)
Net asset (liability) by business unit:
AMS	$—	$55,704
Senior Market	—	5,150
Special Risk	(30,611)	(24,397)

Net assets (liabilities) from discontinued operations	$(30,611)	$36,457

Academic Management Services Corp.

      In July 2003 the Company announced that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of Academic Management Service Corp. (our former subsidiary engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business) and the failure to comply with reporting obligations under the financing documents at seven of those facilities. The Company subsequently entered into waiver and release agreements requiring us in July 2003 to contribute $48.25 million in cash to the capital of AMS.

      Following the collateral issues at AMS, the Company determined to dispose of its interest in AMS, and on November 18, 2003 the Company completed the sale of its entire equity interest in AMS. The sale of AMS generated net cash proceeds to UICI of approximately $27.8 million. At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In anticipation of the sale of AMS, in the third quarter of 2003 the Company wrote down the carrying value of these loans to fair value, which was significantly less than the face amount of the loans. These assets held for sale in the carrying amount of $13.3 million are reflected on the Company’s consolidated balance sheet under the caption “Other assets.”

      As part of the transaction, the purchaser agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS previously securitized student loans.

      AMS results in 2003 incurred a $68.5 million pre-tax expense reflecting the estimated loss on disposal recorded in the third quarter of 2003. Set forth below is a summary of the operating results of AMS as

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in the consolidated financial statements of the Company for each of the three most recent fiscal years:

	Year Ended December 31,

	2003(1)	2002	2001

	(In thousands)
Revenue:
Interest income	$47,422	$66,232	$88,398
Investment income	2,003	4,040	6,663
Other income	57,320	31,385	38,596

Total revenues	106,745	101,657	133,657
Expenses:
Interest expense	32,593	39,410	71,357
Goodwill amortization	—	—	3,986
Other operating expenses	81,609	56,920	58,467

Total expenses	114,202	96,330	133,810

Income (loss) from operations before income taxes and loss on disposal	(7,457)	5,327	(153)
Loss from disposal	(68,518)	—	—
Federal income tax expense (benefit)	(11,784)	53	(4,216)

Income (loss) from AMS discontinued operations	$(64,191)	$5,274	$4,063

(1)	Reflects operations for the period ended on the date of sale (November 18, 2003).

      Set forth below is a summary of AMS’ assets and liabilities at December 31, 2002.

(In thousands)
Assets:
Cash and short-term investments	$38,660
Restricted cash	332,407
Student loans, net	1,335,540
Goodwill and other intangibles	72,772
Accrued interest receivable	38,371
Other assets	25,023

AMS assets	$1,842,773

Liabilities:
Student loan debt	1,602,602
Collections payable	155,908
Other liabilities	28,559

AMS liabilities	$1,787,069

Net assets from AMS discontinued operations	$55,704

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Market Division

      On May 30, 2003, UICI announced that its Board of Directors, at a meeting held on May 29, 2003, adopted a plan to close by sale or wind-down the Senior Market Division, which the Company established in 2001 to develop long-term care and Medicare supplement insurance products for the senior market. For the year ended December 31, 2003, 2002 and 2001, the Company’s Senior Market Division reported a loss (net of tax) in the amount of $(9.2) million, $(5.0) million and $(1.4) million, respectively. Losses in 2003 includes a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations, including a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company’s interest in Seniors First LLC (an agency through which the Company formerly marketed and distributed insurance products to the senior market).

      Set forth below is a summary of the operating results of the Senior Market Division for each of the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue:
Premiums	$943	$149	$—
Other income	1,781	1,925	5

Total revenues	2,724	2,074	5
Expenses:
Underwriting, acquisition and insurance expenses	8,127	9,243	2,117
Goodwill charge	7,400	—	—
Other expenses	1,274	484	—

Total expenses	16,801	9,727	2,117

Loss from operations before income taxes	(14,077)	(7,653)	(2,112)
Federal income tax benefit	(4,927)	(2,679)	(739)

Loss from Senior Market discontinued operations	$(9,150)	$(4,974)	$(1,373)

      The Company completed its closedown of its Senior Market Division during 2003. At December 31, 2003, the remaining liabilities ($748,000) associated with its Senior Market Division were reflected on the Company’s consolidated balance sheet under the caption “Accounts payable and accrued expenses”. At December 31, 2002, the Senior Market Division had assets of $8.8 million (including goodwill in the amount of $7.4 million) and liabilities of $3.6 million for a net total assets of $5.2 million which are reflected on the Company’s consolidated balance sheet under the caption “net assets of discontinued operations”.

Special Risk Division

      In December 2001, the Company determined to exit the businesses of its Special Risk Division by sale; abandonment or wind-down and the Company designated and has classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company’s Special Risk Division formerly specialized in certain niche health-related products (including “stop loss”, marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company continues to experience unfavorable results in its Special Risk Division and as such continues to report losses. In 2004 the Company will continue the wind-down of its former Special Risk Division.

      Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue:
Premiums	$36	$2,355	$20,661
Investment and other income	2,040	3,067	5,848

Total revenues	2,076	5,422	26,509
Expenses:
Benefits, claims and settlement expenses	6,633	4,974	31,056
Underwriting, acquisition and insurance expenses	1,633	6,953	8,615
Other expenses	21	16	942

Total expenses	8,287	11,943	40,613

Loss from operations before income taxes	(6,211)	(6,521)	(14,104)
Federal income tax benefit	(2,174)	(2,282)	(4,932)

Loss from Special Risk discontinued operations	$(4,037)	$(4,239)	$(9,172)

      Set forth below is a summary of the financial condition of the Special Risk Division as of December 31, 2003 and 2002:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Assets:
Other investments	$166	$234
Reinsurance, due premiums and other receivables	13,551	19,141
Other assets	—	21

Total assets	$13,717	$19,396

Liabilities:
Policy liabilities	41,905	41,923
Other liabilities	2,423	1,870

Total liabilities	44,328	43,793

Net liabilities from Special Risk discontinued operations	$30,611	$24,397

Sub Prime Credit Card Operations

      In March 2000, the Board of Directors of the Company determined, after a thorough assessment of the unit’s prospects, that UICI would exit from the sub-prime credit card business and, as a result, the unit was reflected as a discontinued operation for financial reporting purposes effective December 31, 1999. On

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 29, 2000, the Company completed the sale of substantially all of the non-cash assets associated with the operation, including its credit card receivables portfolios and its Sioux Falls, South Dakota servicing operations, for a cash sales price of approximately $124.0 million, and on January 29, 2001, UICI completed the voluntary liquidation of the Company’s special purpose national bank, in accordance with the terms of a plan of voluntary liquidation approved by the Office of the Comptroller of the Currency.

      As part of the September 2000 sale, the Company retained the sub prime credit card business’ Texas collections facility and a building and real estate in Sioux Falls, South Dakota. The Company had leased the Sioux Falls facilities to the purchaser of the credit card assets pursuant to a long-term lease. In September 2003, the Company sold the building and substantially all of the real estate to an unrelated party.

      For the year ended December 31, 2003, 2002 and 2001, the sub-prime credit card business reported income after tax of $4.4 million, $4.8 million and $3.7 million, respectively, which income has been reflected in results from discontinued operations for all periods presented. The sub-prime credit card business’ results in 2003 and 2002 reflected a $6.8 million and $7.4 million, respectively, release of reserves resulting from the Company’s assessment of certain favorable events related to credit card litigation matters and ultimate resolution and settlement of ongoing litigation.

      In addition to the cash sales price received at the September 2000 closing of the sale of the non-cash assets associated with the sub-prime credit card business, the sale transaction contemplated an incentive cash payment contingent upon the post-closing performance over a one-year period of the credit card portfolio transferred in the sale. Results of the sub-prime credit card business in 2001 included income (net of tax) in the amount of $3.7 million, associated with the receipt of a $5.7 million cash payment representing the deferred contingent portion of the purchase price in final settlement of the September 2000 sale of substantially all of the non-cash assets associated with the sub-prime credit card business.

      Set forth below is a summary of the operating results of the sub-prime credit card business for each of the years ended December 31, 2003, 2002 and 2001, respectively.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue:
Interest and other income	$14	$1,602	$9,120
Expenses:
Operating expenses	6,074	9,417	7,921
Depreciation and amortization	—	5,728	3,173

Total expenses	6,074	15,145	11,094
Loss from operations before amounts charged to loss on disposal	(6,060)	(13,543)	(1,974)
Amounts charged to loss on disposal	6,060	13,543	7,675
Release of reserves	6,751	7,423	—

Income from operations before income taxes	6,751	7,423	5,701
Federal income taxes	2,363	2,598	1,995

Income from the sub-prime credit card business discontinued operations	$4,388	$4,825	$3,706

      At December 31, 2003, there were no remaining assets associated with its sub-prime credit card business. At December 31, 2002, the then remaining assets of the sub-prime credit card business in the amount of

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.3 million (consisting of cash, restricted cash and short-term investments) and other liabilities of $15.8 million are reflected in the respective categories on the Company’s consolidated balance sheet.

Third Party Administration Unit

      Prior to 2002, UICI provided underwriting, claims management and claims administrative services to third party insurance carriers, third party administrators, Blue Cross/ Blue Shield organizations and self-administered employer health care plans. The Company formerly classified the operations of its subsidiaries, UICI Administrators, Inc. (a company engaged in the business of providing third party benefits administration, including eligibility and billing reconciliation), Insurdata Marketing Services, LLC (a subsidiary of the Company engaged in the business of marketing third party benefits administration services) and Barron Risk Management, Inc. (a company engaged in the business of administration of workers’ compensation and non-subscriber plans) as its Third Party Administration Division.

      On January 17, 2002, the Company completed the sale of UICI Administrators, Inc., the major component of the Company’s Third Party Administration business unit. In the three months ended December 31, 2001, the Company recognized an impairment charge of $2.3 million to its long-lived assets associated with the UICI Administrators, Inc. unit, of which $700,000 represented a write-down of fixed assets (which was reflected in depreciation for the full year and fourth quarter of 2001) and $1.6 million represented a write-down of goodwill (which was reflected in goodwill amortization for the full year and fourth quarter of 2001). As a result of the charge in the fourth quarter of 2001, the Company recognized no gain or loss on the sale of UICI Administrators, Inc.

      For the year ended December 31, 2002 and 2001, UICI Administrators, Inc. reported income (losses) (net of tax) in the amount of $67,000, and $(3.8) million, which income (losses) have been reflected in results from discontinued operations for all periods presented. The income in 2002 represents income earned through January 17, 2002 (the date of sale of the UICI Administrators, Inc. unit).

Note R — Supplemental Financial Statement Data

      Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Amortization of deferred policy acquisition costs	$69,343	$43,948	$37,395
Commissions	140,681	111,814	75,183
Administrative expenses	313,982	247,293	153,634
Premium taxes	38,105	27,985	22,151
Intangible asset amortization	1,463	1,428	—

	$563,574	$432,468	$288,363

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UICI (PARENT COMPANY)

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Investments in and advances to subsidiaries* (includes investment in SunTech of $15.3 million in 2002)	$607,325	$569,773
Cash and cash equivalents	37,840	22,429
Refundable income taxes	—	954
Goodwill	16,127	—
Deferred income tax	474	—
Other	5,944	7,710
Net assets of discontinued operations	—	36,457

	$667,710	$637,323

LIABILITIES
SunTech liability	$—	$15,313
Accrued expenses and other liabilities	9,914	6,568
Agent plan liability	16,627	18,287
Income tax liability	17,330	4,203
Short-term debt	3,951	3,951
Long-term debt	15,000	3,951
Net liabilities of discontinued operations	17,320	—

	80,142	52,273
STOCKHOLDERS’ EQUITY
Common stock	481	509
Additional paid-in capital	210,320	236,082
Accumulated other comprehensive income (loss)	24,607	42,337
Retained earnings	378,366	364,032
Treasury stock	(26,206)	(57,910)

	587,568	585,050

	$667,710	$637,323

*	Eliminated in consolidation.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Auditors.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UICI (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income:
Dividends from continuing operations*	$52,394	$26,460	$54,533
Interest and other income (includes amounts received from related parties of $32, $0 and $0 in 2003, 2002 and 2001, respectively)	5,185	2,673	2,291

	57,579	29,133	56,824
Expenses:
General and administrative expenses (includes amounts paid to related parties of $692, $1,669 and $1,694 in 2003, 2002 and 2001, respectively)	14,029	12,531	11,123
Variable stock compensation	(459)	9,277	2,680
Losses in Healthaxis, Inc. investment	2,211	9,639	10,597
Interest expense (includes amounts paid to related parties of $0, $0 and $98 in 2003, 2002 and 2001, respectively)	1,103	1,454	2,474

	16,884	32,901	26,874

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	40,695	(3,768)	29,950
Federal income tax benefit (expense)	(143)	9,573	12,263

Income before equity in undistributed earnings of subsidiaries	40,552	5,805	42,213
Equity in undistributed earnings of continuing operations*	46,772	45,249	7,271

Income from continuing operations	87,324	51,054	49,484
Dividends from discontinued operations*	17,289	8,176	29,538
Equity in undistributed earnings from discontinued operations*	(90,279)	(7,223)	(36,130)

Income (loss) from discontinued operations	(72,990)	953	(6,592)
Cumulative effect of accounting change (net of tax benefit of $0, $1,742 and $0 in 2003, 2002 and 2001, respectively)	—	(5,144)	—

Net income	$14,334	$46,863	$42,892

*	Eliminated in consolidation.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Auditors.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UICI (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Operating Activities
Net Income	$14,334	$46,863	$42,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries of discontinued operations *	90,279	7,223	36,130
Equity in undistributed earnings of continuing operations *	(46,772)	(45,249)	(7,271)
Gains on sale of investments	(3,976)	(117)	(57)
Decrease (increase) in other receivables	(2,171)	2,344	2,257
Increase (decrease) in accrued expenses and other liabilities	13,974	26,638	(15,356)
Increase (decrease) in SunTech liability	(15,600)	15,600	—
Deferred income taxes (benefit)	9,961	534	(3,979)
Increase in federal income taxes payable	13,127	5,709	11,041
Operating loss of Healthaxis, Inc	2,211	3,139	10,597
Other items, net	8,730	(4,768)	(1,242)

Cash Provided by continuing operations	84,097	57,916	75,012
Amounts (Used in) Provided by discontinued operations	(16,016)	(28,515)	12,965

Net cash Provided by Operating Activities	68,081	29,401	87,977

Investing Activities
Purchase of subsidiaries and assets net of cash acquired	—	(23,693)	—
Sale of subsidiaries and assets	—	1,319	—
Purchase of minority interest	(863)	(1,882)	(8)
Increase of investments in and advances to subsidiaries	(19,403)	4,053	(23,775)
Net increase in other investments	—	—	(433)

Cash Used in continuing operations	(20,266)	(20,203)	(24,216)
Amounts Used in discontinued operations	(20,485)	(8,094)	—

Net cash Used in Investing Activities	(40,751)	(28,297)	(24,216)

Financing Activities
Repayment of notes payable	(3,951)	(11,450)	(5,951)
Repayment of payable to related party	—	—	(18,954)
Exercise of stock options	10,966	12,616	—
Purchase of treasury stock	(19,596)	(42,515)	(13,963)
Other changes in equity	662	5,397	15,375

Net cash Used in Financing Activities	(11,919)	(35,952)	(23,493)

Increase (decrease) in Cash	15,411	(34,848)	40,268
Cash and cash equivalents at Beginning of Period	22,429	57,277	17,009

Cash and cash equivalents at End of Period	$37,840	$22,429	$57,277

*	Eliminated in consolidation.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Auditors.

SCHEDULE III

UICI

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E

		Future Policy
	Deferred	Benefits
	Policy	Losses, Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds

	(In thousands)
December 31, 2003:
Self-Employed Agency Division	$49,054	$598,091	$76,018	$8,200
Group Insurance Division	6,971	98,944	72,145	—
Life Insurance Division	34,626	317,531	5,536	8,459
Other Insurance	—	60	—	—

Total	$90,651	$1,014,626	$153,699	$16,659

December 31, 2002:
Self-Employed Agency Division	$48,915	$494,922	$66,645	$9,432
Group Insurance Division	4,759	64,811	48,554	—
Life Insurance Division	35,636	329,780	6,551	8,274

Total	$89,310	$889,513	$121,750	$17,706

See report of Independent Auditors.

SCHEDULE III

UICI

AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. K	Col. J

			Benefits,	Amortization
			Claims	of Deferred
			Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income*	Expenses	Costs	Expenses*(1)	Written

	(In thousands)
2003:
Self-Employed Agency
Division	$1,210,034	$31,230	$736,101	$52,944	$343,140
Group Insurance
Division	354,002	5,703	276,461	5,897	85,219
Life Insurance
Division	30,366	30,610	26,971	10,502	25,854
Other Insurance	150	—	60	—	795

	$1,594,552	$67,543	$1,039,593	$69,343	$455,008	$1,625,558

2002:
Self-Employed Agency
Division	$930,983	$26,978	$571,814	$30,726	$271,226
Group Insurance
Division	243,055	4,422	169,940	2,961	61,421
Life Insurance
Division	38,557	34,207	32,738	10,261	21,668

	$1,212,595	$65,607	$774,492	$43,948	$354,315	$1,238,946

2001:
Self-Employed Agency
Division	$628,926	$22,359	$387,801	$21,850	$176,898
Group Insurance
Division	121,513	3,315	91,292	3,824	27,038
Life Insurance
Division	60,537	32,176	51,876	11,721	22,767

	$810,976	$57,850	$530,969	$37,395	$226,703	$811,248

*	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1)	Other operating expenses include underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective segment.

See report of Independent Auditors.

SCHEDULE IV

UICI

AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net

	(Dollars in thousands)
Year Ended December 31, 2003
Life insurance in force	$4,267,521	$1,074,569	$139,889	$3,332,841	4.2%

Premiums:
Life insurance	$33,641	$7,159	$3,491	$29,973	11.7%
Health insurance	1,571,482	34,882	27,979	1,564,579	1.8%

	$1,605,123	$42,041	$31,470	$1,594,552

Year Ended December 31, 2002
Life insurance in force	$3,919,440	$921,482	$470,388	$3,468,346	13.6%

Premiums:
Life insurance	$36,423	$7,832	$2,958	$31,549	9.4%
Health insurance	1,193,516	39,831	27,361	1,181,046	2.3%

	$1,229,939	$47,663	$30,319	$1,212,595

Year Ended December 31, 2001
Life insurance in force	$4,093,064	$634,591	$486,978	$3,945,451	12.3%

Premiums:
Life insurance	$33,887	$4,132	$4,924	$34,679	14.2%
Health insurance	747,317	26,250	55,230	776,297	7.1%

	$781,204	$30,382	$60,154	$810,976

See report of Independent Auditors.

SCHEDULE V

UICI

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance At	Additions	In	Amounts	Balance
	Beginning	Cost and	Carrying	Charged	At End of
	of Period	Expenses	Value	Off	Period

	(In thousands)
Allowance for losses:
Year ended December 31, 2003:
Agents’ receivables	$3,557	$1,944	$—	$(2,358)	$3,143
Mortgage loans	324	—	—	—	324
Student loans	941	1,912	—	(1,177)	1,676
Real estate	2,434	—	—	—	2,434
Year ended December 31, 2002:
Agents’ receivables	$1,954	$3,002	$—	$(1,399)	$3,557
Mortgage loans	1,201	—	—	(877)	324
Student loans	1,039	1,199	—	(1,297)	941
Real estate	1,083	1,351	—	—	2,434
Year ended December 31, 2001:
Agents’ receivables	$1,383	$1,555	$—	$(984)	$1,954
Mortgage and collateral loans	1,701	—	(500)	—	1,201
Student loans	4,704	1,986	(5,235)	(416)	1,039
Real estate	1,083	—	—	—	1,083

See report of Independent Auditors.

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2		—	Plan of Reorganization of United Group Insurance Company, as subsidiary of United Group Companies, Inc. and Plan and Agreement of Merger of United Group Companies, Inc. into United Insurance Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
3	.1(A)	—	Certificate of Incorporation of UICI, as amended, filed as Exhibit 4.1 (a) to Registration Statement on Form S-8, File No. 333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.
3	.2(A)	—	Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.1(B)	—	Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995 and incorporated by reference herein.
10	.1(C)	—	Amendment No. 3 to Reinsurance Agreement between AEGON USA Companies and UICI Companies effective April 1, 1996, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.
10.2		—	Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.3		—	Agreement for acquisition of capital stock of Mark Twain Life Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit 10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10	.3(A)	—	Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit 10-4(A) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4		—	Agreement for acquisition of capital stock of Mid-West National Life Insurance Company of Tennessee by the Company filed as Exhibit 2 to the Report on Form 8-K of the Company, File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10	.5(A)	—	Stock Purchase Agreement, dated July 1, 1986, among the Company, Charles E. Stuart and Stuart Holding Company, as amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(B)	—	Acquisition Agreement, dated July 7, 1986 between Associated Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c)(2) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(C)	—	Offer to Purchase, filed as Exhibit (a)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.6		—	Agreement for acquisition of capital stock of Life Insurance Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 27, 1987 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.7	—	Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.8	—	Form of Subscription Agreement for 1985 Offering, filed as Exhibit 10-7 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.9	—	Repurchase Agreement between Life Investors Inc., UGIC, Ronald Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10	—	Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10.11	—	Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10.12	—	United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.13	—	Amendment to the United Insurance Companies, Inc. 1987 Stock Option Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.14	—	UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form 10-Q dated March 31, 1999, (File No. 0-14320), and incorporated by reference herein.
10.15	—	Amendment to Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.16	—	Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.17	—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United, Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.18	—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake Life Insurance Company and Mid-West National Life Insurance Company of Tennessee, filed as Exhibit 4 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.19	—	Second Agreement of Modification to Agreement of Substitution and Assumption Reinsurance dated as of November 15, 1991 among Farm and Home Life Insurance Company, United Group Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein. This agreement refers to a Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated August 26, 1991.
10.20	—	Addendum to Agreement of Substitution and Assumption Reinsurance dated as of November 22, 1991 among United Group Insurance Company, Farm and Home Life Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.21	—	Modification Agreement dated November 15, 1991 between First United, Inc., Underwriters National Assurance Company, and Farm and Home Life Insurance Company, The MEGA Life and Health Insurance Company, and the Insurance Commissioner of the State of Indiana, and filed as Exhibit 3 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.22	—	Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation, National Organization of Life and Health Insurance Guaranty Associations, and The MEGA Life and Health Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.23	—	Acquisition Agreement dated January 15, 1993 by and between United Insurance Companies, Inc. and Southern Educators Life Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.24	—	Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance Companies, Inc. and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.25	—	Stock Purchase Agreement by and among United Insurance Companies, Inc. and United Group Insurance Company and Landmark Land Company of Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.26	—	Private Placement Agreement dated June 1, 1994 of 8.75% Senior Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company’s Report on Form 8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
10.27	—	Asset Purchase Agreement between UICI Companies and PFL Life Insurance Company, Bankers United Life Assurance Company, Life Investors Insurance Company of America and Monumental Life Insurance Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.28	—	General Agent’s Agreement between Mid-West National Life Insurance Company of Tennessee and United Group Association, Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.
10.29	—	General Agent’s Agreement between The MEGA Life and Health Insurance Company and United Group Association, Inc. Effective April 1, 1996, and filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.30	—	Agreement between United Group Association, Inc. and Cornerstone Marketing of America effective April 1, 1996, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.31	—	Stock exchange agreement dated October 1996 by and between AMLI Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as Exhibit 10.31 to the Registration Statement on Form S-3 File No. 333-23899 filed with the Securities and Exchange Commission on April 25, 1997 and incorporated by reference herein.
10.32	—	Agreement dated December 6, 1997 by and between UICI, UICI Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S. Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937 filed with the Securities and Exchange Commission on December 22, 1997 and incorporated by reference herein.
10.33	—	Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational Finance Group, Inc. filed as Exhibit 10.1 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.34	—	Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent dated May 17, 1999 filed as Exhibit 10.2 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.35	—	Indenture Agreement dated as of August 5, 1999 between EFG-III, LP, as Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.3 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.36	—	Indenture Agreement dated as of June 14, 1999 between EFG-II, LP, as Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.4 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.44	—	Stock Purchase Agreement dated, July 27,2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10.45	—	Management Agreement, dated December 31, 2000 between UICI, The Mega Life and Health Insurance Company and William J. Gedwed, filed as Exhibit 10.45 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.46	—	UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.47	—	UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.48	—	Termination Agreement, dated April 13, 2000 between UICI, UICI Acquisition Co., UICI Capital Trust I, and HealthPlan Services Corporation, filed as Exhibit 10.48 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.49	—	Management Agreement dated October 13, 2000 between UICI and William P. Benac, filed as Exhibit 10.49 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.50	—	Information Technology Services Agreement by and between UICI and Insurdata Incorporated (now HealthAxis, Inc.), dated January 3, 2000, filed as Exhibit 10.50 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.51	—	Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.52	—	Administrative Service Agreement dated July 27,2000 between The MEGA Life and Health Insurance Company and National Motor Club of America, Inc. filed as Exhibit 10.52 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53	—	Stock Purchase Agreement dated May 12, 2000 between UICI and The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life Insurance Company, filed as Exhibit 10.53 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.54	—	Promissory Note dated June 29, 2000 between UICI and Columbus Bank and Trust maturing June 30, 2005, filed as Exhibit 10.54 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.55	—	Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of AMLI Realty Co., filed as Exhibit 10.55 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.56	—	Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. (“Put/ Call Agreement) with respect to the TOP Plan Funding Obligation, together with extension agreements dated August 15, 2000, October 16, 2000, and February 7, 2001, filed as Exhibit 10.56 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.57	—	Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58	—	Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.58 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.59	—	Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.59 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.60	—	Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit National Bank, UICI Receivables Funding Corporation, and UICI and Household Bank (SB), N.A. and Household Credit Services, Inc., together with Amendment No. 1, filed as Exhibit 10.60 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.61	—	Lease Agreement dated September 30, 2000 between Household Credit Services, Inc. (tenant) and Specialized Card Services, Inc. (Landlord), filed as Exhibit 10.61 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62	—	Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America, Inc., filed as Exhibit 10.62 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.63	—	Software License Agreement dated January 30, 2001 between UICI and HealthAxis.com, filed as Exhibit 10.63 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.64	—	Agreement, dated March 14, 2001, between UICI, MEGA and Charles Prater, filed as Exhibit 10.64 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.65	—	Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association, filed as Exhibit 10.65 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.66	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.67	—	Indenture agreement dated January 30, 2002 between AMS-12002, LP as Issuer and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.67 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.68	—	Stock purchase agreement dated February 28, 2002 among The S.T.A.R. Human Resource Group, Inc., STAR Administrative Services, Inc. and certain Shareholders and UICI filed as Exhibit 10.68 to the Form 10-Q dated March 31, 2002, File No. 001-14953 and incorporated by reference herein.
10.69	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.70	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.71	—	Indenture Agreement dated August 21, 2002 among AMS-2 2002, LP, as Issuer, and BankOne, National Association, as Indenture Trustee and Eligible Lenders Trustee filed as Exhibit 10.71 to the Form 10-Q dated September 30, 2002, File No. 001-14953 and incorporated by reference herein..
10.72	—	EFG-II Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee, Eligible Lender Trustee and EFG Eligible Lender Trustee, EFG-II, LP, and Academic Management Services Corp. filed as Exhibit 10.72 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.73	—	EFG-III Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Fleet National Bank, Bank of America, N.A., Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee and Eligible Lender Trustee, EFG-II SPC-I, Inc., Academic Management Services Corp., and EFG Funding LLC filed as Exhibit 10.73 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.74	—	EFG-IV Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.74 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.75	—	AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.75 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.76	—	Indenture Agreement dated May 8, 2003 among AMS-3 2003, LP, as Issuer, and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.76 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.77	—	Master Repurchase Agreement, dated as of August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.77 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.78	—	Guaranty and Warranty Agreement, dated as of August 7, 2003 made by UICI in favor of Lehman Brothers Bank, FSB filed as Exhibit 10.78 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.79	—	Agreement between Student Loan Marketing Association, Fleet National Bank (solely in its capacity as Trustee for the AMS Education Loan Trust), and Academic Management Services, Inc. dated July 1, 2000 and as amended June 25, 2003 and July 29, 2003 filed as Exhibit 10.79 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.80	—	Stock purchase agreement between Ronald L. Jensen and Gregory T. Mutz filed as Exhibit 10.80 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.81	—	Stock purchase agreement between UICI and Gregory T. Mutz filed as Exhibit 10.81 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.82	—	Amendment No. 1 dated October 17, 2003 to EFG-IV Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.82 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.83	—	Amendment No. 1 dated October 17, 2003 to AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.83 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.84	—	Amendment dated October 2, 2003 to Master Repurchase Agreement dated August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.84 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.85	—	Stock Purchase Agreement, dated October 29, 2003, between UICI and SLM Corporation, contemplating the sale by UICI, and the purchase by SLM Corporation, of all issued and outstanding shares of Academic Management Services Corp. filed as Exhibit 10.85 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10.86	—	Amendment to Stock Purchase Agreement, dated November 18, 2003, between UICI and SLM Corporation filed as Exhibit 10.86 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10.87	—	Agreement, dated as of February 11, 2004, between the Company and Gregory T. Mutz.
16	—	Letter, dated September 27, 2002, from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountants, filed as Exhibit 16 to the Current Report on Form 8-K (as amended by Form 8-K/ A), dated August 26, 2002, File No. 001-14953 and incorporated by reference herein.
21	—	Subsidiaries of UICI
23.1	—	Consent of Independent Auditors-KPMG LLP
23.2	—	Consent of Independent Auditors-Ernst & Young LLP

Exhibit
Number		Description of Exhibit

24	—	Power of Attorney
31.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002