Form 10-Q
period 2004-03-31
UICI
filed 2004-05-06
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NO. 001-14953

UICI

(Exact name of registrant as specified in its charter)

Delaware	75-2044750

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9151 Grapevine Highway, North Richland Hills, Texas	76180

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (817) 255-5200

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,252,618 shares as of April 30, 2004.

INDEX

UICI AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2004—$1,452,227; 2003—$1,370,093)	$1,510,787	$1,405,092
Equity securities, at fair value (cost:
2004—$9,062; 2003—$13,754	11,580	16,612
Mortgage and collateral loans	4,477	5,411
Policy loans	18,273	18,436
Short-term and other investments	130,722	119,566

Total Investments	1,675,839	1,565,117
Cash and cash equivalents	27,071	14,014
Student loans	105,285	105,341
Restricted cash	42,525	42,477
Reinsurance receivables	22,918	57,247
Due premiums and other receivables	87,273	85,219
Investment income due and accrued	23,867	22,796
Federal income tax assets	5,882	14,009
Deferred acquisition costs	92,257	90,651
Goodwill and other intangible assets	45,081	45,399
Property and equipment, net	89,310	78,076
Other assets	6,491	19,904

	$2,223,799	$2,140,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities
Future policy and contract benefits	$440,034	$439,153
Claims	601,126	575,473
Unearned premiums	162,131	153,699
Other policy liabilities	15,752	16,659
Accounts payable	54,028	47,921
Other liabilities	83,722	101,585
Federal income tax liabilities	23,914	18,630
Debt	18,951	18,951
Student loan credit facilities	150,000	150,000
Net liabilities of discontinued operations.	35,649	30,611

	1,585,307	1,552,682
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	484	481
Additional paid-in capital	213,275	210,320
Accumulated other comprehensive income	39,701	24,607
Retained earnings	416,757	378,366
Treasury stock, at cost	(31,725)	(26,206)

	638,492	587,568

	$2,223,799	$2,140,250

NOTE:	The balance sheet data as of December 31, 2003 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
REVENUE
Premiums:
Health (includes amounts received from related parties of $508 and $2,656 for the three months ended March 31, 2004 and 2003, respectively)	$439,574	$361,978
Life premiums and other considerations	8,642	7,571

	448,216	369,549
Investment income (includes amounts received from related parties of $2 and $1 for the three months ended March 31, 2004 and 2003, respectively)	20,697	19,867
Other income (includes amounts received from related parties of $787 and $1,170 for the three months ended March 31, 2004 and 2003, respectively)	24,222	22,152
Gains (losses) on investments	1,561	(385)

	494,696	411,183
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	282,767	237,997
Underwriting, acquisition, and insurance expenses (includes amounts paid to related parties of $2,065 and $3,007 in the three months ended March 31, 2004 and 2003, respectively)	146,915	125,508
Stock appreciation benefit	(1,003)	(2,137)
Other expenses (includes amounts paid to related parties of $146 and $235 in the three months ended March 31, 2004 and 2003, respectively)	15,237	17,525
Interest expense	767	649
Losses in Healthaxis, Inc. investment	—	644

	444,683	380,186

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	50,013	30,997
Federal income taxes	17,315	10,787

INCOME FROM CONTINUING OPERATIONS	32,698	20,210
DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense (benefit) of $(610) and $577 in the three months ended March 31, 2004 and 2003, respectively)	5,693	893

NET INCOME	$38,391	$21,103

Earnings per share:
Basic earnings
Income from continuing operations	$0.70	$0.43
Income from discontinued operations	0.12	0.02

Net income	$0.82	$0.45

Diluted earnings
Income from continuing operations	$0.68	$0.42
Income from discontinued operations	0.12	0.02

Net income	$0.80	$0.44

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Net income	$38,391	$21,103
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	20,702	3,996
Reclassification adjustment for losses included in net income (loss)	2,519	(766)

Other comprehensive income before tax	23,221	3,230
Income tax provision related to items of other comprehensive income	8,127	1,131

Other comprehensive income net of tax provision	15,094	2,099

Comprehensive income	$53,485	$23,202

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(In thousands)
Operating Activities
Net income	$38,391	$21,103
Income from discontinued operations	(5,693)	(893)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
(Gains) loss on sale of investments	(1,561)	385
Operating loss of, Inc.	—	644
Increase in accrued investment income	(1,071)	(671)
Decrease (increase) in reinsurance receivables and other receivables	36,630	(10,298)
Increase in federal income tax payable	5,284	11,316
Acquisition costs deferred	(3,710)	(2,666)
Amortization of deferred acquisition costs	2,104	1,416
Depreciation and amortization	5,112	3,983
Deferred income tax benefit change	—	(1,797)
Increase in policy liabilities	36,093	47,524
Decrease in other liabilities and accrued expenses	(1,591)	(13,720)
Stock appreciation benefit	(1,003)	(2,137)
Other items, net	(470)	(747)

Cash Provided by continuing operations	108,515	53,442
Cash Used in discontinued operations	(1,286)	(15,246)

Net cash Provided by operating activities	107,229	38,196

Investing Activities
Increase in investment assets	(84,980)	(44,847)
Increase in student loans	(760)	(1,610)
Decrease (increase) in restricted cash	(48)	1,004
Additions to property and equipment	(16,028)	(11,110)
Decrease (increase) in agents’ receivables	(3,917)	2,583

Cash Used in continuing operations	(105,733)	(53,980)
Cash Provided by (Used in) discontinued operations	25,308	(53,691)

Net cash Used in investing activities	(80,425)	(107,671)

Financing Activities
Deposits from investment products	4,105	3,589
Withdrawals from investment products	(6,140)	(6,397)
Exercising of stock options and warrants	2,821	9,031
Purchase of treasury stock	(14,600)	(8,456)
Other	67	305

Cash Used in continuing operations	(13,747)	(1,928)
Cash Provided by discontinued operations	—	49,003

Net cash Provided by (Used in) financing activities	(13,747)	47,075

Net Increase (decrease) in Cash	13,057	(22,400)
Cash and cash equivalents at beginning of period	14,014	54,916

Cash and cash equivalents at end of period	27,071	32,516
Less cash and cash equivalents at end of period in discontinued operations	—	20,225

Cash and cash equivalents at end of period in continuing operations	$27,071	$12,291

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The FASB decided that when voting interests are not effective in identifying whether an entity is controlled by another party, the economic risks and rewards inherent in the entity’s assets and liabilities and the way in which the various parties that have involvement with the entity share in those economic risks and rewards should be used to determine whether the entity should be consolidated. Effective January 1, 2004, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

     On July 7, 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This SOP provides guidance on accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. This SOP requires, among other things, the following: separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation return based on a contractually referenced pool of assets or index, determining the significance of mortality and morbidity risk and classification of contracts that contain death or other insurance benefit features, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, sales inducements to contract holders and related disclosures. Effective January 1, 2004, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

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

     A final SOP would be effective for internal replacements occurring in fiscal years beginning after December 15, 2004, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted. Initial application of this SOP should be as of the beginning of an entity’s fiscal year (that is, if the SOP is adopted prior to the effective date and during an interim period, all prior interim periods of the year of adoption should be restated). The impact of implementation of the SOP, Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97 on the Company’s financial position or results of operations is not expected to be material.

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

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(Dollars in thousands
	except per share amounts)
Net income as reported	$38,391	$21,103
Add stock-based employee compensation expense included in reported net income, net of tax	41	1
Deduct total stock-based employee compensation (expense) /income determined under fair-value-based method for all rewards, net of tax	277	(133)

Pro forma net income	$38,709	$20,971

Earnings per share: Basic earnings:
Basic-as reported	$0.82	$0.45

Basic-pro forma	$0.83	$0.45

Earnings per share: Diluted earnings:
Diluted-as reported	$0.80	$0.44

Diluted-pro forma	$0.80	$0.44

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS

     Set forth in the table below is a summary of the Company’s recorded goodwill and other intangible assets by operating segment as of March 31, 2004 and December 31, 2003:

	March 31, 2004
	(In Thousands)
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
Self Employed Agency Division	$9,405	$—	$(3,972)	$5,433
Group Insurance Division	33,640	8,858	(3,209)	39,289
Life Insurance Division	552	—	(193)	359

	$43,597	$8,858	$(7,374)	$45,081

	December 31, 2003
		(In Thousands)
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
Self Employed Agency Division	$9,405	$—	$(3,972)	$5,433
Group Insurance Division	33,640	8,858	(2,891)	39,607
Life Insurance Division	552	—	(193)	359

	$43,597	$8,858	$(7,056)	$45,399

     Other intangible assets consist of customer lists, trademark and non-compete agreements recorded in connection with the acquisition of Star Human Resources Group, Inc. and STAR Administrative Services, Inc. (collectively referred by the Company as its “Star HRG” unit).

     Set forth in the table below is a summary of the estimated amortization expense associated with other intangible assets for the next five years and thereafter:

(In thousands)
Remainder of 2004	$952
2005	1,082
2006	948
2007	722
2008	594
2009 and thereafter	1,351

$5,649

NOTE C – DEBT

Corporate Debt

     At each of March 31, 2004 and December 31, 2003, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $19.0 million, all of which constituted indebtedness of the holding company.

     The Company has a bank credit facility with Bank of America, NA and JP Morgan Chase Bank. The bank credit facility matures in January 2005. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At March 31, 2004, the Company had no borrowings outstanding under the facility.

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the “Note Agreement”), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company was required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The principal amount of the notes outstanding was $4.0 million at each of March 31, 2004 and December 31, 2003, respectively. The Company incurred $86,000 and $173,000 of interest expense on the notes in the three months ended March 31, 2004 and 2003, respectively. The Note Agreement contains restrictive covenants that include certain financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.

     In full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG, on November 10, 2003 UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. On April 19, 2004, the Company paid off in full the outstanding convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment.

Student Loan Debt

     At each of March 31, 2004 and December 31, 2003, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness was issued by a bankruptcy-remote special purpose entity (the “SPE”). At March 31, 2004 and December 31, 2003, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.5 million and $111.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $40.3 million and $40.4 million, respectively. At March 31, 2004, $32.4 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006. All such indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans pledged to secure such facility are reflected as student loan assets on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the College Fund Life Division structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded and will in the future record no gain on sale of the assets transferred to the SPE.

     During the three months ended March 31, 2004 and March 31, 2003, the Company incurred total interest on borrowings associated with the College Fund Life Division securitization in the amount of $427,000 and $521,000, respectively.

NOTE D – INCOME TAXES

     The Company’s effective tax rate on continuing operations for the three-month period ended March 31, 2004 was 34.6%, compared to 34.8% for the corresponding 2003 period. In the first quarter of 2004, a tax benefit of $610,000 (rather than an expected tax expense of $1.8 million) was recognized on pre-tax income from discontinued operations of $5.1 million. The tax benefit resulted from the partial release of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during the first quarter of 2004.

NOTE E – EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2004	2003
	(In Thousands, Except Per Share Amounts)
Income available to common shareholders:
Income from continuing operations available to common shareholders	$32,698	$20,210
Income from discontinued operations	5,693	893

Net income	$38,391	$21,103

Weighted average shares outstanding — basic earnings per share	46,659	46,509
Effect of dilutive securities:
Employee stock options and other shares	1,710	1,521

Weighted average shares outstanding — dilutive earnings per share	48,369	48,030

Basic earnings per share
From continuing operations	$0.70	$0.43
From discontinued operations	0.12	0.02

Net income	$0.82	$0.45

Diluted earnings per share
From continuing operations	$0.68	$0.42
From discontinued operations	0.12	0.02

Net income	$0.80	$0.44

NOTE F — COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

Association Group Litigation

Introduction

     The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that jointly market the products with the insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. The Company and/or its insurance company subsidiaries are a party to several lawsuits challenging the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products.

     In 2003 the Company recorded a $25.0 million charge associated with the reassessment of loss accruals established for this litigation. The Company continues to actively engage in discussions with respect to possible settlement of a significant portion of its pending association group litigation.

Mississippi Individual Litigation

     The MEGA Life and Health Insurance Company (a wholly-owned subsidiary of the Company) (“MEGA”) is currently a defendant in four separate lawsuits in Mississippi (Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi; Bishop v. John Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; Clark, et al. v. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi; and Webster, et al. v. The MEGA Life and Health Insurance Company, et al., filed on June 18, 2003 in the Circuit Court of the First Judicial District of Chickasaw County, Mississippi.

     The Pride, Bishop, Clark and Webster cases contain certain allegations regarding the relationships between MEGA and the National Association for the Self-Employed (NASE), a membership association that makes available to its members MEGA’s health insurance products. Plaintiffs generally allege, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that the NASE is an independent entity; that in fact the NASE and MEGA are “under common ownership and control;” and that the benefits of NASE membership are negligible and membership is intended to permit MEGA to control the insurer/insured relationship. As described below (see In Re Association Group Insurance Litigation), on February 20, 2004, the Webster, Pride, Clark, and Bishop cases were transferred to the Northern District of Texas.

     As previously disclosed, MEGA was previously a defendant in two additional cases filed in Mississippi (Bailey et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; and Tomlin et al. v. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi) that was subsequently transferred to the Northern District of Texas. The Bailey and Tomlin cases also contained allegations regarding the relationships between MEGA and the NASE.

     As described below (see In re Association Group Insurance Litigation), on February 20, 2004, the Tomlin, Bailey, Webster, Pride, Clark and Bishop cases were transferred to the Northern District of Texas by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings. Without admitting liability, on April 16, 2004, the Company executed agreements fully and finally resolving the Tomlin, Bailey, Pride, Bishop, Clark and Webster cases on terms that will not have a material adverse effect on the Company’s financial condition or results of operations. Following execution of the settlement agreements, on April 19, 2004, the Court entered an agreed order of dismissal in the Bailey matter and dismissed the case with prejudice, and on April 22, 2004, the Court entered an agreed order of dismissal in the Tomlin matter and dismissed the case with prejudice.

     As previously disclosed, UICI and MEGA have executed agreements finally resolving, without admitting liability, three separate suits formerly pending in Mississippi (Mathis et al. v. MEGA Life and Health Insurance Company, et al. filed on October 2, 2003 in the Circuit Court of the First Judicial District of Hinds County, Mississippi; McCommon, et al. v. MEGA Life and Health Insurance Company, et al., filed on May 23, 2003, in the Circuit Court for Hinds County, Mississippi; Walter M. Simmons and Jewell D. Simmons v. The MEGA Life and Health Insurance Company, et al., filed on January 7, 2004 in the Circuit Court of the First Judicial District of Hinds County, Mississippi). Following execution of the settlement agreements, on February 26, 2004, the court entered an order finally dismissing the Mathis and McCommon matters, and on March 29, 2004 the court entered an order finally dismissing the Simmons matter.

Mississippi Class Action Litigation

     As previously disclosed, UICI, MEGA and UICI Marketing, Inc. have been named in a purported nationwide class action suit filed on October 30, 2003 (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed, et al.) in the United States District Court for the Northern District of Mississippi, Eastern Division. Plaintiff has alleged, among other things, that the relationship between the NASE and MEGA constitutes an improper marketing scheme devised by the defendants to sell insurance and that the “scheme” involves the non-disclosure of relationships between the defendants, the undisclosed transfer of association membership dues and fees to MEGA, and the utilization of “teaser rates” that are artificially low and established at an amount below that which would be actuarially recommended. Plaintiff, individually and on behalf of similarly situated class members, has asserted several causes of action, including fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, and violation of state deceptive and trade practice acts. Plaintiffs seek declaratory judgments, injunctive, and other equitable relief. UICI, MEGA, and UICI Marketing, Inc. have until June 10, 2004 to answer or otherwise respond to the complaint.

     As described below (see In Re Association Group Insurance Litigation), on March 15, 2004 the Golebiowski case was transferred to the Northern District of Texas by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings.

California Litigation

     As previously disclosed, UICI and Mid-West National Life Insurance Company of Tennessee (a wholly-owned subsidiary of the Company) (“Mid-West”) have been named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff has alleged, among other things, that defendants have engaged in illegal marketing practices in connection with the sale of health insurance. The lawsuit asserts several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003, the Correa case was removed to the United States District Court for the Central District of California. After removal, the Plaintiff filed two separate amended complaints. On December 3, 2003, Mid-West moved to compel the plaintiffs to arbitrate their claims. On February 5, 2004, the Court granted Mid-West’s motion to adjourn proceedings in this action pending a ruling on the Motion to Transfer the matter to the Northern District of Texas by the Judicial Panel on Multidistrict Litigation. As described below (see In Re Association Group Insurance Litigation), on February 29, 2004, the Correa case was transferred to the Northern District of Texas by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings.

     As previously disclosed, UICI, MEGA, and Mid-West were named as defendants in an action filed on April 22, 2003 (Lacy v. The MEGA Life and Health Insurance Company, et al.) in Superior Court of California, County of Alameda, Case No. RG03-092881. Plaintiff, purportedly on behalf of the “general public,” has alleged that all of the defendants are under common control and operate as a unified business arrangement established for the purpose of, among other things, generating profits through association dues and bypassing and circumventing more stringent state insurance regulations applicable to other California insurance companies. Plaintiff has further alleged that defendants have knowingly and intentionally failed to disclose the common ownership and control of the defendant group, the amount and character of association dues, administrative fees, and costs of obtaining insurance from MEGA and Mid-West, and that initial premium rates are below the amount actuarially calculated for the purpose of inducing purchases of MEGA and Mid-West policies. Plaintiff asserts that defendants’ actions constitute a violation of California Business and Professions Code § 17200, for which plaintiff and the general public are entitled to injunctive, disgorgement, and monetary relief in an unspecified amount.

     As described below (see In Re Association Group Insurance Litigation) on February 20, 2004, the Lacy case was transferred to the Northern District of Texas by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings. The Lacy matter was voluntarily adjourned by the parties until May 4, 2004.

     As previously disclosed, UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Startup et al. v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 28, 2003, the Court granted defendants’ motion to compel arbitration and stayed the case pending arbitration, and no action has been taken by plaintiffs since such order was entered.

     As previously disclosed, UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune, et al. v. UICI, et al.), in the Superior Court of the State of California, County of San Bernadino, Case No. RCV 074062. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions

Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. UICI and Mid-West removed the Portune case to the United States District Court for the Central District of California, Eastern Division, and the case has been subsequently transferred to the United States District Court for the Central District of California, Western Division. The Company has moved to dismiss the complaint, and the plaintiffs have moved to remand the case to state court. All pending matters in the case have been adjourned by Court order. As described below (see In Re Association Group Insurance Litigation), on February 20, 2004, the case was transferred to the Northern District of Texas for coordinated pretrial proceedings.

     As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson, et al. v. UICI, et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs alleged, among other things, that UICI and MEGA breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a MEGA policy issued to cross-plaintiffs and that UICI and MEGA failed to properly disclose the relationship between MEGA and the NASE. Cross-plaintiffs have asserted several causes of action, including breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, and negligent and intentional misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount and allege that MEGA denied insurance claims in an amount exceeding $158,000. On December 19, 2003, the Superior Court granted MEGA and the NASE’s motion to sever the cross-complaint from the underlying action. On March 26, 2004, UICI and MEGA filed a demurrer to the complaint and moved to strike certain portions of the complaint. On April 16, 2004, the Court granted UICI’s and MEGA’s demurrer in part, granted UICI’s and MEGA’s motion to strike in part, and granted plaintiffs leave to replead. The Court also ordered the parties to mediate before July 1, 2004.

     As previously disclosed, UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff has alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, breach of the duty of good faith and far dealing, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On March 1, 2004, Mid-West and UICI removed the Montgomery case to the United States District Court for the Central District of California. On March 2, 2004, Mid-West and UICI moved to adjourn the matter while the Judicial Panel on Multidistrict Litigation determined whether the matter should be transferred to the Northern District of Texas. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the matter for coordinated pretrial proceedings to the Northern District of Texas.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 2, 2004 (Orallo v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308683. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On April 30, 2004, UICI and MEGA removed the Orallo matter to the United States District Court for the Central District of California.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) pending in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged unlawful, unfair, and fraudulent business practices. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. MEGA must answer or otherwise respond to the pleadings by May 12, 2004.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 22, 2004 (Mendoza et al. v. UICI, et al) in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. MEGA and UICI removed the Mendoza matter to the United States District Court for the Eastern District of California on March 22, 2004. On March 23, 2004, MEGA and UICI moved to adjourn the matter while the Judicial Panel on Multidistrict Litigation determined whether the matter should be transferred to the Northern

District of Texas. On April 5, 2004, UICI and MEGA moved to dismiss the complaint. On April 19, 2004, the Plaintiffs moved to remand the matter. A hearing on the motion to adjourn and the motion to dismiss is scheduled for May 24, 2004. A hearing on the Plaintiffs’ motion to remand is scheduled for June 7, 2004. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the matter for coordinated pretrial proceedings to the Northern District of Texas.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela. v. UICI, MEGA, the National Association for the Self-Employed, et al) in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiff has alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. MEGA and UICI removed the Valenzuela matter to the United States District Court for the Southern District of California on March 29, 2004. On March 30, 2004, UICI and MEGA filed a motion to adjourn the matter while Judicial Panel on Multidistrict Litigation considered whether the Valenzuela matter should be transferred to the United States District Court for the Northern District of Texas. On April 12, 2004, UICI and MEGA moved to dismiss the complaint. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the matter for coordinated pretrial purposes to the Northern District of Texas.

Texas Litigation

     As previously disclosed, UICI and MEGA have been named as defendants in a purported class action suit filed on April 22, 2003 (Garcia v. UICI, et al.) in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135. Plaintiffs, on behalf of themselves and a purported class of similarly situated individuals, have asserted, among other things, that MEGA, the NASE Group Trust and the NASE are under common control and ownership and operate as a “unified business arrangement” that is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs have alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further allege conversion and breach of contract, for which they have asked for a return of all association dues and administrative fees collected by the defendants. MEGA, UICI, and the NASE have responded to initial written discovery requests. Plaintiffs served a Second Request for Production to Defendants, MEGA, UICI, the NASE Group Trust, and the NASE on March 23, 2004.

Oklahoma Litigation

     As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on May 2, 2003 (Grigsby, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Oklahoma County, Oklahoma, Case No. CJ-2003-3759. Plaintiffs have alleged that the defendants defrauded them into purchasing a health insurance policy and an association membership and that MEGA acted in bad faith and in breach of its contractual obligations in processing their health claims. Plaintiffs further allege that the defendants knowingly misrepresented, among other things, their relationship with the NASE and that plaintiffs were purchasing “true group insurance.” Plaintiffs seek actual and punitive damages. UICI and MEGA filed a motion to dismiss and served written discovery responses on February 2, 2004. A hearing on the Motion to Dismiss and the motion to dismiss filed by the NASE was held on March 26, 2004. The Court granted the motions to dismiss with leave to amend on March 26, 2004. On April 14, 2004, Plaintiff filed an amended petition. UICI and MEGA must answer or respond to the amended petition by May 10, 2004.

Arkansas Litigation

     As previously disclosed, in an action filed on January 21, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Tremor v. The MEGA Life and Health Insurance Company, et al.) filed in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. The Tremor case was removed to the United States District Court for the Eastern District of Arkansas, Western Division on February 23, 2004. UICI and MEGA moved to adjourn the Tremor matter on February 23, 2004 and to dismiss the matter on March 29, 2004. Plaintiff requested leave to file an amended complaint and filed a proposed First Amended Complaint on April 7, 2004.

UICI and MEGA moved to dismiss the proposed First Amended Complaint on April 19, 2004. On April 23, 2004, the MDL Panel issued a conditional transfer order transferring the matter for coordinated pretrial proceedings to the Northern District of Texas.

     In an action filed on April 5, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Jessie Powell v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Phillips County, Arkansas, Case No. CV 2004-106. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. Neither UICI, MEGA nor UICI Marketing, Inc. has answered or otherwise responded to the complaint. UICI and MEGA must answer or otherwise respond to the Complaint by May 14, 2004.

In re Association Group Insurance Litigation

     As previously disclosed, on September 22, 2003, UICI, MEGA, and Mid-West petitioned the Judicial Panel on Multidistrict Litigation to transfer and consolidate the Garcia, Grigsby, Portune, Correa, Bishop, Lacy, Tomlin, Bailey, Pride, Clark, and Webster cases for purposes of discovery and other pre-trial matters (In re Association Group Insurance Litigation, MDL Docket No. 1578). On February 20, 2004, the Judicial Panel on Multi District Litigation granted UICI’s motion to transfer the Correa, Portune, Lacy, Tomlin, Bailey, Webster, Pride, Clark and Bishop cases for purposes of discovery and other pre-trial matters to the United States District Court for the Northern District of Texas. The Garcia and Grigsby cases were not subject to transfer because the cases had previously been remanded to Texas and Oklahoma state court, respectively. On March 15, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Golebiowski case to the Northern District of Texas. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Tremor, Montgomery, Mendoza and Valenzuela cases to the Northern District of Texas.

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

     Plaintiffs in the Skinner and Hansen cases allege that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies, and that they have not been paid on health claims submitted pursuant to those certificates. Plaintiffs in Skinner and Hansen claim damages, including punitive damages, and attorneys’ fees. The Company moved for partial summary judgment with respect to plaintiffs’ breach of contract and bad faith claims in both cases. The Court ruled in favor of the Company, and dismissed those claims with prejudice. Mid-West filed a motion in Skinner to dismiss plaintiff Judy Skinner for lack of standing to assert the claims alleged in the Complaint. Mid-West filed a motion for partial summary judgment in Hansen based on similar standing arguments. Both motions remain pending. Discovery has commenced in each case. The Skinner case is scheduled for trial in October 2005, and trial in Hansen is scheduled to commence in August 2005.

     Plaintiffs in Peterson, Murphy, and Graybeal have alleged, among other things, that the Mid-West certificates they purchased were of a lesser quality than represented, and that they have not been paid for certain claims submitted under the certificates. Plaintiffs in Peterson purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys’ fees. The Idaho Supreme Court has ruled that the Murphy plaintiffs were not required to arbitrate their disputes with Mid-West. Discovery has commenced in these cases. The trial in Peterson is scheduled to begin in July 2005, and the trial in Graybeal is scheduled to begin in January 2006. No trial date has been set in Murphy.

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

NOTE G – SEGMENT INFORMATION

     The Company’s operating segments included in operations are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; (ii) Other (consisting of the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003) and (iii) Other Key Factors.

     The Other Key Factors segment includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt and variable stock-based compensation.

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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(IN THOUSANDS)
Revenues
Insurance:
Self Employed Agency Division	$361,068	$308,610
Group Insurance Division	110,711	83,494
Life Insurance Division	15,827	16,036
Other Insurance	1,301	—

	488,907	408,140
Other	—	—
Other Key Factors	5,809	3,427
Intersegment Eliminations	(20)	(384)

Total revenues from continuing operations	$494,696	$411,183

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(IN THOUSANDS)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self Employed Agency Division	$44,617	$23,794
Group Insurance Division	158	5,083
Life Insurance Division	1,136	1,827
Other Insurance (1)	(221)	—

	45,690	30,704
Other (2)	—	(644)
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,320	(1,200)
Variable stock-based compensation benefit	1,003	2,137

	4,323	937

Total income from continuing operations before federal income taxes	$50,013	$30,997

(1) Other Insurance reflects results of a subsidiary (ZON Re USA, LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis.

(2) Reflects the Company’s share of losses associated with its former investment in Healthaxis, Inc. which the Company disposed of in the third quarter of 2003.

	MARCH 31,	DECEMBER 31,
	2004	2003
	(IN THOUSANDS)
Assets:
Insurance:
Self Employed Agency Division	$821,335	$821,837
Group Insurance Division	254,161	251,164
Life Insurance Division	615,001	608,714
Other Insurance	1,529	1,011

	1,692,026	1,682,726
Other	—	—
Other Key Factors:
General corporate and other	531,773	444,233

Subtotal	2,223,799	2,126,959
Assets held for sale	—	13,291

Total assets	$2,223,799	$2,140,250

NOTE H – STOCK OPTIONS

     The Company has historically accounted for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the exercise price of the Company’s employee stock options has been equal to the market price of underlying stock on the date of grant, no compensation expense has to date been recognized. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted Statement No. 148 on January 1, 2003 and has adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. The impact of implementation on the Company’s financial position or results of operations was not material.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate 2.14%; dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of 0.56; and a weighted-average expected life of the option of 3.00 years. The weighted average grant date fair value per share of stock options issued in 2004 was $5.02.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effect on net income of the stock compensation amortization for the periods presented above is not likely to be representative of the effects on reported net income for future periods. The Company’s pro forma information is set forth below (in thousands except for earnings per share information):

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(Dollars in thousands
	except per share amounts)
Net income as reported	$38,391	$21,103
Add stock-based employee compensation expense included in reported net income, net of tax	41	1
Deduct total stock-based employee compensation (expense) /income determined under fair-value-based method for all rewards, net of tax	277	(133)

Pro forma net income	$38,709	$20,971

Earnings per share: Basic earnings:
Basic-as reported	$0.82	$0.45

Basic-pro forma	$0.83	$0.45

Earnings per share: Diluted earnings:
Diluted-as reported	$0.80	$0.44

Diluted-pro forma	$0.80	$0.44

NOTE I – AGENT STOCK ACCUMULATION PLANS

     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with its field force agencies, including UGA — Association Field Services, New United Agency and Cornerstone America.

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

     The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the three months ended March 31, 2004 and 2003, the Company recorded total compensation expense associated with these agent plans in the amount of $2.3 million and $538,000, respectively, of which a benefit of $1.0 million and $2.1 million, respectively, represent the non-cash stock based compensation associated with the adjustment to the liability for future unvested benefits.

     At December 31, 2003, the Company had recorded approximately 1.8 million unvested matching credits associated with the Agent Plans, of which approximately 700,000 vested in January 2004. At March 31, 2004, the Company had recorded approximately 1.5 million unvested matching credits.

     The accounting treatment of the Company’s Agent Plans will result in unpredictable stock-based compensation expense charges, dependent generally upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense.

NOTE J – SUBSEQUENT EVENT

     On April 29, 2004, a subsidiary of the Company issued to an institutional investor $15.0 million aggregate issuance amount of trust preferred securities. The securities bear interest at a floating rate of three month LIBOR plus 3.5%, mature on April 29, 2034, are non-callable by the issuer until April 29, 2009 and are guaranteed as to payment of principal and interest by the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company’s operating segments include: (i) Insurance, which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance, and (ii) Other Key Factors.

     Set forth in the table below is total Insurance segment premium by division for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Premium:
Self-Employed Agency Division	$332,395	$281,439
Group Insurance Division	106,383	80,317
Life Insurance Division	8,180	7,793
Other Insurance	1,258	—

Total premium	$448,216	$369,549

Recent Developments

Sale of Uninsured Loans

     On March 31, 2004, the Company completed the sale of all of its remaining uninsured student loan assets, which assets had been retained by the Company at the November 18, 2003 sale of its former Academic Management Services Corp subsidiary. In connection with the sale of the uninsured student loans, the Company received $25.0 million in gross sales proceeds and recorded a pre-tax gain in the amount of $7.7 million. This gain is reflected in discontinued operations in the Company’s consolidated condensed statement of operations.

Association Group Litigation

     In 2003 the Company recorded a $25.0 million charge associated with the reassessment of loss accruals established for litigation challenging the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. The Company believes that at March 31, 2004, it had recorded a loss accrual associated with such pending litigation in an amount that has been properly determined in accordance with Statement of Financial Accounting Standards No. 5.

     During the quarter ended March 31, 2004, the Company finally and fully settled several association group cases brought by individual claimants formerly pending in Mississippi, and on April 16, 2004, the Company executed agreements fully and finally resolving the balance of its pending association group litigation in Mississippi. See Note F of Notes to Consolidated Condensed Financial Statements. The Company resolved these cases on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. The Company continues to actively engage in discussions with respect to possible settlement of a significant additional portion of its pending association group litigation.

Results of Operations

     The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2004 and 2003:

			Percentage
	Three Months Ended March 31,		Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue
Premiums:
Health	$439,574	$361,978	21%
Life premiums and other considerations	8,642	7,571	14%

Total premium:	448,216	369,549	21%
Investment income	20,697	19,867	4%
Other income	24,222	22,152	9%
Gains (losses) on sale of investments	1,561	(385)	NM

Total revenues:	494,696	411,183	20%
Benefits and Expenses
Benefits, claims, and settlement expenses	282,767	237,997	19%
Underwriting, policy acquisition costs, and insurance expenses.	146,915	125,508	17%
Stock appreciation benefit	(1,003)	(2,137)	(53%)
Other expenses	15,237	17,525	(13%)
Interest expense	767	649	18%
Losses in Healthaxis, Inc.
Investment	—	644	NM

Total expenses:	444,683	380,186	17%

Income from continuing operations before income taxes	50,013	30,997	61%
Federal income taxes	17,315	10,787	61%

Income from continuing operations	32,698	20,210	62%
Income from discontinued operations (net of income tax benefit)	5,693	893	NM

Net income	$38,391	$21,103	82%

NM:	not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(IN THOUSANDS)
Revenues
Insurance:
Self Employed Agency Division	$361,068	$308,610
Group Insurance Division	110,711	83,494
Life Insurance Division	15,827	16,036
Other Insurance	1,301	—

	488,907	408,140

Other	—	—
Other Key Factors	5,809	3,427
Intersegment Eliminations	(20)	(384)

Total revenues from continuing operations	$494,696	$411,183

	THREE MONTHS ENDED
	March 31,
	2004	2003
	(IN THOUSANDS)
Operating income (loss):
Insurance:
Self Employed Agency Division	$44,617	$23,794
Group Insurance Division	158	5,083
Life Insurance Division	1,136	1,827
Other Insurance	(221)	—

	45,690	30,704

Other	—	(644)

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,320	(1,200)
Variable stock-based compensation benefit	1,003	2,137

	4,323	937

Total operating income	$50,013	$30,997

     UICI’s results of operations for the three months ended March 31, 2004 were particularly impacted by the following factors:

Self- Employed Agency Division

     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three months ended March 31, 2004 and 2003:

	Self-Employed Agency Division

	Three Months Ended March 31,		Percentage Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenues	$332,395	$281,439	18%
Investment income(1)	8,420	7,421	13%
Other income	20,253	19,750	3%

Total revenues	361,068	308,610	17%
Expenses:
Benefits expenses	196,591	175,335	12%
Underwriting and acquisition expenses	106,772	95,647	12%
Other expenses(1)	13,088	13,834	(5%)

Total expenses	316,451	284,816	11%

Operating income	$44,617	$23,794	88%

Other operating data:
Loss ratio(2)	59.1%	62.3%
Average number of writing agents in period	2,558	2,729
Submitted annualized volume(3)	$245,548	$247,370

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

     The SEA Division reported operating income of $44.6 million in the three months ended March 31, 2004 compared to operating income of $23.8 million in the corresponding period of 2003. Operating income at the SEA Division in the three month period ended March 31, 2004, was positively impacted by an increase in earned premium revenue, reduced commission and marketing expenses as a percentage of earned premium, and a decrease in loss ratio resulting from favorable claims experience. Earned premium revenue at the SEA Division increased to $332.4 million in the first quarter of 2004 from $281.4 million in the first quarter of 2003. The increase in earned premium revenue in the 2004 period was primarily due to earned revenues associated with renewals of business originally written in 2001 and 2002. Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) remained relatively level in the three months ended March 31, 2004 compared to corresponding period in 2003 ($245.5 million in 2004 and $247.4 million in 2003).

     Operating income at the SEA Division as a percentage of earned premium revenue in the first quarter of 2004 was 13.4%, compared to 8.5% in the year earlier quarter. The increase in operating margin in the first quarter of 2004 was attributable primarily to a decrease in the loss ratio (from 62.3% in the first quarter of 2003 to 59.1% in the first quarter of 2004) and a decrease in the effective commission rate (due to the increase in the 2004 quarter of renewal premium, which carries a lower commission rate compared to commissions on first year premium). The decrease in loss ratio was due principally to claims developing in amounts less than originally anticipated. The decrease in the effective commission rate in the first quarter of 2004 was offset somewhat by an increase in administrative expenses.

Group Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Group Insurance Division (consisting of the Company’s Student Insurance and Star HRG business units) for each of the three months ended March 31, 2004 and 2003:

	Group Insurance Division

	Three Months Ended March 31,		Percentage Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenues	$106,383	$80,317	32%
Investment income(1)	2,015	1,590	27%
Other income	2,313	1,587	46%

Total revenues	110,711	83,494	33%
Expenses:
Benefits expenses	79,801	56,605	41%
Underwriting and acquisition expenses(1)	30,752	21,806	41%

Total expenses	110,553	78,411	41%

Operating income	$158	$5,083	(97%)

Other operating data:
Loss ratio(2)	75.0%	70.5%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

     The Company’s Group Insurance Division reported operating income of $158,000 in the three months ended March 31, 2004, compared to operating income of $5.1 million in the corresponding period of 2003.

     The significant decrease in operating income was due primarily to the unfavorable claims experience at the Student Insurance Division related to business written for the 2003-2004 school year and higher administrative costs. Because Student Insurance policies are issued on a single school year basis and the 2003-2004 school year commenced in August 2003, the Student Insurance Division has been and will continue to be limited in its ability to re-price its overall book of business until August 2004. The Company’s Student Insurance Division also experienced a significant quarter over quarter increase in both administrative expenses (due primarily to incremental costs associated with the implementation of a new claims system) and commission expenses (attributable to a quarter over quarter increase in broker driven college business, for which the Company pays commissions at a higher rate). Administrative expenses as a percentage of earned premium is currently expected to remain above the prior year level through the end of the third quarter of 2004. The Student Insurance Division reported a 37.2% quarter over quarter increase in earned premium revenue, from $52.2 million in the first quarter of 2003 to $71.6 million in the first quarter of 2004.

     The Company’s Student Insurance Division is currently actively engaged in its sales efforts regarding the 2004-2005 school year, with respect to which it has quoted pricing that reflects significant rate increases. The Company currently anticipates that the positive effects, if any, of such rate increases will not be fully realized until 2005 and that results at Student Insurance for calendar year 2004 will be at or near breakeven.

     First quarter 2004 results at the Group Insurance Division were also negatively impacted by unfavorable claims experience at the Company’s Star HRG Division. Despite quoting premium rate increases on new and renewal accounts, Star HRG reported a 23.7% quarter over quarter increase in earned premium revenue, from $28.1 million in the first quarter of 2003 to $34.8 million in the first quarter of 2004.

Life Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended March 31, 2004 and 2003:

	Life Insurance Division

	Three Months Ended March 31,		Percentage Increase
	2004	2003	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenues	$8,180	$7,793	5%
Investment income(1)	7,068	8,067	(12%)
Other income	579	176	229%

Total revenues	15,827	16,036	(1%)
Expenses:
Benefits expenses	5,872	6,057	(3%)
Underwriting and acquisition expenses(1)	8,392	7,632	10%
Interest expense	427	520	(18%)

Total expenses	14,691	14,209	3%

Operating income	$1,136	$1,827	(38%)

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

     The Company’s Life Insurance Division reported operating income in the first quarter of 2004 of $1.1 million, compared to operating income of $1.8 million in the corresponding 2003 period. The decrease in operating income in the first quarter of 2004 was due primarily to the write off of certain assets associated with the Life Insurance Division’s closed blocks of life insurance business.

     During the first quarter of 2004, the Company’s Life Insurance Division generated submitted premium volume associated with new life insurance business in the amount of $10.8 million, a significant increase over submitted premium volume in the first quarter of 2003.

Other Key Factors

     In the first quarter of 2004, the Company’s Other Key Factors segment reported operating income of $4.3 million, compared to operating income of $937,000 in the corresponding period of 2003. The increase in operating income in the Other Key Factors category in the three months ended March 31, 2004 as compared to 2003 was primarily attributable to a $1.4 million quarter over quarter decrease in corporate overhead and net realized gains in the 2004 quarter in the amount of $2.4 million, compared to realized losses of $(385,000) in the corresponding 2003 period. These favorable factors were offset in part by a $1.1 million quarter over quarter decrease in the benefit related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. In connection with these plans, the Company records non-cash variable stock-based compensation expense (or records a benefit) in amounts that generally depend and fluctuate based upon the market performance of the Company’s common stock.

Discontinued Operations

     In the quarter ended March 31, 2004, the Company recorded income from discontinued operations in the amount of $5.7 million, net of tax ($0.12 per diluted share), compared to income from discontinued operations in the amount of $893,000, net of tax ($0.02 per diluted share), recorded in the first quarter of 2003.

     On March 31, 2004, the Company completed the sale of all of its remaining uninsured student loan assets, which assets had been retained by the Company at the November 18, 2003 sale of its former Academic Management Services Corp subsidiary and reflected as held-for-sale assets on the Company’s consolidated balance sheet. In connection with the sale of the uninsured student loans, the Company recorded a pre-tax gain in the amount of $7.7 million, which gain was reflected in discontinued operations.

Liquidity and Capital Resources

     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans. In the three months ended March 31, 2004, net cash provided by operations totaled approximately $107.2 million, compared to net cash provided by operations of $38.2 million in the corresponding period of 2003.

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

     At December 31, 2003 and March 31, 2004, UICI at the holding company level held cash and cash equivalents in the amount of $37.8 million and $46.4 million, respectively. The Company currently estimates that, through December 31, 2004, the holding company will have net operating cash requirements in the amount of approximately $12.8 million, which will consist primarily of currently budgeted operating expenses at the holding company level. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand, dividends to be paid from insurance subsidiaries and non-insurance subsidiaries and tax sharing reimbursements from subsidiaries (which will be partially offset by holding company operating expenses). There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

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

     At each of December 31, 2003 and March 31, 2004, the Company at the holding company level had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) in the amount of $19.0 million.

     The Company has a bank credit facility with Bank of America, NA and JP Morgan Chase Bank maturing in January 2005. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. The Company has not to date borrowed any funds under the facility.

     On March 31, 2004, the Company completed the sale of all of its remaining uninsured student loan assets, which assets had been retained by the Company at the November 18, 2003 sale of its former Academic Management Services Corp subsidiary and reflected as held-for-sale assets on the Company’s consolidated balance sheet. The sale of the uninsured student loans generated to the Company gross cash proceeds in the amount of approximately $25.0 million.

     During 2004 to date, the Company has purchased 831,400 shares of its common stock at an aggregate cost of $11.9 million, at an average cost per share of $14.31.

     On April 19, 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG.

Stock Repurchase Plan

     At its April 28, 2004 quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through April 28, 2004, the Company had purchased an aggregate of 4,359,000 shares (at an aggregate cost of $59.7 million; average cost per share of $13.69) pursuant to the program, and the Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 1,141,000 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

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

     GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, state insurance regulators or state legislatures will likely adopt rules that will limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non- public information about consumers to third parties. These limitations will require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA will significantly affect how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

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

     In February 2003 HHS issued final rules related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The rules will require these businesses to establish and maintain responsible and appropriate safeguards to ensure the integrity and confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, system controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. The compliance date for HIPAA covered entities (including the Company) is April 21, 2005.

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

     The Company provides health insurance products to consumers in the self-employed market in 44 states. A substantial portion of such products is issued to members of various membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market for which the Company underwrites insurance are the National Association for the Self-Employed (“NASE”) and the Alliance for Affordable Services (“AAS”). The associations provide their membership with a number of benefits and products, including health insurance underwritten by the Company. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the associations. UGA agents and Cornerstone agents also act as enrollers of new members for the associations, for which the agents receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen. the Chairman of the Company) provides administrative and benefit procurement services to the associations. A subsidiary of the Company generates new membership sales prospect leads for both UGA and Cornerstone for use by the enrollers (agents) and provides video and print services to the associations and to Specialized Association Services, Inc. In addition to health insurance premiums derived from the sale of health insurance, the Company receives fee income from the associations, including fees associated with the enrollment of new members, fees for association membership marketing and administrative services and fees for certain association member benefits. The agreements with these associations requiring the associations to continue as the master policyholder and to make available to their respective members the Company’s insurance products to their respective members are terminable by the Company and the associations upon not less than one year’s advance notice to the other party.

     In December 2002, the National Association of Insurance Commissioners (NAIC) convened a special task force to review association group coverage, and the Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company and its insurance company subsidiaries are also parties to several lawsuits challenging the nature of the relationship between the insurance companies and the membership associations that make available to their members the insurance companies’ health insurance products. See Note F of Notes to Consolidated Condensed Financial Statements. While the Company believes that its insurance company subsidiaries are providing association group coverage in full compliance with applicable law, changes in the Company’s relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

     As of March 31, 2004, the Company’s management, including William J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, to information about the Company required to be included in periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     The Company is a party to various material legal proceedings, all of which are described in Note F of Notes to the Consolidated Condensed Financial Statements included herein and in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003 under the caption “Item 3 — Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s financial condition or results of operations.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2004, the Company issued no shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.2(A)	Amended and Restated Bylaws of UICI, as adopted as of April 28, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of UICI

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of UICI

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of UICI and by Mark D. Hauptman, Chief Financial Officer of UICI

(b)	Reports on Form 8-K.

1.	Current Report on Form 8-K dated February 11, 2004 and filed February 12, 2004

2.	Current Report on Form 8-K dated February 18, 2004 and filed February 19, 2004

3.	Current Report on Form 8-K dated April 28, 2004 and filed April 29, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UICI

(Registrant)

Date: May 6, 2004	/s/ William J. Gedwed

William J. Gedwed, President,
Chief Executive Officer and Director

Date: May 6, 2004	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer