Form 10-Q
period 2004-06-30
UICI
filed 2004-08-06
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________
COMMISSION FILE NO. 001-14953

UICI

(Exact name of registrant as specified in its charter)

Delaware	75-2044750

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9151 Grapevine Highway, North Richland Hills, Texas	76180

(Address of principal executive office)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,388,923 shares as of July 28, 2004.

INDEX

UICI AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated condensed balance sheets-June 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated condensed statements of income (unaudited) – Three months ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003	4
	Consolidated condensed statements of comprehensive income (unaudited) – Three months ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003	5
	Consolidated condensed statements of cash flows (unaudited) – Six months ended June 30, 2004 and 2003	6
	Notes to consolidated condensed financial statements (unaudited) – June 30, 2004	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		33
Certification, executed by William J. Gedwed, CEO
Certification, executed by Mark D. Hauptman, CFO
Certifications, executed by CEO and CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2004—$1,449,151; 2003—$1,370,093)	$1,449,895	$1,405,092
Equity securities, at fair value (cost: 2004—$471; 2003—$13,754)	500	16,612
Mortgage and collateral loans	4,431	5,411
Policy loans	17,840	18,436
Short-term and other investments	150,692	119,566

Total Investments	1,623,358	1,565,117
Cash and cash equivalents	1,001	14,014
Student loans	104,426	105,341
Restricted cash	43,776	42,477
Reinsurance receivables	22,591	57,247
Due premiums and other receivables	61,614	85,219
Investment income due and accrued	23,672	22,796
Federal income tax assets	28,768	14,009
Deferred acquisition costs	87,931	90,651
Goodwill and other intangible assets	44,764	45,399
Property and equipment, net	80,478	78,076
Other assets	7,367	19,904

	$2,129,746	$2,140,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities
Future policy and contract benefits	$444,879	$439,153
Claims	590,053	575,473
Unearned premiums	111,368	153,699
Other policy liabilities	15,423	16,659
Accounts payable	55,713	47,921
Other liabilities	87,221	101,585
Federal income tax liabilities	10,221	18,630
Debt	15,470	18,951
Student loan credit facilities	150,000	150,000
Net liabilities of discontinued operations	12,016	30,611

	1,492,364	1,552,682
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	484	481
Additional paid-in capital	213,639	210,320
Accumulated other comprehensive income	502	24,607
Retained earnings	459,161	378,366
Treasury stock, at cost	(36,404)	(26,206)

	637,382	587,568

	$2,129,746	$2,140,250

NOTE: The balance sheet data as of December 31, 2003 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE
Premiums:
Health	$451,258	$373,421	$886,719	$730,839
Life premiums and other considerations	8,450	8,467	17,092	16,038

	459,708	381,888	903,811	746,877
Investment income	21,195	18,926	41,892	38,793
Other income	27,780	29,736	56,115	56,448
Gains (losses) on investments	3,297	198	4,858	(187)

	511,980	430,748	1,006,676	841,931
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	271,797	246,187	554,564	484,183
Underwriting, acquisition, and insurance expenses	165,719	143,092	312,634	268,177
Stock appreciation expense (benefit)	3,775	1,685	2,772	(452)
Other expenses	14,849	18,284	30,086	36,233
Interest expense	725	813	1,492	1,462
Losses in Healthaxis, Inc. investment	—	301	—	945

	456,865	410,362	901,548	790,548

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	55,115	20,386	105,128	51,383
Federal income taxes	19,168	7,093	36,483	17,880

INCOME FROM CONTINUING OPERATIONS	35,947	13,293	68,645	33,503
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax expense (benefit) of $1,371 and $(3,463) in the three months ended June 30, 2004 and 2003, respectively, and $761 and $(2,886) in the six months ended June 30, 2004 and 2003, respectively)	6,457	(6,508)	12,150	(5,615)

NET INCOME	$42,404	$6,785	$80,795	$27,888

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$0.78	$0.29	$1.48	$0.72
Income (loss) from discontinued operations	0.14	(0.14)	0.26	(0.12)

Net income	$0.92	$0.15	$1.74	$0.60

Diluted earnings
Income from continuing operations	$0.76	$0.28	$1.44	$0.70
Income (loss) from discontinued operations	0.13	(0.14)	0.25	(0.12)

Net income	$0.89	$0.14	$1.69	$0.58

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$42,404	$6,785	$80,795	$27,888
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(60,443)	30,143	(39,741)	34,139
Reclassification adjustment for gains (losses) included in net income	137	160	2,656	(606)

Other comprehensive income (loss) before tax	(60,306)	30,303	(37,085)	33,533
Income tax provision (benefit) related to items of other comprehensive income (loss)	(21,107)	10,606	(12,980)	11,737

Other comprehensive income (loss) net of tax provision (benefit)	(39,199)	19,697	(24,105)	21,796

Comprehensive income	$3,205	$26,482	$56,690	$49,684

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Operating Activities
Net income	$80,795	$27,888
(Income) loss from discontinued operations	(12,150)	5,615
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) loss on sale of investments	(4,858)	187
Operating loss of Healthaxis, Inc.	—	945
Change in accrued investment income	(876)	(267)
Change in reinsurance receivables and other receivables	63,958	5,751
Change in federal income tax payable	(8,409)	742
Change in deferred acquisition costs	2,720	5,947
Depreciation and amortization	10,557	8,673
Change in deferred income tax asset	(1,779)	(1,277)
Change in policy liabilities	(19,415)	30,196
Change in other liabilities and accrued expenses	(71)	(11,390)
Stock appreciation expense (benefit)	2,772	(452)
Other items, net	3,021	294

Cash Provided by continuing operations	116,265	72,852
Cash Provided by (Used in) discontinued operations	(18,520)	14,726

Net cash Provided by operating activities	97,745	87,578

Investing Activities
Change in investment assets	(92,635)	(51,081)
Change in student loans	(747)	(1,916)
Change in restricted cash	(1,299)	5,685
Change in property and equipment	(12,324)	(18,903)
Change in agents’ receivables	(4,752)	7,943

Cash Used in continuing operations	(111,757)	(58,272)
Cash Provided by (Used in) discontinued operations	25,365	(150,980)

Net cash Used in investing activities	(86,392)	(209,252)

Financing Activities
Change in investment products	(3,846)	(4,577)
Repayment of debt	(18,951)	(3,971)
Net proceeds from issuance of trust preferred securities	14,570	—
Exercising of stock options and warrants	3,106	9,121
Purchase of treasury stock	(19,394)	(13,712)
Other	149	1,826

Cash Used in continuing operations	(24,366)	(11,313)
Cash Provided by discontinued operations	—	119,129

Net cash Provided by (Used in) financing activities	(24,366)	107,816

Net decrease in Cash	(13,013)	(13,858)
Cash and cash equivalents at beginning of period	14,014	54,916

Cash and cash equivalents at end of period	1,001	41,058
Less cash and cash equivalents at end of period in discontinued operations	—	18,766

Cash and cash equivalents at end of period in continuing operations	$1,001	$22,292

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46 provides that, when voting interests are not effective in identifying whether an entity is controlled by another party, the economic risks and rewards inherent in the entity’s assets and liabilities and the way in which the various parties that have involvement with the entity share in those economic risks and rewards should be used to determine whether the entity should be consolidated. Effective January 1, 2004, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Net income as reported	$42,404	$6,785	$80,795	$27,888
Add (deduct) stock-based employee compensation (income) expense included in reported net income, net of tax	(10)	1	31	2
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	10	(106)	286	(239)

Pro forma net income	$42,404	$6,680	$81,112	$27,651

Earnings per share — Basic earnings:
Basic-as reported	$0.92	$0.15	$1.74	$0.60

Basic-pro forma	$0.92	$0.14	$1.75	$0.59

Earnings per share — Diluted earnings:
Diluted-as reported	$0.89	$0.14	$1.69	$0.58

Diluted-pro forma	$0.89	$0.14	$1.69	$0.58

NOTE B – DEBT

Corporate Debt

     At June 30, 2004 and December 31, 2003, the Company had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $15.5 million and $19.0 million, respectively, all of which constituted indebtedness of the holding company.

Trust Preferred Securities

     On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “Notes”). The Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the Notes) of the Company. The Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50% (4.67% at June 30, 2004), payable quarterly on February 15, May 15, August 15, and November 15 of each year. The quarterly distributions on the Trust Securities are paid at the same rate that interest is paid on the Notes.

     The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts payable under the Trust Preferred Securities. The Trust must redeem the Trust Securities when the Notes are paid at maturity or upon any earlier prepayment of the Notes. Under the provisions of the Notes, the Company has the right to defer payment of the interest on the Notes at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the Notes are deferred, the distributions on the Trust Securities will also be deferred.

     The Company received proceeds from the transaction in the amount of $14.6 million, net of issuance costs in the amount of $423,500, which cost is carried in “other assets” on the Company’s consolidated balance sheet and is being amortized over five years as interest expense. The Company incurred $14,000 of amortization of issuance costs on the notes in the six months ended June 30, 2004.

     In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trust have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $470,000 investment in the common equity of the Trust has been reflected on the Company’s consolidated balance sheet as “equity securities,” and the income paid to the Company by the Trust with respect to the Common Securities, and interest received by the Trust from the Company with respect to the $15.5 million principal amount of the Notes, has been reflected in the Company’s consolidated statement of income as interest income and interest expense, respectively. The increase to interest income and interest expense was $4,000 and $124,000, respectively, for the three months ended June 30, 2004.

Senior Notes

     On June 22, 1994, the Company authorized an issue of its 8.75% Senior Notes due June 2004 in the aggregate amount of $27.7 million. In accordance with the agreement governing the terms of the notes (the “Note Agreement”), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company was required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. On June 1, 2004, the Company paid in full the final payment in the amount of $4.0 million (outstanding balance at December 31, 2003) plus interest of $173,000. The Company incurred $144,000 and $317,000 of interest expense on the notes in the six months ended June 30, 2004 and 2003, respectively.

Bank Credit Facility

     The Company has entered into a bank credit facility with Bank of America, NA and JP Morgan Chase Bank. The bank credit facility matures in January 2005. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. The Company intends to utilize the proceeds of the facility for general working capital purposes. At June 30, 2004, the Company had no borrowings outstanding under the facility.

Other

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

Student Loan Debt

     At each of June 30, 2004 and December 31, 2003, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness was issued by a bankruptcy-remote special purpose entity (the “SPE”). At June 30, 2004 and December 31, 2003, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $110.5 million and $111.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $41.7 million and $40.4 million, respectively. At June 30, 2004, $33.8 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006. All such indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans pledged to secure such facility are reflected as student loan assets on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the College Fund Life Division structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded and will in the future record no gain on sale of the assets transferred to the SPE.

     During the six months ended June 30, 2004 and 2003, the Company incurred total interest on borrowings associated with the College Fund Life Division securitization in the amount of $890,000 and $1.0 million, respectively.

NOTE C – INCOME TAXES

     The Company’s effective tax rate on continuing operations for the six-month period ended June 30, 2004 was 34.7%, compared to 34.8% for the corresponding 2003 period. For the six-month period ended June 30, 2004, the Company’s effective tax rate on discontinued operations was 5.9%. The effective tax rate on discontinued operations differs from the expected tax rate of 35% as a result of the partial release of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004.

NOTE D – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Income available to common shareholders:
Income from continuing operations	$35,947	$13,293	$68,645	$33,503
Income (loss) from discontinued operations	6,457	(6,508)	12,150	(5,615)

Net income	$42,404	$6,785	$80,795	$27,888

Weighted average shares outstanding - basic earnings (loss) per share	46,196	46,630	46,445	46,533
Effect of dilutive securities:
Employee stock options and other shares	1,076	1,210	1,329	1,294

Weighted average shares outstanding - dilutive earnings (loss) per share	47,272	47,840	47,774	47,827

Basic earnings (loss) per share
From continuing operations	$0.78	$0.29	$1.48	$0.72
From discontinued operations	0.14	(0.14)	0.26	(0.12)

Net income	$0.92	$0.15	$1.74	$0.60

Diluted earnings (loss) per share
From continuing operations	$0.76	$0.28	$1.44	$0.70
From discontinued operations	0.13	(0.14)	0.25	(0.12)

Net income	$0.89	$0.14	$1.69	$0.58

NOTE E — COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

Academic Management Services Corp. — Related Litigation

     UICI and certain of its current and former directors and officers have been named as defendants in multiple lawsuits arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp. (“AMS”), formerly a wholly-owned subsidiary of UICI until its disposition in November 2003.

     UICI and certain officers and current and former directors of UICI have been named as defendants in four purported class action suits that are currently pending in federal court in Texas (Dolores Miele, on behalf of herself and all others similarly situated, v. UICI, Gregory T. Mutz, Ronald L. Jensen, et al, filed on May 26, 2004 and pending in the United States District Court, Northern District of Texas, Dallas Division as Case No. 3-04-CV-1149-P; Lois Johnston, v. UICI, Gregory T. Mutz, Ronald L. Jensen, et al, filed on June 3, 2004 and pending in the United States District Court for the Northern District of Texas, Fort Worth Division, as Case No. 04-CV-418-Y; Mohammad A. Chaudhry, individually and on behalf of all others similarly situated, v. UICI, Inc., Gregory T. Mutz, Ronald L. Jenson, et al, filed July 1, 2004 and pending in the United States District Court for the Northern District

of Texas, Fort Worth Division, as Case No. 04-CV-484-Y; and Ronald Antosko v. UICI, Gregory T. Mutz, Ronald L. Jenson, et al, filed July 20, 2004 and pending in the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 304CV1575-D). In each of the cases, plaintiffs, on behalf themselves and a purported class of similarly situated individuals have alleged that, among other things, UICI failed to disclose all material facts relating to the condition of the Company’s former AMS subsidiary, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

     UICI has also been named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement (Bodenhorn v. Gregory T. Mutz, Ronald L. Jensen, et al, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 048-206108-04; and Suprina v. Gregory T. Mutz, Ronald L. Jensen, et al, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 352-206106-04). In each of the cases, the plaintiffs seek a recovery on behalf of UICI and have alleged that the individual defendants violated Texas state law by concealing the true condition of Academic Management Services Corp. prior to the July 2003 announcement.

     Based upon the Company’s initial reading of the complaints, the Company believes that the allegations are without merit, and the Company intends to conduct a vigorous defense in the matter. UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.

Association Group Litigation

Introduction

     The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. The Company and/or its insurance company subsidiaries are a party to several lawsuits challenging the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. In 2003, the Company recorded a $25.0 million charge associated with the reassessment of loss accruals established for this litigation.

Nationwide Class Action Litigation

     As previously disclosed, the Company, The MEGA Life and Health Insurance Company (“MEGA”) and UICI Marketing, Inc. were named in a purported nationwide class action suit filed on October 30, 2003 (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed, et al.) in the United States District Court for the Northern District of Mississippi, Eastern Division. Plaintiff alleged, among other things, that the relationship between the Company, MEGA, and the National Association for the Self-Employed (the “NASE”) constitutes an improper marketing scheme devised by the defendants to sell insurance and that the “scheme” involves the non-disclosure of relationships between the defendants, the undisclosed transfer of association membership dues and fees to the Company, and the utilization of “teaser rates” that are artificially low and established at an amount below that which would be actuarially recommended. Plaintiff, individually and on behalf of similarly situated class members, asserted several causes of action, including fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, and violation of state deceptive and trade practice acts. Plaintiff seeks declaratory judgments, injunctive, and other equitable relief.

     UICI, MEGA and Mid-West National Life Insurance Company of Tennessee (“Mid-West”) were also named as defendants in an action filed on April 22, 2003 (Lacy v. The MEGA Life and Health Insurance Company, et al.) in the Superior Court of California, County of Alameda, Case No. RG03-092881. Plaintiff, purportedly on behalf of the “general public” of California, alleged that all of the defendants are under common control and operate as a unified business arrangement established for the purpose of, among other things, generating profits through association dues and bypassing and circumventing more stringent state insurance regulations applicable to other California insurance companies. Plaintiff further alleged that defendants have knowingly and intentionally failed to disclose the common ownership and control of the defendant group, the amount and character of association dues, administrative fees, and costs of obtaining insurance from MEGA and Mid-West, and that initial premium rates are below the amount actuarially calculated for the purpose of inducing purchases of MEGA and Mid-West policies. Plaintiff asserted that defendants’ actions constitute a violation of California Business and Professions Code § 17200, for which plaintiff and the California general public are entitled to injunctive, disgorgement, and monetary relief in an unspecified amount.

     The Judicial Panel on Multi-District Litigation subsequently transferred the Lacy and Golebiowski cases to, and such cases are currently pending in, the United States District Court for the Northern District of Texas, Dallas Division (In re UICI “Association Group” Insurance Litigation, MDL Docket No. 1578).

     On May 14, 2004, the Company, MEGA, and Mid-West executed a definitive Stipulation of Settlement and Release agreement contemplating, among other things, the full and final settlement of the Golebiowski and Lacy cases. Pursuant to the terms of the settlement, MEGA and Mid-West have agreed to include enhanced disclosures in their marketing and sales materials with respect to the contractual relationships between UICI and the insurance companies, on the one hand, and the associations, on the other hand, and MEGA and Mid-West have also agreed to enter into an injunction with respect to certain business practices. In addition, members of a to-be-certified nationwide class of current and former MEGA and Mid-West insureds and current and former members of the associations will be entitled to relief in the form of free insurance coverage for a period of months under a personal accident policy to be issued by a UICI subsidiary (covering, among other things, accidental death and out-patient and hospital costs incurred as a result of specified accidents) and discounts on association membership fees. The settlement also contemplates the payment of attorneys’ fees to counsel for the plaintiffs’ class. The proposed settlement does not contemplate a release of specific claims by individuals for insurance coverage benefits. The Company believes that the terms of the settlement as contemplated by the Stipulation of Settlement and Release will not have a material adverse effect upon the financial condition or results of operations of the Company.

     On July 6, 2004, the Court issued an order granting conditional certification of the nationwide settlement class, confirming appointment of class counsel, granting preliminary approval of the proposed settlement and scheduling a final approval hearing for October 5, 2004. Notice of the settlement was mailed to members of the plaintiff class and published on August 2, 2004. The settlement of the to-be-certified class action litigation remains subject to the final approval of, and granting of a final judgment by, the United States District Court for the Northern District of Texas. There can be no assurance that these conditions to effectiveness of the settlement will in fact be satisfied.

Mississippi Individual Litigation

     MEGA was previously a defendant in six cases filed in Mississippi that contained allegations regarding the relationships between MEGA and the NASE (Bailey, et al. v. MEGA Life, et al., filed on February 13, 2003 in the Circuit Court of Chickasaw County, Mississippi; Tomlin, et al. v. MEGA Life and Health Insurance Company, et al., filed on January 28, 2003 in the Circuit Court of Monroe County, Mississippi; Pride, et al. v. MEGA Life, et al., filed on December 31, 2002 in the Circuit Court of Panola County, Mississippi; Bishop v. John Doe, MEGA Life and Health Insurance Company, et al., filed on April 15, 2003 in the Circuit Court of Lafayette County, Mississippi; Clark, et al. v. MEGA Life and Health Insurance Company, et al., filed on April 16, 2003 in the Circuit Court of Tate County, Mississippi; and Webster, et al. v. The MEGA Life and Health Insurance Company, et al., filed on June 18, 2003 in the Circuit Court of the First Judicial District of Chickasaw County, Mississippi). Plaintiffs alleged in the cases, among other things, that MEGA pursued a scheme of deceptive sales practices designed to create the impression that the NASE is an independent entity; that in fact the NASE and MEGA are “under common ownership and control”; and that the benefits of NASE membership are negligible and membership is intended to permit the Company to control the insurer/insured relationship.

     On February 20, 2004, the Judicial Panel on Multi-District Litigation transferred the Tomlin, Bailey, Webster, Pride, Clark, and Bishop cases to the United States District Court for the Northern District of Texas (In re UICI “Association Group” Insurance Litigation, MDL Docket No. 1578), for coordinated pretrial proceedings.

     Without admitting liability, on April 16, 2004, MEGA executed agreements fully and finally resolving each of the Tomlin, Pride, Bailey, Bishop, Clark, and Webster cases on terms that did not have a material adverse effect on MEGA’s financial condition or results of operations. Following execution of the settlement agreements, in May 2004 the Court entered agreed orders dismissing each of the Tomlin, Bailey, Bishop, Pride, Clark, and Webster cases with prejudice.

California Litigation

     UICI and MEGA have been named as defendants in a purported class action suit filed on May 6, 2004 (Diaz v. The MEGA Life and Health Insurance Company, UICI, et al.) in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV–080379. Plaintiffs have alleged, on behalf of themselves and as representatives of all other policyholders of MEGA in California, that the defendants are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code §17200. Plaintiffs also have alleged that defendants (i) “maintain NASE to illegally avoid premium rate regulation,” (ii) fail to issue insurance coverage to members of the NASE on a guaranteed issue basis in violation of California law, (iii) and rescind certificates in violation of California law. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. The Diaz case was removed to the United States District Court for the Central District of California, Eastern Division on July 8, 2004.

     UICI and MEGA have been named as defendants in a purported class action filed on May 14, 2004 (Joyce, et al. v. UICI, MEGA, the National Association for the Self-Employed, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC315580. Plaintiffs have alleged that defendants breached the implied covenant of good faith and fair dealing and committed fraud, professional negligence, and negligent misrepresentation. In addition, Plaintiffs have alleged, on behalf of themselves and persons similarly situated in the state of California, that defendants violated the unfair competition restrictions of California Business and Professions Code §17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On June 21, 2004, defendants removed the Joyce case to the United States District Court for the Central District of California.

     UICI and MEGA have been named as defendants in a suit filed on May 13, 2004 (Armistead, et al. v. The MEGA Life and Health Insurance Company, UICI, et al.) in the Superior Court for the State of California, County of San Bernardino, Case No. SCVSS 115480. Plaintiffs have alleged, among other things, that the defendants breached the duty of good faith and fair dealing, breached a contract of insurance and are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code § 17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     As previously disclosed, UICI and Mid-West were named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff alleged, among other things, that defendants engaged in illegal marketing practices in connection with the sale of health insurance. The lawsuit asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003, the Correa case was removed to the United States District Court for the Central District of California. On February 20, 2004, the Judicial Panel on Multi-District Litigation transferred the Correa matter to the United Sates District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578). On May 7, 2004, the Company agreed, without admitting liability, to finally and fully settle the Correa matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations.

     As previously disclosed, UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Startup, et al. v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance for Affordable Services (the “Alliance”) and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 28, 2003, the Court granted defendants’ motion to compel arbitration and stayed the case pending arbitration.

     As previously disclosed, UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune, et al. v. UICI, et al.) in the Superior Court of the State of California, County of San Bernardino, Case No. RCV 074062. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. UICI and Mid-West removed the Portune case to the United States District Court for the Central District of California, Eastern Division, and the case has been subsequently transferred to the United States District Court for the Central District of California, Western Division. All pending matters in the case have been adjourned by Court order. On February 20, 2004, the Judicial Panel on Multi-District Litigation transferred the Portune matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson, et al. v. UICI, et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs have asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, and negligent misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     As previously disclosed, UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI, et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On April 23, 2004, the Judicial Panel on Multi-District Litigation issued a conditional transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 2, 2004 (Orallo v. UICI, et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308683. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer, et al. v. UICI, et al.) pending in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The Springer matter was removed to the United States District Court for the Northern District of California, San Jose Division on May 12, 2004. On July 1, 2004, the Judicial Panel on Multi-District Litigation issued a conditional order transferring the Springer matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 22, 2004 (Mendoza, et al. v. UICI, et al) in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code §17200, professional negligence, and negligent misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela v. UICI, MEGA, the National Association for the Self-Employed, et al.) in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiff has alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The case was removed to the United States District Court for the Southern District of California on March 29, 2004. On April 23, 2004, the Judicial Panel on Multi-District Litigation issued a conditional transfer order transferring the matter to the United States District Court for the Northern District of

Texas for coordinated pretrial purposes (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

Texas Litigation

     As previously disclosed, UICI and MEGA were formerly named as defendants in a purported class action suit filed on April 22, 2003 (Garcia v. UICI, et al.) in the District Court of Starr County, Texas, 381st Judicial District, Case No. DC-03-135. Plaintiffs, on behalf of themselves and a purported class of similarly situated individuals, asserted, among other things, that MEGA, the NASE Group Trust, and the NASE are under common control and ownership and operate as a “unified business arrangement” that is used solely for the purpose of generating profits through association dues and avoiding state insurance regulations. Plaintiffs alleged that defendants have used false and deceptive advertising and sales practices in connection with the sale of insurance in Texas in violation of the Texas Insurance Code, and plaintiffs further alleged conversion and breach of contract, for which they asked for a return of all association dues and administrative fees collected by the defendants. On May 13, 2004, the Company agreed, without acknowledging any fault, liability or wrongdoing of any kind, to settle the Garcia case, on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. On May 14, 2004, the Court issued an order dismissing the case with prejudice.

Oklahoma Litigation

     MEGA was named as a defendant in a lawsuit filed on April 22, 2004 (Verrill, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Cleveland County, Oklahoma, Case No. CJ-04-670W. Plaintiffs have alleged that defendants breached a duty of good faith owed to plaintiffs, and that defendants engaged in fraudulent, deceptive or predatory practices in the marketing of health insurance and association memberships. Plaintiffs seek monetary relief for alleged actual, exemplary and punitive damages.

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

     UICI and MEGA were also named as defendants in a lawsuit filed on November 20, 2003 (Thomas, et al. v. The MEGA Life and Health Insurance Company, et al.), in the District Court of Cleveland County, Oklahoma, Case No. CJ-2003-1965. Plaintiffs have alleged defendants defrauded them into purchasing a health insurance policy and acted in bad faith and in breach of their contractual obligations in processing plaintiffs’ health claims. Plaintiffs have further alleged UICI is the “alter ego” of MEGA.

Arkansas Litigation

     As previously disclosed, on January 21, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Tremor v. The MEGA Life and Health Insurance Company, et al.) filed in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. The Tremor case was removed to the United States District Court for the Eastern District of Arkansas, Western Division on February 23, 2004. On April 23, 2004, the Judicial Panel on Multi-District Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association Group” Insurance Litigation, MDL Docket No. 1578).

     In an action filed on April 5, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Jessie Powell v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Phillips County, Arkansas, Case No. CV 2004-106. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. The Powell case was removed to the United States District Court for the Eastern District of Arkansas, Eastern Division on May 11, 2004. On July 1, 2004 the Judicial Panel on Multi-District Litigation issued a conditional transfer order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

New Mexico Litigation

     UICI and MEGA have been named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed, et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. A special master has been appointed for discovery purposes and defendants are currently in the process of responding to discovery requests.

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

     Plaintiffs in the Skinner and Hansen cases allege that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies, and that they have not been paid on health claims submitted pursuant to those certificates. Plaintiffs in Skinner and Hansen claim damages, including punitive damages, and attorneys’ fees. The Company moved for partial summary judgment with respect to plaintiffs’ breach of contract and bad faith claims in both cases. The Court ruled in favor of the Company, and dismissed those claims with prejudice. Mid-West filed a motion in Skinner to dismiss plaintiff Judy Skinner for lack of standing to assert the claims alleged in the Complaint. The Court granted this motion with respect to the breach of contract and bad faith claims and denied the motion with respect to the fraud and intentional infliction of emotional distress claims. Mid-West filed a motion for partial summary judgment in Hansen based on similar standing arguments. The Court denied the motion. Discovery has commenced in each case. The Skinner case is scheduled for trial in October 2005, and trial in Hansen is scheduled to commence in August 2005.

     Plaintiffs in Peterson, Murphy, and Graybeal have alleged, among other things, that the Mid-West certificates that they purchased were of a lesser quality than represented, and that they have not been paid for certain claims submitted under the certificates. Plaintiffs in Peterson purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys’ fees. The Idaho Supreme Court has ruled that the Murphy plaintiffs were not required to arbitrate their disputes with Mid-West. Discovery has commenced in these cases. The trial in Peterson is scheduled to begin in July 2005, and the trial in Graybeal is scheduled to begin in January 2006. The trial date has been set in Murphy for December 14, 2004.

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

NOTE F – SEGMENT INFORMATION

     The Company’s operating segments are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors.

     The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, minority interest, interest expense on corporate debt and variable stock-based compensation.

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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$367,735	$329,106	$728,803	$637,716
Group Insurance Division	116,220	82,807	226,931	166,301
Life Insurance Division	16,617	15,857	32,444	31,893
Other Insurance	3,380	—	4,681	—

Total Insurance:	503,952	427,770	992,859	835,910
Other Key Factors	8,073	3,287	13,882	6,714
Intersegment Eliminations	(45)	(309)	(65)	(693)

Total revenues from continuing operations	$511,980	$430,748	$1,006,676	$841,931

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$69,965	$24,508	$114,582	$48,302
Group Insurance Division	(18,642)	3,023	(18,484)	8,106
Life Insurance Division	1,249	(4,727)	2,385	(2,900)
Other Insurance	305	—	84	—

Total Insurance	52,877	22,804	98,567	53,508
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	6,013	(432)	9,333	(1,632)
Losses in Healthaxis, Inc. investment	—	(301)	—	(945)
Variable stock-based compensation (expense) benefit	(3,775)	(1,685)	(2,772)	452

	2,238	(2,418)	6,561	(2,125)

Total income from continuing operations before federal income taxes	$55,115	$20,386	$105,128	$51,383

	June 30,	December 31,
	2004	2003
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$824,697	$821,837
Group Insurance Division	162,621	251,164
Life Insurance Division	628,359	608,714
Other Insurance	5,986	1,011

Total Insurance	1,621,663	1,682,726
Other Key Factors:
General corporate and other	508,083	444,233

Subtotal	2,129,746	2,126,959
Assets held for sale	—	13,291

Total assets	$2,129,746	$2,140,250

NOTE G – AGENT STOCK ACCUMULATION PLANS

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

     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the six months ended June 30, 2004 and 2003, the Company recorded total compensation expense associated with these agent plans in the amount of $11.2 million and $4.6 million, respectively, of which an expense (benefit) of $2.8 million and $(452,000), respectively, represent the non-cash stock based compensation associated with the adjustment to the liability for future unvested benefits.

     At December 31, 2003, the Company had recorded approximately 1.8 million unvested matching credits associated with the Agent Plans, of which approximately 700,000 vested in January 2004. At June 30, 2004, the Company had recorded approximately 1.6 million unvested matching credits.

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

NOTE H – DISCONTINUED OPERATIONS

     The Company has reflected as discontinued operations for financial reporting purposes the results of its former Academic Management Services Corp. subsidiary (which the Company sold on November 18, 2003), its former Senior Market Division and its former Special Risk Division.

     Results from discontinued operations for the three months ended June 30, 2004 reflected a favorable resolution of a dispute relating to its former Special Risk Division (which resulted in pre-tax income in the amount of $10.7 million) and a tax benefit associated with the partial release of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004. See Note C. These favorable factors were offset by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that have recently been filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former Academic Management Services Corp subsidiary. See Note E.

     Results for the six months ended June 30, 2004 also reflect a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp. and reflected as held-for-sale assets on the Company’s consolidated balance sheet.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company’s operating segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, minority interest, interest expense on corporate debt and variable stock-based compensation).

     Set forth in the table below is total Insurance segment premium by division for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Premium:
Self-Employed Agency Division	$333,944	$293,771	$662,226	$570,650
Group Insurance Division	113,245	80,013	219,628	160,330
Life Insurance Division	9,196	8,104	17,376	15,897
Other Insurance	3,323	—	4,581	—

Total premium	$459,708	$381,888	$903,811	$746,877

Results of Operations

     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended			Six Months Ended
	June 30,		Percentage Increase	June 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$451,258	$373,421	21%	$886,719	$730,839	21%
Life premiums and other considerations	8,450	8,467	0%	17,092	16,038	7%

Total premium:	459,708	381,888	20%	903,811	746,877	21%
Investment income	21,195	18,926	12%	41,892	38,793	8%
Other income	27,780	29,736	(7%)	56,115	56,448	(1%)
Gains (losses) on investments	3,297	198	NM	4,858	(187)	NM

Total revenues:	511,980	430,748	19%	1,006,676	841,931	20%
Benefits and Expenses
Benefits, claims, and settlement expenses	271,797	246,187	10%	554,564	484,183	15%
Underwriting, policy acquisition costs, and insurance expenses	165,719	143,092	16%	312,634	268,177	17%
Stock appreciation (benefit) expense	3,775	1,685	NM	2,772	(452)	NM
Other expenses	14,849	18,284	(19%)	30,086	36,233	(17%)
Interest expense	725	813	(11%)	1,492	1,462	2%
Losses in Healthaxis, Inc. investment	—	301	NM	—	945	NM

Total expenses:	456,865	410,362	11%	901,548	790,548	14%

Income from continuing operations before income taxes	55,115	20,386	170%	105,128	51,383	105%
Federal income taxes	19,168	7,093	170%	36,483	17,880	104%

Income from continuing operations	35,947	13,293	170%	68,645	33,503	105%
Income (loss) from discontinued operations (net of income tax expense (benefit))	6,457	(6,508)	NM	12,150	(5,615)	NM

Net income	$42,404	$6,785	NM	$80,795	$27,888	NM

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$367,735	$329,106	$728,803	$637,716
Group Insurance Division	116,220	82,807	226,931	166,301
Life Insurance Division	16,617	15,857	32,444	31,893
Other Insurance	3,380	—	4,681	—

Total Insurance	503,952	427,770	992,859	835,910
Other Key Factors	8,073	3,287	13,882	6,714
Intersegment Eliminations	(45)	(309)	(65)	(693)

Total revenues from continuing operations	$511,980	$430,748	$1,006,676	$841,931

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Operating income(loss) from continuing operations:
Insurance:
Self-Employed Agency Division	$69,965	$24,508	$114,582	$48,302
Group Insurance Division	(18,642)	3,023	(18,484)	8,106
Life Insurance Division	1,249	(4,727)	2,385	(2,900)
Other Insurance (1)	305	—	84	—

Total Insurance	52,877	22,804	98,567	53,508
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	6,013	(432)	9,333	(1,632)
Losses in Healthaxis, Inc. investment	—	(301)	—	(945)
Variable stock-based compensation (expense) benefit.	(3,775)	(1,685)	(2,772)	452

	2,238	(2,418)	6,561	(2,125)

Total operating income from continuing operations	$55,115	$20,386	$105,128	$51,383

(1) Other Insurance reflects results of a subsidiary (ZON Re USA, LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis.

     UICI’s results of operations for the three and six months ended June 30, 2004 were particularly impacted by the following factors:

Self- Employed Agency Division

     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and six months ended June 30, 2004 and 2003:

	Self-Employed Agency Division
	Three Months Ended			Six Months Ended
	June 30,		Percentage Increase	June 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$333,944	$293,771	14%	$662,226	$570,650	16%
Investment income(1)	8,517	7,561	13%	16,937	14,982	13%
Other income	25,274	27,774	(9%)	49,640	52,084	(5%)

Total revenues	367,735	329,106	12%	728,803	637,716	14%
Expenses:
Benefit expenses	170,422	180,130	(5%)	367,013	355,465	3%
Underwriting and policy acquisition expenses	114,297	109,284	5%	221,069	204,931	8%
Other expenses(1)	13,051	15,184	(14%)	26,139	29,018	(10%)

Total expenses	297,770	304,598	(2%)	614,221	589,414	4%

Operating income	$69,965	$24,508	NM	$114,582	$48,302	NM

Other operating data:
Loss ratio(2)	51.0%	61.3%		55.4%	62.3%
Expense ratio (3)	34.3%	37.2%		33.4%	35.9%

Combined ratio	85.3%	98.5%		88.8%	98.2%
Average number of writing agents in period	2,405	2,565		2,493	2,663
Submitted annualized volume(4)	$215,169	$215,461		$460,717	$462,831

NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

     The SEA Division reported operating income of $70.0 million and $114.6 million in the three and six-month periods ended June 30, 2004, compared to operating income of $24.5 million and $48.3 million in the corresponding 2003 periods. Operating income at the SEA Division in the six month period ended June 30, 2004, was positively impacted by an increase in earned premium revenue, reduced commission and marketing expenses as a percentage of earned premium, and a decrease in loss ratio resulting from favorable claims experience. Earned premium revenue at the SEA Division increased to $333.9 million in the second quarter of 2004 from $293.8 million in the second quarter of 2003 and to $662.2 million in the first six months of 2004 from $570.7 million in the first six months of 2003. Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) remained relatively level in the six months ended June 30, 2004 compared to corresponding period in 2003 ($460.7 million in the 2004 six-month period and $462.8 million in the 2003 six-month period). The Company attributes the slowing of growth in submitted annualized premium volume to a reduced number of writing agents in the field and the entry of new competitors into selected markets served by the Company.

     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and six-month periods ended June 30, 2004 was 21.0% and 17.3%, respectively, compared to 8.3% and 8.5%, respectively, in the corresponding periods of the prior year. The significant increase in operating margin in the second quarter of 2004 was attributable primarily to a decrease in the loss ratio (from 61.3% in the second quarter of 2003 to 51.0% in the second quarter of 2004) and a decrease in the effective commission rate (due to the decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). The decrease in loss ratio was due in part to the reduction of claim reserves established in 2003 in response to a rapid pay down of an excess pending claims inventory. The actual claim payment experience in the six months ended June 30, 2004 with respect to prior periods was lower than originally estimated when the claim reserves were established in 2003. The decrease in loss ratio was also due in part to lower levels of incurred claims in the current period compared to prior periods. The Company currently anticipates that loss ratios at the SEA Division will begin over time to trend upward to historical levels.

     As the Company has previously announced, in May 2004 the Company and its principal insurance subsidiaries executed a definitive agreement contemplating the full and final settlement on a nationwide class action basis of certain pending litigation challenging the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. The Company believes that the terms of the settlement as contemplated by the agreement will not have a material adverse effect upon the financial condition or results of operations of the Company. On July 6, 2004, the Court issued an order granting conditional certification of the nationwide settlement class, confirming appointment of class counsel, granting preliminary approval of the proposed settlement and scheduling a final approval hearing for October 5, 2004. Notice of the settlement was mailed to members of the plaintiff class and published on August 2, 2004. The settlement of the to-be-certified class action litigation remains subject to the final approval of, and granting of a final judgment by, the United States District Court for the Northern District of Texas. There can be no assurance that these conditions to effectiveness of the settlement will in fact be satisfied. Results of operations for the year ended December 31, 2003 reflected a $25.0 million charge associated with the reassessment of loss accruals established for this and all other pending association group-related litigation.

Group Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Group Insurance Division (consisting of the Company’s Student Insurance and Star HRG business units) for the three and six months ended June 30, 2004 and 2003:

	Group Insurance Division
	Three Months Ended			Six Months Ended
	June 30,		Percentage Increase	June 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$113,245	$80,013	42%	$219,628	$160,330	37%
Investment income(1)	1,520	1,097	39%	3,535	2,687	32%
Other income	1,455	1,697	(14%)	3,768	3,284	15%

Total revenues	116,220	82,807	40%	226,931	166,301	36%
Expenses:
Benefit expenses	93,463	58,281	60%	173,264	114,886	51%
Underwriting and acquisition expenses	41,399	21,503	93%	72,151	43,309	67%

Total expenses	134,862	79,784	69%	245,415	158,195	55%

Operating income	$(18,642)	$3,023	NM	$(18,484)	$8,106	NM

Other operating data:
Loss ratio(2)	82.5%	72.8%		78.9%	71.7%
Expense ratio (3)	36.6%	26.9%		32.8%	27.0%

Combined ratio	119.1%	99.7%		111.7%	98.7%

NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

     The Company’s Group Insurance Division (consisting of the Company’s Student Insurance and Star HRG business units) reported operating losses of $(18.6) million and $(18.5) million in the three and six months ended June 30, 2004, compared to operating income of $3.0 million and $8.1 million in the corresponding periods of 2003.

     The operating losses in the 2004 periods at the Group Insurance segment were attributable to results at the Company’s Student Insurance business unit, which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. Results in the second quarter of 2004 at the Student Insurance business unit reflected, among other things, the following factors:

•	higher than expected claims experience in the Student Insurance business unit’s college business written for the 2003-2004 school year in the amount of $(9.3) million (which in turn also resulted in a write off of deferred acquisition costs related to the 2003-2004 block of business in the amount of $(2.1) million, which otherwise would have been amortized completely in the third quarter of 2004);

•	an impairment charge in the amount of $(6.3) million principally associated with the abandonment of computer hardware and software assets associated with a claims processing system; and

•	higher than expected administrative costs attributable to inefficiencies created with its claim processing systems.

     The Student Insurance business unit continues to experience a higher than normal backlog in outstanding claims, which is attributable to unforeseen difficulties in converting to a new claims processing system. The Company currently anticipates that its outstanding claims backlog will be reduced to normalized levels during the course of the third quarter of 2004. In establishing its best estimate of reserves for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health insurance contracts, the Company has considered in its actuarial analyses the higher than normal backlog in outstanding claims at its Student Insurance business unit.

     The Company’s Student Insurance business unit has completed its 2004-2005 school year sales efforts, with respect to which it has imposed significant rate increases. The Company currently anticipates that the impact of such rate increases will not be fully realized until 2005.

     The Student Insurance business unit reported a 45.7% quarter over quarter increase in earned premium revenue, from $50.6 million in the second quarter of 2003 to $73.7 million in the second quarter of 2004.

     Second quarter 2004 results at the Group Insurance Division were positively impacted by favorable operating results at the Company’s Star HRG business unit. Despite quoting premium rate increases on new and renewal accounts, Star HRG reported a 34.4% quarter-over-quarter increase in earned premium revenue, from $29.5 million in the second quarter of 2003 to $39.6 million in the second quarter of 2004.

     As a result of the losses experienced in the second quarter and first six months of 2004 at its Student Insurance business unit, the Company currently anticipates that overall results at its Group Insurance Division for the remaining six months ending December 31, 2004 will be near breakeven. The Company currently anticipates that the Group Insurance Division will return to profitability in 2005.

Life Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and six months ended June 30, 2004 and 2003:

	Life Insurance Division
	Three Months Ended			Six Months Ended
	June 30,		Percentage Increase	June 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$9,196	$8,104	13%	$17,376	$15,897	9%
Investment income(1)	6,673	7,589	(12%)	13,741	15,656	(12%)
Other income	748	164	NM	1,327	340	NM

Total revenues	16,617	15,857	5%	32,444	31,893	2%
Expenses:
Benefit expenses	6,125	7,775	(21%)	11,997	13,832	(13%)
Underwriting and acquisition expenses	8,780	12,305	(29%)	17,172	19,937	(14%)
Interest expense	463	504	(8%)	890	1,024	(13%)

Total expenses	15,368	20,584	(25%)	30,059	34,793	(14%)

Operating income (loss)	$1,249	$(4,727)	NM	$2,385	$(2,900)	NM

NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

     The Company’s Life Insurance Division reported operating income in the three and six months ended June 30, 2004 of $1.2 million and $2.4 million, respectively, compared to operating losses of $(4.7) million and $(2.9) million, respectively, in the corresponding 2003 periods. The operating loss in the second quarter of 2003 was attributable to a charge associated with the final resolution of litigation arising out of the closedown in 2001 of the Company’s former workers compensation business and costs associated with the closedown of the Company’s College Fund Life Division operations.

     During the three and six months ended June 30, 2004, the Company’s Life Insurance Division generated submitted premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance applications submitted) associated with new life insurance business in the amount of $13.3 million and $24.0 million, respectively, representing a significant increase over submitted premium volume in 2003. The submitted premium volume for the comparable periods in 2003 was $1.3 million and $2.5 million, respectively.

Other Key Factors

     In the three and six months ended June 30, 2004, the Company’s Other Key Factors segment reported operating income of $2.2 million and $6.6 million, respectively, compared to operating losses of $(2.4) million and $(2.1) million in the corresponding periods of 2003.

     The increase in operating income in the Other Key Factors category in the three months ended June 30, 2004 as compared to the corresponding 2003 period was primarily attributable to a $2.0 million increase in investment income on equity, a $3.2 million increase in net realized gains (from $198,000 in the second quarter of 2003 to $3.4 million in the second quarter of 2004) and a reduction in general corporate expenses of $1.3 million. These favorable factors were offset in part by a $2.1 million quarter over quarter increase in the expense related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. In connection with these plans, the Company records non-cash variable stock-based compensation expense (or records a benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See Note G of Notes to Condensed Consolidated Financial Statements.

     The increase in operating income in the Other Key Factors category in the six months ended June 30, 2004 as compared to the corresponding 2003 period was primarily attributable to a $2.4 million increase in investment income on equity, a reduction of general corporate expenses of $2.7 million and a $6.0 million increase in net realized gains (from $(187,000) in net realized losses in the first six months of 2003 to $5.8 million of realized gains in the first six months of 2004). These favorable factors were offset in part by a $3.2 million period-over-period increase (from a benefit of $452,000 in the first six months of 2003 to an expense of $(2.8) million in the first six months of 2004) in the expense related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents.

Discontinued Operations

     The Company has reflected as discontinued operations for financial reporting purposes the results of its former Academic Management Services Corp. subsidiary (which the Company sold on November 18, 2003), its former Senior Market Division and its former Special Risk Division.

     In the three and six months ended June 30, 2004, the Company recorded income from discontinued operations in the amount of $6.5 million, net of tax ($0.13 per diluted share) and $12.2 million, net of tax ($0.25 per diluted share), respectively, compared to losses from discontinued operations in the amount of $(6.5) million, net of tax ($(0.14) per diluted share) and $(5.6) million, net of tax ($(0.12) per diluted share), respectively, recorded in the three and six months ended June 30, 2003.

     Results from discontinued operations for the three months ended June 30, 2004 reflected a favorable resolution of a dispute relating to its former Special Risk Division (which resulted in pre-tax income in the amount of $10.7 million) and a tax benefit associated with the partial release of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004. See Note C of Notes to Condensed Consolidated Financial Statements. These favorable factors were offset by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that have recently been filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former Academic Management Services Corp subsidiary. See Note E of Notes to Condensed Consolidated Financial Statements.

     Results for the six months ended June 30, 2004 also reflect a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp. and reflected as held-for-sale assets on the Company’s consolidated balance sheet.

Liquidity and Capital Resources

     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the six months ended June 30, 2004, net cash provided by operations totaled approximately $97.7 million, compared to net cash provided by operations of $87.6 million in the corresponding period of 2003.

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

     At December 31, 2003 and June 30, 2004, UICI at the holding company level held cash and cash equivalents in the amount of $37.8 million and $44.3 million, respectively. The Company currently estimates that through December 31, 2004, the holding company will have sufficient cash to meet its scheduled cash requirements. There can be no assurance that the cash requirements at the holding company level will not exceed current estimates, or that the holding company will be able to raise sufficient cash to fund cash requirements on a timely basis.

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

     At June 30, 2004 and December 31, 2003, the Company at the holding company level had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) in the amount of $15.5 million and $19.0 million, respectively. See Note B of Notes to Condensed Consolidated Financial Statements.

     The Company has entered into a bank credit facility with Bank of America, NA and JP Morgan Chase Bank maturing in January 2005. Under the facility, the Company may borrow from time to time up to $30.0 million on a revolving, unsecured basis. Loans outstanding under the facility will bear interest at the option of the Company at prime plus 1% or LIBOR plus 1%. The Company intends to utilize the proceeds of the facility for general working capital purposes. The Company has not to date borrowed any funds under the facility.

     On April 29, 2004, the Company through a newly formed Delaware statutory business trust completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million. See Note B of Notes to Condensed Consolidated Financial Statements.

     On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp and reflected as held-for-sale assets on the Company’s consolidated balance sheet. The sale of the uninsured student loans generated to the Company gross cash proceeds in the amount of approximately $25.0 million.

     On April 19, 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG.

Stock Repurchase Plan

     At its April 28, 2004 quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through July 28, 2004, the Company had purchased an aggregate of 4,571,000 shares

(at an aggregate cost of $64.1 million; average cost per share of $14.03) under the program, of which 1,043,400 shares (at an aggregate cost of $16.3 million; average cost per share of $15.67) have been purchased during 2004. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 929,000 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

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

     GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, state insurance regulators or state legislatures will likely adopt rules that will limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use nonpublic information about consumers to third parties. These limitations will require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA will significantly affect how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

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

     The Company is aware that selected states are reviewing the laws and regulations under which association group policies are issued. The Company and its insurance company subsidiaries are also parties to several lawsuits challenging the nature of the relationship between the insurance companies and the membership associations that make available to their members the insurance companies’ health insurance products. See Note E of Notes to Consolidated Condensed Financial Statements. While the Company believes that its insurance company subsidiaries are providing association group coverage in full compliance with applicable law, changes in the Company’s relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on the financial condition, results of operations and/or business of the Company.

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

     The Company has not experienced significant changes related to its market risk exposures during the six months ended June 30, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

     As of June 30, 2004, the Company’s management, including William J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”).

     The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company’s controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls provide reasonable assurance that the information required to be disclosed by the Company in its periodic Securities and Exchange Commission filings is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There have been no significant changes in the Company’s internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     The Company is a party to various material legal proceedings, all of which are described in Note E of Notes to the Consolidated Condensed Financial Statements included herein and in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003 under the caption “Item 3 — Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s financial condition or results of operations.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2004, the Company issued 16,000 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on May 19, 2004. The following members were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Ronald L. Jensen	40,590,197	1,190,145
William J. Gedwed	40,653,247	1,127,095
Glenn W. Reed	40,786,101	994,241
Richard T. Mockler	41,002,224	778,118
Mural R. Josephson	40,433,655	1,346,687
R. H. Mick Thompson	40,544,145	1,236,197
Dennis C. McCuistion	40,537,345	1,242,997

     The results of the voting for the proposal to approve the UICI Agency Matching Total Ownership Plan II were as follows:

For	Against	Abstain
32,188,022	4,321,468	64,370

     The results of the voting for the proposal to approve the UICI Matching Agency Contribution Plan I were as follows:

For	Against	Abstain
32,905,720	3,570,983	197,157

     The results of the voting on the appointment of auditors were as follows:

     Ratification of Appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

     The voters of the stockholders on this item were as follows:

In Favor	Against	Abstain
41,064,959	569,939	145,444

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of UICI

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of UICI

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of UICI and by Mark D. Hauptman, Chief Financial Officer of UICI

(b) Reports on Form 8-K.

1.	Current Report on Form 8-K dated April 28, 2004 and filed April 29, 2004

2.	Current Report on Form 8-K dated and filed May 14, 2004

3.	Current Report on Form 8-K dated and filed May 28, 2004

4.	Current Report on Form 8-K dated and filed June 9, 2004

5.	Current Report on Form 8-K dated July 28, 2004 and filed July 29, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UICI
(Registrant)

Date: August 6, 2004	/s/ William J. Gedwed

William J. Gedwed, President,
Chief Executive Officer and Director

Date: August 6, 2004	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer