Form 10-Q
period 2004-09-30
UICI
filed 2004-11-09
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 45,728,018 shares as of October 28, 2004.

INDEX

UICI AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets-September 30, 2004 (unaudited) and December 31, 2003	3

	Consolidated condensed statements of income (unaudited) – Three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003	4

	Consolidated condensed statements of comprehensive income (unaudited) – Three months ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003	5

	Consolidated condensed statements of cash flows (unaudited) – Nine months ended September 30, 2004 and 2003	6

	Notes to consolidated condensed financial statements (unaudited) – September 30, 2004	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34
Certification by Chief Executive Officer
Certification by Chief Financial Officer
Certifications by CEO & CFO - Section 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2004—$1,473,632; 2003—$1,370,093)	$1,506,914	$1,405,092
Equity securities, at fair value (cost:
2004—$1,507; 2003—$13,754)	1,509	16,612
Mortgage and collateral loans	4,389	5,411
Policy loans	17,694	18,436
Short-term and other investments	146,426	119,566

Total Investments	1,676,932	1,565,117
Cash and cash equivalents	7,798	14,014
Student loans	104,983	105,341
Restricted cash	43,418	42,477
Reinsurance receivables	24,056	57,247
Due premiums and other receivables	97,167	85,219
Investment income due and accrued	23,588	22,796
Federal income tax assets	11,935	14,009
Deferred acquisition costs	99,566	90,651
Goodwill and other intangible assets	44,671	45,399
Property and equipment, net	77,915	78,076
Other assets	7,843	19,904

	$2,219,872	$2,140,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities
Future policy and contract benefits	$444,288	$439,153
Claims	601,777	575,473
Unearned premiums	140,819	153,699
Other policy liabilities	15,016	16,659
Accounts payable	49,758	47,921
Other liabilities	116,689	101,585
Federal income tax liabilities	—	18,630
Debt	15,470	18,951
Student loan credit facilities	150,000	150,000
Net liabilities of discontinued operations	9,927	30,611

	1,543,744	1,552,682
Commitments and Contingencies (Note E)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	476	481
Additional paid-in capital	200,997	210,320
Accumulated other comprehensive income	21,634	24,607
Retained earnings	482,576	378,366
Treasury stock, at cost	(29,555)	(26,206)

	676,128	587,568

	$2,219,872	$2,140,250

NOTE: The balance sheet data as of December 31, 2003 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE
Premiums:
Health	$452,968	$391,333	$1,339,687	$1,122,172
Life premiums and other considerations	9,778	7,953	26,870	23,991

	462,746	399,286	1,366,557	1,146,163
Investment income	21,793	19,380	63,685	58,173
Other income	27,815	33,040	83,930	89,488
Gains on investments	812	1,861	5,670	1,674

	513,166	453,567	1,519,842	1,295,498
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	293,015	269,114	847,579	753,297
Underwriting, acquisition, and insurance expenses	148,793	143,818	461,427	411,995
Stock appreciation expense (benefit)	5,571	(1,211)	8,343	(1,663)
Other expenses	15,772	19,013	45,858	55,246
Interest expense	884	765	2,376	2,227
Losses in Healthaxis, Inc. investment	—	1,266	—	2,211

	464,035	432,765	1,365,583	1,223,313

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,131	20,802	154,259	72,185
Federal income taxes	15,862	6,996	52,345	24,876

INCOME FROM CONTINUING OPERATIONS	33,269	13,806	101,914	47,309
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax benefit of $1,648 and $10,660 in the three months ended September 30, 2004 and 2003, respectively, and $887 and $13,547 in the nine months ended September 30, 2004 and 2003, respectively)	1,623	(67,101)	13,773	(72,716)

NET INCOME (LOSS)	$34,892	$(53,295)	$115,687	$(25,407)

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$0.72	$0.30	$2.20	$1.02
Income (loss) from discontinued operations	0.04	(1.45)	0.30	(1.57)

Net income (loss)	$0.76	$(1.15)	$2.50	$(0.55)

Diluted earnings
Income from continuing operations	$0.71	$0.29	$2.15	$0.99
Income (loss) from discontinued operations	0.03	(1.40)	0.28	(1.52)

Net income (loss)	$0.74	$(1.11)	$2.43	$(0.53)

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$34,892	$(53,295)	$115,687	$(25,407)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	31,867	(5,789)	(7,874)	28,349
Reclassification adjustment for gains (losses) included in net income (loss)	644	(5,494)	3,300	(6,100)

Other comprehensive income (loss) before tax	32,511	(11,283)	(4,574)	22,249
Income tax provision (benefit) related to items of other comprehensive income (loss)	11,379	(3,982)	(1,601)	7,754

Other comprehensive income (loss) net of tax provision (benefit)	21,132	(7,301)	(2,973)	14,495

Comprehensive income (loss)	$56,024	$(60,596)	$112,714	$(10,912)

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Operating Activities
Net income (loss)	$115,687	$(25,407)
(Income) loss from discontinued operations	(13,773)	72,716
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(5,670)	(1,674)
Operating loss of Healthaxis, Inc.	—	2,211
Change in accrued investment income	(3,123)	(1,647)
Change in reinsurance receivables and other receivables	19,756	(26,890)
Change in federal income tax payable	(20,209)	3,714
Change in deferred acquisition costs	(8,915)	3,874
Depreciation and amortization	22,151	13,393
Change in deferred income tax asset	5,254	(8,067)
Change in policy liabilities	22,192	88,692
Change in other liabilities and accrued expenses	18,825	23,330
Stock appreciation expense (benefit)	8,343	(1,663)
Other items, net	4,657	960

Cash Provided by continuing operations	165,175	143,542
Cash Provided by (Used in) discontinued operations	(18,986)	40,602

Net cash Provided by operating activities	146,189	184,144

Investing Activities
Change in investment assets	(113,113)	(57,376)
Change in student loans	331	(5,459)
Change in restricted cash	(941)	8,528
Change in property and equipment	(21,037)	(26,583)
Change in agents’ receivables	1,019	15,727

Cash Used in continuing operations	(133,741)	(65,163)
Cash Provided by (Used in) discontinued operations	25,365	(127,924)

Net cash Used in investing activities	(108,376)	(193,087)

Financing Activities
Change in investment products	(5,276)	(8,502)
Repayment of debt	(18,951)	(3,972)
Net proceeds from issuance of trust preferred securities	14,570	—
Exercising of stock options	4,145	9,434
Purchase of treasury stock	(27,368)	(16,036)
Dividends paid	(11,477)	—
Other	328	2,513

Cash Used in continuing operations	(44,029)	(16,563)
Cash Provided by discontinued operations	—	42,131

Net cash Provided by (Used in) financing activities	(44,029)	25,568

Net change in Cash	(6,216)	16,625
Cash and cash equivalents at beginning of period	14,014	16,256

Cash and cash equivalents at end of period	7,798	32,881
Less cash and cash equivalents at end of period in discontinued operations	—	—

Cash and cash equivalents at end of period in continuing operations	$7,798	$32,881

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

Recently Issued Accounting Pronouncements

     On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuers, as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB also concluded that retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. A calendar-year company therefore will be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. Further, a company could choose to early adopt the proposed Statement at the beginning of the quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements – the FASB’s current plan is to issue a final Statement on or around December 15, 2004). The Company believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations of the Company.

     Emerging Issue Task Force (“EITF”) Issue No. 03-1 provides guidance on the meaning of the phrase “other-than-temporary” impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue No. 03-1. Paragraphs 10-20 of EITF Issue No. 03-1 give guidance on how to evaluate and recognize impairment loss that is other than temporary (i.e., steps 2 and 3 of the impairment model). Application of those paragraphs is deferred pending issuance of proposed FSP EITF Issue No. 03-1-a. EITF Issue No. 03-1-a addresses the application of EITF Issue No. 03-1 to debt securities that are impaired solely because of interest-rate and/or sector-spread increases and that are analyzed for impairment under paragraph 16 of EITF Issue No. 03-1. The guidance in paragraphs 6-9 of EITF Issue No. 03-1 (i.e., step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions in EITF Issue No. 03-1. The Company believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations of the Company.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46 provides that, when voting interests are not effective in identifying whether an entity is controlled by another party, the economic risks and rewards inherent in the entity’s assets and liabilities and the way in which the various parties that have involvement with the entity share in those economic risks and rewards should be used to determine whether the entity should be consolidated. Effective January 1, 2004, the Company adopted this pronouncement. Adoption of this pronouncement did not have a material effect upon the financial condition or results of operations of the Company.

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

     On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards at January 1, 2003 will continue to follow the intrinsic value method prescribed by APB 25.

     The following table illustrates the effect on net income (loss) as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss) as reported	$34,892	$(53,295)	$115,687	$(25,407)
Add stock-based employee compensation expense included in reported net income, net of tax	31	42	62	126
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(64)	(94)	222	(415)

Pro forma net income (loss)	$34,859	$(53,347)	$115,971	$(25,696)

Earnings (loss) per share — Basic:
Basic-as reported	$0.76	$(1.15)	$2.50	$(0.55)

Basic-pro forma	$0.76	$(1.15)	$2.51	$(0.55)

Earnings (loss) per share — Diluted:
Diluted-as reported	$0.74	$(1.11)	$2.43	$(0.53)

Diluted-pro forma	$0.74	$(1.11)	$2.43	$(0.53)

NOTE B – DEBT

Corporate Debt

     At September 30, 2004 and December 31, 2003, the Company had outstanding consolidated short- and long-term indebtedness (exclusive of indebtedness secured by student loans) in the amount of $15.5 million and $19.0 million, respectively, all of which constituted indebtedness of the holding company.

Trust Preferred Securities

     On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “Notes”). The Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the Notes) of the Company. The Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the Notes.

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

     In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trust have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $470,000 investment in the common equity of the Trust has been reflected on the Company’s consolidated balance sheet as “short term and other investments,” and the income paid to the Company by the Trust with respect to the Common Securities, and interest received by the Trust from the Company with respect to the $15.5 million principal amount of the Notes, has been reflected in the Company’s consolidated statement of income as interest income and interest expense, respectively. The increase to interest income and interest expense was $6,000 and $195,000, respectively, for the three months ended September 30, 2004.

Senior Notes

     On June 1, 2004, the Company paid in full the final payment due in the amount of $4.0 million plus interest of $173,000, on its 8.75% Senior Notes due June 2004, which the Company had issued on June 22, 1994, in the original aggregate issuance amount of $27.7 million. In accordance with the agreement governing the terms of the senior notes (the “Note Agreement”), commencing on June 1, 1998 and on each June 1 thereafter to and including June 1, 2003, the Company was required to pay approximately $4.0 million aggregate principal together with accrued interest thereon to the date of such repayment. The Company incurred $144,000 of interest expense in 2004 through date of repayment, and $403,000 of interest expense on the notes in the nine months ended September 30, 2003. At December 31, 2003, the senior notes were outstanding in the aggregate principal amount of $4.0 million.

Bank Credit Facility

     Effective November 1, 2004, the Company has terminated its bank credit facility with Bank of America, NA and JP Morgan Chase Bank. The bank credit facility was otherwise scheduled to mature in January 2005. Under the facility, the Company was able to borrow from time to time up to $30.0 million on a revolving, unsecured basis. At September 30, 2004, the Company had no borrowings outstanding under the facility.

Student Loan Debt

     At each of September 30, 2004 and December 31, 2003, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness was issued by a bankruptcy-remote special purpose entity (the “SPE”). At September 30, 2004 and December 31, 2003, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.5 million and $111.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $40.8 million and $40.4 million, respectively. At September 30, 2004, $32.8 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006.

     All such indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans pledged to secure such facility are reflected as student loan assets on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, this structured finance facility has been classified as a financing. Accordingly, in connection with the financing the Company recorded and will in the future record no gain on sale of the assets transferred to the SPE.

     During the nine months ended September 30, 2004 and 2003, the Company incurred total interest on borrowings associated with the College Fund Life Division securitization in the amount of $1.5 million and $1.5 million, respectively.

NOTE C – INCOME TAXES

     The Company’s effective tax rate on continuing operations for the nine-month period ended September 30, 2004 was 33.9% compared to 34.5% for the corresponding 2003 period.

     For the nine-month period ended September 30, 2004, the Company realized a tax benefit of 6.9% on income from discontinued operations as a result of the reduction of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due primarily to the realization of capital gains during 2004. The Company’s tax benefit on losses from discontinued operations for the three and nine months ended September 30, 2003 reflected an effective tax rate of 13.7% and 15.7%, respectively, which varied from the expected benefit (at the statutory rate of 35%) primarily as a result of the non-deductible portion of the impairment charge recorded by the Company in the three months ended September 30, 2003 associated with the Company’s investment in its former subsidiary, Academic Management Services Corp.

NOTE D – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$33,269	$13,806	$101,914	$47,309
Income (loss) from discontinued operations	1,623	(67,101)	13,773	(72,716)

Net income (loss) for basic earnings per share	34,892	(53,295)	115,687	(25,407)
Effect of dilutive securities:
6% Convertible Note interest(1)	—	—	176	—

Net income (loss) for diluted earnings per share	$34,892	$(53,295)	$115,863	$(25,407)

Weighted average shares outstanding — basic earnings (loss) per share	45,905	46,396	46,264	46,487
Effect of dilutive securities:
Employee stock options and other shares	1,143	1,528	1,329	1,490

Weighted average shares outstanding — dilutive earnings (loss) per share	47,048	47,924	47,593	47,977

Basic earnings (loss) per share
From continuing operations	$0.72	$0.30	$2.20	$1.02
From discontinued operations	0.04	(1.45)	0.30	(1.57)

Net income (loss)	$0.76	$(1.15)	$2.50	$(0.55)

Diluted earnings (loss) per share
From continuing operations	$0.71	$0.29	$2.15	$0.99
From discontinued operations	0.03	(1.40)	0.28	(1.52)

Net income (loss)	$0.74	$(1.11)	$2.43	$(0.53)

(1)	Applied to continuing operations.

NOTE E — COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

Academic Management Services Corp. - Related Litigation

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

     UICI and certain officers and current and former directors of UICI have been named as defendants in four purported class action suits that are currently pending in federal court in Texas (Dolores Miele, on behalf of herself and all others similarly situated, v. UICI, Gregory T. Mutz, Ronald L. Jensen, et al, filed on May 26, 2004 and pending in the United States District Court, Northern District of Texas, Dallas Division as Case No. 3-04-CV-1149-P; Lois Johnston, v. UICI, Gregory T. Mutz, Ronald L. Jensen, et al, filed on June 3, 2004 and pending in the United States District Court for the Northern District of Texas, Fort Worth Division, as Case No. 04-CV-418-Y; Mohammad A. Chaudhry, individually and on behalf of all others similarly situated, v. UICI, Inc., Gregory T. Mutz, Ronald L. Jenson, et al, filed July 1, 2004 and pending in the United States District Court for the Northern District of Texas, Fort Worth Division, as Case No. 04-CV-484-Y; and Ronald Antosko v. UICI, Gregory T. Mutz, Ronald L. Jenson, et al, filed July 20, 2004 and pending in the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 304CV1575-D). The Johnston and Chaudry cases have been transferred to the United States District Court for the Northern District of Texas, Dallas Division, and the Court is considering consolidation of the four cases into a single action. In each of the cases, plaintiffs, on behalf of themselves and a purported class of similarly situated individuals, have alleged that, among other things, UICI failed to disclose all material facts relating to the condition of the Company’s former AMS subsidiary, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. UICI has entered into stipulations governing the time to respond in the actions. UICI has not otherwise pleaded or responded in the cases.

     UICI has also been named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement (Bodenhorn v. Gregory T. Mutz, Ronald L. Jensen, et al, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 048-206108-04; and Suprina v. Gregory T. Mutz, Ronald L. Jensen, et al, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 352-206106-04). In each of the cases, the plaintiffs seek a recovery on behalf of UICI and have alleged that the individual defendants violated Texas state law by concealing the true condition of Academic Management Services Corp. prior to the July 2003 announcement. UICI has filed motions attacking the petitions for, among other things, failing to satisfy the shareholder demand requirement.

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

Nationwide Class Action Litigation

     As previously disclosed, the Company, The MEGA Life and Health Insurance Company (“MEGA”) and UICI Marketing, Inc. were named in a purported nationwide class action suit filed on October 30, 2003 (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed, et al.) in the United States District Court for the Northern District of Mississippi, Eastern Division. Plaintiff alleged, among other things, that the relationship between the Company, MEGA, and the National Association for the Self-Employed (the “NASE”) constitutes an improper marketing scheme devised by the defendants to sell insurance and that the “scheme” involves the non-disclosure of relationships between the defendants, the undisclosed transfer of association membership dues and fees to the Company, and the utilization of “teaser rates” that are artificially low and established at an amount below that which would be actuarially recommended. Plaintiff, individually and on behalf of similarly situated class members, asserted several causes of action, including fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, and violation of state deceptive and trade practice acts. Plaintiff sought declaratory judgments, injunctive, and other equitable relief.

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

     The Judicial Panel on Multidistrict Litigation subsequently transferred the Lacy and Golebiowski cases to the United States District Court for the Northern District of Texas, Dallas Division (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).

     On May 14, 2004, the Company, MEGA, and Mid-West executed a definitive Stipulation of Settlement and Release agreement contemplating, among other things, the full and final settlement of the Golebiowski and Lacy cases. Pursuant to the terms of the settlement, MEGA and Mid-West have agreed to include enhanced disclosures in their marketing and sales materials with respect to the contractual relationships between UICI and the insurance companies, on the one hand, and the associations, on the other hand, and MEGA and Mid-West have also agreed to enter into an injunction with respect to certain business practices. In addition, members of a nationwide class consisting of current and former MEGA and Mid-West insureds will be entitled to relief in the form of free insurance coverage for a period of months under a personal accident policy to be issued by a UICI subsidiary, and members of a nationwide class consisting of current and former members of the associations will be eligible to receive discounts on association membership fees. The settlement also contemplates the payment of attorneys’ fees to counsel for the plaintiffs’ class. The proposed settlement does not contemplate a release of specific claims by individuals for insurance coverage benefits. The Company believes that the terms of the settlement as contemplated by the Stipulation of Settlement and Release will not have a material adverse effect upon the financial condition or results of operations of the Company.

     Following a final approval hearing held on October 5, 2004, the U.S. District Court for the Northern District of Texas on October 15, 2004 issued a final order and judgment certifying a nationwide settlement class of current and former MEGA and Mid-West insureds and current and former members of the associations. In addition, the Court approved the terms of the previously announced settlement as fair, reasonable and adequate and in the best interest of the settlement class, dismissed the cases with prejudice, and entered an injunction with respect to certain business practices.

California Litigation

     UICI and MEGA have been named as defendants in a suit filed on August 31, 2004 (Merriam, individually and as Trustee v. UICI, The MEGA Life and Health Insurance Company, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC320850. Plaintiffs have alleged that the defendants are engaged in an illegal marketing scheme in violation of California common law and have asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     UICI and MEGA have been named as defendants in a suit filed on August 6, 2004 (Martin v. UICI, The MEGA Life and Health Insurance Company, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC319669. Plaintiffs have alleged that the defendants are engaged in an illegal marketing scheme in violation of California common law and have asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.

     UICI and MEGA have been named as defendants in a suit filed on April 26, 2004 (Jung v. UICI, The MEGA Life and Health Insurance Company, et al.) in the Superior Court for the State of California, County of Nevada, Case No. 69745. Plaintiffs have alleged that the defendants are engaged in a deceptive marketing practice and have asserted several causes of action, including breach of contract, breach of implied covenant of good faith and fair dealing, fraud, fraudulent business practice, professional negligence and negligent misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. Neither UICI nor MEGA has responded or otherwise pled in the case.

     As previously disclosed, UICI and MEGA were named as defendants in a purported class action suit filed on May 6, 2004 (Diaz v. The MEGA Life and Health Insurance Company, UICI, et al.) in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV–080379. Plaintiffs have alleged, on behalf of themselves and as representatives of all other policyholders of MEGA in California, that the defendants are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code §17200. Plaintiffs also have alleged that defendants (i) “maintain NASE to illegally avoid premium rate regulation,” (ii) fail to issue insurance coverage to members of the NASE on a guaranteed issue basis in violation of California law, (iii) and rescind certificates in violation of California law. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. The Diaz case was removed to the United States District Court for the Central District of California, Eastern Division on July 8, 2004. On August 12, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the Diaz matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578). Plaintiffs oppose such transfer, and a hearing on Plaintiffs’ Motion to Vacate the conditional transfer order is set for November 18, 2004.

     As previously disclosed, UICI and MEGA were named as defendants in a purported class action filed on May 14, 2004 (Joyce, et al. v. UICI, MEGA, the National Association for the Self-Employed, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC315580. Plaintiffs have alleged that defendants breached the implied covenant of good faith and fair dealing and committed fraud, professional negligence, and negligent misrepresentation. In addition, Plaintiffs have alleged, on behalf of themselves and persons similarly situated in the state of California, that defendants violated the unfair competition restrictions of California Business and Professions Code §17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On June 21, 2004, defendants removed the Joyce case to the United States District Court for the Central District of California. On August 12, 2004, the Judicial Panel on Multidistrict Litigation conditionally transferred the Joyce matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578). Plaintiffs have opposed such transfer, and a hearing on Plaintiffs’ Opposition to the Transfer is set for November 18, 2004. All pending matters have been adjourned by Court order until the Judicial Panel on Multidistrict Litigation decides the issue of transfer.

     As previously disclosed, UICI and MEGA were named as defendants in a suit filed on May 13, 2004 (Armistead, et al. v. The MEGA Life and Health Insurance Company, UICI, et al.) in the Superior Court for the State of California, County of San Bernardino, Case No. SCVSS 115480. Plaintiffs have alleged, among other things, that the defendants breached the duty of good faith and fair dealing, breached a contract of insurance and are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code § 17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On September 3, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Armistead matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, UICI and Mid-West were named as defendants in a suit filed on April 2, 2003 (Correa v. UICI, et al.) in the Superior Court for the State of California, County of Los Angeles, in which plaintiff alleged, among other things, that defendants engaged in illegal marketing practices in connection with the sale of health insurance. The lawsuit asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. On July 3, 2003, the Correa case was removed to the United States District Court for the Central District of California. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred the Correa matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578). On May 7, 2004, the Company agreed, without admitting liability, to finally and fully settle the Correa matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations.

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

     As previously disclosed, UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune, et al. v. UICI, et al.) in the Superior Court of the State of California, County of San Bernardino, Case No. RCV 074062. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing

“scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. UICI and Mid-West removed the Portune case to the United States District Court for the Central District of California, Eastern Division, and the case has been subsequently transferred to the United States District Court for the Central District of California, Western Division. All pending matters in the case have been adjourned by Court order. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred the Portune matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson, et al. v. UICI, et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs have asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, and negligent misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 15, 2004 MEGA and UICI filed an answer to the complaint, in which they denied all allegations.

     As previously disclosed, UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI, et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff alleged that the relationship between the Alliance and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578). Plaintiff has opposed the transfer.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 2, 2004 (Orallo v. UICI, et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308683. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On August 27, 2004, MEGA filed a demurrer to the Complaint and a Motion to Strike. On September 3, 2004, UICI filed a Motion to Quash the Summons and Complaint for lack of personal jurisdiction.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer, et al. v. UICI, et al.) pending in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The Springer matter was removed to the United States District Court for the Northern District of California, San Jose Division on May 12, 2004. On July 1, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Springer matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). UICI and MEGA filed motions to dismiss, strike and for a more definite statement.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 22, 2004 (Mendoza, et al. v. UICI, et al) in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code §17200, professional negligence, and negligent misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On September 3, 2004, MEGA filed a demurrer and motion to strike the complaint. The demurrer and motion to strike are set for hearing November 9, 2004. UICI has not yet been served with process.

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela v. UICI, MEGA, the National Association for the Self-Employed, et al.) in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiff has alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The case was removed to the United States District Court for the Southern District of California on March 29, 2004. On August 5, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial purposes (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

Oklahoma Litigation

     As previously disclosed, MEGA was named as a defendant in a lawsuit filed on April 22, 2004 (Verrill, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Cleveland County, Oklahoma, Case No. CJ-04-670W. Plaintiffs have alleged that defendants breached a duty of good faith owed to plaintiffs, and that defendants engaged in fraudulent, deceptive or predatory practices in the marketing of health insurance and association memberships. Plaintiffs seek monetary relief for alleged actual, exemplary and punitive damages. The Court dismissed plaintiffs’ fraud claim on June 28, 2004. On July 8, 2004, plaintiffs filed an Amended Petition, and on August 4, 2004, MEGA filed an answer to the Amended Petition. MEGA anticipates that discovery will commence shortly.

     As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on May 2, 2003 (Grigsby, et al. v. The MEGA Life and Health Insurance Company, et al.) in the District Court of Oklahoma County, Oklahoma, Case No. CJ-2003-3759. Plaintiffs alleged that the defendants defrauded them into purchasing a health insurance policy and an association membership and that MEGA acted in bad faith and in breach of its contractual obligations in processing their health claims. Plaintiffs further alleged that the defendants knowingly misrepresented, among other things, their relationship with the NASE and that plaintiffs were purchasing “true group insurance.” Plaintiffs sought actual and punitive damages. On September 10, 2004, the Company agreed, without admitting liability, to finally and fully settle the Grigsby matter on terms that would not have a material adverse effect on the Company’s financial condition or results of operations.

     As previously disclosed, UICI and MEGA were named as defendants in a lawsuit filed on November 20, 2003 (Thomas, et al. v. The MEGA Life and Health Insurance Company, et al.), in the District Court of Cleveland County, Oklahoma, Case No. CJ-2003-1965. Plaintiffs alleged that defendants defrauded them into purchasing a health insurance policy and acted in bad faith and in breach of their contractual obligations in processing plaintiffs’ health claims. On October 11, 2004, the Company agreed, without admitting liability, to finally and fully settle the Thomas matter on terms that would not have a material adverse effect on the Company’s financial condition or results of operations.

Arkansas Litigation

     As previously disclosed, on January 21, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Tremor v. The MEGA Life and Health Insurance Company, et al.) filed in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of the defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. The Tremor case was removed to the United States District Court for the Eastern District of Arkansas, Western Division on February 23, 2004. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, in an action filed on April 5, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Jessie Powell v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Phillips County, Arkansas, Case No. CV 2004-106. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas

Deceptive Trade Practices Act, and declaratory and injunctive relief. The Powell case was removed to the United States District Court for the Eastern District of Arkansas, Eastern Division on May 11, 2004. On July 1, 2004 the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association -Group” Insurance Litigation, MDL Docket No. 1578).

Idaho Litigation

     The Company and Mid-West are currently defendants in six pending suits in Idaho state court (Skinner, et al. v. Mid-West, UICI, et al., and Hansen v. Mid-West, UICI, et al., each filed on August 22, 2002 and pending in the District Court for the County of Lemhi, Idaho; Petersen, et al. v. Mid-West, et al., filed on August 2, 2002, Murphy, et al. v. Mid-West, et al., filed January 25, 2002, Graybeal, et al. v. Mid-West, et al., filed December 20, 2002, each pending in the District Court for the County of Twin Falls, Idaho, and Taylor v. Mid-West, et al., filed August 16, 2004 in the District Court for the County of Teton, Idaho and now pending in the United States District Court for the District of Idaho).

     Plaintiffs in the Skinner and Hansen cases alleged that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies, and that they have not been paid on health claims submitted pursuant to those certificates. Plaintiffs in Skinner and Hansen claim damages, including punitive damages, and attorneys’ fees. On October 4, 2004, the Company agreed, without admitting liability, to finally and fully settle the Skinner and Hansen matters on terms that would not have a material adverse effect on the Company’s financial condition or results of operations.

     Plaintiffs in Petersen, Murphy and Graybeal alleged, among other things, that the Mid-West certificates that they purchased were of a lesser quality than represented, and that they have not been paid for certain claims submitted under the certificates. Plaintiffs in Petersen purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys’ fees. The trial in Petersen is scheduled to begin in July 2005, and the trial in Graybeal is scheduled to begin in January 2006. On October 4, 2004, the Company agreed, without admitting liability, to finally and fully settle the Murphy matter on terms that would not have a material adverse effect on the Company’s financial condition or results of operations.

     The plaintiff in Taylor has alleged, among other things, that the health insurance coverage she purchased was expensive and of lesser quality than the insurance policy she previously held. The Plaintiff further contends that she has not been paid for a claim submitted under her certificate of health insurance coverage. On October 4, 2004, the Company agreed, without admitting liability, to finally and fully settle the Taylor matter on terms that would not have a material adverse effect on the Company’s financial condition or results of operations.

Other Association Group Litigation

     UICI and MEGA have been named as defendants in a suit filed on August 24, 2004 (Goodman v. UICI, The MEGA Life and Health Insurance Company, et al.) in the District Court for the State of Colorado, Denver County, Case No. 2004CV5455. Plaintiffs have asserted several causes of action, including breach of contract, violation of the Colorado Consumer Protection Act, bad faith denial of insurance benefits, fraudulent concealment, and negligent and intentional misrepresentation. Plaintiffs seek monetary damages in an unspecified amount. On September 10, 2004, MEGA removed the Goodman matter to the United States District Court for the District of Colorado. On September 12, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association—Group” Insurance Litigation, MDL Docket No. 1578).

     As previously disclosed, UICI and MEGA were named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed, et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. A special master has been appointed for discovery purposes and defendants are currently in the process of responding to discovery requests.

     Mid-West has been named as a defendant in a suit filed on October 5, 2004 (Tanner v. Mid-West et al.) in the State Court of Fulton County, Georgia, Case No. 04ES073111D. Plaintiff has asserted several causes of action, including breach of fiduciary duties, fraudulent suppression, unjust enrichment, civil conspiracy, fraud, breach of an implied contract to procure insurance, negligence, negligence per se, wantonness, conversion, and breach of contract. Plaintiff seeks monetary damages in an unspecified amount.

     The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

NOTE F – SEGMENT INFORMATION

     The Company’s business segments are: (i) Insurance, which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, minority interest, interest expense on corporate debt and variable stock-based compensation.

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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$374,274	$344,999	$1,103,077	$982,715
Group Insurance Division	110,868	87,730	337,799	254,031
Life Insurance Division	16,773	16,295	49,217	48,188
Other Insurance	4,827	—	9,508	—

Total Insurance:	506,742	449,024	1,499,601	1,284,934
Other Key Factors	6,543	4,557	20,425	11,118
Intersegment Eliminations	(119)	(14)	(184)	(554)

Total revenues from continuing operations	$513,166	$453,567	$1,519,842	$1,295,498

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$71,521	$32,517	$186,103	$80,819
Group Insurance Division	(21,941)	(12,075)	(40,425)	(3,969)
Life Insurance Division	1,334	(296)	3,719	(3,196)
Other Insurance	277	(89)	361	(89)

Total Insurance	51,191	20,057	149,758	73,565
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,511	800	12,844	(832)
Losses in Healthaxis, Inc. investment	—	(1,266)	—	(2,211)
Variable stock-based compensation (expense) benefit	(5,571)	1,211	(8,343)	1,663

	(2,060)	745	4,501	(1,380)

Total income from continuing operations before federal income taxes	$49,131	$20,802	$154,259	$72,185

	September 30,	December 31,
	2004	2003
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$843,335	$821,837
Group Insurance Division	222,144	251,164
Life Insurance Division	642,115	608,714
Other Insurance	9,531	1,011

Total Insurance	1,717,125	1,682,726
Other Key Factors:
General corporate and other	502,747	444,233

Subtotal	2,219,872	2,126,959
Assets held for sale	—	13,291

Total assets	$2,219,872	$2,140,250

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

     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. At each quarter-end, the Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next, other than changes due to vesting, are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company releases the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to paid-in capital. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. For the nine months ended September 30, 2004 and 2003, the Company recorded total compensation expense associated with these agent plans in the amount of $24.6 million and $5.8 million, respectively, of which an expense (benefit) of $8.3 million and $(1.7) million, respectively, recorded in the Other Key Factors segment represents the non-cash stock based compensation associated with the adjustment to the liability for future unvested benefits.

     At December 31, 2003, the Company had recorded approximately 1.8 million unvested matching credits associated with the Agent Plans, of which approximately 700,000 vested in January 2004. At September 30, 2004, the Company had recorded approximately 1.8 million unvested matching credits.

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

     In the three and nine months ended September 30, 2004, the Company recorded income from discontinued operations in the amount of $1.6 million, net of tax, and $13.8 million, net of tax, respectively, compared to losses from discontinued operations in the amount of $(67.1) million, including tax benefit and $(72.7) million, including tax benefit, respectively, recorded in the three and nine months ended September 30, 2003.

     Results from discontinued operations for the nine months ended September 30, 2004 reflected a favorable resolution of a dispute relating to its former Special Risk Division (which resulted in pre-tax income in the amount of $10.7 million recorded in the second quarter of 2004), a tax benefit associated with the reduction of a tax reserve and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004, and a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp. and reflected as held-for-sale assets on the Company’s consolidated balance sheet. These favorable factors were offset by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that were filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former Academic Management Services Corp subsidiary. See Note E.

     The Company’s results in the three and nine months ended September 30, 2003 from discontinued operations reflected a loss consisting of an estimated loss upon disposal of AMS and AMS’ operating results in the periods in the amount $(66.9) million and $(65.6) million, net of tax, respectively. The 2003 discontinued operations results also reflected losses from the Company’s former Senior Market Division, which the Company closed down in the quarter ended June 30, 2003. In the three and nine months ended September 30, 2003, the Company reported losses associated with the former Senior Market Division in the amount of $(161,000) and $(9.1) million, net of tax.

NOTE I – STOCKHOLDERS’ EQUITY

     On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. The amount of the dividend, record date and payment date will be subject to approval every six months by the Company’s Board of Directors. Subject to future analyses of the Company’s cash resources and projected cash needs, the Board of Directors intends to continue in the future to consider and reassess from time to time the Company’s dividend policy.

     In accordance with the new dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock ($11.5 million), which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004.

NOTE J – SUBSEQUENT EVENT

     On October 8, 2004, the Company completed the acquisition of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 250 employees) marketplace. In the acquisition, UICI’s wholly owned insurance subsidiary, The MEGA Life and Health Insurance Company, acquired HealthMarket’s administrative platform and substantially all of HealthMarket’s CDHP technology, fixed assets and personnel. In the transaction, HealthMarket retained ownership of American Travelers Assurance Company, a wholly owned insurance subsidiary of HealthMarket. Subject to applicable regulatory approvals, UICI intends to market and sell HealthMarket’s Consumer Driven Health Plan products to the individual and micro-small group (2-15 members) markets through MEGA and Chesapeake Life Insurance Company. The transaction did not constitute the acquisition of a “significant amount of assets,” as such term is defined in applicable rules adopted under the Securities Exchange Act of 1934, as amended.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Group Insurance Division, the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the other business segments, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003, minority interest, interest expense on corporate debt and variable stock-based compensation).

Results of Operations

     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$452,968	$391,333	15.8%	$1,339,687	$1,122,172	19.4%
Life premiums and other considerations	9,778	7,953	23.0%	26,870	23,991	12.0%

Total premium:	462,746	399,286	15.9%	1,366,557	1,146,163	19.2%
Investment income	21,793	19,380	12.5%	63,685	58,173	9.5%
Other income	27,815	33,040	(15.8)%	83,930	89,488	(6.2)%
Gains on investments	812	1,861	NM	5,670	1,674	NM

Total revenues:	513,166	453,567	13.1%	1,519,842	1,295,498	17.3%
Benefits and Expenses
Benefits, claims, and settlement expenses	293,015	269,114	8.9%	847,579	753,297	12.5%
Underwriting, policy acquisition costs, and insurance expenses	148,793	143,818	3.5%	461,427	411,995	12.0%
Stock appreciation (benefit) expense	5,571	(1,211)	NM	8,343	(1,663)	NM
Other expenses	15,772	19,013	(17.0)%	45,858	55,246	(17.0)%
Interest expense	884	765	15.6%	2,376	2,227	6.7%
Losses in Healthaxis, Inc. investment	—	1,266	NM	—	2,211	NM

Total expenses:	464,035	432,765	7.2%	1,365,583	1,223,313	11.6%

Income from continuing operations before income taxes	49,131	20,802	136.2%	154,259	72,185	113.7%
Federal income taxes	15,862	6,996	126.7%	52,345	24,876	110.4%

Income from continuing operations	33,269	13,806	141.0%	101,914	47,309	115.4%
Income (loss) from discontinued operations (net of income tax benefit)	1,623	(67,101)	NM	13,773	(72,716)	NM

Net income (loss)	$34,892	$(53,295)	NM	$115,687	$(25,407)	NM

     NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$374,274	$344,999	$1,103,077	$982,715
Group Insurance Division	110,868	87,730	337,799	254,031
Life Insurance Division	16,773	16,295	49,217	48,188
Other Insurance	4,827	—	9,508	—

Total Insurance	506,742	449,024	1,499,601	1,284,934
Other Key Factors	6,543	4,557	20,425	11,118
Intersegment Eliminations	(119)	(14)	(184)	(554)

Total revenues from continuing operations	$513,166	$453,567	$1,519,842	$1,295,498

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Operating income(loss) from continuing operations:
Insurance:
Self-Employed Agency Division	$71,521	$32,517	$186,103	$80,819
Group Insurance Division	(21,941)	(12,075)	(40,425)	(3,969)
Life Insurance Division	1,334	(296)	3,719	(3,196)
Other Insurance (1)	277	(89)	361	(89)

Total Insurance	51,191	20,057	149,758	73,565
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,511	800	12,844	(832)
Losses in Healthaxis, Inc. investment	—	(1,266)	—	(2,211)
Variable stock-based compensation (expense) benefit	(5,571)	1,211	(8,343)	1,663

	(2,060)	745	4,501	(1,380)

Total operating income from continuing operations	$49,131	$20,802	$154,259	$72,185

(1) Other Insurance reflects results of a subsidiary (ZON Re USA, LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis.

     UICI’s results of operations for the three and nine months ended September 30, 2004 were particularly impacted by the following factors:

Self- Employed Agency Division

     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and nine months ended September 30, 2004 and 2003:

	Self-Employed Agency Division
	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$340,027	$306,786	10.8%	$1,002,253	$877,436	14.2%
Investment income(1)	8,287	8,251	0.4%	25,224	23,233	8.6%
Other income	25,960	29,962	(13.4)%	75,600	82,046	(7.9)%

Total revenues	374,274	344,999	8.5%	1,103,077	982,715	12.2%
Expenses:
Benefit expenses	185,965	187,758	(1.0)%	552,978	543,223	1.8%
Underwriting and policy acquisition expenses(1)	103,813	109,213	(4.9)%	324,882	314,144	3.4%
Other expenses	12,975	15,511	(16.3)%	39,114	44,529	(12.2)%

Total expenses	302,753	312,482	(3.1)%	916,974	901,896	1.7%

Operating income	$71,521	$32,517	NM	$186,103	$80,819	NM

Other operating data:
Loss ratio(2)	54.7%	61.2%		55.2%	61.9%
Expense ratio (3)	30.5%	35.6%		32.4%	35.8%

Combined ratio	85.2%	96.8%		87.6%	97.7%
Average number of writing agents in period	2,251	2,510		2,393	2,608
Submitted annualized volume(4)	$208,521	$228,612		$669,238	$691,443

        NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

     The SEA Division reported operating income of $71.5 million and $186.1 million in the three and nine-month periods ended September 30, 2004, compared to operating income of $32.5 million and $80.8 million in the corresponding 2003 periods. Operating income at the SEA Division in the 2004 periods was positively impacted by an increase in earned premium revenue, reduced administrative, commission and marketing expenses as a percentage of earned premium, and a decrease in loss ratio resulting from favorable claims experience. Earned premium revenue at the SEA Division increased to $340.0 million in the third quarter of 2004 from $306.8 million in the third quarter of 2003 and to $1.0 billion in the first nine months of 2004 from $877.4 million in the first nine months of 2003.

     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and nine-month periods ended September 30, 2004 was 21.0% and 18.6%, respectively, compared to 10.6% and 9.2%, respectively, in the corresponding periods of the prior year. The significant period-over-period increase in operating margin in the third quarter of 2004 was attributable primarily to a decrease in the loss ratio, a decrease in general administrative expenses as a percentage of earned premium revenue and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). The decrease in loss ratio (from 61.2% in the third quarter of 2003 to 54.7% in the third quarter of 2004) was due in significant part to the reduction of claim reserves established in 2003 in response to a build up of an excess pending claims inventory followed by a rapid pay down. The actual claim payment experience in the three months ended September 30, 2004 with respect to prior periods was lower than originally estimated when the claim reserves were established in 2003. The decrease in loss ratio was also due in part to lower levels of incurred claims in the current 2004 period compared to the corresponding period of the prior year. The Company currently anticipates that loss ratios at the SEA Division will begin over time to trend upward to historical levels.

     Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased 3% in the nine months ended September 30, 2004 compared to submitted annualized premium volume in the corresponding period in 2003 ($669.2 million in the 2004 nine-month period and $691.4 million in the 2003 nine-month period). The majority of the decrease in submitted annualized premium volume can be attributed to reduced production at one of the Company’s agencies. The Company has made management changes at this agency, which it believes will result in increased production over the longer term.

     On October 15, 2004, the Company announced that the U.S. District Court for the Northern District of Texas had issued a final order and judgment approving the Company’s previously announced settlement of litigation challenging the relationship between UICI’s insurance companies and the membership associations that make available to their members the Company’s health insurance products. See Note E

     As previously disclosed, the terms of the settlement of the association group class action cases will not have a material adverse effect upon the financial condition or results of operations of the Company. UICI, MEGA and Mid-West continue to be parties to certain other pending “association group” cases in other states, and the Company continues its ongoing efforts to bring such cases to a successful resolution. The Company currently believes that resolution of those cases will not have a material adverse effect on the Company’s financial condition or results of operations.

Group Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Group Insurance Division (consisting of the Company’s Student Insurance and Star HRG business units) for the three and nine months ended September 30, 2004 and 2003:

	Group Insurance Division
	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$107,973	$84,291	28.1%	$327,601	$244,621	33.9%
Investment income(1)	1,293	1,086	19.1%	4,828	3,773	28.0%
Other income	1,602	2,353	(31.9)%	5,370	5,637	(4.7)%

Total revenues	110,868	87,730	26.4%	337,799	254,031	33.0%
Expenses:
Benefit expenses	97,841	73,404	33.3%	271,105	188,290	44.0%
Underwriting and policy acquisition expenses(1)	34,968	26,401	32.4%	107,119	69,710	53.7%

Total expenses	132,809	99,805	33.1%	378,224	258,000	46.6%

Operating income	$(21,941)	$(12,075)	NM	$(40,425)	$(3,969)	NM

Other operating data:
Loss ratio(2)	90.6%	87.1%		82.8%	77.0%
Expense ratio (3)	32.4%	31.3%		32.7%	28.5%

Combined ratio	123.0%	118.4%		115.5%	105.5%

        NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

     The Company’s Group Insurance Division reported operating losses of $(21.9) million and $(40.4) million in the three and nine months ended September 30, 2004, compared to operating losses of $(12.1) million and $(4.0) million in the corresponding periods of 2003.

     The operating losses in the 2004 periods at the Group Insurance Division were attributable to continued disappointing results at the Company’s Student Insurance unit, which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. In particular, results in the third quarter of 2004 at the Student Insurance unit reflected, among other things, an increase in the loss ratio associated with the Student Insurance unit’s book of 2003-2004 school year business. This increase in the loss ratio was attributable primarily to a higher-than-expected amount of paid claims during the quarter (which resulted from temporary changes in claim payment procedures necessary to reduce the Student Insurance unit’s claims inventory to levels more closely approximating historical levels) and to the failure of the Company’s claim system to effectively utilize discounts afforded by the Company’s network provider contracts. The Company has taken steps to modify its claims processing system to better utilize such network provider discounts. During the third quarter of 2004, the Company also experienced higher-than-expected administrative costs as a result of its efforts to reduce the claims backlog caused by inefficiencies in its claim processing systems.

     Earned premium revenue at the Student Insurance unit increased from $55.5 million in the third quarter of 2003 to $71.2 million in the third quarter of 2004 (a 28.4% increase) and from $158.2 million in the nine months ended September 30, 2003 to $216.5 million in the nine months ended September 30, 2004 (a 36.8% increase). The Company’s Student Insurance unit has completed its 2004-2005 school year sales efforts, with respect to which it has imposed significant rate increases. The impact of such rate increases will not be fully realized until 2005.

     The Company’s Star HRG unit generated operating profits in the three and nine months ended September 30, 2004 at levels comparable to those experienced in the corresponding periods of the prior year. Profitability in the third quarter of 2004 was negatively impacted by higher-than-expected administrative expenses (which were associated with certain technology initiatives) and increased marketing costs associated with new market initiatives.

Despite continuing to quote premium rate increases on new and renewal accounts, earned premium revenue at Star HRG increased from $28.8 million in the third quarter of 2003 to $36.8 million in the third quarter of 2004 (a 27.5% increase) and from $86.4 million in the nine months ended September 30, 2003 to $111.1 million in the nine months ended September 30, 2004 (a 28.6% increase).

Life Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and nine months ended September 30, 2004 and 2003:

	Life Insurance Division
	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$9,981	$8,209	21.6%	$27,357	$24,106	13.5%
Investment income(1)	6,833	7,534	(9.3)%	20,574	23,190	(11.3)%
Other income	(41)	552	NM	1,286	892	NM

Total revenues	16,773	16,295	2.9%	49,217	48,188	2.1%
Expenses:
Benefit expenses	6,826	7,954	(14.2)%	18,823	21,786	(13.6)%
Underwriting and acquisition expenses(1)	7,964	8,204	(2.9)%	25,136	28,141	(10.7)%
Interest expense	649	433	49.9%	1,539	1,457	5.6%

Total expenses	15,439	16,591	(6.9)%	45,498	51,384	(11.5)%

Operating income (loss)	$1,334	$(296)	NM	$3,719	$(3,196)	NM

        NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments’ reported operating results would change if different methods were applied.

     The Company’s Life Insurance Division reported operating income in the three and nine months ended September 30, 2004 of $1.3 million and $3.7 million, respectively, compared to operating losses of $(296,000) and $(3.2) million, respectively, in the corresponding 2003 periods. The operating loss in the nine months ended September 30, 2003 was attributable to a charge associated with the final resolution of litigation arising out of the closedown in 2001 of the Company’s former workers compensation business and costs associated with the closedown of the Company’s College Fund Life Division operations.

     During the third quarter of 2004, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $8.7 million compared to $2.7 million in the third quarter of 2003.

Other Key Factors

     In the three and nine months ended September 30, 2004, the Company’s Other Key Factors segment generated operating income (loss) of $(2.1) million and $4.5 million, respectively, compared to operating income (loss) of $745,000 and $(1.4) million, respectively, in the corresponding periods of 2003.

     The increase in the operating loss in the Other Key Factors segment in the three months ended September 30, 2004 as compared to the corresponding 2003 period was primarily attributable to a $1.1 million quarter-over-quarter decrease in net realized gains (from $1.9 million in the third quarter of 2003 to $784,000 in the third quarter of 2004) and a $6.8 million quarter-over-quarter increase (from a benefit in the third quarter of 2003 of $1.2 million to an expense in the third quarter of 2004 of $(5.6) million) in the expense related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. In connection with these plans, the Company records non-cash stock-based compensation expense (or records a benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See Note G. These factors negatively affecting results in the Other Key Factors segment in the three months ended September 30, 2004 were offset by a $3.3 million quarter-over-quarter increase in investment income on equity. Results in the 2003 period also reflected a loss of $(1.3) million, representing the Company’s share of operating losses attributable to its investment in Healthaxis, Inc. (which the Company sold in the third quarter of 2003).

     The increase in operating income in the Other Key Factors category in the nine months ended September 30, 2004 as compared to the corresponding 2003 period was primarily attributable to a $5.7 million increase in investment income on equity, a reduction of general corporate expenses of $3.0 million and a $4.9 million increase in net realized gains (from $1.7 million in net realized gains in the first nine months of 2003 to $6.6 million in net realized gains in the first nine months of 2004). Results in the 2003 nine month period also reflected a loss of $2.2 million, representing the Company’s share of operating losses attributable to its investment in Healthaxis, Inc. (which the Company sold in the third quarter of 2003). These favorable factors were offset in part by a $(10.0) million period-over-period increase (from a benefit in the first nine months of 2003 of $1.7 million to an expense in the first nine months of 2004 of $(8.3) million) in the expense related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents.

Discontinued Operations

     In the three and nine months ended September 30, 2004, the Company recorded income from discontinued operations in the amount of $1.6 million, net of tax, and $13.8 million, net of tax, respectively, compared to losses from discontinued operations in the amount of $(67.1) million, including tax benefit and $(72.7) million, including tax benefit, respectively, recorded in the three and nine months ended September 30, 2003. See Note H

Liquidity and Capital Resources

     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the nine months ended September 30, 2004, net cash provided by operations totaled approximately $146.2 million compared to $184.1 million in the corresponding period of 2003.

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

     At December 31, 2003 and September 30, 2004, UICI at the holding company level held cash and cash equivalents in the amount of $37.8 million and $35.8 million, respectively. The Company currently estimates that through December 31, 2005, the holding company will have sufficient cash to meet its scheduled cash requirements.

     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2004, the Company’s domestic insurance companies could pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the holding company of approximately $49.2 million. During the three months ended September 30, 2004, Mid-West paid dividends in the amount of $15.0 million to the holding company. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

     At September 30, 2004 and December 31, 2003, the Company at the holding company level had outstanding consolidated short and long-term indebtedness (exclusive of indebtedness incurred to fund student loans) in the amount of $15.5 million and $19.0 million, respectively. See Note B of Notes to Condensed Consolidated Financial Statements.

     Effective November 1, 2004, the Company terminated its bank credit facility with Bank of America, NA and JP Morgan Chase Bank otherwise scheduled to mature in January 2005. See Note B of Notes to Condensed Consolidated Financial Statements.

     On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. The amount of the dividend, record date and payment date will be subject to approval every six months by the Company’s Board of Directors. Subject to future analyses of the Company’s cash resources and projected cash needs, the Board of Directors intends to continue in the future to consider and reassess from time to time the Company’s dividend policy, including the possibility of the issuance of a special cash dividend to shareholders.

     In accordance with the new dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was payable on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On September 15, 2004, the Company paid an aggregate of $11.5 million in dividends to shareholders of record.

     On April 29, 2004, the Company through a newly formed Delaware statutory business trust completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million. See Note B of Notes to Condensed Consolidated Financial Statements.

     On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp and reflected as held-for-sale assets on the Company’s consolidated balance sheet. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

     On April 19, 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG.

     During 2004, the Company has purchased 1,043,400 shares of its Common Stock at an aggregate cost of $16.3 million in accordance with its previously announced share repurchase program. See discussion below.

Stock Repurchase Plan

     At its April 28, 2004 quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through October 28, 2004, the Company had purchased under the program an aggregate of 4,571,000 shares (at an aggregate cost of $64.1 million; average cost per share of $14.03), of which 1,043,400 shares (at an aggregate cost of $16.3 million; average cost per share of $15.67) have been purchased during 2004. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 929,000 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

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

Insurance Industry Developments

     The insurance industry has recently come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation arrangements. In particular, the Company understands that commencing in April 2004, the Office of the Attorney General of the State of New York (the “New York AG”) issued subpoenas to various insurance brokerages and insurers. The investigation by the New York AG has, among other things, led to its filing a complaint on October 14, 2004 against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc. (collectively, “Marsh”), stating claims for, among other things, fraud and violations of New York State antitrust and securities laws. The New York AG’s investigation is continuing, and various press accounts have indicated that the New York AG has served additional subpoenas to certain of the parties initially served, as well as to other insurance industry participants. Although the New York AG’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with property and casualty insurers, the Company understands that subpoenas have been served on a number of group life and disability and traditional health insurers, as well as the insurance brokerage companies who assist in the placement of such types of insurance. At the press conference announcing its complaint against Marsh, the New York AG indicated that its investigation would look across various lines of insurance.

     In addition to the New York AG investigations, a number of state departments of insurance and other state Attorneys General have begun to take more active steps to investigate and monitor contingent commissions and other business practices of brokers, agents and insurers. The departments of insurance for two states have proposed new regulations, and other state insurance departments have stated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. The California Department of Insurance has also publicly stated it is readying civil lawsuits against certain industry participants.

     As of the date of this report, UICI has not received a subpoena from the New York AG in connection with any of its investigations nor has it been named in any proceedings filed by the New York AG or by any other state Attorney General. Because the New York AG and investigations of other state Attorneys General are currently ongoing, the full scope of their investigations and their ultimate effect on the insurance and insurance brokerage industries, or on UICI, cannot be completely determined at this time.

     UICI accesses its primary market — the self employed marketplace — by means of its field force of independent agents. UICI does not currently distribute a significant portion of its insurance products through brokers. To the extent that certain of its business units utilize the brokerage community to access markets (primarily its Student Insurance, Star HRG and Zon Re units), UICI does not pay commissions contingent upon premium volume or product profitability, and UICI does not submit bids or proposals for insurance business that it does not actively seek to write or acquire.

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

     The Company has not experienced significant changes related to its market risk exposures during the nine months ended September 30, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

     As of September 30, 2004, the Company’s management, including William J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”).

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

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine months ended September 30, 2004, the Company issued 16,000 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of UICI

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of UICI

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of UICI and by Mark D. Hauptman, Chief Financial Officer of UICI

(b)	Reports on Form 8-K.

1.	Current Report on Form 8-K dated July 28, 2004 and filed July 29, 2004

2.	Current Report on Form 8-K dated August 19, 2004 and filed August 20, 2004

3.	Current Report on Form 8-K dated September 3, 2004 and filed September 9, 2004

4.	Current Report on Form 8-K dated October 8, 2004 and filed October 12, 2004

5.	Current Report on Form 8-K dated October 18, 2004 and filed October 21, 2004.

6.	Current Report on Form 8-K dated October 27, 2004 and filed October 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UICI (Registrant)

Date: November 9, 2004	/s/ William J. Gedwed
William J. Gedwed, President,
Chief Executive Officer and Director

Date: November 9, 2004	/s/ Mark D. Hauptman
Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer