Form 10-K
period 2004-12-31
UICI
filed 2005-03-15
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to
Commission file no. 001-14953

UICI
(Exact name of registrant as specified in its charter)

Delaware	75-2044750
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

9151 Grapevine Highway North Richland Hills, Texas (Address of principal executive offices)	76180 (Zip Code)
Registrant’s telephone number, including area code:
(817) 255-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $760.4 million based on the number of shares held by non-affiliates (31,938,221) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $23.81. The number of shares outstanding of $0.01 par value Common Stock, as of February 23, 2005 was 46,433,399.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the annual proxy statement for the annual meeting of stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business
Introduction
      UICI is referred to throughout this Annual Report on Form 10-K as the “Company” or “UICI” and may also be referred to as “we,” “us” or “our.”
      We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. During 2004, 2003 and 2002, we generated health insurance premiums in the amount of approximately $1.813 billion, $1.547 billion and $1.161 billion, respectively, representing 88%, 85% and 84%, respectively, of our total revenues in such periods.
      Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. We market these higher deductible products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (a wholly-owned marketing division of the Company) and Cornerstone America (a wholly-owned marketing division of the Company), which are our “dedicated” agency sales forces that primarily sell the Company’s products. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,400 independent writing agents selling health insurance to the self-employed market in 44 states.
      Through our Student Insurance Division, we offer tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. We also provide an accident policy for students at public and private schools in pre-kindergarten through grade 12. In the student market, we sell our products through in-house account executives that focus on colleges and universities on a national basis. We believe that we provide student insurance plans to more universities than any other single insurer. We distribute these products to the college and university market primarily through an in-house employee sales force.
      Our Star HRG Division specializes in the design, marketing and administration of limited benefit health insurance plans for entry level, high turnover, and hourly employees. We market and sell these products directly to our employer clients through our dedicated sales force of Star HRG employees and through independent insurance brokers and consultants retained by the employer client.
      Through our Life Insurance Division, we also issue universal life, whole life and term life insurance products to individuals in four markets that we believe are underserved: the self-employed market, the middle income market, the Hispanic market and the senior market. We distribute our products directly to individual customers through our UGA and Cornerstone agents and other independent agents contracted through two key unaffiliated marketing companies. These two marketing companies, in turn, distribute our life products through managing general agent (MGA) networks.
      During 2003, through a newly formed company, ZON Re USA LLC (a 82.5%-owned subsidiary), we began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”).
      In October 2004, we completed the acquisition of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 200 employees) marketplace. We believe that the HealthMarket acquisition will provide our agency field force with affordable, consumer friendly health insurance plans that can be offered both to our existing self-employed individual market customers and also to the many small employer group prospects reached through our marketing programs. In addition, HealthMarket’s existing network of independent agents and brokers continue to have access to the consumer driven health plans designed and administered by HealthMarket. This acquisition will afford the Company the opportunity to enter the CDHP market, which some industry analysts have projected to grow to over $16 billion in annual premium over the next few years. Subject to receipt of applicable regulatory approvals, we intend to market and sell HealthMarket’s CDHP products to the individual and small employer group markets through our subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company.
      UICI is a holding company, and we conduct our insurance businesses through our wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Tennessee and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.
      Our principal insurance subsidiaries are rated by A.M. Best, Fitch and Standard & Poor’s (“S&P”). Set forth below are financial strength ratings of the principal insurance subsidiaries as of December 31, 2004 (except for the S&P rating, which was effective February 2, 2005).

	A.M. Best	Fitch	S&P

MEGA	“A-” (Excellent)	“A” (Strong)	“A-” (Strong)
Mid-West	“A-” (Excellent)	“A” (Strong)	“A-” (Strong)
Chesapeake	“A-” (Excellent)	Not Rated	“BBB+” (Good)
      All of the above ratings carry a “stable” outlook.
      In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy, profitability, leverage and liquidity, book of business, quality and estimated market value of assets, adequacy of policy liabilities, experience and competency of management, and operating profile. A.M. Best’s ratings currently range from “A++ (Superior)” to “F (Liquidation).” A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s ratings range from “AAA” (Exceptionally Strong) to “D” (Distressed). S&P’s financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Standard & Poor’s financial strength ratings range from “AAA” (Extremely Strong) to “CC” (Extremely Weak).
      On February 2, 2005, Standard & Poor’s Rating Services announced that it had assigned to UICI a counterparty credit rating of “BBB-” with a “stable” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. Standard & Poor’s counterparty credit ratings range from “AAA” (Extremely Strong) to “CC” (Currently Highly-Vulnerable).
      Our operating segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, Star HRG Division, the Life Insurance Division and Other Insurance and (b) Other Key Factors, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items.

      For purposes of segment reporting, the Company had previously reported the results of its Student Insurance Division and Star HRG Division as one business unit referred to as its “Group Insurance Division.” Effective October 1, 2004, the Company began separately reporting the results of its Student Insurance Division and Star HRG Division.
      Over the past three years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations. We have separately classified as discontinued operations for financial reporting purposes the operations of our former Academic Management Services Corp. subsidiary, our former Senior Market Division and our former Special Risk Division. See “Discontinued Operations” discussion below.
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
Insurance Segment

Self-Employed Agency Division
      Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses and, commencing in the fourth quarter of 2004 following the acquisition of HealthMarket Inc., consumer driven health plan products to the small (2-75 members) employer group market.
      The Self-Employed Agency Division generated revenues of $1.493 billion, $1.332 billion and $1.036 billion (73%, 73% and 75% of our total revenue) in 2004, 2003 and 2002, respectively.

Self-Employed Market
      Market. We offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. According to the Bureau of Labor Statistics, there were approximately 12 million self-employed individuals in the United States at the end of 2002. We currently have in force approximately 350,000 health policies issued or coinsured by the Company. We believe that there is significant opportunity to increase our penetration in this market.
      Insurance Products. Our health insurance plan offerings for the self-employed market include the following:

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

      Each of our health insurance products is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. We offer as an optional benefit an Accumulated Covered Expense (ACE) rider that provides for catastrophic coverage on our Scheduled/ Basic plans for covered expenses under the contract that generally exceed $75,000 or, in certain cases, $100,000. The ACE rider pays benefits at 100% after the stop loss is reached up to the aggregate maximum amount of the contract.
      Commencing in the first quarter of 2005, we began to roll out on a selective state-by-state basis a new suite of consumer driven health plans for the individual market, utilizing our recently-acquired HealthMarket consumer driven health plan features and methodology. To encourage and enable consumers to assume a greater role in making health care decisions, HealthMarket has developed software systems and support services that enable the complete design and administration of consumer driven health plans. Information is published on the internet and is available through customer support via the telephone to assist our customers in obtaining the optimum benefits from their insurance coverage in terms of both access and cost. Subject to receipt of applicable regulatory approvals, these products will be issued and sold by our subsidiaries, The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee, and distributed by independent agents associated with our UGA — Association Field Services and Cornerstone America marketing divisions.
      We have also developed and offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which our core self-employed customer is typically exposed.
      Marketing and Sales. Our marketing strategy in the self-employed market is to remain closely aligned with our dedicated agent sales forces. Substantially all of the health insurance products issued by our insurance company subsidiaries are sold through independent contractor agents associated with us. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,400 independent writing agents selling health insurance to the self-employed market in 44 states.
      Our agents are independent contractors, and all compensation that agents receive from us for the sale of insurance is based upon the agents’ levels of sales production. UGA — Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”) (the principal marketing divisions of MEGA and Mid-West, respectively) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in leadership of other agents).
      UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are our practices regarding advances on commissions, the quality of the sales leads provided, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of our regulated insurance subsidiaries.
      We provide health insurance products to consumers in the self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us and the associations upon not less than one year’s advance notice to the other party.
      UGA agents and Cornerstone agents also act as field service representatives (FSRs) for the associations. In this capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen, UICI’s Chairman) provides administrative and benefit procurement services to the associations. One of our subsidiaries (UICI Marketing, Inc., a wholly-owned subsidiary and our direct marketing group) generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). UICI Marketing also provides video and print services to the associations and to Specialized Association Services, Inc. See Note K of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.
      During 2004, we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.
      UICI Marketing, Inc. generates sales prospect leads for UGA and Cornerstone for use by their agents. UICI Marketing administers a call center (located in Oklahoma City, Oklahoma) staffing approximately 120 tele-service representatives. UICI Marketing has developed a marketing pool of approximately nine million prospects from various data sources. Prospects initially identified by UICI Marketing that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of UICI Marketing’s traditional and internet lead channels and by expressing an interest in learning more about health insurance. We believe that UGA and Cornerstone agents, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.
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
      Provider Network Arrangements. The Company enrolls its indemnity customers in selected PPO networks to obtain discounts on provider services that would otherwise not be available. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas.
      We believe that access to provider network contracts is a critical factor in controlling medical costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate. To this end, we access networks of hospitals and physicians through a variety of relationships with third party network providers. During 2004, approximately 70% of submitted claims were adjudicated through provider networks. In addition, we have retained a pharmacy benefits management company that has approximately 55,000 participating pharmacies nationwide. We also utilize co-payments, coinsurance, deductibles and annual limits to manage prescription drug costs.
      Consumer Driven Health Plan Products. Commencing in the first quarter of 2005, we began to roll out on a selective state-by-state basis a new suite of consumer driven health plans for the individual market, utilizing our recently-acquired HealthMarket consumer driven health plan features and methodology. HealthMarket has developed software systems and support services that enable the complete design and administration of consumer driven health plans, which will incorporate features that will enable consumers to assume a greater role in making health care decisions. Information is published on the internet and is available through customer support via the telephone to assist our customers in obtaining the optimum benefits from their insurance coverage in terms of both access and cost.
      Focusing on the cost side of the healthcare equation, our “Consumer Preference Plan” CDHP product will include multiple benefit options for consumers, such as deductibles and coinsurance, benefits that are based on Maximum Allowable Charges (a “MAC”) (which is the total fee that will be considered under the terms of the policy for a particular service), and other powerful information tools, including advanced websites for comparing provider cost and quality. At February 19, 2005, the Consumer Preference Plan had been approved for issuance in Arkansas, Alabama, Florida, Illinois, Michigan, Missouri, Pennsylvania, Rhode Island, Texas, Virginia and Wisconsin.
      Focusing as well on healthcare utilization, the Company’s “Smart Consumer Plan” CDHP product will enable consumers to exert an even higher level of control over healthcare decisions. The “Smart Consumer Plan” product focuses on “episodes of care” through episode allowances. There are more than 100 common medical conditions for which the Company has calculated an episode allowance, a single, lump-sum dollar amount for a package of services to treat a condition from beginning to end. Episode allowances are only intended for conditions where the Company believes it is reasonable to ask consumers to be involved in decisions regarding their care and to make choices that can impact costs. Less controllable medical events (such as emergencies or catastrophic situations) are outside the scope of episodes of care. At February 19, 2005, the Smart Consumer Plan had been approved for issuance in Arkansas, Alabama, Illinois, Michigan, Missouri, Pennsylvania, Rhode Island, Texas, Virginia and Wisconsin.
      In the first quarter of 2005, we began to offer health plans with CDHP features to consumers in Illinois, Michigan, Missouri, Rhode Island, Texas and Florida.
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
      Acquisition of Health Blocks. Historically, the Company from time to time acquired and may continue to acquire closed (i.e., no new policies) blocks of health insurance policies or companies that own such blocks. These opportunities were pursued on a case-by-case basis, and revenues from such blocks have generally not represented a material portion of SEA Division revenue.

Small Employer Group Products
      During 2004 we announced our intent to enter the small (2-15 members) employer group market with a new suite of products incorporating our recently-acquired HealthMarket consumer driven health plan (CDHP) features and methodology. Small U.S. employers pay approximately $400 billion of health premiums each year, representing approximately one-half of the total employer-funded market. As the most price sensitive segment of the group health insurance market, we believe that this segment offers significant growth opportunities. Subject to receipt of applicable regulatory approvals, these products will be issued and sold by our subsidiary, The MEGA Life and Health Insurance Company, and distributed by independent agents associated with our UGA — Association Field Services marketing division. We believe that our agents’ existing customer relationships with small business owners may provide us with a favorable competitive advantage in the market. In the first quarter of 2005, we intend to begin to offer our “Consumer Advantage Plan” to small (2-15 members) employer group consumers in selected urban markets in Texas, Georgia and Michigan.
      In addition, we intend to continue to utilize and grow HealthMarket’s existing network of independent agents and brokers to distribute products to the larger small (2-50 members) employer group market. Upon receipt of applicable regulatory approvals, products to be distributed through the brokerage community will be issued by our subsidiary, Chesapeake. At the time of our acquisition of HealthMarket in October 2004, HealthMarket had utilized brokers to enroll in its consumer driven health plans over 2,400 companies with an aggregate of approximately 38,000 members. At February 1, 2005, the Company had executed agreements with approximately 1,100 independent insurance brokers to represent Chesapeake in connection with the sale of products to the small (2-50 member) employer group market.
      To date, the Company has generated only nominal revenues and losses from the sale of health insurance products to the small employer group market.

Student Insurance Division
      Our Student Insurance Division (based in St. Petersburg, Florida) offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. We also provide an accident policy for students at public and private schools in pre-kindergarten through grade 12.
      Market. The student market consists primarily of students attending colleges and universities in the United States and, to a lesser extent, students attending public and private schools in grades pre-kindergarten through grade 12. Generally, our marketing efforts have been focused on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduates, graduate and international students often have a need to obtain insurance as “first-time buyers,” as many schools require proof of insurance as a requirement for enrollment. According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States, which have a combined enrollment of approximately 9.5 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution’s students. We believe that we have been authorized by more universities to provide student health insurance plans than any other single insurer.

      Products. Our student insurance programs are designed to meet the requirements of each individual school. The programs generally provide coverage for one school year (which typically runs from September through the succeeding August) and the maximum benefits available to any individual student enrolled in the program range from $10,000 to $1.0 million, depending on the coverage level desired by the school.
      Our Student Insurance division underwrites, manages and pays claims and administers policies for about 75% of all of its school clients. Selected school clients have elected to administer and pay claims through independent third party administrators (TPAs) with respect to student insureds attending their schools.
      Our Student Insurance division had revenues of $306.3 million, $249.1 million and $167.4 million in 2004, 2003 and 2002, respectively, representing approximately 15%, 14% and 12% of our consolidated revenues in each such year.
      Marketing and Sales. We market our student insurance products to colleges and universities on a national basis through in-house account executives whose compensation is based primarily on commissions. Account executives make presentations to the appropriate school officials and if we are selected, we are endorsed as the provider of health insurance for students attending that school.
      The pre-kindergarten through grade 12 business is marketed nationwide, primarily through third party agents and brokers.

Star HRG Division
      Our Star HRG Division, with principal offices in Phoenix, Arizona, specializes in the development, marketing, and administration of limited benefit plans for entry level, high turnover, hourly employees. The Star HRG Division reported revenues of $150.5 million, $118.2 million and $84.2 million in the years ended December 31, 2004, 2003 and 2002, respectively, representing approximately 7%, 7% and 6% of our total revenues in each such period.
      Market. Star HRG focuses its marketing efforts on three distinct market segments: small companies employing 10-99 eligible employees, mid-size companies employing 100-1,499 eligible employees and larger employers with 1,500 or more eligible employees. Star HRG’s Starbridge and Starbridge Choices programs (sales of which account for approximately 98% of its revenues) are marketed to large and mid-size companies and constitute an affordably priced group of limited benefit plans designed to meet the needs of entry level, high turnover, hourly employees. The plans include both standard and consumer-driven models and are designed to meet the needs of full or part-time employees and are predominantly used for non-benefited classes of employees and newly hired individuals who are not yet eligible for full-time benefits. Target industries include national and regional restaurant chains, retail and convenience stores, service stations, call centers, and various other outlets of the service/hospitality industries.
      Star HRG also offers an affordably priced group of limited benefit plans designed to meet the needs of workers in smaller businesses with 10-99 eligible employees and larger size businesses that utilize contract workers. The plans are designed to meet the needs of full or part-time workers and are predominantly used for non-benefited classes of employees, the trucking industry’s owner/operators, and temporary/contract workers. Star HRG markets these products for the smaller company market under the brand names “Health Assist”, “Temp Assist” and “ProDrivers Choice.”
      Products. Product offerings under Star HRG programs include affordable limited benefit medical, dental, term life, accidental death benefits, and short-term disability, as well as access to discounted prescription, vision, and other health care related services.
      Marketing and Sales. Star HRG markets its products in all 50 states and the District of Columbia. Star HRG markets directly to its employer clients through its dedicated sales force of 17 Star HRG employees. Clients often retain independent insurance agents, brokers, or consultants to facilitate the sales process.
      Star HRG’s sales efforts are supplemented by a full-service enrollment center located in Phoenix, Arizona. To increase plan participation, the enrollment center utilizes direct mail pieces, interactive voice response technology and an in-bound/out-bound call center enrollment team.

Life Insurance Division
      Our Life Insurance Division offers life insurance products to individuals. At December 31, 2004, the Life Insurance Division (which is based in Oklahoma City, Oklahoma) had over $4.7 billion of life insurance in force and approximately 287,000 individual policyholders. The Life Insurance Division, which grew historically through acquisitions of closed blocks of life insurance and annuity policies, has more recently shifted its focus and has begun to build new distribution channels and to market and sell newly designed life insurance products. In 2004, 2003 and 2002, the Life Insurance Division generated revenues of $68.1 million, $62.2 million and $74.4 million, respectively, representing 3%, 3% and 5%, respectively, of our total revenue in each such year. Included in 2002 revenues for the Life Insurance Division were revenues of $6.3 million attributable to the Company’s workers’ compensation business, which the Company exited in May 2001.
      Markets Served. The Life Division offers its life insurance products to demographically growing market segments that we have identified as underserved, including the self-employed market, the middle-income market, the Hispanic market and the senior market.
      Products. The Life Insurance Division’s products are tailored to meet the specific needs of customers in each of its targeted markets. We offer universal life insurance and term insurance products to individuals in the self-employed market. We offer other term plans, as well as two universal life products, to meet the needs of individuals in the middle-income market and the Hispanic market. We also offer a whole life product, a graded whole life and a modified whole life product to assist seniors in meeting their needs to cover final expenses.
      Distribution. The Life Insurance Division distributes its products primarily through two distribution channels. Commencing in the second quarter of 2002, our UGA and Cornerstone agents began to market our universal life and term products to individuals in the self-employed market. In 2003, the Life Insurance Division also entered into new marketing relationships with two independent marketing companies to distribute our products through networks of managing general agents (MGAs). One marketing company offers universal life and term products to middle-income buyers, as well as through agencies that specialize in sales to Hispanic buyers. The second marketing company offers our whole life product line exclusively for seniors. At year-end 2004, these two marketing organizations had contracted over 10,000 independent agents to distribute our products.
      Marketing and Sales. With the help of agents associated with UGA and Cornerstone, the Life Insurance Division seeks to leverage our significant health insurance customer base by positioning itself to offer those customers (self-employed individuals) universal life and term life products designed to fit their changing needs. The two independent marketing companies with which we have contracted offer their agents product lines to cover the needs of the middle-income market, the Hispanic market and the senior market. The Life Insurance Division has also developed a needs analysis software selling system, “Blueprint for Lifetm.” This selling tool allows the agent to accurately and quickly identify the amount of insurance that should be carried by an individual. The tool generates a “Blueprint” that helps our customers plan for the distribution of life insurance proceeds and other assets. We believe that the “Blueprint for Life” selling tool provides a much needed and valuable service to the middle-income buyer, who has often been overlooked or underserved by other distributors of life insurance products.
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
      Effective May 31, 2003, we closed our College Fund Life Division and discontinued offering the College Fund Life product, including the child term rider that committed us to provide private student loans to help fund the named child’s higher education. Despite the close of the College Fund Life Division, we continue to have outstanding commitments to fund student loans for the years 2005 through 2025 with respect to policies previously issued. See Notes H and L of Notes to Consolidated Financial Statements.

Other Insurance
      Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In the year ended December 31, 2004, ZON Re generated revenues and operating income of $14.4 million and $1.4 million, respectively.
      ZON Re underwrites and manages accident reinsurance programs on behalf of MEGA for primary life, accident and health and property and casualty insurers that wish to transfer risk for certain types of primary accident programs. Accident reinsurance provides reimbursement to primary insurance carriers for covered losses resulting from accidental bodily injury or accidental death. For its reinsurance programs, ZON Re targets national, regional and middle market insurers in the United States and Canada. ZON Re distributes accident reinsurance products through a network of professional reinsurance intermediaries. ZON Re underwrites on behalf of MEGA both treaty and facultative accident reinsurance programs, which may be offered on either a quota share or excess of loss basis. The Company has determined, as a matter of policy, that MEGA’s exposure on any single reinsurance contract issued by it and underwritten by Zon Re will not exceed $1.0 million per person and $10.0 million per event.
      ZON Re also underwrites and distributes a limited portfolio of primary accident insurance products issued by Chesapeake. These products are designed for direct purchase by banks, associations, employers and affinity groups and are distributed through a national network of independent commercial insurance agents, brokers and third party administrators (TPAs). The Company has determined, as a matter of policy, that Chesapeake’s maximum exposure on any single primary insurance contract issued by it and underwritten by ZON Re will not exceed $1.0 million per person.
Discontinued Operations
      Over the past two years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations, including the operations of our former Academic Management Services Corp. (“AMS”) subsidiary (which we sold in November 2003), our former Senior Market Division, and our former Special Risk Division. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Ceded Reinsurance
      Our insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. The maximum retention by us on one individual in the case of life insurance is $200,000 for MEGA and Mid-West and $100,000 for Chesapeake. We use reinsurance for our health insurance business solely for limited purposes. Reinsurance agreements are intended to limit an insurer’s maximum loss.
Competition
      In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and product, although we have no single competitor who competes against us in all of the business lines in which we operate. With respect to the business of our Self-Employed Agency Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/ Blue Shield plans in the states in which we write business. With respect to our Student Insurance and Star HRG businesses, we compete with subsidiaries and units of larger, national insurance providers. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more major market players in a particular line of business.

      Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from health care providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our future results of operations and financial condition.
Regulatory and Legislative Matters

Insurance Regulation

State Regulation
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
      Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The most recently completed financial examination for MEGA in Oklahoma (MEGA’s domicile state) was completed as of and for the three-year period ended December 31, 2001. MEGA is currently undergoing a financial examination in Oklahoma as of and for the two-year period ended December 31, 2003. The most recently completed financial examination for Mid-West in Tennessee (Mid-West’s domicile state) was completed as of and for the five-year period ended December 31, 1999. Mid-West is currently undergoing a financial examination in Tennessee as of and for the four-year period ended December 31, 2003. The most recently completed financial examination for Chesapeake in Oklahoma (Chesapeake’s domicile state) was completed as of and for the three-year period ended December 31, 2000. The Oklahoma Department of Insurance is currently conducting a financial examination of Chesapeake as of, and for the three-year period, ended December 31, 2003.
      State insurance departments have also periodically conducted and continue to conduct market conduct examinations of UICI’s insurance subsidiaries. As of December 31, 2004, either or both of MEGA and Mid-West were subject to ongoing market conduct examinations and/or open inquiries with respect to marketing practices in 12 states. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such market conduct examinations. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition.
      On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. Since October 2004, representatives of MEGA have been engaged in discussions with the Washington Department of Insurance in an effort to resolve issues with respect to use of a policy form that was initially approved by the Washington Department of Insurance in 1997. UICI has also voluntarily terminated sales of a similar product issued by Mid-West, pending resolution of the open issues with the State of Washington Department of Insurance. MEGA and Mid-West have issued certificates covering approximately 60,000 insureds in the State of Washington. UICI currently does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner will have a material adverse effect upon its results of operations or its financial condition.
      State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another. Most states have special rules for health insurance sold to individuals and small groups. For example, a number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverage between new business and renewal business for small groups with similar demographics. Every state has also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers. The U.S. Congress and various state legislators have from time to time proposed changes to the health care system that could affect the relationship between health insurers and their customers, including external review. In addition, various states are considering the adoption of “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public health care insurance. We cannot predict with certainty the effect that any proposals, if adopted, or legislative developments could have on our insurance businesses and operations.
      A number of states have enacted new health insurance legislation over the past several years. These laws, among other things, mandate benefits with respect to certain diseases or medical procedures, require health insurers to offer an independent external review of certain coverage decisions and establish health insurer liability. There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability, prohibition against insurers including discretionary clauses in their policy forms and relationships between health insurers and providers. We expect that this trend of increased legislation will continue. These laws may have the effect of increasing our costs and expenses.
      We provide health insurance products to consumers in the self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. During 2004, we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.
      Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation that controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (i.e., 10% or more) in the insurance holding company. UICI (the holding company) and our insurance subsidiaries are subject to such laws, and we believe that we and such subsidiaries are in compliance in all material respects with all applicable insurance holding company laws and regulations.
      Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2004, the risk-based capital ratio of each of our domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.
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

Federal Regulation
      In 1945, the U.S. Congress enacted the McCarran-Ferguson Act, which declared the regulation of insurance to be primarily the responsibility of the individual states. Although repeal of McCarran-Ferguson is debated in the U.S. Congress from time to time, the federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including healthcare, pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation, do affect the insurance business.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA)
      As with other lines of insurance, the regulation of health insurance historically has been within the domain of the states. However, HIPAA and the implementing regulations promulgated thereunder by the Department of Health and Human Services impose new obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. Most of the insurance reform provisions of HIPAA became effective for plan years beginning on or after July 1, 1997.
      HIPAA also establishes new requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of

Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to achieve and to maintain compliance. We have been working diligently to comply with these regulations within the time periods required and believe that we will comply in a timely fashion. As a consequence of these new standards for electronic transactions, we may see an increase in the number of health care transactions that are submitted to us in paper format, which could increase our costs to process medical claims.
      HIPAA is a far-reaching and complex issue and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.
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

USA PATRIOT Act
      On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. The law requires, among other things, that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the U.S. Treasury Department. Proposed Treasury regulations governing portions of our life insurance business would require us to develop and implement procedures designed to detect and prevent money laundering and terrorist financing. We remain subject to U.S. regulations that prohibit business dealings with entities identified as threats to national security. We have licensed software to enable us to detect and prevent such activities in compliance with existing regulations and we are developing policies and procedures designed to comply with the proposed regulations should they come into effect.
      There are significant criminal and civil penalties that can be imposed for violation of Treasury regulations. We believe that the steps we are taking to comply with the current regulations and to prepare for compliance with the proposed regulations should be sufficient to minimize the risks of such penalties.

CAN SPAM Act
      From time to time the Company utilizes, either directly or through third party vendors, e-mail to identify prospective sales leads for use by its agents. The federal CAN SPAM Act, which became effective January 1, 2004 and is administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. While targeting and prohibiting e-marketers to send unsolicited commercial email with falsified headers, the CAN SPAM Act permits the use of unsolicited commercial e-mail if and as long as the message contains an opt-out mechanism, a functioning return e-mail address, a valid subject line indicating the e-mail is an advertisement and the legitimate physical address of the mailer. While the Company has taken what it believes are reasonable steps to ensure that it, and the various third party vendors with which it does business, are in full compliance with the CAN SPAM Act, failure to comply with the provisions of the CAN SPAM Act could result in regulatory fines and civil lawsuits.

Gramm-Leach-Bliley Act
      The Financial Services Modernization Act of 1999 (the so-called Gramm-Leach-Bliley Act, or “GLBA”) includes several privacy provisions and introduced new controls over the transfer and use of individuals’ nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities.
      GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, selected state insurance regulators or state legislatures have adopted rules that limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners has recently promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA will significantly affect how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

Legislative Developments
      Legislation has been introduced in the U.S. Congress that would allow state-chartered and regulated insurance companies, such as our insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator. We do not believe that such legislation will be enacted during the current Congressional term.
      Numerous proposals to reform the current health care system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in health care policy could significantly affect our business. For example, federally mandated, comprehensive major medical insurance, if proposed and implemented, could partially or fully replace some of our current products. Furthermore, legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.
      There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.
      The NAIC and individual states have been studying small face amount life insurance for the past three years. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products.

      We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit our business.
      Recently, the insurance industry has experienced substantial volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of group insurance products, and the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. We have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business.
      The NAIC and several states have recently proposed regulations and/or laws that would that would prohibit agent/broker practices that have been the focus of recent investigations of broker compensation in the State of New York. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents/brokers to customers that insurers will compensate such agents/brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent/broker. Some larger states, including California and New York, are considering additional provisions that would require the disclosure of the amount of compensation and/or require (where an agent/broker represents more than one insurer) placement of the “best coverage.” We cannot predict how many states, if any, may promulgate the NAIC amendment or similar regulations or the extent to which these regulations may have an adverse impact on our business.
Employees
      We had approximately 2,900 employees at February 18, 2005. We consider our employee relations to be good. Agents associated with our UGA and Cornerstone field forces constitute independent contractors and are not employees of the Company.

Item 2.	Properties
      We currently own and occupy our executive offices located at 9151 Grapevine Hwy, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 250,000 square feet of office space. In addition, we lease office space at various locations.

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

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Ronald L. Jensen	Chairman of the Board	74	Mr. Jensen has served as Chairman since December 1983.
William J. Gedwed	President and Chief Executive Officer	49	Mr. Gedwed has served as a director of the Company since June 2000 and as its President and Chief Executive Officer of the Company since July 1, 2003. He has Served as a Director and/or executive officer of NMC Holdings, Inc. and/or its subsidiaries since August 1993. Mr. Gedwed currently serves as Chairman and Director of the Company’s insurance subsidiaries.
Troy A. McQuagge	President of the Company’s Agency Marketing Group	43	Mr. McQuagge served as President of UGA — Association Field Services from 1997 until May 2004. Currently serves as President of Agency Marketing Group. Mr. McQuagge has served as Senior Vice President of the Company’s insurance subsidiaries since June 2004.
Glenn W. Reed	Executive Vice President and General Counsel	52	Mr. Reed has served in his current position since July 1999. Prior to joining UICI, Mr. Reed was a partner with the Chicago, Illinois law firm of Gardner, Carton & Douglas. He also serves as Director and Vice President of the Company’s insurance subsidiaries.
Phillip J. Myhra	Executive Vice President — Insurance Group	52	Mr. Myhra has served as an executive officer of the Insurance Group since December 1999 and as Executive Vice President — Insurance Group of the Company since February 2001. He serves as a Director, President and Chief Executive Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Myhra served as Senior Vice President of Mutual of Omaha.
William J. Truxal	President of the Company’s Student Insurance Division	48	Mr. Truxal was appointed President of Student Insurance Division in September 2003. He joined the predecessor of the Company’s Student Insurance Division in 1983 as an account executive, and has been President of Student Resources since September 1992. He also serves as Vice President of the Company’s insurance subsidiaries.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Timothy L. Cook	President of the Company’s Star HRG Division	56	Mr. Cook has served as President of Star HRG Division since February 2002. Mr. Cook joined the Company upon its acquisition of Star HRG in February 2002, where he served as Vice President since March 1990. He also serves as Vice President of MEGA.
Mark D. Hauptman	Vice President and Chief Financial Officer and Chief Accounting Officer	47	Mr. Hauptman joined the Company in 1988 as Controller of the Company’s former OKC Division. He has served as the Company’s Chief Accounting Officer since June 2001 and has served as Chief Financial Officer since May 2002. He also serves as Director and Vice President of the Company’s insurance subsidiaries.
James N. Plato	President — Life Insurance Division	56	Mr. Plato has served as an executive officer and director of the Company’s insurance subsidiaries since June 2001. From 2000 to 2001, Mr. Plato served as an executive officer and/or director of Ilona Financial Group and its subsidiaries.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
      The Company’s shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “UCI”. The table below sets forth on a per share basis, for the period indicated, the high and low closing sales prices of the Common Stock on the NYSE.

	High	Low

Fiscal Year Ended December 31, 2003
1st Quarter	$16.41	$8.42
2nd Quarter	15.65	9.78
3rd Quarter	17.43	11.80
4th Quarter	16.20	12.90
Fiscal Year Ended December 31, 2004
1st Quarter	$15.00	$12.70
2nd Quarter	23.81	14.56
3rd Quarter	33.05	21.93
4th Quarter	35.84	24.00
      As of February 21, 2005, there were approximately 12,200 holders of record of Common Stock.
      On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. The amount of the dividend, record date and payment date will be subject to approval every six months by the Company’s Board of Directors. Subject to future analyses of the Company’s cash resources and projected cash needs, the Board of Directors intends to continue in the future to consider and reassess from time to time the Company’s dividend policy. In accordance with the new dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend will be payable on March 15, 2005 to shareholders of record at the close of business on February 21, 2005.
      In addition, dividends paid by the Company’s domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state. See Note J of the Notes to Consolidated Financial Statements included herein.
      During the year ended December 31, 2004, the Company issued 16,000 shares of unregistered common stock pursuant to its 2001 Restricted Stock Plan.
Issuer Purchases of Equity Securities
      Set forth in the table below is certain information with respect to purchases of shares of the Company’s common stock in the open market during each of the months in the year ended December 31, 2004 (a) pursuant to the authority granted under the Company’s previously announced share repurchase program (see discussion below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program”), (b) to facilitate agent-participants’ contributions to, and to satisfy the Company’s commitment to issue its shares upon vesting of matching credits under, the stock accumulation plans established for the benefit of the Company’s agents (see Note M of Notes to Consolidated Financial Statements), and (c) by the trustee for the Company’s Employee Stock Ownership and Retirement

Savings Plan (which reflects shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions):

				Total Number of		Maximum Number
				Shares Purchased as		of Shares That May
	Total Number			Part of Publicly		yet be Purchased
	of Shares		Average Price	Announced Plans or		Under the Plans or
Period	Purchased		Paid per Share	Programs		Programs

1/1/04-1/31/04	36,263		$13.2467	—		972,400
2/1/04-2/29/04	219,326		13.5069	—		972,400
3/1/04-3/31/04	1,010,866		14.3232	831,400		141,000
4/1/04-4/30/04	151,254		15.2323	—		141,000
5/1/04-5/31/04	239,232		18.6468	100,000		1,041,000
6/1/04-6/30/04	110,057		21.1688	—		1,041,000
7/1/04-7/31/04	219,974		22.6474	112,000		929,000
8/1/04-8/31/04	219,574		21.8933	—		929,000
9/1/04-9/30/04	95,374		29.1097	—		929,000
10/1/04-10/31/04	225,499		34.3970	—		929,000
11/1/04-11/30/04	65,303		33.3898	—		929,000
12/1/04-12/31/04	139,387		33.8927	—		929,000

Total	2,732,109	(1)	$19.8538	1,043,400	(2)

(1)	The number of shares purchased other than through a publicly announced plan or program includes 431,775 shares purchased with respect to the UICI Employee Stock Ownership and Savings Plan and 1,256,934 shares purchased with respect to the stock accumulation plans established for the benefit of the Company’s agents.

(2)	In November 1998 the Company announced the authorization to repurchase 4,500,000 shares, and the Company reconfirmed the repurchase program on February 28, 2001 and February 11, 2004. The Company announced the authorization to repurchase an additional 1,000,000 shares under the program on April 28, 2004. The repurchase program has no expiration date.

Item 6.	Selected Financial Data
      The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2004 has been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts and operating ratios)
Income Statement Data:
Revenues from continuing operations	$2,057,906	$1,813,205	$1,375,704	$967,924	$867,190
Income from continuing operations before income taxes	221,149	131,916	76,759	73,163	98,059
Income from continuing operations	145,881	87,324	51,054	49,484	64,128
Income (loss) from discontinued operations	15,677	(72,990)	953	(6,592)	(58,395)
Net income	$161,558	$14,334	$46,863	$42,892	$5,733

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts and operating ratios)
Per Share Data:
Earnings per share from
continuing operations:
Basic earnings per common share	$3.16	$1.88	$1.08	$1.06	$1.37
Diluted earnings per common share	$3.07	$1.82	$1.05	$1.03	$1.34
Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per common share	$0.34	$(1.57)	$0.02	$(0.14)	$(1.25)
Diluted earnings (loss) per common share	$0.33	$(1.52)	$0.02	$(0.13)	$(1.22)
Earnings per share:
Basic earnings per common share	$3.50	$0.31	$0.99	$0.92	$0.12
Diluted earnings per common share	$3.40	$0.30	$0.96	$0.90	$0.12
Operating Ratios:
Health Ratios:
Loss ratio(1)	61%	65%	63%	64%	64%
Expense ratio(1)	33%	34%	34%	34%	31%

Combined health ratio	94%	99%	97%	98%	95%

Balance Sheet Data:
Total investments and cash(2)	$1,710,589	$1,579,131	$1,355,918	$1,231,860	$1,073,885
Total assets	2,345,658	2,126,959	1,915,188	1,676,711	1,460,777
Total policy liabilities	1,258,671	1,184,984	1,028,969	891,361	824,632
Total debt	15,470	18,951	7,922	23,511	66,782
Student loan credit facilities	150,000	150,000	150,000	100,000	—
Stockholders’ equity	714,145	587,568	585,050	534,572	447,105
Stockholders’ equity per share(3)	$15.18	$12.15	$11.76	$10.81	$9.74

(1)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(2)	Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(3)	Excludes the unrealized gains on securities available for sale, which gains are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.
Overview
      We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets, and life insurance policies to markets that we believe are underserved. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,400 independent writing agents selling health insurance to the self-employed market in 44 states.
      The Company’s revenues consist primarily of premiums derived from sales of its indemnity, PPO, student group and voluntary employer group health plans and from life insurance policies. Revenues also include investment income derived from our investment portfolio and other income, which consists primarily of income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.
      Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. Premiums on traditional life insurance are recognized as revenue when due.
      Set forth in the table below is premium by insurance division for each of the past three fiscal years:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Premium:
Self-Employed Agency Division	$1,355,328	$1,192,688	$911,318
Student Insurance Division	297,036	239,574	161,292
Star HRG Division	145,749	114,428	81,763
Life Insurance Division	38,660	30,366	38,557
Other Insurance	14,127	150	—

Total premium	$1,850,900	$1,577,206	$1,192,930

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
      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These claim liabilities are developed using actuarial principles and assumptions that consider a number of items, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. See discussion below, “Critical Accounting Policies and Estimates — Claim Liabilities” and Note F of Notes to Consolidated Financial Statements.

      In connection with various stock-based compensation plans that we maintain for the benefit of our employees and independent agents, we record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See discussion below under the caption “Variable Stock-Based Compensation” and Note M of Notes to Consolidated Financial Statements. The accounting treatment of the Company’s agent plans has resulted and will continue to result in unpredictable stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock.
      Our business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance (consisting of the Company’s ZON Re, USA LLC accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      For segment reporting, the Company had previously reported the Student Insurance Division and Star HRG Division as one business unit referred to as “Group Insurance Division”. Effective October 1, 2004, the Company began reporting the results of the Group Insurance Division as two business units, the Student Insurance Division and Star HRG Division.
      Over the past two years we have actively endeavored to simplify our business by closing and/or disposing of assets and operations not otherwise related to our core health and life insurance operations. We have separately classified as discontinued operations for financial reporting purposes the operations of our former Academic Management Services Corp. (“AMS”) subsidiary (engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business, which we sold in November 18, 2003), our Senior Market Division (through which we formerly developed and marketed long-term care and Medicare supplement insurance products for the senior market) and our Special Risk Division (through which we formerly provided various niche health insurance related products, including “stop loss”, marine crew accident, organ transplant and international travel accident products and various insurance intermediary services and managed care services).
Recent Developments
      On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. Since October 2004, representatives of MEGA have been engaged in discussions with the Washington Department of Insurance in an effort to resolve issues with respect to use of a policy form that was initially approved by the Washington Department of Insurance in 1997. UICI has also voluntarily terminated sales of a similar product issued by Mid-West, pending resolution of the open issues with the State of Washington Department of Insurance. MEGA and Mid-West have issued certificates covering approximately 60,000 insureds in the State of Washington. UICI currently does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner will have a material adverse effect upon its results of operations or its financial condition.
Results of Operations — Overview
      During 2004 the Company’s financial condition, cash flow and results from operations were impacted by several key factors and developments:

Favorable Results at SEA Division
      The Company’s 2004 results from continuing operations benefited from the strong performance of its SEA Division, which reported record operating income in 2004 of $260.7 million, compared to operating income of $109.1 million in 2003. Results at the Company’s SEA Division in 2004 reflected a favorable loss ratio and increased renewal premium revenue, with which is associated a lower commission rate compared to the commission rate on first year premium revenue.

Reduction in SEA Claim Liability
      Results in 2004 at the Company’s SEA Division benefited from a significant decrease in loss ratio (from 61.7% in 2003 to 54.4% in 2004) associated with the SEA Division’s block of health insurance business. This decrease in the loss ratio was due in significant part to the reduction in the amount of $47.8 million during 2004 of claim liabilities established in 2003 in response to a rapid pay down in 2003 of an excess pending claims inventory. The actual claim payment experience during 2004 with respect to prior periods was lower than originally estimated when the claim liability was established in 2003. See discussion below under the caption “Critical Accounting Policies and Estimates  — Claims Liabilities  — Claims Liability Development Experience”. The decrease in loss ratio was also due in part to lower levels of incurred claims in 2004 compared to the prior year. The Company currently anticipates that loss ratios at the SEA Division will begin over time to trend upward to historical levels.

Settlement of Association Group Litigation
      During 2004, the Company and its insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between UICI’s insurance companies and the membership associations that make available to their members the insurance companies’ health insurance products upon terms that did not have a material adverse effect upon 2004 results of operations or financial condition. See Note L of Notes to Consolidated Financial Statements. Results at our SEA Division in 2003 included a $(25.0) million charge associated with the reassessment of loss accruals established for this and other litigation.

Significant Operating Losses at Our Student Insurance Division
      In 2004, our Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported an operating loss of $(49.5) million. Results in 2004 at the Student Insurance business unit reflected an increase in the loss ratio associated with the Student Insurance unit’s book of 2003-2004 school year business. This increase in the loss ratio was attributable primarily to a higher-than-expected amount of paid claims during the year (which resulted from temporary changes in claim payment procedures necessary to reduce the Student Insurance unit’s claims inventory to levels more closely approximating historical levels) and to the failure of the Company’s claim system to effectively utilize discounts afforded by the Company’s network provider contracts. The Company has taken steps to modify its claims processing system to better utilize such network provider discounts. In addition, results in 2004 reflected the recording of an impairment charge in the amount of $(6.6) million principally associated with the abandonment of computer hardware and software assets associated with its claims processing system and higher than expected administrative costs attributable to inefficiencies created with its claim processing systems.

Purchase of HealthMarket
      On October 8, 2004, the Company completed the acquisition, for a cash purchase price of $53.1 million, of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 250 employees) marketplace. In the acquisition, UICI’s wholly owned insurance subsidiary, The MEGA Life and Health Insurance Company, acquired HealthMarket’s administrative platform and substantially all of HealthMarket’s CDHP technology, fixed assets and personnel. Subject to applicable regulatory approvals, UICI intends to market and sell HealthMarket’s Consumer Driven Health Plan products to the individual and small employer group markets through MEGA, Mid-West and Chesapeake.

      As part of the acquisition, Chesapeake entered into an assumption reinsurance agreement with HealthMarket and its wholly owned insurance subsidiary, American Travelers Assurance Company (“ATAC”), pursuant to which Chesapeake agreed to pay a contingent renewal fee to HealthMarket. This renewal fee has been and will be recorded as goodwill and/or other intangibles, as and when Chesapeake issues a renewal policy to a former ATAC policyholder.
Results of Operations
      The table below sets forth certain summary information about our operating results for each of the three most recent fiscal years:

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(Dollars in thousands)
Revenue
Premiums:
Health	$1,812,892	17%	$1,547,233	33%	$1,161,381
Life premiums and other considerations	38,008	27%	29,973	(5)%	31,549

Total premium:	1,850,900	17%	1,577,206	32%	1,192,930
Investment income	85,868	11%	77,661	(4)%	80,831
Other income	114,467	(4)%	118,627	10%	107,541
Gains (losses) on sale of investments	6,671	NM	39,711	NM	(5,598)

Total revenues:	2,057,906	13%	1,813,205	32%	1,375,704
Benefits and Expenses
Benefits, claims, and settlement expenses	1,127,058	8%	1,039,593	34%	774,492
Underwriting, policy acquisition costs, and insurance expenses	632,132	12%	563,574	30%	432,468
Stock based compensation expense (benefit)	14,307	NM	(459)	NM	16,312
Other expenses	59,843	(18)%	73,354	19%	61,886
Interest expense	3,417	13%	3,016	(27)%	4,148
Losses in Healthaxis, Inc. investment	—	NM	2,211	(77)%	9,639

Total expenses:	1,836,757	9%	1,681,289	29%	1,298,945

Income from continuing operations before income taxes	221,149	68%	131,916	72%	76,759
Federal income taxes	75,268	69%	44,592	73%	25,705

Income from continuing operations	145,881	67%	87,324	71%	51,054
Income (loss) from discontinued operations (net of income tax benefit)	15,677	NM	(72,990)	NM	953

Income before cumulative effect of accounting change	161,558	NM	14,334	NM	52,007
Cumulative effect of accounting change (net of income tax benefit)	—	NM	—	NM	(5,144)

Net income	$161,558	NM	$14,334	NM	$46,863

NM: not meaningful

2004 Compared to 2003
      UICI reported revenues and income from continuing operations in 2004 of $2.058 billion and $145.9 million ($3.07 per diluted share), respectively, compared to 2003 revenues and income from continuing operations of $1.813 billion and $87.3 million ($1.82 per diluted share), respectively. Reflecting results from discontinued operations, the Company reported overall 2004 net income of $161.6 million ($3.40 per diluted share), compared to 2003 net income of $14.3 million ($0.30 per diluted share).

Continuing Operations
      Revenues. UICI’s revenues increased to $2.058 billion in 2004 from $1.813 billion in 2003, an increase of $245 million, or 13.5%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a 17% increase in health premium revenue (to $1.813 billion in 2004 from $1.547 billion in 2003), which increase resulted from new business, as well as increased renewal business derived from new health business originally written in 2001 and 2002.

•	Life premiums and other considerations increased by 27%, to $38.0 million in 2004 from $30.0 million in 2003. This increase was attributable primarily to sales of newly-designed life products through its relationships with its two independent marketing companies.

•	Due to a 10% year over year increase in invested assets, investment income increased to $85.9 million in 2004 compared to $77.7 million in 2003.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 4%, to $114.5 million in 2004 from $118.6 million in 2003. The decrease was primarily related to a year over year decrease in new business for which the Company receives membership marketing and administrative fees.

•	The Company recognized gains on sale of investments of $6.7 million in 2004 compared to $39.7 million in 2003. The realized gains in 2003 resulted primarily from a $40.4 million (pre-tax) gain generated in the fourth quarter of 2003 on the sale of a substantial portion of the Company’s stake in AMLI Residential.
      Expenses. UICI’s total expenses increased to $1.837 billion in 2004 from $1.681 billion in 2003, an increase of $156.0 million, or 9%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased by 8% to $1.127 billion in 2004 from $1.040 billion in 2003. Benefits, claims and settlement expenses grew at a rate lower than premium revenues primarily as a result of a decrease in loss ratio due in significant part to the reduction of claim liabilities established in 2003 at the Company’s SEA Division in response to a rapid pay down of an excess pending claims inventory. The actual claim payment experience during 2004 with respect to prior periods at the SEA Division was lower than originally estimated when the claim liabilities were established in 2003.

•	Underwriting costs, policy acquisition costs and insurance expenses increased by 12% to $632.1 million in 2004 from $563.6 million in 2003, reflecting the increase in premium revenue, offset by the establishment in 2003 of significant accruals associated with then-pending litigation.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2004, the Company recognized a non-cash stock based compensation expense in the amount of $(14.3) million, compared to non-cash stock based compensation benefit of $459,000 in 2003, principally due to the higher average price of UICI shares in 2004 compared to the average share price in 2003.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 18%, to $59.8 million in 2004 from $73.4 million in 2003. The decrease is attributed to the decrease in enrollment of new association memberships relative to existing memberships; the direct expenses related to new ancillary services are higher than the costs of maintaining these ancillary services for existing business.

•	Total interest expense increased by 13%, to $3.4 million in 2004 from $3.0 million in 2003, primarily due to an increase in the borrowing rates associated with student loan borrowings (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements).
      Operating Income. Income from continuing operations before federal income taxes (“operating income”) increased by 68%, to $221.1 million in 2004 from $131.9 million in 2003. As discussed more fully below, the Company’s 2004 results from continuing operations benefited from a significant year-over-year increase in operating income at its SEA Division (from $109.1 million in 2003 to $260.7 million in 2004). Operating income generated by the SEA Division was offset in part by significant operating losses in 2004 at the Company’s Student Insurance Division and an increase in non-cash variable stock-based compensation expense.
      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      For purposes of segment reporting, the Company had previously reported the results of its Student Insurance Division and Star HRG Division as one business unit referred to as its “Group Insurance Division.” Effective October 1, 2004, the Company began separately reporting the results of the Student Insurance Division and Star HRG Division.

      Operating income (loss) for each of the Company’s business segments and divisions in 2004 and 2003 was as follows:

	Year Ended December 31,

	2004	2003

	(In thousands)
Operating income (loss)
Insurance:
Self-Employed Agency Division	$260,745	$109,079
Student Insurance Division	(49,482)	(9,783)
Star HRG Division	3,320	1,910
Life Insurance Division	4,362	(2,350)
Other Insurance(1)	1,415	(705)

Total Insurance	220,360	98,151
Other Key Factors — Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	15,096	33,306
Variable stock-based compensation	(14,307)	459

Total Other Key Factors	789	33,765

Total operating income	$221,149	$131,916

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.

      Self-Employed Agency Division. Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for each of the three most recent fiscal years:

Self-Employed Agency Division

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(Dollars in thousands)
Revenues:
Earned premium revenues	$1,355,328	14%	$1,192,688	31%	$911,318
Investment income(1)	33,640	8%	31,230	16%	26,978
Other income	103,871	(4)%	108,519	11%	97,611

Total revenues	1,492,839	12%	1,332,437	29%	1,035,907
Expenses:
Benefits expenses	736,678	0%	736,101	29%	571,814
Underwriting and acquisition expenses	445,737	4%	428,403	29%	333,058
Other expenses(1)	49,679	(16)%	58,854	26%	46,840

Total expenses	1,232,094	1%	1,223,358	29%	951,712

Operating income	$260,745	139%	$109,079	30%	$84,195

Other operating data:
Loss ratio(2)	54.4%	(12)%	61.7%	(2)%	62.7%
Expense ratio(2)	32.9%	(8)%	35.9%	(2)%	36.5%

Combined health ratio	87.3%	(11)%	97.6%	(2)%	99.2%

Operating margin(3)	19.2%	111%	9.1%	(1)%	9.2%
Average number of writing agents in period	2,329	(9)%	2,551	(0)%	2,563
Submitted annualized volume(4)	$860,377	(4)%	$895,159	(4)%	$929,256

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
      The SEA Division reported operating income of $260.7 million in 2004, compared to operating income of $109.1 million in 2003. Operating income at the SEA Division in 2004 was positively impacted by an increase in earned premium revenue, reduced administration and commission expenses as a percentage of earned premium, and a decrease in loss ratio resulting from favorable claims experience. Earned premium revenue at the SEA Division increased to $1.355 billion in 2004 from $1.193 billion in 2003.

      The SEA Division’s operating margin in 2004 was 19.2%, compared to 9.1% in 2003. The significant year-over-year increase in operating margin was attributable primarily to a decrease in the loss ratio, a decrease in general administrative expenses as a percentage of earned premium revenue and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). In addition, 2003 results included a $(25.0) million charge associated with a reassessment of loss accrual established for certain then-pending litigation.
      The decrease in loss ratio (from 61.7% in the full year 2003 to 54.4% in the full year 2004) was due in significant part to the reduction in the amount of $47.8 million during 2004 of claim liabilities established in 2003 in response to a rapid pay down in 2003 of an excess pending claims inventory. The actual claim payment experience during 2004 with respect to prior periods was lower than originally estimated when the claim liabilities were established in 2003. See discussion below under the caption “Critical Accounting Policies and Estimates — Claims Liabilities — Claims Liability Development Experience”. The decrease in loss ratio was also due in part to lower levels of incurred claims in 2004 compared to the prior year. The Company currently anticipates that loss ratios at the SEA Division will begin over time to trend upward to historical levels.
      Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased by 4% (to $860.4 million in 2004 from $895.2 million in the 2003) compared to submitted annualized premium volume in the corresponding period in 2003. The decrease in submitted annualized premium volume in 2004 can be attributed to reduced production at the Company’s agencies, resulting primarily from an 8.7% reduction in the average number of writing agents in the field during 2004 compared to the prior year. The Company’s agencies took steps in the fourth quarter of 2004 to increase recruitment of new agents.
      Results in 2004 at SEA include results at the Company’s HealthMarket unit, which was acquired by the Company in October 2004 and provides consumer driven health plans to the small employer group market. Results at HealthMarket during 2004 were not material to overall operating results at SEA.

      Student Insurance Division. Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for each of the three most recent fiscal years:

Student Insurance Division

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(Dollars in thousands)
Revenues:
Earned premium revenues	$297,036	24%	$239,574	49%	$161,292
Investment income(1)	6,089	22%	5,008	30%	3,844
Other income	3,200	(29)%	4,489	96%	2,291

Total revenues	306,325	23%	249,071	49%	167,427
Expenses:
Benefits expenses	265,698	33%	200,510	64%	122,391
Underwriting and acquisition expenses(1)	90,109	54%	58,344	48%	39,451

Total expenses	355,807	37%	258,854	60%	161,842

Operating income (loss)	$(49,482)	NM	$(9,783)	NM	$5,585

Other operating data:
Loss ratio(2)	89.4%	7%	83.7%	10%	75.9%
Expense ratio(2)	30.4%	25%	24.3%	0%	24.4%

Combined health ratio	119.8%	11%	108.0%	8%	100.3%

Operating margin(3)	(16.7)%	NM	(4.1)%	NM	3.5%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.
NM: Not meaningful
      The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating losses of $(49.5) million in 2004, compared to operating losses of $(9.8) million in 2003. Results for 2004 at Student Insurance reflected an increase in the loss ratio, which was primarily attributable to a higher-than-expected amount of paid claims (which resulted from the reduction of the Student Insurance unit’s claims inventory to levels more closely approximating historical levels), the failure of the Company’s claim system to effectively utilize discounts afforded by the Company’s network provider contracts and to an impairment charge in the amount of $(6.6) million principally associated with the abandonment of computer hardware and software assets associated with its claims processing system. The Company has taken steps to modify its claims processing system to better utilize network provider discounts.
      Earned premium revenue at the Student Insurance unit increased to $297.0 million in 2004 from $239.6 million in 2003 (a 24% increase). The Company’s Student Insurance unit has completed its 2004-2005 school year sales efforts, with respect to which it has imposed significant rate increases. The impact of such rate increases will not be fully realized until 2005.
      Star HRG Division. Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for each of the three most recent fiscal years:

Star HRG Division

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(Dollars in thousands)
Revenues:
Earned premium revenues	$145,749	27%	$114,428	40%	$81,763
Investment income(1)	817	18%	695	20%	578
Other income	3,897	26%	3,090	68%	1,834

Total revenues	150,463	27%	118,213	40%	84,175
Expenses:
Benefits expenses	92,754	22%	75,951	60%	47,549
Underwriting and acquisition expenses(1)	54,389	35%	40,352	39%	29,056

Total expenses	147,143	27%	116,303	52%	76,605

Operating income (loss)	$3,320	74%	$1,910	(75)%	$7,570

Other operating data:
Loss ratio(2)	63.6%	(4)%	66.4%	14%	58.2%
Expense ratio(2)	37.4%	6%	35.2%	(1)%	35.5%

Combined health ratio	101.0%	(1)%	101.6%	8%	93.7%

Operating margin(3)	2.3%	35%	1.7%	(82)%	9.3%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting expenses, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.
      The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for 2004 of $3.3 million, compared to operating income of $1.9 million in 2003. Profitability in 2004 was positively impacted by a decrease (to 63.6% in 2004 from 66.4% in 2003) in the loss ratio associated with the Star HRG book of business, which decreases can be attributed to rate increases implemented during 2004. The decrease in loss ratio in 2004 was partially offset by higher-than-expected administrative expenses (which were associated with certain technology initiatives) and increased marketing costs associated with new market initiatives.
      Earned premium revenue at Star HRG increased to $145.7 million in 2004 from $114.4 million in 2003 (a 27% increase).

      Life Insurance Division. Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for each of the three most recent fiscal years:

Life Insurance Division

	Year Ended December 31,

		Percentage		Percentage
		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

		(Dollars in thousands)
Revenues:
Earned premium revenues	$38,660	27%	$30,366	(21)%	$38,557
Investment income(1)	27,625	(10)%	30,610	(11)%	34,207
Other income	1,861	51%	1,236	(25)%	1,655

Total revenues	68,146	10%	62,212	(16)%	74,419
Expenses:
Benefits expenses	25,770	(4)%	26,971	(18)%	32,738
Underwriting and acquisition expenses(1)	35,680	0%	35,678	15%	30,903
Interest expense	2,334	22%	1,913	(29)%	2,681

Total expenses	63,784	(1)%	64,562	(3)%	66,322

Operating income (loss)	$4,362	286%	$(2,350)	(129)%	$8,097

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
      The Company’s Life Insurance Division reported operating income in 2004 of $4.4 million, compared to an operating loss of $(2.4) million in 2003. The operating loss at the Company’s Life Insurance Division in 2003 was primarily attributable to a claim accrual increase associated with the Company’s former workers compensation business, a charge associated with the final resolution of litigation arising out of the closedown in 2001 of the Company’s former workers compensation business and costs associated with the closedown of the Company’s College Fund Life Division operations.
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
      During 2004, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $32.7 million, compared to $9.8 million in 2003, reflecting the ramping up of sales of the Company’s new life products that were introduced to the market in the second half of 2003.
      Other Insurance. During 2003, through a newly formed company, ZON Re USA LLC (an 82.5%-owned subsidiary), we began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In 2004, ZON Re generated revenues and operating income of $14.4 million and $1.4 million, respectively.
      Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      The Company’s Other Key Factors segment reported operating income of $789,000 in 2004, compared to operating income of $33.8 million in 2003. The decrease in operating income in the Other Key Factors segment in 2004 was primarily attributable to a $32.1 million decrease in net realized gains (from $39.7 million in net realized gains in 2003 to $7.6 million in net realized gains in 2004) and a $(14.8) million year-over-year increase (from a benefit in 2003 of $459,000 to an expense in 2004 of $(14.3) million, or $(0.20) per diluted share, net of tax) in the expense related to variable stock-based compensation associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. See Note M of Notes to Consolidated Financial Statements — Agent Stock Accumulation Plans. In connection with these plans, the Company records non-cash variable stock-based compensation expense (or records a benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. These unfavorable factors were offset by an $8.2 million increase in 2004 in investment income on equity and a reduction of general corporate expenses of $3.4 million. Results in 2003 reflected the recognition of realized gains in the amount of $40.4 million (pre-tax) relating to the sale of a substantial portion of the Company’s stake in AMLI Residential and a loss of $(2.2) million, representing the Company’s share of operating losses attributable to its investment in Healthaxis, Inc. (which the Company sold in the third quarter of 2003).

Discontinued Operations
      The Company’s reported results in 2004 and 2003 reflected income (loss) (net of tax) from discontinued operations (consisting of the Company’s AMS unit, its Senior Market Division and its Special Risk Division) in the amount of $15.7 million ($0.33 per diluted share) and $(73.0) million ($(1.52) per diluted share), respectively.
      Results from discontinued operations for the full year 2004 reflected a favorable resolution of a dispute relating to its former Special Risk Division (which resulted in pre-tax income in the amount of $10.7 million recorded in the second quarter of 2004), a tax benefit associated with the reduction of a tax accrual and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004, and a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary (which the Company disposed of in November 2003). These favorable factors were offset in part by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that were filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former AMS subsidiary.
      Results from discontinued operations in 2003 included losses (net of tax) from AMS in the amount of $(64.2) million (which included a $(61.2) million expense reflecting the estimated loss on disposal recorded in the third quarter of 2004) and the costs associated with the close down of the Company’s former Senior Market Division.

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

Continuing Operations
      Revenues. UICI’s revenues increased to $1.813 billion in 2003 from $1.376 billion in 2002, an increase of $437.5 million, or 32%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a significant increase in health premium revenue (to $1.547 billion in 2003 from $1.161 billion in 2002, an increase of $385.9 million, or 33%) which resulted from new business as well as increased renewal business derived from new health business originally written in 2001 and 2002.

•	Life premiums and other considerations decreased by 5% to $30.0 million in 2003 from $31.5 million in 2002. This decrease resulted primarily from reduced premiums and other considerations from closed blocks of life and annuity business and the termination of sales (in May 2003) of the Company’s life policies through its former College Fund Life Division.

•	Despite a 16.8% increase in invested assets over the year ended December 31, 2003, investment income remained relatively constant ($77.7 million in 2003 compared to $80.8 million in 2002) due to a decrease in yield on invested assets resulting from lower prevailing market interest rates.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) increased by 10% to $118.6 million in 2003 from $107.5 million in 2002. Other income is directly related to sales of health insurance by the SEA Division and, as a result, the Company benefited from strong renewal income from health business originally written 2001 and 2002.

•	The Company recognized gains on sale of investments of $39.7 million in 2003 compared to losses of $(5.6) million in 2002, which increase resulted primarily from a $40.4 million (pre-tax) gain generated in the fourth quarter of 2003 on the sale of a substantial portion of the Company’s stake in AMLI Residential. Results in 2002 reflected impairment charges for certain fixed income securities in the amount of $(14.7) million. The impairment charges were partially offset by realized gains associated with other securities in the portfolio.
      Expenses. UICI’s total expenses increased to $1.681 billion in 2003 from $1.299 billion in 2002, an increase of $382.3 million, or 29%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased by 34% to $1.040 billion in 2003 from $774.5 million in 2002. Benefits, claims and settlement expenses grew faster than premium revenues primarily as a result of less than favorable experience in our Student Insurance division and charges related to increases in claim liabilities and final resolution of certain litigation in the Life Division.

•	Underwriting, policy acquisition costs and insurance expenses increased by 30% to $563.6 million in 2003 from $432.5 million in 2002, consistent with the increase in premium revenue.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation (expense) benefit in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2003 the Company recognized a stock based compensation benefit in the amount of $459,000, compared to stock based compensation expense of $(16.3) million in 2002, principally due to the lower average price of UICI shares in 2003 compared to the average share price in 2002.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) increased by 19%, to $73.4 million in 2003 from $61.9 million in 2002.

•	Total interest expense decreased by 27%, to $3.0 million in 2003 from $4.1 million in 2002, primarily due to a decrease in interest expense associated with student loan borrowings (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements), which decrease resulted from a decline in prevailing market interest rates.
      Operating Income. Income from continuing operations before federal income taxes (“operating income”) increased by 72%, to $131.9 million in 2003 from $76.8 million in 2002. As discussed more fully below, the Company’s 2003 results from continuing operations benefited from a 30% year-over-year increase in operating income at its SEA Division (from $84.2 million in 2002 to $109.1 million in 2003) and a pre-tax gain in the amount of $40.4 million ($26.2 million or $0.55 per diluted share, net of tax) recognized in the fourth quarter of 2003 associated with the sale of a substantial portion of the Company’s stake in AMLI Residential. These favorable factors were offset by operating losses in 2003 at the Company’s Student Insurance and Life Insurance operations.
      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      For segment reporting, the Company had previously reported the Student Insurance Division and Star HRG Division as one business unit referred to as “Group Insurance Division”. Effective October 1, 2004, the Company began reporting the results of the Group Insurance Division as two business units, the Student Insurance Division and Star HRG Division.

      Operating income (loss) for each of the Company’s business segments and divisions in 2003 and 2002 was as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Operating income (loss)
Insurance:
Self-Employed Agency Division	$109,079	$84,195
Student Insurance Division	(9,783)	5,585
Star HRG Division	1,910	7,570
Life Insurance Division	(2,350)	8,097
Other Insurance(1)	(705)	—

Total Insurance	98,151	105,447
Other Key Factors — Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on non-student loan indebtedness)	33,306	(12,376)
Variable stock-based compensation	459	(16,312)

Total Other Key Factors	33,765	(28,688)

Total operating income	$131,916	$76,759

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.
      Self-Employed Agency Division. The SEA Division’s 30% year-over-year increase in operating income (to $109.1 million in 2003 from $84.2 million in 2002) was driven by a 31% increase in earned premium revenue (to $1.193 billion in 2003 from $911.3 million in 2002). The increase in earned premium revenue in 2003 was primarily attributable to earned premiums associated with renewals of business originally written in 2001 and 2002. Submitted annualized premium volume decreased in 2003 to $895.2 million from $929.3 million in 2002.
      Results at the SEA Division in 2003 included a $(25.0) million charge associated with the reassessment of loss accruals established for certain pending litigation. See Note L of Notes to Consolidated Financial Information.
      Operating margin (operating income as a percentage of earned premium revenue) remained relatively constant (9.1% in 2003 and 9.2% in 2002).
      Student Insurance Division. Operating losses at the Student Insurance Division in 2003 were attributable to unfavorable claim experience. In the third quarter of 2003, the Company recorded a $(13.1) million ($(8.5) million net of tax, or $(0.18) per diluted share) charge, substantially all of which was attributable to unfavorable claims experience. Because Student Insurance policies are issued on a single school year basis and the 2003-2004 school year commenced in August 2003, the Student Insurance Division was limited in its ability to reprice its overall book of business until August 2004.
      Star HRG Division. Operating income at the Star HRG Division decreased in 2003 to $1.9 million from $7.6 million in 2002. This decrease in operating income was due mostly to unfavorable claims experience.
      Life Insurance Division. The operating losses at the Company’s Life Insurance Division in 2003 were primarily attributable to a claim accrual increase associated with the Company’s former workers compensation business, a charge associated with the final resolution of litigation arising out of the closedown in 2001 of the

Company’s former workers compensation business, costs associated with the closedown of the Company’s College Fund Life Division operations and a decrease in investment income allocated to the division.
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
      Other Insurance. In the third quarter of 2003, the Company established a subsidiary (ZON Re USA, LLC) to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. At December 31, 2003, the results of the start up operation were not material to the consolidated results of operations of the Company.
      Other Key Factors. The Other Key Factors category includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003)
      For the year ended December 31, 2003, Other Key Factors reported operating income of $33.8 million, compared to an operating loss of $(28.7) million in 2002. The increase in operating income for the year ended December 31, 2003 was attributable to various factors, including a gain in the amount of $40.4 million realized in the fourth quarter of 2003 upon the sale by the Company of a substantial portion of its stake in AMLI Residential and non-cash stock-based compensation income attributable to the Company’s stock accumulation plans in the aggregate amount of $459,000 (see discussion below). These favorable factors in 2003 were offset by a decrease of $5.3 million in investment income not allocated to the Insurance segment (which in turn resulted from a decrease in yield on invested assets).
      Effective September 30, 2003, the Company sold back to HAI its entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at closing and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.
      Prior to disposal, the Company accounted for its investment in HAI utilizing the equity method and, accordingly, recognized its ratable share of HAI income and loss. See Note B of Notes to Consolidated Financial Statements. For the year ended December 31, 2002, the total HAI loss in the amount of $(9.6) million reflected the Company’s share of HAI’s operating losses of $(3.1) million plus a $(6.5) million impairment charge related to the adjustment to the carrying value of the Company’s investment in HAI taken in the second quarter of 2002.

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
      In 2003, the Company reported losses associated with the former Senior Market Division in the amount of $(9.2) million (net of tax), compared to losses in the amount of $(5.0) million (net of tax) in 2002. The losses in 2003 were primarily attributable to a loss of $(5.5) million (net of tax) recognized in the second quarter of 2003 upon sale of the Company’s interest in the agency through which the Company formerly marketed and distributed insurance products to the senior market, a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations.
Variable Stock-Based Compensation
      The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. For financial reporting purposes, the Company reflects all non-cash variable stock based compensation associated with its agent stock plans in its “Other Key Factors” business segment. See Note M of Notes to Consolidated Financial Statements.
      The accounting treatment of the Company’s agent plans has resulted and will continue to result in unpredictable non-cash stock-based compensation charges, primarily dependent upon future fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. Unvested benefits under the agent plans vest in January of each year; accordingly, in periods of general appreciation in the quoted price of UICI common stock, the Company’s cumulative liability, and corresponding charge to income, for unvested stock-based compensation is expected to be greater in each successive quarter during any given year.
2003 Change in Claims and Future Benefit Liability Estimates — Self-Employed Agency Division
      Effective January 1, 2003, the Company’s SEA Division made certain refinements to its claim and future benefit liability estimates, the net effect of which decreased claim and future policy benefit liabilities and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made by the Company.

ROP Liability
      The Company has issued certain health policies with a “return-of-premium” (ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Prior to January 1, 2003, the Company established a liability for future ROP benefits, which liability was calculated by applying mid-terminal reserve factors (calculated on two-year preliminary term basis, using 5% interest, 1958 CSO mortality terminations, and level future gross premiums) to the current premium on a contract-by-contract basis. A claim offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies, utilizing only claims paid to date, with no assumption of future claims.
      The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. This liability is impacted both by the techniques utilized to calculate the liability and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company had previously utilized a simplified estimation technique (described above) that it believed generated an appropriate ROP liability in the aggregate.

However, the Company reviewed its ROP estimation technique in order to determine if refinements to the technique were appropriate. As a result of such review, and as more particularly described in the paragraph below, effective January 1, 2003, the ROP estimation technique was refined to utilize new mid-terminal reserve factors (calculated on a net level basis, using 4.5% interest, 1958 CSO mortality and assuming 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis.
      The net premium assumption was revised from two-year preliminary term to net level in order to produce a more appropriate accrual for the liability of the ROP benefits in relation to the premiums. The interest rate assumption was reduced from 5% to 4.5% to reflect current investment yields. Since the ROP rider is primarily attached to attained-age rated health insurance products that are subject to periodic rate adjustment, the Company has determined as part of its ongoing review of the ROP estimation technique to increase its ROP liability to cover reasonably foreseeable changes to the future gross premium. Based on Company experience, the revised reserve factors incorporate an assumption of a 10% average annual increase in future gross premiums on such products. The estimation technique was also refined to use historical premiums and anticipated future premium increases in the calculation of future benefits rather than calculating the liability only from the current gross premium. Finally, a claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. In the original simplified estimation technique, the intent was to balance the offsetting effects of applying the two-year preliminary term factors to the current gross premiums, since the historical premium information was not available. Changes to the technique were made in 2003 when sufficient historical premium information was available to refine the estimation calculation. Substantially all of the effect of this change in estimating the liability for future ROP benefits was attributable to the refinement of adding the assumption of a 10% average annual increase in the level of future gross premiums for attained-age rated health insurance products.
      As a result of these changes, the liability for future ROP benefits increased, and operating income correspondingly decreased, by $12.9 million during the first quarter of 2003.
      Assumptions used in the estimation of the Company’s ROP liability, such as interest or the annual increases in future gross premiums, will continue to be used in subsequent accounting periods for those benefits already issued, including the future gross premiums anticipated by the reserve factors. Changes in assumptions may be applied to newly issued policies as well as for adjustments in the level of premium for existing policies other than those already anticipated. The new assumptions used will be those appropriate at the time the change is made.
      The ROP liabilities in the amount of $86.0 million and $83.4 million at December 31, 2004 and 2003, respectively, are reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

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
      Due to the anticipation of a future increase in the level of favorable development associated with the growth in business, the SEA Division undertook an analysis of the liability estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. As the Company gained more experience with the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of estimating claim liabilities for the SEA Division.
      Effective January 1, 2003, the Company implemented a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claim payments continuing more than thirty-six months without a six month break in service will result in the establishment of a new incurred date. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities at the SEA Division, and a corresponding increase in operating income, in the amount of $12.3 million during the first quarter of 2003.

Other Changes in Estimate
      Several refinements in the claims liability calculation, all of which were treated as changes in accounting estimates, resulted in a further reduction of the claims liability, and corresponding increase in operating income, in the amount of $5.4 million during the first quarter of 2003. This reduction in the claims liability was attributable primarily to the effects of a change in estimate of the liability for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development calculation. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of liabilities for pending claims. The release of a portion of the excess pending claims liability reflects the additional pending claims included in the completion factors.
Quarterly Results
      The following table presents the information for each of the Company’s fiscal quarters in 2004 and 2003. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands except per share amounts)
Income Statement Data:
Revenues from continuing operations	$538,064	$513,166	$511,980	$494,696	$517,707	$453,567	$430,748	$411,183
Income from continuing operations before federal income taxes	66,890	49,131	55,115	50,013	59,730	20,802	20,387	30,997
Income from continuing operations	43,967	33,269	35,947	32,698	40,014	13,806	13,294	20,210
Income (loss) from discontinued operations	1,904	1,623	6,457	5,693	(273)	(67,101)	(6,509)	893
Net income (loss)	$45,871	$34,892	$42,404	$38,391	$39,741	$(53,295)	$6,785	$21,103

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands except per share amounts)
Per Share Data:
Basic earnings (loss) per common share:
Income from continuing operations	$0.96	$0.72	$0.78	$0.70	$0.86	$0.30	$0.29	$0.43
Income (loss) from discontinued operations	0.04	0.04	0.14	0.12	(0.00)	(1.45)	(0.14)	0.02

Net income (loss)	$1.00	$0.76	$0.92	$0.82	$0.86	$(1.15)	$0.15	$0.45

Diluted earnings (loss) per common share:
Income from continuing operations	$0.93	$0.71	$0.76	$0.68	$0.83	$0.29	$0.28	$0.42
Income (loss) from discontinued operations	0.04	0.03	0.13	0.12	(0.00)	(1.40)	(0.14)	0.02

Net income (loss)	$0.97	$0.74	$0.89	$0.80	$0.83	$(1.11)	$0.14	$0.44

      Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.
Liquidity and Capital Resources

Consolidated
      On a consolidated level, the Company’s primary sources of liquidity have been premium revenues from policies issued, investment income, fees and other income, proceeds from corporate borrowings and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, cash dividends to shareholders, stock repurchases and the funding of student loans. During 2004, the Company generated net cash from operations on a consolidated basis in the amount of $243.9 million, compared to $291.2 million in 2003 and $266.0 million in 2002.
      The Company’s consolidated short and long-term indebtedness (all of which constituted indebtedness of the holding company) (exclusive of indebtedness secured by student loans) decreased from $19.0 million at December 31, 2003 to $15.5 million at December 31, 2004.
      At each of December 31, 2004 and 2003, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2004 and 2003, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e.,non-federally guaranteed) student loans and accrued interest in the carrying amount of $114.9 million and $111.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $37.4 million and $40.4 million, respectively. At December 31, 2004, $29.7 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2006.
      All indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans and accrued investment income pledged to secure such facility are reflected as student loan assets and accrued investment income, respectively, on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The SPE Notes represent obligations solely of the SPE and not of the

Company or any other subsidiary of the Company. For financial reporting and accounting purposes the student loan credit facility has been classified as a financing. Accordingly, in connection with the financing the Company has recorded and will in the future record no gain on sale of the assets transferred to the SPE.
      The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2006, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. After July 1, 2005, the SPE Notes are also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments.
      The SPE and the secured student loan facility were structured with an expectation that interest and recoveries of principal to be received with respect to the underlying student loans securing payment of the SPE Notes would be sufficient to pay principal of and interest on the SPE Notes when due, together with operating expenses of the SPE. This expectation was based upon analysis of cash flow projections, and assumptions regarding the timing of the financing of the underlying student loans to be held by the SPE, the future composition of and yield on the financed student loan portfolio, the rate of return on monies to be invested by the SPE in various funds and accounts established under the indenture governing the SPE Notes, and the occurrence of future events and conditions. There can be no assurance, however, that the student loans will be financed as anticipated, that interest and principal payments from the financed student loans will be received as anticipated, that the reinvestment rates assumed on the amounts in various funds and accounts will be realized, or other payments will be received in the amounts and at the times anticipated.

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

      Set forth below is a summary statement of cash flows for UICI at the holding company level for each of the three most recent years:

	Cash Position — Holding Company Year
	Ended December 31,

	2004	2003	2002

	(In thousands)
Cash on Hand Beginning of Year	$37,840	$22,429	$57,277
Sources of Cash:
Dividends from domestic insurance subsidiaries(1)	23,000	5,000	20,000
Dividends from offshore insurance subsidiaries	5,290	23,385	5,900
Dividends from non-insurance subsidiaries(2)	27,630	14,475	6,203
Proceeds from Trust Securities	14,570	—	—
Proceeds from financing activities(3)	26,587	20,744	12,413
Proceeds from Sun Litigation agreement	—	—	15,600
Proceeds from sale of AMS	—	27,773	—
Proceeds from stock option activities	7,524	10,966	12,616
Tax treaty net payments from subsidiaries	—	18,535	17,406

Total sources of cash	104,601	120,878	90,138

Uses of Cash:
Cash to operations	(18,941)	(14,974)	(10,203)
Contributions/investment in subsidiaries(4)	(2,506)	(2,278)	(19,043)
Contribution to AMS	—	(48,250)	—
Acquisitions	—	—	(33,000)
Discharge of common stock put obligation	—	—	(11,906)
Financing activities(5)	(21,807)	(17,369)	(17,725)
Dividends paid to shareholders	(11,477)	—	—
Purchases of UICI common stock(6)	(36,220)	(19,596)	(30,609)
Purchase of investments	(10,387)	—	—
Tax treaty net payments from subsidiaries	(1,530)	—	—
Other investment activities	—	(3,000)	(2,500)

Total uses of cash	(102,868)	(105,467)	(124,986)

Cash on hand at end of year	$39,573	$37,840	$22,429

(1)	Consists of dividends paid to the parent by The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee.

(2)	2004 includes $25.0 million dividend from a non-insurance subsidiary related to the sale of the remaining uninsured student loans retained by the Company at the sale of AMS.

(3)	Includes borrowings from and/or repayments on loans from subsidiaries in the amount of $3.9 million, $8.3 million and $2.8 million in 2004, 2003 and 2002, respectively, and proceeds from subsidiaries related to agent stock plans in the amount of $19.7 million, $10.5 million and $8.5 million in 2004, 2003 and 2002, respectively.

(4)	Includes purchase of and investment in non-insurance subsidiaries and funding of discontinued operations.

(5)	Includes in 2004 repayment of senior notes at final maturity in the amount of $4.0 million, $15.0 million retirement of convertible debentures and $2.8 million of advances to subsidiaries. Includes in 2003 and 2002 repayment of senior notes, loans payable to subsidiaries and advances to subsidiaries.

(6)	Includes repurchase of UICI common stock under the Company’s stock repurchase program in the amount of $16.3 million (1,043,400 shares), $5.1 million (349,200 shares) and $29.3 million (2,000,000 shares) in 2004, 2003 and 2002, respectively. Also includes in 2004, 2003 and 2002 the amounts of $19.9 million, $14.5 million and $1.3 million, respectively, representing repurchases of UICI common stock for agent stock accumulation plans and purchases from an officer of the Company.
See Schedule II following Note R of Notes to Consolidated Financial Statements for additional information regarding the holding company’s cash flow.
      At December 31, 2004 and 2003, UICI at the holding company level held cash and cash equivalents in the amount of $39.6 million and $37.8 million, respectively. The Company currently estimates that, through December 31, 2005, the holding company will have net operating cash requirements in the amount of approximately $19.5 million, which will consist primarily of currently budgeted operating expenses at the holding company level. The Company currently anticipates that these cash requirements at the holding company level will be funded by cash on hand and dividends to be paid from insurance and non-insurance subsidiaries.
      Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During the 2004 year, Mid-West paid dividends in the amount of $23.0 million to the holding company. MEGA did not pay any dividends in 2004.
      Historically, the Company has not caused its regulated domestic insurance subsidiaries to declare and pay dividends in the full amount that such subsidiaries could otherwise pay without prior regulatory approval, and during 2005 the Company intends to continue to adhere to that policy. During 2005, the Company’s domestic insurance companies could pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the holding company of approximately $146.9 million. However, as it has done in the past, the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

Sources and Uses of Cash and Liquidity
      During 2004, 2003 and 2002, the Company’s cash and liquidity at the holding company were positively impacted by the following significant factors and developments:

•	On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp. subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp and reflected as held-for-sale assets on the Company’s consolidated balance sheet. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

•	In April 2004, the Company, through a newly formed Delaware statutory business trust, generated net proceeds of $14.6 million from the issuance in a private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities. See Note H of Notes to Consolidated Financial Statements.

•	Effective November 1, 2004, the Company terminated a $30.0 million bank credit facility that was otherwise scheduled to mature in January 2005. At the time the facility was terminated, the Company had no borrowings outstanding under the facility.

•	On November 18, 2003, the Company sold its AMS unit, generating net cash proceeds to UICI of approximately $27.8 million (which amount is reflected as “Proceeds from sale of AMS” in the table above). At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In 2004, the Company completed the sale of the portfolio of uninsured loans.

•	At August 15, 2002, all remaining options initially granted to agents and employees in August 1998 under the UICI 1998 employee and agent stock option plans vested and became exercisable. All such options were exercisable at an option price of $15.00 per UICI share and remained exercisable during the period ended on January 13, 2003. During the year ended December 31, 2002 and the interim period that commenced on January 1, 2003 and ended January 13, 2003, the Company at the holding company level derived cash proceeds in the amount of $10.7 million and $8.9 million, respectively, from the exercise of stock options granted under the 1998 plans (which amounts are reflected as “Proceeds from stock option activities” in the table above). See Note M of Notes to Consolidated Financial Statements.

•	The Company and Mr. Jensen (the Company’s Chairman) were formerly defendants in litigation concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC (“STP”) assets in February 1998 (the “Sun Litigation”). Effective April 2, 2002, the Company and Mr. Jensen entered into an Assignment and Release Agreement, which, among other things, transferred UICI’s financial and other rights and obligations in STP to Mr. Jensen and effectively terminated the Company’s active participation in, and limited the Company’s financial exposure associated with, the Sun Litigation. In accordance with the terms of the Assignment and Release Agreement, on April 2, 2002 Mr. Jensen made a total payment to UICI of $15.6 million (which amounts are reflected as “Proceeds from Sun Litigation agreement” in the table above) and granted to UICI various indemnities against possible losses which UICI might incur resulting from the Sun Litigation. See Note K of Notes to Consolidated Financial Statements.

      During 2004, 2003 and 2002, the Company’s principal uses of cash and liquidity at the holding company were as follows:

•	On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the new dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock ($11.5 million in the aggregate), which dividend was paid on September 15, 2004.

•	In April 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG.

•	In June 2004, the Company paid in full the final payment due in the amount of $4.0 million on its 8.75% Senior Notes due June 2004, which the Company had issued in 1994 in the original aggregate issuance amount of $27.7 million. In accordance with the agreement, the Company repaid approximately $4.0 million aggregate principal together with accrued interest each June 2003 and 2002.

•	During 2004, UICI utilized approximately $16.3 million to repurchase 1,043,400 shares of its common stock pursuant to its share repurchase program, which was reconfirmed by the Board of Directors of the Company at its July 31, 2002 meeting. During 2003 and 2002, UICI utilized approximately $5.1 million and $29.3 million, respectively, to repurchase 349,200 and 2,000,000 shares, respectively, of its common stock pursuant to its share repurchase program. Such amounts are reflected as “Purchases of UICI common stock” in the table above

•	In July 2003, we announced that we had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of our AMS unit and the failure to comply with reporting obligations under the financing documents at seven of those facilities. We subsequently entered into waiver and release agreements with all of the financial institutions that were parties to the securitized student loan financing facilities, which agreements required us in July 2003 to contribute $48.25 million in cash to the capital of AMS (which amount is reflected as

“Contribution to AMS” in the table above). See Note Q of Notes to Consolidated Financial Statements.

•	On July 1, 2002, UICI discharged an obligation to purchase from an affiliated party 369,174 shares of common stock at a put price of $32.25 per share, or $11.9 million in the aggregate (which amount is reflected as “Discharge of common stock put obligation” in the table above). See Note K of Notes to Consolidated Financial Statements.

•	Effective June 15, 2002, UICI and HAI terminated a Services Agreement, pursuant to which HAI formerly provided information systems and software development services (including administration of the Company’s computer data center) to the Company and its insurance company affiliates. As part of the termination arrangement, UICI made a one-time payment to HAI in the amount of $6.5 million (which amount is reflected as “Contributions/investment in subsidiaries” in the table above) and tendered 500,000 shares of HAI common stock to HAI. See Note K of Notes to Consolidated Financial Statements.

•	Effective February 28, 2002, UICI acquired Star HRG for an initial cash purchase price of $25.0 million (which amount is included in “Acquisitions” in the table above), plus additional contingent consideration based on the future annualized premium of Star HRG measured over the three-month period ended May 31, 2003. In full payment of all contingent consideration payable, on November 10, 2003, UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. See Note H of Notes to Consolidated Financial Statements.

•	On January 17, 2002, UICI completed the purchase, for a cash purchase price of $8.0 million (which amount is included in “Acquisitions” in the table above), of a 50% interest in an agency specializing in the sale of long-term care and Medicare supplement insurance products. In the second quarter of 2003, the Company completed the sale of its 50% interest in this agency for a nominal price.

Contractual Obligations and Off Balance Sheet Arrangements
      Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at December 31, 2004:

	Payment Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Corporate debt	$15,470	$—	$—	$—	$15,470
Student loan credit facility	150,000	—	40,450	25,450	84,100
Future policy benefits	444,228	19,798	35,317	35,105	354,008
Claim liabilities	622,587	536,117	86,470	—	—
Capital lease obligations	4,238	1,416	2,439	383	—
Operating lease obligations	40,135	7,734	12,555	10,971	8,875

Total	$1,276,658	$565,065	$177,231	$71,909	$462,453

      All indebtedness issued under the secured student loan credit facility represent obligations solely of the SPE and not of the Company or any other subsidiary and is secured by student loans, accrued investment income, cash, cash equivalents and qualified investments.
      The payments related to the future policy benefits and claim liabilities reflected in the table above have been projected utilizing assumptions based on the Company’s historical experience and anticipated future experience.
      The Company’s off balance sheet arrangements consist of commitments to fund student loans generated by its former College Fund Life Division and letters of credit.

      Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. At December 31, 2004, the Company had outstanding commitments to fund student loans under the College Fund Life Division program for the years 2005 through 2025. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by a private guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total student loan funding commitments for each of the next five school years and thereafter, as well as the amount the Company expects to be required to fund based on historical utilization rates and policy lapse rates, are as follows as of December 31, 2004:

	Total	Expected
	Commitment	Funding

	(In thousands)
2005	$76,976	$8,368
2006	73,221	7,120
2007	70,979	5,820
2008	63,889	4,673
2009	59,804	3,733
2010 and thereafter	183,540	6,837

Total	$528,409	$36,551

      Interest rates on the above commitments are principally variable (prime plus 2%).
      The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At December 31, 2004, $29.7 million of cash, cash equivalents and other qualified investments was available to fund the purchase by the bankruptcy-remote special purpose entity from the Company of additional student loans generated under the Company’s College First Alternative Loan program. The indenture governing the terms of the SPE Notes provides, however, that the proceeds of such SPE Notes may be used to fund student loan commitments only until February 1, 2006, after which any monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans must be used to redeem the SPE Notes. See discussion above under the caption “Liquidity and Capital Resources — Consolidated” and Note H of Notes to Consolidated Financial Statements.
      At each of December 31, 2004 and 2003, the Company had $5.0 million and $7.1 million, respectively, of letters of credit outstanding relating to its insurance operations.
Investments
      General. The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from the Company’s in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 20% of the investment portfolio.
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
      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Managements’ review considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist. The Company also identifies investments in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.
      Set forth below is a summary of the Company’s investments by category at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Securities available for sale —
Fixed maturities, at fair value (cost:
2004 — $1,500,204; 2003 — $1,370,093)	$1,531,231	89.1%	$1,405,092	89.8%
Equity securities, at fair value (cost:
2004 — $1,508; 2003 — $13,754)	1,461	0.1%	16,612	1.1%
Mortgage loans	3,884	0.2%	5,411	0.3%
Policy loans	17,101	1.0%	18,436	1.2%
Short-term and other investments	165,661	9.6%	119,566	7.6%

Total investments	$1,719,338	100.0%	$1,565,117	100.0%

      Fixed maturity securities. Fixed maturity securities accounted for 89.1% and 89.8% of the Company’s total investments at December 31, 2004 and 2003, respectively. Fixed maturity securities at December 31, 2004 consisted of the following:

	December 31, 2004

		% of Total
	Carrying	Carrying
	Value	Value

	(Dollars in thousands)
U.S. Treasury and U.S. Government agency obligations	$59,350	3.9%
Corporate bonds	941,342	61.5%
Mortgage-backed securities issued by U.S. Government Agencies and authorities	331,717	21.6%
Other mortgage and asset backed securities	198,822	13.0%

	$1,531,231	100.0%

      Included in the fixed maturity portfolio is an allocation of corporate bonds. The Company invests in primarily short term and medium term investment grade corporate bonds. The Company’s investment policy limits individual concentration risk of investment grade bonds to 3% of assets and non investment grade bonds to 2% of assets. As of 12/31/04, the largest concentration in any one investment grade corporate bond was $16.0 million which represented less than 1% of total invested assets. The largest concentration in any one non investment grade corporate bonds was $3.7 million, which represented less than 0.5% of total invested assets.
      Included in the fixed maturity portfolio is an allocation of mortgage-backed securities, including collateralized mortgage obligations and mortgage-backed pass-through certificates, and commercial mortgage-backed securities. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company’s mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, such as planned amortization classes and sequential classes. The Company seeks to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.
      As of December 31, 2004 and 2003, $1.495 billion (or 97.6%) and $1.383 billion (or 98.4%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $36.7 million (or 2.4%) and $22.2 million (or 1.6%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB).
      A quality distribution for fixed maturity securities at December 31, 2004 is set forth below:

	December 31, 2004

		% of Total
	Carrying	Carrying
Rating	Value	Value

	(Dollars in thousands)
U.S. Government and AAA	$613,996	40.1%
AA	52,878	3.4%
A	483,209	31.6%
BBB	344,430	22.5%
Less than BBB	36,718	2.4%

	$1,531,231	100.0%

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
      During 2004, 2003 and 2002, the Company recorded impairment charges for certain fixed and equity securities in the amount of $3.6 million, $5.1 million and $14.7 million, respectively. The Company’s 2002 impairment charge included a $6.1 million impairment charge associated with the Company’s WorldCom, Inc. holdings.
      Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2004:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
US Treasury obligations and direct obligations of US Government agencies	$10,889	$182	$2,887	$153	$13,776	$335
Mortgage backed securities issued by U.S. Government agencies and authorities	66,191	319	37,621	365	103,812	684
Other mortgage and asset backed securities	44,138	480	56,802	994	100,940	1,474
Corporate bonds	144,427	1,533	151,190	4,394	295,617	5,927

Total securities	$265,645	$2,514	$248,500	$5,906	$514,145	$8,420

      At December 31, 2004, the Company had $8.4 million of unrealized losses in its fixed maturities portfolio. Of the $2.5 million in unrealized losses of less than twelve months, only one security had an unrealized loss in excess of 10%. The amount of unrealized loss attributed to the security in excess of 10% was $371,000. The $5.9 million in unrealized losses of more than twelve (12) months is attributable to numerous securities with unrealized losses of less than 10%.
      The Company continually monitors these investments and believes that as of December 31, 2004, the unrealized loss in these investments is temporary.
      The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2004 and 2003, excluding investments in U.S. Government securities:

	December 31,

	2004		2003

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Fixed Maturities:
Federal National Mortgage Corporation	$18,038	1.0%	$—	—
Equity investments:
AMLI Residential Properties Trust	$—	—	$16,584	1.1%
Short-term investments:
Fidelity Institutional Money Market Fund	$122,793	7.1%	$91,392	5.8%
      The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.
      The Company recognized pre-tax gains in 2004 and 2003 in the amounts of $3.6 million and $40.4 million, respectively, which were associated with the sale during the periods of the Company’s entire stake in AMLI Residential Properties Trust. The Company effected such sale to diversify its portfolio and to generate taxable capital gains that could be used to offset capital losses recognized from other investments.
Share Repurchase Program
      At its April 28, 2004 regular quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through December 31, 2004, the Company had purchased under the program an aggregate of 4,571,000 shares (at an aggregate cost of $64.1 million; average cost per share of $14.03), of which 1,043,400 shares (at an aggregate cost of $16.3 million; average cost per share of $15.67) were purchased during 2004. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 929,000 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.
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

Claims Liabilities
      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, a single best estimate claim liability is determined which is expected to be adequate under most circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that may affect the ultimate benefit levels to determine its best estimate of the claims liability. These qualitative considerations include, among others, the impact of medical inflation, utilization of health services, exposure levels, product mix, pending claim levels and other relevant factors.
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
      The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. Each of the Company’s major operating units has an actuarial staff that has primary responsibility for assessing the claim liabilities. Corporate has an oversight process in place to provide final review of the establishment of the claim liabilities. The Company uses its own experience as appropriate and relies on industry loss experience as necessary in areas where the Company’s data is limited. Our estimate of claim liabilities represents management’s best estimate of the Company’s liability as of December 31, 2004. Assuming a hypothetical 1% difference in the loss ratio (i.e., benefits, claims and settlement expenses stated as a percentage of earned premiums) for the year ended December 31, 2004, net income would increase or decrease by approximately $12.0 million and diluted net earnings per common share would increase or decrease by approximately $0.25 per share.
      Prior to January 1, 2003, the SEA Division utilized the original incurred date coding definition to establish the date a policy claim is incurred under the developmental method. Under the original incurred date coding definition, prior to the end of the period in which a health policy claim was made, the Company estimated and recorded a liability for the cost of all medical services related to the accident or sickness relating to the claim, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period.
      Due to the anticipation of a future increase in the level of favorable development associated with the growth in business, the SEA Division undertook an analysis of the liability estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. With the aging of the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of estimating claim liabilities for the SEA Division.
      Effective January 1, 2003, the Company implemented a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claim payments continuing more than thirty-six months without a six month break in service will result in the establishment of a new incurred date. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities, and a corresponding increase in operating income, at the SEA Division in the amount of $12.3 million during the first quarter of 2003.
      The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as an excess pending claims inventory (i.e., inventories of pending claims in excess of historical levels) and disputed claims. For example, the Company closely monitors the level of claims that are pending. When the level of pending claims appears to be in excess of “normal” levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an “excess pending claims liability” is appropriate under such circumstances because of the operation of the developmental method used by the Company to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for an augmented claim liability.
      With respect to business at its Student Insurance and Star HRG Divisions, the Company assigns incurred dates based on the date of service. This definition estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.
      Set forth below is a summary of claim liabilities by business unit at each of December 31, 2004, 2003 and 2002:

	At December 31,

	2004	2003	2002

	(In thousands)
Self-Employed Agency Division	$493,406	$455,140	$363,679
Student Insurance Division	83,954	77,357	43,093
Star HRG Division	16,203	16,622	16,027
Life Insurance Division	12,072	13,866	18,096
Other Insurance	5,144	60	—

Subtotal	610,779	563,045	440,895
Reinsurance Recoverable	11,808	12,428	25,400

Total claim liability	$622,587	$575,473	$466,295

      Activity in the claims liability is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Claims liability at beginning of year, net of related reinsurance recoverables	$563,045	$440,895	$322,989
Add:
Claims liability on acquired business	—	12,783	—
Incurred losses, net of reinsurance, occurring during:
Current year	1,196,421	1,067,951	787,444
Prior years	(90,914)	(54,392)	(31,484)

	1,105,507	1,013,559	755,960

Deduct payments for claims, net of reinsurance, occurring during:
Current year	714,361	616,939	410,365
Prior years	343,412	287,253	227,689

	1,057,773	904,192	638,054

Claims liability at end of year, net of related reinsurance recoverables (2004 — $11,808; 2003 — $12,428; 2002 — $25,400)	$610,779	$563,045	$440,895

Claims Liability Development Experience
      Inherent in the Company’s claim liability estimation practices is the desire to establish liabilities that are more likely to be redundant than deficient. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. While management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.
      Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Self-Employed Agency Division	$(91,720)	$(54,009)	$(30,729)
Student Insurance Division	4,733	(581)	(3,753)
Star HRG Division	(3,002)	(1,753)	—
Life Insurance Division	(926)	1,951	2,998
Other Insurance	1	—	—

Total favorable	$(90,914)	$(54,392)	$(31,484)

SEA Division
      The above table shows incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in 2004, 2003, and 2002.

      The favorable claims liability development experience at the SEA Division in 2004 reflects the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, will not influence the level of claim liability redundancies in future periods.
      The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003.
      The total favorable claims liability development experience for 2003 in the amount of $54.0 million represented 14.9% of total claim liabilities established for the SEA Division at December 31, 2002. The favorable experience in the SEA Division for 2003 included the effect of the $17.7 million decrease in claims liability due to the refinements made effective January 1, 2003 to the claims liability calculation ($12.3 million) and changes in estimate ($5.4 million). See the discussion above under the caption “2003 Change in Claims and Future Benefit Liability Estimates — Self-Employed Agency Division.” Excluding the impact of these refinements and changes in estimate, the favorable experience in 2003 in the claims liability was $36.3 million, or 10.0% of the total claim liabilities established for the SEA Division at December 31, 2002.
      The total favorable claims liability development experience for 2002 in the amount of $30.7 million represented 11.6% of total claim liabilities established for the SEA Division at December 31, 2002.
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

Student Insurance Division and Star HRG Division
      The products of the Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.
      The unfavorable claims liability development experience at the Student Insurance Division in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-expected claim experience associated with the business written for the 2003-2004 school year. The Student Insurance Division experienced favorable claims liability development for 2003 and 2002.
      The favorable claims liability development experience at the Star HRG Division in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003. The Star HRG Division also experienced favorable development for 2003. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

Life Insurance Division
      The adverse experience for the Life Insurance Division during 2003 and 2002 was attributable to development of its closed block of workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation coverage, the tendency of claims to concentrate in severity but without an associated degree of predictability as the number of cases decreases, and the unpredictable costs of protracted litigation often associated with the adjudication of claims under workers’ compensation policies.

Accounting for Policy Acquisition Costs

Health Policy Acquisition Costs
      The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA, Student Insurance and Star HRG Divisions are expensed as incurred.
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

Life Policy Acquisition Costs
      The Company incurs various costs in connection with the origination and initial issuance of its life insurance policies, including underwriting and policy issuance costs. The Company defers those costs that vary with production. The Company capitalizes commission and issue costs primarily associated with the new business of its Life Insurance Division. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new life insurance sales. Policy acquisition costs associated with traditional life business are capitalized and amortized over the estimated premium-paying period of the related policies, in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, is estimated using the same assumptions as are used for computing policy benefits. For universal life-type and annuity contracts, capitalized costs are amortized at a constant rate based on the present value of the estimated gross profits expected to be realized on the book of contracts.

Other
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
      The Company monitors and assesses the recoverability of deferred health and life policy acquisition costs on a quarterly basis.

Goodwill and Other Identifiable Intangible Assets
      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. Prior to the adoption of Statement 142, goodwill was amortized using the straight-line method, generally 20 to 25 years. The Company has determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. The Company’s annual review in 2004 of the goodwill and other intangible assets related to continuing operations indicated no impairment.
      As a result of the transitional impairment testing completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of former subsidiaries, Academic Management Services Corp. (“AMS”) and Barron Risk Management Services (“Barron”) was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. During 2003 and 2002, the Company sold AMS and Barron, respectively.

Accounting for Agent Stock Accumulation Plans
      The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America. The Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the market value of the Company’s Common Stock. The accounting treatment of the Company’s Agent Plans has resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. See discussion above under the caption “Variable Stock-Based Compensation” and Note M of Notes to Consolidated Financial Statements.

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
      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management’s review considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition of the issuer deterioration and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist. The Company also identifies investments in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.
      The Company seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company’s results of operations could be significant.

Deferred Taxes
      The Company records deferred tax assets to reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets. The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. However, the amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
      During 2002, the Company determined that it was more likely than not that it would be able to realize its deferred tax assets, which related primarily to operating losses in prior years at the Company’s AMS subsidiary. Accordingly, in 2002, the Company released and recognized as income the then remaining valuation allowance of $4.0 million.
      During 2003, the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 from the sale of AMS, Healthaxis and SeniorsFirst LLC and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. To the extent not utilized to offset capital gains generated in prior years, the net capital losses generated in 2003 will be carried forward to future years, with the ability to utilize the remaining capital losses in 2004 through 2008. During 2003, the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003. Accordingly, the Company established a valuation allowance of $19.8 million associated with the carryforwards at December 31, 2003.
      As of December 31, 2004, the balance of the valuation allowance was $17.0 million, reflecting a reduction of $2.8 million from the valuation allowance at December 31, 2003. The reduction in the valuation allowance was attributable primarily to realization of tax capital gains during 2004.
      At this time management does not anticipate selling appreciated assets to generate capital gains (and impair future investment return) solely for the purpose of utilizing the capital loss carryover. In addition, management believes it cannot rely on unrealized gains in its investment portfolio as evidence of recoverability of the deferred tax asset on the capital loss carryover. However, the Company will consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need to change the valuation allowance. In the event that the Company were to determine that it would be able to realize all or part of its net deferred tax asset in the future, the valuation allowance would be adjusted to reflect its deferred tax assets at the amount that the Company believes is more likely than not to be realized. Increasing the valuation allowance would result in a charge to income in the period such determination was made. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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
Privacy Initiatives
      The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently-adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company’s business and future results of operations. See “Business — Regulatory and Legislative Matters.”
Other Matters
      The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2004, the risk-based capital ratio of each of the Company’s domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.
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
Recently Issued Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment, which requires all companies to recognize compensation cost for all share-based payments to employees at fair value. The Statement is effective for public companies (except small business issuers, as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB also concluded that retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company therefore will be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. The Company believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations.
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
      On March 14, 2003, the AICPA’s Accounting Standards Executive Committee issued an exposure draft Statement of Position (SOP), Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97. The exposure draft provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements other than those specifically described in FASB Statement No. 97, including definition of an internal replacement, determining “not substantially different” internal replacements, accounting for internal replacements that are substantially different, accounting for internal replacements that are not substantially different, sales inducements offered in conjunction with an internal replacement, costs and assessments related to internal replacements, and recoverability.
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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
      This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed below and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents:

Medical Claims and Health Care Costs
      If the Company is unable to accurately estimate medical claims and control health care costs, its results of operations may be materially and adversely affected. The Company estimates the costs of its future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The Company establishes premiums based on these methods. The premiums the Company charges its customers generally are fixed for one-year periods, and therefore, costs the Company incurs in excess of its medical claim projections generally are not recovered in the contract year through higher premiums. Certain factors may and often do cause actual health care costs to vary from what the Company estimated and reflected in premiums. These factors may include, but not be limited to: (1) an increase in the rates charged by providers of health care services and supplies, including pharmaceuticals; (2) higher than expected use of health care services by members; (3) the occurrence of bioterrorism, catastrophes or epidemics; (4) changes in the demographics of insureds and medical trends affecting insureds; and (5) new mandated benefits or other regulatory changes that increase the Company’s costs. The occurrence of any of these factors, which are beyond the Company’s control, could result in a material adverse effect on its business, financial condition and results of operations.

Government Regulation
      The Company conducts business in a heavily regulated industry, and changes in government regulation could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states. The Company’s business is extensively regulated by federal and state authorities. Some of the new federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to health care reform require the Company to implement changes in its programs and systems in order to maintain compliance. The Company has incurred significant expenditures as a result of HIPAA regulations and expects to continue to incur expenditures as various regulations become effective. The Company is subject to periodic changes in state laws and regulations regarding the selection and pricing of risks and other matters. New regulations regarding these issues could increase the Company’s costs and decrease its premiums. The Company has in the past decided, and may in the future decide, to discontinue marketing its products in states that have enacted, or are considering, various health care reform regulations that would impair the Company’s ability to market its products profitably. Federal and state legislatures also are considering health care reform measures which may result in higher health insurance costs. The implementation of “prompt pay” laws, whereby a claim must be paid in a certain number of days regardless of whether it is a valid claim or not, subject to a right of recovery, may have a negative effect on the Company’s results of operations.

Regulatory Compliance
      The Company’s failure to comply with new or existing government regulation could subject it to significant fines and penalties. The Company’s efforts to measure, monitor and adjust its business practices to comply with the law are ongoing. Failure to comply with enacted regulations, including the laws mentioned above, could require the Company to pay refunds or result in significant fines, penalties, or the loss of one or more of its licenses. From time to time the Company is subject to inquiries related to its activities and practices in states in which it operates. The Company has been subject to regulatory penalties, assessments and restitution orders in a number of states. Furthermore, federal and state laws and regulations continue to evolve. The costs of compliance may cause the Company to change its operations significantly, or adversely impact the health care provider networks with which the Company does business, which may adversely affect its business and results of operations.

Association Group Health Insurance and Certain Relationships
      As is the case with many of our competitors in the self-employed market, a substantial portion of our health insurance products are issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us and the associations upon not less than one year’s advance notice to the other party.
      Our UGA agents and Cornerstone agents also act as field service representatives (FSRs) for the associations, in which capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of Ronald L. Jensen, UICI’s Chairman) provides administrative and benefit procurement services to the associations. One of our subsidiaries (UICI Marketing, Inc., a wholly-owned subsidiary and our direct marketing group) generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). UICI Marketing also provides video and print services to the associations and to Specialized Association Services, Inc. See Note K of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.
      During 2004, we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements.
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

Litigation
      The Company is subject to class actions and other forms of litigation in the ordinary course of its business, including litigation based on new or evolving legal theories, which could result in significant liabilities and costs. For example, during 2004 we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements.
      The nature of the Company’s business subjects it to a variety of legal actions and claims relating but not limited to (a) denial of health care benefits; (b) disputes over rating methodology and practices or termination of coverage; (c) disputes with agents over compensation or other matters; (d) disputes related to claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements; (e) disputes related to managed care or cost containment activities, and (f) disputes over co-payment calculations. The Company cannot predict with certainty the outcome of lawsuits against the Company or the potential costs associated with defending such suits.
      Recently, the insurance industry has experienced substantial volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of group insurance products, and the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. We have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on the insurance industry or our business.

Competition
      The Company operates in a highly competitive environment. Competition in the Company’s industry may limit its ability to attract new insureds or to maintain its existing membership in force. The Company competes primarily on the basis of price, benefit plan design, and quality of customer service, reputation and quality of agent relations. The Company competes for insureds with other health insurance providers and managed care companies, many of whom have many more insureds in regional markets and greater financial resources. The Company cannot provide assurance that it will be able to compete effectively in this industry. As a result, the Company may be unable to attract new insureds or maintain its existing policies in force and its results of operations may be adversely affected.

Information Systems
      Information processing is critical to the Company’s business, and a failure of the Company’s information system to provide timely and accurate information could adversely affect its business and results of operations. The Company’s failure to maintain an effective and efficient information system or disruptions in its information system could cause disruptions in its business operations, including (a) failure to comply with prompt pay laws; (b) loss of existing insureds; (c) difficulty in attracting new insureds; (e) disputes with insureds, providers and agents; (f) regulatory problems; (g) increases in administrative expenses; and (h) other adverse consequences.

Negative Publicity
      Negative publicity regarding the Company’s business practices and about the health insurance industry in general may harm the Company’s business and adversely affect our results of operations and financial condition. The nature of the market for the health and life insurance and related products and services we provide is that we interface with and distribute our products and services ultimately to individual consumers. There may be a perception among the media and/or consumer advocate groups that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services, thereby subjecting UICI and/or its industry to the possibility of periodic negative publicity. We may also be negatively impacted if another company in one of our businesses or in a related business engages in practices resulting in increased public attention to our businesses. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

Provider Network Relationships
      The Company’s results of operations and competitive position could be adversely affected by its inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers. The failure to secure cost-effective health care provider network contracts may result in a loss of insureds or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could adversely affect the Company’s results of operations.

Insurance Company Ratings
      Company’s principal insurance subsidiaries are currently rated by A.M. Best Company, Fitch and Standard & Poor’s. In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy; profitability, leverage and liquidity, book of business; quality and estimated market value of assets; adequacy of policy liabilities; experience and competency of management; and operating profile. If the Company’s insurance subsidiaries are not able to maintain their current rating by A.M. Best Company, Fitch and/or Standard & Poor’s, the Company’s results of operations could be materially adversely affected, particularly with respect to the Company’s Star HRG and Student Insurance businesses. Decreases in operating performance and other financial measures may result in a downward adjustment of the rating of the insurance subsidiaries assigned by A.M. Best Company, Fitch or Standard & Poor’s. In addition, other factors beyond the Company’s control such as general downward economic cycles and changes implemented by the rating agencies, including changes in the criteria for the underwriting or the capital adequacy model may result in a decrease in the rating. A downward adjustment in rating by A.M. Best Company, Fitch and/or Standard & Poor’s of the Company’s insurance subsidiaries could cause the Company’s agents or potential customers to look at the Company with less favor, which could have a material adverse effect on the Company’s results of operations.

Holding Company Structure
      UICI is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The Company’s insurance subsidiaries are subject to regulations that limit their ability to transfer funds to the Company. If the Company is unable to obtain funds from its insurance subsidiaries, it will experience reduced cash flow, which could affect the Company’s ability to pay its obligations to creditors as they become due.

Capital and Surplus Requirements
      If the Company’s regulated insurance subsidiaries are not able to comply with state capital standards, state regulators may require the Company to take certain actions that could have a material adverse effect on its results of operations and financial condition. State regulations govern the amount of capital required to be retained in the Company’s regulated insurance subsidiaries and the ability of those regulated subsidiaries to pay dividends. Those state regulations include the requirement to maintain minimum levels of statutory capital and surplus, including meeting the requirements of the risk-based capital standards promulgated by the National Association of Insurance Commissioners. State regulators have broad authority to take certain actions in the event those capital requirements are not met. Those actions could significantly impact the way the Company conducts its business, reduce its ability to access capital from the operations of its regulated insurance subsidiaries and have a material adverse effect on its results of operations and financial condition. Any new minimum capital requirements adopted in the future through state regulation may increase the Company’s capital requirements.

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
      The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $70.4 million based on a 100 basis point increase in interest rates as of December 31, 2004. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).
      In conducting its evaluation, management’s scope excluded the operations of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs). The Company acquired substantially all of the operating assets of HealthMarket, Inc. on October 8, 2004. At December 31, 2004, the assets of HealthMarket, Inc. acquired in the transaction in the amount of $54.2 million represented approximately 2.3% of the Company’s consolidated total assets, and the revenue of HealthMarket, Inc. in 2004 in the amount of $14.6 million represented less than one percent (1%) of the Company’s consolidated revenue for 2004. Accordingly, management’s assessment as of December 31, 2004 did not include the internal control over financial reporting of the HealthMarket, Inc. operations.
      Based on our evaluation under the framework in the COSO Report, and subject to the limitation in scope discussed in the preceding paragraph, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      The Company’s independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting, which report appears on Page F-3 of this Annual Report on Form 10-K.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      See the Company’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Shareholders, of which the section entitled “Election of Directors” is incorporated herein by reference.
      For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

Item 11.	Executive Compensation
      See the Company’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders, of which the subsection entitled “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      See the Company’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders, of which the subsection entitled “Nominees” and the subsection entitled “Beneficial Ownership of Common Stock” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      See the Company’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders, of which the subsection entitled “Certain Relationships and Related Transactions” is incorporated herein by reference. See Note K of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services
      See the Company’s Proxy Statement to be filed in connection with the 2005 Annual Meeting of Stockholders, of which the subsection captioned “Independent Public Accountants” is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) Financial Statements
      The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

      Financial Statement Schedules

Schedule II	—	Condensed Financial Information of Registrant December 31, 2004, 2003 and 2002: UICI (Holding Company)	F-76
Schedule III	—	Supplementary Insurance Information	F-79
Schedule IV	—	Reinsurance	F-81
Schedule V	—	Valuation and Qualifying Accounts	F-82
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

UICI

By:	/s/ WILLIAM J. GEDWED

William J. Gedwed,
President, Chief Executive Officer, and Director
Date: March 15, 2005
      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD L. JENSEN* Ronald L. Jensen	Chairman of the Board and Director	March 15, 2005

/s/ WILLIAM J. GEDWED* William J. Gedwed	President, Chief Executive Officer, and Director	March 15, 2005

/s/ MARK D. HAUPTMAN* Mark D. Hauptman	Vice President, Chief Financial Officer, and Chief Accounting Officer	March 15, 2005

/s/ GLENN W. REED Glenn W. Reed	Executive Vice President, General Counsel, and Director	March 15, 2005

/s/ DENNIS C. McCUISTION* Dennis C. McCuistion	Director	March 15, 2005

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 15, 2005

/s/ R. H. MICK THOMPSON* R. H. Mick Thompson	Director	March 15, 2005

/s/ RICHARD T. MOCKLER* Richard T. Mockler	Director	March 15, 2005

*By: /s/ GLENN W. REED Glenn W. Reed (Attorney-in-fact)	(Attorney-in-fact)	March 15, 2005

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)
FINANCIAL STATEMENTS and SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2004
UICI
and
SUBSIDIARIES
NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UICI
      We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UICI’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UICI
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that UICI maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UICI’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that UICI maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, UICI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      UICI acquired substantially all of the assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans on October 8, 2004 (the HealthMarket acquisition). Management excluded from its assessment of internal control over financial reporting the HealthMarket acquisition representing total assets of $54.2 million and revenues of $14.6 million included in the consolidated financial statements of UICI and subsidiaries as of and for the year ended December 31, 2004.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UICI and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 14, 2005

UICI AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands,
	except share amounts)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2004 — $1,500,204; 2003 — $1,370,093)	$1,531,231	$1,405,092
Equity securities, at fair value (cost:
2004 — $1,508; 2003 — $13,754)	1,461	16,612
Mortgage loans	3,884	5,411
Policy loans	17,101	18,436
Short-term and other investments	165,661	119,566

Total Investments	1,719,338	1,565,117
Cash and cash equivalents	—	14,014
Student loans	109,288	105,341
Restricted cash	39,455	42,477
Investment income due and accrued	22,706	22,796
Due premiums	86,051	54,668
Reinsurance receivables	24,537	57,247
Agents’ and other receivables	34,762	30,551
Deferred acquisition costs	110,502	90,651
Property and equipment, net	97,863	78,076
Goodwill and other intangible assets	75,625	45,399
Deferred income tax	16,569	14,009
Other assets	8,962	6,613

	$2,345,658	$2,126,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$444,228	$439,153
Claims	622,587	575,473
Unearned premiums	177,406	153,699
Other policy liabilities	14,450	16,659
Accounts payable and accrued expenses	54,644	47,921
Cash overdraft	8,749	—
Other liabilities	131,431	101,585
Federal income taxes payable	3,355	18,630
Debt	15,470	18,951
Student Loan Credit Facility	150,000	150,000
Net liabilities of discontinued operations	9,193	17,320

	1,631,513	1,539,391
Commitments and Contingencies (Note L)
Stockholders’ Equity
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, no shares issued and outstanding in 2004 and 2003	—	—
Common Stock, par value $0.01 per share — authorized 100,000,000 shares in 2004 and 2003; 47,623,102 issued and 45,715,144 outstanding in 2004; 48,111,964 issued and 46,327,234 outstanding in 2003	476	481
Additional paid-in capital	202,139	210,320
Accumulated other comprehensive income	20,137	24,607
Retained earnings	528,447	378,366
Treasury stock, at cost (1,907,958 common shares in 2004 and 1,784,730 common shares in 2003)	(37,054)	(26,206)

	714,145	587,568

	$2,345,658	$2,126,959

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per
	share amounts)
Revenue
Premiums:
Health (includes amounts received from related parties of $2,085, $1,308 and $2,090 in 2004, 2003 and 2002, respectively)	$1,812,892	$1,547,233	$1,161,381
Life premiums and other considerations	38,008	29,973	31,549

	1,850,900	1,577,206	1,192,930
Investment income (includes amounts received from related parties of $9, $35 and $4 in 2004, 2003 and 2002, respectively)	85,868	77,661	80,831
Other income (includes amounts received from related parties of $2,488, $2,263 and $8,416 in 2004, 2003 and 2002, respectively)	114,467	118,627	107,541
Gains (losses) on sale of investments	6,671	39,711	(5,598)

	2,057,906	1,813,205	1,375,704
Benefits and Expenses
Benefits, claims, and settlement expenses	1,127,058	1,039,593	774,492
Underwriting, policy acquisition costs, and insurance expenses (includes amounts paid to related parties of $7,294, $9,145 and $19,440 in 2004, 2003 and 2002, respectively)	632,132	563,574	432,468
Stock appreciation expense (benefit)	14,307	(459)	16,312
Other expenses, (includes amounts paid to related parties of $1,320, $3,021 and $4,737 in 2004, 2003 and 2002, respectively)	59,843	73,354	61,886
Interest expense	3,417	3,016	4,148
Losses in Healthaxis, Inc. investment	—	2,211	9,639

	1,836,757	1,681,289	1,298,945

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	221,149	131,916	76,759
Federal income taxes	75,268	44,592	25,705

INCOME FROM CONTINUING OPERATIONS	145,881	87,324	51,054
DISCONTINUED OPERATIONS:
Income (loss) from operations, (net of income tax benefit of $1,084, $16,522 and $3,275 in 2004, 2003 and 2002, respectively)	15,677	(72,990)	953

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	161,558	14,334	52,007
Cumulative effect of accounting change (net of income tax benefit, of $-0-, $-0- and $1,742 in 2004, 2003 and 2002, respectively)	—	—	(5,144)

NET INCOME	$161,558	$14,334	$46,863

Earnings per share:
Basic earnings
Income from continuing operations	$3.16	$1.88	$1.08
Income (loss) from discontinued operations	0.34	(1.57)	0.02

Income before cumulative effect of accounting change	3.50	0.31	1.10
Cumulative effect of accounting change	—	—	(0.11)

NET INCOME	$3.50	$0.31	$0.99

Diluted earnings Income from continuing operations	$3.07	$1.82	$1.05
Income (loss) from discontinued operations	0.33	(1.52)	0.02

Income before cumulative effect of accounting change	3.40	0.30	1.07
Cumulative effect of accounting change	—	—	(0.11)

NET INCOME	$3.40	$0.30	$0.96

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total

	(In thousands)
Balance at January 1, 2002	$494	$201,328	$30,294	$317,169	$(14,713)	$534,572
Comprehensive income:
Net income	—	—	—	46,863	—	46,863
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities	—	—	18,523	—	—	18,523
Deferred income tax expense	—	—	(6,374)	—	—	(6,374)
Other	—	—	(106)	—	—	(106)

Other comprehensive income	—	—	12,043	—	—	12,043

Comprehensive income	—	—	12,043	46,863	—	58,906

Vesting of Agent Plan credits	—	4,915	—	—	3,127	8,042
Common stock issued	8	15,288	—	—	(3,809)	11,487
Exercise stock options	7	12,059	—	—		12,066
Purchase of treasury stock	—	—	—	—	(42,515)	(42,515)
Stock-based compensation tax benefit	—	1,107	—	—	—	1,107
Other	—	1,385	—	—	—	1,385

Balance at December 31, 2002	509	236,082	42,337	364,032	(57,910)	585,050
Comprehensive income (loss):
Net income	—	—	—	14,334	—	14,334
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities	—	—	(27,273)	—	—	(27,273)
Deferred income tax expense	—	—	9,481	—	—	9,481
Other	—	—	62	—	—	62

Other comprehensive loss	—	—	(17,730)	—	—	(17,730)

Comprehensive income (loss)	—	—	(17,730)	14,334	—	(3,396)

Vesting of Agent Plan credits	—	7,932	—	—	4,294	12,226
Common stock issued	1	358	—	—	—	359
Exercise stock options	7	10,341	—	—	—	10,348
Retirement of treasury stock	(36)	(46,970)	—	—	47,006	—
Purchase of treasury stock	—	—	—	—	(19,596)	(19,596)
Stock-based compensation tax benefit	—	618	—	—	—	618
Other	—	1,959	—	—	—	1,959

Balance at December 31, 2003	481	210,320	24,607	378,366	(26,206)	587,568
Comprehensive income (loss):
Net income (loss)	—	—	—	161,558	—	161,558
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities	—	—	(6,877)	—	—	(6,877)
Deferred income tax expense	—	—	2,407	—	—	2,407

Other comprehensive loss	—	—	(4,470)	—	—	(4,470)

Comprehensive income (loss)	—	—	(4,470)	161,558	—	157,088

Dividends paid	—	—	—	(11,477)		(11,477)
Vesting of Agent Plan credits	—	249	—	—	10,358	10,607
Exercise stock options	6	5,546	—	—	—	5,552
Stock-based compensation tax benefit	—	1,972	—	—	—	1,972
Retirement of treasury stock	(11)	(16,729)	—	—	16,740	—
Purchase of treasury stock	—	—	—	—	(37,946)	(37,946)
Other	—	781	—	—	—	781

Balance at December 31, 2004	$476	$202,139	$20,137	$528,447	$(37,054)	$714,145

See notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net income	$161,558	$14,334	$46,863
(Income) loss from discontinued operations	(15,677)	72,990	(953)
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) loss on sale of investments	(6,671)	(39,711)	5,598
Operating loss of Healthaxis, Inc	—	2,211	3,139
Decrease (increase) in accrued investment income	(4,538)	(2,040)	474
Decrease (increase) in reinsurance receivables and other receivables	1,407	(27,605)	1,119
Change in federal income tax payable	(15,275)	19,862	3,957
Acquisition costs deferred	(93,383)	(65,733)	(59,330)
Amortization of deferred acquisition costs	73,532	69,343	43,948
Depreciation and amortization	29,392	18,404	16,178
Deferred income tax (benefit) change	(153)	121	783
Increase in policy liabilities	79,999	158,869	148,739
Increase in other liabilities and accrued expenses	30,898	41,466	34,573
Stock appreciation expense (benefit)	14,307	(459)	16,312
Other items, net	6,274	(4,065)	(915)

Cash Provided by Continuing Operations	261,670	257,987	260,485
Cash Provided by (Used in) Discontinued Operations	(17,815)	33,238	5,552

Net Cash Provided by Operating Activities	243,855	291,225	266,037

Investing Activities
Securities available-for-sale
Purchases	(425,209)	(664,905)	(725,270)
Sales	181,103	249,316	450,458
Maturities, calls and redemptions	130,543	178,847	129,389
Student loans
Purchases and originations	(11,279)	(19,384)	(20,010)
Maturities	8,798	7,579	5,452
Short-term and other investments — net	(43,256)	40,632	33,624
Purchase of subsidiaries and life and health business net of cash acquired of $0, $0 and $2,649 in 2004, 2003 and 2002, respectively	(53,100)	(4,951)	(23,693)
Decrease (increase) in restricted cash	3,022	13,270	(39,996)
Proceeds from subsidiaries sold, net of cash disposed of $0 in 2004; $0 in 2003 and $550 in 2002	—	—	1,208
Additions to property and equipment	(25,424)	(33,316)	(33,523)
Minority interest purchased	—	(863)	(1,948)
Decrease (increase) in agents’ receivables	(4,882)	10,556	(7,105)

Cash Used in Continuing Operations	(239,684)	(223,219)	(231,414)
Cash Provided by (Used in) Discontinued Operations	25,365	(116,653)	(224,931)

Net Cash Used in Investing Activities	(214,319)	(339,872)	(456,345)

Financing Activities
Repayment of notes payable	(18,951)	(3,971)	(15,589)
Proceeds from student loan credit facilities	—	—	50,000
Change in cash overdraft	8,749	—	—
Net proceeds from issuance of trust securities	14,570	—	—
Deposits from investment products	17,809	14,975	13,407
Withdrawals from investment products	(24,121)	(22,489)	(24,538)
Exercising of stock options	7,524	10,966	12,616
Purchase of treasury stock	(37,946)	(19,596)	(42,515)
Dividends paid	(11,477)	—	—
Other	293	2,318	6,469

Cash Used in Continuing Operations	(43,550)	(17,797)	(150)

Cash Provided by Discontinued Operations	—	25,542	194,597

Net Cash Provided by (Used in) Financing Activities	(43,550)	7,745	194,447

Net Increase (Decrease) in Cash	(14,014)	(40,902)	4,139
Cash and cash equivalents at Beginning of Period	14,014	54,916	50,777

Cash and cash equivalents at End of Period	—	14,014	54,916
Less cash and cash equivalents at End of Period in discontinued operations	—	—	38,660

Cash and cash equivalents at End of Period in continuing operations	$—	$14,014	$16,256

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
      Through its Student Insurance Division, UICI offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Company also provides an accident policy for students at public and private schools in pre-kindergarten through grade 12. In the student market, the Company sells its products through in-house account executives that focus on colleges and universities on a national basis.
      The Company’s Star HRG Division specializes in the design, marketing and administration of limited benefit health insurance plans for entry level, high turnover, and hourly employees. The Company markets and sells these products directly to its employer clients through a sales force consisting of Company employees.
      Through its Life Insurance Division the Company also issues universal life, whole life and term life insurance products to individuals in the self-employed market, the middle income market; the Hispanic market and the senior market. The Company distributes its life insurance products directly to individuals in the self-employed market through agents associated with UGA-Association Field Services and Cornerstone America and through marketing relationships with two independent managing general agents (MGAs).
      During 2003, through a newly formed company, ZON Re USA LLC (an 82.5%-owned subsidiary), the Company began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributes these products through professional reinsurance intermediaries

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and a network of independent commercial insurance agents, brokers and third party administrators. To date, the results of this business have not been material to our consolidated results of operations.
      In October 2004, the Company completed the acquisition of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 200 employees) marketplace. Subject to receipt of applicable regulatory approvals, the Company intends to market and sell HealthMarket’s CDHP products to the individual and small employer group markets through its subsidiaries MEGA, Mid-West and Chesapeake. In addition, the Company will continue to utilize HealthMarket’s existing network of independent agents and brokers to distribute the consumer driven health plans designed and administered by HealthMarket.
      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, Student Insurance Division, Star HRG Division, Life Insurance Division and Other Insurance (consisting of the Company’s accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); and (b) its Other Key Factors segment, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      For purposes of segment reporting, the Company had previously reported the results of its Student Insurance Division and Star HRG Division as one business unit referred to as its “Group Insurance Division.” Effective October 1, 2004, the Company began separately reporting the results of the Student Insurance Division and Star HRG Division.

Discontinued Operations
      The Company has reflected as discontinued operations for financial reporting purposes the results of its former AMS subsidiary, its former Senior Market division and its Special Risk Division operations. See Note Q.
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

Use of Estimates
      The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Investments
      Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments classified as “available for sale” are reported at fair value. Equity securities consist of common and non-redeemable preferred stocks and are carried at fair value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at the aggregate unpaid balance. Short-term investments are generally carried at cost which approximates fair value. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments changes in expectations. The most significant determinant of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.
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
      Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be impaired, a loss is recognized at the date of determination.
                  Cash and Cash Equivalents
      The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and invested temporarily in various instruments with maturities of three months or less at the time of purchase.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Loans
      Student loans (consisting of student loans originated under the Company’s former College First Alternative Loan program) are carried at their unpaid principal balances (less any applicable allowance for losses).

Deferred Acquisition Costs

Health Policy Acquisition Costs
      The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA, Student Insurance and Star HRG Divisions are expensed as incurred.
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

Life Policy Acquisition Costs
      The Company incurs various costs in connection with the origination and initial issuance of its life insurance policies, including underwriting and policy issuance costs. The Company defers those costs that vary with production. The Company capitalizes commission and issue costs primarily associated with the new business of its Life Insurance Division. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new life insurance sales. Policy acquisition costs associated with traditional life business are capitalized and amortized over the estimated premium-paying period of the related policies, in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue, which is modified to reflect actual lapse experience, is estimated using the same assumptions as are used for computing policy benefits. For universal life-type and annuity contracts, capitalized costs are amortized at a constant rate based on the present value of the estimated gross profits expected to be realized on the book of contracts.

Other
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
      The Company monitors and assesses the recoverability of deferred health and life policy acquisition costs on a quarterly basis.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,

	2004	2003	2002

	(In thousands)
Costs of policies acquired:
Beginning of year	$7,563	$3,376	$4,226
Additions(1)	—	4,951	—
Amortization(2)	(2,572)	(764)	(850)

End of year	4,991	7,563	3,376
Deferred costs of policies issued	105,511	83,088	85,934

Total	$110,502	$90,651	$89,310

(1)	Effective December 31, 2003, the Company terminated a coinsurance arrangement (see Note G — Reinsurance), and the Company settled the purchase price for the novation of the remaining coinsured policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.

(2)	The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 20% based on a variety of assumptions including the type of policies acquired.
      Set forth below is an analysis of deferred costs of policies issued at each of December 31, 2004, 2003 and 2002 and the related deferral and amortization in each of the years then ended:

	December 31,

	2004	2003	2002

	(In thousands)
Deferred costs of policies issued:
Beginning of year	$83,088	$85,934	$69,702
Additions	93,383	65,733	59,330
Amortization	(70,960)	(68,579)	(43,098)

End of year	$105,511	$83,088	$85,934

      The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2004 is estimated to be as follows:

(In thousands)
2005	$1,767
2006	1,325
2007	992
2008	270
2009	250
2010 and thereafter	387

$4,991

Restricted Cash
      At December 31, 2004 and 2003, the Company held restricted cash in the amount of $39.5 million and $42.5 million, respectively. Restricted cash consisted primarily of cash and cash equivalents securing student

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loan credit facilities held by a bankruptcy-remote, special purpose entity in the amount of $37.4 million and $40.4 million as of December 31, 2004 and 2003, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. See Note H.

Allowance for Doubtful Accounts
      The Company establishes an allowance for potential losses that could result from defaults or write-downs on various assets. The allowance is maintained at a level that the Company believes is adequate to absorb estimated losses.
      The Company’s allowance for losses is as follows:

	December 31,

	2004	2003

	(In thousands)
Agents’ receivables	$2,967	$3,143
Mortgage loans	324	324
Student loans	3,608	1,676
Real estate	—	2,434

	$6,899	$7,577

Property and Equipment
      Property and equipment includes buildings, leasehold improvements, furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings).

	December 31,

	2004	2003

	(In thousands)
Land and improvements	$2,731	$3,069
Buildings and leasehold improvements	31,015	31,955
Real estate held for sale	—	500
Software	80,714	50,535
Furniture, software and equipment	49,068	48,910

	163,528	134,969
Less accumulated depreciation	65,665	56,893

Property and equipment (net)	$97,863	$78,076

      The increase in software from 2003 to 2004 in the amount of $30.2 million was primarily due to the acquisition of the HealthMarket consumer driven health plans (“CDHP”) software platform.

Goodwill and Other Intangibles
      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. Prior to the

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption of Statement 142, goodwill was amortized using the straight-line method, generally 20 to 25 years. The Company amortizes its intangible assets with estimable useful lives over a period ranging from one to ten years. The Company has determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. The Company’s annual review in 2004 of the goodwill and other intangible assets related to continuing operations indicated no impairment.
      As a result of the transitional impairment testing completed during the quarter ended June 30, 2002, the Company determined that goodwill recorded in connection with the acquisition of former subsidiaries, Academic Management Services Corp. (“AMS”) and Barron Risk Management Services (“Barron”) was impaired in the aggregate amount of $6.9 million ($5.1 million net of tax). The Company reflected this impairment charge in its financial statements as a cumulative effect of a change in accounting principle as of January 1, 2002 in accordance with Statement No. 142. During 2003 and 2002, the Company sold AMS and Barron, respectively.

Future Policy and Contract Benefits and Claim Liabilities
      With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates, and annual increases in future gross premiums determined to be appropriate at the time the business was first acquired by the Company, with an implicit margin for adverse deviations. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis.
      The remainder of the future policy benefits for accident and health are principally contract reserves on issue-age rated policies, reserves for other riders providing future benefits, and reserves for the refund of a portion of premium as required by state law. These liabilities are typically calculated as the present value of future benefits less the present value of future net premiums, computed on a net level premium basis using assumptions determined to be appropriate as of the date the business was acquired by the Company. These assumptions may include current investment yield, mortality, withdrawal rates, or other assumptions determined to be appropriate.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Appreciation Expense (Benefit)
      The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See Note M of Notes to Consolidated Financial Statements.

Reinsurance
      Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Advertising Expense
      The cost of advertising is expensed as incurred. The Company incurred $10.2 million, $9.9 million and $11.9 million in advertising costs in continuing operations in 2004, 2003 and 2002, respectively. These

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts are reflected in the Company’s consolidated statement of operations under the caption “Underwriting, policy acquisition costs and insurance expenses.”

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

Comprehensive Income
      Included in comprehensive income is the reclassification adjustments for realized gain (losses) included in net income of $4.3 million, ($2.8 million net of tax), $42.8 million, ($27.8 million net of tax) and $(8.3) million ($(5.4) million net of tax), for the years ended December 31, 2004, 2003 and 2002, respectively.

Guaranty Funds and Similar Assessments
      The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2004 and 2003, the Company had accrued $3.7 million and $1.9 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred guaranty fund and other health related assessments in the amount of $4.2 million, $1.7 million and $1.3 million in 2004, 2003 and 2002, respectively.

New Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement 123R, Share-Based Payment, which requires all companies to recognize compensation cost for all share-based payments to employees at fair value. The Statement is effective for public companies (except small business issuers, as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB also concluded that retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company therefore will be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. The Company believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations.
      Emerging Issue Task Force (“EITF”) Issue No. 03-1 provides guidance on the meaning of the phrase “other-than-temporary” impairment and its application to several types of investments, including debt

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On March 14, 2003, the AICPA’s Accounting Standards Executive Committee issued an exposure draft Statement of Position (SOP), Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97. The exposure draft provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements other than those specifically described in FASB Statement No. 97, including definition of an internal replacement, determining “not substantially different” internal replacements, accounting for internal replacements that are substantially different, accounting for internal replacements that are not substantially different, sales inducements offered in conjunction with an internal replacement, costs and assessments related to internal replacements, and recoverability.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods of the year of adoption should be restated). The impact of implementation of the SOP, Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97 on the Company’s financial position or results of operations is not expected to be material.
      On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted the transition provisions that require expensing options prospectively in the year of adoption. The Company will continue to follow the intrinsic value method prescribed by APB 25 for awards existing at January 1, 2003.
      The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income, as reported	$161,558	$14,334	$46,863
Add: stock-based employee compensation expense included in reported net income, net of tax	93	6	167
(Deduct)/ Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	160	(367)	$(3,068)

Pro forma net income	$161,811	$13,973	$43,962

Earnings per share:
Basic as reported	$3.50	$0.31	$0.99
Basic-pro forma	$3.51	$0.30	$0.93
Diluted as reported	$3.40	$0.30	$0.96
Diluted-pro forma	$3.41	$0.29	$0.90

Reclassification
      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation.
Note B — Acquisitions and Dispositions

Acquisitions
      On October 8, 2004, the Company completed the acquisition, for a cash purchase price of $53.1 million, of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 200 employees) marketplace. In the acquisition, MEGA acquired HealthMarket’s administrative platform and substantially all of HealthMarket’s CDHP technology, fixed assets and personnel. In the transaction, HealthMarket retained ownership of American Travelers Assurance Company (“ATAC”), a wholly owned insurance subsidiary of HealthMarket. Subject to applicable regulatory approvals, UICI intends to market and sell HealthMarket’s Consumer Driven Health Plan products to the individual and small employer group markets through MEGA, Mid-West and Chesapeake.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the acquisition, Chesapeake entered into an assumption reinsurance agreement with HealthMarket and its wholly owned insurance subsidiary, American Travelers Assurance Company (“ATAC”), pursuant to which Chesapeake agreed to pay a contingent renewal fee to HealthMarket. This renewal fee has been and will be recorded as goodwill and/or other intangibles as and when Chesapeake issues a renewal policy to a former ATAC policyholder.
      In connection with the HealthMarket acquisition agreement and assumption reinsurance agreement, the Company had recorded goodwill and other intangibles in the aggregate amount of $31.3 million at December 31, 2004.
      Effective December 31, 2003, the Company terminated a coinsurance arrangement and the Company settled the purchase price for the novation of certain coinsured policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.
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
      On January 17, 2002, the Company completed the purchase, for a cash purchase price of $8.0 million, of a 50% interest in an agency specializing in the sale of long-term care and Medicare supplement insurance products. In connection with the acquisition, the Company recorded non-amortizable goodwill in the amount of $6.1 million and amortizable intangible assets in the amount of $1.6 million. On May 30, 2003, the Company adopted a plan to close by sale or wind-down this operation. See Note Q.
      For financial reporting purposes, each of the acquisitions described above was accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired. The Consolidated Statement of Operations includes the results of operations from their respective date of acquisition. The effect of these acquisitions on the Company’s results of operations was not material. Accordingly, pro forma financial information has not been presented.

Dispositions
      On November 18, 2003, the Company completed the sale of its former Academic Management Services Corp. (“AMS”) unit. The sale of AMS generated net cash proceeds to UICI of approximately $27.8 million. At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In anticipation of the sale of AMS, in the third quarter of 2003 the Company wrote down the carrying value of these loans to fair value, which was significantly less than the face amount of the loans. As part of the transaction, the purchaser agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS previously securitized student loans.
      On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets that had been retained by the Company at the November 18, 2003 sale of AMS and reflected as held-

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for-sale assets on the Company’s consolidated balance sheet at December 31, 2003. The sale in 2004 of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.
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
Note C — Investments
      A summary of net investment income is set forth below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Fixed maturities	$73,453	$60,479	$62,098
Equity securities	535	2,310	2,582
Mortgage loans	367	503	556
Policy loans	1,184	1,190	1,234
Short-term and other investments	1,797	4,785	6,170
Agent debit balances	3,583	3,799	3,996
College Fund Life Division student loans	6,689	6,174	5,877

	87,608	79,240	82,513
Less investment expenses	1,740	1,579	1,682

	$85,868	$77,661	$80,831

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments

	(In thousands)
Year Ended December 31:
2004
Realized	$731	$3,570	$2,370	$6,671
Change in unrealized	(3,972)	(2,905)	—	(6,877)

Combined	$(3,241)	$665	$2,370	$(206)

2003
Realized	$1,033	$41,783	$(3,105)	$39,711
Change in unrealized	(1,417)	(25,856)	—	(27,273)

Combined	$(384)	$15,927	$(3,105)	$12,438

2002
Realized	$(8,692)	$376	$2,718	$(5,598)
Change in unrealized	31,834	(13,311)	—	18,523

Combined	$23,142	$(12,935)	$2,718	$12,925

      Gross unrealized investment gains pertaining to equity securities were $28,000, $2.9 million, and $33.1 million at December 31, 2004, 2003, and 2002, respectively. Gross unrealized investment losses pertaining to equity securities were $75,000, $-0-, and $4.4 million at December 31, 2004, 2003, and 2002, respectively.
      The amortized cost and fair value of investments in fixed maturities are as follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury and U.S. Government agency obligations	$59,067	$618	$(335)	$59,350
Mortgage-backed securities issued by U.S. Government agencies and authorities	328,416	3,985	(684)	331,717
Other mortgage and asset backed Securities	196,678	3,618	(1,474)	198,822
Other corporate bonds	916,043	31,226	(5,927)	941,342

Total fixed maturities	$1,500,204	$39,447	$(8,420)	$1,531,231

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury and U.S. Government agency obligations	$56,301	$1,651	$(32)	$57,920
Mortgage-backed securities issued by U.S. Government agencies and authorities	243,581	4,246	(460)	247,367
Other mortgage and asset backed securities	183,280	3,224	(3,546)	182,958
Other corporate bonds	886,931	37,526	(7,610)	916,847

Total fixed maturities	$1,370,093	$46,647	$(11,648)	$1,405,092

      Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.
      The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004

	Amortized
	Cost	Fair Value

	(In thousands)
Maturity
One year or less	$27,880	$28,293
Over 1 year through 5 years	417,791	425,011
Over 5 years through 10 years	340,719	352,512
Over 10 years	188,720	194,876

	975,110	1,000,692
Mortgage and asset backed securities	525,094	530,539

Total fixed maturities	$1,500,204	$1,531,231

      Proceeds from the sale and call of investments in fixed maturities were $177.4 million, $200.3 million, and $452.8 million for 2004, 2003, and 2002, respectively. Gross gains of $5.4 million, $9.3 million, and $17.8 million, and gross losses of $1.1 million, $4.3 million, and $11.9 million were realized on the sale and call of fixed maturity investments during 2004, 2003, and 2002, respectively.
      Proceeds from the sale of equity investments were $17.3 million, $81.3 million and $15.7 million for 2004, 2003 and 2002, respectively. Gross gains of $3.6 million, $43.7 million and $1.1 million and gross losses of $-0-, $803,000 and $681,000 were realized on sales of equity investments during 2004, 2003 and 2002, respectively.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the Company’s equity securities:

	December 31, 2004		December 31, 2003

		Fair		Fair
	Cost	Value	Cost	Value

	(In thousands)
Common stocks — non-affiliate	$1,508	$1,461	$11,625	$13,932
Non-redeemable preferred stocks	—	—	2,129	2,680

	$1,508	$1,461	$13,754	$16,612

      Prior to the Company’s sale of its stake in AMLI Residential Properties Trust (“AMLI Residential”) during the three months ended December 31, 2003, the Company classified its investment in AMLI Residential as an affiliated stock. The Company’s remaining investment in AMLI Residential is included in the “Common stocks — non-affiliate” and “Non-redeemable preferred stocks” captions at December 31, 2003. The Company recognized pre-tax gains in 2004 and 2003 in the amounts of $3.6 million and $40.4 million, respectively, which were associated with the sale of the Company’s entire stake in AMLI Residential. The Company effected such sales to diversify its portfolio and to generate taxable capital gains that could be used to offset capital losses from other investments.
      The fair value, which represents carrying amounts of equity securities, is based on quoted market prices.
      The carrying amounts of the Company’s investments in mortgage and policy loans approximate fair value, which is estimated using a discounted cash flow analysis, at a rate currently being offered for similar loans to borrowers with similar credit ratings.
      The carrying values for mortgage loans are net of allowance of $324,000 for each of 2004 and 2003.
      The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2004, the Company had a carrying amount of $530.5 million of mortgage and asset backed securities, of which $331.7 million were government backed, $172.6 million were rated AAA, $11.6 million were rated A, $5.6 million were rated BBB, and $9.0 million were rated below investment grade by external rating agencies. At December 31, 2003, the Company had a carrying amount of $430.3 million of mortgage and asset backed securities, of which $247.4 million were government-backed, $157.2 million were rated AAA, $2.3 million were rated AA, $9.3 million were rated A, $8.3 million were rated BBB, and $5.8 million were rated below investment grade by external rating agencies.
      During 2004, 2003, and 2002, the Company recorded impairment charges for certain fixed maturities and equity securities in the amount of $3.6 million related to fixed maturities, $5.1 million ($4.0 million for fixed maturities and $1.1 million for equity securities), and $14.7 million related to fixed maturities, respectively. The Company’s 2002 impairment charge included a $6.1 million impairment charge associated with the Company’s WorldCom, Inc. bond holdings. The impairment charges are reflected in the Company’s consolidated statement of operations under the caption “Gains (losses) on sale of investments.”

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2004:

	Unrealized Loss Less		Unrealized Loss
	Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US Treasury obligations and direct obligations of US Government agencies	$10,889	$182	$2,887	$153	$13,776	$335
Mortgage backed securities issued by U.S. Government agencies and authorities	66,191	319	37,621	365	103,812	684
Other mortgage and asset backed securities	44,138	480	56,802	994	100,940	1,474
Corporate bonds	144,427	1,533	151,190	4,394	295,617	5,927

Total securities	$265,645	$2,514	$248,500	$5,906	$514,145	$8,420

      At December 31, 2004, the Company had $8.4 million of unrealized losses in its fixed maturities portfolio. Of the $2.5 million in unrealized losses of less than twelve (12) months, only one security had an unrealized loss in excess of 10%. The amount of unrealized loss attributed to the security in excess of 10% was $371,000. The $5.9 million in unrealized losses of more than twelve (12) months is attributable to numerous securities with unrealized losses of less than 10%.
      The Company continually monitors these investments and believes that, as of December 31, 2004, the unrealized loss in these investments is temporary.
      The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2004 and 2003, excluding U.S. Government securities:

	December 31,

	2004		2003

		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value

	(Dollars in thousands)
Fixed Maturities:
Federal National Mortgage Corporation	$18,038	1.0%	$—	—
Equity investments:
AMLI Residential Properties Trust	$—	—	$16,584	1.1%
Short-term investments:
Fidelity Institutional Money Market Fund	$122,793	7.1%	$91,392	5.8%
      The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.
      At December 31, 2002, the Company beneficially held approximately 45% of the issued and outstanding shares of Healthaxis, Inc. (“HAI”). Effective September 30, 2003, the Company sold to HAI its entire 48.27% equity interest in HAI for a total sale price of $3.9 million, of which $500,000 was paid in cash at

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
closing and the balance was paid by delivery of a promissory note payable to the Company in the amount of $3.4 million. The Company recognized a nominal loss for financial reporting purposes in connection with the sale. See Note K for a discussion of various transactions between the Company and HAI prior to its disposition in September 2003.
      Under the terms of various reinsurance agreements (see Note G), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $64.4 million and $75.6 million as of December 31, 2004 and 2003, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $17.0 million and $18.3 million on deposit with insurance departments in various states at December 31, 2004 and 2003, respectively.
Note D — Student Loans
      The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated under the Company’s College First Alternative Loan program. The student loans guaranteed by private insurers are guaranteed 100% as to principal and accrued interest.
      At closing of the sale of Academic Management Services Corp. in November 2003, UICI received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries, which were carried as “other assets” on the Company’s consolidated 2003 balance sheet and not included in this table. Those loans were subsequently sold in the first quarter of 2004. See Note Q for the discussion of AMS discontinued operations.
      Set forth below is a summary of the student loans held by the Company at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Student loans — guaranteed by private insurers	$83,437	$83,437	$78,986	$78,986
Student loans — non-guaranteed	29,459	28,281	28,031	26,910
Allowance for losses	(3,608)	—	(1,676)	—

Total student loans	$109,288	$111,718	$105,341	$105,896

      Of the aggregate $109.3 million and $105.3 million carrying amount of student loans held by the Company at December 31, 2004 and 2003, $109.1 million and $105.1 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note H.
      The Company estimates the fair value of student loans based on values of recent sales of student loans from the Company into the secured student loan credit facility (see Note H).
      The Company’s provision for losses on student loans is summarized as follows:

	December 31,

	2004	2003	2002

	(In thousands)
Balance at beginning of year	$1,676	$941	$1,039
Change in provision for losses	1,932	735	(98)

Balance at end of year	$3,608	$1,676	$941

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recognized interest income from continuing operations from the student loans of $6.7 million, $6.2 million and $5.9 million in 2004, 2003 and 2002, respectively, which is included in the investment income category on the Company’s consolidated statements of operations.
Note E — Goodwill and Other Intangible Assets
      Set forth in the table below is a summary of the goodwill and other intangible assets by operating division at the dates indicated:

	December 31, 2004

		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net

	(In thousands)
Insurance:
Self-Employed Agency Division	$39,489	$1,238	$(4,024)	$36,703
Star HRG Division	33,640	8,858	(4,160)	38,338
Life Insurance Division	552	—	(193)	359
Other Key Factors	225	—	—	225

	$73,906	$10,096	$(8,377)	$75,625

	December 31, 2003

		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net

	(In thousands)
Insurance:
Self-Employed Agency Division	$9,405	$—	$(3,972)	$5,433
Star HRG Division	33,640	8,858	(2,891)	39,607
Life Insurance Division	552	—	(193)	359

	$43,597	$8,858	$(7,056)	$45,399

      Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisitions of HealthMarket (completed in October 2004) and of Star HRG (completed February 28, 2002). See Note B.
      The Company recorded amortization expense associated with other intangibles in continuing operations in the amount of $1.3 million, $1.5 million and $1.4 million in 2004, 2003 and 2002, respectively.
      Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

(In thousands)
2005	$1,437
2006	1,166
2007	940
2008	813
2009	682
2010 and thereafter	846

$5,884

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note F — Policy Liabilities
      As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities.

Future Policy and Contract Benefits
      Liability for future policy and contract benefits consisted of the following at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Accident & Health	$93,252	$86,048
Life	233,531	217,128
Annuity	117,445	135,977

	$444,228	$439,153

      Set forth below is a detailed summary of benefits, claims and settlement expenses net of reinsurance for the each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Future liability and contract benefits	$21,551	$26,034	$18,532
Claims benefits	1,105,507	1,013,559	755,960

Total benefits, claims and settlement expenses	$1,127,058	$1,039,593	$774,492

Accident and Health Policies
      With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates, and annual increases in future gross premiums determined to be appropriate at the time the business was first acquired by the Company, with an implicit margin for adverse deviations. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits on the Company’s consolidated balance sheet were $86.0 million and $83.4 million at December 31, 2004 and 2003, respectively.
      The remainder of the future policy benefits for accident and health are principally contract reserves on issue-age rated policies, reserves for other riders providing future benefits, and reserves for the refund of a portion of premium as required by state law. These liabilities are typically calculated as the present value of future benefits less the present value of future net premiums, computed on a net level premium basis using assumptions determined to be appropriate as of the date the business was acquired by the Company. These assumptions may include current investment yield, mortality, withdrawal rates, or other assumptions determined to be appropriate. Substantially all accident and health insurance future policy benefit liability interest assumptions range from 4.0% to 5.0%.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Life Policies and Annuity Contracts
      With respect to traditional life insurance, future policy benefits are computed on a net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates determined to be appropriate as of the date the business was acquired by the Company. Substantially all liability interest assumptions range from 3.0% to 5.5%. Such liabilities are graded to equal statutory values or cash values prior to maturity.
      Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.6%, 4.6% and 5.0% during 2004, 2003 and 2002, respectively. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2004 and 2003 and 4.0% to 5.5% during 2002.
      The Company has assumed certain life and annuity business from a company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2004, 3.0% to 5.5% during 2003 and 3.8% to 5.5% during 2002.

Annuities
      The carrying amounts and fair values of the Company’s liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) at December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Direct annuities	$64,389	$62,837	$79,365	$76,587
Assumed annuities	53,056	53,053	56,612	56,609
Supplemental contracts without life contingencies	1,342	1,342	1,413	1,413

	$118,787	$117,232	$137,390	$134,609

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

Claims Liabilities
      The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, a single best estimate claim liability is determined which is expected to be adequate under most circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements. However, to the extent not already reflected in the actuarial analyses, management also considers qualitative factors that

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may affect the ultimate benefit levels to determine its best estimate of the claims liability. These qualitative considerations include, among others, the impact of medical inflation, utilization of health services, exposure levels, product mix, pending claim levels and other relevant factors.
      Effective January 1, 2003, the Company implemented a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. See discussion below under the caption “2003 Change in Claims and Future Benefit Liability Estimates Self-Employed Agency Division — Claims Liability Changes.”
      The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as an excess pending claims inventory (i.e., inventories of pending claims in excess of historical levels) and disputed claims. For example, the Company closely monitors the level of claims that are pending. When the level of pending claims appears to be in excess of “normal” levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an “excess pending claims liability” is appropriate under such circumstances because of the operation of the developmental method used by the Company to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for augmented claim liabilities.
      With respect to its Student Insurance and Star HRG businesses, the Company assigns incurred dates based on the date of service. This definition estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

2003 Change in Claim and Future Benefit Liability Estimates — Self-Employed Agency Division
      Effective January 1, 2003, the Company’s SEA Division made certain refinements to its claim and future policy benefit liability calculations, the net effect of which decreased claim and future policy benefit liabilities and correspondingly increased operating income reported by the SEA Division in the amount of $4.8 million in the first quarter of 2003. Set forth below is a summary of the adjustments and changes in accounting estimates made in 2003 by the Company.

ROP Liability Changes
      The Company has issued certain health policies with a “return-of-premium” (ROP) rider, pursuant to which the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. Prior to January 1, 2003, the Company established a liability for future ROP benefits, which liability was calculated by applying mid-terminal reserve factors (calculated on two-year preliminary term basis, using 5% interest, 1958 CSO mortality terminations, and level future gross premiums) to the current premium on a contract-by-contract basis. A claim offset was applied, on a contract-by-contract basis, solely with respect to an older closed block of policies, utilizing only claims paid to date, with no assumption of future claims.
      The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. This liability is impacted both by the techniques utilized to calculate the liability and the many assumptions underlying the calculation, including interest rates, policy lapse rates, premium rate increases on policies and assumptions with regard to claims paid. The Company had previously utilized a simplified estimation

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
technique (described above) that it believed generated an appropriate ROP liability in the aggregate. However, the Company reviewed its ROP estimation technique in order to determine if refinements to the technique were appropriate. As a result of such review, and as more particularly described below, effective January 1, 2003, the ROP estimation technique was refined to utilize new mid-terminal reserve factors (calculated on a net level basis, using 4.5% interest, 1958 CSO mortality, and primarily 10% annual increases in future gross premiums) and to apply these factors to the historical premium payments on a contract-by-contract basis.
      The net premium assumption was revised from two-year preliminary term to net level in order to produce a more appropriate accrual for the liability of the ROP benefits in relation to the premiums. The interest rate assumption was reduced from 5% to 4.5% to reflect current investment yields. Since the ROP rider is primarily attached to attained-age rated health insurance products that are subject to periodic rate adjustment, the Company has determined as part of its ongoing review of the ROP estimation technique to increase its ROP liability to cover reasonably foreseeable changes to the future gross premium. Based on Company experience, the revised reserve factors incorporate an assumption of a 10% average annual increase in future gross premiums on such products. The estimation technique was also refined to use historical premiums and anticipated future premium increases in the calculation of future benefits rather than calculating the liability only from the current gross premium. Finally, a claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. In the original simplified estimation technique, the intent was to balance the offsetting effects of applying the two-year preliminary term factors to the current gross premiums since the historical premium information was not available. Changes to the technique were made in 2003 when sufficient historical premium information was available to refine the estimation calculation. Substantially all of the effect of this change in estimating the liability for future ROP benefits was attributable to the refinement of adding the assumption of a 10% average annual increase in the level of future gross premiums for attained-age rated health insurance products.
      As a result of these changes, the liability for future ROP benefits increased, and operating income correspondingly decreased, by $12.9 million during the first quarter of 2003.
      Assumptions used in the estimation of the Company’s ROP liability, such as interest or the annual increases in future gross premiums, will continue to be used in subsequent accounting periods for those benefits already issued, including the future gross premiums anticipated by the reserve factors. Changes in assumptions may be applied to newly issued policies as well as for adjustments in the level of premium for existing policies other than those already anticipated. The new assumptions used will be those appropriate at the time the change is made.
      The ROP liabilities in the amount of $86.0 million and $83.4 million at December 31, 2004 and 2003, respectively, are reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the anticipation of a future increase in the level of favorable development associated with the growth in business, the SEA Division undertook an analysis of the liability estimation process. The Company believes that the developmental method is the standard methodology within the health insurance industry and therefore re-evaluated the key assumptions utilized under this method. As the Company gained more experience with the older blocks of business, the original incurred date coding assumption was re-examined. This re-examination resulted in the decision to utilize a new incurred date definition instead of the original incurred date definition for purposes of establishing claim liabilities at the SEA Division.
      Effective January 1, 2003, the Company implemented a new incurred date coding definition to establish incurred dates under the developmental method in the SEA Division. Under this new incurred date coding definition, a break in service of more than six months will result in the establishment of a new incurred date for subsequent services. In addition, under this new incurred date coding definition, claim payments continuing more than thirty-six months without a six month break in service will result in the establishment of a new incurred date. This change in the incurred date definition assumption resulted in a reduction in the estimated claim liabilities at the SEA Division, and a corresponding increase in operating income, in the amount of $12.3 million during the first quarter of 2003.

Other Changes in Estimate
      Several refinements in the claims liability calculation, all of which were treated as changes in accounting estimates, resulted in a further reduction of the claims liability, and corresponding increase in operating income, in the amount of $5.4 million during the first quarter of 2003. This reduction in the claims liability was attributable primarily to the effects of a change in estimate of the liability for excess pending claims. This change was necessary to maintain consistency with the historical data underlying the calculation of the new completion factors used in the claim development calculation. These completion factors are based on more recent experience with claims payments than the previous factors. This more recent experience has a greater number of pending claims. As a result, the new completion factors have built in a higher level of liability for pending claims. The release of a portion of the excess pending claims liability reflects the additional pending claims included in the completion factors.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the claims liability is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Claims liability at beginning of year, net of related reinsurance recoverables	$563,045	$440,895	$322,989
Add:
Claims liability on acquired business	—	12,783	—
Incurred losses, net of reinsurance, occurring during:
Current year	1,196,421	1,067,951	787,444
Prior years	(90,914)	(54,392)	(31,484)

	1,105,507	1,013,559	755,960

Deduct payments for claims, net of reinsurance, occurring during:
Current year	714,361	616,939	410,365
Prior years	343,412	287,253	227,689

	1,057,773	904,192	638,054

Claims liability at end of year, net of related reinsurance recoverables (2004 — $11,808; 2003 — $12,428; 2002 — $25,400)	$610,779	$563,045	$440,895

Claims Liability Development Experience
      Inherent in the Company’s claim liability estimation practices is the desire to establish liabilities that are more likely to be redundant than deficient. Furthermore, the Company’s philosophy is to price its insurance products to make an underwriting profit, not to increase written premiums. While management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.
      Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Self-Employed Agency Division	$(91,720)	$(54,009)	$(30,729)
Student Insurance Division	4,733	(581)	(3,753)
Star HRG Division	(3,002)	(1,753)	—
Life Insurance Division	(926)	1,951	2,998
Other Insurance	1	—	—

Total favorable	$(90,914)	$(54,392)	$(31,484)

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEA Division
      The above table shows incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in 2004, 2003, and 2002.
      The favorable claims liability development experience at the SEA Division in 2004 reflects the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, will not influence the level of claim liabilities redundancies in future periods.
      The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003.
      The total favorable claims liability development experience for 2003 in the amount of $54.0 million represented 14.9% of total claim liabilities established for the SEA Division at December 31, 2002. The favorable experience in the SEA Division for 2003 included the effect of the $17.7 million decrease in claims liability due to the refinements made effective January 1, 2003 to the claims liability calculation ($12.3 million) and changes in estimate ($5.4 million). See the discussion above under the caption “2003 Change in Claim and Future Benefit Liability Estimates — Self-Employed Agency Division.” Excluding the impact of these refinements and changes in estimate, the favorable experience in 2003 in the claims liability was $36.3 million, or 10.0% of the total claim liabilities established for the SEA Division at December 31, 2002.
      The total favorable claims liability development experience for 2002 in the amount of $30.7 million represented 11.6% of total claim liabilities established for the SEA Division at December 31, 2002.
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

Student Insurance Division and Star HRG Division
      The products of the Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.
      The unfavorable claims liability development experience at the Student Insurance Division in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected claim experience associated with the business written for the 2003-2004 school year. The Student Insurance Division experienced favorable claims liability development for 2003 and 2002.
      The favorable claims liability development experience at the Star HRG Division in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003. The Star HRG Division also experienced favorable claims liability development for 2003. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

Life Insurance Division
      The adverse experience for the Life Insurance Division during 2003 and 2002 was attributable to development of its closed block of workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation coverage, the tendency of claims to concentrate in severity but without an associated degree of predictability as the number of cases decreases, and the unpredictable costs of protracted litigation often associated with the adjudication of claims under workers’ compensation policies.
Note G — Reinsurance
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
      The reinsurance receivable included in the consolidated financial statements at December 31, 2004 and 2003 was as follows:

	December 31,

	2004	2003

	(In thousands)
Paid losses recoverable	$1,250	$2,752
Unpaid losses recoverable	22,396	21,698
Other — net	891	32,797

Total reinsurance receivable	$24,537	$57,247

      At December 31, 2003, reinsurance receivable (included in “Other-net” caption in table above) included a $32.6 million reinsurance receivable due from another insurer related to the termination of the agreement effective December 31, 2003. See discussion below under the caption “Prior Coinsurance Arrangement.”

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Premiums:
Premiums Written:
Direct	$1,862,042	$1,616,370	$1,230,925
Assumed	25,277	30,904	31,289
Ceded	(12,712)	(39,062)	(42,933)

Net Written	$1,874,607	$1,608,212	$1,219,281

Premiums Earned:
Direct	$1,832,895	$1,587,777	$1,210,274
Assumed	31,364	31,470	30,319
Ceded	(13,359)	(42,041)	(47,663)

Net Earned	$1,850,900	$1,577,206	$1,192,930

Ceded benefits and settlement expenses	$10,321	$29,011	$28,940

Prior Coinsurance Arrangement
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Debt and Student Loan Credit Facility
      Set forth below is a summary of the Company’s long-term indebtedness outstanding at December 31, 2004 and 2003 (including outstanding indebtedness that is secured by student loans generated by the College Fund Life Division):

	December 31,

	2004	2003

	(In thousands)
Long-term debt:
Trust Securities	$15,470	$—
8.75% Senior Notes	—	3,951
CFLD student loan credit facility	150,000	150,000
6% Convertible Subordinated notes	—	15,000

	165,470	168,951
Less: current portion of long-term debt	—	3,951

Total long-term debt	165,470	165,000

Total short and long term debt	$165,470	$168,951

Student Loan Credit Facility
      At each of December 31, 2004 and 2003, the Company had an aggregate of $150.0 million of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2004 and 2003, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $114.9 million and $111.8 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $37.4 million and $40.4 million, respectively. At December 31, 2004, $29.7 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 1, 2006.
      All indebtedness issued under the secured student loan credit facility is reflected as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans and accrued investment income pledged to secure such facility are reflected as student loan assets and accrued investment income, respectively, on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The SPE Notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes the student loan credit facility has been classified as a financing. Accordingly, in connection with the financing the Company has recorded and will in the future record no gain on sale of the assets transferred to the SPE.
      The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. At December 31, 2004, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of 2.52%, 2.42% and 2.41%, respectively.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2006, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. After July 1, 2005, the SPE Notes are also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments.
      The SPE and the secured student loan credit facility were structured with an expectation that interest and recoveries of principal to be received with respect to the underlying student loans securing payment of the SPE Notes would be sufficient to pay principal of and interest on the SPE Notes when due, together with operating expenses of the SPE. This expectation was based upon analysis of cash flow projections, and assumptions regarding the timing of the financing of the underlying student loans to be held by the SPE, the future composition of and yield on the financed student loan portfolio, the rate of return on monies to be invested by the SPE in various funds and accounts established under the indenture governing the SPE Notes, and the occurrence of future events and conditions. There can be no assurance, however, that the student loans will be financed as anticipated, that interest and principal payments from the financed student loans will be received as anticipated, that the reinvestment rates assumed on the amounts in various funds and accounts will be realized, or other payments will be received in the amounts and at the times anticipated.

Trust Preferred Securities
      On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “Notes”). The Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the Notes) of the Company. The Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At December 31, 2004, the Notes bore interest at an annual rate of 5.79%. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the Notes.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company received proceeds from the transaction in the amount of $14.6 million, net of issuance costs in the amount of $423,500, which cost is carried in “other assets” on the Company’s consolidated balance sheet and is being amortized over five years as interest expense.
      In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trust have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $470,000 investment in the common equity of the Trust has been reflected on the Company’s consolidated balance sheet as “short term and other investments,” and the income paid to the Company by the Trust with respect to the Common Securities, and interest received by the Trust from the Company with respect to the $15.5 million principal amount of the Notes, has been reflected in the Company’s consolidated statement of income as interest income and interest expense, respectively. The amount of interest income and interest expense was $16,000 and $537,000, respectively, for the 2004 period April 29, 2004 through December 31, 2004.

Other
      Effective November 1, 2004, the Company terminated a $30.0 million bank credit facility that was otherwise scheduled to mature in January 2005. At the time the facility was terminated, the Company had no borrowings outstanding under the facility.
      In full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG, on November 10, 2003 UICI delivered to the sellers UICI’s 6% convertible subordinated notes in the aggregate principal amount of $15.0 million, together with cash interest in the aggregate amount of approximately $1.5 million. The subordinated notes were scheduled to mature in February 2012. The subordinated notes were convertible into UICI Common Stock at a conversion price of $20.06 per common share. On April 19, 2004, the Company paid off in full the outstanding convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment.
      On June 1, 2004, the Company paid in full the final payment due in the amount of $4.0 million plus interest of $173,000, on its 8.75% Senior Notes due June 2004, which the Company had issued on June 22, 1994, in the original aggregate issuance amount of $27.7 million. The Company incurred $144,000 of interest expense in 2004 through date of repayment, and $490,000 and $835,000 of interest expense on the notes in the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the senior notes were outstanding in the aggregate principal amount of $4.0 million.
      Principal payments required for the Company’s corporate debt and indebtedness outstanding under the Company’s secured student loan funding facility in each of the next five years and thereafter are as follows:

	Corporate	Student Loan
	Debt	Credit Facility

	(In thousands)
2005	$—	$—
2006	—	29,800
2007	—	10,650
2008	—	12,550
2009	—	12,900
2010 and thereafter	15,470	84,100

	$15,470	$150,000

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the Company’s long-term debt (exclusive of outstanding indebtedness that is secured by student loans generated by the College Fund Life Division) was $15.5 million and $18.8 million at December 31, 2004 and 2003, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
      The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.
      Total interest paid was $3.4 million, $2.9 million and $5.7 million in the years ended December 31, 2004, 2003 and 2002, respectively, including $2.3 million, $1.9 million and $2.7 million, respectively, payable with respect to outstanding indebtedness under the Company’s secured student loan credit facility.
Note I — Federal Income Taxes
      Deferred income taxes for 2004 and 2003 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,

	2004	2003

	(In thousands)
Deferred tax liabilities:
Deferred policy acquisition and loan origination	$31,542	$24,171
Unrealized gain on securities	10,843	13,250
Difference between financial and tax bases	6,380	3,540
Other	2,004	7,662

Total gross deferred tax liabilities	50,769	48,623

Deferred tax assets:
Litigation accruals	8,156	8,750
Policy liabilities	41,574	41,190
Operating loss carryforwards	596	826
Capital losses	14,013	20,703
Invested assets	5,528	5,306
Stock compensation accrual	14,513	5,613

Total gross deferred tax assets	84,380	82,388
Less: valuation allowance	17,042	19,756

Deferred tax assets	67,338	62,632

Net deferred tax asset	$16,569	$14,009

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
      During 2003, the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 primarily from the sale of AMS, the sale of its interest in Healthaxis and

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the sale of an agency specializing in the sale of long-term care and Medicare supplement insurance products and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. To the extent not utilized to offset capital gains generated in prior years, the net capital losses generated in 2003 will be carried forward to future years, with the ability to utilize the remaining capital losses generated in 2003 expiring in 2008. During 2003 the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003 and certain investment impairments that would likely result in capital losses in the short term. Accordingly, the Company established a valuation allowance of $19.8 million associated with the carryforwards and certain investment impairments at December 31, 2003. As of December 31, 2004, the balance of the valuation allowance was $17.0 million; the reduction of $2.8 million from the valuation allowance at December 31, 2003, was attributable primarily to realization of tax capital gains during 2004. At this time, the Company does not anticipate selling appreciated assets and reinvesting the proceeds at lower interest rates solely for the purpose of generating capital gains to utilize the capital loss carryover before its expiration. In the current interest rate environment, the Company does not view current unrealized gains in its investment portfolio as positive evidence of recoverability of the deferred tax asset on the capital loss carryover.
      The provision for income tax expense (benefit) consisted of the following:

	December 31,

	2004	2003	2002

	(In thousands)
From operations:
Continuing operations:
Current tax expense	$69,987	$53,495	$31,134
Deferred tax expense (benefit)	5,281	(8,903)	(5,429)

Total from continuing operations	75,268	44,592	25,705

Discontinued operations:
Current tax expense (benefit)	4,350	(18,715)	(10,598)
Deferred tax expense (benefit)	(5,434)	2,193	7,323

Total from discontinued operations	(1,084)	(16,522)	(3,275)

From cumulative effect of accounting change:
Current tax expense	—	—	—
Deferred tax benefit	—	—	(1,742)

Total from cumulative effect of accounting change	—	—	(1,742)

Total	$74,184	$28,070	$20,688

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended
	December 31,

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	—	(0.1)	(0.4)
Low income housing credit	(0.5)	(0.8)	(1.4)
Tax on policyholder surplus account	—	0.5	—
Nondeductible compensation expenses	0.5	0.2	2.6
Reduction of tax accrual	(0.7)	(0.9)	(1.2)
Other items, net	(0.3)	(0.1)	(1.1)

Effective income tax rate applicable to continuing operations	34.0%	33.8%	33.5%

      Under pre-1984 federal income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as “policyholders’ surplus account.” These amounts are not taxable unless (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed to the Company or (c) these amounts exceed certain statutory limitations. The aggregate accumulation in this account for the Company’s life insurance subsidiaries was approximately $1.6 million at December 31, 2004.
      At December 31, 2004, MEGA had an aggregate federal tax loss carryforward from certain acquired subsidiaries of $1.7 million for use to offset future taxable income, under certain circumstances, with expiration dates ranging between 2005 and 2007. The maximum amounts of federal tax loss carryforwards available are $657,000 per year from 2005 through 2006, and $388,000 in 2007.
      Total federal income taxes paid in prior years and recovered were $8.5 million during 2002. Total federal income taxes paid were $87.6 million, $15.9 million and $20.6 million for 2004, 2003 and 2002, respectively.
      The Company and all of its corporate subsidiaries (other than two offshore life insurance companies that have not met the 5-year affiliation rule to join a life/non-life consolidation) file a consolidated federal income tax return.
Note J — Stockholders’ Equity
      On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. The amount of the dividend, record date and payment date will be subject to approval every six months by the Company’s Board of Directors. Subject to future analyses of the Company’s cash resources and projected cash needs, the Board of Directors intends to continue in the future to consider and reassess from time to time the Company’s dividend policy. In accordance with the new dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend will be payable on March 15, 2005 to shareholders of record at the close of business on February 21, 2005.
      At its April 28, 2004 quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through December 31, 2004, the Company had purchased under the program an aggregate of 4,571,000 shares (at an aggregate cost of $64.1 million; average cost per share of $14.03), of which 1,043,400 shares (at an aggregate cost of $16.3 million; average cost per share of $15.67) were purchased during 2004. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 929,000 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.
      The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with the Company. The Agent Plans generally combine an agent-contribution feature and a Company-match feature. For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. See Note M.
      In August 1998, Ronald L. Jensen (the Company’s Chairman) and his wife established an incentive program (the “BOB Program”), pursuant to which they agreed to distribute to “eligible participants” on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. See Note K — Related Party Transactions — Funding of BOB Program.
      Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the “policyholders” surplus account” described in Note I of Notes to Consolidated Financial Statements. The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance subsidiaries was $96.1 million at December 31, 2004, of which minimum surplus requirements for MEGA, Mid-West and Chesapeake were $67.9 million, $20.2 million and $8.0 million, respectively.
      Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2004 and 2003, Mid-West paid dividends in the amount of $23.0 million and $5.0 million, respectively, to the holding company. During 2005, the Company’s domestic insurance companies could pay aggregate dividends to the parent company of approximately $146.9 million without prior approval by statutory authorities.
      Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices and as reported in regulatory filings are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$142,292	$37,028	$16,749
Statutory surplus	$448,468	$364,816	$281,940

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note K — Related Party Transactions

Introduction
      Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly Mr. Jensen (the Company’s Chairman) and entities in which Mr. Jensen and his adult children have an interest (“Jensen Affiliates”).
      Under the Company’s by-laws, any contract or other transaction between the Company and any director (or company in which a director is interested) is valid for all purposes if the interest of such director is disclosed or known and such transaction is authorized by a majority of directors not interested in the transaction. The Board of Directors has adopted a policy requiring the prospective review and approval by a majority of the “Disinterested Outside Directors” of any contract or transaction with a related party involving payments of $250,000 or more in any twelve-month period or $1.0 million over the life of the contract. For purposes of the policy, a “related-party” is a person or entity that is an “affiliate” of the Company or any entity in which any officer or director of the Company has a 5% or greater equity interest, and a “Disinterested Outside Director” is any director of UICI who is an employee of neither the Company nor any affiliate of the Company and otherwise holds no interest in any person or entity with which the Company proposes to enter into a transaction in question.
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
      In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of commissions payable to SIR on co-insured policies issued by AEGON. During 2004, 2003 and 2002, SIR received insurance commissions of $176,000, $559,000 and $630,000, respectively, on the policies previously issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2004, 2003 and 2002, SIR received commissions of $3.1 million, $2.7 million and $3.3 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.
      In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA — Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. In an effort to simplify the calculation of the payments to be made to Mr. Jensen and to clarify with specificity the business subject to this override arrangement, effective October 1, 2003 the Company and SIR entered into an amendment to the asset sale agreement, the principal effect of which is to

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change the basis of the override calculation from a multiple of renewal commissions received by UGA — Association Field Services to a multiple of commissionable renewal premium received. Based on management’s projections of future business, the Company estimates that the absolute amount of future override commission to be paid to SIR pursuant to the amendment will not vary in any material respect from that expected to be paid in accordance with the prior arrangement. During the years ended December 31, 2004, 2003 and 2002, the Company paid to SIR the amount of $3.9 million, $3.7 million and $1.9 million, respectively, pursuant to this arrangement.
      During 2002, the Company received $2,000 from SIR as reimbursement of office supply and occupancy expenses.
      In 2004 and 2003, Mr. Jensen (through SIR) paid to the Company $66,000 and $303,000, respectively, to fund obligations of SIR owing to the Company’s agent stock accumulation plans. Mr. Jensen incurred this obligation prior to the Company’s purchase of the UGA agency in 1997. See Note M.

Richland State Bank
      Richland State Bank (“RSB”) is a state-chartered bank in which Mr. Jensen holds a 100% equity interest. In accordance with the terms of a loan origination agreement with Academic Management Services Corp. (the Company’s former student finance subsidiary), RSB historically provided to AMS certain loan origination and underwriting services with respect to an AMS student loan program for students in post-secondary education (primarily graduate health curricula). In accordance with the origination agreement, RSB originated the student loans and resold such loans to AMS at par plus an origination fee of 31 basis points (0.31%). In addition, the agreement provided that AMS was required to prefund all loans originated by RSB by depositing on account at RSB cash sufficient to fund the loans.
      Following announcement of collateral deficiencies at AMS in July 2003, AMS terminated the uninsured alternative student loan program for which RSB acts as originator. However, loans and loan commitments in process prior to July 16, 2003 continued to be funded. In an effort to free up cash to be used for operations at AMS, on September 25, 2003, AMS and RSB entered into an amendment to the loan origination agreement, pursuant to which RSB agreed to release to AMS restricted cash on deposit (approximately $2.0 million) and hold the student loans until December 31, 2003 (in the case of fully funded loans) and May 20, 2004 (in the case of second disbursements).
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
      RSB also provides student loan origination services for the Company’s former College Fund Life Insurance Division of MEGA and Mid-West. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999 and as amended, RSB originates student loans and resells such loans to UICI Funding Corp. 2 (“Funding”) (a wholly owned subsidiary of UICI) at par (plus accrued interest). During 2004, 2003 and 2002, RSB originated $11.6 million, $15.7 million and $17.7 million aggregate principal amount plus accrued interest, respectively, of student loans for the College Fund Life Division.
      During 2004, 2003 and 2002, RSB collected on behalf of, and paid to, Funding $1.1 million, $1.4 million and $1.6 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans. During 2004, 2003 and 2002, RSB collected on behalf of and collectively paid to the College

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fund Life Division $289,000, $390,000 and $442,000, respectively, representing origination fees paid by student borrowers in connection with the origination of student loans. In June 1999, RSB entered into a service agreement with the Company’s College Fund Life Division, pursuant to which College Fund Life Division provides underwriting services to permit RSB to approve prospective student loans.
      During 2004, 2003 and 2002, Funding received from RSB interest income in the amount of $2,000, $3,000 and $4,000, respectively, on money market accounts maintained at RSB by the Company.

Specialized Association Services, Inc.
      Pursuant to an agreement entered into in July 1998 and terminated effective December 31, 2002 (the “July 1998 Agreement”), Specialized Association Services, Inc. (“SAS”) (which is controlled by Mr. Jensen’s adult children) paid UICI Marketing for certain benefits provided to association members. UICI Marketing, in turn, purchased such benefits from third parties (including National Motor Club of America, which is controlled by Mr. Jensen). During 2002, SAS paid to UICI Marketing $14.4 million pursuant to the terms of the July 1998 Agreement. At December 31, 2002, SAS owed to UICI Marketing the amount of $887,000 pursuant to the July 1998 Agreement (which amount was subsequently paid). Of the amounts paid by SAS to UICI Marketing during 2002 under the July 1998 Agreement for association membership benefits, UICI Marketing in turn paid to National Motor Club of America (the parent company of which is owned and controlled by Ronald L. Jensen and members of his family) (“NMCA”) $161,000 for association membership benefits. Included in the 2002 amount paid to UICI Marketing was $3.3 million that was in turn remitted to another non-insurance subsidiary of the Company that provides subscribers with a benefit consisting of educational materials describing the tax deductibility of health premiums and costs.
      Upon termination of the July 1998 Agreement effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into a new agreement effective January 1, 2003 (the “January 2003 Agreement”), which January 2003 Agreement automatically renews each year unless notice of termination is given to either party on or before October 1 of such year. The January 2003 Agreement has been renewed for 2005. Pursuant to the January 2003 Agreement, in 2004 and 2003 SAS paid BASE 105 the amount of $3.1 million and $2.8 million, respectively.
      The Impact Creative Group (“ICG”), a division of UICI Marketing, provides various printing and video services. During 2004, 2003 and 2002, SAS paid ICG $95,000, $221,000 and $227,000, respectively, for various printing and video services.
      During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. The aggregate amount paid by SAS to MEGA for these benefit products was $12.5 million, $10.9 million and $6.4 million in 2004, 2003 and 2002, respectively.
      SAS reimburses MEGA for certain billing and collection services that MEGA provides to membership associations members per an agreement entered into in January 1, 1998. The aggregate amount paid by SAS to MEGA for this reimbursement of services was $274,000, $267,000 and $221,000 in 2004, 2003 and 2002, respectively.
      During 2004, 2003 and 2002, the Company paid to SAS $8,000, $24,000 and $441,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $4,000, $2,000 and $136,000 during 2004, 2003 and 2002, respectively, for reimbursement of expenses. During 2004, 2003 and 2002, SAS paid to MEGA $0, $246,000 and $347,000, respectively, for leased office facilities.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NetLojix Communications, Inc. (formerly AvTel Communications, Inc.)
      At December 31, 2002, Mr. Jensen and his adult children beneficially held in the aggregate approximately 59%, respectively, of the issued capital stock of NetLojix Communications, Inc (“NetLojix”). In June 2003, NetLojix ceased being a related party as a result of a decrease in ownership by the Jensen family.
      Until November 2002, NetLojix provided long distance voice telecommunications services to the Company and its subsidiaries, pursuant to a series of agreements originally executed in 1998. The Company’s last agreement with NetLojix (which expired on October 31, 2002) required UICI to purchase a minimum of $86,000 in service per month at a rate of $0.0299 per minute for interstate calls and $0.070 per minute, or $0.075 per minute, depending on the state, for intrastate calls. The Company paid NetLojix $161,000 and $2.5 million in 2003 and 2002, respectively, in the for long distance telecommunications and transition services pursuant to the terms of the agreement.
      On August 23, 2002, UICI and NetLojix entered into a one-year master services agreement, pursuant to which NetLojix provided to UICI and its subsidiaries certain technical support services. During the six months ended June 30, 2003 and year ended December 31, 2002, the Company paid to NetLojix $16,000 and $40,000, respectively, pursuant to this agreement.

Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children
      Mr. Jensen’s five adult children hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. (“OUI”), the holder of approximately 5.9% of the Company’s outstanding Common Stock.
      On July 1, 2002, pursuant to the terms of a Put/ Call Agreement, effective September 15, 1999, the Company discharged an obligation to purchase from OUI 369,174 shares of Common Stock at the then effective put price of $32.25 per share, or $11.9 million in the aggregate. For financial reporting purposes, the Company treated the transaction as a repurchase of Company common stock in the amount of $10.1 million (which represented the fair market value of 369,174 shares of Common Stock of the Company at September 15, 1999) and a discharge of a liability in the amount of $1.8 million (which represented accrued interest expense previously recorded over the term of the put/call arrangement), resulting in an overall decrease in consolidated stockholders’ equity in the amount of $11.9 million.
      OUI formerly held a 21% equity interest in U.S. Managers Life Insurance Company, Ltd., (merged into United Group Reinsurance Company effective December 31, 2003) a Turks and Caicos Islands domiciled insurer (“U.S. Managers”). UICI held the remaining 79% majority interest in U.S. Managers. The shares held by OUI were subject to the terms of a Stock Agreement, dated as of January 3, 1992, as amended (the “Stock Agreement”), between UICI and OUI, pursuant to which OUI had a put, and UICI had a corresponding obligation to purchase, the minority interest in U.S. Managers at a formula price generally equal to the cost of such minority interest plus (or minus) cumulative earnings (losses) of U.S. Managers.
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
      In 2004, 2003 and 2002, the Company paid $248,000, $259,000 and $257,000, respectively, to Small Business Ink (a division of Specialized Association Services, in which the adult children of Mr. Jensen own 99%) for printing services.
      In 2004, the Company received $17,000 for printing services provided to a charitable foundation, of which an adult child of Mr. Jensen served as grantor and currently serves as sole trustee.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with National Motor Club
      Members of the family of Mr. Jensen (including Mr. Jensen) and William J. Gedwed (a director and the President and Chief Executive of the Company) currently hold a 94.7% and 5.3% equity interest, respectively, in NMC Holdings, Inc. (“NMC”), the parent company of National Motor Club of America (“NMCA”).
      In July 2000, MEGA and NMCA entered into an administrative service agreement for a two-year term ended in December 31, 2002, pursuant to which MEGA agreed to issue life, accident and health insurance polices to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to Chesapeake certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. During 2002, NMCA paid to MEGA insurance premiums in the amount of $1.7 million pursuant to such arrangements. Effective January 1, 2003, MEGA and NMCA entered into a new administrative services agreement for a term ending on December 31, 2004, pursuant to which NMCA paid to MEGA in 2004 and 2003 the amount of $2.1 million and $1.3 million, respectively. Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement for a term ending on December 31, 2007 on terms similar to those contained in the agreement that terminated on December 31, 2004.
      During 2004, 2003 and 2002, NMCA paid the Company $202,000, $236,000 and $231,000, respectively, for printing and various other services. During 2004, subsidiaries of NMCA paid the Company an aggregate of $123,000 for printing and other services.

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
      For financial reporting purposes, UICI incurred non-cash variable compensation expense associated with the BOB Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company established a corresponding liability associated with the future benefits payable under the BOB Program. At August 15, 2002 (the date of vesting of benefits under the BOB Program), UICI had recorded a liability for the benefits associated with the BOB Program in the amount of $1.8 million. For the year ended December 31, 2002, the Company recorded expense in continuing and discontinued operations compensation associated with this program in the amount of $759,000.
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

Transaction with AMLI Residential Properties Trust
      At December 31, 2004, 2003 and 2002, the Company held a -0-%, 2.3% and 10.5% fully diluted interest, respectively, in AMLI Residential Properties Trust, a publicly-traded real estate investment trust (“AMLI Residential”). Mr. Gregory T. Mutz, who until December 31, 2003, served as a director of the Company, and

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
until July 1, 2003, served as the president and chief executive officer of the Company, also serves as Chairman of the Board and, effective February 2, 2004, as chief executive officer, of AMLI Residential. Pursuant to the terms of a Purchase Agreement, dated as of December 16, 2002, in exchange for aggregate consideration of $700,000 in cash payable to the Company, (a) an affiliate of AMLI Residential purchased the Company’s minority economic interests in each of four service affiliates of AMLI Residential and (b) the transfer to AMLI Residential of the Company’s rights to the service mark “AMLI” and the right to use the name “AMLI”, which rights a subsidiary of the Company formerly held and licensed to AMLI Residential and certain AMLI Residential affiliates. In connection with this transaction, the Board of Directors of UICI received an independent opinion, utilizing the methodology and subject to the limitations and assumptions set forth in the opinion, that the transaction contemplated by the Purchase Agreement was fair from a financial point of view.

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
      Effective September 30, 2003, the Company sold to HAI its entire equity interest in HAI (including all common and preferred stock and warrants) for a sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by an unsecured promissory note issued by HAI to the Company in the principal amount of $3.4 million. The note is amortized by credits against amounts otherwise payable by UICI for data and imaging services provided from time to time by Healthaxis Imaging Services (a subsidiary of HAI), to MEGA, in accordance with an existing service agreement. The note has a three year term and is payable monthly in the amount of 50% of the service fees due pursuant to the service agreement or $65,000 per month, whichever is greater. At December 31, 2004, HAI had outstanding $2.7 million of principal and accrued interest under the note. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pursuant to the terms of the Services Agreement, UICI paid to HAI $8.1 million in 2002. In addition, HAI has provided to the Company and its affiliates certain other information technology services, including claims imaging and software-related services, for which UICI paid to HAI $1.3 million and $2.7 million in 2003 (through September 30, 2003) and 2002, respectively.
      The aggregate amounts paid by UICI to HAI in the nine months ended September 30, 2003 represented 8% of HAI’s total gross revenues of $16.2 million in that period. The aggregate amounts paid by UICI to HAI in 2002 represented 38% of HAI’s total gross revenues of $28.1 million in such year.
      HAI formerly leased certain facilities from the Company. In 2002, rents of approximately $153,000 were offset against HAI invoices for services HAI provided to the Company. In addition, in 2002 HAI paid to the Company for medical administration fees the amount of $2,000 for various shared expenses.
      Effective January 25, 2001, the Company entered into a license agreement with HAI, pursuant to which it licensed from HAI the right to use HAI’s proprietary Insur-Webtm and Insur Enrolltm software for a perpetual term for a one-time license fee of $1.8 million plus an annual maintenance fee in the amount of $276,000, payable commencing on the date of the first successful implementation of the system at UICI. UICI had the right for two years to cease the use of the software and put the software back to HAI for a refund of a prorated portion of the license fee. Effective November 1, 2002, the Company terminated the Insur-Web agreement.

Other Transactions with Certain Members of Management

Transactions with Former Chief Executive Officer
      Set forth below is a summary of certain transactions between Mr. Gregory T. Mutz (who until December 31, 2003, served as a director of the Company, and until July 1, 2003, served as the president and chief executive officer of the Company) and certain parties related to the Company:
      AMLI Residential Properties Trust. At December 31, 2004, 2003 and 2002, the Company held a -0-%, 2.3% and 10.5% fully diluted interest, respectively, in AMLI Residential Properties Trust, a publicly-traded real estate investment trust (“AMLI Residential”). During 2003 and 2002, Mr. Mutz also served as Chairman of the Board and, effective February 2, 2004, as chief executive officer, of AMLI Residential. As Chairman of the Board of AMLI Residential, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which were described in the AMLI Residential proxy statement. In addition, as of December 31, 2003 and 2002, AMLI had outstanding secured and unsecured loans owing from Mr. Mutz in the aggregate amount of $270,000 and $763,000, the proceeds of which had been used to purchase 108,891 shares of AMLI Residential beneficial interest.
      UICI Executive Stock Purchase Program. In accordance with the Company’s Executive Stock Purchase Program (the “ESPP”), in December 1998 the Company extended a loan to Mr. Mutz in the amount of $3.3 million, the proceeds of which were used to purchase 200,000 shares of Common Stock of the Company at a purchase price of $19.50 per share. The loan bore interest at the rate of 5% per annum, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz. In June 1999, the Company extended an additional loan to Mr. Mutz pursuant to the ESPP in the amount of $429,000, the proceeds of which were used to purchase 20,000 shares of Company Common Stock at a purchase price of $24.45 per share. The loan bore

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest at a rate of 5.37% per annum, payable quarterly, had a six-year term, and was full recourse to Mr. Mutz.
      As part of modifications to the ESPP adopted by the Company’s Board of Directors on January 2, 2001, the Company granted to Mr. Mutz 107,104 shares of UICI common stock, discharged $1.5 million principal amount of the ESPP loan, and paid to Mr. Mutz a one-time cash bonus in the amount of $1.1 million (which was calculated to reimburse Mr. Mutz for income and other taxes payable upon receipt of the UICI stock and discharge of the portion of the ESPP loan). The terms of the ESPP loans were modified to extend the maturity date to January 1, 2007. The amount outstanding under Mr. Mutz’ ESPP loans at each of December 31, 2002 and 2001 was $1.3 million. The loan was paid off in May 2003 with a portion of the proceeds of Mr. Mutz’ sale to the Company of shares of UICI common stock. See “Sale of Shares by Mr. Mutz” below.
      Termination of Split Dollar Life Insurance Arrangement. As a long-term incentive for continued employment, in 1985 AMLI Realty Co. (a wholly owned subsidiary of the Company acquired by the Company in 1996) entered into a split dollar life insurance arrangement with Mr. Mutz, who then served as Chairman of AMLI Realty Co. (“ARC”). Under the arrangement, Mr. Mutz and/or trusts affiliated with Mr. Mutz purchased and held a life insurance policy on his life. ARC agreed to pay a substantial portion of the annual premium on such policies in exchange for Mr. Mutz’ assigning an interest in the policy death benefit and cash value equal to the cumulative premiums paid by ARC. ARC was to be paid its interest at Mr. Mutz’ death, or earlier if (a) Mr. Mutz prematurely terminated his employment, or (b) the policy cash values were sufficient to withdraw the amount due ARC. The amount of the annual premium paid by Mr. Mutz was calculated according to a formula based on his age, the net amount of death benefit, and the basic term insurance rates of the carrier.
      In 2002, the total annual premiums on the policies were $20,000, of which UICI (through ARC) paid premiums pursuant to the arrangement in the amount of $20,000. At December 31, 2001 and September 30, 2002, the Company had reflected on its books a receivable in an amount of $183,000 and $203,000, respectively, which receivable corresponded to the cumulative premium paid by ARC pursuant to the arrangement.
      In accordance with the terms of an agreement, dated December 19, 2002, Mr. Mutz and the Company terminated the split dollar arrangement. In exchange for a cash payment by Mr. Mutz made to the Company in the amount of $11,000 (which amount was calculated actuarially as the present value of ARC’s future right to collect on the policies), Mr. Mutz discharged ARC from all future obligation to pay premiums and ARC released its interest in the policies. Following the transaction, Mr. Mutz owned the three policies outright and became fully responsible for all future required premium payments, and ARC no longer held any interest in or any obligations with respect to the policies. In connection with the transaction, UICI recognized for financial accounting purposes a charge against pre-tax earnings in the amount of $191,000.
      Purchase of Real Estate Interest. Prior to its acquisition by UICI in 1996, AMLI Realty Co. (“ARC”) from time to time sponsored limited partnerships to raise capital and to acquire, develop and sell real estate. The limited partners in these partnerships included ARC officers and affiliates of ARC officers, including Mr. Mutz and entities affiliated with Mr. Mutz. To eliminate the nuisance and cost to the investors and to ARC of partnership administration for substantially completed investment programs, ARC has from time to time purchased limited partnership interests of its investors.
      On October 22, 2002, ARC purchased the interest held by Mr. Mutz and all other 41 limited partners in AMLI Augusta Properties L.P., which was originally formed on July 8, 1985 to acquire, develop and sell 162 acres of vacant land in Augusta, Georgia. Mr. Mutz received $13,000 in exchange for one-eightieth (“1/80”) of the economic interests of all the limited partners in the partnership.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sale of Shares by Mr. Mutz. On May 6, 2003, the Company completed the purchase of 207,104 shares of UICI common stock from Mr. Mutz. The shares were purchased for a total purchase price of $2.8 million, or $13.67 per share, which was the closing price of UICI shares on the New York Stock Exchange on May 5, 2003. A portion of the proceeds from the sale was used to repay in full Mr. Mutz’ ESPP loans in the amount of $1.3 million.
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

Other Loans to Management
      At December 31, 2003, Mr. Gedwed had a loan payable to the Company in the outstanding principal amount of $139,000. The loan bore interest at 5.37% per annum, was scheduled to mature on May 26, 2005, was full recourse to the borrower and was payable in full upon the occurrence of certain events, including the termination of employment. On November 8, 2004, Mr. Gedwed repaid in full the note payable to the Company in the amount of $139,000.
      On June 5, 2002, Glenn W. Reed (the Company’s Executive Vice President and General Counsel) repaid in full a loan payable to the Company in the principal amount of $120,000, which loan bore interest at 5.37% per annum and was otherwise scheduled to mature on January 1, 2007. The loan was full recourse to the borrower and was otherwise payable in full upon the occurrence of certain events, including the termination of employment.

Other Transactions
      On April 1, 2002, the Company through a subsidiary entered into a Loan Servicing Agreement (as amended, the “Servicing Agreement”) with Affiliated Computer Services (formerly known as AFSA Data Corporation) (“ACS”), pursuant to which ACS provides computerized origination, billing, record keeping, accounting, reporting and loan management services with respect to a portion of the Company’s CFLD-I student loan portfolio. Mr. Dennis McCuistion, who became a director of UICI effective May 19, 2004, is also a director of ACS. With respect to the period from May 19, 2004 through December 31, 2004, the Company paid ACS $397,000 pursuant to the terms of the Servicing Agreement.
      The Company formerly received investment management services from investment advisory firms affiliated with former directors of the Company. During 2004 (until January 27, 2004), 2003 and 2002, the Company paid advisory fees in the amount of $0, $199,000 and $186,000, respectively, to Emerald Capital Group, Ltd., for which Mr. Patrick J. McLaughlin (who resigned as a director of the Company effective January 27, 2004) serves as a managing director and owner. The Company terminated its agreement with Emerald Capital Group, Ltd. with respect to the provision of investment advisory services effective September 1, 2004. During 2004 (until May 19, 2004), 2003 and 2002, the Company also paid investment advisory fees in the amount of $268,000, $440,000 and $405,000, respectively, to The Chicago Trust Company. Mr. Stuart D. Bilton (a director of the Company until May 19, 2004) serves as Vice Chairman of ABN AMRO Asset Management Holdings, Inc., which in 2001 acquired The Chicago Trust Company.
      From time to time the Company has also retained Emerald Capital Group, Ltd. to perform investment banking and insurance advisory services. In accordance with the terms of a Consulting Agreement dated September 14, 1999, as amended, the Company formally retained the services of Emerald Capital Group, Ltd.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for an annual fee of $400,000 plus expenses, payable in monthly installments. During 2004 (until January 27, 2004), 2003 and 2002, the Company paid an aggregate of $103,000, $458,000 and $557,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for such services. The Company terminated its agreement with Emerald Capital Group, Ltd. with respect to the provision of investment banking and insurance advisory services effective December 31, 2004.
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
      In September 2003, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective September 26, 2003. In accordance with the agreement, the Company agreed, among other things, to pay to the executive severance in the amount of $419,000, of which $109,000 was paid in a lump sum and $310,000 was payable in twelve equal monthly installments over the period ending on September 1, 2004.
      In accordance with the terms of the Company’s ESPP, in June 2000 Mr. Mockler (a director of the Company), purchased 2,000 shares of UICI common stock in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At each of December 31, 2004 and 2003, the amount outstanding on Mr. Mockler’s note was $8,000. This note was repaid on February 1, 2005.
Note L — Commitments and Contingencies
      The Company is a party to the following material legal proceedings:

Delaware Books and Records Litigation
      UICI has been named a defendant in an action filed on November 23, 2004 (Amalgamated Bank, as Trustee, v UICI, pending in the Court of Chancery of the State of Delaware, New Castle County, C.A. No. 884-N), in which plaintiff seeks to enforce its right to inspect certain corporate books and records of UICI pursuant to Section 220 of the Delaware General Corporation Act. UICI has produced certain initial documents pursuant to a confidentiality agreement and answered the complaint. A hearing on the matter was held on February 22, 2005, and the Company awaits disposition of the matter by the Court. With respect to documents not already provided by the Company to the plaintiff, UICI believes this demand is without merit.

Academic Management Services Corp. — Related Litigation
      UICI and certain of its current and former directors and officers have been named as defendants in multiple lawsuits arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp. (“AMS”), formerly a wholly owned subsidiary of UICI until its disposition in November 2003.
      In May and June 2004, UICI and certain officers and current and former directors of UICI were named as defendants in four separate class action suits filed in federal court in Texas, and on October 18, 2004, the four separate cases were consolidated as a single action (In re UICI Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division). On January 18, 2005, plaintiffs, on behalf of themselves and a purported class of similarly situated individuals who purchased UICI common stock during the period February 7, 2002 and July 21, 2003, filed a Consolidated Amended Complaint, alleging, among other things, that UICI, AMS, the Company’s former chief executive officer, and AMS’ former president failed to disclose all material facts relating to the condition

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. UICI will move, answer, or otherwise respond to the Consolidated Complaint on or before March 28, 2005.
      UICI has also been named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement (Bodenhorn v. Gregory T. Mutz, Ronald L. Jensen et al., filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 048-206108-04, and Suprina v. Gregory T. Mutz, Ronald L. Jensen et al., filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 352-206106-04). In both derivative cases, the plaintiffs seek a recovery on behalf of UICI and have alleged that the individual defendants violated Texas state law by concealing the true condition of AMS before the July 2003 announcement. UICI filed answers to these pleadings and attacked the deficiency of the pleadings through special exceptions due to plaintiffs’ failure to make a demand. UICI has also filed objections to certain discovery requests in the Suprina matter on the basis that, among other things, discovery is not proper in light of the federal securities actions.
      Based upon the Company’s initial reading of the complaints, the Company believes that the allegations are without merit, and the Company intends to conduct a vigorous defense in the matters. UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.

Association Group Litigation

Introduction
      The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. The Company and/or its insurance company subsidiaries have been a party to several lawsuits that, among other things, challenge the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products.

Nationwide Class Action Litigation
      As previously disclosed, on May 14, 2004, the Company, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), and UICI Marketing, Inc. settled a nationwide class action lawsuit and a representative lawsuit purportedly brought on behalf of the California general public, both of which suits involved allegations of improper relations and/or a failure to disclose certain relationships between UICI, MEGA, and Mid-West and the certain membership associations that make MEGA and Mid-West insurance products available to their members. Upon motion of the Company to the Federal Judicial Panel on Multi-District Litigation (“MDL”), these lawsuits, Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, National Association for the Self-Employed et al., Case No. 3:04-cv-00831-G and Lacy v. The MEGA Life and Health Insurance Company et al., Case No. 3:04-cv-00470-G, were consolidated in the United States District Court for the Northern District of Texas, Dallas Division, as part of the In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.
      Pursuant to the terms of the settlement, MEGA and Mid-West agreed to include enhanced disclosures in their marketing and sales materials with respect to the contractual relationships between UICI and the insurance companies, on the one hand, and the associations, on the other hand, and MEGA and Mid-West agreed to enter into an injunction with respect to certain business practices. In addition, members of a

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nationwide class consisting of current and former MEGA and Mid-West insureds are entitled to relief in the form of free insurance coverage for a period of months under a personal accident policy to be issued by a UICI subsidiary, and members of a nationwide class consisting of current and former members of the associations will be eligible to receive discounts on association membership fees. The settlement also provides for the payment of attorneys’ fees to counsel for the settlement class. The settlement does not provide for a release of specific claims by individuals for insurance coverage benefits or of any claims of any member who opted out of the settlement class.
      Following a final approval hearing held on October 15, 2004, the United States District Court for the Northern District of Texas issued a final order and judgment certifying a nationwide settlement class of current and former MEGA and Mid-West insureds and current and former members of the associations. The Court also approved the terms of the previously announced settlement as fair, reasonable and adequate and in the best interest of the settlement class, dismissed the cases with prejudice, and entered an injunction with respect to certain business practices. Certain class members subsequently filed an appeal to the final order and judgment with the United States Court of Appeals for the Fifth Circuit. On December 17, 2004, the parties to the settlement reached an agreement with the objecting class members, pursuant to which MEGA and Mid-West agreed to (i) extend the deadline for class members to apply for the free accident coverage, (ii) maintain the settlement website until October 15, 2005, and (iii) send a notice, within six months of December 10, 2004, to all insured class members that the Settlement has been enhanced and directing them to the settlement website for additional information. On January 3, 2005, the United States Court of Appeals for the Fifth Circuit issued an order dismissing the appeal, and on January 18, 2005, the United States District Court for the Northern District of Texas issued a final order withdrawing with prejudice all objections to the class settlement. On January 21, 2005, the District Court issued an order approving the payment of attorneys’ fees to counsel for the settlement class and to counsel for the objectors.
      The Company believes that the terms of the settlement as finally approved by the Court will not have a material adverse effect upon the financial condition or results of operations of the Company.

California Litigation
      As previously disclosed, UICI and MEGA were named as defendants in a suit filed on August 31, 2004 (Merriam, individually and as Trustee v. UICI, The MEGA Life and Health Insurance Company et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC320850. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On November 8, 2004, MEGA removed the matter to the United States District Court for the Central District of California. On December 3, 2004, the Company agreed, without admitting liability, to finally and fully settle the Merriam matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. On January 27, 2005, the District Court signed an agreed order of dismissal dismissing the case with prejudice.
      As previously disclosed, UICI and MEGA were named as defendants in a suit filed on April 26, 2004 (Jung v. UICI, The MEGA Life and Health Insurance Company et al.) in the Superior Court for the State of California, County of Nevada, Case No. 69745. Plaintiffs asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On October 22, 2004, MEGA removed the matter to the United States District Court for the Eastern District of California. The Company subsequently agreed, without admitting liability, to finally and fully settle the Jung matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. On December 6, 2004, the case was voluntarily dismissed by plaintiffs.
      As previously disclosed, MEGA was named as a defendant in a suit filed on May 20, 2003 (Christensen v. The MEGA Life and Health Insurance Company et al.) in the Superior Court for the State of California,

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
County of Los Angeles, Case No. BC 295972. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. Trial was set in this matter for February 21, 2005. On January 7, 2005, the Company agreed, without admitting liability, to finally and fully settle the Christensen matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations.
      As previously disclosed, UICI and MEGA were named as defendants in a suit filed on May 13, 2004 (Armistead et al. v. The MEGA Life and Health Insurance Company UICI et al.) in the Superior Court for the State of California, County of San Bernardino, Case No. SCVSS 115480. Plaintiffs asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On July 29, 2004, the case was removed to the United States District Court for the Central District of California. On September 3, 2004, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the Armistead matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). On September 29, 2004, the conditional transfer order became final and the case was subsequently transferred to the Northern District of Texas. Effective December 3, 2004, the Company agreed, without admitting liability, to finally and fully settle the Armistead matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. A stipulation and agreed order of dismissal is on file and awaiting the Court’s disposition.
      As previously disclosed, UICI and Mid-West were named as defendants in a lawsuit filed on July 25, 2003 (Portune et al. v. UICI et al.) in the Superior Court of the State of California, County of San Bernardino, Case No. RCV 074062. Plaintiffs asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred the Portune matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). Effective December 3, 2004, the Company agreed, without admitting liability, to finally and fully settle the Portune matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. A stipulation and agreed order of dismissal is on file and awaiting the Court’s disposition.
      As previously disclosed, UICI and MEGA were named as defendants in a purported class action suit filed on May 6, 2004 (Diaz v. The MEGA Life and Health Insurance Company, UICI et al.) in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV-080379. Plaintiffs alleged, on behalf of themselves and as representatives of all other policyholders of MEGA in California, that the defendants are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code § 17200. Plaintiffs also have alleged that defendants (i) “maintain NASE to illegally avoid premium rate regulation,” (ii) fail to issue insurance coverage to members of the NASE on a guaranteed issue basis in violation of California law, (iii) and rescind certificates in violation of California law. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On December 10, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Diaz matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association — Group” Insurance Litigation, MDL Docket No. 1578). On December 10, 2004, MEGA filed a counterclaim for rescission of the named plaintiffs’ insurance certificate.
      As previously disclosed, UICI and MEGA were named as defendants in a purported class action filed on May 14, 2004 (Joyce et al. v. UICI, MEGA, National Association for the Self-Employed et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC315580. Plaintiffs have alleged that defendants breached the implied covenant of good faith and fair dealing and committed fraud, professional negligence, and negligent misrepresentation. In addition, plaintiffs have alleged, on behalf of themselves and persons similarly situated in the state of California, that defendants violated the unfair competition restrictions

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of California Business and Professions Code § 17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On June 21, 2004, defendants removed the Joyce case to the United States District Court for the Central District of California. On December 10, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Joyce matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).
      As previously disclosed, UICI and MEGA were named as defendants in a suit filed on August 6, 2004 (Martin v. UICI, The MEGA Life and Health Insurance Company, et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC319669. Plaintiffs alleged that the defendants are engaged in an illegal marketing scheme in violation of California common law and have asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.
      As previously disclosed, UICI and Mid-West were named in a lawsuit filed on May 28, 2003 (Startup et al. v. UICI et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476. Plaintiffs have alleged, among other things, that UICI and Mid-West breached their duty of good faith and fair dealing in failing to pay medical claims submitted under a Mid-West policy issued to plaintiffs. Plaintiffs also alleged that the relationship between the Alliance for Affordable Services (the “Alliance”) and Mid-West constitutes an illegal marketing “scheme” and asserted several causes of action, including breach of contract, violation of California Business and Professions Code § 17200, false advertising, and negligent and intentional misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On October 28, 2003, the Court granted defendants’ motion to compel arbitration and stayed the case pending arbitration. Upon reconsideration, the Court subsequently denied defendants’ motion to compel arbitration and stay litigation.
      As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs have asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, and negligent misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On September 2, 2004, the Court issued an order dismissing plaintiff Darlene Henderson’s claim for breach of the implied covenant of good faith and fair dealing. On October 15, 2004, MEGA and UICI filed an answer to the complaint, in which they denied all allegations. Discovery is ongoing in the matter.
      As previously disclosed, UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On March 1, 2004, UICI and Mid-West removed the matter to the United States District Court for the Central District of California, Western Division. On May 11, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount.
      As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The Springer matter was removed to the United States District Court for the Northern District of California, San Jose Division, on May 12, 2004. On May 19, 2004, UICI and MEGA filed motions to dismiss, strike, and for a more definite statement. On July 1, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Springer matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).
      As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 22, 2004 (Mendoza et al. v. UICI et al.) in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA. Plaintiffs have alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount.
      As previously disclosed, UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela v. UICI, MEGA, the National Association for the Self-Employed et al.) in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiff has alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On August 5, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial purposes (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).

Other Association Group Litigation
      As previously disclosed, the Company and Mid-West were named as defendants in Skinner et al. v. Mid-West, UICI et al., and Hansen v. Mid-West, UICI et al., each filed on August 22, 2002 in the District Court for the County of Lemhi, Idaho. Plaintiffs in the Skinner and Hansen cases alleged that the insurance products they purchased were more expensive and provided less coverage than represented by the agent who sold the policies, and that they had not been paid on health claims submitted pursuant to those certificates. Plaintiffs in Skinner and Hansen claimed damages, including punitive damages, and attorneys’ fees. On November 17, 2004 and November 22, 2004, the Company agreed, without admitting liability, to finally and fully settle the Skinner and Hansen matters, respectively, on terms that did not have a material adverse effect on the Company’s financial condition or results of operations.
      As previously disclosed, the Company and Mid-West were named as defendants in Petersen et al. v. Mid-West et al., filed on August 2, 2002, Murphy et al. v. Mid-West et al., filed January 25, 2002, and Graybeal et al. v. Mid-West et al., filed December 20, 2002, each in the District Court for the County of Twin Falls, Idaho. Plaintiffs in Petersen, Murphy, and Graybeal alleged, among other things, that the Mid-West certificates that they purchased were of a lesser quality than represented, and that they were not paid for certain claims submitted under the certificates. Plaintiffs in Petersen purport to represent a class of similarly situated persons. Plaintiffs in each of the actions claim damages, including punitive damages, and attorneys’

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees. The trial in Petersen is scheduled to begin in July 2005, and the trial in Graybeal is scheduled to begin in January 2006. On November 24, 2004, the Company agreed, without admitting liability, to finally and fully settle the Murphy matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations.
      The Company and Mid-West were named as defendants in Taylor v. Mid-West et al., filed August 16, 2004 in the District Court for the County of Teton, Idaho and removed to the United States District Court for the District of Idaho. The plaintiff in Taylor alleged, among other things, that the health insurance coverage she purchased was expensive and of lesser quality than the insurance policy she previously held. The plaintiff further contended that she was not paid for a claim submitted under her certificate of health insurance coverage. On October 27, 2004, the Company agreed, without admitting liability, to finally and fully settle the Taylor matter on terms that did not have a material adverse effect on the Company’s financial condition or results of operations. The Court entered an order of dismissal with prejudice in Taylor on November 5, 2004.
      As previously disclosed, MEGA was named as a defendant in a lawsuit filed on April 22, 2004 (Verrill et al. v. The MEGA Life and Health Insurance Company et al.) in the District Court of Cleveland County, Oklahoma, Case No. CJ-04-670W. Plaintiffs alleged that defendants breached a duty of good faith owed to plaintiffs, and that defendants engaged in fraudulent, deceptive, or predatory practices in the marketing of health insurance and association memberships. Plaintiffs seek monetary relief for alleged actual, exemplary, and punitive damages. The Court dismissed plaintiffs’ fraud claim on June 28, 2004.
      As previously disclosed, on January 21, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Tremor v. The MEGA Life and Health Insurance Company et al.) filed in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of the defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. On April 23, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association Group” Insurance Litigation, MDL Docket No. 1578).
      As previously disclosed, in an action filed on April 5, 2004, MEGA, UICI, and UICI Marketing Inc. were named as defendants in a purported class action suit (Jessie Powell v. The MEGA Life and Health Insurance Company et al.) pending in the Circuit Court of Phillips County, Arkansas, Case No. CV 2004-106. The suit alleges that the defendants knowingly misrepresented, among other things, the relationships of defendants, and brings claims for fraudulent concealment, breach of contract, common law liability for actual and punitive damages for non-disclosure, breach of fiduciary and trust duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and declaratory and injunctive relief. On July 1, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578).
      As previously disclosed, UICI and MEGA were named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code, and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As previously disclosed, Mid-West has been named as a defendant in a suit filed on October 5, 2004 (Tanner v. Mid-West et al.) in the State Court of Fulton County, Georgia, Case No. 04ES073111D. Plaintiff has asserted several causes of action, including breach of fiduciary duties, fraudulent suppression, unjust enrichment, civil conspiracy, fraud, breach of an implied contract to procure insurance, negligence, negligence per se, wantonness, conversion, and breach of contract. Plaintiff seeks monetary damages in an unspecified amount.
      The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Other Litigation Matters
      The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents, and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s financial condition or results of operations.

Regulatory Matters
      On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. Since October 2004, representatives of MEGA have been engaged in discussions with the Washington Department of Insurance in an effort to resolve issues with respect to use of a policy form that was initially approved by the Washington Department of Insurance in 1997. UICI has also voluntarily terminated sales of a similar product issued by Mid-West, pending resolution of the open issues with the State of Washington Department of Insurance. MEGA and Mid-West have issued certificates covering approximately 60,000 insureds in the State of Washington. UICI currently does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner will have a material adverse effect upon its results of operations or its financial condition.

Other Commitments and Contingencies
      The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments, at December 31, 2004 were $9.2 million in 2005, $7.8 million in 2006, $7.2 million in 2007, $5.7 million in 2008, and $5.6 million in 2009 and $8.9 million thereafter. Rent expense was $8.1 million, $7.5 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In conjunction with its former College Fund Life Division life insurance operations, the Company has committed to assist in funding the higher education of its insureds with student loans. As of December 31, 2004, the Company through its College Fund Life Insurance Division had outstanding commitments to fund student loans for the years 2005 through 2025. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2004, $29.7 million of cash, cash equivalents and other qualified investments held by the SPE were available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program. The indenture governing the terms of the SPE Notes provides, however, that the proceeds of such SPE Notes may be used to fund the student loan commitments only until February 1, 2006, after which monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans must be used to redeem the SPE Notes. See Note H of Notes to Consolidated Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans issued to students under the College Fund Life Division program are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian.
      The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding

	(In thousands)
2005	$76,976	$8,368
2006	73,221	7,120
2007	70,979	5,820
2008	63,889	4,673
2009	59,804	3,733
2010 and thereafter	183,540	6,837

Total	$528,409	$36,551

      Interest rates on the above commitments are principally variable (prime plus 2%).
      At each of December 31, 2004 and 2003, the Company had $5.0 million and $7.1 million, respectively, of letters of credit outstanding relating to its insurance operations.
Note M — Employee and Agent Stock Plans

UICI Employee Stock Ownership and Savings Plan
      The Company maintains for the benefit of its and its subsidiaries’ employees the UICI Employee Stock Ownership and Savings Plan (the “Employee Plan”). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the “ESOP”), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a six-year period. The ESOP shares are considered outstanding for purposes of the computation of earnings per share.
      In 2004, 2003 and 2002, the Company made supplemental contributions to the Employee Plan in accordance with its terms in the amount of $3.5 million, $3.5 million and $2.8 million, respectively. In 2004, 2003 and 2002, the Company made matching contributions to the Employee Plan in accordance with its terms in the amount of $2.2 million, $2.1 million and $1.7 million, respectively.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
November 2002 by crediting the Company’s matching and supplemental contribution obligations under the ESOP feature of the Employee Plan against principal and interest due on the Plan Note. As of December 31, 2002, the note was extinguished.
      The Company recorded compensation expense in continuing operations associated with contributions to the Employee Plan in the amount of $9.2 million for the year ended December 31, 2002, of which $5.7 million was recorded as non-cash variable stock-based compensation expense. When the Company made matching and supplemental contributions to the ESOP by allocating to participants’ accounts these $5.25 ESOP Shares, the Company recorded additional non-cash compensation expense in continuing operations equal to the excess, if any, between the fair value of the shares allocated and $5.25 per share. As of December 31, 2002, all $5.25 ESOP Shares had been allocated to participants’ accounts and the related Plan Note had been extinguished.

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
      For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. At December 31, 2004 and 2003, the Company’s liability for future unvested benefits payable under the Agent Plans was $41.5 million and $16.6 million, respectively.
      It is the policy of the Company to from time to time purchase UICI shares in the open market on or about the time that unvested matching credits are granted under the Agent Plans. The Company accounts for

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the shares purchased in the open market as treasury shares. The cash paid for such shares is reflected as compensation expense associated with the Agent Plans and the Company includes all such cash stock-based compensation in the results of the SEA Division. All other stock-based compensation associated with the Agent Plans is included in the results of the Company’s “Other Key Factors” business segment.
      Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
SEA Division stock-based compensation expense(1)	$21,206	$10,409	$7,037
Other Key Factors variable non-cash stock-based compensation expense (benefit)(2)	14,307	(459)	9,249

Total Agent Plan compensation expense	$35,513	$9,950	$16,286

(1)	Represents cost of shares purchased by the Company in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense (income) associated with the Agent Plans less the cost of shares purchased by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
      At December 31, 2004, the Company had recorded 1,904,526 unvested matching credits associated with the Agent Plans, of which 622,559 vested in January 2005.
      The accounting treatment of the Company’s Agent Plans have resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less non-cash stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative non-cash compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense. Stock-based compensation expense is non-cash and will accordingly have no impact on the Company’s cash flows or liquidity.

Stock Option Plans
      In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. For years ended December 31, 2004, 2003 and 2002, the Company recognized compensation expense in connection with options granted under the 1987 Plan in the amount of $143,000, $262,000 and $-0-, respectively.
      In accordance with the terms of the Company’s 1998 Employee Stock Option Plan and the Company’s 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8,100,000 shares of Company common stock at an exercise

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price of $15 per share. The options vested in 20% increments in each year, commencing on August 15, 1999 and ended August 15, 2001, and the remaining 40% vested on August 15, 2002. For years ended December 31, 2003 and 2002, the Company recognized no compensation expense in connection with the 1998 Plans. All unexercised options granted under the 1998 Plans lapsed in January 2003 and the 1998 Plans have expired.
      In connection with the Company’s acquisition of AMLI Realty Co. (“ARC”) in 1996, options previously outstanding under the ARC employee stock option plan (the “1996 Special Stock Option Plan”) were converted into the right to receive shares of the Company’s common stock. In January 2004, all then-outstanding options under the plan were exercised and the plan expired. For years ended December 31, 2004, 2003 and 2002, the Company recognized no compensation expense in connection with the ARC plan.
      The Company has historically accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the exercise price of the Company’s employee stock options has been equal to the market price of underlying stock on the date of grant, no compensation expense has to date been recognized. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, on January 1, 2003 and has adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of stock option transactions:

			1998 Stock Option		1996 Special Stock
	1987 Stock Option Plan		Plans		Option Plan

		Average		Average		Average
		Option		Option		Option
	Number of	Price per	Number of	Price per	Number	Price per
	Shares	Share($)	Shares	Share($)	of Shares	Share($)

Outstanding options at
January 1, 2002	1,057,585	8.34	2,156,766	15.00	60,591	12.72
Granted	319,914	14.05	—	—	—	—
Canceled	(72,021)	8.00	(707,831)	15.00	(2,065)	20.87
Exercised	(36,263)	6.55	(711,960)	15.00	—	—

Outstanding options at
December 31, 2002	1,269,215	9.76	736,975	15.00	58,526	12.43
Granted	204,748	11.57	—	—	—	—
Canceled	(69,196)	10.49	(146,512)	15.00	—	—
Exercised	(121,346)	6.70	(590,463)	15.00	(32,778)	12.43

Outstanding options at
December 31, 2003	1,283,421	10.30	—	—	25,748	12.43
Granted	12,716	17.14	—	—	—	—
Canceled	(264,949)	10.15	—	—	—	—
Exercised	(538,700)	9.71	—	—	(25,748)	12.43

Outstanding options at December 31, 2004	492,488	11.21	—	—	—	—

Options exercisable at December 31,
2002	619,053	10.50	736,975	15.00	58,526	12.43
2003	680,236	10.64	—	—	25,748	12.43
2004	238,481	11.16	—	—	—	—
      Set forth below is a summary of stock options outstanding and exercisable at December 31, 2004:

		Options Outstanding		Options Exercisable

	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
Range of	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2004	Contractual Life	Price	2004	Price

$5.94-$7.00	118,407	0.4	$6.50	71,185	$6.61
$7.01-$10.50	12,845	1.2	$8.83	3,806	$8.80
$10.51-$14.00	240,346	2.7	$11.88	63,014	$11.83
$14.01-$17.50	114,238	2.5	$14.43	100,431	$14.05
$17.51-$21.00	6,114	2.6	$19.30	45	$20.10
$25.07	538	4.7	$25.07	—	$—

	492,488	2.1	$11.21	238,481	$11.16
      Pro forma information regarding net income and earnings per share, as required by Financial Accounting Standards Board Statement No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rate of 2.66%, 2.09% and 3.53%, respectively; dividend yield of 0.09%, -0-% and -0-%, respectively; volatility factor of the expected market price of the Company’s common stock of 0.55, 0.58 and 0.65, respectively; and a weighted-average expected life of the option of 3.0 years, 3.0 years and 4.26 years for 2004, 2003 and 2002, respectively. The weighted average grant date fair value per share of stock options issued in 2004, 2003 and 2002 was $6.48, $4.55 and $4.46, respectively.
      The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income, as reported	$161,558	$14,334	$46,863
Add: stock-based employee compensation expense included in reported net income, net of tax	93	6	167
(Deduct)/ Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	160	(367)	$(3,068)

Pro forma net income	$161,811	$13,973	$43,962

Earnings per share:
Basic as reported	$3.50	$0.31	$0.99
Basic-pro forma	$3.51	$0.30	$0.93
Diluted as reported	$3.40	$0.30	$0.96
Diluted-pro forma	$3.41	$0.29	$0.90

Restricted Stock Grants
      In 2004, 2003 and 2002, the Company issued an aggregate of 16,000, 61,182 and 3,500 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $17.40, $11.50 and $13.79, respectively. Until the lapse of certain restrictions generally extending over a two-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense associated with these awards in the amount of $346,000, $359,000 and $559,000 respectively.

Other Compensation Plans
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For financial reporting purposes, UICI will incur compensation expense associated with the BOB II Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company has established a corresponding liability associated with the future benefits payable under the BOB II Program. At December 31, 2004 and 2003, the Company’s liability for future benefits payable under this plan was $4.1 million and $913,000, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense associated with the BOB II Program in the amount of $3.2 million, $621,000 and $271,000 respectively.
      In August 1998, Mr. Jensen and his wife established an incentive program (the “BOB Program”), pursuant to which they agreed to distribute to “eligible participants” on August 15, 2002, in cash an aggregate of the dollar equivalent value of 100,000 UICI shares. See Note K of Notes to Consolidated Financial Statements — Related Party Transactions — Funding of BOB Program.
      During 2004, the Company established incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 250,000 shares of UICI common stock will be distributed to eligible employees in each of 2005, 2006, 2007 and 2008. At December 31, 2004, the Company’s liability for future benefits payable under these plans was $3.2 million. For the year ended December 31, 2004, the Company recorded compensation expense associated with these plans in the amount of $3.2 million.
      In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock was distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. At December 31, 2003, the Company’s liability for future benefits payable under this plan was $332,000. For the years ended December 31, 2004, 2003 and 2002 the Company recorded compensation expense (income) associated with this plan in the amount of $(11,000), $38,000 and $192,000, respectively.
Note N — Investment Annuity Segregated Accounts
      The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $222.9 million and $226.4 million at December 31, 2004 and 2003, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.
Note O — Segment Information
      The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003).
      For purposes of segment reporting, the Company had previously reported the results of its Student Insurance Division and Star HRG Division as one business unit referred to as its “Group Insurance Division.” Effective October 1, 2004, the Company began separately reporting the results of the Student Insurance Division and Star HRG Division.
      Allocations among segments of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.
      Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues
Insurance:
Self-Employed Agency Division	$1,492,839	$1,332,437	$1,035,907
Student Insurance Division	306,325	249,071	167,427
Star HRG Division	150,463	118,213	84,175
Life Insurance Division	68,146	62,212	74,419
Other Insurance	14,388	172	—

	2,032,161	1,762,105	1,361,928

Other Key Factors	26,343	51,660	13,776
Intersegment Eliminations	(598)	(560)	—

Total revenues	$2,057,906	$1,813,205	$1,375,704

Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$260,745	$109,079	$84,195
Student Insurance Division	(49,482)	(9,783)	5,585
Star HRG Division	3,320	1,910	7,570
Life Insurance Division	4,362	(2,350)	8,097
Other Insurance	1,415	(705)	—

	220,360	98,151	105,447

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	15,096	33,306	(12,376)
Variable stock-based compensation	(14,307)	459	(16,312)

	789	33,765	(28,688)

Total income from continuing operations before federal income taxes	$221,149	$131,916	$76,759

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$891,054	$827,269
Student Insurance Division	265,695	207,989
Star HRG Division	78,341	76,815
Life Insurance Division	642,530	609,073
Other Insurance	8,854	1,011

	1,886,474	1,722,157
Other Key Factors:
General corporate and other	459,184	404,802

Total assets	$2,345,658	$2,126,959

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note P — Earnings (loss) per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts)
Income (loss) available to common shareholders:
Income from continuing operations available to common shareholders	$145,881	$87,324	$51,054
Income (loss) from discontinued operations	15,677	(72,990)	953

Income before cumulative effect of accounting change	161,558	14,334	52,007
Cumulative effect of accounting change	—	—	(5,144)

Net income for basic earnings per share	161,558	14,334	46,863
Effect of dilutive securities:
6% Convertible Note interest(1)	176	82	—

Net income for diluted earnings per share	$161,734	$14,416	$46,863

Weighted average shares outstanding (thousands) — basic earnings (loss) per share	46,131	46,438	47,366
Effect of dilutive securities:
Employee stock options and other (see Note M)	1,379	1,497	1,491

Weighted average shares outstanding — dilutive earnings (loss) per share	47,510	47,935	48,857

Basic earnings (loss) per share:
Income from continuing operations	$3.16	$1.88	$1.08
Income (loss) from discontinued operations	0.34	(1.57)	0.02

Income before cumulative effect of accounting change	3.50	0.31	1.10
Cumulative effect of accounting change	—	—	(0.11)

Net income	$3.50	$0.31	$0.99

Diluted earnings (loss) per share:
Income from continuing operations	$3.07	$1.82	$1.05
Income (loss) from discontinued operations	0.33	(1.52)	0.02

Income before cumulative effect of accounting change	3.40	0.30	1.07
Cumulative effect of accounting change	—	—	(0.11)

Net income	$3.40	$0.30	$0.96

(1)	Applied to continuing operations
Note Q — Discontinued Operations
      Over the past two years the Company has actively endeavored to simplify its business by closing and/or disposing of assets and operations not otherwise related to its core health and life insurance operations, including the operations of the Company’s former Academic Management Services Corp. (“AMS”)

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiary (which UICI sold in November 2003), the Company’s former Senior Market Division, and the Company’s former Special Risk Division.
      Set forth below is a summary of the Company’s reported results from discontinued operations:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income (loss) by business unit:
AMS	$9,872	$(64,191)	$5,274
Senior Market	—	(9,150)	(4,974)
Special Risk	5,805	(4,037)	(4,239)
Other	—	4,388	4,892

Income (loss) from discontinued operations — net of tax	$15,677	$(72,990)	$953

      Set forth below is a summary of the Company’s net liabilities from discontinued operations:

	December 31,

	2004	2003

	(In thousands)
Net liabilities by business unit:
AMS	$5,540	$(13,291)
Special Risk	3,653	30,611

Net liabilities from discontinued operations	$9,193	$17,320

Academic Management Services Corp.
      Results from discontinued operations for the full year 2004 reflected a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former AMS (which the Company disposed of in November 2003), a tax benefit associated with the reduction of a tax accrual and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004. These favorable factors were offset in part by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that were filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former AMS subsidiary. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.
      In July 2003, the Company announced that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of Academic Management Service Corp. (our former subsidiary engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business) and the failure to comply with reporting obligations under the financing documents at seven of those facilities. The Company subsequently entered into waiver and release agreements requiring us in July 2003 to contribute $48.25 million in cash to the capital of AMS.
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

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Set forth below is a summary of the operating results of AMS as reflected in the consolidated financial statements of the Company for each of the three most recent fiscal years:

	Year Ended December 31,

	2004(2)	2003(1)	2002

	(In thousands)
Revenue:
Interest income	$—	$47,422	$66,232
Investment income	—	2,003	4,040
Other income	8,820	57,320	31,385

Total revenues	8,820	106,745	101,657
Expenses:
Interest expense	—	32,593	39,410
Other operating expenses	3,158	81,609	56,920

Total expenses	3,158	114,202	96,330

Income (loss) from operations before income taxes and loss on disposal	5,662	(7,457)	5,327
Loss from disposal	—	(68,518)	—
Federal income tax expense (benefit)	(4,210)	(11,784)	53

Income (loss) from AMS discontinued operations	$9,872	$(64,191)	$5,274

(1)	Reflects operations for the period ended on the date of sale (November 18, 2003).

(2)	Reflects sale of uninsured loan portfolio in March 2004 and recording of loss accrual related to litigation.

Senior Market Division
      On May 30, 2003, UICI announced that its Board of Directors, at a meeting held on May 29, 2003, adopted a plan to close by sale or wind-down the Senior Market Division, which the Company established in 2001 to develop long-term care and Medicare supplement insurance products for the senior market. For the year ended December 31, 2003 and 2002, the Company’s Senior Market Division reported a loss (net of tax) in the amount of $(9.2) million and $(5.0) million, respectively. Losses in 2003 includes a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations, including a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company’s interest in Seniors First LLC (an agency through which the Company formerly marketed and distributed insurance products to the senior market). The Company completed its closedown of its Senior Market Division during 2003.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the operating results of the Senior Market Division for each of the years ended December 31, 2003 and 2002, respectively:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Revenue:
Premiums	$943	$149
Other income	1,781	1,925

Total revenues	2,724	2,074
Expenses:
Underwriting, acquisition and insurance expenses	8,127	9,243
Goodwill impairment	7,400	—
Other expenses	1,274	484

Total expenses	16,801	9,727

Loss from operations before income taxes	(14,077)	(7,653)
Federal income tax benefit	(4,927)	(2,679)

Loss from Senior Market discontinued operations	$(9,150)	$(4,974)

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
      Special Risk results for the year ended December 31, 2004 reflected a favorable resolution of a dispute, which resulted in pre-tax operating income in the amount of $10.7 million.
      In 2005 the Company will continue the wind-down of its former Special Risk Division.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue:
Premiums	$(3,954)	$36	$2,355
Investment and other income	1,507	2,040	3,067

Total revenues	(2,447)	2,076	5,422
Expenses:
Benefits, claims and settlement expenses	(13,788)	6,633	4,974
Underwriting, acquisition and insurance expenses	2,410	1,633	6,953
Other expenses	—	21	16

Total expenses	(11,378)	8,287	11,943

Gain (loss) from operations before income taxes	8,931	(6,211)	(6,521)
Federal income taxes	3,126	(2,174)	(2,282)

Income (loss) from Special Risk discontinued operations	$5,805	$(4,037)	$(4,239)

     Other
      The Company’s former sub-prime credit card business was designated as a discontinued operation for financial reporting purposes effective December 31, 1999. In 2003 and 2002, the sub-prime credit card business reported income after tax of $4.4 million and $4.8 million, respectively, which income has been reflected in results from discontinued operations. The sub-prime credit card business’ results in 2003 and 2002 reflected the release of accruals resulting from the Company’s assessment of certain favorable events related to credit card litigation matters and ultimate resolution and settlement of ongoing litigation. At December 31, 2003, there were no remaining assets or liabilities associated with the Company’s former sub-prime credit card business.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Set forth below is a summary of the operating results of the sub-prime credit card business for each of the years ended December 31, 2003 and 2002, respectively.

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Revenue:
Interest and other income	$14	$1,602
Expenses:
Operating expenses	6,074	9,417
Depreciation and amortization	—	5,728

Total expenses	6,074	15,145
Loss from operations before amounts charged to loss on
Disposal	(6,060)	(13,543)
Amounts charged to loss on disposal	6,060	13,543
Release of accruals	6,751	7,423

Income from operations before income taxes	6,751	7,423
Federal income taxes	2,363	2,598

Income from the sub-prime credit card business discontinued operations	$4,388	$4,825

Note R — Supplemental Financial Statement Data
      Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Amortization of deferred policy acquisition costs	$73,532	$69,343	$43,948
Commissions	138,949	136,483	109,228
Administrative expenses	368,997	318,180	249,879
Premium taxes	49,333	38,105	27,985
Intangible asset amortization	1,321	1,463	1,428

	$632,132	$563,574	$432,468

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Investments in and advances to subsidiaries*	$701,319	$607,325
Cash and cash equivalents	39,573	37,840
Refundable income taxes	2,115	—
Investments in bonds, stocks and other	10,612	—
Goodwill	16,352	16,127
Deferred income tax	16,143	474
Other	2,678	5,944

	$788,792	$667,710

LIABILITIES
Accrued expenses and other liabilities	$8,517	$9,914
Agent plan liability	41,467	16,627
Income tax liability	—	17,330
Short-term debt	—	3,951
Long-term debt	15,470	15,000
Net liabilities of discontinued operations	9,193	17,320

	74,647	80,142

STOCKHOLDERS’ EQUITY
Common stock	476	481
Additional paid-in capital	202,139	210,320
Accumulated other comprehensive income	20,137	24,607
Retained earnings	528,447	378,366
Treasury stock	(37,054)	(26,206)

	714,145	587,568

	$788,792	$667,710

*	Eliminated in consolidation.
      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.
See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income:
Dividends from continuing operations*	$30,690	$52,394	$26,460
Interest and other income (includes amounts received from related parties of $7, $32 and $0 in 2004, 2003 and 2002, respectively)	3,437	5,185	2,673

	34,127	57,579	29,133
Expenses:
General and administrative expenses (includes amounts paid to related parties of $462, $692 and $1,669 in 2004, 2003 and 2002, respectively)	17,017	14,029	12,531
Variable stock compensation (benefit)	14,307	(459)	9,277
Losses in Healthaxis, Inc. investment	—	2,211	9,639
Interest expense	1,083	1,103	1,454

	32,407	16,884	32,901

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	1,720	40,695	(3,768)
Federal income tax benefit (expense)	13,551	(143)	9,573

Income before equity in undistributed earnings of subsidiaries	15,271	40,552	5,805
Equity in undistributed earnings of continuing operations*	130,610	46,772	45,249

Income from continuing operations	145,881	87,324	51,054
Dividends from discontinued operations*	25,230	17,289	8,176
Equity in undistributed earnings from discontinued operations*	(9,553)	(90,279)	(7,223)

Income (loss) from discontinued operations	15,677	(72,990)	953
Cumulative effect of accounting change (net of tax benefit of $0, $0 and $1,742 in 2004, 2003 and 2002, respectively)	—	—	(5,144)

Net income	$161,558	$14,334	$46,863

*	Eliminated in consolidation.
      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.
See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net Income	$161,558	$14,334	$46,863
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries of discontinued operations*	9,553	90,279	7,223
Equity in undistributed earnings of continuing operations*	(130,610)	(46,772)	(45,249)
Gains on sale of investments	(2,169)	(3,976)	(117)
Decrease (increase) in other receivables	5,574	(2,171)	2,344
Stock appreciation expense (benefit)	14,307	(459)	9,277
Increase in accrued expenses and other liabilities	19,811	14,433	17,361
Increase (decrease) in SunTech liability	—	(15,600)	15,600
Deferred income tax (benefit) change	(15,644)	9,961	534
Change in federal income tax payable	(19,445)	13,127	5,709
Operating loss of Healthaxis, Inc	—	2,211	3,139
Other items, net	660	8,730	(4,768)

Cash Provided by continuing operations	43,595	84,097	57,916
Amounts Used in discontinued operations	2,796	(16,016)	(28,515)

Net cash Provided by Operating Activities	46,391	68,081	29,401

Investing Activities
Purchase of subsidiaries and assets net of cash acquired	—	—	(23,693)
Investments in bonds and stocks	(10,490)	—	—
Repayment of bonds	327	—	—
Sale of subsidiaries and assets	—	—	1,319
Purchase of minority interest	—	(863)	(1,882)
Decrease (increase) of investments in and advances to subsidiaries	11,717	(19,403)	4,053
Net change in other investments	(225)	—	—

Cash Provided by (Used in) continuing operations	1,329	(20,266)	(20,203)
Amounts Used in discontinued operations	—	(20,485)	(8,094)

Net cash Provided by (Used in) Investing Activities	1,329	(40,751)	(28,297)

Financing Activities
Repayment of notes payable	(18,951)	(3,951)	(11,450)
Proceeds of notes payable	14,570	—	—
Exercise of stock options	7,524	10,966	12,616
Purchase of treasury stock	(37,946)	(19,596)	(42,515)
Payments of dividends to shareholders	(11,477)	—	—
Other changes in equity	293	662	5,397

Net cash Used in Financing Activities	(45,987)	(11,919)	(35,952)

Increase (decrease) in Cash	1,733	15,411	(34,848)
Cash and cash equivalents at Beginning of Period	37,840	22,429	57,277

Cash and cash equivalents at End of Period	$39,573	$37,840	$22,429

*	Eliminated in consolidation.
      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.
See report of Independent Registered Public Accounting Firm.

SCHEDULE III
UICI
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E

		Future Policy
	Deferred	Benefits
	Policy	Losses, Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds

	(In thousands)
December 31, 2004:
Self-Employed Agency Division	$47,950	$589,564	$76,850	$6,390
Student Insurance Division	10,505	88,584	91,706	—
Star HRG Division	—	16,203	—	—
Life Insurance Division	51,960	367,320	8,175	8,060
Other Insurance	87	5,144	675	—

Total	$110,502	$1,066,815	$177,406	$14,450

December 31, 2003:
Self-Employed Agency Division	$49,054	$598,091	$76,018	$8,200
Student Insurance Division	6,971	82,229	72,145	—
Star HRG Division	—	16,715	—	—
Life Insurance Division	34,626	317,531	5,536	8,459
Other Insurance	—	60	—	—

Total	$90,651	$1,014,626	$153,699	$16,659

See report of Independent Registered Public Accounting Firm.

SCHEDULE III
UICI
AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K

			Benefits,	Amortization
			Claims	of Deferred
			Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income*	Expenses	Costs	Expenses*(1)	Written

	(In thousands)
2004:
Self-Employed Agency Division	$1,355,328	$33,640	$736,678	$52,655	$338,890
Student Insurance Division	297,036	6,089	265,698	6,971	79,938
Star HRG Division	145,749	817	92,754	—	50,492
Life Insurance Division	38,660	27,625	25,770	13,906	22,247
Other Insurance	14,127	114	6,158	—	6,668

	$1,850,900	$68,285	$1,127,058	$73,532	$498,235	$1,874,607

2003:
Self-Employed Agency Division	$1,192,688	$31,230	$736,101	$52,944	$325,794
Student Insurance Division	239,574	5,008	200,510	5,897	47,958
Star HRG Division	114,428	695	75,951	—	37,262
Life Insurance Division	30,366	30,610	26,971	10,502	25,854
Other Insurance	150	—	60	—	795

	$1,577,206	$67,543	$1,039,593	$69,343	$437,663	$1,608,212

2002:
Self-Employed Agency Division	$911,318	$26,978	$571,814	$30,726	$251,561
Student Insurance Division	161,292	3,844	122,391	2,961	34,199
Star HRG Division	81,763	578	47,549	—	27,222
Life Insurance Division	38,557	34,207	32,738	10,261	21,668

	$1,192,930	$65,607	$774,492	$43,948	$334,650	$1,219,281

*	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1)	Other operating expenses include underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective division.
See report of Independent Registered Public Accounting Firm.

SCHEDULE IV
UICI
AND SUBSIDIARIES
REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net

	(Dollars in thousands)
Year Ended December 31, 2004
Life insurance in force	$7,194,680	$1,757,889	$111,488	$5,548,279	2.0%

Premiums:
Life insurance	$43,870	$9,306	$3,444	$38,008	9.1%
Health insurance	1,789,025	4,053	27,920	1,812,892	1.5%

	$1,832,895	$13,359	$31,364	$1,850,900

Year Ended December 31, 2003
Life insurance in force	$4,267,521	$1,074,569	$139,889	$3,332,841	4.2%

Premiums:
Life insurance	$33,641	$7,159	$3,491	$29,973	11.6%
Health insurance	1,554,136	34,882	27,979	1,547,233	1.8%

	$1,587,777	$42,041	$31,470	$1,577,206

Year Ended December 31, 2002
Life insurance in force	$3,919,440	$921,482	$470,388	$3,468,346	13.6%

Premiums:
Life insurance	$36,423	$7,832	$2,958	$31,549	9.4%
Health insurance	1,173,851	39,831	27,361	1,161,381	2.4%

	$1,210,274	$47,663	$30,319	$1,192,930

See report of Independent Registered Public Accounting Firm.

SCHEDULE V
UICI
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period

	(In thousands)
Allowance for losses:
Year ended December 31, 2004:
Agents’ receivables	$3,143	$2,759	$—	$(2,935)	$2,967
Mortgage loans	324	—	—	—	324
Student loans	1,676	3,163	—	(1,231)	3,608
Real estate	2,434	—	—	(2,434)	—
Year ended December 31, 2003:
Agents’ receivables	$3,557	$1,944	$—	$(2,358)	$3,143
Mortgage loans	324	—	—	—	324
Student loans	941	1,912	—	(1,177)	1,676
Real estate	2,434	—	—	—	2,434
Year ended December 31, 2002:
Agents’ receivables	$1,954	$3,002	$—	$(1,399)	$3,557
Mortgage	1,201	—	—	(877)	324
Student loans	1,039	1,199	—	(1,297)	941
Real estate	1,083	1,351	—	—	2,434
See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2		—	Plan of Reorganization of United Group Insurance Company, as subsidiary of United Group Companies, Inc. and Plan and Agreement of Merger of United Group Companies, Inc. into United Insurance Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
3	.1(A)	—	Certificate of Incorporation of UICI, as amended, filed as Exhibit 4.1 (a) to Registration Statement on Form S-8, File No. 333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.
3	.2(A)	—	Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.1(B)	—	Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995 and incorporated by reference herein.
10	.1(C)	—	Amendment No. 3 to Reinsurance Agreement between AEGON USA Companies and UICI Companies effective April 1, 1996, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.
10.2		—	Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.3		—	Agreement for acquisition of capital stock of Mark Twain Life Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit 10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10	.3(A)	—	Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit 10-4(A) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4		—	Agreement for acquisition of capital stock of Mid-West National Life Insurance Company of Tennessee by the Company filed as Exhibit 2 to the Report on Form 8-K of the Company, File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10	.5(A)	—	Stock Purchase Agreement, dated July 1, 1986, among the Company, Charles E. Stuart and Stuart Holding Company, as amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(B)	—	Acquisition Agreement, dated July 7, 1986 between Associated Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c)(2) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(C)	—	Offer to Purchase, filed as Exhibit (a)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.6		—	Agreement for acquisition of capital stock of Life Insurance Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 27, 1987 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.7		—	Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.8		—	Form of Subscription Agreement for 1985 Offering, filed as Exhibit 10-7 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.9		—	Repurchase Agreement between Life Investors Inc., UGIC, Ronald Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10		—	Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10.11		—	Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10	.12*	—	United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.13*	—	Amendment to the United Insurance Companies, Inc. 1987 Stock Option Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.14*	—	UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form 10-Q dated March 31, 1999, (File No. 0-14320), and incorporated by reference herein.
10.15		—	Amendment to Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.16		—	Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life
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
10.44		—	Stock Purchase Agreement dated, July 27, 2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10	.45*	—	Management Agreement, dated December 31, 2000 between UICI, The Mega Life and Health Insurance Company and William J. Gedwed, filed as Exhibit 10.45 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.46*	—	UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.47*	—	UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.48		—	Termination Agreement, dated April 13, 2000 between UICI, UICI Acquisition Co., UICI Capital Trust I, and HealthPlan Services Corporation, filed as Exhibit 10.48 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.49 *	—	Management Agreement dated October 13, 2000 between UICI and William P. Benac, filed as Exhibit 10.49 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.50		—	Information Technology Services Agreement by and between UICI and Insurdata Incorporated (now HealthAxis, Inc.), dated January 3, 2000, filed as Exhibit 10.50 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.51		—	Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.52	—	Administrative Service Agreement dated July 27,2000 between The MEGA Life and Health Insurance Company and National Motor Club of America, Inc. filed as Exhibit 10.52 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53	—	Stock Purchase Agreement dated May 12, 2000 between UICI and The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life Insurance Company, filed as Exhibit 10.53 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.54	—	Promissory Note dated June 29, 2000 between UICI and Columbus Bank and Trust maturing June 30, 2005, filed as Exhibit 10.54 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.55	—	Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of AMLI Realty Co., filed as Exhibit 10.55 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.56	—	Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. (“Put/ Call Agreement) with respect to the TOP Plan Funding Obligation, together with extension agreements dated August 15, 2000, October 16, 2000, and February 7, 2001, filed as Exhibit 10.56 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.57	—	Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58	—	Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.58 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.59	—	Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.59 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.60	—	Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit National Bank, UICI Receivables Funding Corporation, and UICI and Household Bank (SB), N.A. and Household Credit Services, Inc., together with Amendment No. 1, filed as Exhibit 10.60 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.61	—	Lease Agreement dated September 30, 2000 between Household Credit Services, Inc. (tenant) and Specialized Card Services, Inc. (Landlord), filed as Exhibit 10.61 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62	—	Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America, Inc., filed as Exhibit 10.62 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.63		—	Software License Agreement dated January 30, 2001 between UICI and HealthAxis.com, filed as Exhibit 10.63 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.64*	—	Agreement, dated March 14, 2001, between UICI, MEGA and Charles Prater, filed as Exhibit 10.64 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.65		—	Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association, filed as Exhibit 10.65 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.66		—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.67		—	Indenture agreement dated January 30, 2002 between AMS-12002, LP as Issuer and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.67 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.68		—	Stock purchase agreement dated February 28, 2002 among The S.T.A.R. Human Resource Group, Inc., STAR Administrative Services, Inc. and certain Shareholders and UICI filed as Exhibit 10.68 to the Form 10-Q dated March 31, 2002, File No. 001-14953 and incorporated by reference herein.
10.69		—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.70		—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.71		—	Indenture Agreement dated August 21, 2002 among AMS-2 2002, LP, as Issuer, and BankOne, National Association, as Indenture Trustee and Eligible Lenders Trustee filed as Exhibit 10.71 to the Form 10-Q dated September 30, 2002, File No. 001-14953 and incorporated by reference herein
10.72		—	EFG-II Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee, Eligible Lender Trustee and EFG Eligible Lender Trustee, EFG-II, LP, and Academic Management Services Corp. filed as Exhibit 10.72 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.73		—	EFG-III Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Fleet National Bank, Bank of America, N.A., Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee and Eligible Lender Trustee, EFG-II SPC-I, Inc., Academic Management Services Corp., and EFG Funding LLC filed as Exhibit 10.73 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.74		—	EFG-IV Waiver dated July 24, 2003, entered into by MBIA

Exhibit
Number			Description of Exhibit

Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.74 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.75		—	AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.75 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.76		—	Indenture Agreement dated May 8, 2003 among AMS-3 2003, LP, as Issuer, and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.76 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.77		—	Master Repurchase Agreement, dated as of August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.77 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.78		—	Guaranty and Warranty Agreement, dated as of August 7, 2003 made by UICI in favor of Lehman Brothers Bank, FSB filed as Exhibit 10.78 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.79		—	Agreement between Student Loan Marketing Association, Fleet National Bank (solely in its capacity as Trustee for the AMS Education Loan Trust), and Academic Management Services, Inc. dated July 1, 2000 and as amended June 25, 2003 and July 29, 2003 filed as Exhibit 10.79 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.80*	—	Stock purchase agreement between Ronald L. Jensen and Gregory T. Mutz filed as Exhibit 10.80 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.81*	—	Stock purchase agreement between UICI and Gregory T. Mutz filed as Exhibit 10.81 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.82		—	Amendment No. 1 dated October 17, 2003 to EFG-IV Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.82 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.83		—	Amendment No. 1 dated October 17, 2003 to AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.83 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.84		—	Amendment dated October 2, 2003 to Master Repurchase Agreement dated August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.84 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.85		—	Stock Purchase Agreement, dated October 29, 2003, between UICI and SLM Corporation, contemplating the sale by UICI, and the purchase by SLM Corporation, of all issued and outstanding shares of Academic Management Services Corp. filed as Exhibit 10.85 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10.86		—	Amendment to Stock Purchase Agreement, dated November 18, 2003, between UICI and SLM Corporation filed as Exhibit 10.86 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10	.87*	—	Agreement, dated as of February 11, 2004, between the Company and Gregory T. Mutz filed as Exhibit 10.87 to the Form 10-K dated December 31, 2003, File No. 001-14953 and incorporated by reference herein.
10.88		—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004
10	.89*	—	Form of Grant Letter Pursuant to 1987 UICI Non-Qualified Stock Option Agreement
10	.90*	—	Form of Stock Grant under UICI’s 2000 and 2001 Restricted Stock Agreement
21		—	Subsidiaries of UICI

Exhibit
Number		Description of Exhibit

23	—	Consent of Independent Registered Public Accounting Firm-KPMG LLP
24	—	Power of Attorney
31.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement