Form 10-Q
period 2005-03-31
UICI
filed 2005-05-09
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,141,576 shares as of May 2, 2005.

INDEX

UICI AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2005 —$1,559,989; 2004—$1,500,204)	$1,562,170	$1,531,231
Equity securities, at fair value (cost: 2005 —$1,508; 2004—$1,508)	1,480	1,461
Mortgage loans	3,860	3,884
Policy loans	16,969	17,101
Short-term and other investments	145,352	165,661

Total Investments	1,729,831	1,719,338
Cash and cash equivalents	4,724	—
Student loans	107,966	109,288
Restricted cash	40,726	39,455
Investment income due and accrued	23,619	22,706
Due premiums	62,308	86,051
Reinsurance receivables	21,941	24,537
Agents’and other receivables	35,611	34,762
Deferred acquisition costs	117,096	110,502
Property and equipment, net	94,219	97,863
Goodwill and other intangible assets	77,760	75,625
Deferred federal income tax assets	26,658	16,569
Other assets	8,924	8,962

	$2,351,383	$2,345,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$445,798	$444,228
Claims	612,429	622,587
Unearned premiums	169,399	177,406
Other policy liabilities	13,928	14,450
Accounts payable and accrued expenses	47,147	52,327
Cash overdraft	—	8,749
Other liabilities	113,750	133,748
Federal income tax payable	30,835	3,355
Debt	15,470	15,470
Student loan credit facility	150,000	150,000
Net liabilities of discontinued operations	8,961	9,193

	1,607,717	1,631,513

Commitments and Contingencies (Note C)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	478	476
Additional paid-in capital	215,383	202,139
Accumulated other comprehensive income	1,400	20,137
Retained earnings	556,946	528,447
Treasury stock, at cost	(30,541)	(37,054)

	743,666	714,145

	$2,351,383	$2,345,658

NOTE: The balance sheet data as of December 31, 2004 have been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2005	2004
REVENUE
Premiums:
Health	$475,930	$435,461
Life premiums and other considerations	12,332	8,642

	488,262	444,103
Investment income	22,668	20,697
Other income	25,541	28,335
Gains (losses) on sale of investments	(493)	1,561

	535,978	494,696
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	275,215	282,767
Underwriting, acquisition, and insurance expenses	165,284	146,915
Stock appreciation benefit	(3,219)	(1,003)
Other expenses	16,405	15,237
Interest expense	1,214	767

	454,899	444,683

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81,079	50,013
Federal income taxes	28,421	17,315

INCOME FROM CONTINUING OPERATIONS	52,658	32,698

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax expense (benefit) of $1,816 and $(610) in the three months ended March 31, 2005 and 2004, respectively)	(986)	5,693

NET INCOME	$51,672	$38,391

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$1.14	$0.70
Income (loss) from discontinued operations	(0.02)	0.12

Net income	$1.12	$0.82

Diluted earnings
Income from continuing operations	$1.11	$0.68
Income (loss) from discontinued operations	(0.02)	0.12

Net income	$1.09	$0.80

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) (DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
Net income	$51,672	$38,391

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(28,827)	20,702
Reclassification adjustment for gains included in net income	—	2,519

Other comprehensive income (loss) before tax	(28,827)	23,221
Income tax provision (benefit) related to items of other comprehensive income (loss)	(10,090)	8,127

Other comprehensive income (loss) net of tax provision (benefit)	(18,737)	15,094

Comprehensive income	$32,935	$53,485

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Operating Activities
Net income	$51,672	$38,391
(Income) loss from discontinued operations	986	(5,693)
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses on sales of investments	493	(1,561)
Change in accrued investment income	(1,528)	(1,071)
Change in reinsurance receivables and other receivables	4,658	35,972
Change in due premium	23,743	658
Change in federal income tax payable	27,480	5,284
Change in deferred acquisition costs	(6,594)	(1,606)
Depreciation and amortization	7,239	5,112
Change in policy liabilities	(16,910)	36,093
Change in other liabilities and accrued expenses	(4,088)	(1,591)
Stock appreciation benefit	(3,219)	(1,003)
Other items, net	1,002	(470)

Cash Provided by continuing operations	84,934	108,515
Cash Used in discontinued operations	(1,218)	(1,286)

Net cash Provided by operating activities	83,716	107,229

Investing Activities
Increase in investment assets	(39,811)	(84,980)
Decrease (increase) in student loans	1,234	(760)
Increase in restricted cash	(1,271)	(48)
Additions to property and equipment	(3,208)	(16,028)
Increase in agents’ receivables	(2,598)	(3,917)

Cash Used in continuing operations	(45,654)	(105,733)
Cash Provided by discontinued operations	—	25,308

Net cash Used in investing activities	(45,654)	(80,425)

Financing Activities
Change in investment products	(207)	(2,035)
Exercising of stock options	2,409	2,821
Purchase of treasury stock	(3,661)	(14,600)
Dividends paid	(23,173)	—
Change in cash overdraft	(8,749)	—
Other	43	67

Net cash Used in financing activities	(33,338)	(13,747)

Net change in Cash and cash equivalents	4,724	13,057
Cash and cash equivalents at beginning of period	—	14,014

Cash and cash equivalents at end of period in continuing operations	$4,724	$27,071

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under Statement 123 no longer will be an alternative to financial statement recognition. Under Statement 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

     On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of Statement of 123R will be suspended until January 1, 2006, for companies whose fiscal year is the calendar year. The Company anticipates adopting the prospective method of Statement 123R in 2006 and believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations.

     The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$51,672	$38,391
Add stock-based employee compensation expense included in reported net income, net of tax	50	41
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(55)	277

Pro forma net income	$51,667	$38,709

Earnings per share — Basic:
Basic-as reported	$1.12	$0.82

Basic-pro forma	$1.12	$0.83

Earnings per share — Diluted:
Diluted-as reported	$1.09	$0.80

Diluted-pro forma	$1.09	$0.80

NOTE B — EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$52,658	$32,698
Income (loss) from discontinued operations	(986)	5,693

Net income for basic earnings per share	51,672	38,391
Effect of dilutive securities:
6% Convertible Note interest(1)	—	176

Net income for diluted earnings per share	$51,672	$38,567

Weighted average shares outstanding — basic earnings (loss) per share	46,136	46,659
Effect of dilutive securities:
Employee stock options and other shares	1,071	1,710

Weighted average shares outstanding — dilutive earnings (loss) per share	47,207	48,369

Basic earnings (loss) per share
From continuing operations	$1.14	$0.70
From discontinued operations	(0.02)	0.12

Net income	$1.12	$0.82

Diluted earnings (loss) per share
From continuing operations	$1.11	$0.68
From discontinued operations	(0.02)	0.12

Net income	$1.09	$0.80

(1)	Applied to continuing operations.

NOTE C — COMMITMENTS AND CONTINGENCIES

     The Company is a party to the following material legal proceedings:

Delaware Books and Records Litigation

     As previously disclosed, UICI has been named a defendant in an action filed on November 23, 2004 (Amalgamated Bank, as Trustee, v. UICI, pending in the Court of Chancery of the State of Delaware, New Castle County, C.A. No. 884-N), in which plaintiff seeks to enforce its right to inspect certain corporate books and records of UICI pursuant to Section 220 of the Delaware General Corporation Act. UICI has produced certain initial documents pursuant to a confidentiality agreement and answered the complaint. A hearing on the matter was held on February 22, 2005, and the Company awaits disposition of the matter by the Court. With respect to documents not already provided by the Company to the plaintiff, UICI believes this demand is without merit.

Academic Management Services Corp. — Related Litigation

     As previously disclosed, UICI and certain of its current and former directors and officers have been named as defendants in multiple lawsuits arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp. (“AMS”), formerly a wholly owned subsidiary of UICI until its disposition in November 2003.

     In May and June 2004, UICI and certain officers and current and former directors of UICI were named as defendants in four separate class action suits filed in federal court in Texas, and on October 18, 2004, the four separate cases were consolidated as a single action (In re UICI Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division). On January 18, 2005, plaintiffs, on behalf of themselves and a purported class of similarly situated individuals who purchased UICI common stock during the period February 7, 2002 and July 21, 2003, filed a Consolidated Amended Complaint, alleging, among other things, that UICI, AMS, the Company’s former chief executive officer, and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

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

     Pursuant to the terms of the settlement, MEGA and Mid-West agreed to include enhanced disclosures in their marketing and sales materials with respect to the contractual relationships between UICI and the insurance companies, on the one hand, and the associations, on the other hand, and MEGA and Mid-West agreed to enter into an injunction with respect to certain business practices. In addition, members of a nationwide class consisting of current and former MEGA and Mid-West insureds are entitled to relief in the form of free insurance coverage for a period of months under a personal accident policy to be issued by a UICI subsidiary, and members of a nationwide class consisting of current and former members of the associations will be eligible to receive discounts on association membership fees. The settlement also provided for the payment of attorneys’ fees to counsel for the settlement class. The settlement does not provide for a release of specific claims by individuals for insurance coverage benefits or of any claims of any member who opted out of the settlement class.

     Following a final approval hearing held on October 15, 2004, the United States District Court for the Northern District of Texas issued a final order and judgment certifying a nationwide settlement class of current and former MEGA and Mid-West insureds and current and former members of the associations. The Court also approved the terms of the previously announced settlement as fair, reasonable and adequate and in the best interest of the settlement class, dismissed the cases with prejudice, and entered an injunction with respect to certain business practices. Certain class members subsequently filed an appeal to the final order and judgment with the United States Court of Appeals for the Fifth Circuit. On December 17, 2004, the parties to the settlement reached an agreement with the objecting class members, pursuant to which MEGA and Mid-West agreed to (i) extend the deadline for class members to apply for the free accident coverage, (ii) maintain the settlement website until October 15, 2005, and (iii) send a notice, within six months of December 10, 2004, to all insured class members that the Settlement has been enhanced and directing them to the settlement website for additional information. On January 3, 2005, the United States Court of Appeals for the Fifth Circuit issued an order dismissing the appeal, and on January 18, 2005, the United States District Court for the Northern District of Texas issued a final order withdrawing with prejudice all objections to the class settlement. On January 21, 2005, the District Court issued an order approving the payment of attorneys’ fees to counsel for the settlement class and to counsel for the objectors, and on February 10, 2005, the Company funded the attorneys’ fees portion of the settlement as directed by the Court.

     The terms of the settlement as finally approved by the Court did not have a material adverse effect upon the financial condition or results of operations of the Company.

Other Association Group Litigation

     As previously disclosed, UICI and MEGA were named as defendants in a purported class action suit filed on May 6, 2004 (Diaz v. The MEGA Life and Health Insurance Company, UICI et al.) in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV - 080379. Plaintiffs alleged, on behalf of themselves and as representatives of all other policyholders of MEGA in California, that the defendants are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code § 17200. Plaintiffs also have alleged that defendants (i) “maintain NASE to illegally avoid premium rate regulation,” (ii) fail to issue insurance coverage to members of the NASE on a guaranteed issue basis in violation of California law, (iii) and rescind certificates in violation of California law. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On December 10, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Diaz matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association — Group” Insurance Litigation, MDL Docket No. 1578). On December 10, 2004, MEGA filed a counterclaim for rescission of the named plaintiffs’ insurance certificate.

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

     As previously disclosed, UICI, MEGA and/or Mid-West have been named as defendants in numerous cases in California and in other jurisdictions challenging, among other things, the manner in which the defendants market health insurance products. Plaintiffs in such cases generally seek injunctive relief and monetary damages in an unspecified amount. Reference is made to the discussion of these cases contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Item 3 — Legal Proceedings” and in Note L of Notes to the Company’s Consolidated Financial Statements included in such report.

     The Company currently believes that resolution of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Regulatory Matters

     On March 22, 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners has chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. UICI expects the examination to commence in May 2005. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. UICI does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.

     On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. Since October 2004, representatives of MEGA have been engaged in discussions with the Washington Department of Insurance in an effort to resolve issues with respect to use of a policy form that was initially approved by the Washington Department of Insurance in 1997. UICI voluntarily terminated sales of a similar product issued by Mid-West, pending resolution of the open issues with the State of Washington Department of Insurance. MEGA and Mid-West have issued certificates covering approximately 60,000 insureds in the State of Washington. On April 27, 2005, the Washington Department of Insurance granted MEGA’s and Mid-West’s request for approval of a policy form and rates associated with a new health insurance product to be offered to consumers in the State of Washington. The Company expects to commence offering the new product in the second quarter of 2005. UICI currently does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner will have a material adverse effect upon its consolidated results of operations or financial condition.

NOTE D — SEGMENT INFORMATION

     The Company’s business segments for financial reporting purposes include: (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments.

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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$389,919	$361,068
Student Insurance Division	75,542	74,770
Star HRG Division	38,369	35,941
Life Insurance Division	20,109	15,827
Other Insurance	7,771	1,301

Total Insurance	531,710	488,907

Other Key Factors	4,562	5,809
Intersegment Eliminations	(294)	(20)

Total revenues from continuing operations	$535,978	$494,696

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$70,271	$44,617
Student Insurance Division	1,454	(1,192)
Star HRG Division	965	1,350
Life Insurance Division	1,826	1,136
Other Insurance	2,952	(221)

Total Insurance	77,468	45,690
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	392	3,320
Variable stock-based compensation benefit	3,219	1,003

	3,611	4,323

Total income from continuing operations before federal income taxes	$81,079	$50,013

	March 31, 2005	December 31, 2004
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$891,150	$891,054
Student Insurance Division	210,063	265,695
Star HRG Division	78,822	78,341
Life Insurance Division	660,364	642,530
Other Insurance	13,213	8,854

Total Insurance	1,853,612	1,886,474
Other Key Factors:
General corporate and other	497,771	459,184

Total assets	$2,351,383	$2,345,658

NOTE E — AGENT STOCK ACCUMULATION PLANS

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

     The portion of compensation expense associated with the Agent Plans attributable to the cash paid for such shares is reflected in the results of the SEA Division. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable, non cash stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Set forth in the table below is the total compensation expense (cash and non-cash) associated with the Company’s Agent Plans for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
SEA Division stock-based compensation expense (1)	$3,318	$3,346
Other Key Factors variable non-cash stock-based compensation benefit (2)	(3,219)	(1,003)

Total Agent Plan compensation expense	$99	$2,343

(1)	Represents cost of shares purchased by the Company in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the cost of shares purchased by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.

     At December 31, 2004, the Company had recorded 1,904,526 unvested matching credits associated with the Agent Plans, of which 622,559 vested in January 2005. At March 31, 2005, the Company had recorded 1,388,546 unvested matching credits.

     The accounting treatment of the Company’s Agent Plans have resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less non-cash stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative non-cash compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense. Variable stock-based compensation expense is non-cash and will accordingly have no impact on the Company’s cash flows or liquidity.

NOTE F — STOCKHOLDERS’ EQUITY

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

     In accordance with the new dividend policy, on February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock and a special cash dividend of $0.25 on each share of Common Stock. The regular and special dividend was paid on March 15, 2005 to shareholders of record at the close of business on February 21, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, minority interest, interest expense on corporate debt and variable stock-based compensation).

Recent Developments

     On March 22, 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners has chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. UICI expects the examination to commence in May 2005. UICI does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations. See Note C of Notes to the Company’s Consolidated Condensed Financial Statements.

     On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. On April 27, 2005, the Washington Department of Insurance granted MEGA’s and Mid-West’s request for approval of a policy form and rates associated with a new health insurance product to be offered to consumers in the State of Washington. The Company expects to commence offering the new product in the second quarter of 2005. UICI currently does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner will have a material adverse effect upon its consolidated results of operations or financial condition. See Note C of Notes to the Company’s Consolidated Condensed Financial Statements.

Results of Operations

     The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Percentage
	March 31,		Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$475,930	$435,461	9%
Life premiums and other considerations	12,332	8,642	43%

Total premium:	488,262	444,103	10%
Investment income	22,668	20,697	10%
Other income	25,541	28,335	(10)%
Gains (losses) on investments	(493)	1,561	(132)%

Total revenues:	535,978	494,696	8%
Benefits and Expenses
Benefits, claims, and settlement expenses	275,215	282,767	(3)%
Underwriting, policy acquisition costs, and insurance expenses	165,284	146,915	13%
Stock appreciation benefit	(3,219)	(1,003)	221%
Other expenses	16,405	15,237	8%
Interest expense	1,214	767	58%

Total expenses	454,899	444,683	2%

Income from continuing operations before income taxes	81,079	50,013	62%
Federal income taxes	28,421	17,315	64%

Income from continuing operations	52,658	32,698	61%
Income (loss) from discontinued operations (net of income tax)	(986)	5,693	NM

Net income	$51,672	$38,391	35%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended
	March 31,
	2005	2004
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$389,919	$361,068
Student Insurance Division	75,542	74,770
Star HRG Division	38,369	35,941
Life Insurance Division	20,109	15,827
Other Insurance (1)	7,771	1,301

Total Insurance	531,710	488,907

Other Key Factors	4,562	5,809
Intersegment Eliminations	(294)	(20)

Total revenues from continuing operations	$535,978	$494,696

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$70,271	$44,617
Student Insurance Division	1,454	(1,192)
Star HRG Division	965	1,350
Life Insurance Division	1,826	1,136
Other Insurance (1)	2,952	(221)

Total Insurance	77,468	45,690
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	392	3,320
Variable stock-based compensation benefit	3,219	1,003

	3,611	4,323

Total income from continuing operations before federal income taxes	$81,079	$50,013

(1)	Other Insurance reflects results of a subsidiary (ZON Re USA, LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance policies, both on a primary and on a reinsurance basis.

     UICI’s results of operations for the three months ended March 31, 2005 were particularly impacted by the following factors:

Self- Employed Agency Division

     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three months ended March 31, 2005 and 2004:

	Self-Employed Agency Division
	Three Months Ended		Percentage
	March 31,		Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$357,083	$328,282	9%
Investment income(1)	8,395	8,420	0%
Other income	24,441	24,366	0%

Total revenues	389,919	361,068	8%
Expenses:
Benefit expenses	186,024	196,591	(5)%
Underwriting and policy acquisition expenses(1)	121,146	106,772	13%
Other expenses	12,478	13,088	(5)%

Total expenses	319,648	316,451	1%

Operating income	$70,271	$44,617	57%

Other operating data:
Loss ratio(2)	52.1%	59.9%
Expense ratio(3)	33.9%	32.5%

Combined ratio	86.0%	92.4%
Average number of writing agents in period	2,324	2,520
Submitted annualized volume(4)	$213,992	$245,548

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

     The SEA Division reported operating income of $70.3 million in the first quarter of 2005, compared to operating income of $44.6 million in the corresponding 2004 period. Operating income at the SEA Division in the 2005 period was positively impacted by an increase in earned premium revenue, a decrease in commission expenses as a percentage of earned premium, and a lower loss ratio resulting from favorable claims experience and a favorable refinement to its estimate of claim liability in the amount of $7.6 million. Earned premium revenue at the SEA Division increased to $357.1 million in the first quarter of 2005 from $328.3 million in the corresponding 2004 period.

     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the quarter ended March 31, 2005 was 19.7%, compared to 13.6% in the corresponding period of 2004. The significant period-over-period increase in operating margin was attributable primarily to a decrease in the loss ratio and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). This increase in operating margin was partially offset by higher administrative expenses as a percentage of earned premium. The decrease in loss ratio (from 59.9% in the first quarter of 2004 to 52.1% in the first quarter of 2005) was due to favorable claims experience and to the favorable refinement to its estimate of claim liability discussed below.

     Effective January 1, 2005, the Company’s SEA Division made certain refinements to its claim liability calculations, the effect of which decreased claim liabilities and correspondingly increased operating income in the amount of $7.6 million in the first quarter of 2005. Since 2000 the SEA Division has offered as an optional benefit to its scheduled/basic health insurance products a rider that provides for catastrophic coverage for covered expenses under the base insurance contract that exceed $100,000 or $75,000, depending on the benefit level chosen. This rider pays benefits at 100% after the stop loss is reached, up to the aggregate maximum amount of the contract. Prior to January 1, 2005, the SEA Division utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the SEA Division refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique continues to utilize expected loss ratios in the most recent incurral months. This completion factor technique is currently utilized with respect to all other blocks of the SEA Division’s health insurance business. For financial reporting purposes, this refinement is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the decrease in the reserve of $7.6 million was accounted for in the period that the refinement occurred.

     Submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased by 12.9% in the first quarter of 2005, compared to submitted annualized premium volume in the corresponding period in 2004 (to $214.0 million in the first quarter of 2005 from $245.5 million in the first quarter of 2004).

     The decrease in submitted annualized premium volume can be attributed primarily to a reduction in the number of writing agents in the field. While the Company believes that its continuing efforts to enhance agent recruiting are having a positive impact, due to an extensive training program it takes longer for a new recruit to become an effective writing agent. In addition, during the 2005 first quarter, the SEA Division began to sell, through agents associated with its UGA — Association Field Services agency, individual consumer driven health plan (CDHP) products in selected markets in six states (Florida, Illinois, Michigan, Missouri, Rhode Island and Texas) and products targeted toward the small employer group market in three states (Georgia, Michigan and Texas). The Company intends to continue the roll out of individual and small employer group CDHP products in additional markets throughout the balance of 2005.

     The favorable results at the SEA Division in the first quarter of 2005 were negatively impacted by higher administrative costs, which included an accrual for certain administrative costs associated with the previously announced multi-state market conduct review and amortization of software costs related to the HealthMarket acquisition.

Student Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three months ended March 31, 2005 and 2004:

	Student Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$73,355	$71,616	2%
Investment income(1)	1,872	1,794	4%
Other income	315	1,360	(77)%

Total revenues	75,542	74,770	1%
Expenses:
Benefit expenses	55,682	57,352	(3)%
Underwriting and policy acquisition expenses(1)	18,406	18,610	(1)%

Total expenses	74,088	75,962	(2)%

Operating income (loss)	$1,454	$(1,192)	NM

Other operating data:
Loss ratio(2)	75.9%	80.1%
Expense ratio(3)	25.1%	26.0%

Combined ratio	101.0%	106.1%

NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

     The Company’s Student Insurance Division reported operating income of $1.5 million in the first quarter of 2005, compared to operating losses of $(1.2) million in the corresponding 2004 period.

     Results for 2005 at the Student Insurance Division reflected a decrease in the loss ratio to 75.9% in the first quarter of 2005 from 80.1% in the first quarter of 2004. The decrease in the loss ratio is primarily attributable to rate increases implemented during 2004, and better utilization of discounts afforded by the Company’s network provider contracts. The 2005 results also benefited from lower administrative expenses as a percentage of earned premium, which decrease was due primarily to better service arrangements with outside service providers.

     Earned premium revenue at the Student Insurance Division increased to $73.4 million in the first quarter of 2005 from $71.6 million in the first quarter of 2004. The increase in earned premium is attributed to rate increases implemented on the 2004-2005 school year offset by a reduction in the number of students insured as compared to prior quarter in prior year.

Star HRG Division

     Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three months ended March 31, 2005 and 2004:

	Star HRG Division
	Three Months Ended		Percentage
	March 31,		Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$37,766	$34,767	9%
Investment income(1)	180	221	(19)%
Other income	423	953	(56)%

Total revenues	38,369	35,941	7%
Expenses:
Benefit expenses	23,502	22,449	5%
Underwriting and policy acquisition expenses(1)	13,902	12,142	14%

Total expenses	37,404	34,591	8%

Operating income	$965	$1,350	(29)%

Other operating data:
Loss ratio(2)	62.2%	64.6%
Expense ratio(3)	36.8%	34.9%

Combined ratio	99.0%	99.5%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for the first quarter of 2005 in the amount of $965,000, compared to operating income of $1.4 million in the first quarter of 2004. The results in the first quarter of 2005 were positively impacted by a decrease in the loss ratio to 62.2% in the first quarter of 2005 from 64.6% in the first quarter of 2004, which decrease was principally attributable to rate increases implemented during 2004. The improvement in the loss ratio was offset by higher administrative expenses as a percentage of earned premium, which was due principally to increased sales and marketing costs associated with new sales initiatives.

Life Insurance Division

     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended March 31, 2005 and 2004:

	Life Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$12,426	$8,180	52%
Investment income(1)	7,244	7,068	2%
Other income	439	579	(24)%

Total revenues	20,109	15,827	27%
Expenses:
Benefit expenses	7,962	5,872	36%
Underwriting and acquisition expenses(1)	9,362	8,392	12%
Interest expense	959	427	125%

Total expenses	18,283	14,691	24%

Operating income	$1,826	$1,136	61%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

     The Company’s Life Insurance Division reported operating income in the first quarter of 2005 of $1.8 million compared to operating income of $1.1 million in the first quarter of 2004. The quarter over quarter increase in operating income was attributable to an increase in revenue and the decrease in administrative costs as a percentage of premium. This increase was partially offset by higher benefit expenses as a percentage of premium.

     In the first quarter of 2005, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $8.6 million, compared to $6.5 million in the prior 2004 period. This quarter over quarter increase in annualized paid premium volume reflected the increase in sales of the Company’s new life products through two independent marketing companies.

Other Key Factors

     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items.

     The Company’s Other Key Factors segment reported operating income of $3.6 million in the first quarter of 2005, compared to operating income of $4.3 million in the first quarter of 2004. The decrease in operating income in the Other Key Factors segment in 2005 was primarily attributable to a $2.9 million decrease in net realized gains (from $2.4 million in net realized gains in 2004 to $(492,000) in net realized losses in 2005) and a $1.8 million increase in unallocated overhead (from ($2.0) million in 2004 to ($3.8) million in 2005). These unfavorable factors in the first quarter of 2005 were offset by a $1.7 million increase in investment income on equity and a $2.2 million increase in variable non-cash stock-based compensation benefit associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. In connection with these plans, the Company records non-cash variable stock-based compensation expense (or records a benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See Note E of Notes to the Company’s Consolidated Condensed Financial Statements.

Discontinued Operations

     In the first quarter of 2005 the Company reported a loss from discontinued operations in the amount of $(986,000), net of tax ($(0.02) per diluted share), compared to income from discontinued operations in the first quarter of 2004 in the amount of $5.7 million, net of tax ($0.12 per diluted share).

     Results from discontinued operations for the first quarter of 2004 reflected a pre-tax gain in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp subsidiary (which the Company disposed of in November 2003).

Liquidity and Capital Resources

     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the three months ended March 31, 2005, net cash provided by operations totaled approximately $83.7 million compared to $107.2 million in the corresponding period of 2004.

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

     At December 31, 2004 and March 31, 2005, UICI at the holding company level held cash and cash equivalents in the amount of $39.6 million and $13.7 million, respectively.

     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. In April 2005, the Company’s domestic insurance subsidiaries paid to the holding company dividends in the amount of $23.0 million. During the balance of 2005, the Company’s domestic insurance companies could pay to the holding company in the ordinary course of business, without prior approval of the regulatory authorities, additional aggregate dividends in the amount of approximately $123.9 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

     At each of March 31, 2005 and December 31, 2004, the Company at the holding company level had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million.

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

     In accordance with the new dividend policy, on February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 and a special cash dividend of $0.25 on each share of Common Stock, payable on March 15, 2005 to shareholders of record at the close of business on February 21, 2005. On March 15, 2005, the Company paid an aggregate of $23.2 million in dividends to shareholders of record.

Stock Repurchase Plan

     Under its previously announced stock repurchase program, the Company is authorized the repurchase of up to 5,500,000 shares of UICI common stock from time to time in open market or private transactions. Through April 21, 2005 the Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) have been purchased during 2005. As of May 2, 2005, the Company had remaining authority pursuant to the program as reauthorized to repurchase up to an additional 618,100 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and reserves, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Privacy Initiatives

     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently-adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Some of the matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially from those included in the forward-looking statements. Factors that could cause actual results to differ materially from those included in the forward-looking statements include, but are not limited to, the following:

•	general economic conditions;

•	the continued ability of the Company to compete for customers and insureds in an industry where many of its competitors may have greater market share and/or greater financial resources;

•	the Company’s ability to accurately estimate medical claims and control costs;

•	changes in government regulation that could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states;

•	the Company’s failure to comply with new or existing government regulation that could subject it to significant fines and penalties;

•	changes in the relationship between the Company and the membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries;

•	changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis);

•	significant liabilities and costs associated with litigation;

•	failure of the Company’s information systems to provide timely and accurate information;

•	negative publicity regarding the Company’s business practices and/or regarding the health insurance industry in general;

•	the Company’s inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers;

•	failure of the Company’s regulated insurance company subsidiaries to maintain their current ratings by A.M. Best Company, Fitch and/or Standard & Poor’s; and

•	the other risk factors set forth in the reports filed by the Company from time to time with the Securities and Exchange Commission.

     Reference is made to the discussion of these and other risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2005. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s management, including William J. Gedwed (the Chief Executive Officer) and Mark D. Hauptman (the Principal Financial Officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s Disclosure Controls as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its periodic Securities and Exchange Commission filings is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     The Company believes that a system of internal controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Change in Internal Control over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     The Company is a party to various material legal proceedings, all of which are described in Note C of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004 under the caption “Item 3 — Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note C to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of UICI

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of UICI

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of UICI and by Mark D. Hauptman, Chief Financial Officer of UICI

(b) Reports on Form 8-K.

1.	Current Report on Form 8-K dated February 9, 2005 and filed February 10, 2005.

2.	Current Report on Form 8-K dated March 10, 2005 and filed March 11, 2005.

3.	Current Report on Form 8-K dated April 28, 2005 and filed April 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UICI

(Registrant)

Date: May 9, 2005	/s/ William J. Gedwed

William J. Gedwed, President,
Chief Executive Officer and Director

Date: May 9, 2005	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer