Form 10-Q
period 2005-06-30
UICI
filed 2005-08-09
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO ___
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,118,511 shares as of July 29, 2005.

INDEX
UICI AND SUBSIDIARIES

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated condensed balance sheets – June 30, 2005 (unaudited) and December 31, 2004	3

Consolidated condensed statements of income (unaudited) – Three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004	4

Consolidated condensed statements of comprehensive income (unaudited) – Three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004	5

Consolidated condensed statements of cash flows (unaudited) – Six months ended June 30, 2005 and 2004	6

Notes to consolidated condensed financial statements (unaudited) – June 30, 2005.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	25
Vendor Agreement
Vendor Agreement
Amended and Restated Vendor Agreement
Vendor Agreement
Master General Agent Agreement
Master General Agent Agreement
Assumption Reinsurance and Marketing Agreement
Asset Sale Agreement
Loan Underwriting and Processing Agreement
Loan Origination and Sale Agreement
Vendor Agreement
Administrative Services Agreement
Field Services Agreement
Field Services Agreement
Field Services Agreement
Form of Stock Grant Under UICI's 2005 Restricted Stock Agreement
Vendor Agreement Effective January 1, 2003
Vendor Agreement Effective January 1, 2005
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Certifications Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 by CEO and CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2005—$1,579,888; 2004—$1,500,204)	$1,605,948	$1,531,231
Equity securities, at fair value (cost:
2005—$1,508; 2004—$1,508)	1,405	1,461
Mortgage loans	3,684	3,884
Policy loans	16,830	17,101
Short-term and other investments	125,119	165,661

Total Investments	1,752,986	1,719,338
Student loans	107,212	109,288
Restricted cash	42,537	39,455
Investment income due and accrued	23,824	22,706
Due premiums	35,578	86,051
Reinsurance receivables	21,876	24,537
Agents’and other receivables	37,017	34,762
Deferred acquisition costs	118,640	110,502
Property and equipment, net	90,748	97,863
Goodwill and other intangible assets	79,849	75,625
Deferred federal income tax assets	18,687	16,569
Other assets	12,731	8,962

	$2,341,685	$2,345,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$448,855	$444,228
Claims	592,381	622,587
Unearned premiums	118,087	177,406
Other policy liabilities	13,675	14,450
Accounts payable and accrued expenses	48,034	52,327
Cash overdraft	11,027	8,749
Other liabilities	120,062	133,748
Federal income tax payable	11,500	3,355
Debt	15,470	15,470
Student loan credit facility	150,000	150,000
Net liabilities of discontinued operations.	8,506	9,193

	1,537,597	1,631,513

Commitments and Contingencies (Note C)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	475	476
Additional paid-in capital	208,737	202,139
Accumulated other comprehensive income	16,872	20,137
Retained earnings	609,261	528,447
Treasury stock, at cost	(31,257)	(37,054)

	804,088	714,145

	$2,341,685	$2,345,658

NOTE:	The balance sheet data as of December 31, 2004 have been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE
Premiums:
Health	$477,590	$451,258	$953,520	$886,719
Life premiums and other considerations	12,771	8,450	25,103	17,092

	490,361	459,708	978,623	903,811
Investment income	24,307	21,195	46,975	41,892
Other income	28,323	27,780	53,864	56,115
Gains on sale of investments	1,992	3,297	1,499	4,858

	544,983	511,980	1,080,961	1,006,676
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	287,949	271,797	563,164	554,564
Underwriting, acquisition, and insurance expenses	157,865	165,719	323,149	312,634
Stock appreciation (benefit) expense	2,009	3,775	(1,210)	2,772
Other expenses	16,180	14,849	32,585	30,086
Interest expense	1,466	725	2,680	1,492

	465,469	456,865	920,368	901,548

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	79,514	55,115	160,593	105,128
Federal income taxes	27,372	19,168	55,793	36,483

INCOME FROM CONTINUING OPERATIONS	52,142	35,947	104,800	68,645

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax expense of $51 and $1,371 in the three months ended June 30, 2005 and 2004, respectively, and $1,867 and $761 in the six months ended June 30, 2005 and 2004, respectively)	173	6,457	(813)	12,150

NET INCOME	$52,315	$42,404	$103,987	$80,795

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$1.13	$0.78	$2.27	$1.48
Income (loss) from discontinued operations	0.00	0.14	(0.02)	0.26

Net income	$1.13	$0.92	$2.25	$1.74

Diluted earnings
Income from continuing operations	$1.11	$0.76	$2.22	$1.44
Income (loss) from discontinued operations	0.00	0.13	(0.02)	0.25

Net income	$1.11	$0.89	$2.20	$1.69

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$52,315	$42,404	$103,987	$80,795

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	22,298	(60,443)	(6,529)	(39,741)
Reclassification adjustment for gains included in net income	1,506	137	1,506	2,656

Other comprehensive income (loss) before tax	23,804	(60,306)	(5,023)	(37,085)
Income tax provision (benefit) related to items of other comprehensive income (loss)	8,332	(21,107)	(1,758)	(12,980)

Other comprehensive income (loss) net of tax provision (benefit)	15,472	(39,199)	(3,265)	(24,105)

Comprehensive income	$67,787	$3,205	$100,722	$56,690

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$103,987	$80,795
(Income) loss from discontinued operations	813	(12,150)
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(1,499)	(4,858)
Change in accrued investment income	(3,076)	(876)
Change in due premiums	50,473	25,872
Change in reinsurance receivables	2,661	34,656
Change in other receivables	3,773	3,430
Change in federal income tax payable	8,145	(8,409)
Change in deferred acquisition costs	(8,138)	2,720
Depreciation and amortization	14,575	10,557
Change in deferred income tax asset	(360)	(1,779)
Change in policy liabilities	(83,717)	(19,415)
Change in other liabilities and accrued expenses	(1,323)	(71)
Stock appreciation expense (benefit)	(1,210)	2,772
Other items, net	(1,376)	3,021

Cash Provided by continuing operations	83,728	116,265
Cash Used in discontinued operations	(1,500)	(18,520)

Net cash Provided by operating activities	82,228	97,745

Investing Activities
Increase in investment assets	(37,172)	(92,635)
Decrease (increase) in student loans	3,261	(747)
Increase in restricted cash	(3,082)	(1,299)
Additions to property and equipment	(6,628)	(12,324)
Increase in agents’ receivables	(6,773)	(4,752)

Cash Used in continuing operations	(50,394)	(111,757)
Cash Provided by discontinued operations	—	25,365

Net cash Used in investing activities	(50,394)	(86,392)

Financing Activities
Change in investment products	(1,956)	(3,846)
Repayment of debt	—	(18,951)
Net proceeds from issuance of trust preferred securities	—	14,570
Exercising of stock options	2,488	3,106
Purchase of treasury stock	(11,514)	(19,394)
Dividends paid	(23,173)	—
Change in cash overdraft	2,278	—
Other	43	149

Cash Used in financing activities	(31,834)	(24,366)
Cash Provided by discontinued operations	—	—

Net Cash Used in financing activities	(31,834)	(24,366)

Net change in Cash and cash equivalents	—	(13,013)
Cash and cash equivalents at beginning of period	—	14,014

Cash and cash equivalents at end of period in continuing operations	$—	$1,001

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
NOTE A – BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.
Recently Issued Accounting Pronouncements
     In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement 154 Accounting Changes and Error Corrections which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006. The Company does not contemplate any accounting changes or error corrections and accordingly, does not believe the adoption of this statement will have a material effect upon its financial condition or results of operations.
     In December 2004, the FASB issued Statement 123R (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under Statement 123 no longer will be an alternative to financial statement recognition. Under Statement 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
     In April 2005, the U.S. Securities and Exchange Commission announced that the effective date of Statement 123R will be suspended until January 1, 2006, for companies whose fiscal year is the calendar year. The Company anticipates adopting the prospective method of Statement 123R in 2006 and believes the adoption of this pronouncement will not have a material effect upon the financial condition or results of operations.

     The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$52,315	$42,404	$103,987	$80,795
Add (deduct) stock-based employee compensation expense included in reported net income, net of tax	165	(10)	215	31
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(175)	10	(230)	286

Pro forma net income	$52,305	$42,404	$103,972	$81,112

Earnings per share — Basic:
Basic-as reported	$1.13	$0.92	$2.25	$1.74

Basic-pro forma	$1.13	$0.92	$2.25	$1.75

Earnings per share — Diluted:
Diluted-as reported	$1.11	$0.89	$2.20	$1.69

Diluted-pro forma	$1.11	$0.89	$2.20	$1.69

NOTE B – EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$52,142	$35,947	$104,800	$68,645
Income (loss) from discontinued operations	173	6,457	(813)	12,150

Net income for basic earnings per share	52,315	42,404	103,987	80,795

Effect of dilutive securities:
6% Convertible Note interest(1)	—	—	—	176

Net income for diluted earnings per share	$52,315	$42,404	$103,987	$80,971

Weighted average shares outstanding — basic earnings (loss) per share	46,187	46,196	46,124	46,445
Effect of dilutive securities:
Employee stock options and other shares	944	1,076	1,004	1,329

Weighted average shares outstanding — dilutive earnings (loss) per share	47,131	47,272	47,128	47,774

Basic earnings (loss) per share
From continuing operations	$1.13	$0.78	$2.27	$1.48
From discontinued operations	0.00	0.14	(0.02)	0.26

Net income	$1.13	$0.92	$2.25	$1.74

Diluted earnings (loss) per share
From continuing operations	$1.11	$0.76	$2.22	$1.44
From discontinued operations	0.00	0.13	(0.02)	0.25

Net income	$1.11	$0.89	$2.20	$1.69

(1)	Applied to continuing operations.
NOTE C — COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
Delaware Books and Records Litigation
     As previously disclosed, UICI has been named a defendant in an action filed on November 23, 2004 (Amalgamated Bank, as Trustee, v. UICI, pending in the Court of Chancery of the State of Delaware, New Castle County, C.A. No. 884-N), in which plaintiff seeks to enforce its right to inspect certain corporate books and records of UICI pursuant to Section 220 of the Delaware General Corporation Act. UICI initially produced certain initial documents pursuant to a confidentiality agreement and answered the complaint.

     Following a hearing held on February 22, 2005, Delaware Vice Chancellor Noble rendered a written opinion dated June 2, 2005, in which he broadly construed stockholders’ ability to access and inspect books, records and documents of the Company under Section 220 of the Delaware General Corporation Act. The Company is in the process of compiling additional documents for production to the plaintiffs in response to the Court’s ruling.
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
     In May and June 2004, UICI and certain officers and current and former directors of UICI were named as defendants in four separate class action suits filed in federal court in Texas, and on October 18, 2004, the four separate cases were consolidated as a single action (In re UICI Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division). On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased UICI common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended Consolidated Complaint alleging among other things that UICI, AMS, the Company’s current chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On July 11, 2005, defendants filed a motion to dismiss the consolidated complaint.
     In June 2004 UICI was also named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement. On April 5, 2005, the Court appointed lead plaintiffs’ counsel and consolidated the two cases in a single action (In re UICI Derivative Litigation, pending in the District Court of Tarrant County, Texas, Lead Cause No. 352-206106-04). On July 22, 2005, plaintiffs filed a consolidated derivative petition, in which they have alleged that the individual defendants (which include current and former officers and directors of UICI and AMS) violated Texas state law by concealing the true condition of AMS before the July 2003 announcement. UICI has not yet filed an answer or otherwise pled to the consolidated derivative petition.
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
Association Group Litigation
     The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. As previously disclosed, UICI, The Mega Life and Health Insurance Company (“MEGA”) and/or Mid-West National Life of Tennessee (“Mid-West”) have been named as defendants in numerous cases in California and in other jurisdictions challenging, among other things, the manner in which the defendants market health insurance products in the self-employed market and the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. Plaintiffs in such cases generally seek injunctive relief and monetary damages in an unspecified amount. Reference is made to the discussion of these cases contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Item 3 — Legal Proceedings” and in Note L of Notes to the Company’s Consolidated Financial Statements included in such report. The Company currently believes that resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
     During the three months ended June 30, 2005, the Company finally and fully settled, without admitting liability, on terms that did not have a material adverse effect on the consolidated results of operations or financial condition of the Company, several previously disclosed cases that challenged, among other things, the manner in which UICI, MEGA and/or Mid-West marketed and sold health insurance products (Jessie Powell v. The MEGA Life and Health Insurance Company et al., formerly pending in the Circuit Court of Phillips County, Arkansas, Case

No. CV 2004-106; Petersen et al. v. Mid-West et al and Graybeal et al. v. Mid-West et al, each formerly pending in the District Court for the County of Twin Falls, Idaho; Tremor v. The MEGA Life and Health Insurance Company et al., formerly pending in the Circuit Court of Saline County, Arkansas, Case No. CV 2004-41-3; and Mendoza et al. v. UICI, MEGA, the National Association for the Self-Employed et al., formerly pending in the Superior Court for the State of California, County of Kern, Case No. S-1500-CV-251813-RJA).
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
Regulatory Matters
     On March 22, 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners has chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, MEGA, Mid-West and The Chesapeake Life Insurance Company (“CLICO”). The examination commenced in May 2005 and is ongoing. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. UICI does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.
     On March 8, 2005, the Office of the Insurance Commissioner of the State of Washington issued a cease and desist order that prohibits MEGA from selling a previously approved health insurance product to consumers in the State of Washington. On April 27, 2005, the Washington Department of Insurance granted MEGA’s and Mid-West’s request for approval of a policy form and rates associated with a new health insurance product to be offered to consumers in the State of Washington. The Company commenced offering the new product in the second quarter of 2005. UICI does not believe that the issuance of the cease and desist order by the Washington Insurance Commissioner had a material adverse effect upon its consolidated results of operations or financial condition.
NOTE D – SEGMENT INFORMATION
     The Company’s business segments for financial reporting purposes include: (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments.
     Allocations of investment income, and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, fees and other income. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$390,343	$367,735	$780,262	$728,803
Student Insurance Division	76,692	75,278	152,234	150,048
Star HRG Division	37,358	40,942	75,727	76,883
Life Insurance Division	20,761	16,617	40,870	32,444
Other Insurance	9,638	3,380	17,409	4,681

Total Insurance	534,792	503,952	1,066,502	992,859

Other Key Factors	10,358	8,073	14,920	13,882
Intersegment Eliminations	(167)	(45)	(461)	(65)

Total revenues from continuing operations	$544,983	$511,980	$1,080,961	$1,006,676

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$76,055	$69,965	$146,326	$114,582
Student Insurance Division	(4,755)	(20,805)	(3,301)	(21,997)
Star HRG Division	444	2,163	1,409	3,513
Life Insurance Division	2,578	1,249	4,404	2,385
Other Insurance	773	305	3,725	84

Total Insurance	75,095	52,877	152,563	98,567
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	6,428	6,013	6,820	9,333
Variable stock-based compensation benefit (expense)	(2,009)	(3,775)	1,210	(2,772)

	4,419	2,238	8,030	6,561

Total income from continuing operations before federal income taxes	$79,514	$55,115	$160,593	$105,128

	June 30,	December 31,
	2005	2004
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$876,234	$891,054
Student Insurance Division	131,334	265,695
Star HRG Division	78,269	78,341
Life Insurance Division	659,716	642,530
Other Insurance	14,801	8,854

Total Insurance	1,760,354	1,886,474
Other Key Factors:
General corporate and other	581,331	459,184

Total assets	$2,341,685	$2,345,658

     The decrease in assets allocated to the Student Insurance Division from $265.7 million at December 31, 2004 to $131.3 million at June 30, 2005 is due to the cyclical nature of the Student Insurance business as the 2004-2005 school year is winding down. During this period the premium receivable decreased $52.1 million and invested assets decreased $77.8 million.
NOTE E – AGENT STOCK ACCUMULATION PLANS
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
     The portion of compensation expense associated with the Agent Plans attributable to the cash paid for such shares is reflected in the results of the SEA Division. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable, non cash stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Set forth in the table below is the total compensation expense (cash and non-cash) associated with the Company’s Agent Plans for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense (1)	$1,990	$5,085	$5,308	$8,431
Other Key Factors variable non-cash stock-based compensation benefit (2)	2,009	3,775	(1,210)	2,772

Total Agent Plan compensation expense	$3,999	$8,860	$4,098	$11,203

(1)	Represents cost of shares purchased by the Company in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the cost of shares purchased by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
     At December 31, 2004, the Company had recorded 1,904,526 unvested matching credits associated with the Agent Plans, of which 622,559 vested in January 2005. At June 30, 2005, the Company had recorded 1,458,928 unvested matching credits.

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
NOTE F – STOCKHOLDERS’ EQUITY
     In accordance with the Company’s previously announced dividend policy, on July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend will be payable on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.
NOTE G – RELATED PARTY TRANSACTIONS
     Richland State Bank is a South Dakota state-chartered bank in which Ronald L. Jensen (the Company’s Chairman) holds a 100% equity interest. Since 1999, Richland State Bank has originated and funded private (i.e., non-federally guaranteed) student loans for the Company’s former College Fund Life Insurance Division. Richland State Bank, in turn, resold such student loans to UICI Funding Corp. 2 (a wholly owned subsidiary of the Company) at par plus accrued interest thereon. In accordance with a services agreement entered into in June 1999, the College Fund Life Division formerly provided certain underwriting and loan application review services to permit Richland State Bank to originate and fund the student loans.
     At its regular quarterly meeting held on July 28, 2005, the UICI Board of Directors approved the execution and delivery of a new Loan Origination and Purchase Agreement among UICI, UICI Funding Corp. 2, Richland State Bank and Richland Loan Processing Center, Inc. (a wholly owned subsidiary of Richland State Bank), pursuant to which Richland State Bank will continue to originate and fund, and Richland Loan Processing Center, Inc. will provide underwriting, application review, approval and disbursement services, in connection with private student loans to be generated under the Company’s College Fund Life Division Program. For such services, UICI Funding Corp. 2 will pay to Richland State Bank a fee in the amount of 150 basis points (1.5%) of the original principal amount of each disbursed student loan. The agreement further provides that UICI Funding Corp. 2 will continue to purchase (at par) the private loans funded and originated by Richland State Bank.
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

Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$477,590	$451,258	6%	$953,520	$886,719	8%
Life premiums and other considerations	12,771	8,450	51%	25,103	17,092	47%

Total premium	490,361	459,708	7%	978,623	903,811	8%
Investment income	24,307	21,195	15%	46,975	41,892	12%
Other income	28,323	27,780	2%	53,864	56,115	(4)%
Gains on sale of investments	1,992	3,297	(40)%	1,499	4,858	(69)%

Total revenues	544,983	511,980	6%	1,080,961	1,006,676	7%
Benefits and Expenses
Benefits, claims, and settlement expenses	287,949	271,797	6%	563,164	554,564	2%
Underwriting, policy acquisition costs, and insurance expenses	157,865	165,719	(5)%	323,149	312,634	3%
Stock appreciation expense (benefit)	2,009	3,775	NM	(1.210)	2,772	NM
Other expenses	16,180	14,849	9%	32,585	30,086	8%
Interest expense	1,466	725	102%	2,680	1,492	80%

Total expenses	465,469	456,865	2%	920,368	901,548	2%

Income from continuing operations before income taxes	79,514	55,115	44%	160,593	105,128	53%
Federal income taxes	27,372	19,168	43%	55,793	36,483	53%

Income from continuing operations	52,142	35,947	45%	104,800	68,645	53%
Income (loss) from discontinued operations (net of income tax)	173	6,457	NM	(813)	12,150	NM

Net income	$52,315	$42,404	23%	$103,987	$80,795	29%

NM:	not meaningful
     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$390,343	$367,735	$780,262	$728,803
Student Insurance Division	76,692	75,278	152,234	150,048
Star HRG Division	37,358	40,942	75,727	76,883
Life Insurance Division	20,761	16,617	40,870	32,444
Other Insurance (1)	9,638	3,380	17,409	4,681

Total Insurance	534,792	503,952	1,066,502	992,859

Other Key Factors	10,358	8,073	14,920	13,882
Intersegment Eliminations	(167)	(45)	(461)	(65)

Total revenues from continuing operations	$544,983	$511,980	$1,080,961	$1,006,676

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$76,055	$69,965	$146,326	$114,582
Student Insurance Division	(4,755)	(20,805)	(3,301)	(21,997)
Star HRG Division	444	2,163	1,409	3,513
Life Insurance Division	2,578	1,249	4,404	2,385
Other Insurance	773	305	3,725	84

Total Insurance	75,095	52,877	152,563	98,567
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	6,428	6,013	6,820	9,333
Variable stock-based compensation benefit (expense)	(2,009)	(3,775)	1,210	(2,772)

	4,419	2,238	8,030	6,561

Total income from continuing operations before federal income taxes	$79,514	$55,115	$160,593	$105,128

     UICI’s results of operations for the three and six months ended June 30, 2005 were particularly impacted by the following factors:
Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and six months ended June 30, 2005 and 2004:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$356,164	$333,944	7%	$713,247	$662,226	8%
Investment income (1)	8,442	8,517	(1)%	16,837	16,937	(1)%
Other income	25,737	25,274	2%	50,178	49,640	1%

Total revenues	390,343	367,735	6%	780,262	728,803	7%
Expenses:
Benefit expenses	188,750	170,422	11%	374,774	367,013	2%
Underwriting and policy acquisition expenses (1)	113,036	114,297	(1)%	234,182	221,069	6%
Other expenses	12,502	13,051	(4)%	24,980	26,139	(4)%

Total expenses	314,288	297,770	6%	633,936	614,221	3%

Operating income	$76,055	$69,965	9%	$146,326	$114,582	28%

Other operating data:
Loss ratio (2)	53.0%	51.0%		52.5%	55.4%
Expense ratio (3)	31.7%	34.3%		32.9%	33.4%

Combined ratio	84.7%	85.3%		85.4%	88.8%
Average number of writing agents in period	2,139	2,405		2,232	2,463
Submitted annualized volume (4)	$185,900	$215,169		$404,690	$460,717

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     The SEA Division reported operating income of $76.1 million and $146.3 million, respectively, in the three and six month periods ended June 30, 2005, compared to operating income of $70.0 million and $114.6 million, respectively, in the corresponding 2004 periods. Operating income for the three month period ended June 30, 2005 benefited from an increase in earned premium revenue and a decrease in commission expenses as a percentage of earned premium; these factors were offset by an increase in loss ratio (from 51.0% in the 2004 period to 53.0% in the 2005 period). Operating income at the SEA Division for the six months ended June 30, 2005 was positively impacted by an increase in earned premium revenue, a decrease in commission expenses as a percentage of earned premium, a lower loss ratio (from 55.4% in the 2004 six-month period to 52.5% in the 2005 six-month period) resulting from favorable claims experience and a favorable claim liability adjustment in the amount of $7.6 million realized in the first quarter of 2005. Earned premium revenue at the SEA Division increased to $356.2 million in the second quarter of 2005 from $333.9 million in the corresponding 2004 period and to $713.2 million in the first six months of 2005 compared to $662.2 million in the first six months of 2004.
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the six months ended June 30, 2005 was 20.5%, compared to 17.3% in the corresponding 2004 period. The significant increase in operating margin in the six months ended June 30 was attributable primarily to the period-over-period decrease in the loss ratio and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). These factors were partially offset by higher administrative expenses as a percentage of premium, resulting from an accrual recorded in the first quarter of 2005 for certain administrative costs associated with the previously announced multi-state market conduct review and amortization of software costs related to the November 2004 HealthMarket acquisition.
     In the second quarter of 2005, operating margin was 21.4%, compared to 21.0% in the year earlier period. The moderate quarter over quarter increase in operating margin was attributable primarily to a decrease in the effective commission rate and slightly lower administrative expenses as a percentage of earned premium. These factors were partially offset by the quarter over quarter increase in loss ratio. The Company believes that the increase in loss ratio at the SEA Division in the second quarter of 2005 compared to the year earlier quarter is attributable to two factors: the loss ratio associated with its individual health insurance business is beginning to trend to more historical levels, and the SEA Division loss ratio in the second quarter of 2005 reflects experience associated with the block of small group product business assumed by the Company in the November 2004 HealthMarket transaction, which product provides more comprehensive benefits and generally a higher loss ratio than the Company’s more traditional individual products.
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
     In the second quarter of 2005, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased by 13.6%, to $185.9 million in the second quarter of 2005 from $215.2 million in the second quarter of 2004. For the full six months ended June 30, 2005, total SEA Division submitted annualized premium volume decreased by 12.2%, to $404.7 million in the six months ended June 30, 2005 from $460.7 million in the six months ended June 30, 2004. The period-over-period decreases in submitted annualized premium volume can be attributed primarily to a reduction in the average number of writing agents in the field (from 2,405 in the second quarter of 2004 to 2,139 in the second quarter of 2005, and from 2,463 in the six months ended June 30, 2004 to 2,232 in the six months ended June 30, 2005). While the Company believes that its continuing efforts to enhance agent recruiting are having a positive impact, due to an extensive training program it now takes longer for a new recruit to become an effective writing agent.
     In the first six months of 2005, the SEA Division began to sell, through agents associated with its UGA — Association Field Services agency, individual consumer driven health plan (CDHP) products in selected markets in twelve states (Alabama, Arizona, Florida, Illinois, Michigan, Mississippi, Missouri, Pennsylvania, Rhode Island, South Carolina, Texas, and Virginia) and the District of Columbia and products targeted toward the small employer group market in eight states (Georgia, Illinois, Michigan, Arizona, Nevada, Tennessee, Ohio and Texas). The Company intends to continue the roll out of individual and small employer group CDHP products in additional markets throughout the balance of 2005.
Student Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three and six months ended June 30, 2005 and 2004:

	Student Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$74,985	$73,653	2%	$148,340	$145,270	2%
Investment income (1)	1,351	1,291	5%	3,223	3,085	4%
Other income	356	334	7%	671	1,693	(60)%

Total revenues	76,692	75,278	2%	152,234	150,048	1%
Expenses:
Benefit expenses	62,444	68,867	(9)%	118,126	126,219	(6)%
Underwriting and policy acquisition expenses (1)	19,003	27,216	(30)%	37,409	45,826	(18)%

Total expenses	81,447	96,083	(15)%	155,535	172,045	(10)%

Operating income (loss)	$(4,755)	$(20,805)	77%	$(3,301)	$(21,997)	85%

Other operating data:
Loss ratio (2)	83.3%	93.5%		79.6%	86.9%
Expense ratio (3)	25.3%	37.0%		25.3%	31.5%

Combined ratio	108.6%	130.5%		104.9%	118.4%

NM: not meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating losses of $(4.8) million and $(3.3) million in the three and six months ended June 30, 2005, compared to operating losses of $(20.8) million and $(22.0) million in the corresponding 2004 periods.
     Results for the 2005 periods at the Student Insurance Division reflected a significant decrease in the loss ratio in the three and six months ended June 30, 2005 to 83.3% and 79.6%, respectively, from 93.5% and 86.9% in the corresponding 2004 periods. The loss ratio reductions are due mainly to rate actions implemented in September 2004 and better utilization of network service agreements with healthcare providers. The 2005 results also benefited from lower administrative expenses as a percentage of earned premium. The 2004 second quarter results included an impairment charge in the amount of $(6.3) million principally associated with the abandonment of computer hardware and software assets associated with a claims processing system.

     Earned premium revenue at the Student Insurance Division increased to $75.0 million and $148.3 million, respectively, in the three and six months ended June 30, 2005, from $73.7 million and $145.3 million, respectively, in the 2004 periods.
Star HRG Division
     Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three and six months ended June 30, 2005 and 2004:

	Star HRG Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$36,854	$39,592	(7)%	$74,620	$74,358	0%
Investment income (1)	178	229	(22)%	358	450	(20)%
Other income	326	1,121	(71)%	749	2,075	(64)%

Total revenues	37,358	40,942	(9)%	75,727	76,883	(2)%
Expenses:
Benefit expenses	23,648	24,596	(4)%	47,150	47,045	0%
Underwriting and policy acquisition expenses (1)	13,266	14,183	(6)%	27,168	26,325	3%

Total expenses	36,914	38,779	(5)%	74,318	73,370	1%

Operating income	$444	$2,163	(79)%	$1,409	$3,513	(60)%

Other operating data:
Loss ratio (2)	64.2%	62.1%		63.2%	63.3%
Expense ratio (3)	36.0%	35.8%		36.4%	35.4%

Combined ratio	100.2%	97.9%		99.6%	98.7%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for the three and six months ended June 30, 2005 in the amount of $444,000 and $1.4 million, respectively, compared to operating income of $2.2 million and $3.5 million, respectively, in the corresponding 2004 periods. The results in the second quarter of 2005 were negatively impacted by an increase in the loss ratio to 64.2% from 62.1% in the second quarter of 2004, which increase was principally attributable to higher-than-expected paid claims.
     Earned premium revenue at the Star HRG Division was $36.9 million and $74.6 million, respectively, in the three and six months ended June 30, 2005 compared to $39.6 million and $74.4 million, respectively, in the 2004 periods. The second quarter premium revenue was impacted by the loss of a large customer in which the customer decided to self-insure.

Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and six months ended June 30, 2005 and 2004:

	Life Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$12,937	$9,196	41%	$25,363	$17,376	46%
Investment income(1)	7,480	6,673	12%	14,724	13,741	7%
Other income	344	748	(54)%	783	1,327	(41)%

Total revenues	20,761	16,617	25%	40,870	32,444	26%
Expenses:
Benefit expenses	7,288	6,125	19%	15,250	11,997	27%
Underwriting and acquisition expenses(1)	9,705	8,780	11%	19,067	17,172	11%
Interest expense	1,190	463	157%	2,149	890	141%

Total expenses	18,183	15,368	18%	36,466	30,059	21%

Operating income	$2,578	$1,249	106%	$4,404	$2,385	85%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three and six months ended June 30, 2005 of $2.6 million and $4.4 million, respectively, compared to operating income of $1.2 million and $2.4 million, respectively, in the corresponding 2004 periods. The 2005 period-over-2004 period increases in operating income were attributable to an increase in revenue and the decrease in administrative and marketing costs as a percentage of premiums.
     In the second quarter and first six months of 2005, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $9.5 million and $18.2 million, respectively, compared to $8.7 million and $15.2 million, respectively, in the corresponding 2004 periods. The increases in annualized paid premium volume reflected the increase in sales of the Company’s new life products through two independent marketing companies.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items.
     The Company’s Other Key Factors segment reported operating income of $4.4 million and $8.0 million, respectively, in the three and six months ended June 30, 2005, compared to operating income of $2.2 million and $6.6 million in the corresponding 2004 periods.
     The 2005 quarter-over-2004 quarter increase in operating income in the Other Key Factors segment was primarily attributable to a $3.7 million increase in investment income on equity and a $1.8 million decrease in variable non-cash stock-based compensation expense associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. These increases were offset by a decrease in net realized gains of $1.4 million and a $1.9 million increase in unallocated corporate overhead.
     The increase in operating income in the Other Key Factors segment in the six months ended June 30, 2005 compared to the corresponding 2004 period was primarily attributable to a $5.4 million increase in investment income on equity and a $4.0 million period over period change (from a $2.8 million expense in 2004 to a $1.2 million benefit in 2005) in variable non-cash stock-based compensation associated with the various stock accumulation plans. These increases were offset by a decrease in net realized gains of $4.3 million and a $3.7 million increase in unallocated corporate overhead.

     The period-over-period increases in investment income on equity in the three and six months ended June 30, 2005 were due to an increase in the average amount of invested assets and a slight increase in yield. In addition, in the three months ended June 30, 2005 the Company’s subsidiary, AMLI Realty Co, received approximately $1.4 million of fee income related to the sale of property.
Discontinued Operations
     In the three and six months ended June 30, 2005 the Company reported an income (loss) from discontinued operations in the amount of $173,000, net of tax ($0.00 per diluted share) and $(813,000), net of tax ($(0.02) per diluted share), respectively, compared to income from discontinued operations of $6.5 million, net of tax ($0.13 per diluted share) and $12.2 million, net of tax ($0.25 per diluted share), respectively, in the corresponding 2004 periods.
     Results from discontinued operations for the six months ended June 30, 2004 reflected a pre-tax gain in the amount of $7.7 million (which was recorded in the first quarter of 2004), generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp. subsidiary (which the Company disposed of in November 2003), and a favorable resolution of a dispute related to the Company’s former Special Risk Division recorded in the second quarter of 2004.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the six months ended June 30, 2005, net cash provided by operations totaled approximately $82.2 million compared to $97.7 million in the corresponding period of 2004.
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
     At December 31, 2004 and June 30, 2005, UICI at the holding company level held cash and cash equivalents in the amount of $39.6 million and $25.3 million, respectively.
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
     At each of June 30, 2005 and December 31, 2004, the Company at the holding company level had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million.
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
     In accordance with the dividend policy, on July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend will be payable on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.
Stock Repurchase Plan
     Under its previously announced stock repurchase program, the Company is authorized to repurchase up to 5,500,000 shares of UICI common stock from time to time in open market or private transactions. The Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) have been purchased during 2005 (April 21, 2005 last purchase). As of July 25, 2005, the Company had remaining authority pursuant to the program as reauthorized to repurchase up to an additional 618,100 shares. The timing and extent of additional repurchases, if any, will depend on market conditions and the Company’s evaluation of its financial resources at the time of purchase.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and reserves, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”
Privacy Initiatives
     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2005. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4 – CONTROLS AND PROCEDURES
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
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 18, 2005. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Ronald L. Jensen	38,346,470	3,389,738
William J. Gedwed	38,356,822	3,379,386
Glenn W. Reed	37,554,909	4,181,299
Richard T. Mockler	39,121,559	2,614,649
Mural R. Josephson	39,543,388	2,192,820
R. H. Mick Thompson	38,914,165	2,822,043
Dennis C. McCuistion	39,542,645	2,193,563
The results of the voting for the proposal to approve the UICI 2005 Restricted Stock Plan were as follows:

For	Against	Abstain
21,598,679	14,971,827	241,888
The results of the voting for the proposal to ratify the appointment of KPMG LLP as independent auditors to audit the accounts of the Company for the fiscal year ending December 31, 2005 were as follows:

For	Against	Abstain
41,350,030	97,789	288,389

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

10.91	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed

10.92	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc.

10.93	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services

10.94	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services

10.95	Master General Agent Agreement, dated April 16, 2003, between The Chesapeake Life Insurance Company and Tim McCoy & Associates, Inc. (NEAT)

10.96	Master General Agent Agreement, dated March 29, 2004, between The Chesapeake Life Insurance Company and Life Professionals Marketing Group, Inc.

10.97	Assumption Reinsurance and Marketing Agreement, dated October 8, 2004, among The Chesapeake Life Insurance Company; HEI Exchange, Inc. (formerly HealthMarket Inc.); and American Travelers Assurance Company , as amended by Amendment No. 1 thereto dated March 1, 2005

10.98	Asset Sale Agreement, effective January 1, 1997, as amended by Amendments No, 1, 2, 3 and 4 thereto, between UICI and Specialized Investment Risks, inc. (formerly known as United Group Agency, Inc.)

10.99	Loan Underwriting and Processing Agreement, dated June 12, 2002, between Richland State Bank and the College Fund Life Division of The MEGA Life and Health Insurance Company

10.100	Loan Origination and Sale Agreement, dated July 28, 2005, between Richland State Bank, Richland Loan Processing Center, Inc. and UICI and UICI Funding Corp 2

10.101	Vendor Agreement, dated as of January 1, 2005, between Specialized Association Services, Inc. and The MEGA Life and Health Insurance Company

10.102	Administrative Services Agreement, dated as of January 1, 2005, between NMC Holdings, Inc. and The MEGA Life and Health Insurance Company and amendment dated July 1, 2005

10.103	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed

10.104	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc.

10.105	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services

10.106*	Form of Stock Grant under UICI’s 2005 Restricted Stock Agreement

10.107	Vendor Agreement effective January 1, 2003 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed.

10.108	Vendor Agreement effective January 1, 2005 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of UICI

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of UICI

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of UICI and by Mark D. Hauptman, Chief Financial Officer of UICI

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement
(b) Reports on Form 8-K.
1.	Current Report on Form 8-K dated April 28, 2005 and filed April 29, 2005.

2.	Current Report on Form 8-K dated and filed on June 7, 2005.

3.	Current Report on Form 8-K dated July 28 and filed July 29, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UICI
(Registrant)

Date: August 8, 2005	/s/ William J. Gedwed

William J. Gedwed, President,
Chief Executive Officer and Director

Date: August 8, 2005	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer