Form 10-Q
period 2005-09-30
UICI
filed 2005-11-07
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value, 46,127,204 shares as of October 28, 2005.

INDEX
UICI AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated condensed balance sheets — September 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated condensed statements of income (unaudited) — Three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004	4

	Consolidated condensed statements of comprehensive income (unaudited) — Three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004	5

	Consolidated condensed statements of cash flows (unaudited) — Nine months ended September 30, 2005 and 2004	6

	Notes to consolidated condensed financial statements (unaudited) — September 30, 2005	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	26

SIGNATURES		27
Rule 13a-14(a)/15d-14(a) Certification, CEO
Rule 13a-14(a)/15d-14(a) Certification, CFO
Certifications Required by Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2005—$1,489,054; 2004—$1,500,204)	$1,485,373	$1,531,231
Equity securities, at fair value (cost: 2005—$1,508; 2004—$1,508)	1,377	1,461
Mortgage loans	842	3,884
Policy loans	16,621	17,101
Short-term and other investments	214,148	165,661

Total Investments	1,718,361	1,719,338
Student loans	104,816	109,288
Restricted cash	40,584	39,455
Investment income due and accrued	23,902	22,706
Due premiums	103,037	86,051
Reinsurance receivables	43,290	24,537
Agents’ and other receivables	28,721	34,762
Deferred acquisition costs	131,467	110,502
Property and equipment, net	85,997	97,863
Goodwill and other intangible assets	80,817	75,625
Deferred federal income tax assets	29,124	16,569
Other assets	13,585	8,962

	$2,403,701	$2,345,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$448,914	$444,228
Claims	546,373	622,587
Unearned premiums	188,606	177,406
Other policy liabilities	14,674	14,450
Accounts payable and accrued expenses	58,328	60,035
Cash overdraft	977	8,749
Other liabilities	117,386	126,040
Federal income tax payable	24,917	3,355
Debt	15,470	15,470
Student loan credit facility	145,750	150,000
Net liabilities of discontinued operations	7,576	9,193

	1,568,971	1,631,513

Commitments and Contingencies (Note C)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	476	476
Additional paid-in capital	209,200	202,139
Accumulated other comprehensive income (loss)	(2,477)	20,137
Retained earnings	658,774	528,447
Treasury stock, at cost	(31,243)	(37,054)

	834,730	714,145

	$2,403,701	$2,345,658

NOTE: The balance sheet data as of December 31, 2004 have been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE
Premiums:
Health	$452,706	$452,968	$1,406,226	$1,339,687
Life premiums and other considerations	13,972	9,778	39,075	26,870

	466,678	462,746	1,445,301	1,366,557
Investment income	23,961	21,793	70,936	63,685
Other income	27,310	28,585	81,174	86,599
Gains on sales of investments	619	812	2,118	5,670

	518,568	513,936	1,599,529	1,522,511

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	241,252	293,015	804,416	847,579
Underwriting, acquisition, and insurance expenses	158,356	148,793	478,931	461,427
Stock appreciation expense	5,943	5,571	4,733	8,343
Other expenses	18,645	16,542	53,804	48,527
Interest expense	1,617	884	4,297	2,376

	425,813	464,805	1,346,181	1,368,252

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	92,755	49,131	253,348	154,259
Federal income taxes	32,083	15,862	87,876	52,345

INCOME FROM CONTINUING OPERATIONS	60,672	33,269	165,472	101,914

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax expense (benefit) of $595 and $(1,648) in the three months ended September 30, 2005 and 2004, respectively, and $2,462 and $(887) in the nine months ended September 30, 2005 and 2004, respectively)	373	1,623	(440)	13,773

NET INCOME	$61,045	$34,892	$165,032	$115,687

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$1.31	$0.72	$3.59	$2.20
Income (loss) from discontinued operations	0.01	0.04	(0.01)	0.30

Net income	$1.32	$0.76	$3.58	$2.50

Diluted earnings
Income from continuing operations	$1.29	$0.71	$3.51	$2.15
Income (loss) from discontinued operations	0.01	0.03	(0.01)	0.28

Net income	$1.30	$0.74	$3.50	$2.43

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$61,045	$34,892	$165,032	$115,687

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(30,212)	31,867	(36,741)	(7,874)
Reclassification adjustment for gains included in net income	444	644	1,950	3,300

Other comprehensive income (loss) before tax	(29,768)	32,511	(34,791)	(4,574)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(10,419)	11,379	(12,177)	(1,601)

Other comprehensive income (loss) net of tax provision (benefit)	(19,349)	21,132	(22,614)	(2,973)

Comprehensive income	$41,696	$56,024	$142,418	$112,714

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$165,032	$115,687
(Income) loss from discontinued operations	440	(13,773)
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(2,118)	(5,670)
Change in accrued investment income	(3,575)	(3,123)
Change in due premiums	(16,986)	(14,357)
Change in reinsurance receivables	(18,753)	33,192
Change in other receivables	3,709	921
Change in federal income tax payable	21,562	(20,209)
Change in deferred acquisition costs	(20,965)	(8,915)
Depreciation and amortization	22,139	22,151
Change in deferred income tax asset	(378)	5,254
Change in policy liabilities	(57,012)	22,192
Change in other liabilities and accrued expenses	5,386	18,825
Stock appreciation expense	4,733	8,343
Other items, net	(950)	4,657

Cash Provided by continuing operations	102,264	165,175
Cash Used in discontinued operations	(2,057)	(18,986)

Net cash Provided by operating activities	100,207	146,189

Investing Activities
Increase in investment assets	(31,972)	(113,113)
Decrease in student loans	5,926	331
Increase in restricted cash	(1,129)	(941)
Additional cost of purchase of subsidiary	(6,522)	—
Additions to property and equipment	(8,943)	(21,037)
Decrease in agents’ receivables	1,140	1,019

Cash Used in continuing operations	(41,500)	(133,741)
Cash Provided by discontinued operations	—	25,365

Net cash Used in investing activities	(41,500)	(108,376)

Financing Activities
Change in investment products	(3,092)	(5,276)
Repayment of debt	—	(18,951)
Repayment of student loan credit facility	(4,250)	—
Net proceeds from issuance of trust preferred securities	—	14,570
Exercise of stock options	2,580	4,145
Purchase of treasury stock	(11,514)	(27,368)
Dividends paid	(34,705)	(11,477)
Change in cash overdraft	(7,772)	—
Other	46	328

Cash Used in continuing operations	(58,707)	(44,029)
Cash Provided by discontinued operations	—	—

Net Cash Used in financing activities	(58,707)	(44,029)

Net change in Cash and cash equivalents	—	(6,216)
Cash and cash equivalents at beginning of period	—	14,014

Cash and cash equivalents at end of period in continuing operations	$—	$7,798

See Notes to Consolidated Condensed Financial Statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for UICI and its subsidiaries (the “Company” or “UICI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.
Refinements of Claim Liability Estimate — Self-Employed Agency Division
     As more particularly described below, results at the SEA Division for the nine months ended September 30, 2005 reflected benefits attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred.
     Results at the SEA Division for the three months ended September 30, 2005 reflected a benefit in the amount of $33.3 million, of which approximately $21.0 million was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months. The remaining portion of the adjustment to the claim liability recorded in the three months ended September 30, 2005 (approximately $12.3 million) was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices.
     In addition, effective January 1, 2005, the Company’s SEA Division made certain refinements to its claim liability calculations, the effect of which decreased claim liabilities and correspondingly increased operating income in the amount of $7.6 million in the first quarter of 2005. Since 2000 the SEA Division has offered as an optional benefit to its scheduled/basic health insurance products a rider that provides for catastrophic coverage for covered expenses under the base insurance contract that exceed $100,000 or $75,000, depending on the benefit level chosen. This rider pays benefits at 100% after the stop loss is reached, up to the aggregate maximum amount of the contract. Prior to January 1, 2005, the SEA Division utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the SEA Division refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique continues to utilize anticipated loss ratios in the most recent incurral months. This completion factor technique is currently utilized with respect to all other blocks of the SEA Division’s health insurance business.
Recently Issued Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 Accounting Changes and Error Corrections which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006. The Company does not contemplate any accounting changes or error corrections and accordingly, does not believe the adoption of this statement will have a material effect upon its financial condition or results of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$61,045	$34,892	$165,032	$115,687
Add stock-based employee compensation expense included in reported net income, net of tax	219	31	434	62
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(235)	(64)	(465)	222

Pro forma net income	$61,029	$34,859	$165,001	$115,971

Earnings per share — Basic:
Basic—as reported	$1.32	$0.76	$3.58	$2.50

Basic—pro forma	$1.32	$0.76	$3.58	$2.51

Earnings per share — Diluted:
Diluted—as reported	$1.30	$0.74	$3.50	$2.43

Diluted—pro forma	$1.30	$0.74	$3.50	$2.43

NOTE B — EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$60,672	$33,269	$165,472	$101,914
Income (loss) from discontinued operations	373	1,623	(440)	13,773

Net income for basic earnings per share	61,045	34,892	165,032	115,687
Effect of dilutive securities:
6% Convertible Note interest(1)	—	—	—	176

Net income for diluted earnings per share	$61,045	$34,892	$165,032	$115,863

Weighted average shares outstanding — basic earnings (loss) per share	46,107	45,905	46,120	46,264
Effect of dilutive securities:
Employee stock options and other shares	946	1,143	973	1,329

Weighted average shares outstanding — dilutive earnings (loss) per share	47,053	47,048	47,093	47,593

Basic earnings (loss) per share
From continuing operations	$1.31	$0.72	$3.59	$2.20
From discontinued operations	0.01	0.04	(0.01)	0.30

Net income	$1.32	$0.76	$3.58	$2.50

Diluted earnings (loss) per share
From continuing operations	$1.29	$0.71	$3.51	$2.15
From discontinued operations	0.01	0.03	(0.01)	0.28

Net income	$1.30	$0.74	$3.50	$2.43

(1)	Applied to continuing operations.
NOTE C — PENDING TRANSACTION
     On September 15, 2005, UICI entered into an agreement under which a group of private equity firms led by The Blackstone Group would acquire UICI in a cash transaction at $37.00 per share. Completion of the transaction is subject to insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close in the first quarter of 2006.
NOTE D — COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:

Blackstone Transaction Litigation
     The Company and individual members of its Board of Directors have been named as defendants in five purported class action suits challenging the proposed acquisition of the Company by a group of private equity firms led by The Blackstone Group (Green Meadows Partners L.P. v. UICI, et al., filed on September 15, 2005 in the District Court of Dallas County, Texas, E-101st Judicial District, Case No. 05-09693; Ruediger v. UICI, et al., filed on September 28, 2005 in the District Court of Dallas County, Texas, D-95th Judicial District, Case No. 05-10033; Scott v. UICI, et al., filed on September 30, 2005 in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7731; Pepper v. UICI, et al., filed on October 11, 2005 in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7967; and Bauer v. William J. Gedwed, et al., filed on October 6, 2005 in the District Court of Tarrant County, Texas, Case No. 236-214443-05). In addition, plaintiffs in a pending shareholder derivative action (In re UICI Derivative Litigation, pending in the District Court of Tarrant County, Texas, 352nd Judicial District, Lead Cause No. 352-206106-04) have filed an amended petition asserting similar claims.
     The petitions generally challenge the price to be paid in the proposed transaction and the process leading up to the transaction. The petitions generally seek unspecified compensatory monetary damages and injunctive relief to enjoin the transaction.
     The Company believes that the claims are without merit and intends to defend the cases vigorously. UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.
Delaware Books and Records Litigation
     As previously disclosed, UICI was named a defendant in an action filed on November 23, 2004 (Amalgamated Bank, as Trustee, v. UICI, pending in the Court of Chancery of the State of Delaware, New Castle County, C.A. No. 884-N), in which plaintiff seeks to enforce its right to inspect certain corporate books and records of UICI pursuant to Section 220 of the Delaware General Corporation Act. UICI initially produced certain initial documents pursuant to a confidentiality agreement and answered the complaint. Following a hearing held on February 22, 2005, Delaware Vice Chancellor Noble rendered a written opinion dated June 2, 2005, in which he broadly construed stockholders’ ability to access and inspect books, records and documents of the Company under Section 220 of the Delaware General Corporation Act. The Company has compiled and produced all additional documents responsive to the Court’s ruling.
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
     In June 2004, UICI was also named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement. On April 5, 2005, the Court appointed lead plaintiffs’ counsel and consolidated the two cases in a single action (In re UICI Derivative Litigation, pending in the District Court of Tarrant County, Texas, 352nd Judicial District, Lead Cause No. 352-206106-04). On July 22, 2005, plaintiffs filed a consolidated derivative petition, in which they have alleged that the individual defendants (which include current and former officers and directors of UICI and AMS) violated Texas state law by concealing the true condition of AMS before the July 2003 announcement. On September 16, 2005, plaintiffs filed an amended consolidated petition, in which they added class action allegations challenging the proposed acquisition of the Company by a group of private equity firms led by The Blackstone Group. On November 1, 2005, the Court severed and abated the class action portion of the litigation, pending disposition of the previously filed class action suits filed in Texas state court challenging the proposed acquisition of the Company by a group of private equity firms led by The Blackstone Group. See discussion above. UICI has not yet filed an answer or otherwise pled to the consolidated derivative petition.
     The Company believes that the claims are without merit and intends to defend the cases vigorously. UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.
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
     During the three months ended September 30, 2005, the Company finally and fully settled, without admitting liability, on terms that did not have a material adverse effect on the consolidated results of operations or financial condition of the Company, three previously disclosed cases that challenged, among other things, the manner in which UICI, MEGA and/or Mid-West marketed and sold health insurance products (Martin v. UICI, The MEGA Life and Health Insurance Company, et al., formerly pending in the Superior Court for the State of California, County of Los Angeles, Case No. BC319669; Startup et al. v. UICI et al., formerly pending in the Superior Court for the State of California, County of Los Angeles, Case No. BC296476; and Verrill et al. v. The MEGA Life and Health Insurance Company et al., formerly pending in the District Court of Cleveland County, Oklahoma, Case No. CJ-04-670W).
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
Regulatory Matters
     On March 22, 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, MEGA, Mid-West and The Chesapeake Life Insurance Company (“CLICO”). The examination commenced in May 2005 and is ongoing. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. UICI does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.

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
NOTE E — SEGMENT INFORMATION
     The Company’s business segments for financial reporting purposes include: (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments.
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

     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$380,454	$375,044	$1,160,716	$1,105,746
Student Insurance Division	63,495	73,104	215,729	223,152
Star HRG Division	35,773	37,764	111,500	114,647
Life Insurance Division	21,815	16,773	62,685	49,217
Other Insurance	8,037	4,827	25,446	9,508

Total Insurance	509,574	507,512	1,576,076	1,502,270

Other Key Factors	9,083	6,543	24,003	20,425
Intersegment Eliminations	(89)	(119)	(550)	(184)

Total revenues from continuing operations	$518,568	$513,936	$1,599,529	$1,522,511

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$101,769	$71,521	$248,095	$186,103
Student Insurance Division	(7,659)	(22,060)	(10,960)	(44,057)
Star HRG Division	141	119	1,550	3,632
Life Insurance Division	1,544	1,334	5,948	3,719
Other Insurance	160	277	3,885	361

Total Insurance	95,955	51,191	248,518	149,758
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	2,743	3,511	9,563	12,844
Variable stock-based compensation benefit (expense)	(5,943)	(5,571)	(4,733)	(8,343)

	(3,200)	(2,060)	4,830	4,501

Total income from continuing operations before federal income taxes	$92,755	$49,131	$253,348	$154,259

	September 30,	December 31,
	2005	2004
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$829,413	$891,054
Student Insurance Division	262,125	265,695
Star HRG Division	76,396	78,341
Life Insurance Division	680,410	642,530
Other Insurance	21,075	8,854

Total Insurance	1,869,419	1,886,474
Other Key Factors:
General corporate and other	534,282	459,184

Total assets	$2,403,701	$2,345,658

     The assets allocated to the SEA Division decreased from December 31, 2004 to September 30, 2005 by $61.6 million, as a result of a decrease in invested assets in the amount of $58.2 million. The assets allocated to the Life Insurance Division increased by $37.9 million from December 31, 2004 to September 30, 2005 due to an increase in deferred acquisition costs of $20.5 million that is primarily attributable to the new submitted annualized premium in 2005 and an increase in reinsurance receivable of $18.5 million which was collected in October 2005.
NOTE F — AGENT STOCK ACCUMULATION PLANS
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
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the share price in the open market on or about the time that unvested matching credits are granted to participants. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense (1)	$2,162	$7,830	$7,470	$16,261
Other Key Factors variable stock-based compensation expense (2)	5,943	5,571	4,733	8,343

Total Agent Plan compensation expense	$8,105	$13,401	$12,203	$24,604

(1)	Represents the cost of shares in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
     At December 31, 2004, the Company had recorded 1,904,526 unvested matching credits associated with the Agent Plans, of which 622,559 vested in January 2005. At September 30, 2005, the Company had recorded 1,526,002 unvested matching credits.
     It has been the policy of the Company to purchase UICI shares from time to time in the open market on or about the time that unvested matching credits are granted under the Agent Plans. The Company has accounted for the shares purchased in the open market as treasury shares. During 2005, the Company temporarily ceased purchasing shares in the open market as the Company engaged in discussions with potential investor groups. Currently, the

Company anticipates purchasing additional shares of its common stock only as required at the time that matching credits vest.
     The accounting treatment of the Company’s Agent Plans has resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative stock-based compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense.
NOTE G — STOCKHOLDERS’ EQUITY
     In accordance with the Company’s previously announced dividend policy, on July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.
NOTE H — OTHER MATTERS
     On September 2, 2005, the Company announced that Ronald L. Jensen (the Company’s founder and then Chairman) was killed in an automobile accident in Irving, Texas. On September 7, 2005, the UICI Board of Directors elected William J. Gedwed to serve as Chairman of the Board, filling the vacancy left by the death of Mr. Jensen.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, interest expense on corporate debt and variable stock-based compensation).
     On September 2, 2005, the Company announced that Ronald L. Jensen (the Company’s founder and former Chairman) was killed in an automobile accident in Irving, Texas. On September 7, 2005, the UICI Board of Directors elected William J. Gedwed to serve as Chairman of the Board, filling the vacancy left by the death of Mr. Jensen.
     On September 15, 2005, UICI entered into an agreement under which a group of private equity firms led by The Blackstone Group would acquire UICI in a cash transaction at $37.00 per share. Completion of the transaction is subject to insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close in the first quarter of 2006.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$452,706	$452,968	0%	$1,406,226	$1,339,687	5%
Life premiums and other considerations	13,972	9,778	43%	39,075	26,870	45%

Total premium	466,678	462,746	1%	1,445,301	1,366,557	6%
Investment income	23,961	21,793	10%	70,936	63,685	11%
Other income	27,310	28,585	(4)%	81,174	86,599	(6)%
Gains on sale of investments	619	812	(24)%	2,118	5,670	(63)%

Total revenues	518,568	513,936	1%	1,599,529	1,522,511	5%
Benefits and Expenses
Benefits, claims, and settlement expenses	241,252	293,015	(18)%	804,416	847,579	(5)%
Underwriting, policy acquisition costs, and insurance expenses	158,356	148,793	6%	478,931	461,427	4%
Stock appreciation expense	5,943	5,571	7%	4,733	8,343	(43)%
Other expenses	18,645	16,542	13%	53,804	48,527	11%
Interest expense	1,617	884	83%	4,297	2,376	81%

Total expenses	425,813	464,805	(8)%	1,346,181	1,368,252	(2)%

Income from continuing operations before income taxes	92,755	49,131	89%	253,348	154,259	64%
Federal income taxes	32,083	15,862	102%	87,876	52,345	68%

Income from continuing operations	60,672	33,269	82%	165,472	101,914	62%
Income (loss) from discontinued operations (net of income tax)	373	1,623	NM	(440)	13,773	NM

Net income	$61,045	$34,892	75%	$165,032	$115,687	43%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$380,454	$375,044	$1,160,716	$1,105,746
Student Insurance Division	63,495	73,104	215,729	223,152
Star HRG Division	35,773	37,764	111,500	114,647
Life Insurance Division	21,815	16,773	62,685	49,217
Other Insurance	8,037	4,827	25,446	9,508

Total Insurance	509,574	507,512	1,576,076	1,502,270

Other Key Factors	9,083	6,543	24,003	20,425
Intersegment Eliminations	(89)	(119)	(550)	(184)

Total revenues from continuing operations	$518,568	$513,936	$1,599,529	$1,522,511

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$101,769	$71,521	$248,095	$186,103
Student Insurance Division	(7,659)	(22,060)	(10,960)	(44,057)
Star HRG Division	141	119	1,550	3,632
Life Insurance Division	1,544	1,334	5,948	3,719
Other Insurance	160	277	3,885	361

Total Insurance	95,955	51,191	248,518	149,758
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	2,743	3,511	9,563	12,844
Variable stock-based compensation benefit (expense)	(5,943)	(5,571)	(4,733)	(8,343)

	(3,200)	(2,060)	4,830	4,501

Total income from continuing operations before federal income taxes	$92,755	$49,131	$253,348	$154,259

     UICI’s results of operations for the three and nine months ended September 30, 2005 were particularly impacted by the following factors:

Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and nine months ended September 30, 2005 and 2004:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$347,867	$340,027	2%	$1,061,114	$1,002,253	6%
Investment income (1)	8,014	8,287	(3)%	24,851	25,224	(1)%
Other income	24,573	26,730	(8)%	74,751	78,269	(4)%

Total revenues	380,454	375,044	1%	1,160,716	1,105,746	5%
Expenses:
Benefit expenses	152,855	185,965	(18)%	527,629	552,978	(5)%
Underwriting and policy acquisition expenses (1)	113,275	103,813	9%	344,883	324,882	6%
Other expenses	12,555	13,745	(9)%	40,109	41,783	(4)%

Total expenses	278,685	303,523	(8)%	912,621	919,643	(1)%

Operating income	$101,769	$71,521	42%	$248,095	$186,103	33%

Other operating data:
Loss ratio (2)	43.9%	54.7%		49.7%	55.2%
Expense ratio (3)	32.6%	30.5%		32.5%	32.4%

Combined ratio	76.5%	85.2%		82.2%	87.6%

Average number of writing agents in period	1,901	2,251		2,121	2,393
Submitted annualized volume (4)	$170,152	$208,521		$574,680	$669,238

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     For the three and nine month periods ended September 30, 2005, the SEA Division reported operating income of $101.8 million and $248.1 million, respectively, compared to operating income of $71.5 million and $186.1 million, respectively, in the corresponding 2004 periods. Operating income for the three-month period ended September 30, 2005 benefited from an increase in earned premium revenue, a decrease in commission expenses as a percentage of earned premiums and a lower loss ratio (from 54.7% in the 2004 three-month period to 43.9% in the 2005 three-month period) resulting from favorable claims experience and a claim liability adjustment as discussed below. Earned premium revenue at the SEA Division increased to $347.9 million in the third quarter of 2005 from $340.0 million in the corresponding 2004 period.
     Operating income at the SEA Division for the nine months ended September 30, 2005 was positively impacted by an increase in earned premium revenue, a decrease in commission expenses as a percentage of earned premium, a lower loss ratio (from 55.2% in the 2004 nine-month period to 49.7% in the 2005 nine-month period) resulting from favorable claims experience and a claim liability adjustment as discussed below. Earned premium revenue at the SEA Division increased to $1.06 billion in the first nine months of 2005, compared to $1.00 billion in the first nine months of 2004.
     Results at the SEA Division for the three and nine months ended September 30, 2005 reflected a benefit in the amount of $33.3 million attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. The largest portion of the adjustment (approximately $21.0 million) was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular scheduled health insurance products, the SEA

Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months. The remaining portion of the adjustment to the claim liability (approximately $12.3 million) was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices. In addition, effective January 1, 2005, the Company’s SEA Division made certain other refinements to its claim liability calculations, the effect of which decreased claim liabilities and correspondingly increased operating income in the amount of $7.6 million in the first quarter of 2005. See Note A of Notes to Consolidated Condensed Financial Statements.
     As a result of the ongoing favorable claims experience associated with the SEA Division’s health insurance products, commencing in the fourth quarter of 2005 the Company is reducing premium rates on new business in a number of markets.
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and nine months ended September 30, 2005 was 29.3% and 23.4%, respectively, compared to 21.0% and 18.6% in the corresponding 2004 periods. The significant increase in operating margin in the three and nine months ended September 30, 2005 was attributable primarily to the period-over-period decrease in the loss ratio and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). These factors were partially offset by higher administrative expenses as a percentage of premium, resulting from expenses for certain administrative costs associated with the previously announced multi-state market conduct review and administrative costs related to the November 2004 HealthMarket acquisition.
     In the third quarter of 2005, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased by 18.4%, to $170.2 million in the third quarter of 2005 from $208.5 million in the third quarter of 2004. For the full nine months ended September 30, 2005, total SEA Division submitted annualized premium volume decreased by 14.1%, to $574.7 million in the nine months ended September 30, 2005 from $669.2 million in the nine months ended September 30, 2004. The period-over-period decreases in submitted annualized premium volume can be attributed primarily to a reduction in the average number of writing agents in the field (from 2,251 in the third quarter of 2004 to 1,901 in the third quarter of 2005, and from 2,393 in the nine months ended September 30, 2004 to 2,121 in the nine months ended September 30, 2005).
     In the first nine months of 2005, the SEA Division began to sell, through agents associated with its UGA — Association Field Services agency, individual consumer driven health plan (CDHP) products in selected markets in thirteen states (Alabama, Arizona, Florida, Georgia, Illinois, Michigan, Mississippi, Missouri, Pennsylvania, Rhode Island, South Carolina, Texas, and Virginia) and the District of Columbia and products targeted toward the small employer group market in eight states (Georgia, Illinois, Michigan, Arizona, Nevada, Tennessee, Ohio and Texas). The Company intends to continue the roll out of individual and small employer group CDHP products in additional markets throughout the balance of 2005.

Student Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three and nine months ended September 30, 2005 and 2004:

	Student Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$61,643	$71,203	(13)%	$209,983	$216,473	(3)%
Investment income (1)	1,245	1,098	13%	4,468	4,183	7%
Other income	607	803	(24)%	1,278	2,496	(49)%

Total revenues	63,495	73,104	(13)%	215,729	223,152	(3)%
Expenses:
Benefit expenses	51,251	73,956	(31)%	169,377	200,175	(15)%
Underwriting and policy acquisition expenses (1)	19,903	21,208	(6)%	57,312	67,034	(15)%

Total expenses	71,154	95,164	(25)%	226,689	267,209	(15)%

Operating loss	$(7,659)	$(22,060)	(65)%	$(10,960)	$(44,057)	(75)%

Other operating data:
Loss ratio (2)	83.1%	103.9%		80.7%	92.5%
Expense ratio (3)	32.3%	29.8%		27.3%	30.9%

Combined ratio	115.4%	133.7%		108.0%	123.4%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating losses of $(7.7) million and $(11.0) million in the three and nine months ended September 30, 2005, compared to operating losses of $(22.1) million and $(44.1) million in the corresponding 2004 periods.
     Results for the 2005 periods at the Student Insurance Division reflected a significant decrease in the loss ratio to 83.1% and 80.7%, respectively, in the three and nine months ended September 30, 2005, from 103.9% and 92.5%, respectively, in the corresponding 2004 periods. For the nine months ended September 30, 2005, operating results also benefited from lower administrative expenses as a percentage of earned premium and from better utilization of network service agreements with healthcare providers. The 2004 nine month period results also reflected a second quarter impairment charge in the amount of $(6.3) million, which was principally associated with the abandonment of computer hardware and software assets associated with a claims processing system.
     Earned premium revenue at the Student Insurance Division decreased to $61.6 million and $210.0 million, respectively, in the three and nine months ended September 30, 2005, from $71.2 million and $216.5 million, respectively, in the 2004 periods. The decrease in premium reflects, in part, the non-renewal in the 2005-2006 school year of certain accounts that had performed poorly in the 2004-2005 school year.

Star HRG Division
     Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three and nine months ended September 30, 2005 and 2004:

	Star HRG Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$35,355	$36,771	(4)%	$109,975	$111,129	(1)%
Investment income (1)	167	194	(14)%	525	644	(18)%
Other income	251	799	(69)%	1,000	2,874	(65)%

Total revenues	35,773	37,764	(5)%	111,500	114,647	(3)%
Expenses:
Benefit expenses	22,752	23,885	(5)%	69,902	70,930	(1)%
Underwriting and policy acquisition expenses (1)	12,880	13,760	(6)%	40,048	40,085	0%

Total expenses	35,632	37,645	(5)%	109,950	111,015	(1)%

Operating income	$141	$119	18%	$1,550	$3,632	(57)%

Other operating data:
Loss ratio (2)	64.4%	65.0%		63.6%	63.8%
Expense ratio (3)	36.4%	37.4%		36.4%	36.1%

Combined ratio	100.8%	102.4%		100.0%	99.9%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for the three and nine months ended September 30, 2005 in the amount of $141,000 and $1.6 million, respectively, compared to operating income of $119,000 and $3.6 million, respectively, in the corresponding 2004 periods. The loss ratio associated with the Star HRG business decreased slightly in the third quarter of 2005 to 64.4% from 65.0% in the third quarter of 2004 and decreased to 63.6% for the nine months ended September 30, 2005 from 63.8% for the nine months ended September 30, 2004.
     Earned premium revenue at the Star HRG Division was $35.4 million and $110.0 million, respectively, in the three and nine months ended September 30, 2005 compared to $36.8 million and $111.1 million, respectively, in the 2004 periods.

     Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and nine months ended September 30, 2005 and 2004:

	Life Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$14,047	$9,981	41%	$39,410	$27,357	44%
Investment income(1)	7,673	6,833	12%	22,397	20,574	9%
Other income	95	(41)	(332)%	878	1,286	(32)%

Total revenues	21,815	16,773	30%	62,685	49,217	27%
Expenses:
Benefit expenses	8,312	6,826	22%	23,562	18,823	25%
Underwriting and acquisition expenses(1)	10,638	7,964	34%	29,705	25,136	18%
Interest expense	1,321	649	104%	3,470	1,539	125%

Total expenses	20,271	15,439	31%	56,737	45,498	25%

Operating income	$1,544	$1,334	16%	$5,948	$3,719	60%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three and nine months ended September 30, 2005 of $1.5 million and $5.9 million, respectively, compared to operating income of $1.3 million and $3.7 million, respectively, in the corresponding 2004 periods. The 2005 period-over-2004 period increases in operating income were attributable to an increase in revenue and a decrease in fixed administrative costs as a percentage of earned premium revenue.
     In the three and nine months ended September 30, 2005, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $8.1 million and $26.3 million, respectively, compared to $8.7 million and $23.9 million, respectively, in the corresponding 2004 periods. Annualized paid premium volume for the quarter was negatively impacted by the recent hurricanes in the Gulf States.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items.
     The Other Key Factors segment reported operating income (loss) of $(3.2) million and $4.8 million, respectively, in the three and nine months ended September 30, 2005, compared to operating income (loss) of $(2.1) million and $4.5 million in the corresponding 2004 periods.
     The 2005 quarter-over-2004 quarter increase in operating loss in the Other Key Factors segment was primarily attributable a $373,000 increase in variable non-cash stock-based compensation expense associated with the various stock accumulation plans established by the Company for the benefit of its independent agents, a decrease in net realized gains of $166,000 and a $3.4 million increase in unallocated corporate overhead, which was primarily attributable to costs incurred in connection with the previously-announced acquisition of UICI by a group of private equity investors (including the recording of a loss accrual for related litigation costs). These items decreasing earnings were partially offset by a $2.9 million increase in investment income on equity.
     The moderate increase in operating income in the Other Key Factors segment in the nine months ended September 30, 2005 compared to the corresponding 2004 period was primarily attributable to a $8.3 million increase in investment income on equity and a $3.6 million decrease in variable non-cash stock-based compensation associated with the various stock accumulation plans. These items increasing operating income in the nine months ended September 30, 2005 were offset in large part by a decrease in net realized gains of $4.4 million and $7.0 million increase in unallocated corporate overhead, which was primarily attributable to costs incurred in connection with the previously-announced acquisition of UICI by a group of private equity investors (including the recording of a loss accrual for related litigation costs).
Discontinued Operations
     In the three and nine months ended September 30, 2005 the Company reported an income (loss) from discontinued operations in the amount of $373,000, net of tax ($0.01 per diluted share) and $(440,000), net of tax ($(0.01) per diluted share), respectively, compared to income from discontinued operations of $1.6 million, net of tax ($0.03 per diluted share) and $13.8 million, net of tax ($0.28 per diluted share), respectively, in the corresponding 2004 periods.
     Results from discontinued operations for the nine months ended September 30, 2004 reflected a pre-tax gain in the amount of $7.7 million (which was recorded in the first quarter of 2004), generated from the sale of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp. subsidiary (which the Company disposed of in November 2003), and a favorable resolution of a dispute related to the Company’s former Special Risk Division recorded in the second quarter of 2004 that resulted in pre-tax income in the amount of $10.7 million.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the nine months ended September 30, 2005, net cash provided by operations totaled approximately $100.2 million, compared to $146.2 million in the corresponding period of 2004.
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
     At December 31, 2004 and September 30, 2005, UICI at the holding company level held cash and cash equivalents in the amount of $39.6 million and $26.0 million, respectively.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. Through November 2, 2005, the Company’s domestic insurance subsidiaries paid to the holding company dividends in the amount of $138.0 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.
     At each of September 30, 2005 and December 31, 2004, the Company at the holding company level had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million.
     On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the dividend policy, on July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.
     Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms led by The Blackstone Group, the Company does not anticipate declaring or paying additional dividends on shares of its common stock.

Contractual Obligations and Off Balance Sheet Obligations
     There has been no material change to the Company’s contractual obligations or off balance sheet arrangements (which consist solely of commitments to fund student loans generated by its former College Fund Life Division and letters of credit) as described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Stock Repurchase Plan
     Under its previously announced stock repurchase program, the Company is authorized to repurchase up to 5,500,000 shares of UICI common stock from time to time in open market or private transactions. The Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) have been purchased during 2005 (April 21, 2005 last purchase). As of November 2, 2005, the Company had remaining authority pursuant to the program as reauthorized to repurchase up to an additional 618,100 shares. Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms led by The Blackstone Group, the Company does not anticipate repurchasing any additional shares of common stock pursuant to the program.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     Some of the matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially from those included in the forward-looking statements. Factors that could cause actual results to differ materially from those included in the forward-looking statements include, but are not limited to, the following:
•	general economic conditions;

•	the continued ability of the Company to compete for customers and insureds in an industry where many of its competitors may have greater market share and/or greater financial resources;

•	the Company’s ability to accurately estimate medical claims and control costs;

•	changes in government regulation that could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states;

•	the Company’s failure to comply with new or existing government regulation that could subject it to significant fines and penalties;

•	changes in the relationship between the Company and the membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries;

•	changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis);

•	significant liabilities and costs associated with litigation;

•	failure of the Company’s information systems to provide timely and accurate information;

•	negative publicity regarding the Company’s business practices and/or regarding the health insurance industry in general;

•	the Company’s inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers;

•	failure of the Company’s regulated insurance company subsidiaries to maintain their current ratings by A.M. Best Company, Fitch and/or Standard & Poor’s;

•	the result of the review by various regulatory agencies of the previously-announced proposed cash merger of the Company with a group of private equity firms led by The Blackstone Group, approval of the merger by the stockholders of UICI and satisfaction of various other conditions to the closing of the merger contemplated by the merger agreement; and

•	the other risk factors set forth in the reports filed by the Company from time to time with the Securities and Exchange Commission.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2005. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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

UICI

(Registrant)

Date: November 7, 2005	/s/ William J. Gedwed

William J. Gedwed, Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 7, 2005	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer