Form 10-K
period 2005-12-31
UICI
filed 2006-03-14
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005.
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☑           Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $954.6 million based on the number of shares held by non-affiliates (32,065,498) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $29.77. The number of shares outstanding of $0.01 par value Common Stock, as of February 23, 2006 was 46,627,669.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

Introduction

UICI and its subsidiaries are collectively referred to throughout this Annual Report on Form 10-K as the “Company” or “UICI” and may also be referred to as “we,” “us” or “our.”

We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. During 2005, 2004 and 2003, we generated health insurance premiums in the amount of approximately $1.856 billion, $1.813 billion and $1.547 billion, respectively, representing 87%, 88% and 85%, respectively, of our total revenues in such periods.

Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. Commencing in 2005, we began to offer on a selective state-by-state basis a new suite of consumer driven health plans for the individual market, utilizing the consumer driven health plan features and methodology acquired in October 2004 as part of our purchase of HealthMarket, Inc. (a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 50 member) market).

We market these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (a wholly-owned marketing division of the Company) and Cornerstone America (a wholly-owned marketing division of the Company), which are our “dedicated” agency sales forces that primarily sell the Company’s products. We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,800 independent writing agents selling health insurance to the self-employed market in 44 states.

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

Our Star HRG Division specializes in the design, marketing and administration of limited-benefit health insurance plans for entry-level, high turnover, part-time and hourly employees. We market and sell these products directly to our employer clients through our dedicated sales force of Star HRG employees and through independent insurance brokers and consultants retained by the employer client.

Through our Life Insurance Division, we also issue universal life, whole life and term life insurance products to individuals in four markets that we believe are underserved: the self-employed market, the middle income market, the Hispanic market and the senior market. We distribute these products directly to individual customers through our UGA and Cornerstone agents and other independent agents contracted through two key unaffiliated marketing companies. These two marketing companies, in turn, distribute our life products through managing general agent (MGA) networks.

ZON Re USA LLC (an 82.5%-owned subsidiary) underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”).

UICI is a holding company, and we conduct our insurance businesses through our wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life

Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

Our principal insurance subsidiaries are rated by A.M. Best, Fitch and Standard & Poor’s (“S&P”). Set forth below are financial strength ratings of the principal insurance subsidiaries.

	A.M. Best	Fitch	S&P

MEGA	“A−” (Excellent)	“A” (Strong)	“A−” (Strong)
Mid-West	“A−” (Excellent)	“A” (Strong)	“A−” (Strong)
Chesapeake	“A−” (Excellent)	Not Rated	“BBB+” (Good)

In the table above, the A.M. Best’s ratings carry a “negative” outlook and the Fitch and S&P ratings carry a “watch negative” outlook.

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

Standard & Poor’s Rating Services has assigned to UICI a counterparty credit rating of “BBB−” with a “watch negative” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. Standard & Poor’s counterparty credit ratings range from “AAA” (Extremely Strong) to “CC” (Currently Highly-Vulnerable).

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

Our principal executive offices are located at 9151 Grapevine Highway, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

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

Recent Developments — Blackstone Transaction

On September 15, 2005, UICI entered into a merger agreement, pursuant to which affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners will acquire UICI in a cash merger, with UICI being the surviving corporation in the merger. In the proposed transaction, substantially all current stockholders of UICI (other than certain members of management and UICI’s independent insurance agents holding shares through UICI’s agent stock accumulation plans) will receive $37.00 per share in cash. Completion of the transaction is subject to shareholder approval, receipt of insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close on or about April 3, 2006.

The board of directors has fixed February 13, 2006 as the record date for a special meeting of stockholders called to be held on Wednesday, March 29, 2006, at which the holders of the Company’s Common Stock will be asked, among other things, to approve the merger agreement.

Insurance Segment

Self-Employed Agency Division

Through our Self-Employed Agency Division, we offer a broad range of health insurance products for the self-employed market (i.e., self-employed individuals and individuals who work for small businesses) and products for the small (2-15 members) employer group market.

The Self-Employed Agency Division generated revenues of $1.526 billion, $1.496 billion and $1.338 billion (72%, 72% and 73% of our total revenue) in 2005, 2004 and 2003, respectively.

Products for the Self-Employed Market

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

Health Insurance Products

Traditional Health Products

Our traditional health insurance plan offerings for the self-employed market have included the following:

•	Our Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our catastrophic policy.

•	Our Preferred Provider Plan incorporates managed care features of a “preferred provider organization,” which are designed to control health care costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network.

•	Our Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 50% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to increase as overall hospital care expenses rise.

Each of our health insurance products is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. We offer as an optional benefit an Accumulated Covered Expense (ACE) rider that provides for catastrophic coverage on our Scheduled/Basic plans for covered expenses under the contract that generally exceed $75,000 or, in certain cases, $100,000. The ACE rider pays benefits at 100% after the stop loss is reached up to the aggregate maximum amount of the contract.

Consumer Driven Health Plan (CDHP) Products

Commencing in the first quarter of 2005, we began to offer on a selective state-by-state basis a new suite of consumer driven health plans for the individual market, utilizing the consumer driven health plan features and methodology acquired in October 2004 as part of our purchase of substantially all of the operating assets of HealthMarket Inc. (a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 50 member) market).

Through HealthMarket, we have developed software systems and support services that enable the complete design and administration of consumer driven health plans, which incorporate features that enable consumers to assume a greater role in making health care decisions. Information is published on the internet and is available through customer support via the telephone to assist our customers in obtaining the optimum benefits from their insurance coverage in terms of both access and cost.

•	Focusing on the cost side of the healthcare equation, our “Consumer Preference Plan” CDHP product includes multiple benefit options for consumers (such as deductibles and coinsurance), benefits that are based on a Maximum Allowable Charge (a “MAC”) (which is the total fee that will be considered under the terms of the policy for a particular service), and other powerful information tools, including advanced websites that provide access to information about provider cost and quality.

As of January 1 2006, the Consumer Preference Plan had been approved for issuance in Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, Missouri, Mississippi, Nebraska, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, West Virginia, Wisconsin, Wyoming and the District of Columbia.

•	Focusing as well on healthcare utilization, the Company’s “Smart Consumer Plan” CDHP product enables consumers to exert an even higher level of control over healthcare decisions. The “Smart Consumer Plan” product focuses on “episodes of care” through episode allowances. There are more than 100 specific medical conditions and procedures for which we have calculated an “episode allowance,” which is a stated dollar limit for treatment of the condition or procedure from beginning to end. The episode allowance limits the amount that will be considered a covered expense under the policy. Episode allowances are only intended for conditions where the Company believes it is reasonable to ask consumers to be involved in decisions regarding their care and to make choices that can impact costs.

As of January 1 2006, the Smart Consumer Plan had been approved for issuance in Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Michigan, Missouri, Mississippi, Nebraska, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, West Virginia, Wisconsin, Wyoming and the District of Columbia.

These products are issued and sold by our subsidiaries, The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee, and distributed by independent agents associated with our UGA — Association Field Services and Cornerstone America marketing divisions.

2006 New Product Introductions

In the first quarter of 2006, we intend to introduce a new portfolio of health insurance products to the self-employed market. This new product portfolio includes a new Basic Medical/Surgical Expense Plan and two versions of a Catastrophic Expense PPO Plan:

•	Our new Basic Medical/Surgical Expense Plan has a $2.0 million lifetime benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are covered subject to a deductible and coinsurance. Covered inpatient and outpatient hospital charges are reimbursed up to pre-selected per-injury or sickness maximums. Surgeon, assistant surgeon, anesthesia, second surgical opinion, and ambulance services are also reimbursed to a scheduled maximum. Additional benefits are available through riders and include prescription drugs, emergency services and wellness care, among others. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be lower than premium increases on our more comprehensive policies.

•	Our new Catastrophic Expense PPO Plan provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan incorporates features of a “preferred provider organization,” which are designed to control health care costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. As a premium and cost savings measure, this new plan limits payment for diagnostic services (X-rays and laboratory) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery.

•	Our second new PPO Plan provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan also incorporates features of a “preferred provider organization.” Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year.

Subject to receipt of applicable regulatory approvals, these new products will be issued and sold by our subsidiaries, The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee, and distributed by independent agents associated with our UGA — Association Field Services and Cornerstone America marketing divisions.

Ancillary Products

We have also developed and offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which our core self-employed customer is typically exposed.

Marketing and Sales

Our marketing strategy in the self-employed market is to remain closely aligned with our dedicated agent sales forces. Substantially all of the health insurance products issued by our insurance company subsidiaries are sold through independent contractor agents associated with us. We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,800 independent writing agents selling health insurance to the self-employed market in 44 states.

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

UGA agents and Cornerstone agents also act as field service representatives (FSRs) for the associations. In this capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the late Ronald L. Jensen, UICI’s former Chairman) provides administrative and benefit procurement services to the associations. One of our subsidiaries (UICI Marketing, Inc., a wholly-owned subsidiary and our direct marketing group) generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). UICI Marketing also provides video and print services to the associations and to Specialized Association Services, Inc. See Note K of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

UICI Marketing, Inc. generates sales prospect leads for UGA and Cornerstone for use by their agents. UICI Marketing administers a call center (located in Oklahoma City, Oklahoma) staffing approximately 60 tele-service representatives. UICI Marketing has developed a marketing pool of approximately nine million prospects from various data sources. Prospects initially identified by UICI Marketing that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of UICI Marketing’s traditional and internet lead channels and by expressing an interest in learning more about health insurance. We believe that UGA and Cornerstone agents, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.

Policy Design and Claims Management

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

Provider Network Arrangements

The Company enrolls its indemnity customers in selected PPO networks to obtain discounts on provider services that would otherwise not be available. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas.

We believe that access to provider network contracts is a critical factor in controlling medical costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate. To this end, we access networks of hospitals and physicians through a variety of relationships with third party network providers. During 2005, approximately 77% of submitted claims were adjudicated through provider networks. In addition, we have retained a pharmacy benefits management company that has approximately 55,000 participating pharmacies nationwide. We also utilize co-payments, coinsurance, deductibles and annual limits to manage prescription drug costs.

Acquisition of Health Blocks

Historically, the Company from time to time acquired and may continue to acquire closed (i.e., no new policies) blocks of health insurance policies or companies that own such blocks. These opportunities were pursued on a case-by-case basis, and revenues from such blocks have generally not represented a material portion of SEA Division revenue.

Products for the Small Employer Group Market

During 2004, we announced our intent to enter the small (2-15 members) employer group market with a new suite of products incorporating our recently-acquired HealthMarket consumer driven health plan (CDHP) features and methodology. Small U.S. employers pay approximately $400 billion of health premiums each year, representing approximately one-half of the total employer-funded market. As the most price sensitive segment of the group health insurance market, we believe that this segment offers significant growth opportunities. Subject to receipt of applicable regulatory approvals, these products will be issued and sold by our subsidiary, The MEGA Life and Health Insurance Company, and distributed by independent agents associated with our UGA — Association Field Services marketing division. We believe that our agents’ existing customer relationships with small business owners may provide us with a favorable competitive advantage in the market. In the first quarter of 2005, we began to offer our “Consumer Advantage Plan” to small (2-50 members) employer group consumers in selected urban markets in Texas, Georgia and Michigan. At January 1, 2006 , the Consumer Advantage Plan had also been approved for issuance in Alabama, Arizona, Arkansas, Illinois, Missouri, Nevada, Ohio and Tennessee.

In addition, we intend to continue to utilize and grow the existing network of independent brokers to distribute HealthMarket products to the larger small (2-50 members) employer group market. Subject to applicable regulatory approvals, products to be distributed through the brokerage community will be issued by our subsidiary, The

Chesapeake Life Insurance Company. At the time of our acquisition of substantially all of the operating assets of HealthMarket Inc. in October 2004, HealthMarket’s insurance subsidiary had utilized brokers to enroll in its consumer driven health plans over 2,400 companies with an aggregate of approximately 38,000 members. At February 1, 2006, the Company had executed agreements with approximately 1,100 independent insurance brokers to represent Chesapeake in connection with the sale of products to the small (2-50 member) employer group market.

To date, the Company has generated only nominal revenues from the sale of health insurance products to the small employer group market.

Student Insurance Division

Our Student Insurance Division (based in St. Petersburg, Florida) offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities. We also provide an accident policy for students at public and private schools in pre-kindergarten through grade 12.

Market

The student market consists primarily of students attending colleges and universities in the United States and, to a lesser extent, students attending public and private schools in grades pre-kindergarten through grade 12. Generally, our marketing efforts have been focused on college students whose circumstances are such that health insurance may not otherwise be available through their parents. In particular, older undergraduate, graduate and international students often have a need to obtain insurance as “first-time buyers,” as many schools require proof of insurance as a requirement for enrollment. According to industry sources, there are approximately 2,100 four-year universities and colleges in the United States, which have a combined enrollment of approximately 9.5 million students. Typically, a carrier must be approved and endorsed by the educational institution as a preferred vendor of health insurance coverage to the institution’s students. We believe that we have been authorized by more universities to provide student health insurance plans than any other single insurer.

Products

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

Our Student Insurance division had revenues of $290.4 million, $306.3 million and $249.1 million in 2005, 2004 and 2003, respectively, representing approximately 14%, 15% and 14% of our consolidated revenues in each such year.

Marketing and Sales

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

Star HRG Division

Our Star HRG Division, with principal offices in Phoenix, Arizona, specializes in the development, marketing, and administration of limited-benefit plans for entry level, high turnover, hourly employees. The Star HRG Division reported revenues of $146.6 million, $150.5 million and $118.2 million in the years ended December 31, 2005, 2004 and 2003, respectively, representing approximately 7%, 7% and 6% of our consolidated revenues in each such year.

Market

Star HRG focuses its marketing efforts on the employer-based segment within two distinct markets: mid-size companies employing 100-1,499 eligible employees and larger employers with 1,500 or more eligible employees. Star HRG’s primary product offering is marketed under the trademark name of “Starbridge.” It is offered to large and mid-size companies and constitutes an affordably priced group of limited-benefit plans designed to meet the needs of entry level, high turnover, hourly employees. The plans include consumer-decision tools and are designed to meet the needs of full or part-time employees who are in non-benefited classes and for newly hired individuals who are not yet eligible for full-time benefits. Target industries include national and regional restaurant chains, retail and convenience stores, service stations, call centers, and various other outlets of the service/hospitality industries.

Star HRG’s newest product initiative, Fundamental Care, is an enhanced limited-benefit medical plan designed to fill the gap between voluntary, limited-benefit plans and comprehensive major medical plans. The Fundamental Care plan is designed for employers with a large population of skilled hourly workers who cannot afford to offer their employees a major medical plan. With rates as much as 25-40% less than that of a comprehensive major medical plan, the plan is available for mid-to-large groups with a minimum of 100 employees. Fundamental Care provides insureds up to $50,000 in medical coverage each coverage year. Some benefits include coverage for day-to-day medical needs such as doctor visits, surgery, hospitalization, maternity, wellness care, lab/x-rays, and prescriptions.

Products

Product offerings under Star HRG programs include affordable limited-benefit medical, dental, term life, accidental death benefits, and short-term disability, as well as access to discounted prescription, vision, and other health care related networks and services.

Marketing and Sales

Star HRG markets its products in all 50 states and the District of Columbia. Star HRG markets directly to potential employer-group clients through its dedicated sales force of 17 Star HRG employees. Clients often retain independent insurance agents, brokers, or consultants to facilitate the sales process. Managing General Agents are also utilized to distribute Star HRG’s products to the insurance agent/broker marketplace.

Star HRG’s sales efforts are supplemented by a full-service enrollment center located in Phoenix, Arizona. To increase plan participation, the enrollment center utilizes direct mail pieces, interactive voice response technology and an in-bound/out-bound call center enrollment team.

Life Insurance Division

Our Life Insurance Division offers life insurance products to individuals. At December 31, 2005, the Life Insurance Division (which is based in Oklahoma City, Oklahoma) had nearly $5.8 billion of net life insurance in force and over 300,000 individual policyholders. The Life Insurance Division, which grew historically through acquisitions of closed blocks of life insurance and annuity policies, has more recently shifted its focus and has begun to build new distribution channels and to market and sell newly designed life insurance products. In 2005, 2004 and 2003, the Life Insurance Division generated revenues of $93.5 million, $76.0 million and $68.3 million, respectively, representing 4% of our total revenue in each such year.

Markets Served

The Life Insurance Division offers its life insurance products to demographically growing market segments that we have identified as underserved, including the self-employed market, the middle-income market, the Hispanic market and the senior market.

Products

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

Distribution

The Life Insurance Division distributes its products primarily through two distribution channels. Commencing in the second quarter of 2002, our UGA and Cornerstone agents began to market our universal life and term products to individuals in the self-employed market. In 2003, the Life Insurance Division also entered into new marketing relationships with two independent marketing companies to distribute our products through networks of managing general agents (MGAs). One marketing company offers universal life and term products to middle-income buyers, as well as through agencies that specialize in sales to Hispanic buyers. The second marketing company offers our whole life product line exclusively for seniors. At year-end 2005, these two marketing organizations had contracted over 13,000 independent agents to distribute our products.

Marketing and Sales

With the help of agents associated with UGA and Cornerstone, the Life Insurance Division seeks to leverage our significant health insurance customer base by positioning itself to offer those customers (self-employed individuals) universal life and term life products designed to fit their changing needs. The two independent marketing companies with which we have contracted offer their agents product lines to cover the needs of the middle-income market, the Hispanic market and the senior market. The Life Insurance Division has also developed a needs analysis software selling system, “Blueprint for Lifetm.” This selling tool allows the agent to accurately and quickly identify the amount of insurance that should be carried by an individual. We believe that the “Blueprint for Life” provides a much needed and valuable service to the middle-income buyer, who has often been overlooked or underserved by other distributors of life insurance products.

Former College Fund Life Division

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

Effective May 31, 2003, we closed our College Fund Life Division and discontinued offering the College Fund Life product, including the child term rider that committed us to provide private student loans to help fund the named child’s higher education. Despite the close of the College Fund Life Division, we continue to have outstanding commitments to fund student loans for the years 2006 through 2026 with respect to policies previously issued. See Notes H and L of Notes to Consolidated Financial Statements.

Other Insurance

Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In the year ended December 31, 2005, ZON Re generated revenues of $34.8 million and operating income of $4.7 million.

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

Ceded Reinsurance

Our insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. The maximum retention by us on one individual in the case of life insurance is $200,000 for MEGA, Mid-West and Chesapeake. We use reinsurance for our health insurance business solely for limited purposes. Reinsurance agreements are intended to limit an insurer’s maximum loss.

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

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The most recently completed financial examination for MEGA in Oklahoma (MEGA’s domicile state) was completed as of and for the two-year period ended December 31, 2003. The most recently completed financial examination for Mid-West in Tennessee (Mid-West’s state of domicile until 2005) was completed as of and for the four-year period ended December 31, 2003. The most recently completed financial examination for Chesapeake in Oklahoma (Chesapeake’s domicile state) was completed as of and for the three-year period ended December 31, 2003.

State insurance departments have also periodically conducted and continue to conduct market conduct examinations of UICI’s insurance subsidiaries. As of December 31, 2005, either or both of MEGA and Mid-West were subject to ongoing market conduct examinations and/or open inquiries with respect to marketing practices in 13 states. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such market conduct examinations. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition.

In March 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. That examination commenced in May 2005 and is ongoing. While we do not currently believe that the multi-state market conduct examination will have a material adverse effect upon our consolidated financial position or results of operations, state insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations.

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

We provide health insurance products to consumers in the self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products is issued to members of various independent membership associations that act as the master policyholder for such products. During 2004, we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. See Note L of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

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

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2005, the risk-based capital ratio of each of our domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA)

As with other lines of insurance, the regulation of health insurance historically has been within the domain of the states. However, HIPAA and the implementing regulations promulgated thereunder by the Department of Health and Human Services impose obligations for issuers of health and dental insurance coverage and health and dental benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions. Most of the insurance reform provisions of HIPAA became effective for plan years beginning on or after July 1, 1997.

HIPAA also establishes requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic health care transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003 and the security regulations by April 2005. As have other entities in the health care industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to maintain compliance. We have worked diligently to comply with these regulations within the time periods required and believe that we have complied.

HIPAA is a far-reaching and complex issue and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

UICI is continuously reviewing the potential impact of the HIPAA privacy and security regulations on its operations, including its information technology and security systems. There can be no assurance that the restrictions and duties imposed by the final rules on the privacy and security of individually-identifiable health information will not have a material adverse effect on UICI’s business and future results of operations.

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

CAN SPAM Act

From time to time the Company utilizes, either directly or through third party vendors, e-mail to identify prospective sales leads for use by its agents. The federal CAN SPAM Act, which became effective January 1, 2004 and is administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. While targeting and prohibiting e-marketers to send unsolicited commercial e-mail with falsified headers, the CAN SPAM Act permits the use of unsolicited commercial e-mail if and as long as the message contains an opt-out mechanism, a functioning return e-mail address, a valid subject line indicating the e-mail is an advertisement and the legitimate physical address of the mailer. While the Company has taken what it believes are reasonable steps to ensure that it, and the various third party vendors with which it does business, are in full compliance with the CAN SPAM Act, failure to comply with the provisions of the CAN SPAM Act could result in regulatory fines and civil lawsuits.

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

GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, selected state insurance regulators or state legislatures have adopted rules that limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners has recently promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA have significantly affected how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

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

Employees

We had approximately 2,700 employees at February 14, 2006. We consider our employee relations to be good. Agents associated with our UGA and Cornerstone field forces constitute independent contractors and are not employees of the Company.

Item 1A.	Risk Factors

The following factors could impact the Company’s business and financial prospects:

•	UICI may lose business to competitors offering competitive products at lower prices.

We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing or, have higher financial strength or claims paying ratings. Competitors with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from health care providers that are not available to us.

•	Failure to accurately estimate medical claims and health care costs may have a significant impact on the Company’s business and results of operation.

If we are unable to accurately estimate medical claims and control health care costs, our results of operations may be materially and adversely affected. We estimate the cost of future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. We establish premiums based on these methods. The premiums we charge our customers generally are fixed for one-year periods, and costs we incur in excess of our medical claim projections generally are not recovered in the contract year through higher premiums.

•	Failure of our insurance subsidiaries to maintain their current insurance ratings could materially adversely affect UICI’s business and results of operations.

Our principal insurance subsidiaries are currently rated by A.M. Best Company, Fitch and Standard & Poor’s. If our insurance subsidiaries are not able to maintain their current rating by A.M. Best Company, Fitch and/or Standard & Poor’s, our results of operations could be materially adversely affected. Decreases in operating performance and other financial measures may result in a downward adjustment of the rating of our insurance subsidiaries assigned by A.M. Best Company, Fitch or Standard & Poor’s. Other factors beyond our control, such as general downward economic cycles and changes implemented by the rating agencies, including changes in the criteria for the underwriting or the capital adequacy model, may also result in a decrease in the rating. A downward adjustment in rating by A.M. Best Company, Fitch and/or Standard & Poor’s of our insurance subsidiaries could have a material adverse effect on our business and results of operations.

•	Changes in our relationship with membership associations that make available to their members our health insurance products and/or changes in the laws and regulations governing so-called “association group” insurance could materially adversely affect UICI’s business and results of operations.

As is the case with many of our competitors in the self-employed market, a substantial portion of our health insurance products is issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their members access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us or the association upon not less than one year’s advance notice to the other party.

Our UGA agents and Cornerstone America agents also act as field service representatives (FSRs) for the associations, in which capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the late Ronald L. Jensen (UICI’s former Chairman)) provides administrative and benefit procurement services to the associations. One of our subsidiaries (UICI Marketing, Inc., a wholly-owned subsidiary and our direct marketing group) generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). UICI Marketing also provides video and print services to the associations and to Specialized Association Services, Inc. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance, particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis, could have a material adverse impact on our financial condition, results of operations and/or business.

•	Our domestic insurance subsidiaries are currently the subject of a multi-state market conduct examination, and an adverse finding or outcome from that examination could adversely affect our results of operations and financial condition.

In March 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. That examination commenced in May 2005 and is ongoing. While we do not currently believe that the multi-state market conduct examination will have a material adverse effect upon our consolidated financial position or results of operations, state insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations.

•	Negative publicity regarding our business practices and about the health insurance industry in general may harm our business and adversely affect our results of operations and financial condition.

The health and life insurance industry and related products and services we provide attracts negative publicity from consumer advocate groups and the media. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

•	UICI’s failure to secure and enhance cost-effective health care provider network contracts may result in a loss of insureds and/or higher medical costs and adversely affect UICI’s results of operations.

Our results of operations and competitive position could be adversely affected by our inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers. The failure to secure cost-effective health care provider network contracts may result in a loss of insureds or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could adversely affect our results of operations.

•	UICI’s inability to obtain funds from its insurance subsidiaries may cause it to experience reduced cash flow, which could affect the Company’s ability to pay its obligations to creditors as they become due.

We are a holding company, the principal assets of which are our investments in our separate operating subsidiaries, including our regulated insurance subsidiaries. Our ability to fund our cash requirements is largely dependent upon our ability to access cash from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to transfer funds to us. If we are unable to obtain funds from our insurance subsidiaries, we will experience reduced cash flow, which could affect our ability to pay our obligations to creditors as they become due.

•	A failure of our information systems to provide timely and accurate information could adversely affect our business and results of operations.

Information processing is critical to our business, and a failure of our information systems to provide timely and accurate information could adversely affect our business and results of operations. The failure to maintain an effective and efficient information system or disruptions in our information system could cause disruptions in our business operations, including (a) failure to comply with prompt pay laws; (b) loss of existing insureds; (c) difficulty in attracting new insureds; (d) disputes with insureds, providers and agents; (e) regulatory problems; (f) increases in administrative expenses; and (g) other adverse consequences.

•	Changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products in certain states.

We conduct business in a heavily regulated industry, and changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products in certain states. Some of the new federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to health care reform require us to implement changes in our programs and systems in order to maintain compliance. We have incurred significant expenditures as a result of HIPAA regulations and expect to continue to incur expenditures as various regulations become effective.

•	We may not have enough statutory capital and surplus to continue to write business.

Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy. The resulting reduction in statutory surplus, or surplus strain, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk-based capital ratios in any state, we could be prohibited from writing new policies in such state.

•	Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and results of operations.

•	Litigation may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies, including us, have been named as defendants in class actions relating to market conduct or sales practices.

For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

•	If we fail to comply with extensive state and federal regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•	licensing of insurers and their agents;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Our failure to comply with new or existing government regulation could subject us to significant fines and penalties. Our efforts to measure, monitor and adjust our business practices to comply with current laws are ongoing. Failure to comply with enacted regulations could result in significant fines, penalties, or the loss of one or more of our licenses. As governmental regulation changes, the costs of compliance may cause us to change our operations significantly, or adversely impact the health care provider networks with which we do business, which may adversely affect our business and results of operations. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

•	Applicable insurance laws may make it difficult to effect a change of control of UICI.

Under the insurance laws of most states, before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Before granting approval of an application to acquire control of a domestic insurer, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the completion of the acquisition of control. This requirement may make it difficult to effect a change of control of the surviving corporation in the future.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently own and occupy our executive offices located at 9151 Grapevine Highway, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 281,000 square feet of office and warehouse space. In addition, we lease office space at various locations.

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

	High	Low

Fiscal Year Ended December 31, 2004
1st Quarter	$15.00	$12.70
2nd Quarter	23.81	14.56
3rd Quarter	33.05	21.93
4th Quarter	35.84	24.00
Fiscal Year Ended December 31, 2005
1st Quarter	$33.25	$24.10
2nd Quarter	30.56	21.90
3rd Quarter	36.17	29.35
4th Quarter	36.40	35.47

As of February 13, 2006, there were approximately 10,600 holders of record of Common Stock.

On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend were paid on March 15, 2005 to shareholders of record at the close of business on February 21, 2005. On July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.

Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company does not anticipate declaring or paying additional dividends on shares of its common stock.

In addition, dividends paid by the Company’s domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state. See Note J of the Notes to Consolidated Financial Statements included herein.

During the year ended December 31, 2005, the Company did not issue any shares of unregistered common stock.

Issuer Purchases of Equity Securities

Set forth in the table below is certain information with respect to purchases of shares of the Company’s common stock in the open market during each of the months in the year ended December 31, 2005 (a) pursuant to the authority granted under the Company’s previously announced share repurchase program (see discussion below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Repurchase Program”), (b) to facilitate agent-participants’ contributions to, and to satisfy the Company’s commitment to issue its shares upon vesting of matching credits under, the stock accumulation plans established for the benefit of the Company’s agents (see Note M of Notes to Consolidated Financial Statements), and (c) by the trustee for the Company’s Employee Stock Ownership and Retirement Savings Plan (which reflects shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions):

				Total Number of		Maximum Number
				Shares Purchased as		of Shares That May
	Total Number			Part of Publicly		yet be Purchased
	of Shares		Average Price	Announced Plans or		Under the Plans or
Period	Purchased		Paid per Share	Programs		Programs

01/01/05-01/31/05	82,570		$32.67	—		929,000
02/01/05-02/28/05	116,479		30.07	—		929,000
03/01/05-03/31/05	123,573		27.37	—		929,000
04/01/05-04/30/05	385,755		22.88	310,900		618,100
05/01/05-05/31/05	96,696		24.42	—		618,100
06/01/05-06/30/05	62,879		27.34	—		618,100
07/01/05-07/31/05	53,046		30.60	—		618,100
08/01/05-08/31/05	49,196		32.18	—		618,100
09/01/05-09/30/05	52,036		31.78	—		618,100
10/01/05-10/31/05	46,926		35.92	—		618,100
11/01/05-11/30/05	42,278		36.08	—		618,100
12/01/05-12/31/05	33,921		36.01	—		618,100

Total	1,145,355	(1)	$27.75	310,900	(2)

(1)	The number of shares purchased other than through a publicly announced plan or program includes 335,542 shares purchased with respect to the UICI Employee Stock Ownership and Savings Plan; 483,594 shares purchased with respect to the stock accumulation plans established for the benefit of the Company’s agents and 15,319 shares purchased with respect to UICI restricted stock plans.

(2)	In November 1998 the Company announced the authorization to repurchase 4,500,000 shares, and the Company reconfirmed the repurchase program on February 28, 2001 and February 11, 2004. The Company announced the authorization to repurchase an additional 1,000,000 shares under the program on April 28, 2004. The repurchase program has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to common stock that may be issued under UICI’s equity compensation plans as of December 31, 2005:

				Number of Securities
				Remaining Available for Future
	Number of Securities to		Weighted-Average Exercise	Issuance Under Equity
	Be Issued upon Exercise		Price of Outstanding	Compensation Plans
	of Outstanding Options,		Options, Warrants and	(Excluding Securities Reflected in
	Warrants and Rights		Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,360,706	(1)	$6.31	4,921,384	(2)
Equity compensation plans not approved by security holders	-0-		$0.00	-0-

Total	2,360,706			4,921,384

(1)	Includes 624,481 stock options exercisable at a weighted average exercise price of $23.86 under the UICI 1987 Stock Option Plan. Also includes 1,100,915 shares issuable upon vesting of matching credits granted to participants under the Agency Matching Total Ownership Plan II (AMTOP II), 628,004 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan I (MAC I) and 7,306 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan II (MAC II) in each case at a deemed exercise price of $-0-.

(2)	Includes securities available for future issuance as follows: UICI 1987 Stock Option Plan, 2,071,414 shares; 2000 Restricted Stock Plan, 44,941 shares; 2001 Restricted Stock Plan, 123,755 shares; 2005 Restricted Stock Plan, 100,000 shares; Agency Matching Total Ownership Plan I (AMTOP I), 20,398 shares; Agency Matching Total Ownership Plan II (AMTOP II), 1,455,304 shares; Matching Agency Contribution Plan I (MAC I), 762,878 shares; Matching Agency Contribution Plan II (MAC II), 342,694 shares.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2005 has been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$2,121,218	$2,069,109	$1,825,162	$1,380,033	$973,095
Income from continuing operations before income taxes	313,150	221,149	131,916	76,759	73,163
Income from continuing operations	202,970	145,881	87,324	51,054	49,484
Income (loss) from discontinued operations	531	15,677	(72,990)	953	(6,592)
Net income	$203,501	$161,558	$14,334	$46,863	$42,892
Per Share Data:
Earnings per share from continuing operations:
Basic earnings per common share	$4.40	$3.16	$1.88	$1.08	$1.06
Diluted earnings per common share	$4.31	$3.07	$1.82	$1.05	$1.03
Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per common share	$0.01	$0.34	$(1.57)	$0.02	$(0.14)
Diluted earnings (loss) per common share	$0.01	$0.33	$(1.52)	$0.02	$(0.13)
Earnings per share:
Basic earnings per common share	$4.41	$3.50	$0.31	$0.99	$0.92
Diluted earnings per common share	$4.32	$3.40	$0.30	$0.96	$0.90
Operating Ratios:
Health Ratios:
Loss ratio(1)	57%	61%	65%	63%	64%
Expense ratio(1)	31%	33%	34%	34%	34%

Combined health ratio	88%	94%	99%	97%	98%

Balance Sheet Data:
Total investments, cash and cash overdraft(2)	$1,774,188	$1,710,589	$1,579,131	$1,355,918	$1,231,860
Total assets	2,371,530	2,345,658	2,126,959	1,915,188	1,676,711
Total policy liabilities	1,174,264	1,258,671	1,184,984	1,028,969	891,361
Total debt	15,470	15,470	18,951	7,922	23,511
Student loan credit facilities	130,900	150,000	150,000	150,000	100,000
Stockholders’ equity	871,081	714,145	587,568	585,050	534,572
Stockholders’ equity per share(3)	$19.05	$15.18	$12.15	$11.76	$10.81

(1)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(2)	Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(3)	Excludes the unrealized gains (losses) on securities available for sale, which gains are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

Overview

We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets, and life insurance policies to markets that we believe are underserved. We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,800 independent writing agents selling health insurance to the self-employed market in 44 states.

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

Set forth in the table below is premium by insurance division for each of the past three fiscal years:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Premium:
Self-Employed Agency Division	$1,394,644	$1,355,328	$1,192,688
Student Insurance Division	282,486	297,036	239,574
Star HRG Division	144,612	145,749	114,428
Life Insurance Division	61,936	46,503	36,413
Other Insurance	33,856	14,127	150

Total premium	$1,917,534	$1,858,743	$1,583,253

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

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These claim liabilities are developed using actuarial principles and assumptions that consider a number of items, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. See discussion below, “Critical Accounting Policies and Estimates — Claims Liabilities” and Note F of Notes to Consolidated Financial Statements.

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

Our business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance (consisting of the Company’s ZON Re, USA LLC accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003). In 2005, the incremental costs associated with the pending acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

On September 15, 2005, UICI entered into a merger agreement, pursuant to which affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners will acquire UICI in a cash merger, with UICI being the surviving corporation in the merger. The Board of Directors of the Company has established February 13, 2006 as the record date for determining stockholders entitled to notice of or to vote at a special meeting of stockholders to be held on March 29, 2006 for the purpose of adopting the merger agreement. Completion of the transaction is subject to insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close on or about April 3, 2006.

Results of Operations — Overview

During 2005, the Company’s financial condition, cash flow and results from operations were impacted by the following key factors and developments:

• Favorable Results at SEA Division

The Company’s 2005 results from continuing operations benefited from the strong performance of its SEA Division, which reported record operating income in 2005 of $310.5 million, compared to operating income of $260.7 million in 2004. Results at the Company’s SEA Division in 2005 reflected a favorable loss ratio and increased renewal premium revenue, with which is associated a lower commission rate compared to the commission rate on first year premium revenue.

• Improved Results at Student Insurance Division

The Company’s 2005 results from continuing operations benefited from improved results at its Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities). The Company’s Student Insurance Division reported operating losses of $(8.9) million in 2005, compared to operating losses of $(49.5) million in 2004, reflecting a significant improvement in loss experience on the Student Insurance book of business, lower administrative expenses as a percentage of earned premium and better utilization of network service agreements with healthcare providers.

Results of Operations

The table below sets forth certain summary information about our operating results for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
	(Dollars in thousands)

Revenue
Premiums:
Health	$1,855,969	2%	$1,812,892	17%	$1,547,233
Life premiums and other considerations	61,565	34%	45,851	27%	36,020

Total premium	1,917,534	3%	1,858,743	17%	1,583,253
Investment income	97,788	14%	85,868	11%	77,661
Other income	106,656	(9)%	117,827	(4)%	124,537
Gains (losses) on sale of investments	(760)	NM	6,671	NM	39,711

Total revenues	2,121,218	3%	2,069,109	13%	1,825,162
Benefits and Expenses
Benefits, claims, and settlement expenses	1,092,136	(4)%	1,134,901	9%	1,045,640
Underwriting, policy acquisition costs, and insurance expenses	625,633	(1)%	632,132	12%	563,574
Variable stock compensation expense (benefit)	7,214	(50)%	14,307	NM	(459)
Other expenses	77,076	22%	63,203	(20)%	79,264
Interest expense	6,009	76%	3,417	13%	3,016
Losses in Healthaxis, Inc. investment	—	NM	—	NM	2,211

Total benefits and expenses	1,808,068	(2)%	1,847,960	9%	1,693,246

Income from continuing operations before income taxes	313,150	42%	221,149	68%	131,916
Federal income taxes	110,180	46%	75,268	69%	44,592

Income from continuing operations	202,970	39%	145,881	67%	87,324
Income (loss) from discontinued operations (net of income tax benefit)	531	NM	15,677	NM	(72,990)

Net income	$203,501	NM	$161,558	NM	$14,334

NM: not meaningful

Income from continuing operations before federal income taxes (“operating income”) for each of the Company’s business segments and divisions in 2005, 2004 and 2003 was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating income (loss)
Insurance:
Self-Employed Agency Division	$310,466	$260,745	$109,079
Student Insurance Division	(8,870)	(49,482)	(9,783)
Star HRG Division	1,434	3,320	1,910
Life Insurance Division	8,580	4,362	(2,350)
Other Insurance(1)	4,658	1,415	(705)

Total Insurance	316,268	220,360	98,151
Other Key Factors — Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	13,153	15,096	33,306
Merger transaction costs(2)	(9,057)	—	—
Variable stock-based compensation	(7,214)	(14,307)	459

Total Other Key Factors	(3,118)	789	33,765

Total operating income	$313,150	$221,149	$131,916

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.

(2)	Includes the incremental costs associated with the pending acquisition of the Company by a group of private equity investors.

2005 Compared to 2004

UICI reported revenues and income from continuing operations in 2005 of $2.121 billion and $203.0 million ($4.31 per diluted share), respectively, compared to 2004 revenues and income from continuing operations of $2.069 billion and $145.9 million ($3.07 per diluted share), respectively. Reflecting results from discontinued operations, the Company reported overall 2005 net income of $203.5 million ($4.32 per diluted share), compared to 2004 net income of $161.6 million ($3.40 per diluted share).

Continuing Operations

Revenues.  UICI’s revenues increased to $2.121 billion in 2005 from $2.069 billion in 2004, an increase of $52.1 million, or 3%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a 2% increase in health premium revenue (to $1.856 billion in 2005 from $1.813 billion in 2004), which increase was primarily attributable to the assumption of existing health policies acquired in October 2004 as part of the HealthMarket acquisition.

•	Life premiums and other considerations increased by 34%, to $61.6 million in 2005 from $45.9 million in 2004. This increase was attributable primarily to sales of newly-designed life products through its relationships with its two independent marketing companies.

•	Due to a 6% year over year increase in the book value of invested assets and an increase in the yield on short-term and other investments, investment income increased to $97.8 million in 2005 compared to $85.9 million in 2004.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 9% to $106.7 million in 2005 from $117.8 million in 2004. The decrease was primarily related to a year over year decrease in new business for which the Company receives membership marketing and administrative fees.

•	The Company recognized losses on sale of investments of $(760,000) in 2005 compared to gains on sales of investments of $6.7 million in 2004. The 2005 losses were primarily attributable to the impairment of certain fixed maturities written down in the fourth quarter of 2005.

Expenses.  UICI’s total expenses decreased to $1.808 billion in 2005 from $1.848 billion in 2004, a decrease of $39.9 million, or 2%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses decreased by 4% to $1.092 billion in 2005 from $1.135 billion in 2004. Benefits, claims and settlement expenses decreased primarily as a result of a significant improvement in the loss experience at the Student Insurance Division and a decrease in loss ratio at its Self-Employed Agency Division. The actual claim payment experience during 2005 with respect to prior periods at the its Self-Employed Agency Division was more favorable than originally estimated when the claim liabilities were established in 2004.

•	Underwriting costs, policy acquisition costs and insurance expenses decreased by 1% to $625.6 million in 2005 from $632.1 million in 2004. The decrease is primarily due to the expenses incurred at the Student Insurance Division in 2004 related to the inefficiencies in its previous claims system including an impairment charge in the amount of $(6.6) million principally associated with the abandonment of computer hardware and software assets associated with its claims processing system.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2005, the Company recognized a non-cash stock based compensation expense in the amount of $(7.2) million, compared to non-cash stock based compensation expense of $(14.3) million in 2004. The decrease is principally due to the smaller change in share price during 2005 (from $33.90 to $35.51) compared to 2004 (from $13.28 to $33.90) and a decrease in the amount of unvested credits to 1,571,952 from 1,904,526.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products and general expenses relating to corporate operations) increased by 22%, to $77.1 million in 2005 from $63.2 million in 2004. The majority of the increase is attributed to incremental costs in the amount of $(9.1) million associated with the pending acquisition of the Company by a group of private equity investors.

•	Total interest expense increased by 76%, to $6.0 million in 2005 from $3.4 million in 2004, primarily due to an increase in the interest rates associated with student loan indebtedness (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements).

Operating Income.  Operating income increased by 42%, to $313.2 million in 2005 from $221.1 million in 2004. As discussed more fully below, the Company’s 2005 results from continuing operations benefited from a significant year-over-year increase in operating income at its SEA Division (from $260.7 million in 2004 to $310.5 million in 2005).

The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003). In 2005, the incremental costs associated with the pending acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

Self-Employed Agency Division

Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
	(Dollars in thousands)

Revenues:
Earned premium revenues	$1,394,644	3%	$1,355,328	14%	$1,192,688
Investment income(1)	32,725	(3)%	33,640	8%	31,230
Other income	98,599	(8)%	107,231	(6)%	114,429

Total revenues	1,525,968	2%	1,496,199	12%	1,338,347
Expenses:
Benefits expenses	718,502	(2)%	736,678	0%	736,101
Underwriting and acquisition expenses	445,411	0%	445,737	4%	428,403
Other expenses(1)	51,589	(3)%	53,039	(18)%	64,764

Total expenses	1,215,502	(2)%	1,235,454	1%	1,229,268

Operating income	$310,466	19%	$260,745	139%	$109,079

Other operating data:
Loss ratio(2)	51.5%	(5)%	54.4%	(12)%	61.7%
Expense ratio(2)	32.0%	(3)%	32.9%	(8)%	35.9%

Combined health ratio	83.5%	(4)%	87.3%	(11)%	97.6%

Operating margin(3)	22.3%	16%	19.2%	111%	9.1%
Average number of writing agents in period	2,045	(12)%	2,329	(9)%	2,551
Submitted annualized volume(4)	$727,522	(15)%	$860,377	(4)%	$895,159

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

For 2005, the SEA Division reported operating income of $310.5 million compared to operating income of $260.7 million in 2004. Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in 2005 was 22.3% compared to 19.2% in 2004.

Operating income at the SEA Division in 2005 was positively impacted by an increase in earned premium revenue, a lower loss ratio (from 54.4% in 2004 to 51.5% in 2005) resulting from favorable claims experience, and a decrease in commission expenses as a percentage of earned premium. Earned premium revenue at the SEA Division increased to $1.395 billion in 2005, compared to earned premium revenue of $1.355 billion in 2004. However, the increase in premium is primarily attributable to the assumption during the fourth quarter of 2004 of small group policies originally issued by HealthMarket’s wholly owned insurance subsidiary during the fourth quarter of 2004. During 2005, the premium from the traditional health products issued by the SEA Division decreased approximately 1% due to the decline in submitted annualized premium volume.

Results at the SEA Division in 2005 reflected a benefit in the amount of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. The largest portion of the adjustment (approximately $21.0 million) was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months. The remaining portion of the adjustment to the claim liability (approximately $12.3 million) was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices. The SEA Division’s results for the year ended December 31, 2005 also reflected a favorable claim liability adjustment in the amount of $7.6 million recorded in the first quarter of 2005 attributable to a refinement of an estimate for the Company’s claim liability established with respect to a product rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. Results at the SEA Division in 2004 reflected the reduction in the amount of $47.8 million of claim liabilities established in 2003 in response to a rapid pay down in 2003 of an excess pending claims inventory.

As a result of the favorable claims experience associated with the SEA Division’s health insurance products, during the fourth quarter of 2005 the Company implemented reduced premium rates (average 15% reduction) on new business in a number of markets.

The increase in operating margin in 2005 compared to 2004 was attributable primarily to the year-over-year increase in earned premium, lower loss ratio and a decrease in the effective commission rate (due to a decrease in the amount of first year premium relative to renewal premium, which carries a lower commission rate compared to commissions on first year premium). These factors favorably impacting operating margin in 2005 were offset by higher administrative expenses as a percentage of premium (which resulted from certain administrative costs associated with the previously announced multi-state market conduct review) and incremental administrative costs associated with the Company’s small group business acquired in November 2004.

In 2005, total SEA Division submitted annualized premium volume decreased by 15.4%, to $727.5 million in 2005 from $860.4 million in 2004. The decrease in submitted annualized premium volume can be attributed primarily to a reduction in the average number of writing agents per week in the field (from 2,329 in 2004 to 2,045 in 2005).

In response to the decline in submitted annualized premium volume experienced in 2005, at the end of 2005 the SEA Division commenced several new initiatives designed to increase the average number of writing agents and agent productivity. These initiatives included the creation of commission incentives designed to recognize outstanding sales performance and a significant redesign of the unit’s health insurance products. For the first six weeks of 2006, the average number of writing agents per week has increased approximately 20% over the average number of writing agents per week for the fourth quarter of 2005. In addition, through the first six weeks of 2006, the productivity of our writing agents (measured as the number of submitted health applications per writing agent) has increased approximately 5.3% over productivity in the corresponding period of 2005. As a result of these factors, submitted annualized premium volume in the first six weeks of 2006 has increased over submitted annualized premium volume in the corresponding period of 2005.

Student Insurance Division

Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
	(Dollars in thousands)

Revenues:
Earned premium revenues	$282,486	(5)%	$297,036	24%	$239,574
Investment income(1)	6,121	1%	6,089	22%	5,008
Other income	1,771	(45)%	3,200	(29)%	4,489

Total revenues	290,378	(5)%	306,325	23%	249,071
Expenses:
Benefits expenses	222,306	(16)%	265,698	33%	200,510
Underwriting and acquisition expenses(1)	76,942	(15)%	90,109	54%	58,344

Total expenses	299,248	(16)%	355,807	37%	258,854

Operating income (loss)	$(8,870)	NM	$(49,482)	NM	$(9,783)

Other operating data:
Loss ratio(2)	78.7%	(12)%	89.4%	7%	83.7%
Expense ratio(2)	27.2%	(11)%	30.4%	25%	24.3%

Combined health ratio	105.9%	(12)%	119.8%	11%	108.0%

Operating margin(3)	(3.1)%	NM	(16.7)%	NM	(4.1)%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

NM: not meaningful

The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating losses of $(8.9) million in 2005 compared to operating losses of $(49.5) million in 2004.

Results for 2005 at the Student Insurance Division reflected a significant improvement in loss experience on the Student Insurance book of business. The loss ratio decreased to 78.7% in 2005, from 89.4% in 2004. For 2005, operating results also benefited from lower administrative expenses as a percentage of earned premium and from better utilization of network service agreements with healthcare providers. Results in 2004 also reflected a second quarter impairment charge in the amount of $(6.3) million, which was principally associated with the abandonment of computer hardware and software assets associated with a claims processing system.

Earned premium revenue at the Student Insurance Division decreased to $282.5 million in 2005, from $297.0 million in 2004. The decrease in premium reflected, in part, the non-renewal in the 2005-2006 school year of certain accounts that had performed poorly in the 2004-2005 school year.

Star HRG Division

Set forth below is certain summary financial and operating data for the Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
	(Dollars in thousands)

Revenues:
Earned premium revenues	$144,612	(1)%	$145,749	27%	$114,428
Investment income(1)	703	(14)%	817	18%	695
Other income	1,323	(66)%	3,897	26%	3,090

Total revenues	146,638	(3)%	150,463	27%	118,213
Expenses:
Benefits expenses	92,135	(1)%	92,754	22%	75,951
Underwriting and acquisition expenses(1)	53,069	(2)%	54,389	35%	40,352

Total expenses	145,204	(1)%	147,143	27%	116,303

Operating income (loss)	$1,434	(57)%	$3,320	74%	$1,910

Other operating data:
Loss ratio(2)	63.7%	0%	63.6%	(4)%	66.4%
Expense ratio(2)	36.7%	(2)%	37.4%	6%	35.2%

Combined health ratio	100.4%	(1)%	101.0%	(1)%	101.6%

Operating margin(3)	1.0%	(57)%	2.3%	35%	1.7%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting expenses, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

The Company’s Star HRG Division reported operating income in 2005 in the amount of $1.4 million, compared to operating income of $3.3 million in 2004. The loss ratio associated with the Star HRG business increased slightly to 63.7% in 2005 from 63.6% in 2004, and the underwriting and acquisition expense ratio decreased slightly to 36.7% in 2005 from 37.4% in 2004. The decrease in “Other income” from 2004 to 2005 was associated with the decrease in administrative fees on business underwritten by a third party insurance carrier and a decrease in fees received on ancillary products.

Earned premium revenue at the Star HRG Division was $144.6 million in 2005, compared to $145.7 million in 2004.

Life Insurance Division

Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
	(Dollars in thousands)

Revenues:
Earned premium revenues	$61,936	33%	$46,503	28%	$36,413
Investment income(1)	30,157	9%	27,625	(10)%	30,610
Other income	1,433	(23)%	1,861	51%	1,236

Total revenues	93,526	23%	75,989	11%	68,259
Expenses:
Benefits expenses	39,684	18%	33,613	2%	33,018
Underwriting and acquisition expenses(1)	40,401	13%	35,680	0%	35,678
Interest expense	4,861	108%	2,334	22%	1,913

Total expenses	84,946	19%	71,627	1%	70,609

Operating income (loss)	$8,580	97%	$4,362	286%	$(2,350)

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

The Company’s Life Insurance Division reported operating income in 2005 of $8.6 million compared to operating income of $4.4 million in 2004. The year-over-year increase in operating income was attributable to an increase in revenue and a decrease in fixed administrative costs as a percentage of earned premium revenue.

For the year ended December 31, 2005, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $32.9 million compared to $32.7 million in the corresponding 2004 period. Annualized paid premium volume for the fourth quarter of 2005 was negatively impacted by a slowdown in agent recruitment by the two independent marketing companies that distribute our products through networks of managing general agents (MGAs), who were waiting for the 2006 introduction of new life products.

Other Insurance

During 2003, through a newly formed company, ZON Re USA LLC (an 82.5%-owned subsidiary), we began to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In 2005, ZON Re generated revenues and operating income of $34.8 million and $4.7 million, respectively, compared to revenues and operating income of $14.4 million and $1.4 million, respectively, in 2004.

Other Key Factors

The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, variable stock compensation and other unallocated items and general expenses relating to corporate operations. In 2005, the incremental costs associated with the pending acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

The Company’s Other Key Factors segment reported operating losses of $(3.1) million in 2005, compared to operating income of $789,000 in 2004. The increase in operating losses in 2005 in the Other Key Factors segment was primarily attributable to a decrease in net realized gains associated with the Company’s investment portfolio

(from $7.6 million in net realized gains in 2004 to $(760,000) in net realized losses in 2005), an increase in general corporate expenses of $(6.3) million and incremental costs in the amount of $(9.1) million associated with the pending acquisition of the Company by a group of private equity investors. These unfavorable factors were partially offset by a $12.8 million increase in investment income on equity and a $7.1 million year-over-year decrease in variable stock-based compensation expense associated with the various stock accumulation plans established by the Company for the benefit of its independent agents (from $14.3 million in 2004 to $7.2 million in 2005).

Discontinued Operations

The Company reported income from discontinued operations in 2005 the amount of $531,000, net of tax ($0.01 per diluted share) compared to income from discontinued operations of $15.7 million, net of tax ($0.33 per diluted share) in 2004.

Results from discontinued operations for 2004 reflected a pre-tax gain in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets held by the Company’s former Academic Management Services Corp. subsidiary (which the Company disposed of in November 2003), and a favorable resolution of a dispute related to the Company’s former Special Risk Division that resulted in pre-tax income in the amount of $10.7 million.

2004 Compared to 2003

UICI reported revenues and income from continuing operations in 2004 of $2.069 billion and $145.9 million ($3.07 per diluted share), respectively, compared to 2003 revenues and income from continuing operations of $1.825 billion and $87.3 million ($1.82 per diluted share), respectively. Reflecting results from discontinued operations, the Company reported overall 2004 net income of $161.6 million ($3.40 per diluted share), compared to 2003 net income of $14.3 million ($0.30 per diluted share).

Continuing Operations

Revenues.  UICI’s revenues increased to $2.069 billion in 2004 from $1.825 billion in 2003, an increase of $243.9 million, or 13.4%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a 17% increase in health premium revenue (to $1.813 billion in 2004 from $1.547 billion in 2003), which increase resulted from new business, as well as increased renewal business derived from new health business originally written in 2001 and 2002.

•	Life premiums and other considerations increased by 27%, to $45.9 million in 2004 from $36.0 million in 2003. This increase was attributable primarily to sales of newly-designed life products through its relationships with its two independent marketing companies.

•	Due to a 10% year over year increase in invested assets, investment income increased to $85.9 million in 2004 compared to $77.7 million in 2003.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 4%, to $117.8 million in 2004 from $124.6 million in 2003. The decrease was primarily related to a year over year decrease in new business for which the Company receives membership marketing and administrative fees.

•	The Company recognized gains on sale of investments of $6.7 million in 2004 compared to $39.7 million in 2003. The realized gains in 2003 resulted primarily from a $40.4 million (pre-tax) gain generated in the fourth quarter of 2003 on the sale of a substantial portion of the Company’s stake in AMLI Residential.

Expenses.  UICI’s total expenses increased to $1.848 billion in 2004 from $1.693 billion in 2003, an increase of $154.7 million, or 9%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased by 9% to $1.135 billion in 2004 from $1.046 billion in 2003. Benefits, claims and settlement expenses grew at a rate lower than premium revenues primarily as a result of a decrease in loss ratio due in significant part to the reduction of claim liabilities established in 2003 at the Company’s SEA Division in response to a rapid pay down of an excess pending claims inventory. The actual claim payment experience during 2004 with respect to prior periods at the SEA Division was lower than originally estimated when the claim liabilities were established in 2003.

•	Underwriting costs, policy acquisition costs and insurance expenses increased by 12% to $632.1 million in 2004 from $563.6 million in 2003, reflecting the increase in premium revenue, offset by the establishment in 2003 of significant accruals associated with then-pending litigation.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. In 2004, the Company recognized a non-cash stock based compensation expense in the amount of $(14.3) million, compared to non-cash stock based compensation benefit of $459,000 in 2003, principally due to the higher average price of UICI shares in 2004 compared to the average share price in 2003.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 20%, to $63.2 million in 2004 from $79.3 million in 2003. The decrease is attributed to the decrease in enrollment of new association memberships relative to existing memberships; the direct expenses related to new ancillary services are higher than the costs of maintaining these ancillary services for existing business.

•	Total interest expense increased by 13%, to $3.4 million in 2004 from $3.0 million in 2003, primarily due to an increase in the borrowing rates associated with student loan borrowings (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note H of Notes to Consolidated Financial Statements).

Operating Income.  Operating income increased by 68%, to $221.1 million in 2004 from $131.9 million in 2003. As discussed more fully below, the Company’s 2004 results from continuing operations benefited from a significant year-over-year increase in operating income at its SEA Division (from $109.1 million in 2003 to $260.7 million in 2004). Operating income generated by the SEA Division was offset in part by significant operating losses in 2004 at the Company’s Student Insurance Division and an increase in non-cash variable stock-based compensation expense.

Self-Employed Agency Division

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

The decrease in loss ratio (from 61.7% in 2003 to 54.4% in 2004) was due in significant part to the reduction in the amount of $47.8 million during 2004 of claim liabilities established in 2003 in response to a rapid pay down in 2003 of an excess pending claims inventory. The actual claim payment experience during 2004 with respect to prior periods was lower than originally estimated when the claim liabilities were established in 2003. See discussion below under the caption “Critical Accounting Policies and Estimates — Claims Liabilities — Claims Liability Development Experience”. The decrease in loss ratio was also due in part to lower levels of incurred claims in 2004 compared to the prior year.

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

Student Insurance Division

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

Earned premium revenue at the Student Insurance unit increased to $297.0 million in 2004 from $239.6 million in 2003 (a 24% increase). The Company’s Student Insurance unit imposed significant rate increases for its 2004-2005 school year during 2004, however, the impact of such rate increases were not be fully realized until 2005.

Star HRG Division

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

Life Insurance Division

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

Other Insurance

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

Change in Claims and Future Benefit Liability Estimates — Self-Employed Agency Division

2005 Change in Claim Liability Estimates

Results at the SEA Division for the year ended December 31, 2005 reflected benefits attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred.

Results at the SEA Division for the year ended December 31, 2005 reflected a benefit in the amount of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. The largest portion of the adjustment (approximately $21.0 million) was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months. The remaining portion of the adjustment to the claim liability (approximately $12.3 million) was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices.

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

2003 Change in Claims and Future Benefit Liability Estimates

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

The ROP liabilities in the amount of $88.1 million and $86.0 million at December 31, 2005 and 2004, respectively, are reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

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

Quarterly Results

The following table presents the information for each of the Company’s fiscal quarters in 2005 and 2004. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands except per share amounts)

Income Statement Data:
Revenues from continuing operations	$515,744	$520,174	$545,908	$539,392	$540,531	$516,674	$514,687	$497,217
Income from continuing operations before federal income taxes	59,802	92,755	79,514	81,079	66,890	49,131	55,115	50,013
Income from continuing operations	37,498	60,672	52,142	52,658	43,967	33,269	35,947	32,698
Income (loss) from discontinued operations	971	373	173	(986)	1,904	1,623	6,457	5,693
Net income (loss)	$38,469	$61,045	$52,315	$51,672	$45,871	$34,892	$42,404	$38,391
Per Share Data:
Basic earnings (loss) per common share:
Income from continuing operations	$0.81	$1.31	$1.13	$1.14	$0.96	$0.72	$0.78	$0.70
Income (loss) from discontinued operations	0.02	0.01	0.00	(0.02)	0.04	0.04	0.14	0.12

Net income (loss)	$0.83	$1.32	$1.13	$1.12	$1.00	$0.76	$0.92	$0.82

Diluted earnings (loss) per common share:
Income from continuing operations	$0.80	$1.29	$1.11	$1.11	$0.93	$0.71	$0.76	$0.68
Income (loss) from discontinued operations	0.02	0.01	0.00	(0.02)	0.04	0.03	0.13	0.12

Net income (loss)	$0.82	$1.30	$1.11	$1.09	$0.97	$0.74	$0.89	$0.80

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

Liquidity and Capital Resources

Consolidated

On a consolidated level, the Company’s primary sources of liquidity have been premium revenues from policies issued, investment income, fees and other income, proceeds from corporate borrowings and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, cash dividends to shareholders, stock repurchases and the funding of student loans. During 2005, the Company generated net cash from operations on a consolidated basis in the amount of $185.4 million, compared to $254.2 million in 2004 and $300.6 million in 2003.

The Company’s consolidated short and long-term indebtedness (all of which constituted indebtedness of the holding company) (exclusive of indebtedness secured by student loans) was $15.5 million at December 31, 2005 and 2004.

At December 31, 2005 and 2004, the Company had an aggregate of $130.9 million and $150.0 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2005 and 2004, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $115.3 million and $114.9 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $20.5 million and $37.4 million, respectively. At December 31, 2005, $12.2 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2007.

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

The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. After July 1, 2005, the SPE Notes are also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2005 the Company made principal payments in the aggregate amount of $19.1 million on the Notes.

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

Set forth below is a summary statement of cash flows for UICI at the holding company level for each of the three most recent years:

	Cash Position — Holding Company
	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash and Cash Equivalents on hand at beginning of year	$39,573	$37,840	$22,429
Sources of Cash:
Dividends from domestic insurance subsidiaries(1)	146,000	23,000	5,000
Dividends from offshore insurance subsidiaries	9,000	5,290	23,385
Dividends from non-insurance subsidiaries(2)	9,037	27,630	14,475
Proceeds from Trust Securities	—	14,570	—
Proceeds from financing activities(3)	12,253	26,587	20,744
Proceeds from sale of AMS	—	—	27,773
Proceeds from stock option activities	2,582	7,524	10,966
Net tax treaty payments from subsidiaries	5,536	—	18,535
Net investment activities	1,773	—	—

Total sources of cash	186,181	104,601	120,878

Uses of Cash:
Cash to operations	(15,790)	(18,941)	(14,974)
Contributions/investment in subsidiaries(4)	(1,690)	(2,506)	(2,278)
Contribution to AMS	—	—	(48,250)
Financing activities(5)	(370)	(21,807)	(17,369)
Dividends paid to shareholders	(34,705)	(11,477)	—
Purchases of UICI common stock(6)	(13,359)	(36,220)	(19,596)
Net investment activities	—	(10,387)	—
Net tax treaty net payments from subsidiaries	—	(1,530)	—
Merger transaction costs(7)	(8,417)	—	—
Other investment activities	—	—	(3,000)

Total uses of cash	(74,331)	(102,868)	(105,467)

Cash and Cash Equivalents on hand at end of year	$151,423	$39,573	$37,840

(1)	Consists of dividends paid to the parent by The MEGA Life and Health Insurance Company and Mid-West National Life Insurance Company of Tennessee.

(2)	2004 includes $25.0 million dividends from a non-insurance subsidiary related to the sale of the remaining uninsured student loans retained by the Company at the sale of AMS.

(3)	Includes borrowings from and/or repayments on loans from subsidiaries in the amount of $358,000, $3.9 million and $8.3 million in 2005, 2004 and 2003, respectively, and proceeds from subsidiaries related to agent stock plans in the amount of $11.1 million, $19.7 million and $10.5 million in 2005, 2004 and 2003, respectively.

(4)	Includes purchase of and investment in non-insurance subsidiaries and funding of discontinued operations.

(5)	Includes in 2005 $370,000 of advances to subsidiaries. Includes in 2004 repayment of senior notes at final maturity in the amount of $4.0 million, $15.0 million retirement of convertible debentures and $2.8 million of advances to subsidiaries. Includes in 2003 repayments of senior notes in the amount of $4.0 million, and loans payable and advances to subsidiaries in the amount of $13.4 million.

(6)	Includes repurchase of UICI common stock under the Company’s stock repurchase program in the amount of $7.0 million (310,900 shares), $16.3 million (1,043,400 shares) and $5.1 million (349,200 shares) in 2005, 2004 and 2003, respectively. Also includes in 2005, 2004 and 2003 the amounts of $6.4 million, $19.9 million and $14.5 million, respectively, representing repurchases of UICI common stock for agent stock accumulation plans and purchases from an officer of the Company.

(7)	Includes the incremental costs associated with the pending acquisition of the Company by a group of private equity investors.

See Schedule II following Note R of Notes to Consolidated Financial Statements for additional information regarding the holding company’s cash flow.

At December 31, 2005 and 2004, UICI at the holding company level held cash and cash equivalents in the amount of $151.4 million and $39.6 million, respectively. The Company currently anticipates that the cash requirements at the holding company level for the coming year will be funded by cash on hand and dividends to be paid from insurance and non-insurance subsidiaries.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During the 2005 year, Mega and Mid-West paid dividends in the amount of $82.0 million and $64.0 million, respectively, to the holding company.

During 2006, the Company’s domestic insurance companies could pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the holding company of approximately $213.3 million. However, as it has done in the past, the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with UICI’s practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

Sources and Uses of Cash and Liquidity

During 2005, 2004 and 2003, the Company’s cash and liquidity at the holding company were positively impacted by the following significant factors and developments:

•	During 2005, the Company received an aggregate of $146.0 million in dividends from its domestic insurance subsidiaries, compared to $23.0 million of dividends in 2004.

•	During 2005, the Company received $1.8 million on investment income on short-term investments and other invested assets held at the holding company.

•	On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp. subsidiary. These assets had been retained by the Company at the November 18, 2003 sale of Academic Management Services Corp. and reflected as held-for-sale assets on the Company’s consolidated balance sheet. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

•	In April 2004, the Company, through a newly formed Delaware statutory business trust, generated net proceeds of $14.6 million from the issuance in a private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities. See Note H of Notes to Consolidated Financial Statements.

•	Effective November 1, 2004, the Company terminated a $30.0 million bank credit facility that was otherwise scheduled to mature in January 2005. At the time the facility was terminated, the Company had no borrowings outstanding under the facility.

•	On November 18, 2003, the Company sold its AMS unit, generating net cash proceeds to UICI of approximately $27.8 million (which amount is reflected as “Proceeds from sale of AMS” in the table above). At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In 2004, the Company completed the sale of the portfolio of uninsured loans.

During 2005, 2004 and 2003, the Company’s principal uses of cash and liquidity at the holding company were as follows:

•	During the fourth quarter of 2005 the holding company incurred and paid approximately $8.4 million of expenses related to the pending merger by a group of private equity firms.

•	In April 2005, UICI utilized approximately $7.0 million to repurchase 310,900 shares of its common stock pursuant to its share repurchase program. During 2004 and 2003, UICI utilized approximately $16.3 million and $5.1 million, respectively, to repurchase 1,043,400 and 349,200 shares, respectively, of its common stock pursuant to its share repurchase program. Such amounts are reflected as “Purchases of UICI common stock” in the table above.

•	During 2005, the Company paid an aggregate of $34.7 million of dividends to holders of its common stock, compared to dividends in the amount of $11.5 million paid in 2004. On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. Dividends paid in 2005 also included a $0.25 per share special dividend ($11.6 million in the aggregate) paid in March 2005. Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company does not anticipate declaring or paying additional dividends on shares of its common stock.

•	In April 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with UICI’s February 2002 acquisition of Star HRG.

•	In June 2004, the Company paid in full the final payment due in the amount of $4.0 million on its 8.75% Senior Notes due June 2004, which the Company had issued in 1994 in the original aggregate issuance amount of $27.7 million. In accordance with the agreement, the Company repaid approximately $4.0 million aggregate principal together with accrued interest in June 2003.

•	In July 2003, we announced that we had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of our AMS unit and the failure to comply with reporting obligations under the financing documents at seven of those facilities. We subsequently entered into waiver and release agreements with all of the financial institutions that were parties to the securitized student loan financing facilities, which agreements required us in July 2003 to contribute $48.25 million in cash to the capital of AMS (which amount is reflected as “Contribution to AMS” in the table above). See Note Q of Notes to Consolidated Financial Statements.

Contractual Obligations and Off Balance Sheet Arrangements

Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at December 31, 2005:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$15,470	$—	$—	$—	$15,470
Student loan credit facility	130,900	8,850	25,600	28,300	68,150
Future policy benefits	447,992	19,421	41,033	33,831	353,707
Claim liabilities	558,106	454,357	103,749	—	—
Capital lease obligations	3,490	1,354	1,962	174	—
Operating lease obligations	37,249	7,101	12,452	10,165	7,531

Total	$1,193,207	$491,083	$184,796	$72,470	$444,858

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

Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. At December 31, 2005, the Company had outstanding commitments to fund student loans under the College Fund Life Division program for the years 2006 through 2025. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by a private guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total student loan funding commitments for each of the next five school years and thereafter, as well as the amount the Company expects to be required to fund based on historical utilization rates and policy lapse rates, are as follows as of December 31, 2005:

	Total	Expected
	Commitment	Funding
	(In thousands)

2006	$54,075	$6,420
2007	50,659	5,096
2008	47,191	3,833
2009	44,426	3,004
2010	47,611	2,440
2011 and thereafter	165,075	4,597

Total	$409,037	$25,390

Interest rates on the above commitments are principally variable (prime plus 2%).

The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). At December 31, 2005, $12.2 million of cash, cash equivalents and other qualified investments was available to fund the purchase by the bankruptcy-remote special purpose entity from the Company of additional student loans generated under the

Company’s College First Alternative Loan program. The indenture governing the terms of the SPE Notes provides, however, that the proceeds of such SPE Notes may be used to fund student loan commitments only until February 1, 2007, after which any monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans must be used to redeem the SPE Notes. See discussion above under the caption “Liquidity and Capital Resources — Consolidated” and Note H of Notes to Consolidated Financial Statements.

At each of December 31, 2005 and 2004, the Company had $5.2 million and $5.0 million, respectively, of letters of credit outstanding relating to its insurance operations.

Investments

General.  The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from the Company’s in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 65% of the investment portfolio.

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

Set forth below is a summary of the Company’s investments by category at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Securities available for sale —
Fixed maturities, at fair value (cost: 2005 — $1,496,340; 2004 — $1,500,204)	$1,484,465	83.5%	$1,531,231	89.1%
Equity securities, at fair value (cost: 2005 — $1,508; 2004 — $1,508)	1,347	0.1%	1,461	0.1%
Mortgage loans	751	0.0%	3,884	0.2%
Policy loans	16,325	0.9%	17,101	1.0%
Short-term and other investments	275,036	15.5%	165,661	9.6%

Total investments	$1,777,924	100.0%	$1,719,338	100.0%

Fixed maturity securities.  Fixed maturity securities accounted for 83.5% and 89.1% of the Company’s total investments at December 31, 2005 and 2004, respectively. Fixed maturity securities at December 31, 2005 consisted of the following:

	December 31, 2005
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. Treasury and U.S. Government agency obligations	$85,928	5.8%
Corporate bonds	968,520	65.2%
Mortgage-backed securities issued by U.S. Government agencies and authorities	247,851	16.7%
Other mortgage and asset backed securities	182,166	12.3%

	$1,484,465	100.0%

Included in the fixed maturity portfolio is an allocation of corporate bonds consisting primarily of short term and medium term investment grade corporate bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2005, the largest concentration in any one investment grade corporate bond was $25.4 million which represented less than 1.5% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.5 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 9%.

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

As of December 31, 2005 and 2004, $1.457 billion (or 98.1%) and $1.495 billion (or 97.6%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade) and $27.6 million (or 1.9%) and $36.7 million (or 2.4%) , respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB).

A quality distribution for fixed maturity securities at December 31, 2005 is set forth below:

	December 31, 2005
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$612,314	41.2%
AA	93,907	6.3%
A	476,618	32.1%
BBB	274,015	18.5%
Less than BBB	27,611	1.9%

	$1,484,465	100.0%

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

During 2005, 2004 and 2003, the Company recorded impairment charges for certain fixed and equity securities in the amount of $4.1 million, $3.6 million and $5.1 million, respectively.

Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2005:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$61,872	$747	$13,632	$390	$75,504	$1,137
Mortgage backed securities issued by U.S. Government agencies and authorities	145,168	2,077	68,632	2,124	213,800	4,201
Other mortgage and asset backed securities	67,635	947	78,020	2,618	145,655	3,565
Corporate bonds	380,079	7,642	260,044	10,180	640,123	17,822

Total securities	$654,754	$11,413	$420,328	$15,312	$1,075,082	$26,725

At December 31, 2005, the Company had $26.7 million of unrealized losses in its fixed maturities portfolio. Of the $11.4 million in unrealized losses that have existed for less than twelve months, only three securities had an unrealized loss in excess of 10% of the security’s cost. The aggregate amount of unrealized loss attributed to the securities in excess of 10% of the securities’ cost was $893,000 at December 31, 2005. Of the $15.3 million in unrealized losses that have existed for twelve months or longer, only one security had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $122,000 at December 31, 2005. The Company continually monitors these investments and believes that, as of December 31, 2005, the unrealized loss in these investments is temporary.

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

Company’s aggregate investment portfolio at December 31, 2005 and 2004, excluding investments in U.S. Government securities:

	December 31,
	2005		2004
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Fixed Maturities:
Federal National Mortgage Corporation	$25,370	1.4%	$18,038	1.0%
Short-term investments:
Fidelity Institutional Money Market Fund	$200,900	11.3%	$122,793	7.1%

The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in the highest quality United States dollar denominated money market securities of domestic and foreign issuers.

Share Repurchase Program

At its April 28, 2004 regular quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through December 31, 2005, the Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) were purchased during 2005. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 618,100 shares. Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company will not repurchase any additional shares of common stock pursuant to this program.

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

The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. Each of the Company’s major operating units has an actuarial staff that has primary responsibility for assessing the claim liabilities. The Company’s Corporate Risk Management staff has an oversight process in place to provide final review of the establishment of the claim liabilities. The Company uses its own experience as appropriate and relies on industry loss experience as necessary in areas where the Company’s data is limited. Our estimate of claim liabilities represents management’s best estimate of the Company’s liability as of December 31, 2005. Assuming a hypothetical 1% difference in the loss ratio (i.e., benefits, claims and settlement expenses stated as a percentage of earned premiums) for the year ended December 31, 2005, net income would increase or decrease by approximately $12.5 million and diluted net earnings per common share would increase or decrease by approximately $0.26 per share.

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

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2005, 2004 and 2003:

	At December 31,
	2005	2004	2003
	(In thousands)

Self-Employed Agency Division	$438,857	$493,406	$455,140
Student Insurance Division	63,105	83,954	77,357
Star HRG Division	16,803	16,203	16,622
Life Insurance Division	10,989	12,072	13,866
Other Insurance	16,247	5,144	60

Subtotal	546,001	610,779	563,045
Reinsurance recoverable	12,105	11,808	12,428

Total claim liability	$558,106	$622,587	$575,473

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Claims liability at beginning of year, net of related reinsurance recoverable	$610,779	$563,045	$440,895
Add:
Claims liability on acquired business	—	—	12,783
Incurred losses, net of reinsurance, occurring during:
Current year	1,191,723	1,196,421	1,067,951
Prior years	(124,996)	(90,914)	(54,392)

	1,066,727	1,105,507	1,013,559

Deduct payments for claims, net of reinsurance, occurring during:
Current year	765,767	714,361	616,939
Prior years	365,738	343,412	287,253

	1,131,505	1,057,773	904,192

Claims liability at end of year, net of related reinsurance recoverable (2005 — $12,105; 2004 — $11,808; 2003 — $12,428)	$546,001	$610,779	$563,045

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

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Self-Employed Agency Division	$(121,362)	$(91,720)	$(54,009)
Student Insurance Division	(5,186)	4,733	(581)
Star HRG Division	410	(3,002)	(1,753)
Life Insurance Division	337	(926)	1,951
Other Insurance	805	1	—

Total favorable	$(124,996)	$(90,914)	$(54,392)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in each of 2005, 2004 and 2003.

The total favorable claims liability development experience for 2005 in the amount of $121.4 million represented 24.6% of total claim liabilities established for the SEA Division at December 31, 2004. The favorable claims liability development experience in 2005 reflected a benefit of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products, which adjustment resulted from a refinement of the estimate of the unpaid claim liability for the most recent incurral months and an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices. The favorable claims liability development experience at the SEA Division in 2005 also reflected the effects of a favorable adjustment in the amount of $7.6 million recorded in the first quarter of 2005 attributable to a refinement of an estimate for the Company’s claim liability established with respect to a product rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. Excluding the impact of the refinements discussed above, the remaining favorable experience in 2005 in the claims liability was $80.5 million, or 16.3% of total claim liabilities established for the SEA Division at December 31, 2004.

The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. The favorable claims liability development experience at the SEA Division in 2004 reflected the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, did not influence the level of claim liabilities redundancies in 2005 and will not influence the level of claim liabilities redundancies in future periods. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003.

The total favorable claims liability development experience for 2003 in the amount of $54.0 million represented 14.9% of total claim liabilities established for the SEA Division at December 31, 2002. The favorable experience in the SEA Division for 2003 included the effect of the $17.7 million decrease in claims liability due to the refinements made effective January 1, 2003 to the claims liability calculation ($12.3 million) and changes in estimate ($5.4 million). See the discussion above under the caption “2003 Change in Claims and Future Benefit Liability Estimates”. Excluding the impact of these refinements and changes in estimate, the favorable experience in 2003 in the claims liability was $36.3 million, or 10.0% of the total claim liabilities established for the SEA Division at December 31, 2002.

Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected.

Impact on Student Insurance Division and Star HRG Division.  The products of the Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.

The favorable claim liability development experience at the Student Insurance Division in 2005 in the amount of $5.2 million is due to claims in 2005 developing more favorably than indicated by the loss trends used to determine the claim liability at December 31, 2004. The unfavorable claims liability development experience in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-expected claim experience associated with the business written for the 2003-2004 school year. The Student Insurance Division experienced favorable claims liability development for 2003.

The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 is within the normal statistical variation in the model used to develop the reserve. The actual development of prior years claims exceeded the expected development of the claims liability. The favorable claims liability development experience of $3.0 million in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003. The Star HRG Division also experienced favorable claims liability development for 2003. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

Impact on Life Insurance Division.  The varied claim liability development experience at the Life Insurance Division for each of the years presented is due to the development of a closed block of workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation coverage, the tendency of claims to concentrate in severity but without an associated degree of predictability as the number of cases decreases, and the unpredictable costs of protracted litigation often associated with the adjudication of claims under workers’ compensation policies.

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The unfavorable claim liability development experience at ZON Re in 2005 in the amount of $805,000 was due to certain large claims reported in 2005 associated with claims incurred in the prior year.

Accounting for Policy Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA, Student Insurance, Star HRG Divisions and the Other Insurance division are expensed as incurred.

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

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other intangible assets under Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company has determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Following the Company’s annual review in 2005 for impairment of the goodwill and other intangible assets related to continuing operations, the Company recorded an impairment charge in the amount of $1.7 million related to the HealthMarket customer list acquired in October 2004. See Note E of Notes to Consolidated Financial Statements.

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

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

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

During 2003, the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 primarily from the sale of AMS, the sale of its interest in Healthaxis and the sale of an agency specializing in the sale of long-term care and Medicare supplement insurance products and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. During 2005, the Company realized an additional capital loss of $2.3 million from sales of investments. To the extent not utilized to offset capital gains generated in prior years, the net capital losses generated in 2003 and 2005 will be carried forward to future years, with the ability to utilize the remaining capital losses generated in 2003 and 2005 expiring in 2008 and 2010, respectively.

During 2003 the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003 and certain investment impairments that would likely result in capital losses in the short term. Accordingly, the Company established a valuation allowance associated with the carryforwards and certain investment impairments at December 31, 2003. As of December 31, 2004, the balance of the valuation allowance was $17.0 million, a reduction of $2.8 million from the valuation allowance at December 31, 2003 which is attributable primarily to realization of tax capital gains during 2004. The balance of the valuation allowance as of December 31, 2005 is $18.2 million; the increase of $1.2 million is attributable primarily to the 2005 capital loss.

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

Other Matters

The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31,

2005, the risk-based capital ratio of each of the Company’s domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 — Market for Registrant’s Common Stock and Related Stockholder Matters and Note J of Notes to Consolidated Financial Statements.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1A. Risk Factors” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

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

The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $64.3 million based on a 100 basis point increase in interest rates as of December 31, 2005. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting, which report appears on Page F-3 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors — General Information

The UICI Board of Directors consists of six directors. The Board has responsibility for establishing broad corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. Members of the Board are kept informed of our businesses by various reports and documents sent to them, as well as by operating and financial reports made at Board and committee meetings. Regular meetings of the Board are held each quarter, and special meetings are held as necessary.

UICI Directors

Set forth below is a biographical summary, including names, ages as of March 1, 2006, and principal occupations for at least the past five years, of each director of UICI:

William J. Gedwed (age 50) has served as a director of the Company since June 2000 and as President and Chief Executive Officer since July 1, 2003. He was named Chairman of the Board in September 2005. He serves on the Executive, Investment and Privacy Committees of the Board of Directors. Mr. Gedwed also currently serves as Chairman and Director of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company and Fidelity First Insurance Company (subsidiaries of the Company). Mr. Gedwed currently serves as a Director of NMC Holdings, Inc. and Motor Club Investors, Inc., the ultimate parent company of National Motor Club of America, Inc. He also served as a director and/or executive officer of other subsidiaries of NMC Holdings, Inc. until June 2003.

Glenn W. Reed (age 53) has served as a director of the Company since May 2001 and as Executive Vice President and General Counsel of the Company since July 1999. Mr. Reed serves on the Executive, Investment and Privacy Committees of the Board. Mr. Reed also serves as a director and Vice President of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company and Fidelity First Insurance Company. Prior to joining the Company, Mr. Reed was a partner in the Chicago, Illinois law firm of Gardner, Carton & Douglas. He has served as a director of The Pepper Companies, Inc. (a Chicago-based general contractor) since 1990, as a director of Peoples Bancorp, Inc. (a bank holding company located in Arlington Heights, Illinois) since 1999 and as a director of Assistive Technology Group, Inc. (a provider of assistive and rehabilitative systems, medical products and supplies) since 2002.

Richard T. Mockler (age 68) has served as a director of the Company since 1991. Mr. Mockler is a member of the Audit and Nominating & Governance Committees of the Board of Directors. Mr. Mockler retired as a partner with Ernst & Young LLP in 1989 after 27 years with the firm. Mr. Mockler has served as a member of the Board of Directors of Georgetown Rail Equipment Company since 1994 and as its Treasurer since October 1996.

Mural R. Josephson (age 57) has been a director since May 2003 and is a member of the Audit and Executive Compensation Committees of the Board. Following his retirement in October 2002 as Senior Vice President and Chief Financial Officer of Lumbermens Mutual Casualty Company (the lead company of Kemper Insurance Companies), Mr. Josephson has served as a consultant to various financial institutions. In July 1998, Mr. Josephson retired as a partner with KPMG LLP after 28 years with the firm. Mr. Josephson is a licensed Certified Public Accountant in the State of Illinois, and is a member of the American Institute of Certified Public Accountants. He has served as a director and Treasurer of Omni Youth Services (Buffalo Grove, Illinois) since October 2003, as a director of SeaBright Insurance Holdings, Inc. (a publicly-traded company providing multi-jurisdictional workers’ compensation insurance) since February 2004, as a director of PXRE Group Ltd. (a publicly-traded company providing primarily catastrophe and risk excess reinsurance products and services) since August 2004 and as a director of ALPS Corporation and its wholly-owned subsidiary, Attorneys Liability Protection Society, Inc. (a privately-held insurance company that writes attorney errors and omissions coverage) since January 1, 2006.

R.H. Mick Thompson (age 59) has been a director of the Company since November 2003. Mr. Thompson is a member of the Audit, Executive Compensation and Nominating & Governance Committees of the Board. Mr. Thompson has served as the Oklahoma Bank Commissioner since September 1, 1992. In May 2003, Mr. Thompson was elected Chairman of the Conference of State Bank Supervisors (CSBS), and currently serves on the CSBS Legislative Committee. Mr. Thompson also serves as an Advisor to the Board of Trustees of the Graduate School of Banking, University of Colorado in Boulder.

Dennis C. McCuistion (age 63), has served as a director of the Company since May 2004. Mr. McCuistion is President of McCuistion & Associates, Inc. (a Denison, Texas-based firm providing management consulting services to financial institutions and other businesses). Mr. McCuistion, a former bank CEO, has written extensively on business topics and is the host and executive producer of McCuistion, a television program regularly airing on PBS affiliates since 1989. Since September 2003, Mr. McCuistion has served as a director of Affiliated Computer Services, Inc. (a publicly held company that provides business process outsourcing and information technology outsourcing solutions to commercial and government clients). Mr. McCuistion has been appointed to serve as “Lead Independent Director” on the Board of Directors (see discussion below), and is a member of the Audit, Executive Compensation and Nominating & Governance Committees of the Board.

Certain affiliations exist between us and certain directors. See Note K of Notes to Consolidated Financial Statements.

Board Meetings, Attendance, Executive Sessions and Presiding Director

During the fiscal year ended December 31, 2005, the Board of Directors met 12 times and took action on other occasions by unanimous consent of its members. Each member of the Board of Directors who held such position in 2005 attended at least 75% in the aggregate of all meetings of the Board and any committee on which such Board Member served. The Board met in executive session during all regularly scheduled meetings, without management present, and plans to continue that practice going forward. In May 2004, Mr. Dennis McCuistion, in his capacity as Lead Independent Director, was appointed presiding director for these sessions.

Stockholder Communication

The Board of Directors has adopted a written policy with respect to stockholder communications to the Board of Directors. All current members of the Company’s Board are listed on the Corporate Governance page of the Company’s website. Stockholders may communicate directly with the UICI Board of Directors, including the Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee and/or the non-management directors individually or as a group. All communications should be directed to our Corporate Secretary, c/o UICI, 9151 Grapevine Highway, North Richland Hills, TX 76180 and should prominently indicate on the outside of the envelope that it is intended for the Board of Directors as a group, or, as appropriate, for the Chairman of the Audit Committee, the Chairman of the Nominating & Governance Committee and/or for the non-management directors, c/o the Lead Independent Director. Each communication intended for the Board of Directors, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee and/or the Lead Independent Director will be promptly forwarded to the specified party following its clearance through normal security procedures. If addressed to a specified individual director, the communication will not be opened but will be forwarded unopened to the intended recipient. If the communication is directed to all members or all non-management members of the Board, the Corporate Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

In addition, we maintain contact information, both telephone and email, on our website (www.uici.net) under the heading “Info Request — Contact Us.” By following the contact information link, a stockholder will be provided access to our telephone number and mailing address as well as a link for providing email correspondence to UICI’s Investor Relations Department. Communications sent to Investor Relations and specifically marked as a communication for the Board will be forwarded to the Board or specific members of the Board as directed in the stockholder communication.

Independence of Directors

For purposes of determining director independence, the Company has applied the following standards in compliance with the New York Stock Exchange director independence standards as currently in effect. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company or any of its subsidiaries (directly or as a partner, shareholder or officer of an organization that has a relationship with the Company or any of its subsidiaries). In addition, a director is not independent if:

•	The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company;

•	The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	The director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; the director is a current employee of such a firm; the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time;

•	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on its compensation committee; or

•	The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues

The Board of Directors has considered transactions and relationships between each non-employee director and any members of his immediate family and the Company and its executive management. Based on that review, the Board of Directors has affirmatively determined that, with respect to each of Mr. McCuistion, Mr. Josephson, Mr. Mockler and Mr. Thompson, (i) none of such individuals is precluded from being an independent director under the New York Stock Exchange listing standards described above and (ii) none of such individuals has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company), and that, accordingly, each such individual is considered an “independent director” for purposes of the applicable listing standards of the New York Stock Exchange and rules and regulations adopted by the Securities and Exchange Commission. The Board made its determination based on information furnished by all Directors regarding their relationships with the Company. There are no interlocking directorships and none of our independent directors receive any consulting, advisory or other non-director compensatory fees from the Company.

Lead Independent Director

The independent members of the Board of Directors have selected Mr. McCuistion to serve as the Lead Independent Director. As Lead Independent Director, Mr. McCuistion, among other duties, (a) presides over, coordinates and develops the agenda for executive sessions of the independent directors and sessions of the non-management directors, (b) presides at all meetings of the Board of Directors at which the Chairman of the Board is not present, (c) serves as a liaison between the Chairman of the Board and the independent directors, (d) approves information sent to the Board of Directors, (e) approves the meeting agenda for the Board of Directors, and (f) approves meeting schedules to assure that there is sufficient time for discussion of all items. In addition, as Lead Independent Director, Mr. McCuistion has authority to call meetings of the independent directors.

To promote open discussion and foster better communication among the non-management directors (i.e., directors who are not officers of UICI but who do not otherwise have to qualify as “independent”), regular executive sessions are held after each quarterly Board meeting in which the non-management directors meet without management participation. Our By-laws provide that the Lead Independent Director shall serve as the “presiding director” at all meetings of non-management directors as and when required in accordance with the applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder and the applicable rules of the New York Stock Exchange. In addition, at least one executive session per year will be limited solely to independent directors. Each meeting of the independent directors is scheduled and chaired by the Lead Independent Director.

Board Committees

To assist the Board in the discharge of its responsibilities, the Company has established a standing Audit Committee, Executive Compensation Committee, Investment Committee, Nominating & Governance Committee, Executive Committee and Privacy Committee. The functions and composition of these Board committees are described below:

Audit Committee

The Audit Committee (of which Mural R. Josephson (Chairman), Richard T. Mockler, Dennis McCuistion and R.H. Mick Thompson serve as members) assists the Board of Directors in fulfilling its oversight responsibilities by assessing the processes related to the Company’s risks and control environment, overseeing the integrity of the Company’s financial statements and financial reporting and compliance with legal and regulatory requirements and evaluating the Company’s audit processes. The Audit Committee confers with the Company’s independent auditors and internal auditors regarding audit procedures, including proposed scope of examination, audit results and related management letters. The Audit Committee reviews the services performed by the independent auditors in connection with determining their independence, reviews the reports of the independent auditors and internal auditors, and reviews recommendations about internal controls. The Committee selects and appoints the Company’s independent auditors and approves any significant non-audit relationship with the independent auditors. The Audit Committee held 11 meetings during 2005.

KPMG LLP, the Company’s independent registered public accounting firm, has direct access to the Audit Committee and may discuss any matters that arise in connection with their audits, the maintenance of internal controls, and any other matters relating to the Company’s financial affairs. The Audit Committee may authorize the independent registered public accounting firm to investigate any matters that the Audit Committee deems appropriate and may present its recommendations and conclusions to the Board.

The Board has determined that each of the members of the Audit Committee meets the current independence requirements as set forth in the applicable listing standards of the New York Stock Exchange described above and provisions of the Sarbanes-Oxley Act of 2002. In addition, all members of the Audit Committee are financially literate in accordance with the audit committee requirements of the New York Stock Exchange. The Board of Directors has further determined that Mr. Josephson, who is independent of management of the Company, is an “audit committee financial expert”, as that term is used in Item 401(h) of Regulation S-K promulgated under the Exchange Act and as defined by the applicable listing standards of the New York Stock Exchange. No member of the Audit Committee serves on the audit committee of more than three public companies.

The Audit Committee operates under a written charter adopted by the Board of Directors. The charter is available for review on the Corporate Governance page of the Company’s website (www.uici.net). A copy of the charter is available in print to any stockholder who requests it. Requests for a copy of the charter should be directed to the Corporate Secretary, c/o UICI, 9151 Grapevine Highway, North Richland Hills, TX 76180. The Committee reviews and assesses the adequacy of its charter on an annual basis. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in its charter, are intended to be in accordance with applicable requirements for corporate audit committees.

The Audit Committee has adopted procedures governing the receipt, retention and handling of concerns regarding accounting, internal accounting controls or auditing matters that are reported by employees, stockholders and other persons. Employees may report such concerns confidentially and anonymously by utilizing a toll free hot line number [(877) 778-5463] or by accessing Report-It [www.reportit.net], a third party reporting service. All others may direct such concerns in writing to the Board of Directors, Audit Committee and/or the non-management directors c/o our Corporate Secretary, UICI, 9151 Grapevine Highway, North Richland Hills, TX 76180 as described above under the caption “Stockholder Communications with the Board of Directors.”

Executive Committee

The Executive Committee (of which William J. Gedwed and Glenn W. Reed serve as members) has the authority of the full Board of Directors in the management and affairs of the Company, except that the Committee may not effect certain fundamental corporate actions, including (a) declaring a dividend, (b) amending the Certificate of Incorporation or By-Laws, (c) adopting an agreement of merger or consolidation, or (d) imposing a lien on substantially all of the assets of the Company. In practice, the Executive Committee meets infrequently and does not act except on matters that are not sufficiently important to require action by the full Board of Directors. During 2005 the Executive Committee did not meet, but the Committee took action on selected occasions by unanimous consent of its members.

Investment Committee

The Investment Committee (of which Mural R. Josephson, William J. Gedwed and Glenn W. Reed currently serve as members) coordinates with the Investment/Finance Committees of the Company’s insurance subsidiaries in supervising and implementing the investments of the funds of the Company and its insurance subsidiaries. The Investment Committee did not meet during 2005.

Nominating & Governance Committee

The Nominating & Governance Committee (of which Richard T. Mockler (Chairman), Dennis C. McCuistion and R.H. Mick Thompson serve as members) identifies individuals qualified to become Board members consistent with criteria approved by the Board and recommends that the Board select the director nominees to be voted on at the next annual meeting of stockholders. The Committee also makes recommendations concerning the structure, size and membership of the various committees of the Board of Directors. The Nominating & Governance Committee develops and recommends to the Board the Corporate Governance Guidelines applicable to the Company, oversees the evaluation of the Board and management, and reviews the succession plan of the Chief Executive Officer and other key officer positions.

The Nominating & Governance Committee seeks to identify prospective directors for nomination to the Board that combine diverse business experience, skill and intellect in order to better enable the Company to pursue its strategic objectives. The Committee has not reduced the qualifications for service on the Company’s Board to a checklist of specific standards or specific, minimum qualifications, skills or qualities. Rather, the Company seeks, consistent with the vacancies existing on the Company’s Board that may exist at any particular time, to select individuals who exhibit core traits of judgment, skill, integrity, experience with businesses and other organizations of comparable size and the ability to work well with complex organizations. In assessing Board candidates, the Nominating & Governance Committee seeks individuals with specific expertise with respect to the industry in which the Company conducts its business, the ability to evaluate the impact of technology on the Company, an understanding of and appreciation for the Company’s corporate culture, and skill in communicating effectively with other Board members and senior management. In addition, the Company under the direction of the Nominating & Governance Committee conducted a self-evaluation and a review of individual Board members in order to help the Company continue to formulate a governance strategy that complements the Company’s business and its strategic vision.

The Nominating & Governance Committee’s process for identifying and evaluating nominees for directors includes recommendations by stockholders, non-management directors and executive officers, a review and background check of specific candidates, an assessment of the candidate’s independence and interviews of director candidates by members of the Nominating & Governance Committee. The Nominating & Governance Committee may also, from time to time, engage firms that specialize in identifying director candidates.

In carrying out its responsibilities to nominate directors, the Nominating & Governance Committee will consider candidates recommended by the Board of Directors and by stockholders of the Company. All suggestions by stockholders for nominees for director for 2007 must be made in writing and received by the Corporate Secretary of the Company, 9151 Grapevine Highway, North Richland Hills, Texas 76180 not later than December 13, 2006. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Director Nominee Recommendation”. The letter must identify the author as a stockholder and provide a brief summary of the candidate’s qualifications, as well as contact information for both the candidate and the stockholder. At a minimum, candidates for election to the Board must meet the independence requirements of the applicable listing standards of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Candidates should also have relevant business and financial experience, and must be able to read and understand fundamental financial statements. The Committee has not historically received director candidate recommendations from the Company’s stockholders but will consider all relevant qualifications as well as the needs of the Company in terms of compliance with the listing standards of the New York Stock Exchange and Securities and Exchange Commission rules. In evaluating a nominee recommended by a stockholder, the Nominating & Governance Committee’s evaluation of a nominee would consider the factors described above.

The Nominating & Governance Committee operates under a written charter adopted by the Board of Directors, which is available for review on the Corporate Governance page of the Company’s website (www.uici.net). A copy of the charter is available in print to any stockholder who requests it. Requests for a copy of the charter should be directed to the Corporate Secretary, c/o UICI, 9151 Grapevine Highway, North Richland Hills, TX 76180.

Each of the members of the Committee meets the independence requirements as set forth in the applicable listing standards of the New York Stock Exchange described above and provisions of the Sarbanes-Oxley Act of 2002. The Nominating & Governance Committee met two times during 2005.

Executive Compensation Committee

The Executive Compensation Committee (of which R.H. Mick Thompson (Chairman), Dennis C. McCuistion and Mural R. Josephson serve as members) administers the Company’s compensation programs and remuneration arrangements for its highest-paid executives. The Committee reviews and approves corporate goals and objectives relative to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and sets the CEO’s compensation level based on this evaluation. The Committee also makes recommendations to the Board with respect to incentive-compensation plans and equity-based plans, evaluates, from time to time, the compensation to be paid to directors for their service on the Board or any committee thereof, and prepares a report on executive compensation as required by the Securities and Exchange Commission.

The Executive Compensation Committee operates under a written charter adopted by the Board of Directors, which is available for review on the Corporate Governance page of the Company’s website (www.uici.net). Requests for a copy of the charter should be directed to the Corporate Secretary, c/o UICI, 9151 Grapevine Highway, North Richland Hills, TX 76180.

Each of the members of the Committee meets the current independence requirements as set forth in the applicable listing standards of the New York Stock Exchange described above and provisions of the Sarbanes-Oxley Act of 2002. The Executive Compensation Committee met eight times during 2005.

The Executive Compensation Committee’s Report on Executive Compensation appears under the caption “Item 11. Executive Compensation.”

Privacy Committee

The Privacy Committee (of which Glenn W. Reed (Chairman) and William J. Gedwed serve as members) was created to oversee the implementation and administration of the privacy, security, transaction codes set and other requirements imposed under the federal Gramm-Leach-Bliley Act and Health Insurance Portability and Accountability Act. The Privacy Committee did not meet during 2005.

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

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

William J. Gedwed	Chairman of the Board, President and Chief Executive Officer	50	Mr. Gedwed has served as a director of the Company since June 2000 and as its President and Chief Executive Officer of the Company since July 1, 2003. He was named Chairman of the Board in September 2005. He has served as a Director and/or executive officer of NMC Holdings, Inc. and/or its subsidiaries since August 1993. Mr. Gedwed currently serves as Chairman and Director of the Company’s insurance subsidiaries.
Troy A. McQuagge	President of the Company’s Agency Marketing Group	44	Mr. McQuagge served as President of UGA — Association Field Services from 1997 until May 2004. Currently serves as President of Agency Marketing Group. Mr. McQuagge has served as Senior Vice President of the Company’s insurance subsidiaries since June 2004.
Glenn W. Reed	Executive Vice President and General Counsel	53	Mr. Reed has served in his current position since July 1999. Prior to joining UICI, Mr. Reed was a partner with the Chicago, Illinois law firm of Gardner, Carton & Douglas. He also serves as Director and Vice President of the Company’s insurance subsidiaries.
Phillip J. Myhra	Executive Vice President — Insurance Group	53	Mr. Myhra has served as an executive officer of the Insurance Group since December 1999 and as Executive Vice President — Insurance Group of the Company since February 2001. He serves as a Director, President and Chief Executive Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Myhra served as Senior Vice President of Mutual of Omaha.
William J. Truxal	President of the Company’s Student Insurance Division	49	Mr. Truxal was appointed President of Student Insurance Division in September 2003. He joined the predecessor of the Company’s Student Insurance Division in 1983 as an account executive. He also serves As Vice President of the Company’s insurance subsidiaries.
Timothy L. Cook	President of the Company’s Star HRG Division	57	Mr. Cook has served as President of Star HRG Division since February 2002. Mr. Cook joined the Company upon its acquisition of Star HRG in February 2002, where he served as Vice President since March 1990. He also serves as Vice President of MEGA.
Mark D. Hauptman	Vice President and Chief Financial Officer and Chief Accounting Officer	48	Mr. Hauptman joined the Company in 1988 as Controller of the Company’s former OKC Division. He has served as the Company’s Chief Accounting Officer since June 2001 and has served as Chief Financial Officer since May 2002. He also serves as Director and Vice President of the Company’s insurance subsidiaries.
James N. Plato	President — Life Insurance Division	57	Mr. Plato was appointed President of the Life Insurance Division and has served as an executive officer and director of the Company’s insurance subsidiaries since June 2001. From 2000 to 2001, Mr. Plato served as an executive officer and/or director of Ilona Financial Group and its subsidiaries.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics), which contains general principles and policies that govern the activities of the Company and to which our directors, officers, employees and agents and others who represent us directly or indirectly must adhere. The Code of Ethics applies to all directors, officers, agents, consultants and employees, including the Chief Executive Officer and the Chief Financial Officer and any other employee with any responsibility for the preparation and filing of documents with the Securities and Exchange Commission. The Code of Ethics covers several topics, including conflicts of interest, confidentiality of information and compliance with laws and regulations.

A copy of the Code of Ethics is available on the Corporate Governance page of the Company’s website at www.uici.net. The Company may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our directors and employees on that website. Stockholders of the Company may also request a copy of the Code of Ethics by writing to UICI, c/o Corporate Secretary, 9151 Grapevine Highway, North Richland Hills, Texas 76180.

Section 16(b) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive and certain other officers, and any persons holding more than ten percent of the Company’s common stock, are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission (the “Commission”) and, in the Company’s case, the New York Stock Exchange. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file by these dates during 2005. Based solely upon a review of Reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and written representations from the executive officers and directors that no other reports were required, and except as otherwise stated in the next sentence, the Company believes that all of such reports were filed on a timely basis by executive officers and directors during 2005. During 2005, one stock purchase transaction made by Mr. Dennis McCuistion was reported late.

Item 11.	Executive Compensation

Executive Compensation Committee — Report on Executive Compensation

The Company’s compensation objectives include attracting and retaining the best possible executive talent, motivating executive officers to achieve the Company’s performance objectives, rewarding individual performance and contributions, and linking to the extent possible executive and stockholder interests through equity-based (stock option and restricted stock) plans. The Company’s executive compensation consists of four components: annual base salary, annual cash incentive bonus compensation, stock option grants and restricted stock grants. Each component of compensation is designed to complement the other components and, when considered together, to meet the Company’s overall compensation objectives.

Historically, the Executive Compensation Committee of the Board of Directors (the “Committee”) has approved base compensation for senior executives (including Mr. Gedwed) based on reference to base salaries of comparable executive positions at a peer group of comparably sized insurance and insurance holding companies. Consistent with past practice, in December 2004 and January 2005 the Committee reviewed and approved base compensation to be paid to executives in 2005. In establishing base compensation for 2005 with respect to officers other than the President and CEO, the Committee considered the recommendations of Mr. Gedwed (the Company’s President and Chief Executive Officer) and approved, subject to any modifications it deemed appropriate, base compensation to be paid to such executive officers.

During 2005, the Committee also engaged the services of an independent compensation consultant to assess the Company’s compensation program and to obtain additional information relative to administering executive compensation decisions for 2005 and 2006.

Mr. Gedwed was named President and Chief Executive Officer effective July 1, 2003, and his annual base salary was then set at $425,000. On September 15, 2004, the Committee determined to assess Mr. Gedwed’s incentive compensation on an annual basis on the anniversary of his July 1 hiring. At a meeting of the Committee held on July 27, 2005, the Committee approved a bonus for Mr. Gedwed for performance in the year ended July 1, 2005 in the amount of $1,000,000. Mr. Gedwed’s bonus granted in July 2005 was based on the returns earned by the Company’s stockholders, the Company’s return performance compared to that of its peers, and Mr. Gedwed’s overall performance during the preceding year. At its November 1, 2005 meeting, the Committee also determined to thereafter assess Mr. Gedwed’s incentive compensation on an annual basis as of December 31 of each year. At a meeting of the Committee held on February 15, 2006, the Committee approved a bonus for Mr. Gedwed for performance in the six months ended December 31, 2005 in the amount of $550,000. Mr. Gedwed’s bonus granted in February 2006 was based on the returns earned by the Company’s stockholders, the Company’s return performance compared to that of its peers, and Mr. Gedwed’s overall performance during the period.

The Committee has assessed and intends to continue to assess Mr. Gedwed’s annual salary on an annual basis corresponding to the Company’s December 31 fiscal year. At a meeting of the Committee held on February 15, 2006, the Committee set and approved Mr. Gedwed’s annual salary for 2006 at $600,000.

The Company has established and implemented an incentive compensation plan for senior executives, pursuant to which the Company has set a maximum bonus potential for each executive as a percentage of base compensation and established quantitative and qualitative bonus criteria. For 2005, the quantitative performance goals included, among other things, UICI consolidated financial results, business unit profitability and attainment of specific revenue (annualized premium volume) goals. The final determination of incentive compensation awards with respect to 2005 performance was made at a meeting of the Committee held on February 15, 2006, at which the Committee reviewed and approved 2005 incentive bonus compensation for Messrs. Reed, McQuagge and Myhra and four other officers and key employees of the Company.

The Company’s executive officers are also entitled to participate in the Company’s 1987 Amended and Restated Stock Option Plan. Under the 1987 Plan, nonqualified options to purchase Common Stock of the Company may be granted at exercise prices not less than the fair market value of the Common Stock at the date of grant. Options granted under the 1987 Plan become exercisable generally in annual cumulative installments of 20% of the number of options granted over a five-year period, or sooner at the discretion of the Committee. No options were awarded during 2005.

To provide an additional equity-based vehicle to incentivize officers and other key employees, in February 2000 and January 2001, the Board of Directors of the Company approved and adopted the UICI 2000 Restricted Stock Plan and 2001 Restricted Stock Plan, respectively, pursuant to which the Company may from time to time and subject to the terms thereof make awards of restricted shares of the Company’s Common Stock to eligible participants in the Plan. Shares of Common Stock granted to eligible participants generally vest on the second anniversary of the date of grant and are otherwise forfeitable if the participant ceases to provide material services to the Company as an employee, independent contractor, consultant, advisor, director or otherwise for any reason other than death prior to vesting. Shares of restricted stock also vest upon a Change of Control (as defined) or upon the death of the participant. The Committee determined not to award restricted stock to any eligible participant with respect to 2005 performance. At December 31, 2005, an aggregate of 268,696 shares of UICI common stock were available to be granted under the terms of the 2000, 2001 and 2005 Restricted Stock Plans to eligible employees.

Section 162(m) of the U.S. Internal Revenue Code limits the deductibility of compensation in excess of $1.0 million paid to the Company’s Chairman, chief executive officer and president or to any of the Company’s four highest-paid other executive officers unless certain specific and detailed criteria are satisfied. The Committee considers the anticipated tax treatment to the Company and its executive officers in its review and establishment of compensation programs and payments, but has determined that it will not necessarily seek to limit compensation to that amount otherwise deductible under Section 162(m).

EXECUTIVE COMPENSATION COMMITTEE

R.H. Mick Thompson, Chairman
Mural R. Josephson
Dennis C. McCuistion

Compensation of Directors

UICI does not compensate directors who are also officers of the Company for their service as directors. The following chart reflects the compensation for the non-employee directors of the Company as approved by the Executive Compensation Committee and the Board of Directors of the Company:

As Effective
Feature	April 27, 2005

Annual Retainer	$25,000
Per Quarterly Meeting Attendance Fee:	$7,500
Per Special Meeting of Board Requiring In-Person Attendance (as determined by Chairman or President and CEO)	$6,000
Audit Committee Chairman:
Annual Retainer:	$15,000
Per Meeting Attendance Fee:	$500
Lead Independent Director:
Quarterly Retainer:	$16,250
Chairman of Nominating & Governance Committee and Chairman of Executive Compensation Committee:
Annual Retainer:	$7,500
Per Meeting Attendance Fee:	$500
Annual Retainer for Other Non-Employee Members of Audit Committee, Nominating & Governance Committee, Compensation Committee and the Privacy Committee:	$6,000
Per Meeting Attendance Fee:	$500

Directors may elect to receive an equivalent value of UICI stock in lieu of cash for fees otherwise payable in cash. During 2005, Messrs. Josephson, Mockler and Thompson elected to receive their director compensation solely in cash, and Mr. McCuistion received a portion of his director compensation in stock. In accordance with the guidelines set forth above, during 2005 Mr. Josephson, Mr. McCuistion, Mr. Mockler and Mr. Thompson received in the aggregate $120,500, $182,750, $111,000 and $120,500, respectively, in director compensation from the Company.

Summary Compensation Table

The following table summarizes all compensation for services to us and our subsidiaries for the fiscal years ended December 31, 2005, 2004 and 2003, earned by or awarded or paid to the persons who were the Chairman of the Board, the chief executive officer, and the four other most highly compensated executive officers of the Company serving as such at December 31, 2005 (the “Named Executive Officers”).

							Long-Term
		Annual Compensation					Compensation Awards
						Other Annual	Restricted	Securities	All Other
						Compensation	Stock Awards	Underlying	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(a)		($)(b)	($)(c)	Options (#)(d)	($)(e)

Ronald L. Jensen	2005	1		—		—	—	—	—
Chairman of the	2004	1		—		—	—	—	—
Board(f)	2003	1		—		—	—	—	—
William J. Gedwed	2005	600,000		1,550,000	(h)	—	—	—	14,242
CEO and Chairman of the	2004	425,000		500,000		—	—	100,000	12,531
Board(g)	2003	202,692		250,000		—	—	—	8,816
Glenn W. Reed	2005	400,000		400,000		59,488	—	—	13,342
Executive Vice President	2004	400,000		250,000		—	—	20,000	13,447
& General Counsel	2003	400,000		300,000		9,672	—	—	13,122
Phillip J. Myhra	2005	375,000		650,000		41,242	—	—	14,242
Executive Vice President —	2004	361,923	(i)	425,000		—	—	40,000	13,447
Insurance Group	2003	325,000		520,000		8,117	—	—	13,122
Troy A. McQuagge	2005	400,000		900,000		—	—	—	11,440
President — Agency	2004	346,635	(j)	600,000		—	—	60,000	11,347
Marketing Group	2003	275,000		704,000		—	—	—	13,122
William J. Truxal	2005	231,539	(k)	657,832	(k)	—	—	50,000	13,510
President, Student	2004	75,000		1,743,473	(k)	—	—	—	13,018
Insurance Division	2003	75,000		1,500,862	(k)	—	—	—	13,122

(a)	Reflects cash bonuses accrued for the year presented.

(b)	2005 amount represents travel expenses and tax gross-up on the travel expenses. 2003 amount represents housing expenses. There was no other annual compensation in the nature of perquisites paid to any Named Executive Officers in any of the years shown.

(c)	At December 31, 2005, no Named Executive Officers held unvested restricted stock awards.

(d)	With respect to 2005, includes options granted on June 24, 2005. With respect to 2004, includes options granted on March 16, 2005.

(e)	Includes all other compensation paid to each Named Executive Officer, consisting of Company contributions to the Named Executive Officer’s 401(k) account, cash payments made under a Company-wide phantom stock plan and term life insurance premiums paid with respect to the Named Executive Officer. All 401(k) contributions made on behalf of the Named Executive Officers were calculated using the same formula as is used for all other eligible employees. Cash bonus payments under the Company-wide phantom stock plan were made in the same amount as paid to all other eligible employees. Term life insurance premiums represent the Company’s contribution to a life insurance program that is available to all eligible employees with benefits proportional to annual compensation and bonuses. All such other compensation paid to each Named Executive Officer with respect to each of the three prior years is specifically set forth in the table below:

				Term Life
		401(k)	Phantom Stock	Insurance	Total Other
		Contributions	Plan Bonus	Premiums	Compensation
Named Executive Officer	Year	($)	($)	($)	($)

William J. Gedwed	2005	12,600	400	1,242	14,242
	2004	11,721	—	810	12,531
	2003	8,636	—	180	8,816
Glenn W. Reed	2005	11,700	400	1,242	13,342
	2004	12,150	487	810	13,447
	2003	12,000	402	720	13,122
Phillip J. Myhra	2005	12,600	400	1,242	14,242
	2004	12,150	487	810	13,447
	2003	12,000	402	720	13,122
Troy A. McQuagge	2005	10,500	400	540	11,440
	2004	10,050	487	810	11,347
	2003	12,000	402	720	13,122
William J. Truxal	2005	12,300	400	810	13,510
	2004	11,721	487	810	13,018
	2003	12,000	402	720	13,122

(f)	Mr. Jensen served as Chairman of the Board until his death on September 2, 2005.

(g)	Mr. Gedwed has served as a director of the Company since June 2000 and as President and Chief Executive Officer since July 1, 2003. Mr. Gedwed was appointed as Chairman of the Board on September 7, 2005.

(h)	Represents bonus paid for the period of July 1, 2004 through December 31, 2005.

(i)	Represents base compensation actually paid during 2004. Effective July 1, 2004, the Executive Compensation Committee authorized an increase in Mr. Myhra’s annual base compensation from $325,000 to $375,000.

(j)	Represents base compensation actually paid during 2004. Effective July 1, 2004, the Executive Compensation Committee authorized an increase in Mr. McQuagge’s annual base compensation from $275,000 to $400,000.

(k)	In each of 2005, 2004 and 2003, Mr. Truxal’s bonus was determined by reference to annual premium written with respect to selected clients of the Student Insurance Division. Effective June 1, 2005, the Executive Compensation Committee authorized the change in the annual base compensation from $75,000 to $350,000 with future bonuses being awarded as a percentage of base pay.

2005 Stock Options

The following table summarizes options granted to the Named Executive Officers for 2005, along with the present value of such options on the date they were granted, calculated as described in the footnote to the table.

Number of
	Securities	Percent of Total	Exercise
	Underlying	Options Granted to	or Base		Grant Date
	Options	Employees in	Price		Present
Name	Granted(1)	Fiscal Year	($/Sh)	Expiration Date	Value(2)($)

Ronald L. Jensen	—	—	—	—	—
William J. Gedwed	—	—	—	—	—
Glenn W. Reed	—	—	—	—	—
Phillip J. Myhra	—	—	—	—	—
Troy A. McQuagge	—	—	—	—	—
William J. Truxal	50,000	43.48%	31.68	09/22/2010	423,100

(1)	Reflects options that were granted on June 24, 2005. Excludes options granted on March 16, 2005 that were included in the prior year table.

(2)	Grant date present value is determined using the Black-Scholes Model. The Black-Scholes Model is a mathematical formula widely used to value exchange-traded options. The Black-Scholes Model relies on several key assumptions to estimate the present value of options, including the volatility of, and dividend yield on, the security underlying the option, the risk-free rate of return on the date of grant and the estimated time period until exercise of the option. However, stock options granted by the Company are long-term, non-transferable and subject to vesting in equal annual increments over a five-year period, while exchange-traded options are short-term and can be exercised or sold immediately in the liquid market. Based on the Black-Scholes option valuation model with the actual option price, the key weighted average input variables used in valuing the options granted on June 24, 2005 were as follows: risk-free interest rate 3.59%; dividend yield 1.74%; stock price volatility 0.503; option term 3 years; option exercise price $31.68; and stock price on date of grant $28.80. The volatility variable reflects actual daily stock price trading data for the period equal to the expected life of the options immediately preceding the grant date. The actual value, if any, that a grantee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the value realized will be at or near the value estimated by the Black-Scholes Model.

Aggregate Stock Option Exercises in 2005 and Year-End Values

The following table summarizes for each of the Named Executive Officers the total number of unexercised stock options held at December 31, 2005, and the aggregate dollar value of in-the-money, unexercised stock options held at December 31, 2005.

					Value of
			Number of		Unexercised
	Shares		Unexercised Stock		In-the-Money Stock
	Acquired		Options at Year		Options at Year
	on	Value	End (#)		End ($)(a)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald L. Jensen	—	—	—	—	—	—
William J. Gedwed	49,950	988,351	767	100,263	17,607	481,752
Glenn W. Reed	6,500	118,398	22,800	34,200	549,028	436,542
Phillip J. Myhra	3,600	65,323	35,000	72,000	847,513	964,683
Troy A. McQuagge	12,800	246,048	2,000	92,000	48,220	1,054,120
William J. Truxal	—	—	—	50,000	—	191,500

(a)	The closing stock price per share at December 31, 2005 was $35.51.

During 2005 the Company did not adjust or amend the exercise price of stock options previously awarded to any of the Named Executive Officers, whether through amendment, cancellation or replacement grants or any other means.

Blackstone Transaction — Special Compensation Arrangements

On September 15, 2005, UICI entered into a merger agreement, pursuant to which affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners will acquire UICI in a cash merger, with UICI being the surviving corporation in the merger. Completion of the transaction is subject to insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close on or about April 3, 2006. In connection with the proposed transaction, the Company has entered into special arrangements with certain members of management, as more particularly described herein.

Employment Agreements

Under the terms of employment commitment agreements requested by and negotiated with The Blackstone Group after the key terms of the merger were agreed upon, if the merger is completed, Timothy L. Cook, William J.

Gedwed, Mark D. Hauptman, Troy A. McQuagge, Phillip J. Myhra, James N. Plato and William J. Truxal (the “Continuing Executives”) will continue to serve in each of their respective positions and will receive an annual base salary in an amount not less than their respective base salary immediately before the merger. The Continuing Executives will also be eligible for an annual bonus ranging from a target of 50% to 100% of annual base salary and a maximum of 75% to 200% of annual base salary, as the case may be. Each of the Continuing Executives will also be entitled to new equity award grants and participation in employee benefit plans and (other than Mr. Cook) has agreed to retain all or a portion of their respective UICI equity and equity-based awards.

In addition, under the terms of their employment commitment agreements, the Continuing Executives are entitled to severance payments in the event of their termination in certain specified circumstances. The Continuing Executives would be entitled to receive severance equal to two times the executive’s base salary plus target bonus payable in monthly installments, continuation of welfare benefits for two years, as well as a pro-rata bonus, based on the executive’s target bonus, if such termination occurs after the last day of the first quarter of the applicable fiscal year. The parties are finalizing employment agreements providing for the foregoing, as well as full change-of-control parachute excise tax gross up protection on all payments and benefits due to the executive, including such payments and benefits due to the executive in connection with the merger; provided, however, that following a change of control of UICI (other than the merger), the surviving corporation will be entitled to reduce the executive’s payments (but not by more than 10%) if the reduction would allow the avoidance of the imposition of any excise tax associated with the change of control. In addition, each of the executive officers has agreed to two-year post-termination non-competition and non-solicitation covenants.

Glenn W. Reed (UICI’s Executive Vice President and General Counsel and a Named Executive Officer) is in discussions with the Company with respect to his employment with the surviving corporation following completion of the merger. Based on these discussions, Mr. Reed may invest all or a portion of the cash payment (subject to any applicable withholding taxes) he receives in connection with the vesting and cancellation of his outstanding options to purchase shares of UICI granted under our benefit plans.

Certain Other Employees

Under the terms of their employment commitment agreements, if the merger is completed, certain UICI employees other than Messrs. Cook, Gedwed, Hauptman, McQuagge, Myhra, Plato and Truxal, including members of our senior management team, will continue to serve in their respective positions and will receive an annual base salary, which will not be less than the employee’s base salary immediately before the merger. These employees will be eligible for an annual bonus ranging from a target of 35% to 50% of annual base salary and a maximum of 65% to 100% of annual base salary, as the case may be. Furthermore, these employees will also be entitled to receive new equity award grants and participate in employee benefit plans.

Upon termination of employment in certain specified circumstances, these employees are entitled to receive severance payments equal to one or two times the employee’s base salary plus target bonus payable in monthly installments, depending upon the employee’s particular position with the surviving corporation; continuation of welfare benefits for one or two years, depending upon the employee’s particular position with the surviving corporation; as well as a pro-rata bonus, based on his or her target bonus, if such termination occurs after the last day of the first quarter of the applicable fiscal year; and full change of control parachute excise tax gross up protection on all payments and benefits due to the employee; provided, that the surviving corporation will be entitled to reduce the executive’s payments (but not by more than 10%) if the reduction would allow the avoidance of the imposition of any excise tax associated with the change of control. Further, each of these employees has agreed to one or two-year post-termination non-competition and non-solicitation covenants, the duration of which coincides with the term during which they will be entitled to receive severance payments.

UICI Success Bonus Award Plan

On September 14, 2005, our board of directors adopted the UICI Success Bonus Award Plan as an employee incentive and retention program to help retain and provide an incentive to employees (including executive officers) who are key to a successful completion of the merger.

Under the terms of the UICI Success Bonus Award Plan, a participant will be entitled to receive his or her award if the participant continues to be employed by us or any of our subsidiaries through the date of completion of any transaction resulting in a change of control of UICI (including the merger). If a participant ceases to be employed before that date, he or she will not be entitled to an award, unless the Executive Compensation Committee determines otherwise. If the merger (or another transaction that would qualify as a change of control under the plan) is not completed before June 30, 2006, participants will not be entitled to receive awards under the plan.

Awards under the UICI Success Bonus Award Plan will be payable 60% on the date of completion of any transaction resulting in a change of control of UICI (including the merger) and the remaining 40% will be payable on a date that is not later than 180 days following completion of any transaction resulting in a change of control of UICI (including the merger). If a participant’s employment is terminated as a result of his or her death or disability, the participant or his or her designated beneficiary will be entitled to receive 75% of the amounts to which the participant otherwise would have been entitled. The Continuing Executives (i.e., Messrs. Cook, Gedwed, Hauptman, McQuagge, Myhra, Plato and Truxal) collectively are eligible to receive 73% of the bonus pool, or approximately $14.7 million.

The total pool available for award to participants under the plan is estimated to be $20.3 million. In accordance with the terms of the plan, on November 1, 2005 the Committee designated participants in the plan and awarded success bonuses to be paid to such participants at the times and in the manner as prescribed by the plan. Designated participants under the plan included William J. Gedwed, Glenn W. Reed, Phillip J. Myhra, Troy A. McQuagge and William J. Truxal, who were allocated success bonuses in the amounts of $2,026,490, $2,533,113, $3,378,160, $3,378,160 and $1,126,728, respectively. The remaining portion of the pool ($7,822,256) was allocated among seven additional designated participants.

UICI Director and Employee Stock Options and Restricted Shares

Immediately before the completion of the merger, each outstanding option to purchase shares of UICI common stock granted under our benefit plans will become fully vested, and except with respect to those options that will be retained by certain executive officers, each option will be cancelled and converted into a right to receive a payment from the surviving corporation (subject to any applicable withholding taxes) equal to the difference between $37.00 and the exercise price for the option multiplied by the number of shares subject to such option, to the extent the difference is a positive number. As of February 13, 2006 (the record date for the special meeting), the aggregate number of shares of stock subject to unvested stock options held by the continuing executives as a group and our non-employee directors as a group is 447,030 and 5,351, respectively, and the number of such shares of stock subject to unvested stock options that will be in-the-money (i.e., the merger consideration will exceed the applicable exercise price per share of the stock option) is 447,030 and 5,351. The weighted average exercise prices of these 447,030 and 5,351 options are $26.43 and $14.05, respectively.

Immediately before the completion of the merger, the forfeiture provisions of each then outstanding restricted share issued under our employee benefit plans will lapse. At the completion of the merger, each holder of restricted shares will be treated as a holder of the corresponding number of shares of common stock and in the same manner as other outstanding common shares issued and outstanding immediately before the merger was completed, except with respect to those shares that will be retained by certain members of senior management described above. As of the record date for the special meeting, the aggregate number of restricted shares held by our continuing executives and our non-employee directors as a group is approximately 12,000 and -0-, respectively.

Comparison of Total Stockholder Return

The following graph compares the cumulative total stockholder return on UICI Common Stock for the last five years with the cumulative return for the same period of the S&P 600 Small Cap Market Index and the S&P Insurance Index. The graph assumes the investment of $100 at the beginning of the period in the Company’s Common Stock.

Employee Stock Ownership and Savings Plan

The Company maintains for the benefit of its and its subsidiaries’ employees the UICI Employee Stock Ownership and Savings Plan (the “Employee Plan”). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall salary limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the “ESOP”), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Shares contributed to the ESOP or purchased with the Company’s contributions are allocated to the participant’s account on a monthly basis, and forfeitures are allocated to employees who are participants on the last day of the plan year based upon the ratio of each participant’s annual credited compensation (up to $75,000) to the total annual credited compensation of all participants entitled to share in such contributions for such Plan Year. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a six-year period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of February 13, 2006, 46,626,369 shares of our common stock were outstanding and, as of such date, these stockholders have reported the following ownership of shares of our common stock, which represents the following percent of outstanding shares of our common stock on that date:

	Common Shares
	Beneficially		Percent of
Name & Address of Beneficial Owner	Owned(1)		Common Stock

Comerica Bank, as Trustee	2,856,921	(2)	6.13%
One Detroit Center Detroit, MI 48275
Barclays Global Investors, NA	3,011,700		6.46%
45 Fremont Street San Francisco, CA 94105
Paulson & Company	2,982,500		6.40%
590 Madison Avenue New York, NY 10022
Gladys M. Jensen	7,946,528	(3)	17.04%
6500 Beltline Road Suite 170 Irving, TX 75063
OUI, Inc.	2,734,483	(4)	5.86%
6500 N. Beltline Road Irving, TX 75063
William J. Gedwed	46,178		*
Glenn W. Reed	80,710		*
Phillip J. Myhra	61,367		*
Troy A. McQuagge	82,623		*
William J. Truxal	55,844		*
Richard T. Mockler	11,425		*
Mural R. Josephson	5,315		*
R.H. Mick Thompson	-0-		*
Dennis C. McCuistion	832		*
All executive officers and directors (13) individuals) as a group	433,741		*

*	The amount shown is less than 1% of the outstanding shares of Common Stock.

(1)	Shares beneficially owned by any holder include (a) shares (if any) held by the Trustee for the benefit of the holder under the Company’s Employee Stock Ownership and Savings Plan and (b) shares (if any) issuable upon the exercise of stock options held by such holder that are exercisable within 60 days of February 13, 2006. The shares of Common Stock held by the Trustee under the Company’s Employee Stock Ownership and Savings Plan that are purchased with contributions made by the Company are subject to the vesting requirements of the Plan.

(2)	Represents shares held by Comerica Bank, as Trustee under the Company’s Employee Stock Ownership and Savings Plan.

(3)	According to the Schedule 13D filed on October 5, 2005 by Gladys M. Jensen, includes 3,846,528 shares owned by the estate of Ronald L. Jensen (of which Gladys M. Jensen is the independent executor) and 4,100,000 shares owned by Gladys M. Jensen outright.

(4)	According to the Schedule 13D/A filed on October 11, 2005 by OUI, Inc.

Item 13.	Certain Relationships and Related Transactions

See Note K of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

In addition to retaining KPMG LLP to audit UICI’s consolidated financial statements for 2005, UICI and its affiliates retained KPMG LLP and other accounting and consulting firms to provide advisory, auditing and consulting services in 2005. The Company understands the need for KPMG LLP to maintain objectivity and independence in its audit of the Company’s consolidated financial statements. To minimize relationships that could appear to impair the objectivity of KPMG LLP, the UICI Audit Committee has restricted the non-audit services that KPMG LLP may provide to UICI primarily to tax services and merger and acquisition due diligence and audit services, and the Audit Committee has determined that UICI will obtain non-audit services from KPMG LLP only when the services offered by KPMG LLP are more effective or economical than comparable services available from other service providers.

The Audit Committee Charter provides that the Committee shall approve all non-audit engagement fees and terms with the independent accountants and all other compensation to be paid to the independent accountants. The Committee has the authority to delegate pre-approvals of non-audit services to a single member of the Audit Committee, and the Chairman of the Committee has been authorized to pre-approve non-audit services up to $50,000, not to exceed an aggregate of $100,000 in any one year. Fees for non-audit services exceeding these amounts must be approved by the full Committee.

In determining the appropriateness of a particular non-audit service to be performed by the audit firm, the Audit Committee shall consider whether the service facilitates the performance of the audit, improves the Company’s financial reporting process or is otherwise in the public interest.

The aggregate fees billed for professional services by KPMG LLP in 2005 and 2004 were as follows:

Type of Fees	2005	2004
	(In thousands)

Audit Fees(a)	$3,845	$3,852
Audit-Related Fees(b)	143	414
Tax Fees	57	100
All Other Fees(c)	30	14

Total	$4,075	$4,380

(a)	Includes fees in the amount of $2.7 million in each of 2005 and 2004 relating to the audit of internal controls required by the Sarbanes-Oxley Act.

(b)	In 2005 includes fees in the amount of $143,000 for professional services associated with the contemplated acquisition of the Company in a cash merger by a group of private equity firms. In 2004 includes fees in the amount of $409,000 for professional services associated with assistance in the process of documenting UICI’s internal controls over processes contributing to financial reporting.

(c)	Includes in 2005 fees in the amount of $24,000 for professional services associated with the contemplated acquisition of the Company in a cash merger by a group of private equity firms.

For purposes of the table above, “audit fees” are fees that the Company paid to KPMG LLP for the audit of the Company’s consolidated financial statements included in UICI’s Annual Report on Form 10-K and review of financial statements included in Quarterly Reports on Form 10-Q, and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” represent fees billed by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by the accounting firm to the Company for any services not included in the first three categories (which other fees consist primarily of online research subscription fees, seminar attendance fees). All fees in each fee category were approved by the Company’s Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

The following consolidated financial statements of UICI and subsidiaries are included in Item 8:

Financial Statement Schedules

Schedule II — Condensed Financial Information of Registrant December 31, 2005, 2004 and 2003: UICI (Holding Company)	F-67
Schedule III — Supplementary Insurance Information	F-70
Schedule IV — Reinsurance	F-72
Schedule V — Valuation and Qualifying Accounts	F-73

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
President, Chief Executive Officer and
Chairman of the Board

Date: March 13, 2006

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ WILLIAM J. GEDWED* William J. Gedwed		President, Chief Executive Officer and Chairman of the Board	March 13, 2006

/s/ MARK D. HAUPTMAN* Mark D. Hauptman		Vice President, Chief Financial Officer, and Chief Accounting Officer	March 13, 2006

/s/ GLENN W. REED Glenn W. Reed		Executive Vice President, General Counsel, and Director	March 13, 2006

/s/ DENNIS C. MCCUISTION* Dennis C. McCuistion		Director	March 13, 2006

/s/ MURAL R. JOSEPHSON* Mural R. Josephson		Director	March 13, 2006

/s/ R. H. MICK THOMPSON* R. H. Mick Thompson		Director	March 13, 2006

/s/ RICHARD T. MOCKLER* Richard T. Mockler		Director	March 13, 2006

*By:	/s/ GLENN W. REED Glenn W. Reed (Attorney-in-fact)	(Attorney-in-fact)	March 13, 2006

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)
FINANCIAL STATEMENTS and SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2005
UICI
and
SUBSIDIARIES
NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UICI:

We have audited the accompanying consolidated balance sheets of UICI and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UICI and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UICI’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UICI:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that UICI maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UICI’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that UICI maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, UICI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UICI and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
March 13, 2006

UICI AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands, except share amounts)

ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2005 — $1,496,340; 2004 — $1,500,204)	$1,484,465	$1,531,231
Equity securities, at fair value (cost: 2005 — $1,508; 2004 — $1,508)	1,347	1,461
Mortgage loans	751	3,884
Policy loans	16,325	17,101
Short-term and other investments	275,036	165,661

Total Investments	1,777,924	1,719,338
Cash and cash equivalents	—	—
Student loans	109,808	109,288
Restricted cash	22,517	39,455
Investment income due and accrued	24,263	22,706
Due premiums	52,259	86,051
Reinsurance receivable	24,002	24,537
Agents’ and other receivables	30,417	34,762
Deferred acquisition costs	131,120	110,502
Property and equipment, net	81,880	97,863
Goodwill and other intangible assets	79,004	75,625
Recoverable federal income taxes	13,148	—
Deferred income tax	12,102	16,569
Other assets	13,086	8,962

	$2,371,530	$2,345,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$447,992	$444,228
Claims	558,106	622,587
Unearned premiums	155,285	177,406
Other policy liabilities	12,881	14,450
Accounts payable and accrued expenses	54,170	60,035
Cash overdraft.	3,736	8,749
Other liabilities	115,624	126,040
Federal income taxes payable	—	3,355
Debt	15,470	15,470
Student Loan Credit Facility	130,900	150,000
Net liabilities of discontinued operations	6,285	9,193

	1,500,449	1,631,513
Commitments and Contingencies (Note L)
Stockholders’ Equity
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, no shares issued and outstanding in 2005 and 2004	—	—
Common Stock, par value $0.01 per share — authorized 100,000,000 shares in 2005 and 2004; 47,543,590 issued and 46,134,199 outstanding in 2005; 47,623,102 issued and 45,715,144 outstanding in 2004	476	476
Additional paid-in capital	212,331	202,139
Accumulated other comprehensive income (loss)	(7,823)	20,137
Retained earnings	697,243	528,447
Treasury stock, at cost (1,409,391 common shares in 2005 and 1,907,958 common shares in 2004)	(31,146)	(37,054)

	871,081	714,145

	$2,371,530	$2,345,658

See accompanying notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Revenue
Premiums:
Health (includes amounts received from related parties of $957, $2,085 and $1,308 in 2005, 2004 and 2003, respectively)	$1,855,969	$1,812,892	$1,547,233
Life premiums and other considerations	61,565	45,851	36,020

	1,917,534	1,858,743	1,583,253
Investment income (includes amounts received from related parties of $16, $9 and $35 in 2005, 2004 and 2003, respectively)	97,788	85,868	77,661
Other income (includes amounts received from related parties of $1,103, $2,488 and $2,263 in 2005, 2004 and 2003, respectively)	106,656	117,827	124,537
Gains (losses) on sale of investments	(760)	6,671	39,711

	2,121,218	2,069,109	1,825,162
Benefits and Expenses
Benefits, claims, and settlement expenses	1,092,136	1,134,901	1,045,640
Underwriting, policy acquisition costs, and insurance expenses (includes amounts paid to related parties of $6,670, $7,294 and $9,145 in 2005, 2004 and 2003, respectively)	625,633	632,132	563,574
Variable stock compensation expense (benefit)	7,214	14,307	(459)
Other expenses, (includes amounts paid to related parties of $1,676, $1,320 and $3,021 in 2005, 2004 and 2003, respectively)	77,076	63,203	79,264
Interest expense	6,009	3,417	3,016
Losses in Healthaxis, Inc. investment	—	—	2,211

	1,808,068	1,847,960	1,693,246

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	313,150	221,149	131,916
Federal income taxes	110,180	75,268	44,592

INCOME FROM CONTINUING OPERATIONS	202,970	145,881	87,324
DISCONTINUED OPERATIONS:
Income (loss) from operations, (net of income tax benefit (expense) of $(2,614), $1,084 and $16,522 in 2005, 2004 and 2003, respectively)	531	15,677	(72,990)

NET INCOME	$203,501	$161,558	$14,334

Earnings per share:
Basic earnings
Income from continuing operations	$4.40	$3.16	$1.88
Income (loss) from discontinued operations	0.01	0.34	(1.57)

NET INCOME	$4.41	$3.50	$0.31

Diluted earnings
Income from continuing operations	$4.31	$3.07	$1.82
Income (loss) from discontinued operations	0.01	0.33	(1.52)

NET INCOME	$4.32	$3.40	$0.30

See accompanying notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2003	$509	$236,082	$42,337	$364,032	$(57,910)	$585,050
Comprehensive income:
Net income	—	—	—	14,334	—	14,334
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities	—	—	(27,273)	—	—	(27,273)
Deferred income tax expense	—	—	9,481	—	—	9,481
Other	—	—	62	—	—	62

Other comprehensive loss	—	—	(17,730)	—	—	(17,730)

Comprehensive income (loss)	—	—	(17,730)	14,334	—	(3,396)

Vesting of Agent Plan credits	—	7,932	—	—	4,294	12,226
Common stock issued	1	358	—	—	—	359
Exercise stock options	7	10,341	—	—	—	10,348
Retirement of treasury stock	(36)	(46,970)	—	—	47,006	—
Purchase of treasury stock	—	—	—	—	(19,596)	(19,596)
Stock-based compensation tax benefit	—	618	—	—	—	618
Other	—	1,959	—	—	—	1,959

Balance at December 31, 2003	481	210,320	24,607	378,366	(26,206)	587,568
Comprehensive income (loss):
Net income	—	—	—	161,558	—	161,558
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities	—	—	(6,877)	—	—	(6,877)
Deferred income tax expense	—	—	2,407	—	—	2,407

Other comprehensive loss	—	—	(4,470)	—	—	(4,470)

Comprehensive income (loss)	—	—	(4,470)	161,558	—	157,088

Dividends paid	—	—	—	(11,477)	—	(11,477)
Vesting of Agent Plan credits	—	249	—	—	10,358	10,607
Exercise stock options	6	5,546	—	—	—	5,552
Stock-based compensation tax benefit	—	1,972	—	—	—	1,972
Retirement of treasury stock	(11)	(16,729)	—	—	16,740	—
Purchase of treasury stock	—	—	—	—	(37,946)	(37,946)
Other	—	781	—	—	—	781

Balance at December 31, 2004	476	202,139	20,137	528,447	(37,054)	714,145
Comprehensive income (loss):
Net income (loss)	—	—	—	203,501	—	203,501
Change in unrealized gains (losses) on securities	—	—	(43,016)	—	—	(43,016)
Deferred income tax expense	—	—	15,056	—	—	15,056

Other comprehensive loss	—	—	(27,960)	—	—	(27,960)

Comprehensive income (loss)	—	—	(27,960)	203,501	—	175,541

Dividends paid	—	—	—	(34,705)	—	(34,705)
Vesting of Agent Plan credits	—	11,245	—	—	9,990	21,235
Exercise stock options	3	2,579	—	—	—	2,582
Stock-based compensation tax benefit	—	1,861	—	—	—	1,861
Retirement of treasury stock	(3)	(7,519)	—	—	7,522	—
Purchase of treasury stock	—	—	—	—	(11,514)	(11,514)
Other	—	2,026	—	—	(90)	1,936

Balance at December 31, 2005	$476	$212,331	$(7,823)	$697,243	$(31,146)	$871,081

See accompanying notes to consolidated financial statements.

UICI AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating Activities
Net income	$203,501	$161,558	$14,334
(Income) loss from discontinued operations	(531)	(15,677)	72,990
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) loss on sale of investments	760	(6,671)	(39,711)
Operating loss of Healthaxis, Inc.	—	—	2,211
Change in accrued investment income	(5,951)	(4,538)	(2,040)
Change in due premiums	33,792	(31,383)	(29,442)
Change in reinsurance receivables	535	32,710	6,516
Change in other receivables	6,606	80	(4,679)
Change in current federal income taxes payable (recoverable)	(16,503)	(15,275)	19,862
Acquisition costs deferred	(103,185)	(93,383)	(65,733)
Amortization of deferred acquisition costs	82,567	73,532	69,343
Depreciation and amortization	31,154	29,392	18,404
Deferred income tax (benefit) change	19,523	(153)	121
Change in policy liabilities	(72,162)	90,349	168,195
Change in other liabilities and accrued expenses	(952)	30,898	41,466
Variable stock compensation (benefit)	7,214	14,307	(459)
Other items, net	1,398	6,274	(4,065)

Cash Provided by Continuing Operations	187,766	272,020	267,313
Cash Provided by (Used in) Discontinued Operations	(2,377)	(17,815)	33,238

Net Cash Provided by Operating Activities	185,389	254,205	300,551

Investing Activities
Securities available-for-sale
Purchases	(295,919)	(425,209)	(664,905)
Sales	166,901	181,103	249,316
Maturities, calls and redemptions	131,701	130,543	178,847
Student loans
Purchases and originations	(7,065)	(11,279)	(19,384)
Maturities	10,244	8,798	7,579
Short-term and other investments — net	(105,320)	(43,256)	40,632
Purchase of subsidiaries and life and health business	—	(53,100)	(4,951)
Additional cost of purchase of subsidiary	(7,110)	—	—
Change in restricted cash	16,938	3,022	13,270
Additions to property and equipment	(11,440)	(25,424)	(33,316)
Minority interest purchased	—	—	(863)
Change in agents’ receivables	(5,141)	(4,882)	10,556

Cash Used in Continuing Operations	(106,211)	(239,684)	(223,219)
Cash Provided by (Used in) Discontinued Operations	—	25,365	(116,653)

Net Cash Used in Investing Activities	(106,211)	(214,319)	(339,872)

Financing Activities
Repayment of notes payable	—	(18,951)	(3,971)
Repayment of student loan credit facilities	(19,100)	—	—
Change in cash overdraft.	(5,013)	8,749	—
Net proceeds from issuance of trust securities	—	14,570	—
Deposits from investment products	10,602	9,965	8,928
Withdrawals from investment products	(22,847)	(26,627)	(25,768)
Exercising of stock options	4,443	7,524	10,966
Purchase of treasury stock	(13,359)	(36,220)	(19,596)
Dividends paid	(34,705)	(11,477)	—
Other	801	(1,433)	2,318

Cash Used in Continuing Operations	(79,178)	(53,900)	(27,123)
Cash Provided by Discontinued Operations	—	—	25,542

Net Cash Used in Financing Activities	(79,178)	(53,900)	(1,581)

Net Decrease in Cash	—	(14,014)	(40,902)
Cash and Cash Equivalents at beginning of period	—	14,014	54,916

Cash and Cash Equivalents at end of period	$—	$—	$14,014

See accompanying notes to consolidated financial statements.

UICI AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UICI and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

UICI is a holding company, and the Company conducts its insurance businesses through its wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

Nature of Operations

The Company offers insurance (primarily health and life) to niche consumer and institutional markets. The Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association group, voluntary employer group and student markets. Information on the Company’s operations by segment is included in Note O.

Through its Self-Employed Agency Division (“SEA Division”), the Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses and products for the small (2-15 members) employer group market. The Company’s basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include both traditional fee-for-service indemnity (choice of doctor) plans and preferred provider organization plans, as well as other supplemental types of coverage. The Company markets these higher deductible products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services and Cornerstone America, the Company’s “dedicated” agency sales forces that primarily sell the Company’s products.

Commencing in the first quarter of 2005, the SEA Division began to offer on a selective state-by-state basis a new suite of consumer driven health plans (CDHPs) for the individual market, utilizing the consumer driven health plan features and methodology acquired in October 2004 as part of our purchase of substantially all of the operating assets of HealthMarket Inc. (a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 50 member) market).

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

Through its Life Insurance Division, the Company also issues universal life, whole life and term life insurance products to individuals in the self-employed market, the middle income market; the Hispanic market and the senior market. The Company distributes its life insurance products directly to individuals in the self-employed market through agents associated with UGA-Association Field Services and Cornerstone America and through marketing relationships with two independent managing general agents (MGAs).

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, Student Insurance Division, Star HRG Division, Life Insurance Division and Other Insurance (consisting of the Company’s accident insurance/reinsurance business, which commenced operations in the third quarter of 2003); and (b) its Other Key Factors segment, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003). In 2005, the incremental costs associated with the pending acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

On September 15, 2005, UICI entered into a merger agreement, pursuant to which affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners will acquire UICI in a cash merger, with UICI being the surviving corporation in the merger. In the proposed transaction, substantially all current stockholders of UICI (other than certain members of management and UICI’s independent insurance agents holding shares through UICI’s agent stock accumulation plans) will receive $37.00 per share in cash. Completion of the transaction is subject to shareholder approval, receipt of insurance regulatory approvals, the receipt of certain financing and other conditions. The parties currently expect the transaction to close on or about April 3, 2006.

The board of directors has fixed February 13, 2006 as the record date for a special meeting of stockholders called to be held on Wednesday, March 29, 2006, at which the holders of the Company’s Common Stock will be asked, among other things, to approve the merger agreement.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Investments

Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments classified as “available for sale” are reported at fair value. Equity securities consist of common stocks and are carried at fair value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at the aggregate unpaid balance. Short-term investments are generally carried at cost which approximates fair value. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinant of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned, and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, other underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA, Student Insurance, Star HRG Divisions and the Other Insurance division are expensed as incurred.

With respect to health policies sold through the Company’s SEA Division, commissions paid to agents with respect to first year policies are higher than commissions paid to agents with respect to policies in renewal years. Accordingly, during periods of increasing first year premium revenue, the SEA Division’s overall operating profit margin will be negatively impacted by the higher commission expense associated with first year premium revenue.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,
	2005	2004	2003
	(In thousands)

Costs of policies acquired:
Beginning of year	$4,991	$7,563	$3,376
Additions(1)	—	—	4,951
Amortization(2)	(1,785)	(2,572)	(764)

End of year	3,206	4,991	7,563
Deferred costs of policies issued	127,914	105,511	83,088

Total	$131,120	$110,502	$90,651

(1)	Effective December 31, 2003, the Company terminated a coinsurance arrangement (see Note G — Reinsurance), and the Company settled the purchase price for the novation of the remaining coinsured policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.

(2)	The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 20% based on a variety of assumptions including the type of policies acquired.

Set forth below is an analysis of deferred costs of policies issued at each of December 31, 2005, 2004 and 2003 and the related deferral and amortization in each of the years then ended:

	December 31,
	2005	2004	2003
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$105,511	$83,088	$85,934
Additions	103,185	93,383	65,733
Amortization	(80,782)	(70,960)	(68,579)

End of year	$127,914	$105,511	$83,088

The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2005 is estimated to be as follows:

(In thousands)

2006	$1,365
2007	1,082
2008	350
2009	250
2010	159
2011 and thereafter	—

$3,206

Restricted Cash

At December 31, 2005 and 2004, the Company held restricted cash in the amount of $22.5 million and $39.5 million, respectively. Restricted cash consisted primarily of cash and cash equivalents securing student loan credit facilities held by a bankruptcy-remote, special purpose entity in the amount of $20.5 million and $37.4 million

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2005 and 2004, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. See Note H.

Allowance for Doubtful Accounts

The Company establishes an allowance for potential losses that could result from defaults or write-downs on various assets. The allowance is maintained at a level that the Company believes is adequate to absorb estimated losses.

The Company’s allowance for losses is as follows:

	December 31,
	2005	2004
	(In thousands)

Agents’ receivables	$3,710	$2,967
Other receivables	3,699	3,699
Mortgage loans	55	324
Student loans	2,722	3,608

	$10,186	$10,598

Property and Equipment

Property and equipment includes buildings, leasehold improvements, furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings).

	December 31,
	2005	2004
	(In thousands)

Land and improvements	$2,431	$2,731
Buildings and leasehold improvements	31,737	31,015
Construction in progress	2,469	—
Software	85,677	80,714
Furniture and equipment	51,044	49,068

	173,358	163,528
Less accumulated depreciation	91,478	65,665

Property and equipment (net)	$81,880	$97,863

Construction in progress in the amount of $2.5 million relates to a new facility that was placed in service in January 2006.

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles using Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from one to ten years. The Company has

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Following the Company’s annual review in 2005 for impairment of goodwill and other intangible assets related to continuing operations, the Company recorded an impairment charge at the SEA Division in the amount of $1.7 million related to the HealthMarket customer list acquired in October 2004. For financial reporting purposes the impairment charge was recorded in “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Statements of Operations.

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

The Company uses the developmental method to estimate its health claim liabilities. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note F — Policy Liabilities for a discussion of claim liabilities.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Expenses

Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the SEA Division. Also included in 2005 are the incremental costs associated with the pending acquisition of the Company by a group of private equity investors.

Variable stock compensation expense (benefit)

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the market performance of the Company’s common stock. See Note M.

Reinsurance

Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Advertising Expense

The Company incurred advertising costs not included in deferred acquisition costs of $1.8 million, $1.9 million and $3.4 million in 2005, 2004 and 2003, respectively. Advertising costs not included in deferred acquisition costs are expensed as incurred. These amounts are reflected in the Company’s consolidated statement of operations under the caption “Underwriting, policy acquisition costs and insurance expenses”.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Included in comprehensive income is the reclassification adjustments for realized gain (losses) included in net income of $(1.2) million, ($(768,000) net of tax), $4.3 million ($2.8 million net of tax) and $42.8 million, ($27.8 million net of tax) in 2005, 2004 and 2003, respectively.

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies to cover the operating expenses of such agencies and by other similar legislative entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2005 and 2004, the Company had accrued (reflected in “Other liabilities” on the Company’s consolidated balance sheet) $5.5 million and $3.7 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred guaranty fund and other health related assessments in the amount of $6.6 million, $4.2 million and $1.7 million in 2005, 2004 and 2003, respectively, recorded in “Underwriting, policy acquisition costs and insurance expenses” on the Company’s consolidated income statement.

New Accounting Pronouncements

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Net income, as reported	$203,501	$161,558	$14,334
Add: stock-based employee compensation expense included in reported net income, net of tax	654	93	6
(Deduct)/Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	(682)	160	(367)

Pro forma net income	$203,473	$161,811	$13,973

Earnings per share:
Basic as reported	$4.41	$3.50	$0.31
Basic-pro forma	$4.41	$3.51	$0.30
Diluted as reported	$4.32	$3.40	$0.30
Diluted-pro forma	$4.32	$3.41	$0.29

Reclassification

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 financial statement presentation. In particular, the Company has for financial reporting purposes reclassified for all periods presented certain revenue and expenses related to the Life Insurance Division.

Note B — Acquisitions and Dispositions

Acquisitions

On October 8, 2004, the Company completed an acquisition, for a cash purchase price of $53.1 million, of substantially all of the operating assets of HealthMarket, Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 200 employees) marketplace. In the acquisition, MEGA acquired HealthMarket’s administrative platform and substantially all of HealthMarket’s CDHP technology, fixed assets and personnel. In the transaction, HealthMarket retained ownership of American Travelers Assurance Company (“ATAC”), a wholly owned insurance subsidiary of HealthMarket. As part of the acquisition, Chesapeake entered into an assumption reinsurance agreement with HealthMarket and ATAC, pursuant to which Chesapeake agreed to pay a contingent renewal fee to HealthMarket. This renewal fee has been and will be reflected as goodwill and/or other intangible assets, as and when Chesapeake issues a renewal policy to a former ATAC policyholder.

For financial reporting purposes, the HealthMarket transaction was accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired, and the Consolidated Statement of Operations includes the results of operations of HealthMarket from the date of acquisition. The effect of this acquisition on the Company’s results of operations was not material, and, accordingly,

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma financial information has not been presented. In connection with the HealthMarket acquisition agreement and assumption reinsurance agreement, the Company had recorded goodwill and other intangible assets in the aggregate amount of $31.3 million at December 31, 2004. During 2005, the Company recorded an additional $7.1 million in goodwill and other intangible assets related to the assumption reinsurance agreement.

Effective December 31, 2003, the Company terminated a coinsurance arrangement and the Company settled the purchase price for the novation of certain coinsured policies to the Company. The net effect of the transaction resulted in cost of policies acquired in the amount of $5.0 million.

Dispositions

On November 18, 2003, the Company completed the sale of its former Academic Management Services Corp. (“AMS”) unit. The sale of AMS generated net cash proceeds to UICI of approximately $27.8 million. At closing, UICI also received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries with a face amount of approximately $44.3 million (including accrued interest). In anticipation of the sale of AMS, in the third quarter of 2003, the Company wrote down the carrying value of these loans to fair value, which was significantly less than the face amount of the loans. As part of the transaction, the purchaser agreed to assume responsibility for liquidating and terminating the remaining special purpose financing facilities through which AMS previously securitized student loans.

On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets that had been retained by the Company at the November 18, 2003 sale of AMS and reflected as held-for-sale assets on the Company’s consolidated balance sheet at December 31, 2003. The sale in 2004 of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

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

Note C — Investments

A summary of net investment income is set forth below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Fixed maturities	$76,418	$73,453	$60,479
Equity securities	89	535	2,310
Mortgage loans	227	367	503
Policy loans	1,051	1,184	1,190
Short-term and other investments	9,778	1,797	4,785
Agents’ receivables	3,692	3,583	3,799
Student loans	8,692	6,689	6,174

	99,947	87,608	79,240
Less investment expenses	2,159	1,740	1,579

	$97,788	$85,868	$77,661

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments
	(In thousands)

Year Ended December 31:
2005
Realized	$(1,192)	$10	$422	$(760)
Change in unrealized	(42,902)	(114)	—	(43,016)

Combined	$(44,094)	$(104)	$422	$(43,776)

2004
Realized	$731	$3,570	$2,370	$6,671
Change in unrealized	(3,972)	(2,905)	—	(6,877)

Combined	$(3,241)	$665	$2,370	$(206)

2003
Realized	$1,033	$41,783	$(3,105)	$39,711
Change in unrealized	(1,417)	(25,856)	—	(27,273)

Combined	$(384)	$15,927	$(3,105)	$12,438

Gross unrealized investment gains pertaining to equity securities were $28,000, $28,000 and $2.9 million, at December 31, 2005, 2004 and 2003, respectively. Gross unrealized investment losses pertaining to equity securities were $189,000, $75,000 and $-0- at December 31, 2005, 2004 and 2003, respectively.

The amortized cost and fair value of investments in fixed maturities are as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury and U.S. Government agency obligations	$87,003	$62	$(1,137)	$85,928
Mortgage-backed securities issued by U.S. Government agencies and authorities	251,418	634	(4,201)	247,851
Other mortgage and asset backed securities	184,557	1,174	(3,565)	182,166
Other corporate bonds	973,362	12,980	(17,822)	968,520

Total fixed maturities	$1,496,340	$14,850	$(26,725)	$1,484,465

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury and U.S. Government agency obligations	$59,067	$618	$(335)	$59,350
Mortgage-backed securities issued by U.S. Government agencies and authorities	328,416	3,985	(684)	331,717
Other mortgage and asset backed securities	196,678	3,618	(1,474)	198,822
Other corporate bonds	916,043	31,226	(5,927)	941,342

Total fixed maturities	$1,500,204	$39,447	$(8,420)	$1,531,231

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Amortized
	Cost	Fair Value
	(In thousands)

Maturity
One year or less	$115,136	$114,675
Over 1 year through 5 years	398,970	395,118
Over 5 years through 10 years	344,149	341,056
Over 10 years	202,110	203,599

	1,060,365	1,054,448
Mortgage and asset backed securities	435,975	430,017

Total fixed maturities	$1,496,340	$1,484,465

Proceeds from the sale and call of investments in fixed maturities were $181.8 million, $177.4 million and $200.3 million for 2005, 2004 and 2003, respectively. Gross gains of $4.6 million, $5.4 million and $9.3 million, and gross losses of $1.7 million, $1.1 million and $4.3 million were realized on the sale and call of fixed maturity investments during 2005, 2004 and 2003, respectively.

Proceeds from the sale of equity investments were $10,000, $17.3 million and $81.3 million for 2005, 2004 and 2003, respectively. Gross gains of $10,000, $3.6 million and $43.7 million and gross losses of $-0-, $-0- and $803,000 were realized on sales of equity investments during 2005, 2004 and 2003, respectively.

Set forth below is a summary of the Company’s equity securities:

	December 31, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
(In thousands)

Common stocks — non-affiliate	$1,508	$1,347	$1,508	$1,461

The fair value, which represents carrying amounts of equity securities, is based on quoted market prices.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the Company’s investments in mortgage loans approximate fair value, which is estimated using a discounted cash flow analysis, utilizing a discount rate equal to the rate currently being offered for similar loans to borrowers with similar credit ratings. The carrying values for mortgage loans are net of allowance of $55,000 and $324,000 at December 31, 2005 and 2004, respectively.

The carrying amounts of the Company’s investment in policy loans approximate fair value which is estimated using discounted cash flow analysis at a rate for similar loans at contractual rates for policy loans from currently marketed policies.

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2005, the Company had a carrying amount of $430.0 million of mortgage and asset backed securities, of which $247.9 million were government backed, $158.1 million were rated AAA, $2.7 million were rated AA, $14.2 million were rated A, $4.8 million were rated BBB, and $2.3 million were rated below investment grade by external rating agencies. At December 31, 2004, the Company had a carrying amount of $530.5 million of mortgage and asset backed securities, of which $331.7 million were government backed, $172.6 million were rated AAA, $11.6 million were rated A, $5.6 million were rated BBB, and $9.0 million were rated below investment grade by external rating agencies.

During 2005, 2004 and 2003, the Company recorded impairment charges for certain fixed maturities and equity securities in the amount of $4.1 million related to fixed maturities, $3.6 million related to fixed maturities and $5.1 million ($4.0 million for fixed maturities and $1.1 million for equity securities), respectively. The impairment charges are reflected in the Company’s consolidated statement of operations under the caption “Gains (losses) on sale of investments.”

Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2005:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$61,872	$747	$13,632	$390	$75,504	$1,137
Mortgage backed securities issued by U.S. Government agencies and authorities	145,168	2,077	68,632	2,124	213,800	4,201
Other mortgage and asset backed securities	67,635	947	78,020	2,618	145,655	3,565
Corporate bonds	380,079	7,642	260,044	10,180	640,123	17,822

Total securities	$654,754	$11,413	$420,328	$15,312	$1,075,082	$26,725

At December 31, 2005, the Company had $26.7 million of unrealized losses in its fixed maturities portfolio. Of the $11.4 million in unrealized losses that have existed for less than twelve months, only three securities had an unrealized loss in excess of 10% of the security’s cost. The aggregate amount of unrealized loss attributed to the securities in excess of 10% of the securities’ cost was $893,000 at December 31, 2005. Of the $15.3 million in unrealized losses that have existed for twelve months or longer, only one security had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to that security was $122,000 at December 31,

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005. The Company continually monitors these investments and believes that, as of December 31, 2005, the unrealized loss in these investments is temporary.

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

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2005 and 2004, excluding U.S. Government securities:

	December 31,
	2005		2004
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Fixed Maturities:
Federal National Mortgage Corporation	$25,370	1.4%	$18,038	1.0%
Short-term investments:
Fidelity Institutional Money Market Fund	$200,900	11.3%	$122,793	7.1%

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

Under the terms of various reinsurance agreements (see Note G), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $57.3 million and $64.4 million as of December 31, 2005 and 2004, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $17.1 million and $17.0 million on deposit with insurance departments in various states at December 31, 2005 and 2004, respectively.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company started a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2005, securities on loan to various borrowers totaled $45.4 million.

Note D — Student Loans

The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated under the Company’s College First Alternative Loan program. The student loans guaranteed by private insurers are guaranteed 100% as to principal and accrued interest.

At the closing of the sale of Academic Management Services Corp. in November 2003, UICI received uninsured student loan assets formerly held by AMS’ special purpose financing subsidiaries, which were subsequently sold in the first quarter of 2004. See Note Q for the discussion of AMS discontinued operations.

Set forth below is a summary of the student loans held by the Company at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Student loans — guaranteed by private insurers	$83,179	$83,179	$83,437	$83,437
Student loans — non-guaranteed	29,351	28,178	29,459	28,281
Allowance for losses	(2,722)	—	(3,608)	—

Total student loans	$109,808	$111,357	$109,288	$111,718

Of the aggregate $109.8 million and $109.3 million carrying amount of student loans held by the Company at December 31, 2005 and 2004, $109.6 million and $109.1 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note H.

The Company estimates the fair value of student loans based on values of recent sales of student loans from the Company into the secured student loan credit facility. See Note H.

The Company’s provision for losses on student loans is summarized as follows:

	December 31,
	2005	2004	2003
	(In thousands)

Balance at beginning of year	$3,608	$1,676	$941
Change in provision for losses	(886)	1,932	735

Balance at end of year	$2,722	$3,608	$1,676

The Company recognized interest income from continuing operations from the student loans of $8.7 million, $6.7 million and $6.2 million in 2005, 2004 and 2003, respectively, which is included in the investment income category on the Company’s consolidated statements of operations.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Goodwill and Other Intangible Assets

Set forth in the tables below is a summary of the goodwill and other intangible assets by operating division as of December 31, 2005 and 2004:

	December 31, 2005
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$44,049	$3,788	$(6,673)	$41,164
Star HRG Division	33,640	8,858	(5,242)	37,256
Life Insurance Division	552	—	(193)	359
Other Key Factors	225	—	—	225

	$78,466	$12,646	$(12,108)	$79,004

	December 31, 2004
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$39,489	$1,238	$(4,024)	$36,703
Star HRG Division	33,640	8,858	(4,160)	38,338
Life Insurance Division	552	—	(193)	359
Other Key Factors	225	—	—	225

	$73,906	$10,096	$(8,377)	$75,625

Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisitions of HealthMarket (completed in October 2004) and of Star HRG (completed February 28, 2002). See Note B.

The Company recorded amortization expense associated with other intangibles in continuing operations in the amount of $3.7 million, $1.3 million and $1.5 million in 2005, 2004 and 2003, respectively. Amortization expense in 2005 includes an impairment charge in the amount of $1.7 million related to the HealthMarket customer list acquired in October 2004.

Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

(In thousands)

2006	$1,394
2007	1,021
2008	801
2009	641
2010	429
2011 and thereafter	417

$4,703

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Policy Liabilities

As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities.

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)

Accident & Health	$94,124	$93,252
Life	241,800	232,189
Annuity	112,068	118,787

	$447,992	$444,228

Set forth below is a detailed summary of benefits, claims and settlement expenses net of reinsurance for the each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Future liability and contract benefits	$25,409	$29,394	$32,081
Claims benefits	1,066,727	1,105,507	1,013,559

Total benefits, claims and settlement expenses	$1,092,136	$1,134,901	$1,045,640

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates, and annual increases in future gross premiums determined to be appropriate at the time the business was first acquired by the Company, with an implicit margin for adverse deviations. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits on the Company’s consolidated balance sheet were $88.1 million and $86.0 million at December 31, 2005 and 2004, respectively.

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

Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.6% during each of 2005, 2004 and 2003. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2005, 2004 and 2003.

The Company has assumed certain life and annuity business from a company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2005 and 2004 and 3.0% to 5.5% during 2003.

Annuities

The carrying amounts and fair values of the Company’s liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) at December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Direct annuities	$61,584	$59,737	$64,389	$62,837
Assumed annuities	49,037	49,034	53,056	53,053
Supplemental contracts without life contingencies	1,447	1,447	1,342	1,342

	$112,068	$110,218	$118,787	$117,232

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2005 Change in Claim Liability Estimates — Self-Employed Agency Division

As more particularly described below, results at the SEA Division for the year ended December 31, 2005 reflected benefits attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred.

Results at the SEA Division for the year ended December 31, 2005 reflected a benefit in the amount of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. The largest portion of the adjustment (approximately $21.0 million) was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months. The remaining portion of the adjustment to the claim liability (approximately $12.3 million) was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The ROP liabilities in the amount of $88.1 million and $86.0 million at December 31, 2005 and 2004, respectively, are reflected in future policy and contract benefits on the Company’s consolidated balance sheet.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Claims liability at beginning of year, net of related reinsurance recoverable	$610,779	$563,045	$440,895
Add:
Claims liability on acquired business	—	—	12,783
Incurred losses, net of reinsurance, occurring during:
Current year	1,191,723	1,196,421	1,067,951
Prior years	(124,996)	(90,914)	(54,392)

	1,066,727	1,105,507	1,013,559

Deduct payments for claims, net of reinsurance, occurring during:
Current year	765,767	714,361	616,939
Prior years	365,738	343,412	287,253

	1,131,505	1,057,773	904,192

Claims liability at end of year, net of related reinsurance recoverable (2005 — $12,105; 2004 — $11,808; 2003 — $12,428	$546,001	$610,779	$563,045

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Self-Employed Agency Division	$(121,362)	$(91,720)	$(54,009)
Student Insurance Division	(5,186)	4,733	(581)
Star HRG Division	410	(3,002)	(1,753)
Life Insurance Division	337	(926)	1,951
Other Insurance	805	1	—

Total favorable	$(124,996)	$(90,914)	$(54,392)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in each of 2005, 2004 and 2003.

The total favorable claims liability development experience for 2005 in the amount of $121.4 million represented 24.6% of total claim liabilities established for the SEA Division at December 31, 2004. The favorable claims liability development experience in 2005 reflected a benefit of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products, which adjustment resulted from a refinement of the estimate of the unpaid claim liability for the most recent incurral months and an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices. The favorable claims liability development experience at the SEA Division in 2005 also reflected the effects of a favorable adjustment in the amount of $7.6 million recorded in the first quarter of 2005 attributable to a refinement of an estimate for the Company’s claim liability established with respect to a product rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. Excluding the impact of the refinements discussed above, the remaining favorable experience in 2005 in the claims liability was $80.5 million, or 16.3% of total claim liabilities established for the SEA Division at December 31, 2004, which indicates that the actual claim payment experience during 2005 with respect to prior periods was more favorable than originally estimated when the claim liabilities were established in 2004.

The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. The favorable claims liability development experience at the SEA Division in 2004 reflected the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, did not influence the level of claim liabilities redundancies in 2005 and will not influence the level of claim liabilities redundancies in future periods. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003.

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

Impact on Student Insurance Division and Star HRG Division.  The products of the Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.

The favorable claim liability development experience at the Student Insurance Division in 2005 in the amount of $5.2 million is due to claims in 2005 developing more favorably than indicated by the loss trends used to determine the claim liability at December 31, 2004. The unfavorable claims liability development experience in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-expected claim experience associated with the business written for the 2003-2004 school year. The Student Insurance Division experienced favorable claims liability development for 2003.

The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 is within the normal statistical variation in the model used to develop the reserve. The actual development of prior years claims exceeded the expected development of the claims liability. The favorable claims liability development experience of $3.0 million in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003. The Star HRG Division also experienced favorable claims liability development for 2003. Since the Star HRG business was new to the Company (acquired in 2002), an expected loss ratio was used to set the claims liability at December 31, 2002.

Impact on Life Insurance Division.  The varied claim liability development experience at the Life Insurance Division for each of the years presented is due to the development of a closed block of workers’ compensation business. The Life Insurance Division previously wrote workers’ compensation insurance and similar group accident coverage for employers in a limited geographical market. In May 2001, the Company made the decision to terminate this operation, and all existing policies were terminated as the policies came up for renewal over the succeeding twelve months. The closing of new and renewal business starting in July of 2001 had the effect of concentrating the claims experience into existing policies and eliminating any benefits that might accrue from improved underwriting of new business or liabilities released on newer claims that might settle more quickly. The effect of closing a block of this type of business is difficult to estimate at the date of closing, due to the longer claims tail usually experienced with workers compensation coverage, the tendency of claims to concentrate in severity but without an associated degree of predictability as the number of cases decreases, and the unpredictable costs of protracted litigation often associated with the adjudication of claims under workers’ compensation policies.

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The unfavorable claim

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability development experience at ZON Re in 2005 in the amount of $805,000 was due to certain large claims reported in 2005 associated with claims incurred in the prior year.

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

The reinsurance receivable included in the consolidated financial statements at December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
	(In thousands)

Paid losses recoverable	$2,097	$1,250
Unpaid losses recoverable	21,619	22,396
Other — net	286	891

Total reinsurance receivable	$24,002	$24,537

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Premiums:
Premiums Written:
Direct	$1,871,102	$1,869,885	$1,622,417
Assumed	40,310	25,277	30,904
Ceded	(15,999)	(12,712)	(39,062)

Net Written	$1,895,413	$1,882,450	$1,614,259

Premiums Earned:
Direct	$1,892,519	$1,840,738	$1,593,824
Assumed	39,072	31,364	31,470
Ceded	(14,057)	(13,359)	(42,041)

Net Earned	$1,917,534	$1,858,743	$1,583,253

Ceded benefits and settlement expenses	$29,259	$10,321	$29,011

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note H — Debt and Student Loan Credit Facility

Set forth below is a summary of the Company’s long-term indebtedness outstanding at December 31, 2005 and 2004 (including outstanding indebtedness that is secured by student loans generated by the College Fund Life Division):

	December 31,
	2005	2004
	(In thousands)

Long-term debt:
Trust preferred securities	$15,470	$15,470
CFLD student loan credit facility	130,900	150,000

	146,370	165,470
Less: current portion of long-term debt	8,850	—

Total long-term debt	137,520	165,470

Total short and long term debt	$146,370	$165,470

Student Loan Credit Facility

At each of December 31, 2005 and 2004, the Company had an aggregate of $130.9 million and $150.0 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2005 and 2004, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $115.3 million and $114.9 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $20.5 million and $37.4 million, respectively. At December 31, 2005, $12.2 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 1, 2007.

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

The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. At December 31, 2005, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of 4.44%, 4.40% and 4.40%, respectively.

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2005, the Company made principal payments in the aggregate of $19.1 million on these Notes.

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

Trust Preferred Securities

On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “Notes”). The Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the Notes) of the Company. The Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At December 31, 2005, the Notes bore interest at an annual rate of 7.83%. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the Notes.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consecutive quarterly periods. If interest payments on the Notes are deferred, the distributions on the Trust Securities will also be deferred.

On April 29, 2004, the Company received proceeds from the transaction in the amount of $14.6 million, net of issuance costs in the amount of $423,500, which cost is carried in “other assets” on the Company’s consolidated balance sheet and is being amortized over five years as interest expense.

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trust have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $470,000 investment in the common equity of the Trust has been reflected on the Company’s consolidated balance sheet as “short term and other investments,” and the income paid to the Company by the Trust with respect to the Common Securities, and interest received by the Trust from the Company with respect to the $15.5 million principal amount of the Notes, has been reflected in the Company’s consolidated statement of income as interest income and interest expense, respectively. The Company recorded interest income and interest expense of $32,000 and $1.1 million, respectively, for the year ending December 31, 2005. The amount of interest income and interest expense was $16,000 and $594,000, respectively, for the 2004 period April 29, 2004 through December 31, 2004.

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

On June 1, 2004, the Company paid in full the final payment due in the amount of $4.0 million plus interest of $173,000, on its 8.75% Senior Notes due June 2004, which the Company had issued on June 22, 1994, in the original aggregate issuance amount of $27.7 million. The Company incurred interest expense on the Senior Notes of $144,000 in 2004 through date of repayment. At December 31, 2003, the Senior Notes were outstanding in the aggregate principal amount of $4.0 million.

Principal payments required for the Company’s corporate debt and indebtedness outstanding under the Company’s secured student loan funding facility in each of the next five years and thereafter are as follows:

	Corporate	Student Loan
	Debt	Credit Facility
	(In thousands)

2006	$—	$8,850
2007	—	11,550
2008	—	14,050
2009	—	14,500
2010	—	13,800
2011 and thereafter	15,470	68,150

	$15,470	$130,900

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s long-term debt (exclusive of outstanding indebtedness that is secured by student loans generated by the College Fund Life Division) was $15.5 million at each of December 31, 2005 and 2004. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.

Total interest paid was $5.8 million, $3.4 million and $2.9 million in the years ended December 31, 2005, 2004 and 2003, respectively, including $4.8 million, $2.3 million and $1.9 million, respectively, payable with respect to outstanding indebtedness under the Company’s secured student loan credit facility.

Note I — Federal Income Taxes

Deferred income taxes for 2005 and 2004 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2005	2004
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$39,477	$31,542
Unrealized gain on securities	—	10,843
Difference between financial and tax bases	10,494	6,380
Other	—	2,004

Total gross deferred tax liabilities	49,971	50,769

Deferred tax assets:
Litigation accruals	6,806	8,156
Policy liabilities	30,455	41,574
Operating loss carryforwards	366	596
Capital losses	16,710	14,013
Unrealized losses on securities	4,213	—
Invested assets	3,418	5,528
Stock compensation accrual	12,895	14,513
Other	5,392	—

Total gross deferred tax assets	80,255	84,380
Less: valuation allowance	18,182	17,042

Deferred tax assets	62,073	67,338

Net deferred tax asset	$12,102	$16,569

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Company realized $59.3 million of net capital losses for federal tax purposes. The capital losses were generated in 2003 primarily from the sale of AMS, the sale of its interest in Healthaxis and the sale of an agency specializing in the sale of long-term care and Medicare supplement insurance products and were partially offset by the gain from the sale of a substantial portion of the Company’s equity stake in AMLI Residential. During 2005, the Company realized an additional capital loss of $2.3 million from sales of investments. To the extent not utilized to offset capital gains generated in prior years, the net capital losses generated in 2003 and 2005 will be carried forward to future years, with the ability to utilize the remaining capital losses generated in 2003 and 2005 expiring in 2008 and 2010, respectively.

During 2003 the Company determined that it was more likely than not that it would not be able to realize its deferred tax assets related to a portion of the capital loss carryforwards generated in 2003 and certain investment impairments that would likely result in capital losses in the short term. Accordingly, the Company established a valuation allowance associated with the carryforwards and certain investment impairments at December 31, 2003. As of December 31, 2004, the balance of the valuation allowance was $17.0 million, a reduction of $2.8 million from the valuation allowance at December 31, 2003 which is attributable primarily to realization of tax capital gains during 2004. The balance of the valuation allowance as of December 31, 2005 is $18.2 million; the increase of $1.2 million is attributable primarily to the 2005 capital losses. At this time, the Company does not anticipate selling appreciated assets and reinvesting the proceeds at lower interest rates solely for the purpose of generating capital gains to utilize the capital loss carryover before its expiration.

The provision for income tax expense (benefit) consisted of the following:

	December 31,
	2005	2004	2003
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$92,372	$69,987	$53,495
Deferred tax expense (benefit)	17,808	5,281	(8,903)

Total from continuing operations	110,180	75,268	44,592

Discontinued operations:
Current tax expense (benefit)	899	4,350	(18,715)
Deferred tax expense (benefit)	1,715	(5,434)	2,193

Total from discontinued operations	2,614	(1,084)	(16,522)

Total	$112,794	$74,184	$28,070

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	(0.1)	—	(0.1)
Low income housing credit	(0.3)	(0.5)	(0.8)
Tax on policyholder surplus account	—	—	0.5
Nondeductible expenses	0.2	0.5	0.2
Merger transaction costs	1.0	—	—
Tax exempt income	(0.4)	—	—
Reduction of tax accrual	—	(0.7)	(0.9)
Other items, net	(0.2)	(0.3)	(0.1)

Effective income tax rate applicable to continuing operations	35.2%	34.0%	33.8%

Under pre-1984 federal income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as “policyholders’ surplus account” (PSA). However, these accumulated amounts are generally taxable if (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed or (c) these amounts exceed certain statutory limitations. The aggregate accumulation in the PSA account for the Company’s life insurance subsidiaries was approximately $1.6 million at December 31, 2005. The American Jobs Creation Act of 2004 (the “2004 Act”) suspended the taxation of distributions paid during 2005 and 2006 from the PSA account and changed the order of accounts affected by distributions. Distributions during the suspension period are deemed to reduce the PSA account before reducing the amounts distributed from shareholder accounts. The Company plans to distribute the PSA account balance during 2006 to capture this tax-free distribution opportunity provided by the 2004 Act.

At December 31, 2005, MEGA had an aggregate federal tax loss carryforward from certain acquired subsidiaries of $1.0 million for use to offset future taxable income, under certain circumstances, with expiration dates in 2006 and 2007. The maximum amounts of federal tax loss carryforwards available are $658,000 in 2006 and $388,000 in 2007.

Total federal income taxes paid were $107.2 million, $87.6 million and $15.9 million for 2005, 2004 and 2003, respectively.

The Company and all of its corporate subsidiaries (other than two offshore life insurance companies that have not met the ownership requirements to join a tax consolidation) file a consolidated federal income tax return.

Note J — Stockholders’ Equity

On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend were paid on March 15, 2005 to shareholders of record at the close of business on February 21, 2005. On July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock. The cash dividend was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the terms of the definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company is prohibited from declaring or paying additional dividends on shares of its common stock. Accordingly, the Company’s Board of Directors has terminated its previously announced policy of issuing a regular semi-annual cash dividend on shares of its common stock.

At its April 28, 2004 quarterly meeting, the UICI Board of Directors reconfirmed the Company’s 1998 share repurchase program, in which it initially authorized the repurchase of up to 4,500,000 shares of UICI common stock from time to time in open market or private transactions, and granted management authority to repurchase up to an additional 1,000,000 shares. Through December 31, 2005, the Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) were purchased during 2005. The Company now has remaining authority pursuant to the program as reauthorized to repurchase up to an additional 618,100 shares. Following execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company does not anticipate repurchasing any additional shares of common stock pursuant to the program.

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

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the “policyholders” surplus account” described in Note I. The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance subsidiaries was $88.2 million at December 31, 2005, of which minimum surplus requirements for MEGA, Mid-West and Chesapeake were $61.6 million, $18.6 million and $8.0 million, respectively.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2005 and 2004, the domestic insurance companies paid dividends in the amount of $146.0 million and $23.0 million, respectively, to the holding company. During 2006, the Company’s domestic insurance companies could pay aggregate dividends to the parent company of approximately $213.3 million without prior approval by statutory authorities.

Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices and as reported in regulatory filings are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income	$200,222	$142,292	$37,028
Statutory surplus	$521,224	$448,468	$364,816

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Related Party Transactions

Introduction

Historically, the Company and its subsidiaries have engaged from time to time in transactions and joint investments with executive officers and entities controlled by executive officers, particularly the late Mr. Jensen (the Company’s former Chairman) and entities in which Mr. Jensen had, and his adult children have, an interest (“Jensen Affiliates”).

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

Transactions with Mr. Jensen and Jensen Affiliates

Special Investment Risks, Ltd.

Special Investment Risks, Ltd. (“SIR”) (formerly United Group Association, Inc. (“UGA”)) is owned by the estate of Mr. Jensen, of which Gladys J. Jensen (Mr. Jensen’s surviving spouse) serves as independent executor. Mrs. Jensen, individually and in her capacity as executor of the estate of Mr. Jensen, beneficially holds approximately 17.04% of the outstanding shares of UICI.

From the Company’s inception through 1996, SIR sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR. In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of commissions payable to SIR on co-insured policies issued by AEGON. During 2005, 2004 and 2003, SIR received insurance commissions of $134,000, $176,000, and $559,000, respectively, on the policies issued by AEGON prior to January 1, 1997 and coinsured by the Company. During 2005, 2004 and 2003, SIR received commissions of $2.5 million, $3.1 million and $2.7 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA — Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. In an effort to simplify the calculation of the payments to be made to Mr. Jensen and to clarify with specificity the business subject to this override arrangement, effective October 1, 2003 the Company and SIR entered into an amendment to the asset sale agreement, the principal effect of which is to change the basis of the override

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation from a multiple of renewal commissions received by UGA — Association Field Services to a multiple of commissionable renewal premium received. Based on management’s projections of future business, the Company estimated that the absolute amount of future override commission to be paid to SIR pursuant to the amendment will not vary in any material respect from that expected to be paid in accordance with the prior arrangement. During the years ended December 31, 2005, 2004 and 2003, the Company paid to SIR the amount of $4.4 million, $3.9 million and $3.7 million, respectively, pursuant to this arrangement.

In 2005, 2004 and 2003, the late Mr. Jensen (through SIR) paid to the Company $91,000, $66,000 and $303,000, respectively, to fund obligations of SIR owing to the Company’s agent stock accumulation plans. Mr. Jensen incurred this obligation prior to the Company’s purchase of the UGA agency in 1997. See Note M.

Richland State Bank

Richland State Bank (“RSB”) is a state-chartered bank in which the estate of Mr. Jensen holds a 100% equity interest. In accordance with the terms of a loan origination agreement with Academic Management Services Corp. (the Company’s former student finance subsidiary), RSB historically provided to AMS certain loan origination and underwriting services with respect to an AMS student loan program for students in post-secondary education (primarily graduate health curricula). In accordance with the origination agreement, RSB originated the student loans and resold such loans to AMS at par plus an origination fee of 31 basis points (0.31%). In addition, the agreement provided that AMS was required to prefund all loans originated by RSB by depositing on account at RSB cash sufficient to fund the loans.

Following announcement of collateral deficiencies at AMS in July 2003, AMS terminated the uninsured alternative student loan program for which RSB acted as originator. However, loans and loan commitments in process prior to July 16, 2003 continued to be funded. In an effort to free up cash to be used for operations at AMS, on September 25, 2003, AMS and RSB entered into an amendment to the loan origination agreement, pursuant to which RSB agreed to release to AMS restricted cash on deposit (approximately $2.0 million) and hold the student loans until December 31, 2003 (in the case of fully funded loans) and May 20, 2004 (in the case of second disbursements).

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

RSB also provides student loan origination services for the Company’s former College Fund Life Insurance Division of MEGA and Mid-West. Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999 and as amended, RSB originates student loans and resells such loans to UICI Funding Corp. 2 (“Funding”) (a wholly owned subsidiary of UICI) at par (plus accrued interest). During 2005, 2004 and 2003, RSB originated for the College Fund Life Division $7.6 million, $11.6 million and $15.7 million aggregate principal amount plus accrued interest, respectively, of student loans.

At its regular quarterly meeting held on July 28, 2005, the UICI Board of Directors approved the execution and delivery of a new Loan Origination and Purchase Agreement among UICI, UICI Funding Corp. 2, RSB and Richland Loan Processing Center, Inc. ( a wholly owned subsidiary of RSB), pursuant to which RSB originates and funds, and Richland Loan Processing Center, Inc. provides underwriting, application review, approval and disbursement services, in connection with private student loans generated under the Company’s College Fund Life Division Program. For such services, RSB earns a fee in the amount of 150 basis points (1.5%) of the original principal amount of each disbursed student loan. The agreement further provides that UICI Funding Corp. 2 will

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to purchase (at par) the private loans funded and originated by Richland State Bank. During 2005, RSB generated origination fees in the amount of $78,000 pursuant to the terms of this agreement.

During 2005, 2004 and 2003, RSB collected on behalf of, and paid to, Funding $696,000, $1.1 million and $1.4 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans. During 2005, 2004 and 2003, RSB collected on behalf of and collectively paid to the College Fund Life Division $59,000, $289,000 and $390,000, respectively, representing origination fees paid by student borrowers in connection with the origination of student loans.

During 2005, 2004 and 2003, Funding received from RSB interest income in the amount of $16,000, $2,000 and $3,000, respectively, on money market accounts maintained by the Company at, and on certificates of deposit issued by, RSB.

Specialized Association Services, Inc.

Pursuant to an agreement entered into in July 1998 and terminated effective December 31, 2002 (the “July 1998 Agreement”), Specialized Association Services, Inc. (“SAS”) (which is controlled by the late Mr. Jensen’s adult children) paid UICI Marketing for certain benefits provided to association members. UICI Marketing, in turn, purchased such benefits from third parties (including National Motor Club of America, which is controlled by the estate of Mr. Jensen).

Upon termination of the July 1998 Agreement effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into a new agreement effective January 1, 2003 (the “January 2003 Agreement”), pursuant to which SAS purchased from BASE 105 a benefit provided to association members. In 2005, 2004 and 2003 SAS paid BASE 105 the amount of $2.0 million, $3.1 million and $2.8 million, respectively, in accordance with this arrangement. Effective January 1, 2006, the January 2003 Agreement was terminated, and BASE 105 will thereafter provide the benefit directly to the membership associations.

During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. The aggregate amount paid by SAS to MEGA for these benefit products was $11.3 million, $12.5 million and $10.9 million in 2005, 2004 and 2003, respectively. Effective January 1, 2006, this arrangement with SAS was terminated, and MEGA will provide the ancillary benefit products directly to the membership associations.

SAS reimburses MEGA for certain billing and collection services that MEGA provides to membership associations members per an agreement entered into in January 1, 1998. The aggregate amount paid by SAS to MEGA for this reimbursement of services was $211,000, $274,000 and $267,000 in 2005, 2004 and 2003, respectively.

UICI Marketing provides various printing and video services. During 2005, 2004 and 2003, SAS paid UICI Marketing $55,000, $95,000 and $221,000, respectively, for various printing and video services.

During 2005, 2004 and 2003, the Company paid to SAS $0, $8,000 and $24,000, respectively, for various services and reimbursement of expenses. The Company received from SAS $4,000, $4,000 and $2,000 during 2005, 2004 and 2003, respectively, for reimbursement of expenses. During 2003, SAS paid to MEGA $246,000 for leased office facilities.

In 2005, 2004 and 2003, the Company paid $58,000, $248,000 and $259,000, respectively, to Small Business Ink (a division of Specialized Association Services) for printing services. Small Business Ink was closed down in April 2005.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NetLojix Communications, Inc.

Until June 2003, the late Mr. Jensen and his adult children beneficially held in the aggregate approximately 59% of the issued capital stock of NetLojix Communications, Inc., formerly a provider of telecommunications services (“NetLojix”). The Company was formerly a party to an agreement with NetLojix, in accordance with which NetLojix provided long distance voice telecommunications services to the Company. That agreement (which expired on October 31, 2002) required UICI to purchase a minimum of $86,000 in service per month at a rate of $0.0299 per minute for interstate calls and $0.070 per minute, or $0.075 per minute, depending on the state, for intrastate calls. The Company paid NetLojix $161,000 in 2003 for long distance telecommunications and transition services pursuant to the terms of the agreement.

On August 23, 2002, UICI and NetLojix entered into a one-year master services agreement, pursuant to which NetLojix provided to UICI and its subsidiaries certain technical support services. During the six months ended June 30, 2003, the Company paid to NetLojix $16,000 pursuant to this agreement.

Onward and Upward, Inc. and Other Entities Owned by the Jensen Adult Children

The five adult children of the late Mr. Jensen hold in the aggregate 100% of the equity interest in Onward & Upward, Inc. (“OUI”), the holder of approximately 5.9% of the Company’s outstanding Common Stock.

OUI formerly held a 21% equity interest in U.S. Managers Life Insurance Company, Ltd. (merged into United Group Reinsurance Company effective December 31, 2003), a Turks and Caicos Islands domiciled insurer (“U.S. Managers”). UICI held the remaining 79% majority interest in U.S. Managers. The shares held by OUI were subject to the terms of a Stock Agreement, dated as of January 3, 1992, as amended (the “Stock Agreement”), between UICI and OUI, pursuant to which OUI had a put, and UICI had a corresponding obligation to purchase, the minority interest in U.S. Managers at a formula price generally equal to the cost of such minority interest plus (or minus) cumulative earnings (losses) of U.S. Managers.

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

In 2005 and 2004, the Company received $14,000 and $17,000, respectively, for printing services provided to a charitable foundation, of which an adult child of the late Mr. Jensen served as grantor and currently serves as sole trustee.

Transfer of Interest in SunTech Processing Systems, LLC

On May 13, 2003, the Company, the late Mr. Jensen and the plaintiffs reached agreement on a full and final settlement of certain litigation concerning the distribution of the cash proceeds from the sale and liquidation of SunTech Processing Systems, LLC (“STP”) assets in February 1998. Following settlement of the litigation, and pursuant to the terms of an agreement dated as of June 17, 2003, by and between UICI and Mr. Jensen, Mr. Jensen exercised his option to purchase UICI’s membership interests in STP, and UICI assigned and transferred to Mr. Jensen all of the Company’s right, title and interest in and to such STP membership interests. For financial reporting purposes the Company recognized no gain or loss in connection with this transaction.

Transactions with National Motor Club

Members of the family of Mr. Jensen (including the estate of Mr. Jensen) and William J. Gedwed (a director and the President and Chief Executive of the Company) currently hold a 94.7% and 5.3% equity interest,

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, in NMC Holdings, Inc. (“NMC”), the ultimate parent company of National Motor Club of America (“NMCA”).

Effective January 1, 2003, MEGA and NMCA entered into an administrative services agreement for a term ending on December 31, 2004, pursuant to which NMCA paid to MEGA in 2004 and 2003 the amount of $2.1 million and $1.3 million, respectively. Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement for a term ending on December 31, 2007 on terms similar to those contained in the agreement that terminated on December 31, 2004. During 2005, NMCA paid to MEGA the amount of $957,000 pursuant to the terms of this agreement.

During 2005, 2004 and 2003, NMCA paid the Company $209,000, $202,000 and $236,000, respectively, for printing and various other services. During 2005 and 2004, subsidiaries of NMCA paid the Company an aggregate of $135,000 and $123,000 for printing and other services.

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

Effective September 30, 2003, the Company sold to HAI its entire equity interest in HAI (including all common and preferred stock and warrants) for a sale price of $3.9 million, of which $500,000 was paid in cash at closing, and the balance was paid by an unsecured promissory note issued by HAI to the Company in the principal amount of $3.4 million. The note is amortized by credits against amounts otherwise payable by UICI for data and imaging services provided from time to time by Healthaxis Imaging Services (a subsidiary of HAI), to MEGA, in accordance with an existing service agreement. The note has a three year term and is payable monthly in the amount of 50% of the service fees due pursuant to the service agreement or $65,000 per month, whichever is greater. At December 31, 2005, HAI had outstanding $2.0 million of principal and accrued interest under the note. The Company recognized a nominal loss for financial reporting purposes in connection with the sale.

HAI formerly provided to the Company and its affiliates certain information technology services, including claims imaging and software-related services, for which UICI paid to HAI $1.3 million in 2003 (through September 30, 2003).

The aggregate amounts paid by UICI to HAI in the nine months ended September 30, 2003 represented 8% of HAI’s total gross revenues of $16.2 million in that period.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Transactions with Certain Members of Management

Transactions with Former Chief Executive Officer

Set forth below is a summary of certain transactions between Mr. Gregory T. Mutz (who until December 31, 2003, served as a director of the Company, and until July 1, 2003, served as the president and chief executive officer of the Company) and certain parties related to the Company:

AMLI Residential Properties Trust.  At December 31, 2005, 2004 and 2003, the Company held a -0-%, -0-% and 2.3% fully diluted interest, respectively, in AMLI Residential Properties Trust, a publicly-traded real estate investment trust (“AMLI Residential”). During 2003, Mr. Mutz also served as Chairman of the Board and, effective February 2, 2004, as chief executive officer, of AMLI Residential. As Chairman of the Board of AMLI Residential, Mr. Mutz received certain compensation and participated in various option and deferred compensation programs, all of which were described in the AMLI Residential proxy statement. In addition, as of December 31, 2003, AMLI had outstanding secured and unsecured loans owing from Mr. Mutz in the aggregate amount of $270,000, the proceeds of which had been used to purchase shares of AMLI Residential beneficial interest.

Sale of Shares by Mr. Mutz.  On May 6, 2003, the Company completed the purchase of 207,104 shares of UICI common stock from Mr. Mutz. The shares were purchased for a total purchase price of $2.8 million, or $13.67 per share, which was the closing price of UICI shares on the New York Stock Exchange on May 5, 2003. A portion of the proceeds from the sale was used to repay in full loans owing by Mr. Mutz to the Company in the amount of $1.3 million.

In a separate transaction, on May 8, 2003, Mr. Mutz sold 265,507 shares of UICI common stock to Mr. Jensen. All of the proceeds of such sale were used by Mr. Mutz to pay in full indebtedness owing to Mr. Jensen, which indebtedness had initially been incurred to acquire shares of UICI stock in 1998.

Separation Agreement.  Pursuant to the terms of an agreement, dated as of February 11, 2004, Mr. Mutz agreed to resign from the Board of Directors of the Company effective December 31, 2003 and the Company agreed, among other things, to pay to Mr. Mutz the amount of $510,000, payable in equal monthly installments of $42,500 over the twelve month period ended December 31, 2004.

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

Other Transactions

On April 1, 2002, the Company through a subsidiary entered into a Loan Servicing Agreement (as amended, the “Servicing Agreement”) with Affiliated Computer Services (formerly known as AFSA Data Corporation) (“ACS”), pursuant to which ACS provides computerized origination, billing, record keeping, accounting, reporting and loan management services with respect to a portion of the Company’s CFLD-I student loan portfolio. Mr. Dennis McCuistion, who became a director of UICI effective May 19, 2004, is also a director of ACS. During 2005 and 2004 (for the period from May 19, 2004 through December 31, 2004), the Company paid ACS $725,000 and $397,000, respectively, pursuant to the terms of the Servicing Agreement.

The Company formerly received investment management services from investment advisory firms affiliated with former directors of the Company. During 2004 (until January 27, 2004) and 2003, the Company paid advisory fees in the amount of $-0-, and $199,000, respectively, to Emerald Capital Group, Ltd., for which Mr. Patrick J. McLaughlin (who resigned as a director of the Company effective January 27, 2004) serves as a managing director

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and owner. The Company terminated its agreement with Emerald Capital Group, Ltd. with respect to the provision of investment advisory services effective September 1, 2004. During 2004 (until May 19, 2004) and 2003, the Company also paid investment advisory fees in the amount of $268,000 and $440,000, respectively, to The Chicago Trust Company. Mr. Stuart D. Bilton (a director of the Company until May 19, 2004) serves as Vice Chairman of ABN AMRO Asset Management Holdings, Inc., which in 2001 acquired The Chicago Trust Company.

In accordance with the terms of a Consulting Agreement, dated September 14, 1999, as amended, the Company formerly retained Emerald Capital Group, Ltd. to provide investment banking and insurance advisory services for an annual fee of $400,000 plus expenses. During 2004 (until January 27, 2004) and 2003, the Company paid an aggregate of $103,000 and $458,000, respectively, in fees and expenses to Emerald Capital Group, Ltd. for such services. Effective December 31, 2004, the Company terminated its agreement with Emerald Capital Group, Ltd. with respect to the provision of investment banking and insurance advisory services.

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

In September 2003, the Company entered into an agreement with a former executive officer, pursuant to which the former officer resigned as an executive officer of the Company and as an officer of various UICI affiliates effective September 26, 2003. In accordance with the agreement, the Company agreed, among other things, to pay to the executive severance in the amount of $419,000, of which $109,000 was paid in a lump sum and $310,000 was payable in twelve equal monthly installments over the period ended on September 1, 2004.

In June 2000, Mr. Mockler (a director of the Company) purchased 2,000 shares of UICI common stock in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At each of December 31, 2004 and 2003, the amount outstanding on Mr. Mockler’s note was $8,000. This note was repaid in full on February 1, 2005.

Note L — Commitments and Contingencies

The Company is a party to the following material legal proceedings:

Blackstone Litigation

As previously disclosed, the Company and individual members of its Board of Directors were named as defendants in five purported class action suits challenging the proposed acquisition of the Company by a group of private equity firms (Green Meadows Partners L.P. v. UICI, William J. Gedwed, Glenn W. Reed, Richard T. Mockler, Mural R. Josephson, R.H. Mick Thompson, Dennis C. McCuistion, Morgan Stanley & Co. Incorporated and The Blackstone Group, filed on September 15, 2005 in the District Court of Dallas County, Texas, E-101st Judicial District, Case No. 05-09693; Ruediger v. UICI, Ronald L. Jensen, William J. Gedwed, Glenn W. Reed, Richard T. Mockler, Mural R. Josephson, R.H. Mick Thompson, Dennis C. McCuistion, and The Blackstone Group, filed on September 28, 2005 in the District Court of Dallas County, Texas, D-95th Judicial District, Case No. 05-10033; Scott v. UICI, William J. Gedwed, Glenn W. Reed, Richard T. Mockler, Mural R. Josephson, R. H. Mick Thompson and Dennis C. McCuistion, filed on September 30, 2005 in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7731; Pepper v. UICI, et al., filed on October 11, 2005 in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7967; and Bauer v. William J. Gedwed, Glenn W. Reed, Richard T. Mockler, Mural R. Josephson, R.H. Mick Thompson and Dennis C. McCuistion, filed on October 6, 2005 in the District Court of Tarrant County, Texas, Case No. 236-214443-05).

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The petitions generally challenge the price to be paid in the proposed transaction and the process leading up to the transaction. The petitions generally seek unspecified compensatory monetary damages and injunctive relief to enjoin the transaction.

The Green Meadows Partners, Ruediger and Bauer cases were transferred to the District Court of Dallas County, Texas, E-101st Judicial District and consolidated as In Re: UICI Shareholder Litigation, Consolidated Cause No. 05-09693. The Scott and Pepper cases were consolidated as Scott v. UICI, et al. in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7731.

UICI believes that the cases are without merit and intends to mount a vigorous defense. UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.

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

Academic Management Services Corp. — Related Litigation

As previously disclosed, UICI and certain of its current and former directors and officers have been named as defendants in multiple lawsuits arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly owned subsidiary of UICI until its disposition in November 2003.

As previously disclosed, in May and June 2004, UICI and certain officers and current and former directors of UICI were named as defendants in four separate class action suits filed in federal court in Texas, and on October 18, 2004, the four separate cases were consolidated as a single action (In re UICI Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division). On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased UICI common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended Consolidated Complaint alleging among other things that UICI, AMS, the Company’s current chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On July 11, 2005, defendants filed a motion to dismiss the consolidated complaint. That motion has been fully briefed by the parties and the Court has yet to rule thereon.

UICI was also named as a nominal defendant in two shareholder derivative suits arising out of the July 2003 AMS announcement (Bodenhorn v. Gregory T. Mutz, Ronald L. Jensen, J. Tim Clark, Glenn W. Reed, David W. Keeler, Mark D. Hauptman, Richard T. Mockler, Patrick J. McLaughlin, Stuart D. Bilton, William J. Gedwed, Mural R. Josephson, and George H. Lane, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case No. 048-206108-04; and Suprina v. Gregory T. Mutz, Ronald L. Jensen, J. Tim Clark, Glenn W. Reed, David W. Keeler, Mark D. Hauptman, Richard T. Mockler, Patrick J. McLaughlin, Stuart D. Bilton, William J. Gedwed, Mural R. Josephson, and George H. Lane, filed June 15, 2004 in the District Court of Tarrant County, Texas, Case

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 352-206106-04). On April 5, 2005, the Court appointed lead plaintiffs’ counsel and consolidated the two cases in a single action (In re UICI Derivative Litigation, pending in the District Court of Tarrant County, Texas, Lead Cause No. 352-206106-04). On July 22, 2005, plaintiffs filed a consolidated derivative petition, in which they have alleged that the individual defendants (which include current and former officers and directors of UICI and AMS) violated Texas state law by concealing the true condition of AMS before the July 2003 announcement.

On September 16, 2005, plaintiffs filed an amended consolidated petition, in which they added class action allegations challenging the proposed acquisition of the Company by a group of private equity firms. On November 1, 2005, the Court severed and abated the class action portion of the litigation, pending disposition of the previously filed class action suits filed in Texas state court challenging the proposed acquisition of the Company by a group of private equity firms. The Court further ruled that the plaintiffs had not pleaded with specificity the elements necessary to show that a demand of the UICI Board of Directors to investigate possible derivative claims was futile under Delaware law.

On November 5, 2005, plaintiffs submitted to the Company a formal written demand, in which they requested that the Company undertake an investigation of certain purported derivative claims summarized in the letter. At a meeting of the Board of Directors of the Company held on November 22, 2005, the Board of Directors of UICI appointed Dennis McCuistion and Mick Thompson to serve on a special committee to investigate the facts and allegations upon which the litigation is based, and to determine whether, in accordance with Texas and Delaware law, continuation of the litigation is in the best interests of the Company and to report its conclusions to the Board of Directors. The special committee subsequently engaged counsel to assist it in its investigation.

In February 2006, the Company and the derivative plaintiffs agreed on a preliminary basis to finally and fully settle the litigation, without admitting liability on the part of the individual defendants, on terms that would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations. The terms of the proposed settlement include, among other things, the adoption by the Company of certain modifications to its corporate governance policies and procedures, the payment of attorneys’ fees and the full release of the individual defendants by the Company and the derivative plaintiffs from any and all claims and liabilities associated with the litigation. On February 16, 2006, the Company’s Board of Directors, upon the recommendation of the Special Litigation Committee, approved the terms of the proposed settlement. Completion of the settlement is subject to execution and delivery of definitive settlement documentation and approval of the Court. The Company believes that the terms of the settlement as proposed will not have a material adverse effect upon the financial condition or results of operations of the Company.

UICI has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the cases, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by UICI under the terms of the Company’s bylaws.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Class Action “Opt Out” Litigation

As previously disclosed, during 2004 the Company effected a settlement of nationwide class action litigation (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed et al., initially filed in the United States District Court for the Northern District of Mississippi, Eastern Division; and Lacy v. The MEGA Life and Health Insurance Company et al., initially filed in the Superior Court of California, County of Alameda, Case No. RG03-092881, which cases were subsequently transferred to the United States District Court for the Northern District of Texas, Dallas Division (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578)). As part of the nationwide class action settlement process, on August 2, 2004 formal notice of the settlement terms was sent to 1,162,845 prospective class members, of which approximately 2,400 prospective class members (representing less than 0.2% of the class) elected to “opt out” of the settlement. By electing to opt out of the settlement, potential class members (a) elected not to receive the class relief to which class member are otherwise entitled under the terms of the settlement and (b) retained the right to assert claims otherwise released by the class members.

The Company and MEGA have been named as a party defendant in 15 lawsuits brought by plaintiffs represented by a single counsel who have purportedly opted out of the class action settlement. Generally, plaintiffs in the cases have asserted several causes of action, including breach of contract, breach of fiduciary and trust duties, fraudulent suppression, civil conspiracy, unjust enrichment, fraud, negligence, breach of implied contract to procure insurance, negligence per se, wantonness, conversion, bad faith refusal to pay, and bad faith refusal to investigate. The Company does not believe that these cases, if decided adversely either individually or in the aggregate, would have a material adverse effect upon the Company’s financial condition or results of operations.

California Litigation

As previously disclosed, UICI and MEGA were named as defendants in a purported class action suit filed on May 6, 2004 (Diaz v. The MEGA Life and Health Insurance Company, UICI et al.) in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV-080379. Plaintiffs alleged, on behalf of themselves and as representatives of all other policyholders of MEGA in California, that the defendants are engaged in an illegal and fraudulent marketing scheme in violation of California common law and the California Business and Professions Code § 17200. Plaintiffs also have alleged that defendants (i) “maintain NASE to illegally avoid premium rate regulation,” (ii) fail to issue insurance coverage to members of the NASE on a guaranteed issue basis in violation of California law, (iii) and rescind certificates in violation of California law. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On December 10, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Diaz matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). The United States District Court for the Northern District of Texas has scheduled a status conference for April 7, 2006, in the case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed, UICI and MEGA were named as defendants in a purported class action filed on May 14, 2004 (Joyce et al. v. UICI, MEGA, National Association for the Self-Employed et al.) in the Superior Court for the State of California, County of Los Angeles, Case No. BC315580. Plaintiffs have alleged that defendants breached the implied covenant of good faith and fair dealing and committed fraud, professional negligence, and negligent misrepresentation. In addition, plaintiffs have alleged, on behalf of themselves and persons similarly situated in the state of California, that defendants violated the unfair competition restrictions of California Business and Professions Code § 17200. Plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On June 21, 2004, defendants removed the Joyce case to the United States District Court for the Central District of California. On December 10, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Joyce matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). The United States District Court for the Northern District of Texas has scheduled a status conference for April 7, 2006, in the case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.

As previously disclosed, on September 26, 2003, UICI and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs have asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code §17200, and negligent misrepresentation. Cross-plaintiffs seek injunctive relief and monetary damages in an unspecified amount. On September 2, 2004, the Court issued an order dismissing plaintiff Darlene Henderson’s claim for breach of the implied covenant of good faith and fair dealing. On October 15, 2004, MEGA and UICI filed an answer to the complaint, in which they denied all allegations. The Court has set trial for May 2, 2006, with a settlement conference and pre-trial conference set for April 3 and April 21, 2006, respectively.

As previously disclosed, UICI and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On March 1, 2004, UICI and Mid-West removed the matter to the United States District Court for the Central District of California, Western Division. On May 11, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). The United States District Court for the Northern District of Texas has scheduled a status conference for April 7, 2006, in the case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.

As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 2, 2004 (Orallo v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308683. Plaintiff alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent and intentional misrepresentation. Plaintiff sought injunctive relief and monetary damages in an unspecified amount. In January 2006, the parties agreed to finally and fully settle the litigation, on terms that would not have a material adverse effect upon the Company’s consolidated results of operations or financial condition.

As previously disclosed, UICI and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The Springer matter was removed to the United States District Court for the Northern District of California, San Jose Division, on May 12, 2004. On July 1, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Springer matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). The United States District Court for the Northern District of Texas has scheduled a status conference for April 7, 2006, in the case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.

As previously disclosed, UICI and MEGA were named as defendants in an action filed on December 5, 2003 (Valenzuela v. UICI, MEGA, the National Association for the Self-Employed et al.) in the Superior Court for the State of California, County of San Diego, Case No. GINO34307. Plaintiff has alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200, professional negligence, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On August 5, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the matter to the United States District Court for the Northern District of Texas for coordinated pretrial purposes (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). The United States District Court for the Northern District of Texas has scheduled a status conference for April 7, 2006, in the case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Matters

On March 22, 2005, UICI received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of UICI’s principal insurance subsidiaries, MEGA, Mid-West and The Chesapeake Life Insurance Company. The examination commenced in May 2005 and is ongoing. UICI believes that approximately 32 states have elected to participate in the examination. The Company believes that the multi-state market conduct examination is in its final phases, and that a final examination report will be delivered to the Market Analysis Working Group of the National Association of Insurance Commissioners at the June 2006 NAIC meeting. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. UICI does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.

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

Other Commitments and Contingencies

The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments at December 31, 2005 were $8.5 million in 2006, $8.3 million in 2007, $6.1 million in 2008, $5.6 million in 2009, $4.8 million in 2010 and $7.5 million thereafter. Rent expense was $9.2 million, $8.1 million and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In conjunction with its former College Fund Life Division life insurance operations, the Company has committed to assist in funding the higher education of its insureds with student loans. As of December 31, 2005, the Company through its College Fund Life Insurance Division had outstanding commitments to fund student loans for the years 2006 through 2025. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2005, $12.2 million of cash, cash equivalents and other qualified investments held by the SPE were available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program. The indenture governing the terms of the SPE Notes provides, however, that the proceeds of such SPE Notes may be used to fund the student loan commitments only until February 1, 2007, after which monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans must be used to redeem the SPE Notes. See Note H.

Loans issued to students under the College Fund Life Division program are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2006	$54,075	$6,420
2007	50,659	5,096
2008	47,191	3,833
2009	44,426	3,004
2010	47,611	2,440
2011 and thereafter	165,075	4,597

Total	$409,037	$25,390

Interest rates on the above commitments are principally variable (prime plus 2%).

At each of December 31, 2005 and 2004, the Company had $5.2 million and $5.0 million, respectively, of letters of credit outstanding relating to its insurance operations.

Note M — Employee and Agent Stock Plans

UICI Employee Stock Ownership and Savings Plan

The Company maintains for the benefit of its and its subsidiaries’ employees the UICI Employee Stock Ownership and Savings Plan (the “Employee Plan”). The Employee Plan through its 401(k) feature enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations) and to direct the investment of such contributions among several investment options, including UICI common stock. A second feature of the Employee Plan constitutes an employee stock ownership plan (the “ESOP”), contributions to which are invested primarily in shares of UICI common stock. The ESOP feature allows participants to receive from UICI and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by UICI and its subsidiaries. Contributions by UICI and its subsidiaries to the Employee Plan under the ESOP feature currently vest in prescribed increments over a six year period. The ESOP shares are considered outstanding for purposes of the computation of earnings per share.

In 2005, 2004 and 2003, the Company made supplemental contributions to the Employee Plan in accordance with its terms in the amount of $4.0 million, $3.5 million and $3.5 million, respectively. In 2005, 2004 and 2003, the Company made matching contributions to the Employee Plan in accordance with its terms in the amount of $2.7 million, $2.2 million and $2.1 million, respectively.

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

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the current market price of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. At December 31, 2005 and 2004, the Company’s liability for future unvested benefits payable under the Agent Plans was $36.8 million and $41.5 million, respectively.

The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the share price in the open market on or about the time the unvested matching credits are granted to participants. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment.

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

Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

SEA Division stock-based compensation expense(1)	$9,397	$21,206	$10,409
Other Key Factors variable non-cash stock-based compensation expense (benefit)(2)	7,214	14,307	(459)

Total Agent Plan compensation expense	$16,611	$35,513	$9,950

(1)	Represents the cost of shares in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense (benefit) associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the Company had recorded 1,571,952 unvested matching credits associated with the Agent Plans, of which 479,163 vested in January 2006.

The accounting treatment of the Company’s Agent Plans have resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the quoted price of UICI common stock. These unpredictable fluctuations in stock based compensation charges may result in material fluctuations in the Company’s results of operations. In periods of general decline in the quoted price of UICI common stock, if any, the Company will recognize less stock based compensation expense than in periods of general appreciation in the quoted price of UICI common stock. In addition, in circumstances where increases in the quoted price of UICI common stock are followed by declines in the quoted price of UICI common stock, negative stock based compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense.

Stock Option Plans

In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. For the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense in connection with options granted under the 1987 Plan in the amount of $1.0 million, $143,000 and $262,000, respectively.

In connection with the proposed merger with affiliates of private equity groups (see Item 1. Business — Introduction — Recent Developments — Blackstone Transaction), each outstanding option to purchase shares of UICI common stock granted under the 1987 Plan will become fully vested, and (except with respect to those options granted under the 1987 Plan that will be rolled over by certain executive officers into options to be issued under a new plan to be adopted by the Company post-transaction) each option granted under the 1987 Plan will be cancelled and converted into a right to receive a payment (subject to any applicable withholding taxes) equal to the difference between $37.00 and the exercise price for the option multiplied by the number of shares subject to such option, to the extent the difference is a positive number. The 1987 Plan will thereafter be terminated effective upon the completion of the transaction.

In accordance with the terms of the Company’s 1998 Employee Stock Option Plan and the Company’s 1998 Agent Stock Option Plan, each effective August 15, 1998, the Company granted agents and employees of the Company options to purchase an aggregate of 8,100,000 shares of Company common stock at an exercise price of $15 per share. The options vested in 20% increments in each year, commencing on August 15, 1999 and ended August 15, 2001, and the remaining 40% vested on August 15, 2002. For the year ended December 31, 2003, the Company recognized no compensation expense in connection with the 1998 Plans. All unexercised options granted under the 1998 Plans lapsed in January 2003 and the 1998 Plans have expired.

In connection with the Company’s acquisition of AMLI Realty Co. (“ARC”) in 1996, options previously outstanding under the ARC employee stock option plan (the “1996 Special Stock Option Plan”) were converted into the right to receive shares of the Company’s common stock. In January 2004, all then-outstanding options under the plan were exercised and the plan expired. The Company recognized no compensation expense in connection with the ARC plan in 2004 and 2003.

Prior to January 1, 2003, the Company accounted for the stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On January 1, 2003, the Company adopted Statement No. 123 for all employee awards granted or modified on or after January 1, 2003, and began measuring the compensation cost of stock-based awards under the fair value method. The Company adopted

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, on January 1, 2003 and has adopted the transition provisions that require expensing options prospectively in the year of adoption. Existing awards continue to follow the intrinsic value method prescribed by APB 25.

Set forth below is a summary of stock option transactions:

	1987 Stock Option Plan		1998 Stock Option Plans		1996 Special Stock Option Plan
		Average		Average		Average
		Option		Option		Option
	Number of	Price per	Number of	Price per	Number	Price per
	Shares	Share ($)	Shares	Share ($)	of Shares	Share ($)

Outstanding options at January 1, 2003	1,269,215	9.76	736,975	15.00	58,526	12.43
Granted	204,748	11.57	—	—	—	—
Canceled	(69,196)	10.49	(146,512)	15.00	—	—
Exercised	(121,346)	6.70	(590,463)	15.00	(32,778)	12.43

Outstanding options at December 31, 2003	1,283,421	10.30	—	—	25,748	12.43
Granted	12,716	17.14	—	—	—	—
Canceled	(264,949)	10.15	—	—	—	—
Exercised	(538,700)	9.71	—	—	(25,748)	12.43

Outstanding options at December 31, 2004	492,488	11.21	—	—	—	—
Granted	390,000	31.10	—	—	—	—
Canceled	(11,300)	14.95	—	—	—	—
Exercised	(246,707)	11.70	—	—	—	—

Outstanding options at December 31, 2005	624,481	23.86	—	—	—	—

Options exercisable at December 31,
2003	680,236	10.64	—	—	25,748	12.43
2004	238,481	11.16	—	—	—	—
2005	98,071	11.52	—	—	—	—

Set forth below is a summary of stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable
	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
Range of	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2005	Contractual Life	Price	2005	Price

$ 5.00-$10.00	17,445	0.3	$7.20	9,375	$7.24
$10.01-$15.00	202,772	1.7	$11.81	85,310	$11.76
$15.01-$20.00	13,612	3.0	$17.22	3,212	$17.10
$20.01-$30.00	652	3.3	$24.20	174	$23.13
$30.01-$31.00	275,000	4.5	$30.75	0	$0.00
$31.01-$32.00	100,000	4.7	$31.68	0	$0.00
$32.01-$33.57	15,000	4.8	$33.57	0	$0.00

	624,481	3.5	$23.86	98,071	$11.52

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma information regarding net income and earnings per share, as required by Statement No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rate of 3.77%, 2.66% and 2.09%, respectively; dividend yield of 1.78%, 0.09% and -0-%, respectively; volatility factor of the expected market price of the Company’s common stock of 0.51, 0.55 and 0.58, respectively; and a weighted-average expected life of the option of 3.0 years for 2005, 2004 and 2003. The weighted average grant date fair value per share of stock options issued in 2005, 2004 and 2003 was $8.43, $6.48 and $4.55, respectively.

The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,
	2005	2004	2003
	(In thousands,
	except per share amounts)

Net income, as reported	$203,501	$161,558	$14,334
Add: stock-based employee compensation expense included in reported net income, net of tax	654	93	6
(Deduct)/Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	(682)	160	(367)

Pro forma net income	$203,473	$161,811	$13,973

Earnings per share:
Basic as reported	$4.41	$3.50	$0.31
Basic-pro forma	$4.41	$3.51	$0.30
Diluted as reported	$4.32	$3.40	$0.30
Diluted-pro forma	$4.32	$3.41	$0.29

Restricted Stock Grants

In 2004 and 2003, the Company issued an aggregate of 16,000 and 61,182 shares of restricted stock, respectively, to selected officers and key employees with a weighted average price per share on the date of issuance of $17.40 and $11.50, respectively. Until the lapse of certain restrictions generally extending over a two-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense associated with these awards in the amount of $130,000, $346,000 and $359,000, respectively.

In connection with the proposed merger with affiliates of private equity groups (see Item 1. Business — Introduction — Recent Developments — Blackstone Transaction), all applicable forfeiture provisions of restricted shares will lapse, to the extent not already lapsed, and each holder of restricted shares will be entitled to receive the $37.00 per share cash merger consideration for each restricted share as if the share was not restricted.

Other Compensation Plans

In August 2002, the Company established an incentive program (the “BOB II Program”), pursuant to which the Company agreed to distribute to “eligible participants” on August 15, 2006, in cash an aggregate of the dollar equivalent value of 200,000 UICI shares. Eligible participants in the BOB II Program consisted of full-time

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For financial reporting purposes, UICI will incur compensation expense associated with the BOB II Program over the four-year vesting period, which expense included adjustments due to periodic changes in the value of UICI common stock. The Company has established a corresponding liability associated with the future benefits payable under the BOB II Program. At December 31, 2005 and 2004, the Company’s liability for future benefits payable under this plan was $6.2 million and $4.1 million, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense associated with the BOB II Program in the amount of $2.1 million, $3.2 million and $621,000, respectively.

In connection with the proposed merger with affiliates of private equity groups (see Item 1. Business — Introduction — Recent Developments — Blackstone Transaction), each eligible participant in the BOB II Program will receive at the time the share equivalent credit would have otherwise become fully vested and nonforfeitable in accordance with the terms of the BOB II Plan, an amount (subject to any applicable withholding tax) in cash equal to the number of shares subject to such awards held by such participant multiplied by $37.00 per share.

During 2004, the Company established incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 250,000 shares of UICI common stock will be distributed to eligible employees in each of 2005, 2006, 2007 and 2008. At December 31, 2005 and 2004, the Company’s liability for future benefits payable under these plans was $4.1 million and $3.3 million, respectively. For the years ended December 31, 2005 and 2004, the Company recorded compensation expense associated with these plans in the amount of $2.5 million and $3.3 million, respectively. During 2005, payments were made to participants under the plan in the amount of $1.7 million.

During 2005, the Company established incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 30,000 shares of UICI common stock will be distributed to eligible employees in 2005, 2006, 2007 and 2008. At December 31, 2005, the Company’s liability for future benefits payable under these plans was $300,000. For the year ended December 31, 2005, the Company recorded compensation expense associated with these plans in the amount of $570,000. During 2005, payments were made to participants under the plan in the amount of $270,000.

In January 2000, the Company established a plan, pursuant to which 25% of the cash equivalent value of 100,000 shares of UICI common stock was distributed to eligible employees in each of January 2001, 2002, 2003 and 2004. For the years ended December 31, 2004 and 2003 the Company recorded compensation expense (income) associated with this plan in the amount of $(11,000) and $38,000, respectively.

Note N — Investment Annuity Segregated Accounts

The Company had deferred investment annuity policies which have segregated account assets and liabilities amounting to $227.4 million and $222.9 million at December 31, 2005 and 2004, respectively, which are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in these financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note O — Segment Information

The Company’s business segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (b) Other Key Factors, which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, minority interest, variable stock-based compensation and operations that do not constitute reportable operating segments (including the Company’s investment in Healthaxis, Inc. until sold on September 30, 2003). In 2005, the incremental costs associated with the pending acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

Allocations among segments of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments have been combined with Other Key Factors. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.

Revenues from continuing operations and income from continuing operations before federal income taxes for each of the years ended December 31, 2003, 2004 and 2005 are set forth in the table below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues
Insurance:
Self-Employed Agency Division	$1,525,968	$1,496,199	$1,338,347
Student Insurance Division	290,378	306,325	249,071
Star HRG Division	146,638	150,463	118,213
Life Insurance Division	93,526	75,989	68,259
Other Insurance (1)	34,799	14,388	172

	2,091,309	2,043,364	1,774,062

Other Key Factors	30,615	26,343	51,660
Intersegment Eliminations	(706)	(598)	(560)

Total revenues	$2,121,218	$2,069,109	$1,825,162

Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$310,466	$260,745	$109,079
Student Insurance Division	(8,870)	(49,482)	(9,783)
Star HRG Division	1,434	3,320	1,910
Life Insurance Division	8,580	4,362	(2,350)
Other Insurance(1)	4,658	1,415	(705)

	316,268	220,360	98,151

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	13,153	15,096	33,306
Merger transaction costs(2)	(9,057)	—	—
Variable stock-based compensation	(7,214)	(14,307)	459

	(3,118)	789	33,765

Total income from continuing operations before federal income taxes	$313,150	$221,149	$131,916

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.

(2)	Includes the incremental costs associated with the pending acquisition of the Company by a group of private equity investors.

Assets by operating segment at December 31, 2004 and 2005 are set forth in the table below:

	December 31,
	2005	2004
	(In thousands)

Assets
Insurance:
Self-Employed Agency Division	$842,273	$891,054
Student Insurance Division	183,890	265,695
Star HRG Division	76,848	78,341
Life Insurance Division	650,791	642,530
Other Insurance	24,064	8,854

	1,777,866	1,886,474
Other Key Factors:
General corporate and other	593,664	459,184

Total assets	$2,371,530	$2,345,658

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P — Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)

Income (loss) available to common shareholders:
Income from continuing operations available to common shareholders	$202,970	$145,881	$87,324
Income (loss) from discontinued operations	531	15,677	(72,990)

Net income for basic earnings per share	203,501	161,558	14,334
Effect of dilutive securities:
6% Convertible Note interest(1)	—	176	82

Net income for diluted earnings per share	$203,501	$161,734	$14,416

Weighted average shares outstanding (thousands) — basic earnings (loss) per share	46,119	46,131	46,438
Effect of dilutive securities:
Employee stock options and other (see Note M)	1,019	1,379	1,497

Weighted average shares outstanding — dilutive earnings (loss) per share	47,138	47,510	47,935

Basic earnings (loss) per share:
Income from continuing operations	$4.40	$3.16	$1.88
Income (loss) from discontinued operations	0.01	0.34	(1.57)

Net income	$4.41	$3.50	$0.31

Diluted earnings (loss) per share:
Income from continuing operations	$4.31	$3.07	$1.82
Income (loss) from discontinued operations	0.01	0.33	(1.52)

Net income	$4.32	$3.40	$0.30

(1)	Applied to continuing operations

Note Q — Discontinued Operations

In years prior to 2004, the Company closed and/or disposed of assets and operations not otherwise related to its core health and life insurance operations, including the operations of the Company’s former Academic Management Services Corp. (“AMS”) subsidiary (which was engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business and which UICI sold in November 2003), the Company’s former Senior Market Division, and the Company’s former Special Risk Division.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of the Company’s reported results from discontinued operations for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Income (loss) by business unit:
AMS	$(461)	$9,872	$(64,191)
Senior Market	—	—	(9,150)
Special Risk	992	5,805	(4,037)
Other	—	—	4,388

Income (loss) from discontinued operations — net of tax	$531	$15,677	$(72,990)

Set forth below is a summary of the Company’s net liabilities from discontinued operations at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)

Net liabilities by business unit:
AMS	$3,623	$5,540
Special Risk	2,662	3,653

Net liabilities from discontinued operations	$6,285	$9,193

Academic Management Services Corp.

The Company’s reported results from discontinued operations for the year ended December 31, 2005 reflected a partial release of the deferred gain recorded on the sale of AMS’ remaining uninsured student loan assets in the first quarter of 2004 and a decrease in the accrual originally established in 2004 in connection with litigation arising out of the Company’s announcement that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS. The federal income tax expense for the year ended December 31, 2005 for the AMS discontinued operations reflected an increase in the valuation allowance on deferred tax assets related to an increase in the capital loss carryover in excess of the amount previously estimated that is likely to expire before it can be utilized to offset future capital gains.

Results from discontinued operations for the full year 2004 reflected a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by AMS (which the Company disposed of in November 2003), a tax benefit associated with the reduction of a tax accrual and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004. These favorable factors were offset in part by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that were filed arising out of UICI’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of the Company’s former AMS subsidiary. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

In July 2003, the Company announced that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS and the failure to comply with reporting obligations under the financing documents at seven of those facilities. The Company subsequently entered into waiver and release agreements requiring it in July 2003 to contribute $48.25 million in cash to the capital of AMS.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMS results in 2003 included a $68.5 million pre-tax expense reflecting the estimated loss on disposal.

Set forth below is a summary of the operating results of AMS as reflected in the consolidated financial statements of the Company for each of the three most recent fiscal years:

	Year Ended December 31,
	2005	2004(2)	2003(1)
	(In thousands)

Revenue:
Interest income	$—	$—	$47,422
Investment income	—	—	2,003
Other income	1,417	8,820	57,320

Total revenues	1,417	8,820	106,745
Expenses:
Interest expense	—	—	32,593
Other operating expenses	(201)	3,158	81,609

Total expenses	(201)	3,158	114,202

Income (loss) from operations before income taxes and loss on disposal	1,618	5,662	(7,457)
Loss from disposal	—	—	(68,518)
Federal income tax expense (benefit)	2,079	(4,210)	(11,784)

Income (loss) from AMS discontinued operations	$(461)	$9,872	$(64,191)

(1)	Reflects operations for the period ended on the date of sale (November 18, 2003).

(2)	Reflects sale of uninsured loan portfolio in March 2004 and recording of loss accrual related to litigation.

Senior Market Division

On May 30, 2003, UICI announced that its Board of Directors, at a meeting held on May 29, 2003, adopted a plan to close by sale or wind-down the Senior Market Division, which the Company established in 2001 to develop long-term care and Medicare supplement insurance products for the senior market. For the year ended December 31, 2003, the Company’s Senior Market Division reported a loss (net of tax) in the amount of $(9.2) million. Losses in 2003 includes a write off of impaired assets, operating losses incurred at the Senior Market Division through the close-down date and costs associated with the wind down and closing of the operations, including a loss in the amount of $(5.5) million (net of tax) recognized upon transfer, effective June 30, 2003, of the Company’s interest in Seniors First LLC (an agency through which the Company formerly marketed and distributed insurance products to the senior market). The Company completed its closedown of its Senior Market Division during 2003.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Risk Division

In December 2001, the Company determined to exit the businesses of its Special Risk Division by sale, abandonment or wind-down and the Company designated and classified its Special Risk Division as a discontinued operation for financial reporting purposes. The Company’s Special Risk Division formerly specialized in certain niche health-related products (including “stop loss”, marine crew accident, organ transplant and international travel accident products), various insurance intermediary services and certain managed care services.

Special Risk results for the year ended December 31, 2005 reflected a favorable claims experience and resolution of a dispute, which resulted in pre-tax operating income in the amount of $1.5 million. The Company will continue the wind-down of its former Special Risk Division.

Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue:
Premiums	$—	$(3,954)	$36
Investment and other income	540	1,507	2,040

Total revenues	540	(2,447)	2,076
Expenses:
Benefits, claims and settlement expenses	(182)	(13,788)	6,633
Underwriting, acquisition and insurance expenses	(804)	2,410	1,633
Other expenses	—	—	21

Total expenses	(986)	(11,378)	8,287

Gain (loss) from operations before income taxes	1,526	8,931	(6,211)
Federal income tax expense (benefit)	534	3,126	(2,174)

Income (loss) from Special Risk discontinued operations	$992	$5,805	$(4,037)

Other

The Company’s former sub-prime credit card business was designated as a discontinued operation for financial reporting purposes effective December 31, 1999. In 2003 the sub-prime credit card business reported income after tax of $4.4 million which income has been reflected in results from discontinued operations. The sub-prime credit card business’ results in 2003 reflected the release of accruals resulting from the Company’s assessment of certain favorable events related to credit card litigation matters and ultimate resolution and settlement of ongoing litigation. At December 31, 2003, there were no remaining assets or liabilities associated with the Company’s former sub-prime credit card business.

UICI AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R — Supplemental Financial Statement Data

Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Amortization of deferred policy acquisition costs	$82,567	$73,532	$69,343
Commissions	136,810	138,949	136,483
Administrative expenses	352,879	368,997	318,180
Premium taxes	49,646	49,333	38,105
Intangible asset amortization	3,731	1,321	1,463

	$625,633	$632,132	$563,574

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$734,802	$701,319
Investments in bonds, stocks and other	8,303	10,612
Cash and cash equivalents	151,423	39,573
Goodwill	16,352	16,352
Refundable income taxes	13,253	2,115
Deferred income tax	14,332	16,143
Other	2,958	2,678

	$941,423	$788,792

LIABILITIES
Accrued expenses and other liabilities	$12,362	$8,517
Agent plan liability	36,225	41,467
Long-term debt	15,470	15,470
Net liabilities of discontinued operations	6,285	9,193

	70,342	74,647
STOCKHOLDERS’ EQUITY
Common stock	476	476
Additional paid-in capital	212,331	202,139
Accumulated other comprehensive income	(7,823)	20,137
Retained earnings	697,243	528,447
Treasury stock	(31,146)	(37,054)

	871,081	714,145

	$941,423	$788,792

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Income:
Dividends from continuing operations*	$171,876	$30,690	$52,394
Interest and other income (includes amounts received from related parties of $0, $7 and $32 in 2005, 2004 and 2003, respectively)	3,892	3,437	5,185

	175,768	34,127	57,579
Expenses:
General and administrative expenses (includes amounts paid to related parties of $565, $462 and $692 in 2005, 2004 and 2003, respectively)	32,806	17,017	14,029
Variable stock compensation expense (benefit)	7,214	14,307	(459)
Losses in Healthaxis, Inc. investment	—	—	2,211
Interest expense	1,148	1,083	1,103

	41,168	32,407	16,884

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	134,600	1,720	40,695
Federal income tax benefit (expense)	12,087	13,551	(143)

Income before equity in undistributed earnings of subsidiaries	146,687	15,271	40,552
Equity in undistributed earnings of continuing operations*	56,283	130,610	46,772

Income from continuing operations	202,970	145,881	87,324
Dividends from discontinued operations*	72	25,230	17,289
Equity in undistributed earnings (losses) from discontinued operations*	459	(9,553)	(90,279)

Income (loss) from discontinued operations	531	15,677	(72,990)

Net income	$203,501	$161,558	$14,334

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
UICI (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating Activities
Net Income	$203,501	$161,558	$14,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries of discontinued operations*	(459)	9,553	90,279
Equity in undistributed earnings of continuing operations*	(56,283)	(130,610)	(46,772)
Gains on sale of investments	—	(2,169)	(3,976)
Change in other receivables	(880)	5,574	(2,171)
Variable stock compensation (benefit)	7,214	14,307	(459)
Change in accrued expenses and other liabilities	14,469	19,811	14,433
Change in SunTech liability	—	—	(15,600)
Deferred income tax (benefit) change	1,811	(15,644)	9,961
Change in federal income tax payable	(11,138)	(19,445)	13,127
Operating loss of Healthaxis, Inc.	—	—	2,211
Other items, net	1,780	660	8,730

Cash Provided by continuing operations	160,015	43,595	84,097
Cash Provided by (Used in) discontinued operations	831	2,796	(16,016)

Net cash Provided by Operating Activities	160,846	46,391	68,081

Investing Activities
Purchase of securities available for sale	—	(10,490)	—
Sales, maturities, calls and redemptions of securities available for sale	2,190	327	—
Purchase of minority interest	—	—	(863)
(Increase) decrease in investments in and advances to subsidiaries	(8,321)	11,717	(19,403)
Increase in other investments	—	(225)	—

Cash Provided by (Used in) continuing operations	(6,131)	1,329	(20,266)
Cash Used in discontinued operations	—	—	(20,485)

Net cash Provided by (Used in) Investing Activities	(6,131)	1,329	(40,751)

Financing Activities
Repayment of notes payable	—	(18,951)	(3,951)
Proceeds of notes payable	—	14,570	—
Exercise of stock options	4,443	7,524	10,966
Purchase of treasury stock	(13,359)	(36,220)	(19,596)
Payments of dividends to shareholders	(34,705)	(11,477)	—
Other changes in equity	756	(1,433)	662

Net cash Used in Financing Activities	(42,865)	(45,987)	(11,919)

Increase in Cash	111,850	1,733	15,411
Cash and Cash Equivalents at beginning of period	39,573	37,840	22,429

Cash and Cash Equivalents at end of period	$151,423	$39,573	$37,840

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of UICI and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

UICI
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
		Future Policy
	Deferred	Benefits
	Policy	Losses, Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds
	(In thousands)

December 31, 2005:
Self-Employed Agency Division	$44,979	$537,293	$75,221	$4,999
Student Insurance Division	7,185	65,794	70,225	—
Star HRG Division	—	16,803	—	—
Life Insurance Division	78,175	369,961	7,223	7,882
Other Insurance	781	16,247	2,616	—

Total	$131,120	$1,006,098	$155,285	$12,881

December 31, 2004:
Self-Employed Agency Division	$47,950	$589,564	$76,850	$6,390
Student Insurance Division	10,505	88,584	91,706	—
Star HRG Division	—	16,203	—	—
Life Insurance Division	51,960	367,320	8,175	8,060
Other Insurance	87	5,144	675	—

Total	$110,502	$1,066,815	$177,406	$14,450

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

UICI
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Col. H	Col. I
			Benefits,	Amortization
			Claims	of Deferred	Col. J
	Col. F	Col. G	Losses, and	Policy	Other	Col. K
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income*	Expenses	Costs	Expenses*(1)	Written
			(In thousands)

2005:
Self-Employed Agency Division	$1,394,644	$32,725	$718,502	$53,304	$345,097
Student Insurance Division	282,486	6,121	222,306	10,505	64,666
Star HRG Division	144,612	703	92,135	—	51,746
Life Insurance Division	61,936	30,157	39,684	18,671	25,158
Other Insurance	33,856	594	19,509	87	10,196

	$1,917,534	$70,300	$1,092,136	$82,567	$496,863	$1,895,413

2004:
Self-Employed Agency Division	$1,355,328	$33,640	$736,678	$52,655	$338,890
Student Insurance Division	297,036	6,089	265,698	6,971	79,938
Star HRG Division	145,749	817	92,754	—	50,492
Life Insurance Division	46,503	27,625	33,613	13,906	22,247
Other Insurance	14,127	114	6,158	—	6,668

	$1,858,743	$68,285	$1,134,901	$73,532	$498,235	$1,882,450

2003:
Self-Employed Agency Division	$1,192,688	$31,230	$736,101	$52,944	$325,794
Student Insurance Division	239,574	5,008	200,510	5,897	47,958
Star HRG Division	114,428	695	75,951	—	37,262
Life Insurance Division	36,413	30,610	33,018	10,502	25,854
Other Insurance	150	—	60	—	795

	$1,583,253	$67,543	$1,045,640	$69,343	$437,663	$1,614,259

*	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1)	Other operating expenses include underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

UICI
AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
	(Dollars in thousands)

Year Ended December 31, 2005 Life insurance in force	$8,480,598	$2,119,688	$94,549	$6,455,459	1.5%

Premiums:
Life insurance	$69,581	$9,967	$1,951	$61,565	3.2%
Health insurance	1,822,938	4,090	37,121	1,855,969	2.0%

	$1,892,519	$14,057	$39,072	$1,917,534

Year Ended December 31, 2004 Life insurance in force	$7,194,680	$1,757,889	$111,488	$5,548,279	2.0%

Premiums:
Life insurance	$51,713	$9,306	$3,444	$45,851	7.5%
Health insurance	1,789,025	4,053	27,920	1,812,892	1.5%

	$1,840,738	$13,359	$31,364	$1,858,743

Year Ended December 31, 2003 Life insurance in force	$4,267,521	$1,074,569	$139,889	$3,332,841	4.2%

Premiums:
Life insurance	$39,688	$7,159	$3,491	$36,020	9.7%
Health insurance	1,554,136	34,882	27,979	1,547,233	1.8%

	$1,593,824	$42,041	$31,470	$1,583,253

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

UICI
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
	(In thousands)

Allowance for losses:
Year ended December 31, 2005:
Agents’ receivables	$2,967	$3,194	$—	$(2,451)	$3,710
Other receivables	3,699	—	—	—	3,699
Mortgage loans	324	—	—	(269)	55
Student loans	3,608	696	—	(1,582)	2,722
Real estate	—	—	—	—	—
Year ended December 31, 2004:
Agents’ receivables	$3,143	$2,759	$—	$(2,935)	$2,967
Other receivables	3,699	—	—	—	3,699
Mortgage loans	324	—	—	—	324
Student loans	1,676	3,163	—	(1,231)	3,608
Real estate	2,434	—	—	(2,434)	—
Year ended December 31, 2003:
Agents’ receivables	$3,557	$1,944	$—	$(2,358)	$3,143
Other receivables	2,187	1,512	—	—	3,699
Mortgage	324	—	—	—	324
Student loans	941	1,912	—	(1,177)	1,676
Real estate	2,434	—	—	—	2,434

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2		—	Plan of Reorganization of United Group Insurance Company, as subsidiary of United Group Companies, Inc. and Plan and Agreement of Merger of United Group Companies, Inc. into United Insurance Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
2.1		—	Agreement and Plan of Merger, dated as of September 15, 2005, between UICI and Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Premium Acquisition, Inc., Mulberry Acquisition, Inc., and DLJMB IV First Merger Co. Acquisition Inc., filed as Exhibit 2.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
3	.1(A)	—	Certificate of Incorporation of UICI, as amended, filed as Exhibit 4.1 (a) to Registration Statement on Form S-8, File No. 333-85113, filed with the Securities and Exchange Commission on August 13, 1999 and incorporated by reference herein.
3	.2(A)	—	Restated By-Laws, as amended, of the Company, filed as Exhibit 3.2 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.1(B)	—	Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995 and incorporated by reference herein.
10	.1(C)	—	Amendment No. 3 to Reinsurance Agreement between AEGON USA Companies and UICI Companies effective April 1, 1996, and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein. The Amendment No. 3 amends the Reinsurance Agreement between AEGON USA Companies and UICI Companies effective January 1, 1995, as amended through November 21, 1995, filed as Exhibit 10.1(B) on Annual Report on Form 10-K for year ended December 31, 1995, (File No. 0-14320), filed on March 29, 1996, and incorporated by reference herein.
10.2		—	Agreements Relating to United Group Association Inc., filed as Exhibit 10-2 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.3		—	Agreement for acquisition of capital stock of Mark Twain Life Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit 10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10	.3(A)	—	Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit 10-4(A) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.4		—	Agreement for acquisition of capital stock of Mid-West National Life Insurance Company of Tennessee by the Company filed as Exhibit 2 to the Report on Form 8-K of the Company, File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.
10	.5(A)	—	Stock Purchase Agreement, dated July 1, 1986, among the Company, Charles E. Stuart and Stuart Holding Company, as amended July 7, 1986, filed as Exhibit 11(c) (1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(B)	—	Acquisition Agreement, dated July 7, 1986 between Associated Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit (c) (2) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10	.5(C)	—	Offer to Purchase, filed as Exhibit (a) (1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.6		—	Agreement for acquisition of capital stock of Life Insurance Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 27, 1987 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.7		—	Agreement Among Certain Stockholders of the Company, filed as Exhibit 10-6 to the Registration Statement on Form S-18, File No. 2-99229, filed with the Securities and Exchange Commission on July 26, 1985 and incorporated by reference herein.
10.8		—	Form of Subscription Agreement for 1985 Offering, filed as Exhibit 10-7 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.9		—	Repurchase Agreement between Life Investors Inc., UGIC, Ronald Jensen and Keith Wood dated January 6, 1984, filed as Exhibit 10-8 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.10		—	Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10.11		—	Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10	.12*	—	United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.13*	—	Amendment to the United Insurance Companies, Inc. 1987 Stock Option Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.14*	—	UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form 10-Q dated March 31, 1999, (File No. 0-14320), and incorporated by reference herein.
10.15		—	Amendment to Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.16		—	Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.17		—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United, Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.18		—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake Life Insurance Company and Mid-West National Life Insurance Company of Tennessee, filed as Exhibit 4 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.19		—	Second Agreement of Modification to Agreement of Substitution and Assumption Reinsurance dated as of November 15, 1991 among Farm and Home Life Insurance Company, United Group Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein. This agreement refers to a Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated August 26, 1991.

Exhibit
Number		Description of Exhibit

10.20	—	Addendum to Agreement of Substitution and Assumption Reinsurance dated as of November 22, 1991 among United Group Insurance Company, Farm and Home Life Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.21	—	Modification Agreement dated November 15, 1991 between First United, Inc., Underwriters National Assurance Company, and Farm and Home Life Insurance Company, The MEGA Life and Health Insurance Company, and the Insurance Commissioner of the State of Indiana, and filed as Exhibit 3 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.22	—	Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation, National Organization of Life and Health Insurance Guaranty Associations, and The MEGA Life and Health Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.23	—	Acquisition Agreement dated January 15, 1993 by and between United Insurance Companies, Inc. and Southern Educators Life Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.24	—	Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance Companies, Inc. and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.25	—	Stock Purchase Agreement by and among United Insurance Companies, Inc. and United Group Insurance Company and Landmark Land Company of Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.26	—	Private Placement Agreement dated June 1, 1994 of 8.75% Senior Notes Payable due June 2004 in the aggregate amount of $27,655,000, and filed as Exhibit 28.1 to the Company’s Report on Form 8-K dated June 22, 1994, (File No. 0-14320), and incorporated by reference herein.
10.27	—	Asset Purchase Agreement between UICI Companies and PFL Life Insurance Company, Bankers United Life Assurance Company, Life Investors Insurance Company of America and Monumental Life Insurance Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.28	—	General Agent’s Agreement between Mid-West National Life Insurance Company of Tennessee and United Group Association, Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.
10.29	—	General Agent’s Agreement between The MEGA Life and Health Insurance Company and United Group Association, Inc. Effective April 1, 1996, and filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.30	—	Agreement between United Group Association, Inc. and Cornerstone Marketing of America effective April 1, 1996, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.31	—	Stock exchange agreement dated October 1996 by and between AMLI Realty Co. and UICI, as amended by that first amendment stock exchange agreement dated November 4, 1996 filed as Exhibit 10.31 to the Registration Statement on Form S-3 File No. 333-23899 filed with the Securities and Exchange Commission on April 25, 1997 and incorporated by reference herein.
10.32	—	Agreement dated December 6, 1997 by and between UICI, UICI Acquisition Corp., ELA Corp., and Marcus A. Katz, Cary S. Katz, Ryan D. Katz and RK Trust #2 filed as Exhibit 10.32 to the Registration Statement on Form S-3 File No. 333-42937 filed with the Securities and Exchange Commission on December 22, 1997 and incorporated by reference herein.
10.33	—	Repurchase Agreement dated as of March 27, 1998 as amended between Lehman Commercial Paper, Inc. and Educational Finance Group, Inc. filed as Exhibit 10.1 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.34		—	Loan Agreement among UICI, Bank of America, as administrative agent, The First National Bank of Chicago as documentation agent, and Fleet National Bank as co-agent dated May 17, 1999 filed as Exhibit 10.2 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.35		—	Indenture Agreement dated as of August 5, 1999 between EFG-III, LP, as Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.3 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.36		—	Indenture Agreement dated as of June 14, 1999 between EFG-II, LP, as Issuer and The First National Bank of Chicago, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.4 to Form 10-Q dated September 30, 1999, (File No. 0-14320), and incorporated by reference herein.
10.44		—	Stock Purchase Agreement dated, July 27, 2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10	.45*	—	Management Agreement, dated December 31, 2000 between UICI, The Mega Life and Health Insurance Company and William J. Gedwed, filed as Exhibit 10.45 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.46*	—	UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.47*	—	UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.48		—	Termination Agreement, dated April 13, 2000 between UICI, UICI Acquisition Co., UICI Capital Trust I, and HealthPlan Services Corporation, filed as Exhibit 10.48 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.49*	—	Management Agreement dated October 13, 2000 between UICI and William P. Benac, filed as Exhibit 10.49 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.50		—	Information Technology Services Agreement by and between UICI and Insurdata Incorporated (now Healthaxis, Inc.), dated January 3, 2000, filed as Exhibit 10.50 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.51		—	Management Agreement between NMC Holdings, Inc. and UICI dated July 27, 2000, filed as Exhibit 10.51 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.52		—	Administrative Service Agreement dated July 27,2000 between The MEGA Life and Health Insurance Company and National Motor Club of America, Inc. filed as Exhibit 10.52 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.53		—	Stock Purchase Agreement dated May 12, 2000 between UICI and The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life Insurance Company, filed as Exhibit 10.53 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.54		—	Promissory Note dated June 29, 2000 between UICI and Columbus Bank and Trust maturing June 30, 2005, filed as Exhibit 10.54 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.55		—	Stock Purchase Agreement dated June 20, 2000 between UICI and The MEGA Life and Health Insurance Company with respect to all of the Outstanding capital stock of AMLI Realty Co., filed as Exhibit 10.55 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.56		—	Agreement dated September 15, 1999 between UICI and Onward and Upward, Inc. (“Put/Call Agreement) with respect to the TOP Plan Funding Obligation, together with extension agreements dated August 15, 2000, October 16, 2000, and February 7, 2001, filed as Exhibit 10.56 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.57		—	Promissory Note and Loan Agreement dated July 19, 2000 between United Group Reinsurance, Inc. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.57 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.58		—	Promissory Note and Loan Agreement dated July 19, 2000 between Financial Services Reinsurance Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.58 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.59		—	Promissory Note and Loan Agreement dated July 19, 2000 between U.S. Managers Life Insurance Company Ltd. and Money Services, Inc., maturing August 1, 2001, filed as Exhibit 10.59 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.60		—	Asset Purchase and Transfer Agreement dated August 4, 2000 between Specialized Card Services, Inc., United Credit National Bank, UICI Receivables Funding Corporation, and UICI and Household Bank (SB), N.A. and Household Credit Services, Inc., together with Amendment No. 1, filed as Exhibit 10.60 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.61		—	Lease Agreement dated September 30, 2000 between Household Credit Services, Inc. (tenant) and Specialized Card Services, Inc. (Landlord), filed as Exhibit 10.61 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.62		—	Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America, Inc., filed as Exhibit 10.62 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.63		—	Software License Agreement dated January 30, 2001 between UICI and HealthAxis.com, filed as Exhibit 10.63 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.64*	—	Agreement, dated March 14, 2001, between UICI, MEGA and Charles Prater, filed as Exhibit 10.64 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.65		—	Loan agreement dated January 25, 2002 between UICI and Bank of America, N. A. and La Salle Bank National Association, filed as Exhibit 10.65 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.66		—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.67		—	Indenture agreement dated January 30, 2002 between AMS-12002, LP as Issuer and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.67 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.68		—	Stock purchase agreement dated February 28, 2002 among The S.T.A.R. Human Resource Group, Inc., STAR Administrative Services, Inc. and certain Shareholders and UICI filed as Exhibit 10.68 to the Form 10-Q dated March 31, 2002, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.69		—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.70		—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.71		—	Indenture Agreement dated August 21, 2002 among AMS-2 2002, LP, as Issuer, and BankOne, National Association, as Indenture Trustee and Eligible Lenders Trustee filed as Exhibit 10.71 to the Form 10-Q dated September 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.72		—	EFG-II Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee, Eligible Lender Trustee and EFG Eligible Lender Trustee, EFG-II, LP, and Academic Management Services Corp. filed as Exhibit 10.72 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.73		—	EFG-III Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Fleet National Bank, Bank of America, N.A., Bank One, National Association, as successor to The First National Bank of Chicago, not in its individual capacity but solely as Indenture Trustee and Eligible Lender Trustee, EFG-II SPC-I, Inc., Academic Management Services Corp., and EFG Funding LLC filed as Exhibit 10.73 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.74		—	EFG-IV Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.74 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.75		—	AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.75 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.76		—	Indenture Agreement dated May 8, 2003 among AMS-3 2003, LP, as Issuer, and Bank One, National Association, as Indenture Trustee and Eligible Lender Trustee filed as Exhibit 10.76 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.77		—	Master Repurchase Agreement, dated as of August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.77 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.78		—	Guaranty and Warranty Agreement, dated as of August 7, 2003 made by UICI in favor of Lehman Brothers Bank, FSB filed as Exhibit 10.78 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.79		—	Agreement between Student Loan Marketing Association, Fleet National Bank (solely in its capacity as Trustee for the AMS Education Loan Trust), and Academic Management Services, Inc. dated July 1, 2000 and as amended June 25, 2003 and July 29, 2003 filed as Exhibit 10.79 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.80*	—	Stock purchase agreement between Ronald L. Jensen and Gregory T. Mutz filed as Exhibit 10.80 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.81*	—	Stock purchase agreement between UICI and Gregory T. Mutz filed as Exhibit 10.81 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.82		—	Amendment No. 1 dated October 17, 2003 to EFG-IV Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, Bank One, National Association, EFG-IV, LP, and Academic Management Services Corp. filed as Exhibit 10.82 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.83		—	Amendment No. 1 dated October 17, 2003 to AMS-I Waiver dated July 24, 2003, entered into by MBIA Insurance Corporation, AMS-1 2002, LP, and Academic Management Services Corp. filed as Exhibit 10.83 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.84		—	Amendment dated October 2, 2003 to Master Repurchase Agreement dated August 7, 2003, between Lehman Brothers Bank, FSB, and Academic Management Services Corp. filed as Exhibit 10.84 to the Form 10-Q dated September 30, 2003, File No. 001-14953 and incorporated by reference herein
10.85		—	Stock Purchase Agreement, dated October 29, 2003, between UICI and SLM Corporation, contemplating the sale by UICI, and the purchase by SLM Corporation, of all issued and outstanding shares of Academic Management Services Corp. filed as Exhibit 10.85 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10.86		—	Amendment to Stock Purchase Agreement, dated November 18, 2003, between UICI and SLM Corporation filed as Exhibit 10.86 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10	.87*	—	Agreement, dated as of February 11, 2004, between the Company and Gregory T. Mutz filed as Exhibit 10.87 to the Form 10-K dated December 31, 2003, File No. 001-14953 and incorporated by reference herein.
10.88		—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.
10	.89*	—	Form of Grant Letter Pursuant to 1987 UICI Non-Qualified Stock Option Agreement and incorporated by reference herein
10	.90*	—	Form of Stock Grant under UICI’s 2000 and 2001 Restricted Stock Agreement and incorporated by reference herein.
10.91		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.92		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.93		—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.94		—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.95		—	Master General Agent Agreement, dated April 16, 2003, between The Chesapeake Life Insurance Company and Tim McCoy & Associates, Inc. (NEAT) filed as exhibit 10.95 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.96		—	Master General Agent Agreement, dated March 29, 2004, between The Chesapeake Life Insurance Company and Life Professionals Marketing Group, Inc. filed as exhibit 10.96 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.97		—	Assumption Reinsurance and Marketing Agreement, dated October 8, 2004, among The Chesapeake Life Insurance Company; HEI Exchange, Inc. (formerly HealthMarket Inc.); and American Travelers Assurance Company, as amended by Amendment No. 1 thereto dated March 1, 2005 filed as exhibit 10.97 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.98		—	Asset Sale Agreement, effective January 1, 1997, as amended by Amendments No, 1, 2, 3 and 4 thereto, between UICI and Specialized Investment Risks, inc. (formerly known as United Group Agency, Inc.) filed as exhibit 10.98 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.99		—	Loan Underwriting and Processing Agreement, dated June 12, 2002, between Richland State Bank and the College Fund Life Division of The MEGA Life and Health Insurance Company filed as exhibit 10.99 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.100	—	Loan Origination and Sale Agreement, dated July 28, 2005, between Richland State Bank, Richland Loan Processing Center, Inc. and UICI and UICI Funding Corp 2 filed as exhibit 10.100 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.101	—	Vendor Agreement, dated as of January 1, 2005, between Specialized Association Services, Inc. and The MEGA Life and Health Insurance Company filed as exhibit 10.101 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.102	—	Administrative Services Agreement, dated as of January 1, 2005, between NMC Holdings, Inc. and The MEGA Life and Health Insurance Company and amendment dated July 1, 2005 filed as exhibit 10.102 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.103	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.104	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.105	—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.106	—	Form of Stock Grant under UICI’s 2005 Restricted Stock Agreement filed as exhibit 10.106 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.107	—	Vendor Agreement, effective January 1, 2003 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed filed as exhibit 10.107 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.108	—	Vendor Agreement, effective January 1, 2005 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed filed as exhibit 10.108 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.109	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jeffrey James Jensen filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.110	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jami Jill Jensen filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.111	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Janet Jarie Jensen filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.112	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and James Joel Jensen filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.113	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Julie Jean Jensen filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.114	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Gladys M. Jensen filed as Exhibit 10.6 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.115	—	Term Sheet for New Employment Agreement for William J. Gedwed, dated as of September 15, 2005, filed as Exhibit 10.7 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.116	—	Term Sheet for New Employment Agreement for William J. Truxal, dated as of September 15, 2005, filed as Exhibit 10.8 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.117	—	Term Sheet for New Employment Agreement for Troy McQuagge, dated as of September 15, 2005, filed as Exhibit 10.9 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.118	—	Term Sheet for New Employment Agreement for Phillip J. Myhra, dated as of September 15, 2005, filed as Exhibit 10.10 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.119	—	UICI Success Award Bonus Plan, dated as of September 15, 2005, filed as Exhibit 10.11 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
99.1	—	Voting Agreement, dated as of September 15, 2005, filed as Exhibit 99.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
21	—	Subsidiaries of UICI
23	—	Consent of Independent Registered Public Accounting Firm-KPMG LLP
24	—	Power of Attorney
31.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Mark D. Hauptman, Chief Financial Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement