Form 10-Q
period 2006-03-31
HealthMarkets, Inc.
filed 2006-05-09
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NO. 001-14953

HealthMarkets, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2044750

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9151 Boulevard 26, North Richland Hills, Texas	76180

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (817) 255-5200

Former name, former address and former fiscal year, if changed since last report.
UICI
9151 Grapevine Highway
North Richland Hills, Texas 76180
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 3, 2006 the registrant had 26,790,979 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,003,846 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

INDEX
HEALTHMARKETS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2006—$1,512,919; 2005—$1,496,340)	$1,478,883	$1,484,465
Equity securities, at fair value (cost: 2006—$1,508; 2005—$1,508)	1,417	1,347
Mortgage loans	745	751
Policy loans	15,182	16,325
Short-term and other investments	319,137	275,036

Total Investments	1,815,364	1,777,924
Cash and cash equivalents	11,252	—
Student loans	108,525	109,808
Restricted cash	22,110	22,517
Investment income due and accrued	24,581	24,263
Due premiums	38,317	52,259
Reinsurance receivables	25,262	24,002
Agents’ and other receivables	36,420	30,417
Deferred acquisition costs	134,964	131,120
Property and equipment, net	78,456	81,880
Goodwill and other intangible assets	78,655	79,004
Recoverable federal income taxes	—	13,148
Deferred federal income tax assets	19,834	12,102
Other assets	14,009	13,086

	$2,407,749	$2,371,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$443,341	$447,992
Claims	565,884	558,106
Unearned premiums	154,085	155,285
Other policy liabilities	12,322	12,881
Accounts payable and accrued expenses	47,214	54,170
Cash overdraft	—	3,736
Other liabilities	109,480	115,624
Income taxes payable	7,311	—
Debt	15,470	15,470
Student loan credit facility	129,150	130,900
Net liabilities of discontinued operations	5,892	6,285

	1,490,149	1,500,449

Commitments and Contingencies (Note E)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	476	476
Additional paid-in capital	223,275	212,331
Accumulated other comprehensive loss	(22,181)	(7,823)
Retained earnings	740,364	697,243
Treasury stock, at cost	(24,334)	(31,146)

	917,600	871,081

	$2,407,749	$2,371,530

NOTE: The balance sheet data as of December 31, 2005 have been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2006	2005
REVENUE
Premiums:
Health	$442,550	$475,929
Life premiums and other considerations	16,139	14,736

	458,689	490,665
Investment income	27,158	22,668
Other income	25,133	26,551
Gains (losses) on sales of investments	2,175	(492)

	513,155	539,392

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	272,725	277,619
Underwriting, acquisition, and insurance expenses	149,846	163,656
Stock appreciation expense (benefit)	240	(3,219)
Other expenses	24,539	19,043
Interest expense	1,780	1,214

	449,130	458,313

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,025	81,079
Federal income taxes	21,565	28,421

INCOME FROM CONTINUING OPERATIONS	42,460	52,658

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax expense (benefit) of $(843) and $1,816 in the three months ended March 31, 2006 and 2005, respectively)	661	(986)

NET INCOME	$43,121	$51,672

Earnings (loss) per share:
Basic earnings
Income from continuing operations	$0.92	$1.14
Income (loss) from discontinued operations	0.01	(0.02)

Net income	$0.93	$1.12

Diluted earnings
Income from continuing operations	$0.90	$1.11
Income (loss) from discontinued operations	0.01	(0.02)

Net income	$0.91	$1.09

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2006	2005
Net income	$43,121	$51,672

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(22,079)	(28,827)
Reclassification adjustment for gains (losses) included in net income	(12)	—

Other comprehensive income (loss) before tax	(22,091)	(28,827)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(7,733)	(10,090)

Other comprehensive income (loss) net of tax provision (benefit)	(14,358)	(18,737)

Comprehensive income	$28,763	$32,935

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Operating Activities
Net income	$43,121	$51,672
(Income) loss from discontinued operations	(661)	986
Adjustments to reconcile net income to cash provided by operating activities:
Gains (losses) on sales of investments	(2,175)	492
Change in accrued investment income	(1,113)	(1,528)
Change in due premiums	13,942	23,743
Change in reinsurance receivables	(1,260)	2,596
Change in other receivables	1,063	2,062
Change in federal income tax payable	20,459	27,480
Change in deferred acquisition costs	(3,844)	(6,594)
Depreciation and amortization	6,552	7,239
Change in policy liabilities	5,050	(16,910)
Change in other liabilities and accrued expenses	3,881	(4,088)
Stock appreciation expense (benefit)	240	(3,219)
Other items, net	819	1,003

Cash Provided by continuing operations	86,074	84,934
Cash Provided (Used) in discontinued operations	268	(1,218)

Net cash Provided by operating activities	86,342	83,716

Investing Activities
Increase in investment assets	(59,658)	(39,811)
Decrease in student loans	1,548	1,234
Change in restricted cash	407	(1,271)
Additions to property and equipment	(2,779)	(3,208)
Increase in agents’ receivables	(5,593)	(2,598)

Cash Used in continuing operations	(66,075)	(45,654)
Cash Provided by discontinued operations	—	—

Net cash Used in investing activities	(66,075)	(45,654)

Financing Activities
Change in investment products	(3,682)	(207)
Repayment of student loan credit facility	(1,750)	—
Exercise of stock options	114	2,409
Purchase of treasury stock	—	(3,661)
Dividends paid	—	(23,173)
Change in cash overdraft	(3,736)	(8,749)
Other	39	43

Cash Used in continuing operations	(9,015)	(33,338)
Cash Provided by discontinued operations	—	—

Net Cash Used in financing activities	(9,015)	(33,338)

Net change in Cash and cash equivalents	11,252	4,724
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period in continuing operations	$11,252	$4,724

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
NOTE A — MERGER COMPLETED
     On April 5, 2006, HealthMarkets, Inc. (formerly UICI, see Note B) (the “Company or “HealthMarkets”) completed its previously announced merger providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. As a result of the merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.
     In the transaction, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, and the proceeds of $100.0 million of trust preferred securities issued in a private placement.
     The Company has accounted for the merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company will be maintained. In connection with the merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC (“HealthMarkets LLC”), a direct wholly-owned subsidiary of the Company. See Note H.
     In connection with the merger, HealthMarkets LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the merger.
     The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan will amortize in nominal quarterly installments (not exceeding one percent of the aggregate principal amount thereof per annum) until the maturity date. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) the London inter-bank offered rate (“LIBOR”) plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets LLC’s interest in substantially all of its subsidiaries, including the capital stock of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company.
     On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts) (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to HealthMarkets LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the Trust Securities will be paid at the same interest rates paid on the Notes.
     The Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indentures) of HealthMarkets. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the Trust Preferred Securities. The guarantee is subordinated to the same extent as the Notes.
     The Trusts are obligated to redeem the Trust Securities when the Notes are paid at maturity or upon any earlier prepayment of the Notes. Prior to June 15, 2011, the Notes may be redeemed only upon the occurrence of certain tax or investment company events at 105.0% of the principal amount thereof in the first year reducing by 1.25% per year until it reaches 100.0%. On and after June 15, 2011 the Notes are redeemable, in whole or in part, at the option of the Company at 100.0% of the principal amount thereof.
     In connection with the closing of the merger, HealthMarkets entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, the holders (together with affiliates) of approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. In accordance with the terms of the Transaction and Monitoring Fee Agreements, HealthMarkets agreed to pay to advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners a one-time transaction fee in the amount of $18.9 million, $6.0 million and $3.0 million, respectively. The Company also agreed to assume and pay loan commitment and other fees in the amount of $13.0 million previously incurred by affiliates of The Blackstone Group in connection with the merger. In addition, the advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners have agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company has agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively, in each case subject to upward adjustment in each year based on the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year. Notwithstanding the foregoing, the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. In accordance with the terms of the Transaction and Monitoring Fee Agreements, the Company has agreed to reimburse the advisory affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners for out-of-pocket expenses incurred in connection with the monitoring services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement.
NOTE B — CORPORATE NAME CHANGE
     On April 17, 2006, the Company changed its corporate name from UICI to HealthMarkets, Inc. All references in this Quarterly Report on Form 10-Q give effect to such name change.
NOTE C — BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.
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
     In April 2005, the U.S. Securities and Exchange Commission announced that the effective date of Statement 123R will be suspended until January 1, 2006, for companies whose fiscal year is the calendar year. The Company adopted the prospective method of Statement 123R in 2006 and the adoption of this pronouncement did not have a material effect upon the financial condition or results of operations.
     The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards for the three months ended March 31, 2005.

Three Months Ended March
31, 2005
(In thousands, except per
share amounts)
Net income as reported	$51,672
Add stock-based employee compensation expense included in reported net income, net of tax	50
Add (deduct) total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(55)

Pro forma net income	$51,667

Earnings per share — Basic:
Basic-as reported	$1.12

Basic-pro forma	$1.12

Earnings per share — Diluted:
Diluted-as reported	$1.09

Diluted-pro forma	$1.09

NOTE D — EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$42,460	$52,658
Income (loss) from discontinued operations	661	(986)

Net income for basic and diluted earnings per share	$43,121	$51,672

Weighted average shares outstanding — basic earnings (loss) per share	46,453	46,136
Effect of dilutive securities:
Employee stock options and other shares	811	1,071

Weighted average shares outstanding — dilutive earnings (loss) per share	47,264	47,207

Basic earnings (loss) per share
From continuing operations	$0.92	$1.14

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
From discontinued operations	0.01	(0.02)

Net income	$0.93	$1.12

Diluted earnings (loss) per share
From continuing operations	$0.90	$1.11
From discontinued operations	0.01	(0.02)

Net income	$0.91	$1.09

NOTE E — COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
Blackstone Transaction Litigation
     As previously disclosed, the Company and individual members of its Board of Directors have been named as defendants in two purported class action suits challenging the acquisition of the Company by a group of private equity firms led by The Blackstone Group (In Re: UICI Shareholder Litigation, pending in the District Court of Dallas County, Texas, E-101st Judicial District, as Consolidated Cause No. 05-09693, and Scott v. UICI, et al. pending in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7731). The petitions generally challenge the price that was paid in the proposed transaction and the process leading up to the transaction. The petitions generally seek unspecified compensatory monetary damages and injunctive relief to enjoin the transaction.
     On March 14, 2006 and March 20, 2006, the parties executed and delivered separate memoranda of understanding, pursuant to which the parties agreed to fully and finally resolve the case pending in Texas state court and Oklahoma state court, respectively. Pursuant to the memoranda of understanding, the Company agreed to include certain modifications to the disclosure contained in the Prospectus/Proxy Statement, dated February 28, 2006, mailed to shareholders in connection with the consideration of the merger and to not oppose plaintiffs’ application for attorneys’ fees in an aggregate amount not greater than $1.05 million. In addition, The Blackstone Group agreed, in the event the termination fee became payable pursuant to the terms of the merger agreement, to unilaterally waive its right to receive any portion of the termination fee in excess of $50 million.
     The Company believes that the terms of the settlement as contemplated by the memoranda of understanding will not have a material adverse effect upon the financial condition or results of operations of the Company. Final settlement is subject to execution and delivery of definitive settlement and release documentation, completion of confirmatory discovery, preliminary approval by the Court of the terms of the settlement, notice of settlement to the plaintiff class, and final approval by the Court. There can be no assurance that these conditions will in fact be satisfied.
Academic Management Services Corp. (“AMS”) — Related Litigation
     As previously disclosed, HealthMarkets was named as a nominal defendant in a shareholder derivative suit arising out of the July 2003 AMS announcement of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly owned subsidiary of HealthMarkets until its disposition in November 2003 (In re UICI Derivative Litigation, pending in the District Court of Tarrant County, Texas, Lead Cause No. 352-206106-04). On July 22, 2005, plaintiffs filed a consolidated derivative petition, in which they alleged that the individual defendants (which include current and former officers and directors of HealthMarkets and AMS) violated Texas state law by concealing the true condition of AMS before the July 2003 announcement. On September 16, 2005, plaintiffs filed an amended consolidated petition, in which they added class action allegations challenging the acquisition of the Company by a group of private equity firms led by The Blackstone Group.
     On February 3, 2006, the Company and the derivative plaintiffs agreed to finally and fully settle the matter, without admitting liability on the part of the individual defendants, on terms that would not have a material adverse effect upon the Company’s financial condition or results of operations. The terms of the proposed settlement include, among other things, the payment of attorneys’ fees and the full release of the individual defendants by the Company and the derivative plaintiffs from any and all claims and liabilities associated with the litigation. The parties have completed the negotiation of definitive settlement documentation and are in the process of obtaining signatures of all parties to the settlement agreement. On March 31, 2006, the Court approved the settlement terms as presented.

     HealthMarkets has agreed to advance the expenses of the individual defendants incurred in connection with the defense of the case, subject to the defendants’ undertaking to repay such advances unless it is ultimately determined that they are or would have been entitled to indemnification by HealthMarkets under the terms of the Company’s bylaws.
Association Group Litigation
     The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. As previously disclosed, HealthMarkets, The MEGA Life and Health Insurance Company (“MEGA”) and/or Mid-West National Life of Tennessee (“Mid-West”) have been named as defendants in numerous cases in California and in other jurisdictions challenging, among other things, the manner in which the defendants market health insurance products in the self-employed market and the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. Plaintiffs in such cases generally seek injunctive relief and monetary damages in an unspecified amount. Reference is made to the discussion of these cases contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Item 3 - Legal Proceedings” and in Note L of Notes to the Company’s Consolidated Financial Statements included in such report. The Company currently believes that resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
     In April 2006 the Company finally and fully settled, without admitting liability, on terms that did not have a material adverse effect on the consolidated results of operations or financial condition of the Company, two previously disclosed cases that challenged, among other things, the manner in which HealthMarkets, MEGA and/or Mid-West marketed and sold health insurance products (Diaz v. The MEGA Life and Health Insurance Company, HealthMarkets et al., pending in the Superior Court for the State of California, County of San Bernardino, Rancho, Case No. RCV–080379 and Valenzuela v. HealthMarkets, MEGA, the National Association for the Self-Employed et al., pending in the Superior Court for the State of California, County of San Diego, Case No. GINO34307).
     In April 2006, the Court in Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. HealthMarkets et al. (pending in the Superior Court of the State of California for the County of Nevada, Case No. L69072) issued an order for summary judgment in favor of HealthMarkets, The MEGA Life and Health Insurance Company, the National Association for the Self-Employed and the agent, effectively disposing of all remaining causes of action against the defendants. In addition, in April 2006, the Company was informed that the Court in Tanner v. Mid-West National Life Insurance Company of Tennessee (filed on October 5, 2004 and pending in the State Court of Fulton County, Georgia, as Case No. 04VS073111) granted the Company’s and Mid-West’s motion to dismiss the case in its entirety.
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
Regulatory Matters
     On March 22, 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries, MEGA, Mid-West and The Chesapeake Life Insurance Company (“CLICO”). The examination commenced in May 2005 and is ongoing. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. HealthMarkets does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.
Debt

     In connection with the merger completed on April 5, 2006, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, and the proceeds of $100.0 million of trust preferred securities issued in a private placement. See Note A.
NOTE F — SEGMENT INFORMATION
     The Company’s business segments for financial reporting purposes include: (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division (“SEA”), the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments.
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
     Revenues from continuing operations, income from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$363,369	$390,928
Student Insurance Division	65,099	75,542
Star HRG Division	38,485	38,369
Life Insurance Division	22,059	20,136
Other Insurance	9,867	7,771

Total Insurance	498,879	532,746

Other Key Factors	14,555	6,940
Intersegment eliminations	(279)	(294)

Total revenues from continuing operations	$513,155	$539,392

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$52,584	$70,271
Student Insurance Division	4,665	1,454
Star HRG Division	1,648	965
Life Insurance Division	381	2,035
Other Insurance	1,721	2,952

Total Insurance	60,999	77,677
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,928	183
Merger transaction expenses	(662)	—
Variable stock-based compensation benefit (expense)	(240)	3,219

	3,026	3,402

Total income from continuing operations before federal income taxes	$64,025	$81,079

	March 31,	December 31,
	2006	2005
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$872,229	$842,273
Student Insurance Division	128,950	150,098
Star HRG Division	75,915	76,848
Life Insurance Division	526,693	512,682
Other Insurance	24,959	24,064

Total Insurance	1,628,746	1,605,965
Other Key Factors:
General corporate and other	779,003	765,565

Total assets	$2,407,749	$2,371,530

     The assets allocated to the SEA Division increased from December 31, 2005 to March 31, 2006 by $30.0 million, primarily as a result of an increase in invested assets and agents’ debit balances. The assets allocated to the Student Insurance Division decreased by $21.1 million primarily as a result of a decrease in due premium, which decrease is a result of the cyclical nature of the product. The assets allocated to the Life Insurance Division increased by $14.0 million from December 31, 2005 to March 31, 2006 due to an increase in cash and deferred acquisition costs. The increase in deferred acquisition costs is primarily attributable to the new submitted annualized premium in 2006.
NOTE G — AGENT STOCK ACCUMULATION PLANS
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America.
     The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of HealthMarkets common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The “matching credits” vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts.
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
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the share price in the open market on or about the time that unvested matching credits are granted to participants. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key

Factors” business segment. Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
SEA Division stock-based compensation expense (1)	$2,352	$3,960
Other Key Factors variable stock-based compensation expense (benefit) (2)	240	(3,219)

Total Agent Plan compensation expense	$2,592	$741

Tax benefit recognized on Agent Plan compensation expense	$907	$259

(1)	Represents the cost of shares in the open market on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense (benefit) associated with the Agent Plans less the cost incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
     At December 31, 2005, the Company had recorded 1,571,952 unvested matching credits associated with the Agent Plans, of which 479,163 vested in January 2006. At March 31, 2006, the Company had recorded 1,158,563 unvested matching credits.
     Effective on April 5, 2006 upon the closing of the merger with various affiliates of a group of private equity investors led by The Blackstone Group, the Agent Plans were amended and restated to afford participants the opportunity to purchase with after-tax dollars shares of the Company’s Class A-2 common stock, which purchases are “matched” with book credits in the form of equivalent Class A-2 shares. Effective upon the closing of the merger, each share of HealthMarkets common stock then owned by a participant under the Agent Plans was converted into the right to receive one share of the Company’s Class A-2 common stock, and each matching credit then posted to a participant’s account under the Agent Plans then represented an equivalent book credit representing one share of the Company’s Class A-2 common stock.
NOTE H — SUMMARY PRO FORMA FINANCIAL INFORMATION
     On April 5, 2006, HealthMarkets completed its previously announced merger providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. As a result of the merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.
     Set forth below is certain summary condensed unaudited pro forma consolidated financial information giving effect to the merger applying recapitalization accounting. HealthMarkets will account for the merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of HealthMarkets will be maintained. The summary condensed pro forma consolidated income statement information excludes non-recurring charges directly attributable to the transaction.
     The unaudited pro forma consolidated financial information is for informational purposes and is not intended to represent or be indicative of the consolidated results of operations or financial position that would have been reported had the merger been completed as of the dates presented, and should not be taken as representative of the Company’s future consolidated results of operations or financial position. This summary unaudited pro forma consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes of HealthMarkets.

     Set forth below is summary condensed historical and pro forma consolidated balance sheet information at March 31, 2006 (assuming the merger was completed on March 31, 2006):

	Historical	Pro forma
	March 31,	March 31,
	2006	2006
	(In thousands)
Assets:
Investments	$1,826,146	$1,683,013
Investment — Trust Preferred	470	3,570
Other assets	581,133	622,953

Total assets	$2,407,749	$2,309,536

Liabilities:
Trust preferred	$15,470	$118,570
Term loan	—	500,000
Student loan credit facility	129,150	129,150
Other liabilities	1,345,529	1,343,963

Total liabilities	1,490,149	2,091,683

Stockholders’ equity:
Total stockholders’ equity	917,600	217,853

Total liabilities and stockholders’ equity	$2,407,749	$2,309,536

     Set forth below is summary condensed historical and pro forma consolidated income statement information for the three months ended March 31, 2006 (assuming the merger was completed on January 1, 2005):

	Historical	Pro Forma
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2006
	(In thousands except per share
	amounts)
REVENUE:
Total Revenue	$513,155	$513,155

BENEFITS AND EXPENSES:
Benefits and insurance expense	422,571	422,571
Other expenses	24,779	27,242
Interest expense	1,780	12,821

Total benefits and expenses:	449,130	462,634

Income from continuing operations	64,025	50,521
Federal income taxes	21,565	16,607

Income from continuing operations before estimated non-recurring charges directly attributable to the transaction	$42,460	$33,914

EARNINGS PER SHARE
Earnings from continuing operations per share:
Basic	$0.92	$1.14
Diluted	$0.90	$1.11

Weighted average shares outstanding:
Basic	46,453	29,799
Diluted	47,264	30,610

     Set forth below is summary condensed historical and pro forma consolidated income statement information for the year ended December 31, 2005 (assuming the merger was completed on January 1, 2005):

	Historical	Pro Forma
	Year ended	Year ended
	December 31,	December 31,
	2005	2005
	(In thousands except per share
	amounts)
REVENUE:
Total Revenue	$2,121,218	$2,121,218

BENEFITS AND EXPENSES:
Benefits and insurance expenses	1,717,769	1,717,769
Other expenses	84,290	87,733
Interest expense	6,009	50,175

Total benefits and expenses	1,808,068	1,855,677

Income from continuing operations	313,150	265,541
Federal income taxes	110,180	90,347

Income from continuing operations before non-recurring charges directly attributable to the transaction	$202,970	$175,194

EARNINGS PER SHARE
Earnings from continuing operations per share:
Basic	$4.40	$5.88
Diluted	$4.31	$5.68

Weighted average shares outstanding:
Basic	46,119	29,799
Diluted	47,138	30,818
NOTE I — EMPLOYEE STOCK PLANS
     The Company adopted FASB Statement 123R (revised 2004), Share-Based Payment on January 1, 2006 using the modified prospective transition method. Among other things, Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. The transition to Statement 123R was not material to the Company’s first quarter results. For the three months ended March 31, 2006, the impact of the transition to Statement 123R to the Company’s net income from continuing operations net of income taxes was $7,800.
Stock Option Plans
     In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price at least equal to the fair market value at the date of grant. The options generally expire 5 years and 90 days from the date of grant. Options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan are exercisable over a five-year period. Share requirements may be met from either unissued or treasury shares. For the three months ended March 31, 2006 and 2005, the Company recognized compensation expense in connection with options granted under the 1987 Plan in the amount of $335,000 and $77,000, respectively. For the three months ended March 31, 2006, and 2005, the Company recognized tax benefits related to the option expense in the amount of $117,000 and $27,000, respectively. The Company has not capitalized any stock option expense and the Company has not modified any options in the three months ended March 31, 2006 or 2005. The Company did not settle any options in the three months ended March 31, 2006 or 2005.
     For the three month ended March 31, 2006 and 2005, the Company received cash on exercise of stock options in the amount of $114,000 and $2.4 million, respectively. For the year ended December 31, 2005, the Company recognized a tax benefit of $1.9 million on the exercise of stock options. This tax benefit was based on the amount the deduction allowed upon exercise exceeded the expense recognized for financial reporting purposes. This additional tax benefit of $1.9 million was included in additional paid-in capital for financial reporting purposes.
     The Company measures the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Company did not grant stock options in the first quarter of 2006. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $8.38. The following assumptions were used in arriving at the fair value of options granted during the three months ended March 31, 2005: expected life of 3.0 years; expected volatility factor of 50.8%; risk-free interest rate of 3.834%; and dividend yield of 1.8%. In 2005, the dividend yield was based on expected future dividend actions; volatility was based on historical experience; and expected life was based on estimates of exercise behavior. The range used for risk-free interest rates was 3.30% to 4.18%.
     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $400,000 and $4.0 million, respectively. As of March 31, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options.
     Set forth below is a summary of stock option transactions:

		1987 Stock Option Plan
		Average
		Option	Aggregate	Remaining
	Number of	Price per	Intrinsic	Contractual
	Shares	Share($)	Value($)	Term
Outstanding options at December 31, 2005	624,481	23.86
Granted	0	0
Expired	0	0
Cancelled	(1,000)	13.25
Exercised	(14,200)	8.05

Outstanding options at March 31, 2006	609.281	24.24

Options exercisable at March 31, 2006	179,995	17.61	3.5 million	2.2 years
Options expected to vest	609,281	24.24	7.8 million	3.3 years
     In connection with the merger with affiliates of a group of private equity firms that was completed on April 5, 2006 (see Note A – Merger Completed), each outstanding option to purchase shares of HealthMarkets common stock granted under the 1987 Plan became fully vested, and (except with respect to 360,030 options granted under the 1987 Plan that were held by certain executive officers and converted into options to acquire shares of Class A-1 common stock) each option granted under the 1987 Plan was cancelled and converted into the right to receive a payment (subject to any applicable withholding taxes) equal to the difference between $37.00 and the exercise price for the option. Upon completion of the merger, the Company settled options with an intrinsic value of $4.4 million and, in the quarter ended June 30, 2006, the Company will recognize option expense in the amount $2.3 million as a result of the acceleration of vesting attributable to the merger.
Restricted Stock Grants
     The Company can grant restricted stock to employees under various restricted stock plans. The Company is authorized by the various restricted stock plans to issue 500,000 shares of unissued or treasury shares under the plans. The Company did not award restricted stock grants in 2005 or in the three months ended March 31, 2006. At March 31, 2006, the Company had 14,000 restricted stock awards outstanding. Until the lapse of certain restrictions generally extending over a two-year period, all of such shares were subject to forfeiture if a grantee ceased to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock are no longer subject to forfeiture. For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense associated with these awards in the amount of $19,000 and $64,000, respectively. For the three months ended March 31, 2006 and 2005, the Company recognized associated tax benefits in the amount of $7,000 and $22,000, respectively. The Company did not modify any restricted stock award in 2006 or 2005.
     The fair value of each restricted stock award is the market price of the Company’s stock on the date of grant. As of March 31, 2006, there was $65,000 of unrecognized compensation cost related to the non-vested restricted stock awards.
     The range used for risk-free interest rates was 3.30% to 4.18%.

		Weighted-
		Average
	Number of	Grant-Date	Intrinsic
Restricted Stock Awards	Shares	Fair Value($)	Value ($)
Outstanding awards at December 31, 2005	14,000	121,000
Granted	0
Vested	0
Forfeited	0

Outstanding awards at March 31, 2006	14,000	121,000	518,000

Awards expected to vest	14,000	121,000	518,000
     In connection with the merger with affiliates of a group of private equity firms that was completed on April 5, 2006 (see Note A), all applicable forfeiture provisions of the outstanding restricted shares lapsed, to the extent not already lapsed, and each holder of restricted shares received cash in the amount of $37.00 per share. In the quarter ended June 30, 2006, the Company will recognize $65,000 in expense as a result of the acceleration of vesting of restricted stock attributable to the merger.
Other Compensation Plans
     In August 2002, the Company established an incentive program (the “BOB II Program”), pursuant to which the Company agreed to distribute to “eligible participants” on August 15, 2006, in cash an aggregate of the dollar equivalent value of 200,000 HealthMarkets shares. Eligible participants in the BOB II Program consisted of full-time employees of HealthMarkets and its subsidiaries and independent agents associated with HealthMarkets’ insurance subsidiaries who were employed by or contracted with HealthMarkets, as the case may be, at the close of business on August 15, 2002 and who remain employed by or contracted with HealthMarkets at the close of business on August 15, 2006. In accordance with the BOB II Program, each eligible participant is entitled to receive his or her portion of the aggregate cash payment determined by reference to a formula based on, among other things, such eligible participant’s tenure with HealthMarkets and level of compensation.
     For financial reporting purposes, HealthMarkets will incur compensation expense associated with the BOB II Program over the four-year vesting period, which expense includes adjustments due to periodic changes in the value of the Company’s common stock. The Company has established a corresponding liability associated with the future benefits payable under the BOB II Program. At March 31, 2006 and 2005, the Company’s liability for future benefits payable under this plan was $6.9 million and $3.3 million, respectively. For the three months ended March 31, 2006, and 2005, the Company recorded compensation expense (benefit) associated with the BOB II Program in the amount of $736,000 and $(793,000), respectively.
     The terms of the merger with affiliates of a group of private equity firms that was completed on April 5, 2006 (see Note A) provide that each eligible participant in the BOB II Program will receive, at the time the share equivalent credit would have otherwise become fully vested and non-forfeitable in accordance with the terms of the BOB II Plan, an amount (subject to any applicable withholding tax) in cash equal to the number of share equivalents subject to such awards held by such participant multiplied by $37.00 per share.
     During 2004, the Company established other incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 250,000 shares of HealthMarkets common stock will be distributed to eligible employees in each of 2005, 2006, 2007 and 2008. At March 31, 2006 and 2005, the Company’s liability for future benefits payable under these plans was $3.8 million and $2.4 million, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense associated with these plans in the amount of $646,000 and $(78,000), respectively. For the three months ended March 31, 2006 and 2005, payments were made to participants under the plans in the amount of $926,000 million and $794,000, respectively.
     During 2005, the Company established incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 30,000 shares of HealthMarkets common stock will be distributed to eligible employees in 2005, 2006, 2007 and 2008. At March 31, 2005, the Company’s liability for future benefits payable under these plans was $376,000. For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense associated with these plans in the amount of $75,000 and $-0-, respectively. During 2005, payments were made to participants under the plan in the amount of $270,000.
     During 2006, the Company established incentive plans for the benefit of certain employees, pursuant to which 25% of the cash equivalent value of 100,000 shares of HealthMarkets common stock will be distributed to eligible employees in 2007, 2008, 2009 and 2010. At March 31, 2006, the Company’s liability for future benefits payable under this plan was $161,000. For the three months ended March 31, 2006, the Company recorded compensation expense associated with these plans in the amount of $161,000.

     For the three months ended March 31, 2006 and 2005, the Company recognized tax benefit (expense) on the other stock based compensation plans in the amount of $566,000 and ($305,000).
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, interest expense on corporate debt, merger transaction expenses and variable stock-based compensation).
     On April 5, 2006, HealthMarkets completed its previously announced merger providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. As a result of the merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.
     In the transaction, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, and the proceeds of $100.0 million of trust preferred securities issued in a private placement.
     The Company has accounted for the merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company will be maintained. In connection with the merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company. See Note H of Notes to Condensed Financial Statements.
     On April 17, 2006, HealthMarkets changed its corporate name from UICI to HealthMarkets, Inc.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2006 and 2005:

	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$442,550	$475,929	(7.0)%
Life premiums and other considerations	16,139	14,736	9.5%

Total premium	458,689	490,665	(6.5)%
Investment income	27,158	22,668	19.8%
Other income	25,133	26,551	(5.3)%
Gains (losses) on sale of investments	2,175	(492)	NM

Total revenues	513,155	539,392	(4.9)%
Benefits and Expenses Benefits, claims, and settlement expenses	272,725	277,619	(1.8)%
Underwriting, policy acquisition costs, and insurance expenses	149,846	163,656	(8.4)%
Stock appreciation expense (benefit)	240	(3,219)	NM
Other expenses	24,539	19,043	28.9%
Interest expense	1,780	1,214	46.6%

Total expenses	449,130	458,313	(2.0)%

Income from continuing operations before income taxes	64,025	81,079	(21.0)%
Federal income taxes	21,565	28,421	(24.1)%

Income from continuing operations	42,460	52,658	(19.4)%
Income (loss) from discontinued operations (net of income tax)	661	(986)	NM

Net income	$43,121	$51,672	(16.5)%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$363,369	$390,928
Student Insurance Division	65,099	75,542
Star HRG Division	38,485	38,369
Life Insurance Division	22,059	20,136
Other Insurance	9,867	7,771

Total Insurance	498,879	532,746

Other Key Factors	14,555	6,940
Intersegment eliminations	(279)	(294)

Total revenues from continuing operations	$513,155	$539,392

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$52,584	$70,271
Student Insurance Division	4,665	1,454
Star HRG Division	1,648	965
Life Insurance Division	381	2,035
Other Insurance	1,721	2,952

Total Insurance	60,999	77,677
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	3,928	183
Merger transaction costs	(662)	—
Variable stock-based compensation benefit (expense)	(240)	3,219

	3,026	3,402

Total income from continuing operations before federal income taxes	$64,025	$81,079

     HealthMarkets’ results of operations for the three months ended March 31, 2006 were particularly impacted by the following factors:

Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three months ended March 31, 2006 and 2005:

	Self-Employed Agency Division
	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
		(Dollars in thousands)
Revenue:
Earned premium revenue	$331,765	$357,083	(7.1)%
Investment income (1)	7,910	8,395	(5.8)%
Other income	23,694	25,450	(6.9)%

Total revenues	363,369	390,928	(7.0)%
Expenses:
Benefit expenses	186,483	186,024	0.2%
Underwriting and policy acquisition expenses (1)	109,299	121,146	(9.8)%
Other expenses	15,003	13,487	11.2%

Total expenses	310,785	320,657	(3.1)%

Operating income	$52,584	$70,271	(25.2)%

Other operating data:
Loss ratio (2)	56.2%	52.1%
Expense ratio (3)	33.0%	33.9%

Combined ratio	89.2%	86.0%

Average number of writing agents in period	2,191	2,324
Submitted annualized volume (4)	$213,220	$213,992

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     For the three month period ended March 31, 2006, the SEA Division reported operating income of $52.6 million, compared to operating income of $70.3 million in the corresponding 2005 period. The decrease in operating income in the three-month period ended March 31, 2006 was primarily due to a 7.1% decrease in earned premium and an increase in the loss ratio (from 52.1% in the 2005 three-month period to 56.2% in the 2006 three-month period). The loss ratio in the first quarter of 2005 included the effects of a $7.6 million reduction to the claim liability attributable to a refinement of the estimate of the unpaid claim liability established with respect to a product rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products.
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three months ended March 31, 2006 was 15.8%, compared to 19.7% in the corresponding 2005 period. The significant decrease in operating margin in the three months ended March 31, 2006 compared to the operating margin in the year-earlier period was attributable primarily to the period-over-period increase in the loss ratio.
     In the first quarter of 2006, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased slightly, to $213.2 million in the first quarter of 2006 from $214.0 million for the first quarter of 2005. The period-over-period decrease in submitted annualized premium volume can be attributed primarily to a reduction in the average number of writing agents in the field (from 2,324 in the first quarter of 2005 to 2,191 in the first quarter of 2006).
     In response to the decline in submitted annualized premium volume experienced in 2005, at the end of 2005 the SEA Division commenced several new initiatives designed to increase the average number of writing agents and agent productivity. These initiatives included the creation of commission incentives designed to recognize outstanding sales performance and a significant redesign of the unit’s health insurance products. For the first quarter of 2006, the average number of writing agents per week has increased approximately 20% over the average number of writing agents per week for the fourth quarter of 2005. In addition, through the first quarter of 2006, the productivity of our writing agents (measured as the number of submitted health applications per writing agent) has increased approximately 8.7% over productivity in the corresponding period of 2005.
Student Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three months ended March 31, 2006 and 2005:

	Student Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
		(Dollars in thousands)
Revenue:
Earned premium revenue	$63,159	$73,355	(13.9)%
Investment income (1)	1,510	1,872	(19.3)%
Other income	430	315	36.5%

Total revenues	65,099	75,542	(13.8)%
Expenses:
Benefit expenses	44,377	55,682	(20.3)%
Underwriting and policy acquisition expenses (1)	16,057	18,406	(12.8)%

Total expenses	60,434	74,088	(18.4)%

Operating income	$4,665	$1,454	220.8%

Other operating data:
Loss ratio (2)	70.3%	75.9%
Expense ratio (3)	25.4%	25.1%

Combined ratio	95.7%	101.0%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating income of $4.7 million in the three months ended March 31, 2006, compared to operating income of $1.5 million in the corresponding 2005 period. The improved results at the Student Insurance Division in the 2006 three-month period reflected a significant decrease in the loss ratio, from 75.9% in the first quarter of 2005 period to 70.3% in the first quarter of 2006. The decrease in the loss ratio and the decrease in earned premium (from $73.4 million in the first quarter of 2005 to $63.2 million in the first quarter of 2006) were due primarily to the non-renewal of certain underperforming accounts which had high loss ratios in 2005.
     Offsetting the improvement in the medical loss ratio, in the three months ended March 31, 2006, administrative expenses increased slightly as a percentage of earned premium, as fixed administrative costs were spread over a lower premium base. This impact was somewhat offset by a decrease in the effective commission rate due to a reduction in commission rates for internal and external agents and the discontinuation of the short-term business, with which are associated higher commission rates.

     Star HRG Division
     Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three months ended March 31, 2006 and 2005:

	Star HRG Division
	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
		(Dollars in thousands)
Revenue:
Earned premium revenue	$38,025	$37,766	0.7%
Investment income (1)	186	180	3.3%
Other income	274	423	(35.2)%

Total revenues	38,485	38,369	0.3%
Expenses:
Benefit expenses	24,790	23,502	5.5%
Underwriting and policy acquisition expenses (1)	12,047	13,902	(13.3)%

Total expenses	36,837	37,404	(1.5)%

Operating income	$1,648	$965	70.8%

Other operating data:
Loss ratio (2)	65.2%	62.2%
Expense ratio (3)	31.7%	36.8%

Combined ratio	96.9%	99.0%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for the three months ended March 31, 2006 in the amount of $1.6 million, compared to operating income of $965,000 in the corresponding 2005 period. The improved operating results were due primarily to a 13.3% period-over-period decrease in administrative expense, reflecting the effects of actions taken in the fourth quarter of 2005 to reduce overall administrative costs. Administrative expense as a percentage of premium decreased to 31.7% in the first quarter of 2006 compared to 36.8% in the first quarter of 2005.
     The loss ratio associated with the Star HRG business increased in the first quarter of 2006 to 65.2% from 62.2% in the first quarter of 2005. The increase in the loss ratio was primarily due to better-than-expected claims experience in the first quarter of 2005.
     Earned premium revenue at the Star HRG Division was $38.0 million, in the three months ended March 31, 2006 compared to $37.8 million in the 2005 period.
     Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended March 31, 2006 and 2005:

	Life Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
		(Dollars in thousands)
Revenue:
Earned premium revenue	$16,201	$14,830	9.2%
Investment income (1)	5,085	5,060	0.5%
Other income	773	246	214.2%

Total revenues	22,059	20,136	9.6%

	Life Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
		(Dollars in thousands)
Expenses:
Benefit expenses	11,882	10,367	14.6%
Underwriting and acquisition expenses (1)	9,796	7,734	26.7%

Total expenses	21,678	18,101	19.8%

Operating income	$381	$2,035	(81.3)%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three months ended March 31, 2006 of $381,000, compared to operating income of $2.0 million in the corresponding 2005 period. The 2006 period-over-2005 period decrease in operating income was primarily attributable to an increase in death claims during the quarter and an increase in administrative expenses due to increased staffing for control, compliance, regulatory, security and technology positions.
     In the three months ended March 31, 2006, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $5.7 million, compared to $8.6 million, in the corresponding 2005 period. Annualized paid premium volume for the quarter was negatively impacted by the introduction of redesigned products which are expected to improve return on capital to desired levels and by service issues associated with an outside vendor that assisted with gathering key underwriting information.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items.
     The Other Key Factors segment reported operating income of $3.0 million in the three months ended March 31, 2006, compared to operating income of $3.4 million in the corresponding 2005 period.
     The 2006 quarter-over-2005 quarter decrease in operating income in the Other Key Factors segment was primarily attributable to a $4.6 million increase in unallocated corporate overhead, which included expenses incurred of $662,000 in connection with the previously-announced acquisition of HealthMarkets by a group of private equity investors and a $3.5 million increase in variable non-cash stock-based compensation expense associated with the various stock accumulation plans established by the Company for the benefit of its independent agents. These factors negatively impacting operating income were partially offset by a $5.1 million increase in investment income on equity and a $2.7 million increase in net realized gains.
     The increase in unallocated expenses of $4.6 million included certain expenses incurred with the Company’s name change to HealthMarkets and certain expenses incurred with the merger transaction.
Discontinued Operations
     In the three months ended March 31, 2006 the Company reported income from discontinued operations in the amount of $661,000, net of tax ($0.01 per diluted share), compared to losses from discontinued operations of $(986,000), net of tax ($(0.02) per diluted share), in the corresponding 2005 period.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the three months ended March 31, 2006, net cash provided by operations totaled approximately $86.3 million, compared to $83.7 million in the corresponding period of 2005.
     HealthMarkets is a holding company, the principal assets of which are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The laws governing the Company’s insurance subsidiaries restrict dividends paid by the Company’s domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company’s liquidity and capital resources.
     At March 31, 2006 and December 31, 2005, HealthMarkets at the holding company level held cash and cash equivalents in the amount of $161.5 million and $151.4 million, respectively. During the quarter ended March 31, 2006, the Company utilized cash in the amount of approximately $1.3 million for professional fees and expenses associated with the merger providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2006 (through March 31, 2006), the Company’s domestic insurance subsidiaries declared dividends to the holding company in the amount of $90.2 million. The dividends were paid on April 3, 2006. The remaining amount of ordinary dividends in calendar year 2006 which could be paid by the Company’s domestic insurance companies to the parent company is approximately $123.1 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.
     At each of March 31, 2006 and December 31, 2005, the Company at the holding company level had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million. See Note A of Notes to Condensed Consolidated Financial Statements for a discussion of indebtedness incurred in connection with the merger (which closed on April 5, 2006) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners.
Contractual Obligations and Off Balance Sheet Obligations
     There has been no material change to the Company’s contractual obligations or off balance sheet arrangements (which consist solely of commitments to fund student loans generated by its former College Fund Life Division and letters of credit) as described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Stock Repurchase Plan
     Under its previously announced stock repurchase program, the Company is authorized to repurchase up to 5,500,000 shares of HealthMarkets common stock from time to time in open market or private transactions. The Company had purchased under the program an aggregate of 4,881,900 shares (at an aggregate cost of $71.2 million; average cost per share of $14.58), of which 310,900 shares (at an aggregate cost of $7.0 million; average cost per share of $22.66) were purchased during 2005. The Company did not purchase any additional shares related to the repurchase plan in 2006 through the date of the merger.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”
Privacy Initiatives
     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

     Reference is made to the discussion of these and other risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2006. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, all of which are described in Note E of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005 under the caption “Item 3 — Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note E to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 4 —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a Special Meeting of Stockholders held on March 29, 2006, the stockholders of the Company voted to approve and adopt the Agreement and Plan of Merger, dated as of September 15, 2005 (the “Merger Agreement”), by and among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Premium Acquisition,

Inc., Mulberry Acquisition, Inc., DLJMB IV First Merger Co Acquisition Inc. and HealthMarkets. The proposal to adopt the Merger Agreement received the following votes:

Votes to approve the Merger Agreement	38,843,626

Votes against approval of the Merger Agreement	125,332

Abstentions	76,547

Broker non-votes	-0-
ITEM 6 – EXHIBITS
(a) Exhibits.

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of September 15, 2005, by and among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Premium Acquisition, Inc., Mulberry Acquisition, Inc., DLJMB IV First Merger Co Acquisition, Inc., and HealthMarkets (incorporated by reference to Exhibit 2.1 to UICI’s Registration Statement on Form S-4 filed on January 20, 2006.

3.1	Certificate of Amendment to Certificate of Incorporation of HealthMarkets as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the current report on Form 8K filed on April 17, 2006)

3.2	By-Laws of HealthMarkets (incorporated by reference to Exhibit 2 to HealthMarkets’ Registration Statement on Form 8-A dated April 5, 2006)

4.1	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I) filed as exhibit 4.1 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

4.2	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II) filed as exhibit 4.1 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

4.3	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I) filed as exhibit 4.3 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

4.4	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II) filed as exhibit 4.4 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

4.5	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I) filed as exhibit 4.5 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

4.6	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II) filed as exhibit 4.6 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

10.1	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and William J. Gedwed filed as exhibit 10.1 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

Exhibit
No.	Description
10.3	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and Phillip J. Myhra filed as exhibit 10.2 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.4	Employment Agreement, dated as of April 4, 2006, by and between HealthMarkets and Troy A. McQuagge filed as exhibit 10.3 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.5	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and William Truxal filed as exhibit 10.4 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.6	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and Mark Hauptman filed as exhibit 10.5 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.7	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and Timothy L. Cook filed as exhibit 10.6 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.8	Employment Agreement dated as of April 4, 2006, by and between HealthMarkets and James N. Plato filed as exhibit 10.7 to the current report on Form 10K dated April 4, 2006, File No. 001-14953 and incorporated by reference herein.

10.9	Credit Agreement dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent filed as exhibit 10.1 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

10.10	Stockholders’ Agreement dated as of April 5, 2006, by and among HealthMarkets and certain stockholders named therein incorporated by reference to Exhibit 4.1 to HealthMarkets’ Post-Effective Amendment No. 1 to Registration Statement on Form S-8 for the HealthMarkets Restated and Amended 1987 Stock Option Plan filed on April 6, 2006.

10.11	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006,, by and among HealthMarkets and certain stockholders named therein filed as exhibit 10.3 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

10.12	Purchase Agreement dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association filed as exhibit 10.4 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

10.13	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd. therein filed as exhibit 10.5 to the current report on Form 8K dated April 5, 2006, File No. 001-14953 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of HealthMarkets, Inc. and by Mark D. Hauptman, Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthMarkets, Inc.
(Registrant)

Date: May 9, 2006	/s/ William J. Gedwed
William J. Gedwed, Chairman of the Board,
President, Chief Executive Officer and Director

Date: May 9, 2006	/s/ Mark D. Hauptman
Mark D. Hauptman, Vice President, Chief
Accounting Officer and Chief Financial Officer