Form 10-Q
period 2006-06-30
HealthMarkets, Inc.
filed 2006-08-09
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.
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
N/A
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES  ☐     NO  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 31, 2006 the registrant had 26,838,724 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,969,656 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

INDEX
HEALTHMARKETS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2006—$1,456,133; 2005—$1,496,340)	$1,405,524	$1,484,465
Equity securities, at fair value (cost: 2006—$1,757; 2005—$1,508)	1,697	1,347
Policy loans	14,825	16,325
Short-term and other investments	190,208	275,787

Total Investments	1,612,254	1,777,924
Cash and cash equivalents	—	—
Student loans	107,474	109,808
Restricted cash	20,285	22,517
Investment income due and accrued	25,007	24,263
Due premiums	12,394	39,441
Reinsurance receivables	23,314	23,976
Agents’ and other receivables	38,637	31,430
Deferred acquisition costs	134,539	131,120
Property and equipment, net	67,061	71,407
Goodwill and other intangible assets	88,504	41,748
Recoverable federal income taxes	12,339	13,148
Deferred federal income tax assets	43,231	12,102
Assets held for sale	57,546	60,044
Other assets	55,171	12,602

	$2,297,756	$2,371,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$447,557	$447,992
Claims	518,372	541,302
Unearned premiums	109,828	155,285
Other policy liabilities	12,132	12,881
Accounts payable and accrued expenses	46,020	53,682
Cash overdraft	2,041	3,736
Other liabilities	111,351	115,624
Debt	617,320	15,470
Student loan credit facility	125,600	130,900
Liabilities held for sale	17,128	17,292
Net liabilities of discontinued operations	5,797	6,285

	2,013,146	1,500,449

Commitments and Contingencies (Note G)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	298	476
Additional paid-in capital	6,622	212,331
Accumulated other comprehensive loss	(31,308)	(7,823)
Retained earnings	311,101	697,243
Treasury stock, at cost	(2,103)	(31,146)

	284,610	871,081

	$2,297,756	$2,371,530

NOTE: The balance sheet data as of December 31, 2005 have been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE
Premiums:
Health	$448,480	$477,590	$891,030	$953,520
Life premiums and other considerations	16,341	14,705	32,480	29,441

	464,821	492,295	923,510	982,961
Investment income	24,155	24,307	51,313	46,975
Other income	26,201	27,314	51,334	53,864
Gains on sales of investments	366	1,992	2,541	1,499

	515,543	545,908	1,028,698	1,085,299
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	255,797	289,883	528,522	567,502
Underwriting, acquisition, and insurance expenses	150,758	154,386	300,604	318,042
Stock appreciation expense (benefit)	490	2,009	730	(1,210)
Other expenses	77,872	18,650	102,411	37,692
Interest expense	12,558	1,466	14,338	2,680

	497,475	466,394	946,605	924,706

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,068	79,514	82,093	160,593
Federal income taxes	9,567	27,372	31,132	55,793

INCOME FROM CONTINUING OPERATIONS	8,501	52,142	50,961	104,800

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax (benefit) expense of $(19,725) and $51 in the three months ended June 30, 2006 and 2005, respectively, and $(20,568) and $1,867 in the six months ended June 30, 2006 and 2005, respectively)	19,701	173	20,362	(813)

NET INCOME	$28,202	$52,315	$71,323	$103,987

Earnings (loss) per share:
Basic
Income from continuing operations	$0.25	$1.13	$1.29	$2.27
Income (loss) from discontinued operations	0.58	0.00	0.52	(0.02)

Net income	$0.83	$1.13	$1.81	$2.25

Diluted
Income from continuing operations	$0.24	$1.11	$1.27	$2.22
Income (loss) from discontinued operations	0.57	0.00	0.51	(0.02)

Net income	$0.81	$1.11	$1.78	$2.20

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$28,202	$52,315	$71,323	$103,987

Other comprehensive income (loss):
Unrealized gains (losses) on securities and hedging activities:
Unrealized holding gains (losses) arising during period	(14,544)	22,298	(36,623)	(6,529)
Reclassification adjustment for gains included in net income	504	1,506	492	1,506

Other comprehensive income (loss) before tax	(14,040)	23,804	(36,131)	(5,023)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(4,913)	8,332	(12,646)	(1,758)

Other comprehensive income (loss) net of tax provision (benefit)	(9,127)	15,472	(23,485)	(3,265)

Comprehensive income	$19,075	$67,787	$47,838	$100,722

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$71,323	$103,987
(Income) loss from discontinued operations	(20,362)	813
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(2,541)	(1,499)
Change in accrued investment income	(3,045)	(3,076)
Change in due premiums	27,047	51,100
Change in reinsurance receivables	662	2,667
Change in other receivables	80	3,904
Change in federal income tax payable	809	8,145
Change in deferred acquisition costs	(3,419)	(8,138)
Depreciation and amortization	10,820	12,001
Change in deferred income tax asset	(18,483)	(360)
Change in policy liabilities	(64,952)	(83,532)
Change in other liabilities and accrued expenses	4,461	(1,323)
Stock appreciation expense (benefit)	730	(1,210)
Other items, net	1,665	(1,357)

Cash Provided by continuing operations	4,795	82,122
Cash Provided by (Used in) discontinued operations	19,874	(1,500)

Net cash Provided by operating activities	24,669	80,622

Investing Activities
Decrease (increase) in investment assets	127,401	(37,172)
Decrease in student loans	4,010	3,261
Decrease (increase) in restricted cash	2,232	(3,082)
Additions to property and equipment	(5,955)	(4,657)
Intangible asset acquired	(47,500)	—
Increase in agents’ receivables	(7,925)	(6,844)
Decrease (increase) in assets and liabilities held for sale	2,334	(294)

Cash Provided by (Used in) in continuing operations	74,597	(48,788)
Cash Provided by discontinued operations	—	—

Net cash Provided by (Used in) investing activities	74,597	(48,788)

Financing Activities
Increase in investment products	(4,618)	(1,956)
Repayment of student loan credit facility	(5,300)	—
Debt proceeds	603,100	—
Repayment of debt	(1,250)	—
Exercise of stock options	118	2,488
Purchase of treasury stock	(1,615,276)	(11,514)
Dividends paid to shareholders	—	(23,173)
Change in cash overdraft	(1,695)	2,278
Capitalized debt issuance costs	(32,539)	—
Equity costs related to Merger	(31,650)	—
Stock-based compensation tax benefit	1,289	—
Contributions from private equity investors	985,000	—
Other	3,555	43

Cash Used in continuing operations	(99,266)	(31,834)
Cash Provided by discontinued operations	—	—

Net Cash Used in financing activities	(99,266)	(31,834)

Net change in Cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period in continuing operations	$—	$—

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
NOTE A – MERGER COMPLETED
     On April 5, 2006, HealthMarkets, Inc. (formerly UICI, see Note B) (the “Company” or “HealthMarkets”) completed its previously announced merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.
     In the transaction, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, and the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million. See Note D.
     The Company has accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company will be maintained. In connection with the Merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC (“HealthMarkets LLC”), a direct wholly-owned subsidiary of the Company.
     During the three months ended June 30, 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the period (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note D.
NOTE B – CORPORATE NAME CHANGE
     On April 17, 2006, the Company changed its corporate name from UICI to HealthMarkets, Inc. All references in this Quarterly Report on Form 10-Q give effect to such name change.
NOTE C – BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income

Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. The Interpretation applies to all tax positions and will be effective for the Company beginning in fiscal year 2007. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. The Company does not contemplate any adjustments and, accordingly, does not believe the adoption of this Interpretation will have a material effect upon its financial condition or results of operations.
     In 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, for implementation in the first quarter of 2007. The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract. The Company expects to implement the SOP for contract changes beginning in the first quarter of 2007 with no material effects to the financial statements at implementation.
     In May 2005, FASB issued Statement 154 Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006. The Company does not contemplate any accounting changes or error corrections and accordingly, does not believe the adoption of this statement will have a material effect upon its financial condition or results of operations.
     The Company adopted FASB Statement 123R (revised 2004), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Under this transition method, compensation cost related to unvested awards as of the effective date are recognized over the remaining vesting period of the options as calculated for pro forma disclosure or as previously calculated under Statement 123. Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. For the three and six-months ended June 30, 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $19,000 and $27,000, respectively.
     The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net income as reported	$52,315	$103,987
Add stock-based employee compensation expense included in reported net income, net of tax	165	215
Deduct total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(175)	(230)

Pro forma net income	$52,305	$103,972

Earnings per share — Basic:
Basic-as reported	$1.13	$2.25

Basic-pro forma	$1.13	$2.25

Earnings per share — Diluted:
Diluted-as reported	$1.11	$2.20

Diluted-pro forma	$1.11	$2.20

NOTE D – DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At June 30, 2006, the Company had an aggregate of $498.7 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The Company has not drawn on the $75.0 million revolving credit facility. During the three months ended June 30, 2006, the Company made principal payments in the aggregate of $1.250 million on the term loan facility.
     The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan will amortize in nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets LLC’s interest in substantially all of its subsidiaries, including the capital stock of The MEGA Life and Health Insurance Company (MEGA), Mid-West National Life Insurance Company of Tennessee (Mid-West) and The Chesapeake Life Insurance Company (Chesapeake).
     On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts) (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to HealthMarkets LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the Trust Securities will be paid at the same interest rates paid on the Notes.
     The Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indentures) of HealthMarkets LLC. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the Trust Preferred Securities. The guarantee is subordinated to the same extent as the Notes.
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
     On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “Notes”). The Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the Notes) of the Company. The Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At June 30, 2006, the Notes bore interest at an annual rate of 8.67%. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the Notes.

     The following table sets forth detail of the Company’s non-student loan debt ( dollars in thousands):

			Interest Expense
	Principal		Three months
	Amount at	Rate at	ended	Six months ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
UICI Capital Trust I	$15,470	8.670%	$331	$641
Term Loan credit facility	498,750	6.028%	7,316	7,316
HealthMarkets Capital Trust I	51,550	8.379%	1,031	1,031
HealthMarkets Capital Trust II	51,550	8.367%	998	998
$75 Million Revolver (Non-Use Fee)			40	40
Amortization of financing fees – as set forth below			1,262	1,283

Total	$617,320		$10,978	$11,309

     Set forth below is the supplemental calculation of the amortization of financing fees included in interest expense associated with the Company’s non-student loan debt (dollars in thousands):

			Amortization Expense
			Three months
			ended	Six months ended
	Amount	Life (years)	June, 30 2006	June 30, 2006
UICI Capital Trust I	$240	5	$21	$42
Term loan credit facility	22,553	6	846	846
HealthMarkets Capital Trust I	2,871	5	119	119
HealthMarkets Capital Trust II	2,871	5	118	118
$75 Million Revolver (Non-Use Fee)	3,003	5	158	158

Total	$31,538		$1,262	$1,283

     Principal payments required for the Company’s non-student loan debt for the remainder of 2006 and each of the next five years and thereafter are as follows (in thousands):

Remainder of 2006	$2,500
2007	5,000
2008	5,000
2009	5,000
2010	5,000
2011	5,000
2012 and thereafter	589,820

$617,320

     Management uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows. The derivative instrument used by the Company to protect against such risk is the interest rate swap. The Company accounts for its interest rate swaps in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities.
     As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract in which the Company has an unrealized gain fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings.
     For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Unrealized gains (losses) on securities and hedging activities” in determining “other comprehensive income” in the Company’s Consolidated Statement of Comprehensive Income and is recognized in the income statement when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.
     If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations.
     At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.7 million, which is reflected under the caption “Additional paid in capital” on the Company’s Consolidated Balance Sheet. The Company established the hedging relationship on April 11, 2006 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan.
     The Company will present the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated balance sheet. The Company will assess on a quarterly basis the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness will be recorded in “Other investment income” on its consolidated income statement. During the quarter ended June 30, 2006, the Company did not incur any gains or losses related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness. At June 30, 2006, accumulated other comprehensive income included a deferred after-tax net gain of $1.6 million related to the interest rate swaps.
     NOTE E – EQUITY
     On April 5, 2006, HealthMarkets completed its previously announced Merger, in which holders of record of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million.
     At the effective date of the Merger, 58,746 of shares of UICI common stock held by members of the Company’s senior management were converted into an equivalent number of Class A-1 common shares of HealthMarkets, Inc., and 3,003,846 shares of UICI common stock held by the Company’s agents were exchanged for an equivalent number of shares of HealthMarkets, Inc. Class A-2 common stock. In addition, in connection with the Merger, 110,612 shares of Class A-1 common stock were issued to certain members of management. The Company issued 26,621,622 of Class A-1 common shares of HealthMarkets, Inc. to the designated affiliates of the group of private equity investors as consideration for the private equity investors’ $985.0 million contribution to equity.

     Shares of the Company’s Class A-2 common stock may be held solely by the Company’s agents in accordance with the terms of the Company’s agent stock accumulation plans. The rights and terms of the Class A-2 common stock are otherwise similar to the rights and terms of the Class A-1 common stock except for certain transfer restrictions. All holders of the Company’s Class A-1 common stock are parties to a Stockholders Agreement, governing certain rights and obligations of such holders.
     The Company has accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company will be maintained.
     The following table sets forth below the rollforward of stockholders’ equity from March 31, 2006 to June 30, 2006 (in thousands):

Stockholders’
Equity
Historical stockholders’ equity at March 31, 2006	$917,600
Equity contributions from private equity investors	985,000
Purchase of common stock held by public shareholders	(1,611,618)
Net income for the quarter ended June 30, 2006	28,202
Change in unrealized losses	(10,754)
Equity costs related to the Merger	(31,650)
Other items	7,830

Stockholders’ equity at June 30, 2006	$284,610

     In connection with the repurchase in the Merger of UICI common stock held by the public, the Company’s Additional Paid in Capital account was reduced to a negative $457.5 million, which amount was subsequently reclassified to the Company’s Retained Earnings account.
NOTE F – EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$8,501	$52,142	$50,961	$104,800
Income (loss) from discontinued operations	19,701	173	20,362	(813)

Net income for basic and diluted earnings per share	$28,202	$52,315	$71,323	$103,987

Weighted average shares outstanding — basic earnings per share	33,992	46,187	39,309	46,124
Effect of dilutive securities:
Employee stock options and other shares	717	944	785	1,004

Weighted average shares outstanding — dilutive earnings per share	34,709	47,131	40,094	47,128

Basic earnings per share:
From continuing operations	$0.25	$1.13	$1.29	$2.27
From discontinued operations	0.58	0.00	0.52	(0.02)

Net income	$0.83	$1.13	$1.81	$2.25

Diluted earnings per share:
From continuing operations	$0.24	$1.11	$1.27	$2.22
From discontinued operations	0.57	0.00	0.51	(0.02)

Net income	$0.81	$1.11	$1.78	$2.20

     As of June 30, 2006, 26,811,697 shares of Class A-1 common stock were issued and outstanding and 3,047,056 shares of Class A-2 common stock were issued, of which 2,990,156 shares were outstanding and 56,900 shares were held in treasury.

NOTE G – COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
Blackstone Transaction Litigation
     As previously disclosed, the Company and individual members of its Board of Directors were named as defendants in two purported class action suits challenging the acquisition of the Company by a group of private equity firms led by The Blackstone Group (In Re: UICI Shareholder Litigation, pending in the District Court of Dallas County, Texas, E-101st Judicial District, as Consolidated Cause No. 05-09693, and Scott v. UICI, et al. pending in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2005-7731). The petitions generally challenged the price that was paid in the proposed transaction and the process leading up to the transaction. The petitions generally sought unspecified compensatory monetary damages and injunctive relief to enjoin the transaction.
     On March 14, 2006 and March 20, 2006, the parties executed and delivered separate memoranda of understanding, pursuant to which the parties agreed to fully and finally resolve the case pending in Texas state court and Oklahoma state court, respectively. Pursuant to the memoranda of understanding, the Company agreed to include certain modifications to the disclosure contained in the Prospectus/Proxy Statement, dated February 28, 2006, mailed to shareholders in connection with the consideration of the merger and to not oppose plaintiffs’ application for attorneys’ fees in an aggregate amount not greater than $1.05 million. In addition, The Blackstone Group agreed, in the event the termination fee became payable pursuant to the terms of the merger agreement, to unilaterally waive its right to receive any portion of the termination fee in excess of $50.0 million.
     On June 22, 2006, the parties executed a stipulation and agreement of compromise, settlement and release, incorporating the terms of the memoranda of understanding. Final settlement remains subject to preliminary approval by the Court of the terms of the settlement, notice of settlement to the plaintiff class, and final approval by the Court. There can be no assurance that these conditions will in fact be satisfied. The Company believes that the terms of the settlement will not have a material adverse effect upon the financial condition or results of operations of the Company.
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
Association Group Class Action “Opt Out” Litigation
     As previously disclosed, during 2004 the Company effected a settlement of nationwide class action litigation (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed et al., initially filed in the United States District Court for the Northern District of Mississippi, Eastern Division; and Lacy v. The MEGA Life and Health Insurance Company et al., initially filed in the Superior Court of California, County of Alameda, Case No. RG03-092881, which cases were subsequently transferred to the United States District Court for the Northern District of Texas, Dallas Division (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578)). As part of the nationwide class action settlement process, on August 2, 2004 formal notice of the settlement terms was sent to 1,162,845 prospective class members, of which approximately 2,400 prospective class members (representing less than 0.2% of the class) elected to “opt out” of the settlement. By electing to opt out of the settlement, potential class members (a) elected not to receive the class relief to which class members are otherwise entitled under the terms of the settlement and (b) retained the right to assert claims otherwise released by the class members.
     The Company and MEGA were named as a party defendant in 15 lawsuits brought by plaintiffs represented by a single counsel who purportedly opted out of the class action settlement. Generally, plaintiffs in the cases asserted several causes of action, including breach of contract, breach of fiduciary and trust duties, fraudulent suppression, civil conspiracy, unjust enrichment, fraud, negligence, breach of implied contract to procure insurance, negligence per se, wantonness, conversion, bad faith refusal to pay, and bad faith refusal to investigate.
     At a mediation held on May 31, 2006, HealthMarkets, MEGA and Mid-West agreed, without admitting or denying liability, to finally and fully resolve all of these suits on terms (individually and in the aggregate) that would not have a material adverse effect upon the consolidated financial condition or results of operations of HealthMarkets. The settlement will also include a full release of possible claims against HealthMarkets, MEGA, Mid-West and affiliates on behalf of approximately 160 potential opt out claimants who had not yet filed suit. Final resolution of the cases is subject to negotiation and execution of definitive settlement documentation. The settlement of these cases will not affect other ongoing lawsuits that, as discussed above under the caption “Association Group Litigation,” challenge (among other things) the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products.
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
Regulatory Matters
     On March 22, 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries, MEGA, Mid-West and The Chesapeake Life Insurance Company (“Chesapeake”). The examination commenced in May 2005 and is ongoing. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such multi-state market conduct examinations. HealthMarkets does not currently believe that the multi-state market conduct examination will have a material adverse effect upon its consolidated financial position or results of operations.
NOTE H – SALE OF STAR HRG OPERATIONS
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. Star HRG, based in Phoenix, Arizona, is a provider of voluntary, limited benefit, low-cost health plans and other employee benefits coverage for hourly and part-time workers and their families. As part of the transaction, The MEGA Life and Health Insurance Company and The Chesapeake Life Insurance Company transferred to an insurance affiliate of CIGNA Corporation on a 100% coinsurance basis the entire in-force block of group accident and health business written by MEGA and Chesapeake associated with the Star HRG business. In accordance with the terms of separate administrative services agreements, a unit of CIGNA Corporation has agreed to provide all administrative services, in the name of and on behalf of MEGA and Chesapeake, with respect to the in-force block of Star HRG business. In connection with the sale of the Star HRG unit, the Company expects to record, in the third quarter of 2006, a pre-tax gain in the amount of approximately $100.0 million. The Company has classified the assets and liabilities of its Star HRG unit as held for sale on its Consolidated Condensed Balance Sheet.
NOTE I – SEGMENT INFORMATION
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
     Revenues from continuing operations, income (loss) from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$366,401	$389,334	$729,770	$780,262
Student Insurance Division	70,815	76,692	135,914	152,234
Star HRG Division	37,478	37,358	75,963	75,727
Life Insurance Division	21,769	20,191	43,828	40,327
Other Insurance	9,454	9,638	19,321	17,409

Total Insurance	505,917	533,213	1,004,796	1,065,959

Other Key Factors	9,926	12,862	24,481	19,801
Intersegment Eliminations	(300)	(167)	(579)	(461)

Total revenues from continuing operations	$515,543	$545,908	$1,028,698	$1,085,299

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$76,555	$76,055	$129,139	$146,326
Student Insurance Division	2,544	(4,755)	7,209	(3,301)
Star HRG Division	1,647	444	3,295	1,409
Life Insurance Division	1,775	2,171	2,156	4,206
Other Insurance	1,026	773	2,747	3,725

Total Insurance	83,547	74,688	144,546	152,365
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	(17,632)	6,835	(13,704)	7,018
Merger transaction expenses	(47,357)	—	(48,019)	—
Variable stock-based compensation benefit (expense)	(490)	(2,009)	(730)	1,210

Total Other Key Factors	(65,479)	4,826	(62,453)	8,228

Total income from continuing operations before federal income taxes	$18,068	$79,514	$82,093	$160,593

	June 30,	December 31,
	2006	2005
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$879,381	$842,273
Student Insurance Division	87,106	150,098
Life Insurance Division	521,251	512,682
Other Insurance	23,904	24,064

Total Insurance	1,511,642	1,529,117
Other Key Factors:
General corporate and other	728,568	782,369
Assets held for sale	57,546	60,044

Total assets	$2,297,756	$2,371,530

     The assets allocated to the SEA Division increased from December 31, 2005 to June 30, 2006 by $37.1 million, due primarily to an increase in intangible assets as a result of the execution of a Termination Agreement with Special Investment Risks, Limited. (See Note M). The assets allocated to the Student Insurance Division decreased by $63.0 million primarily as a result of a decrease in invested assets, as well as a decrease in due premium, which decreased as a result of the cyclical nature of the product. The assets held for sale category represents the assets of the Star HRG division that were sold to units of CIGNA Corporation on July 11, 2006.
NOTE J – AGENT STOCK ACCUMULATION PLANS
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America.
     The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The “matching credits” vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts. Share requirements of the Agent Plans may be met from either unissued or treasury shares.
     The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974, and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.
     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the prevailing “fair market value” (as determined by the Company’s Board of Directors) of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share.
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the prevailing valuation of Class A-2 shares on or about the time that unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair market value of Class A-2 shares on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense (1)	$2,986	$1,990	$5,491	$5,308
Other Key Factors variable non-cash stock-based compensation expense (benefit) (2)	490	2,009	730	(1,210)

Total Agent Plan compensation expense	$3,476	$3,999	$6,221	$4,098

(1)	Represents the cost of shares (determined by reference to the prevailing fair value of Class A-2 shares as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of UICI common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense (benefit) associated with the Agent Plans less the cost incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
     At December 31, 2005, the Company had recorded 1,571,952 unvested matching credits associated with the Agent Plans, of which 479,163 vested in January 2006. At June 30, 2006, the Company had recorded 1,238,752 unvested matching credits.
     Effective on April 5, 2006 upon the closing of the Merger, the Agent Plans were amended and restated to afford participants the opportunity to purchase with after-tax dollars shares of the Company’s Class A-2 common stock, which purchases are “matched” with book credits in the form of equivalent Class A-2 shares. Effective upon the closing of the Merger, each share of HealthMarkets common stock then owned by a participant under the Agent Plans was converted into the right to receive one share of the Company’s Class A-2 common stock, and each matching credit then posted to a participant’s account under the Agent Plans then represented an equivalent book credit representing one share of the Company’s Class A-2 common stock.
NOTE K – EMPLOYEE STOCK PLANS
     The Company adopted FASB Statement 123R (revised 2004), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Among other things, Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. For the three and six-months ended June 30, 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $19,000 and $27,000, respectively.
     At June 30, 2006, the Company had various share-based plans for employees and directors, which plans are described below. Amounts recognized in the financial statements and payments made with respect to these plans are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
Amounts included in financial results
Total Cost of Stock Option Plans	$2,519	(a)	$253	$2,853	(a)	$330
Total Cost of Restricted Stock Plan	65	(b)	26	84	(b)	91
Total Cost of Other Stock-Based Plans	1,872	(c)	2,219	3,489	(c)	1,348

Amount charged against income, before tax	4,456		2,498	6,426		1,769
Related tax benefit	(1,560)		(874)	(2,249)		(619)

Net amount included in financial results	$2,896		$1,624	$4,177		$1,150

Payments/Settlements under Plans
Settlement of Stock Options upon Merger	$4,400	(d)	$—	$4,400	(d)	$—
Other Stock-Based Plan payments	$3,191		$740	$4,118		$1,534

(a)	Includes $2.3 million as a result of the acceleration of vesting related to the Merger.

(b)	Includes $65,000 as a result of the acceleration of vesting related to the Merger.

(c)	Includes $1.0 million as a result of the acceleration of vesting related to the Merger.

(d)	Represents the intrinsic value of 249,251 options settled upon change in control resulting from Merger

     Stock Option Plans
1987 Stock Option Plan
     In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company were formerly reserved for issuance upon exercise of options that were granted to officers, key employees, and certain eligible non-employees at an exercise price at least equal to the fair market value at the date of grant. The options granted under the 1987 Plan generally expired five years and 90 days from the date of grant. Options generally vested in 20% annual increments every twelve months, subject to continuing employment, provided that an option vested 100% upon death, permanent disability, or change of control of the Company. All options under the 1987 Plan were exercisable over a five-year period. Share requirements may be met from either unissued or treasury shares.
     In connection with the Merger, each outstanding option to purchase shares of HealthMarkets common stock formerly granted under the 1987 Plan became fully vested, and (except with respect to 360,030 options granted under the 1987 Plan that were held by certain executive officers and converted into 121,976 fully vested options to acquire shares of Class A-1 common stock) each option granted under the 1987 Plan was cancelled and converted into the right to receive a payment (subject to any applicable withholding taxes) equal to the difference between $37.00 and the exercise price for the option.
HealthMarkets 2006 Management Stock Option Plan
     On May 8, 2006, the Board of Directors of HealthMarkets adopted the HealthMarkets 2006 Management Stock Option Plan (the “2006 Plan”), in accordance with which options to purchase up to an aggregate of 1,489,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company or any subsidiary. Such options may be “incentive stock options” intended to qualify under Section 422 of the Internal Revenue Code or non-qualified options. The exercise price for options granted under the 2006 Plan may not be less than 100% of the fair market value of Class A-1 common stock on the date of grant, except that the exercise price of an incentive stock option issued to an employee of the Company or any of its subsidiaries who owns Class A-1 common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be less than 110% of the fair market value on the date of grant. The other terms of options granted under the 2006 Plan may be established at the time of grant by the Board of Directors. Share requirements may be met from either unissued or treasury shares.
     In May and June 2006, non-qualified options to acquire an aggregate of 687,900 shares of Class A-1 common stock were granted under the 2006 Plan to 16 employees. Of the total 687,900 options granted, one-third of the options may be exercised at a price of $37.00 per share (the “Time-Based Options”), one-third of the options may be exercised at a price of $37.00 per share (the “Performance-Based Options”), and one-third of the options (the “Tranche C Options”) may be exercised at a price of (i) $37.00 per share, if the optionee exercises any Tranche C Options prior to the second anniversary of the grant date; (ii) $40.70 per share, if an optionee exercises any Tranche C Options on or after the second anniversary of the grant date but prior to the third anniversary of the grant date; (iii) $44.77 per share, if an optionee exercises the Tranche C Options on or after the third anniversary of the grant date but prior to the fourth anniversary of the grant date; (iv) $49.25 per share, if an optionee exercises any Tranche C Options on or after the fourth anniversary of the grant date but prior to the fifth anniversary of the grant date; and (v) $54.17 per share, if an optionee exercises any Tranche C Options on or after the fifth anniversary of the grant date.
     The Time Based Options vest in 20% increments over five years. The Performance-Based Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years, provided that the Company shall have achieved certain specified performance targets. Any Performance-Based Options as to which an optionee does not earn the right to exercise in any year shall expire and terminate. At June 30, 2006, no performance criteria have been established for the 229,302 Performance-Based Options, and these options are not considered granted for accounting purposes. Tranche C Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years. Time Based Options, Performance-Based Options and Tranche C Options become immediately exercisable upon the occurrence of a “Change in Control” (as defined) if the optionee remains in the continuous employ of the Company or any subsidiary until the date of the consummation of such Change in Control.
     Time Based Options, Performance-Based Options and Tranche C Options expire ten years following the grant date.
     In June 2006, non-qualified options to acquire an aggregate of 10,811 shares of Class A-1 common stock were granted under the 2006 Plan to two non-employee directors. Each of these options has an exercise price of $37.00 per share.

     In June 2006, the Company cancelled and replaced 542,000 non-qualified options that were originally issued in May 2006 to 10 employees in order to meet the performance-based exceptions of otherwise non-deductible executive compensation in excess of $1.0 million. Of the 542,000 options that were cancelled and reissued, 180,668 were Performance-Based Options for which no performance criteria has been, or was previously, established. These 180,668 Performance-Based Options are not considered granted for accounting purposes. The replacement options were granted at an exercise price of $37.00 per share, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant. The replacement options expire 10 years following the grant date. All other terms of the replacement options were equivalent to the terms of the options originally granted in May 2006. The Company will recognize $12,000 incremental compensation expense over the expected life of the replacement options in connection with the cancellation and replacement of the options.
     The Company measures the fair value of the Time-Based and director stock options at the date of grant using a Black-Scholes option pricing model. The Company measures fair value of the Tranche C options using a lattice-based option valuation model. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $11.24 per option and $8.40 per option, respectively. The following assumptions were used in arriving at the fair value of options granted during the six months ended June 30, 2006:

	Six Months Ended June 30,
	2006 (a)	2005 (a)	2006
	Black-Scholes	Black-Scholes	Lattice Model
	Values	Values	Values
Exercise Price	$37.00	$31.00	$37.00 - $54.17
Stock Prices	$37.00	$28.18	$37.00
Expected volatility	N/A	N/A	42.90%-45.07%
Weighted-average volatility	43.43%	50.70%	42.92%
Expected dividends	5.08%	1.78%	5.08%
Expected life (in years)	N/A	N/A	6.96-8.91
Weighted Average Expected life	7.562	3.000	7.87
Risk-free rate	5.16%	3.77%	5.08%-5.33%
Weighted average grant date fair value	$11.54	$8.40	$10.92

(a)	All Black-Scholes values represent weighted averages
     Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of options valued in 2005 was estimated based on historical data. The expected life of the options, valued in 2006 with both the Black-Scholes and the lattice pricing models, was derived from output of a lattice model and represents the period of time that the options are expected to be outstanding. Lattice option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. For 2006, expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. For 2005, expected volatility was derived from the Company’s historical volatility data. The Company utilized historical data to estimate share option exercise and employee departure behavior.
     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $13,000 and $412,000, respectively, compared with $207,000 and $4.2 million during the three and six months ended June 30, 2005. Net cash received on exercise of stock options was $4,000 and $118,000 during the three and six month periods ended June 30, 2006, respectively, compared with $81,000 and $2.5 million during the three and six months ended June 30, 2005. As of June 30, 2006 and 2005, there was $5.0 million of total unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 5.0 years.

     Set forth below is a summary of stock option transactions:

	1987 Stock Option Plan
		Average
		Option	Aggregate	Remaining
	Number of	Price per	Intrinsic	Contractual
	Shares	Share($)	Value($)	Term
Outstanding options at December 31, 2005	624,481	23.86
Granted (a) (c)	121,528	9.25
Expired	—	—
Cancelled (b) (c)	(609,833)	24.23
Exercised	(14,648)	8.08

Outstanding options at June 30, 2006	121,528	9.25	3.4 million	2.7 years

Options exercisable at June 30, 2006	121,528	9.25	3.4 million	2.7 years
Options expected to vest	—

(a)	Represents 121,528 fully vested options to purchase Class A-1 common stock that were issued upon modification of 359,582 previously issued stock options in connection with the Merger.

(b)	Includes 1,000 unvested shares cancelled upon termination of employment, 249,251vested options settled in connection with the Merger, and 359,582 options modified and converted into 121,528 options to purchase Class A-1 common stock in connection with the Merger.

(c)	Excludes 448 options that were converted to options to purchase Class A-1 common stock in connection with the Merger that had no modification to the terms of the options.

	2006 Management Stock Option Plan
		Average
		Option	Aggregate	Remaining
	Number of	Price per	Intrinsic	Contractual
	Shares	Share($)	Value($)	Term
Outstanding options at December 31, 2005	—	—
Granted (a)	830,741	37.00
Expired	—	—
Cancelled (b)	(361,332)	37.00
Exercised	—	—

Outstanding options at June 30, 2006	469,409	37.00	—	9.9 years

Options exercisable at June 30, 2006	—	—	—	—
Options expected to vest	375,527	37.00

(a)	Excludes 229,302 and 180,668 Performance-Based options granted in May 2006 and June 2006, respectively. Performance criteria have not been established with respect to these options and, accordingly, the options are not considered granted for accounting purposes.

(b)	Excludes 180,668 Performance-Based options originally issued in May 2006 that were cancelled and replaced in June 2006. Performance criteria have not been established with respect to these options and, accordingly, the options are not considered granted for accounting purposes.
Restricted Stock Grants
     The Company formerly granted restricted stock to employees under various restricted stock plans. The Company was authorized by the various restricted stock plans to issue up to 500,000 shares of unissued or treasury shares under the plans. Until the lapse of certain restrictions generally extending over a two-year period, all restricted shares were subject to forfeiture if a grantee ceased to provide material services to the Company as an employee for any reason other than death. Upon death or a Change in Control (as defined) of the Company, the shares of restricted stock were no longer subject to forfeiture.

Weighted-
Average
	Number of	Grant-Date	Intrinsic
Restricted Stock Awards	Shares	Fair Value($)	Value ($)
Outstanding awards at December 31, 2005	14,000	121,000
Granted	—	—
Vested	14,000	121,000
Forfeited	—	—

Outstanding awards at June 30, 2006	—	—	—

Awards expected to vest	—	—	—
     In connection with the Merger (see Note A), all applicable forfeiture provisions of the outstanding restricted shares lapsed, to the extent not already lapsed.

Other Compensation Plans
     The Company has in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 394,575 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At June 30, 2006 and December 31, 2005, the Company’s liability for future benefits payable under the programs was $9.9 million and $10.6 million, respectively.
     For the six-months ended June 30, 2006, the Company recognized a tax benefit of $1.3 million on the exercise and settlement of stock options and lapse of restrictions on restricted stock. This tax benefit was based on the amount the allowable deduction on exercises, lapse of restrictions, and settlements of options exceeded the expense recognized for financial reporting purposes. This additional tax benefit of $1.3 million was included in additional paid-in capital for financial reporting purposes and financing activities in the Company’s Consolidated Condensed Statement of Cash Flows.
NOTE L – TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its previously announced Merger and as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners; in particular, Chinh E. Chu and Matthew Kabaker serve as Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Nathaniel Zilkha serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.
     In connection with the closing of the Merger, HealthMarkets entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In accordance with the terms of the Transaction and Monitoring Fee Agreements, HealthMarkets agreed to pay to advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners a one-time transaction fee in the amount of $18.9 million, $6.0 million and $3.0 million, respectively. The Company also paid loan commitment and other fees in the amount of $13.0 million previously incurred by affiliates of The Blackstone Group in connection with the Merger. Of these expenditures, $24.3 million were related to raising equity in the Merger and were reflected as a direct reduction in stockholders’ equity and $16.6 million were capitalized as financing costs attributable to the issuance of the debt in the Merger.
     The advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners have also agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company has agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively, in each case subject to upward adjustment in each year based on the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year. Notwithstanding the foregoing, the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. In accordance with the terms of the Transaction and Monitoring Fee Agreements, the Company has agreed to reimburse the advisory affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners for out-of-pocket expenses incurred in connection with the monitoring services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement.
     At the effective date of Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.7 million, which is reflected in Additional Paid in Capital on the Company’s Consolidated Condensed Balance Sheet.
     In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners have agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman

Sachs Capital Partners and DLJ Merchant Banking Partners will be entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company. In connection with the sale on July 11, 2006 of substantially all of the assets comprising its Star HRG operations, the Company will remit to The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners the amount of $929,000, $381,000 and $190,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.
     Effective June 1, 2006, the Company agreed to participate in a “group purchasing organization” (“GPO”) that acts as the Company’s agent to negotiate with third party vendors the terms upon which the Company will obtain goods and services in various designated categories that are used in the ordinary course of the Company’s business. On behalf of the various participants in its group purchasing program, the GPO extracts from such vendors pricing terms for such goods and service that are believed to be more favorable than participants could obtain for themselves on an individual basis. In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program.
NOTE M – TERMINATION AGREEMENT
     On March 3, 1997, the Company and Special Investment Risks, Limited (“SIR”) entered into a Sale of Assets Agreement (as amended by Amendments Nos. 1, 2, 3 and 4 thereto), effective as of January 1, 1997 (the “Asset Sale Agreement”), providing for the transfer and sale to the Company of substantially all of the equipment, fixed assets and contracts associated with SIR’s former United Group Association, Inc., a general insurance agency. In partial consideration for the transfer and sale made in accordance with the terms of the Asset Sale Agreement, (i) SIR retained the right to receive all commissions on policies marketed and sold by SIR and written prior to January 1, 1997 and (ii), with respect to policies marketed and sold by SIR and written after January 1, 1997, the Company agreed to pay to SIR 120 basis points (1.20%) times the UGA Commissionable Renewal Premium Revenue (as such term is defined in the Asset Sale Agreement) collected in any period (such streams of payments owing to SIR collectively referred to as the “Future Obligation”).
     On May 19, 2006, the Company and SIR executed a Termination Agreement, pursuant to which (a) SIR received an aggregate of $47.5 million, (b) the Future Obligation was discharged in full, (c) SIR released the Company and certain of its subsidiaries from all liability under the Asset Sale Agreement, and (d) the Asset Sale Agreement was terminated. In addition, the Company and SIR agreed, respectively, to indemnify the other party for all losses, damages and other liabilities incurred in connection with the breach of any covenant, agreement, representation or warranty made by the respective party under the terms of the Termination Agreement. The Company recorded the transaction as additional purchase price and is classified in Goodwill and other intangible assets on the Company’s Consolidated Condensed Balance Sheet. The Company will amortize the intangible over a period of twenty-five years.
     SIR is owned by the estate of Mr. Ronald L. Jensen. Mr. Jensen was the founder and former Chairman of the Company.
NOTE N – FEDERAL INCOME TAXES
     Continuing operations. Federal income taxes with respect to continuing operations for the three and six months ended June 30, 2006 exceeded the income taxes computed using the Company’s anticipated effective tax rate for 2006 of 32.7% due primarily to the treatment of the Merger transaction costs of $48.0 million as a discrete item whose tax effects are reported in the quarter incurred. A significant portion of the Merger transaction costs will not be deductible for tax purposes. The tax benefit associated with the Merger transaction costs and other discrete items is $11.4 million, which is $4.3 million less than the anticipated 32.7% tax benefit of the Merger transaction costs.
     Discontinued operations. The federal income benefit with respect to discontinued operations for the three and six month periods of 2006 exceeded the anticipated 35% tax benefit due to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items of $19.7 million and $20.5 million, respectively, that are currently recoverable as a result of the sale of STAR HRG at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the sale of its former student finance operations, Academic Management Services (AMS).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Student Insurance Division, the Star HRG Division (See Note H – “Sale of Star HRG Operations”), the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, interest expense on corporate debt, merger transaction expenses and variable stock-based compensation).
     On April 5, 2006, HealthMarkets completed its previously announced merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million.
     The Company has accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company will be maintained. In connection with the merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company. See Note A of Notes to Condensed Financial Statements.
     During the three months ended June 30, 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the period (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note A of Notes to Consolidated Condensed Financial Statements.
     On April 17, 2006, HealthMarkets changed its corporate name from UICI to HealthMarkets, Inc.
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. Star HRG, based in Phoenix, Arizona, is a provider of voluntary, limited benefit, low-cost health plans and other employee benefits coverage for hourly and part-time workers and their families. As part of the transaction, The MEGA Life and Health Insurance Company and The Chesapeake Life Insurance Company transferred to an insurance affiliate of CIGNA Corporation on a 100% coinsurance basis the entire in-force block of group accident and health business written by MEGA and Chesapeake associated with the Star HRG business. In accordance with the terms of separate administrative services agreements, a unit of CIGNA Corporation has agreed to provide all administrative services, in the name of and on behalf of MEGA and Chesapeake, with respect to the in-force block of Star HRG business. In connection with the sale of the Star HRG unit, the Company expects to record, in the third quarter of 2006, a pre-tax gain in the amount of approximately $100.0 million.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$448,480	$477,590	(6.1)%	$891,030	$953,520	(6.6)%
Life premiums and other considerations	16,341	14,705	11.1%	32,480	29,441	10.3%

Total premium	464,821	492,295	(5.6)%	923,510	982,961	(6.0)%
Investment income	24,155	24,307	(0.6)%	51,313	46,975	9.2%
Other income	26,201	27,314	(4.1)%	51,334	53,864	(4.7)%
Gains on sale of investments	366	1,992	(81.6)%	2,541	1,499	69.5%

Total revenues	515,543	545,908	(5.6)%	1,028,698	1,085,299	(5.2)%
Benefits and Expenses
Benefits, claims, and settlement expenses	255,797	289,883	(11.8)%	528,522	567,502	(6.9)%
Underwriting, policy acquisition costs, and insurance expenses	150,758	154,386	(2.3)%	300,604	318,042	(5.5)%
Stock appreciation expense (benefit)	490	2,009	(75.6)%	730	(1,210)	NM
Other expenses	77,872	18,650	NM	102,411	37,692	NM
Interest expense	12,558	1,466	NM	14,338	2,680	NM

Total expenses	497,475	466,394	6.7%	946,605	924,706	2.4%

Income from continuing operations before income taxes	18,068	79,514	NM	82,093	160,593	(48.9)%
Federal income taxes	9,567	27,372	(65.0)%	31,132	55,793	(44.2)%

Income from continuing operations	8,501	52,142	NM	50,961	104,800	(51.4)%
Income (loss) from discontinued operations (net of income tax)	19,701	173	NM	20,362	(813)	NM

Net income	$28,202	$52,315	NM	$71,323	$103,987	(31.4)%

NM:	not meaningful
     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$366,401	$389,334	$729,770	$780,262
Student Insurance Division	70,815	76,692	135,914	152,234
Star HRG Division	37,478	37,358	75,963	75,727
Life Insurance Division	21,769	20,191	43,828	40,327
Other Insurance	9,454	9,638	19,321	17,409

Total Insurance	505,917	533,213	1,004,796	1,065,959

Other Key Factors	9,926	12,862	24,481	19,801
Intersegment Eliminations	(300)	(167)	(579)	(461)

Total revenues from continuing operations	$515,543	$545,908	$1,028,698	$1,085,299

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$76,555	$76,055	$129,139	$146,326
Student Insurance Division	2,544	(4,755)	7,209	(3,301)
Star HRG Division	1,647	444	3,295	1,409
Life Insurance Division	1,775	2,171	2,156	4,206
Other Insurance	1,026	773	2,747	3,725

Total Insurance	83,547	74,688	144,546	152,365
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	(17,632)	6,835	(13,704)	7,018
Merger transaction expenses	(47,357)	—	(48,019)	—
Variable stock-based compensation benefit (expense)	(490)	(2,009)	(730)	1,210

Total Other Key Factors	(65,479)	4,826	(62,453)	8,228

Total income from continuing operations before federal income taxes	$18,068	$79,514	$82,093	$160,593

     HealthMarkets’ results of operations for the three and six months ended June 30, 2006 were particularly impacted by the following factors:

Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and six months ended June 30, 2006 and 2005:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$332,888	$356,164	(6.5)%	$664,653	$713,247	(6.8)%
Investment income (1)	8,066	8,443	(4.5)%	15,976	16,838	(5.1)%
Other income	25,447	24,727	2.9%	49,141	50,177	(2.1)%

Total revenues	366,401	389,334	(5.9)%	729,770	780,262	(6.5)%
Expenses:
Benefit expenses	165,587	188,750	(12.3)%	352,070	374,774	(6.1)%
Underwriting and policy acquisition expenses	108,857	110,462	(1.5)%	218,156	231,608	(5.8)%
Other expenses	15,402	14,067	9.5%	30,405	27,554	10.3%

Total expenses	289,846	313,279	(7.5)%	600,631	633,936	(5.3)%

Operating income	$76,555	$76,055	0.7%	$129,139	$146,326	(11.7)%

Other operating data:
Loss ratio (2)	49.7%	53.0%		53.0%	52.5%
Expense ratio (3)	32.7%	31.0%		32.8%	32.5%

Combined ratio	82.4%	84.0%		85.8%	85.0%
Average number of writing agents in period	2,229	2,139		2,210	2,232
Submitted annualized volume (4)	$204,951	$185,104		$419,054	$402,150

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     The SEA Division reported operating income in the three and six month periods ended June 30, 2006 of $76.6 million and $129.1 million, respectively, compared to operating income of $76.1 million and $146.3 million in the corresponding 2005 periods. The slight increase in operating income in the three-month period ended June 30, 2006 was primarily due to a decrease in the loss ratio (from 53.0% in the 2005 three-month period to 49.7% in the 2006 three-month period). In the second quarter of 2006 the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million. The favorable impact of the decrease in the loss ratio was partially offset by an increase in the expense ratio, as certain fixed administrative costs were spread over a lower premium base compared to the prior period.
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and six month periods ended June 30, 2006 was 23.0% and 19.4%, respectively, compared to operating margin of 21.4% and 20.5% in the corresponding 2005 periods. The increase in operating margin in the three months ended June 30, 2006 compared to the operating margin in the year-earlier period was attributable primarily to the period-over-period decrease in the loss ratio as discussed above. The decrease in operating margin in the six months ended June 30, 2006 compared to the operating margin in the year-earlier period was attributable primarily to a 50 basis point increase in the loss ratio and 30 basis point increase in the expense ratio.
     In the three and six months ended June 30, 2006, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) increased to $205.0 million and $419.1 million, respectively, from $185.1 million and $402.2 million in the corresponding 2005 periods. The period-over-period increase in submitted annualized premium volume was attributable primarily to an increase in the average number of writing agents in the field; the average number of writing agents for the three months ended June 30, 2006 was 2,229, compared to 2,139 in the corresponding 2005 period. In addition, the amount of submitted annualized premium volume submitted per writing agent increased by 6.3% for the three months ended June 30, 2006 compared to the year earlier period.
     The Company believes the increase in submitted annualized volume can be directly associated with the several new initiatives designed to increase the average number of writing agents and agent productivity established in the fourth quarter of 2005. These initiatives included the creation of commission incentives designed to recognize outstanding sales performance and a significant redesign of the unit’s health insurance products.
Student Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three and six months ended June 30, 2006 and 2005:

	Student Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$69,502	$74,985	(7.3)%	$132,661	$148,340	(10.6)%
Investment income (1)	1,097	1,351	(18.8)%	2,607	3,223	(19.1)%
Other income	216	356	(39.3)%	646	671	(3.7)%

Total revenues	70,815	76,692	(7.7)%	135,914	152,234	(10.7)%
Expenses:
Benefit expenses	50,869	62,444	(18.5)%	95,246	118,126	(19.4)%
Underwriting and policy acquisition expenses (1)	17,402	19,003	(8.4)%	33,459	37,409	(10.6)%

Total expenses	68,271	81,447	(16.2)%	128,705	155,535	(17.3)%

Operating income (loss)	$2,544	$(4,755)	NM	$7,209	$(3,301)	NM

Other operating data:
Loss ratio (2)	73.2%	83.3%		71.8%	79.6%
Expense ratio (3)	25.0%	25.3%		25.2%	25.3%

Combined ratio	98.2%	108.6%		97.0%	104.9%

NM: Not Meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating income in the three and six month periods ended June 30, 2006 of $2.5 million and $7.2 million, respectively, compared to operating losses of $(4.8) million and $(3.3) million in the corresponding 2005 periods. The improved results at the Student Insurance Division in the 2006 three and six-month periods reflected a significant decrease in the loss ratio, from 83.3% and 79.6% in the second quarter and first six months of 2005, respectively, to 73.2% and 71.8% in the corresponding periods of 2006. The decrease in the loss ratio and the decrease in earned premium (from $75.0 million and $148.3 million in the second quarter and first six months of 2005, respectively, to $69.5 million and $132.7 million in the corresponding periods of 2006) were due primarily to the non-renewal of certain underperforming accounts for the 2005-2006 school year.
     Offsetting the improvement in the loss ratio, administrative expenses in the three months ended June 30, 2006 increased slightly as a percentage of earned premium, as certain fixed administrative costs were spread over a lower premium base. This impact was offset by a decrease in the effective commission rate due to a reduction in commission rates for internal and external agents and the discontinuation of the short-term business, with which are associated higher commission rates.

     Star HRG Division
     Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three and six months ended June 30, 2006 and 2005:

	Star HRG Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$36,931	$36,854	0.2%	$74,956	$74,620	0.5%
Investment income (1).	183	178	2.8%	369	358	3.1%
Other income	364	326	11.7%	638	749	(14.8)%

Total revenues	37,478	37,358	0.3%	75,963	75,727	0.3%
Expenses:
Benefit expenses	22,994	23,648	(2.8)%	47,784	47,150	1.3%
Underwriting and policy acquisition expenses (1)	12,837	13,266	(3.2)%	24,884	27,168	(8.4)%

Total expenses	35,831	36,914	(2.9)%	72,668	74,318	(2.2)%

Operating income	$1,647	$444	270.9%	$3,295	$1,409	133.9%

Other operating data:
Loss ratio (2)	62.3%	64.2%		63.7%	63.2%
Expense ratio (3)	34.8%	36.0%		33.2%	36.4%

Combined ratio	97.1%	100.2%		96.9%	99.6%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income for the three and six month periods ended June 30, 2006 in the amount of $1.6 million and $3.3 million, respectively, compared to operating income of $444,000 and $1.4 million in the corresponding 2005 periods. The improved operating results were due primarily to an 8.4% decrease in the year-over-year administrative expense, reflecting the effects of actions taken in the fourth quarter of 2005 to reduce overall administrative costs. Administrative expense as a percentage of premium decreased to 34.8 % and 33.2% in the three and six months ended June 30, 2006, respectively, compared to 36.0% and 36.4% in the corresponding 2005 periods.
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations.
     Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended June 30, 2006 and 2005:

	Life Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$16,376	$14,871	10.1%	$32,577	$29,701	9.7%
Investment income (1)	5,097	5,088	0.2%	10,182	10,148	0.3%
Other income	296	232	27.6%	1,069	478	123.6%

Total revenues	21,769	20,191	7.8%	43,828	40,327	8.7%
Expenses:
Benefit expenses	10,840	9,221	17.6%	22,722	19,588	16.0%
Underwriting and acquisition expenses (1)	9,154	8,799	4.0%	18,950	16,533	14.6%

Total expenses	19,994	18,020	11.0%	41,672	36,121	15.4%

Operating income	$1,775	$2,171	(18.2)%	$2,156	$4,206	(48.7)%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

     The Company’s Life Insurance Division reported operating income in the three and six month periods ended June 30, 2006 of $1.8 million and $2.2 million, respectively, compared to operating income of $2.2 million and $4.2 million in the corresponding 2005 periods. The 2006 period-over-2005 period decrease in operating income was primarily attributable to an increase in death claims during the quarter and an increase in administrative expenses, due to a decrease in capitalized deferred acquisition costs (commissions and administration costs) related to a decline in first year sales volume.
     In the three and six months ended June 30, 2006, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $5.8 million and $11.5 million, respectively, compared to $9.5 million and $18.2 million in the corresponding 2005 periods. Annualized paid premium volume for the quarter was negatively impacted by the introduction of redesigned products which are expected to improve return on capital to desired levels and by service issues associated with an outside vendor that assisted with gathering key underwriting information.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items.
     The Other Key Factors segment reported operating losses in the three and six month periods ended June 30, 2006 of $(65.5) million and $(62.5) million, respectively, compared to operating income of $4.8 million and $8.2 million in the corresponding 2005 periods.
     The losses in the Other Key Factors segment in the 2006 periods were primarily due to Merger transaction costs in the three and six month periods ended June 30, 2006 in the amount of $47.4 million and $48.0 million, respectively, and the incurrence of interest expense on Merger-related indebtedness. In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinate Notes. See Note D of Notes to Consolidated Condensed Financial Statements. The Company incurred interest expense related to its non-student loan debt during the quarter ended June 30, 2006 in the amount of $11.0 million compared to interest expense of $277,000 in the comparable period in 2005.
     Other significant items affecting the 2006 quarter-over-2005 quarter decrease in operating income in the Other Key Factors segment included a decrease in investment income on equity for the quarter (to $7.3 million from $8.6 million in the year earlier period) due to the negative performance during the quarter of some of the Company’s equity investments; and an increase in unallocated corporate overhead for the three and six months ended June 30, 2006 to $14.3 million and $21.9 million, respectively, compared to $3.5 million and $7.3 million incurred in the comparable periods in 2005. These additional overhead expenses were principally associated with the previously announced name change, corporate branding and monitoring fees.
Discontinued Operations
     In the three and six months ended June 30, 2006 the Company reported income from discontinued operations in the amount of $19.7 million, net of tax ($0.57 per diluted share) and $20.4 million, net of tax ($0.51 per diluted share), respectively, compared to income (loss) from discontinued operations of $173,000, net of tax ($0.00 per diluted share) and $(813,000), net of tax ($(0.02) per diluted share), respectively, in the corresponding 2005 periods. The income for the three and six month periods of 2006 consisted primarily of a tax benefit attributable to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items that are currently recoverable as a result of the sale of Star HRG at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the 2003 sale Academic Management Services Corp. (the Company’s former student finance subsidiary).
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the six months ended June 30, 2006, net cash provided by operations totaled approximately $24.7 million, compared to $80.6 million in the corresponding period of 2005. The change in the operating cash flow is due primarily to the fees and expenses related to the Merger incurred during the second quarter of 2006.
     HealthMarkets, Inc. is a holding company, the principal assets of which are its investment in its wholly-owned subsidiary, HealthMarkets, LLC, to which, in connection with the Merger, HealthMarkets, Inc. contributed substantially all of its assets and liabilities. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets LLC. HealthMarkets LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The agreements governing certain indebtedness incurred by the Company in connection to the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
     In the Merger, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million.
     At June 30, 2006 and December 31, 2005, the aggregate cash and cash equivalents held at both the holding company level and HealthMarkets LLC was $90.2 million and $151.4 million, respectively. In connection with the Merger, during the three months ended June 30, 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the period (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note D of Notes to Consolidated Condensed Financial Statements.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2006 (through June 30, 2006), the Company’s domestic insurance subsidiaries declared and paid dividends to the holding company in the amount of $90.2 million. The remaining amount of ordinary dividends in calendar year 2006 that could be paid by the Company’s domestic insurance companies to HealthMarkets LLC is approximately $123.1 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements. The agreements governing certain indebtedness incurred by the Company in connection to the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
     At June 30, 2006, the Company through HealthMarkets LLC had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $617.3 million. During the quarter ended June 30, 2006, the Company made a required quarterly principal payment in the amount of $1.250 million on its $500.0 million term loan. At December 31, 2005, the holding company had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million. This debt was subsequently transferred to HealthMarkets LLC in connection with the Merger. See Note D of Notes to Condensed Consolidated Financial Statements for a discussion of indebtedness incurred in connection with the Merger (which closed on April 5, 2006)
Contractual Obligations and Off Balance Sheet Obligations
     The agreements governing certain indebtedness incurred by the Company in connection to the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries. Other contractual obligations or off balance sheet arrangements (which consist solely of commitments to fund student loans generated by its former College Fund Life Division and letters of credit) are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at June 30, 2006 (in thousands):

	At June 30, 2006	At December 31, 2005
Corporate indebtedness	$617,320	$15,470
Student loan credit facility	125,600	130,900
Future policy benefits	447,557	447,992
Claim liabilities	518,372	541,302
Capital lease obligations	2,260	3,490

Total	$1,711,109	$1,139,154

     In addition to the contractual obligations set forth in the table above, the Company also is a party to various operating leases for office space and equipment.
     All indebtedness issued under the secured student loan credit facility represents obligations solely of a special purpose entity (SPE) and not of the Company or any other subsidiary and is secured by student loans, accrued investment income, cash, cash equivalents and qualified investments.
     At each of June 30, 2006, and December 31, 2005, the Company had $9.6 million and $5.2 million, respectively, of letters of credit outstanding relating to its insurance operations.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2006. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, all of which are described in Note G of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005 under the caption “Item 3 — Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note G to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 6 – EXHIBITS
(a) Exhibits.

Exhibit
No.	Description
3.1	Certificate of Incorporation of HealthMarkets (incorporated by reference to Exhibit 1 to HealthMarkets’ Registration Statement on Form 8-A filed on April 5, 2006).

3.2	Certificate of Amendment to Certificate of Incorporation of HealthMarkets (incorporated by reference to Exhibit 3.1 to HealthMarkets’ Current Report on Form 8-K filed on April 17, 2006).

3.3	By-Laws of HealthMarkets (incorporated by reference to Exhibit 2 to HealthMarkets’ Registration Statement on Form 8-A filed on April 5, 2006).

Exhibit
No.	Description
10.1	HealthMarkets 2006 Management Option Plan filed as Exhibit 10.1 to the current report on Form 8-K dated May 12, 2006, File No. 001-14953 and incorporated by reference herein.

10.2	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees filed as Exhibit 10.2 to the current report on Form 8-K dated May 12, 2006, File No. 001-14953 and incorporated by reference herein.

10.3	Future Transactions Fee Agreement dated as of May 11, 2006 between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C. filed as Exhibit 10.1 to the current report on Form 8-K dated May 16, 2006, File No. 001-14953 and incorporated by reference herein.

10.4	Future Transactions Fee Agreement dated as of May 11, 2006 between HealthMarkets, Inc. and Goldman Sachs & Co. filed as Exhibit 10.2 to the current report on Form 8-K dated May 16, 2006, File No. 001-14953 and incorporated by reference herein.

10.5	Future Transactions Fee Agreement dated as of May 11, 2006 between HealthMarkets, Inc. and DLJ Merchant Banking, Inc. filed as Exhibit 10.3 to the current report on Form 8-K dated May 16, 2006, File No. 001-14953 and incorporated by reference herein.

10.6	Agreement dated May 24, 2006 between HealthMarkets, Inc. and Glenn W. Reed filed as Exhibit 10.1 to the current report on Form 8-K dated May 25, 2006, File No. 001-14953 and incorporated by reference herein.

10.7	Termination Agreement dated May 19, 2006 between Special Investment Risks Limited and HealthMarkets, Inc. filed as Exhibit 10.2 to the current report on Form 8-K dated May 25, 2006, File No. 001-14953 and incorporated by reference herein.

10.8	Subscription Agreement dated June 13, 2006 between HealthMarkets, Inc. and Steven J. Shulman filed as Exhibit 10.1 to the current report on Form 8-K dated June 15, 2006, File No. 001-14953 and incorporated by reference herein.

10.9	Nonqualified Stock Option Agreement dated June 9, 2006 between HealthMarkets, Inc. and Steven J. Shulman filed as Exhibit 10.2 to the current report on Form 8-K dated June 15, 2006, File No. 001-14953 and incorporated by reference herein.

10.10	Subscription Agreement dated July 1, 2006 between HealthMarkets, Inc. and Allen F. Wise filed as Exhibit 10.1 to the current report on Form 8-K dated July 6, 2006, File No. 001-14953 and incorporated by reference herein.

10.11	Nonqualified Stock Option Agreement dated July 1, 2006 between HealthMarkets, Inc. and Allen F. Wise filed as Exhibit 10.2 to the current report on Form 8-K dated July 6, 2006, File No. 001-14953 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark D. Hauptman, Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, Chief Executive Officer of HealthMarkets, Inc. and Mark D. Hauptman, Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthMarkets, Inc.
(Registrant)

Date: August 9, 2006	/s/ William J. Gedwed William J. Gedwed, President, Chief Executive Officer and Director

Date: August 9, 2006	/s/ Mark D. Hauptman

Mark D. Hauptman, Vice President, Chief Accounting Officer and Chief Financial Officer