Form 10-Q
period 2006-09-30
HealthMarkets, Inc.
filed 2006-11-09
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.
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
Registrant’s telephone number, including area code: (817) 255-5200
Not Applicable

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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 31, 2006 the registrant had 26,857,090 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,023,572 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

INDEX
HEALTHMARKETS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost: 2006—$1,419,771 2005—$1,496,340)	$1,402,754	$1,484,465
Equity securities, at fair value (cost: 2006—$81,422; 2005—$1,508)	78,700	1,347
Policy loans	14,678	16,325
Short-term and other investments	268,083	275,787

Total Investments	1,764,215	1,777,924
Cash and cash equivalents	9,420	—
Student loans	105,416	109,808
Restricted cash	19,521	22,517
Investment income due and accrued	23,941	24,263
Due premiums	5,732	5,855
Reinsurance receivables	44,531	23,546
Agents’ and other receivables	35,747	31,329
Deferred acquisition costs	134,962	123,954
Property and equipment, net	64,719	68,832
Goodwill and other intangible assets	87,853	41,748
Recoverable federal income taxes	—	13,148
Deferred federal income tax assets	8,768	12,102
Assets held for sale	95,058	104,632
Other assets	43,221	11,872

	$2,443,104	$2,371,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$450,795	$447,992
Claims	475,582	484,477
Unearned premiums	83,018	85,816
Other policy liabilities	11,917	12,881
Accounts payable and accrued expenses	51,342	51,221
Cash overdraft	—	3,736
Other liabilities	103,186	102,969
Federal income tax liabilities	27,475	—
Debt	556,070	15,470
Student loan credit facility	122,900	130,900
Liabilities held for sale	159,449	158,702
Net liabilities of discontinued operations	5,447	6,285

	2,047,181	1,500,449

Commitments and Contingencies (Note J)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	299	476
Additional paid-in capital	7,855	212,331
Accumulated other comprehensive loss	(14,530)	(7,823)
Retained earnings	403,538	697,243
Treasury stock, at cost	(1,239)	(31,146)

	395,923	871,081

	$2,443,104	$2,371,530

NOTE:	The balance sheet data as of December 31, 2005 have been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE
Premiums:
Health	$395,557	$452,706	$1,286,587	$1,406,226
Life premiums and other considerations	16,664	15,579	49,144	45,020

	412,221	468,285	1,335,731	1,451,246
Investment income	25,699	23,961	77,012	70,936
Other income	25,456	27,310	76,790	81,174
Gains on sales of investments	99,192	619	101,733	2,118

	562,568	520,175	1,591,266	1,605,474
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	226,881	242,859	755,403	810,360
Underwriting, acquisition, and insurance expenses	134,559	157,427	435,163	475,469
Stock appreciation expense	2,294	5,943	3,024	4,733
Other expenses	27,782	19,574	130,193	57,267
Interest expense	13,421	1,617	27,759	4,297

	404,937	427,420	1,351,542	1,352,126

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	157,631	92,755	239,724	253,348
Federal income taxes	65,496	32,083	96,628	87,876

INCOME FROM CONTINUING OPERATIONS	92,135	60,672	143,096	165,472

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income tax (benefit) expense of $162 and $595 in the three months ended September 30, 2006 and 2005, respectively, and $(20,406) and $2,462 in the nine months ended September 30, 2006 and 2005, respectively)	301	373	20,663	(440)

NET INCOME	$92,436	$61,045	$163,759	$165,032

Earnings (loss) per share:
Basic
Income from continuing operations	$3.09	$1.31	$3.92	$3.59
Income (loss) from discontinued operations	0.01	0.01	0.57	(0.01)

Net income	$3.10	$1.32	$4.49	$3.58

Diluted
Income from continuing operations	$3.01	$1.29	$3.84	$3.51
Income (loss) from discontinued operations	0.01	0.01	0.56	(0.01)

Net income	$3.02	$1.30	$4.40	$3.50

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$92,436	$61,045	$163,759	$165,032

Other comprehensive income (loss):
Unrealized gains (losses) on securities and hedging activities:
Unrealized holding gains (losses) arising during period	26,490	(30,212)	(10,133)	(36,741)
Reclassification adjustment for gains (losses) included in net income	(679)	444	(187)	1,950

Other comprehensive income (loss) before tax	25,811	(29,768)	(10,320)	(34,791)
Income tax provision (benefit) related to items of other comprehensive income (loss)	9,033	(10,419)	(3,613)	(12,177)

Other comprehensive income (loss) net of tax provision (benefit)	16,778	(19,349)	(6,707)	(22,614)

Comprehensive income	$109,214	$41,696	$157,052	$142,418

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$163,759	$165,032
(Income) loss from discontinued operations	(20,663)	440
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(101,733)	(2,118)
Change in accrued investment income	(2,642)	(3,575)
Change in due premiums	123	(1,778)
Change in reinsurance receivables	(20,985)	(17,223)
Change in other receivables	3,894	3,654
Change in federal income tax payable	40,623	21,562
Change in deferred acquisition costs	(11,008)	(20,279)
Depreciation and amortization	17,349	16,904
Change in deferred income tax asset	6,031	(378)
Change in policy liabilities	(2,816)	(33,435)
Change in other liabilities and accrued expenses	14,377	12,136
Stock appreciation expense	3,024	4,733
Other items, net	2,597	(840)

Cash Provided by continuing operations	91,930	144,835
Cash Provided by (Used in) discontinued operations	19,825	(2,057)

Net cash Provided by operating activities	111,755	142,778

Investing Activities
Decrease (increase) in investment assets	34,896	(31,972)
Decrease in student loans	6,210	5,926
Decrease (increase) in restricted cash	2,996	(1,129)
Additions to property and equipment	(9,601)	(5,328)
Intangible asset acquired	(47,500)	(6,522)
Distribution from investment in Grapevine Finance LLC	71,929	—
Increase in agents’ receivables	(6,835)	(1,313)
Decrease (increase) in assets and liabilities held for sale	10,321	(37,175)

Net cash Provided by (Used in) investing activities	62,416	(77,513)

Financing Activities
Increase in investment products	(7,038)	(9,650)
Repayment of student loan credit facility	(8,000)	(4,250)
Debt proceeds proceeds received for merger	603,100	—
Repayment of debt	(62,500)	—
Exercise of stock options	119	2,580
Purchase of treasury stock	(1,618,103)	(11,514)
Dividends paid to shareholders	—	(34,705)
Change in cash overdraft	(3,736)	(7,772)
Capitalized debt issuance costs in capitalized debt costs	(32,539)	—
Equity costs related to Merger	(31,650)	—
Stock-based compensation tax benefit in capitalized debt costs	1,289	—
Contributions from private equity investors	985,000	—
Sale of shares to agents	6,356	—
Other	2,951	46

Net Cash Used in financing activities	(164,751)	(65,265)

Net change in Cash and cash equivalents	9,420	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period in continuing operations	$9,420	$—

Supplemental disclosures of non-cash investing activities:
     On August 16, 2006, the Company assigned a $150.8 million promissory note to Grapevine Finance LLC. See Note F
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
     NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. On April 17, 2006, the Company changed its corporate name from UICI to HealthMarkets, Inc.
     Certain amounts in the 2005 consolidated condensed financial statements have been reclassified to conform to the 2006 consolidated condensed financial statement presentation.
Refinements of Claim Liability Estimate — Self-Employed Agency Division
     As more particularly described below, results at the SEA Division for the nine months ended September 30, 2006 reflected benefits attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred.
     Results for the three and nine months ended September 30, 2006 reflected a benefit in the amount of $21.7 million attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. Approximately $11.2 million of the benefit was due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. The calculation of the claim liability now distinguishes between more mature products with reliable historical data and newer or lower volume products that have not established a reliable historical trend. An additional adjustment to the claim liability (approximately $10.5 million) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract. This adjustment reflects both actual historical data for the ACE rider and historical data derived from other products. Previously, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.
     In the second quarter of 2006 the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157 Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes this statement will not have a material effect upon the financial condition or results of operations of the Company.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance for the process of quantifying financial statement misstatements. SAB 108 acknowledges two approaches in practice for quantifying financial statement misstatements. The “rollover” approach quantifies and corrects a misstatement based on the amount of the error originating in the current year income statement. Utilization of the “rollover” approach, by itself, could leave the balance sheet still misstated. The “iron curtain” approach quantifies and corrects the entire cumulative misstatement all in the current year, irrespective of the misstatement’s year(s) of origin. Utilization of the “iron curtain” approach by itself, could leave the current year income statement misstated. SAB 108 guidance calls for the use of both approaches in quantifying financial statement misstatements. The impact of SAB 108 to the Company’s consolidated condensed balance sheet will be to increase its deferred acquisition costs and to cause a related increase to its deferred tax liability, resulting in a net increase to shareholders equity. At this time, the Company continues to evaluate the impact of this misstatement upon its financial condition and results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from the tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. The Interpretation applies to all tax positions and will be effective for the Company beginning in fiscal year 2007. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. The Company does not contemplate any adjustments and, accordingly, does not believe the adoption of this Interpretation will have a material effect upon its financial condition or results of operations.
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
     The Company adopted FASB Statement 123R (revised 2004), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Under this transition method, compensation cost related to unvested awards as of the effective date are recognized over the remaining vesting period of the options as calculated for pro forma disclosure or as previously calculated under Statement 123. Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. For the nine months ended September 30, 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $27,000.

     The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
Net income as reported	$61,045	$165,032
Add stock-based employee compensation expense included in reported net income, net of tax	219	434
Deduct total stock-based employee compensation (expense) income determined under fair-value-based method for all rewards, net of tax	(235)	(465)

Pro forma net income	$61,029	$165,001

Earnings per share — Basic:
Basic-as reported	$1.32	$3.58

Basic-pro forma	$1.32	$3.58

Earnings per share — Diluted:
Diluted-as reported	$1.30	$3.50

Diluted-pro forma	$1.30	$3.50

NOTE B — MERGER COMPLETED
     On April 5, 2006, HealthMarkets, Inc. completed its previously announced merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.
     In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million. See Note E.
     The Company accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company were maintained. In connection with the Merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company.
     During the three months ended June 30, 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the three months ended June 30, 2006 (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note E. The Company did not incur any additional Merger transaction costs in the three months ended September 30, 2006.
NOTE C — AGREEMENT CONTEMPLATING SALE OF STUDENT INSURANCE OPERATIONS
     On October 20, 2006, the Company entered into an asset purchase agreement, pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Company’s Student Insurance Division. The Student Insurance Division, a stand-alone operating division of The MEGA Life and Health Insurance Company (“MEGA”), offers health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Student Insurance Division also provides accident policies for students at public and private schools in pre-kindergarten through grade twelve.
     The asset purchase agreement contemplates that the Company’s domestic insurance subsidiaries, MEGA, Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company

(“Chesapeake”), will transfer to an insurance affiliate of UnitedHealth Group on a 100% coinsurance basis the entire in-force block of group student accident and health business written by MEGA, Mid-West and Chesapeake associated with Student Insurance Division business. The agreement further contemplates that, in accordance with the terms of separate administrative services agreements, a unit of UnitedHealth Group will provide all administrative services, in the name of and on behalf of MEGA, Mid-West and Chesapeake, with respect to the in-force block of Student Insurance Division business during the coinsurance period.
     Completion of the transaction is subject to satisfaction of customary closing conditions, including receipt of various third party consents. The Company currently expects the transaction to close on or about November 30, 2006. Upon completion of the transaction, the Company expects to record a pre-tax gain in the amount of approximately $95.0 million from the proceeds of the sale. The transaction purchase price is subject to downward or upward adjustment based on the amount of premium to be generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business. The Company has classified the assets and liabilities of the Student Insurance Division as “held for sale” on its Consolidated Condensed Balance Sheet.
NOTE D — SALE OF STAR HRG OPERATIONS
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. Star HRG, based in Phoenix, Arizona, is a provider of voluntary, limited benefit, low-cost health plans and other employee benefits coverage for hourly and part-time workers and their families. As part of the transaction, MEGA and Chesapeake transferred to an insurance affiliate of CIGNA Corporation on a 100% coinsurance basis the entire in-force block of group accident and health business written by MEGA and Chesapeake associated with the Star HRG business. In accordance with the terms of separate administrative services agreements, a unit of CIGNA Corporation has agreed to provide all administrative services, in the name of and on behalf of MEGA and Chesapeake, with respect to the in-force block of Star HRG business.
     As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued a Promissory Note to MEGA in the amount of $150.8 million (the “CIGNA Note”) and the CIGNA Corporation entered into a Guaranty Agreement with MEGA pursuant to which the CIGNA Corporation unconditionally guaranteed the CIGNA Note. The CIGNA Note requires a principal payment of $72.4 million due and received by the Company on November 1, 2006, with the remaining amount of $78.4 million due on June 15, 2021. The CIGNA Note bore interest at an annual rate of 5.4% from its inception to August 2, 2006. After August 2, 2006, the portion of the CIGNA Note payable on November 1, 2006 bore interest at an annual rate of 5.4% while the remaining principal amount bears interest at an annual rate of 6.37%. The interest is to be paid semi-annually on June 15th and December 15th of each year. A non-consolidated qualifying special purpose entity of the Company received the November 1, 2006 principal payment. See Note F.
     In connection with the sale of the Star HRG unit, the Company recorded, in the third quarter of 2006, a pre-tax gain in the amount of approximately $101.0 million. The Company has classified the assets and liabilities of its Star HRG unit as held for sale on its December 31, 2005 Consolidated Condensed Balance Sheet. For financial reporting purposes, the Company continued to reflect the results of operations of its Star HRG unit in continuing operations through July 11, 2006 (the date of sale).
NOTE E — DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At September 30, 2006, the Company had an aggregate of $437.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The Company has not drawn on the $75.0 million revolving credit facility. During the three months ended September 30, 2006, the Company made its regularly scheduled quarterly principal payment in the amount of $1.25 million and a voluntary prepayment in the amount of $60.0 million on the term loan facility.
     The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan required nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. As a result of the $60.0 million prepayment, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”).
     On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts) (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the Trust Securities will be paid at the same interest rates paid on the Notes.
     The Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indentures) of HealthMarkets, LLC. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the Trust Securities. The guarantee is subordinated to the same extent as the Notes.
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
     On April 29, 2004, UICI Capital Trust I (a newly formed Delaware statutory business trust) (the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the 2004 Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At September 30, 2006, the 2004 Notes bore interest at an annual rate of 8.91%. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes.

     The following table sets forth detail of the Company’s non-student loan debt (dollars in thousands):

			Interest Expense
	Principal Amount		Three months	Nine months
	at	Rate at	ended	ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
UICI Capital Trust I	$15,470	8.91%	$348	$989
Term Loan credit facility	437,500	6.51%	7,872	15,188
HealthMarkets Capital Trust I	51,550	8.44%	1,105	2,136
HealthMarkets Capital Trust II	51,550	8.37%	1,102	2,100
$75 Million Revolver (Non-Use Fee)			42	82
Amortization of financing fees — as set forth below			1,282	2,565

Total	$556,070		$11,751	$23,060

     Set forth below is the supplemental calculation of the amortization of financing fees included in interest expense associated with the Company’s non-student loan debt (dollars in thousands):

			Amortization Expense
			Three months	Nine months
			ended	ended
	Amount	Life (years)	September, 30 2006	September 30, 2006
UICI Capital Trust I	$219	5	$22	$64
Term loan credit facility (1)	19,057	6	3,496	4,342
HealthMarkets Capital Trust I	2,749	5	122	241
HealthMarkets Capital Trust II	2,750	5	121	239
$75 Million Revolver (Non-Use Fee)	2,845	5	158	316

Total	$27,620		$3,919	$5,202

(1)	Amortization of financing fees for the three and nine month periods ended September 30, 2006 includes $1.3 million and $2.6 million, respectively, of amortization included in interest expense on the Company’s statement of income. An additional $2.6 million in each of the three and nine months ended September 30, 2006 relates to the loss on early extinguishment due to the prepayment of debt in the amount of $60.0 million. This additional amount is included in Gains on Sales of Investments in the Company’s statement of income in those periods.
     Principal payments required for the Company’s non-student loan debt for the remainder of 2006 and each of the next five years and thereafter are as follows (in thousands):

Remainder of 2006	$0
2007	0
2008	0
2009	0
2010	0
2011	0
2012 and thereafter	556,070

$556,070

     Management uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with the term loan credit facility discussed above. The derivative instrument used by the Company to protect against such risk is the interest rate swap. The Company accounts for its interest rate swaps in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities.
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
     For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Unrealized gains (losses) on securities and hedging activities” in determining “other comprehensive income (loss)” in the Company’s Consolidated Condensed Statement of Comprehensive Income and is recognized in the income statement when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.
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
     At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.6 million, which is reflected under the caption “Additional paid-in capital” on the Company’s Consolidated Condensed Balance Sheet. The Company established the hedging relationship on April 11, 2006 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan.
     The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. The Company assesses on a quarterly basis the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Other investment income” on its consolidated condensed statement of income. During the quarter ended September 30, 2006, the Company incurred a loss of $(316,000) related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness. At September 30, 2006, accumulated other comprehensive income included a deferred after-tax net loss of $(1.7) million related to the interest rate swaps.
NOTE F — GRAPEVINE FINANCE LLC
     On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA assigned the entire $150.8 million CIGNA Note, and the related Guaranty Agreement to HealthMarkets, LLC (See Note D). The CIGNA Note and Guaranty Agreement were assigned at cost which approximated fair value. As a result the Company did not recognize a related gain or loss on the assignment. After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC then assigned the CIGNA Note and Guaranty Agreement to Grapevine.
     On August 16, 2006, Grapevine issued $72.4 million of senior secured notes to Deutsche Bank AG (the “Deutsche Bank Notes”). The net proceeds in the amount of $71.9 million from the Deutsche Bank Notes were distributed to HealthMarkets, LLC. The Deutsche Bank Notes bear interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th of each year beginning on January 15, 2007. The principal payment is due at maturity on July 15, 2021. Grapevine services its debt primarily from cash receipts from the CIGNA Note. All cash receipts from the CIGNA Note are paid into a Debt Service Coverage Account (“DSCA”) maintained and held by the Bank of New York (“Trustee”) for the benefit of the Deutsche Bank Notes. Pursuant to an Indenture and direction notices from Grapevine, the Trustee uses the proceeds in the DSCA to (i) make interest payments on the Deutsche Bank Notes, (ii) pay for certain Grapevine expenses and (iii) distribute cash to HealthMarkets, subject to satisfaction of certain restricted payment tests.
     Grapevine is a non-consolidated qualifying special purpose entity as defined in FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, HealthMarkets does not consolidate the financial results of Grapevine and accounts for its residual interest in Grapevine as an investment in equity securities. At September 30, 2006, the Company’s investment in Grapevine, at fair value, was $77.0 million. At November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine in the amount of $72.4 million.
     The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the Deutsche Bank Notes and payment of other administrative expenses and (2) an assumed initial discount rate of 5.25% per annum equal to the 15 year swap rate. Variations in the fair value could occur due to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor. Using a sensitivity analysis model assuming a 100 basis point increase and a 150 basis point increase in interest rates at September 30, 2006, the fair market value on the Company’s investment in Grapevine would have decreased approximately $529,000 and $770,000, respectively.
NOTE G — FEDERAL INCOME TAXES
     Continuing operations. The effective tax rate on continuing operations for the three and nine months ended September 30, 2006 was 41.6% and 40.3%, respectively, and exceeded the federal statutory tax rate of 35%. The increased tax rate for the three months ended September 30, 2006 is primarily attributable to the elimination for tax purposes of the Company’s financial reporting basis in the goodwill and intangible assets of Star HRG. On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. See Note D. For the nine month period of 2006, the increased tax rate is attributable to additional items including the non-deductible Merger transaction costs incurred in the second quarter of 2006, offset by various other items that reduce the effective tax rate.
     Discontinued operations. The federal income benefit with respect to discontinued operations for the nine months ended September 30, 2006 of $20.4 million exceeds the anticipated 35% tax expense of $90,000 due to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items of $20.49 million that are recoverable as a result of the sale of Star HRG at a gain. A significant portion of the released tax allowances and reserves was originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the sale of its former student finance subsidiary.
     NOTE H — EQUITY
     On April 5, 2006, HealthMarkets completed its previously announced Merger, in which holders of record of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand in the amount of approximately $42.8 million.
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
     The Company has accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company was maintained.

     The following table sets forth below the rollforward of stockholders’ equity from March 31, 2006 to September 30, 2006 (in thousands):

Stockholders’
Equity
Historical stockholders’ equity at March 31, 2006	$917,600
Equity contributions from private equity investors	985,000
Purchase of common stock held by former public shareholders	(1,611,988)
Net income for the six months ended September 30, 2006	120,638
Change in accumulated other comprehensive income	7,651
Equity costs related to the Merger	(31,650)
Other items	8,672

Stockholders’ equity at September 30, 2006	$395,923

     In connection with the repurchase in the Merger of UICI common stock held by the public, the Company’s Additional Paid in Capital account was reduced to a negative $457.5 million, which amount was subsequently reclassified to the Company’s Retained Earnings account.
NOTE I — EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Income (loss) available to common shareholders:
Income from continuing operations	$92,135	$60,672	$143,096	$165,472
Income (loss) from discontinued operations	301	373	20,663	(440)

Net income for basic and diluted earnings per share	$92,436	$61,045	$163,759	$165,032

Weighted average shares outstanding — basic earnings per share	29,825	46,107	36,466	46,120
Effect of dilutive securities:
Employee stock options and other shares	748	946	764	973

Weighted average shares outstanding — dilutive earnings per share	30,573	47,053	37,230	47,093

Basic earnings (loss) per share:
From continuing operations	$3.09	$1.31	$3.92	$3.59
From discontinued operations	0.01	0.01	0.57	(0.01)

Net income	$3.10	$1.32	$4.49	$3.58

Diluted earnings (loss) per share:
From continuing operations	$3.01	$1.29	$3.84	$3.51
From discontinued operations	0.01	0.01	0.56	(0.01)

Net income	$3.02	$1.30	$4.40	$3.50

     As of September 30, 2006, 26,857,090 shares of Class A-1 common stock were issued and outstanding and 3,047,056 shares of Class A-2 common stock were issued, of which 3,014,697 shares were outstanding and 32,359 shares were held in treasury.
NOTE J — COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
AMS Securities Class Action Litigation
     As previously disclosed, in May and June 2004, the Company and certain current and former officers and directors of the Company were named as defendants in four separate class action suits filed in federal court in Texas arising out of the Company’s announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly-owned subsidiary of the Company until its disposition in November 2003. On October 18, 2004, the four separate cases were consolidated as a single action (In re HealthMarkets Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division). On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased the Company’s common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended

Consolidated Complaint alleging among other things that the Company, AMS, the Company’s former chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On July 11, 2005, defendants filed a motion to dismiss the consolidated complaint. On September 29, 2006, the Court denied the motion to dismiss the complaint.
Association Group Litigation
     The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. As previously disclosed, HealthMarkets, The MEGA Life and Health Insurance Company (“MEGA”) and/or Mid-West National Life of Tennessee (“Mid-West”) have been named as defendants in numerous cases in California and in other jurisdictions challenging, among other things, the manner in which the defendants market health insurance products in the self-employed market and the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. Plaintiffs in such cases generally seek injunctive relief and monetary damages in an unspecified amount. Reference is made to the discussion of these cases contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Item 3 — Legal Proceedings” and in Note L of Notes to the Company’s Consolidated Financial Statements included in such report.
     The Company and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies Act. Plaintiffs seek injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. The Court has stayed this case pending disposition of a petition to coordinate this matter with a number of other actions filed in California state court.
     HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On September 8, 2006, HealthMarkets and MEGA filed a motion in the United States District Court for the Northern District of Texas, Dallas Division, to enjoin plaintiff from pursuing claims in this action that were the subject of a previous class action settlement.
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
NOTE K — SEGMENT INFORMATION
     The Company’s business segments for financial reporting purposes include (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division (“SEA”), the Student Insurance Division, the Star HRG Division, the Life Insurance Division and Other Insurance; and (ii) Other Key Factors. The Company has entered into an asset purchase agreement pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Company’s Student Insurance Division. See Note C. The Company disposed of its Star HRG unit in July 2006. See Note D. Because MEGA is a party to a coinsurance agreement with an insurance affiliate of the CIGNA Corporation relating to the Star HRG business, the Company will continue to report Star HRG in continuing operations. The Other Key Factors segment includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments.
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
     Revenues from continuing operations, income (loss) from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$365,599	$380,454	$1,095,369	$1,160,716
Student Insurance Division	57,171	63,495	193,085	215,729
Star HRG Division	(667)	35,773	75,296	111,500
Life Insurance Division	21,973	20,753	65,801	61,080
Other Insurance	8,006	8,037	27,327	25,446

Total Insurance	452,082	508,512	1,456,878	1,574,471

Other Key Factors	9,746	11,752	34,227	31,553
Gain on sale of Star HRG	101,015	—	101,015	—
Intersegment Eliminations	(275)	(89)	(854)	(550)

Total revenues from continuing operations	$562,568	$520,175	$1,591,266	$1,605,474

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Income(loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$71,149	$101,769	$200,288	$248,095
Student Insurance Division	2,534	(7,659)	9,743	(10,960)
Star HRG Division	(240)	141	3,055	1,550
Life Insurance Division	1,865	1,124	4,021	5,330
Other Insurance	682	160	3,429	3,885

Total Insurance	75,990	95,535	220,536	247,900
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	(17,080)	3,953	(30,784)	10,971
Merger transaction expenses	—	(790)	(48,019)	(790)
Gain on sale of Star HRG	101,015	—	101,015	—
Variable stock-based compensation expense	(2,294)	(5,943)	(3,024)	(4,733)

Total Other Key Factors	81,641	(2,780)	19,188	5,448

Total income from continuing operations before federal income taxes	$157,631	$92,755	$239,724	$253,348

	September 30,	December 31,
	2006	2005
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$883,385	$842,273
Student Insurance Division	126	—
Star HRG	17,532	—
Life Insurance Division	525,713	512,682
Other Insurance	29,343	24,064

Total Insurance	1,456,099	1,379,019
Other Key Factors:
General corporate and other	891,947	887,879
Assets held for sale	95,058	104,632

Total assets	$2,443,104	$2,371,530

     The assets allocated to the SEA Division increased from December 31, 2005 to September 30, 2006 by $41.1 million, due primarily to an increase in intangible assets as a result of the execution of a Termination Agreement with Special Investment Risks, Limited as disclosed in previous filings. The Student Insurance Division assets of $126,000 are associated with the division’s short-term group accident policy business. The Company discontinued new sales of the short-term group accident policy business in 2005 and that business is now in run-off. The asset purchase agreement entered into between the Company and UnitedHealth Group Incorporated on October 20, 2006 does not contemplate the sale of assets associated with the short-term group accident policy business. The Star HRG assets of $17.5 million at September 30, 2006 represent assets associated with a coinsurance agreement entered into with an insurance affiliate of CIGNA Corporation.
     Detail of assets and liabilities held for sale at September 30, 2006 and December 31, 2005 is shown in the table below:

	September 30,	December 31,
	2006	2005
	(In thousands)
Assets held for sale:
Due premiums	$88,059	$46,403
Goodwill and other intangible assets	—	37,256
Other assets and receivables	6,999	20,973

Total assets held for sale	$95,058	$104,632

Liabilities held for sale:
Policy liabilities	$144,811	$143,097
Other liabilities and accrued expenses	8,780	8,402
Premium tax liability	5,858	7,203

Total liabilities held for sale	$159,449	$158,702

     The assets held for sale category represents the assets of the Star HRG division (for the December 31, 2005 period) that were sold to units of CIGNA Corporation on July 11, 2006 (See Note D) and substantially all of the assets of the Student Insurance Division (for the September 30, 2006 and December 31, 2005 periods), the sale of which is expected to close on or about November 30, 2006 (See Note C).
NOTE L — AGENT STOCK ACCUMULATION PLANS
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
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the prevailing valuation of Class A-2 shares (as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of the Company’s common shares) on or about the time that unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair market value of Class A-2 shares on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense (1)	$2,959	$2,162	$8,450	$7,470
Other Key Factors variable non-cash stock-based compensation expense (2)	2,294	5,943	3,024	4,733

Total Agent Plan compensation expense	5,253	8,105	11,474	12,203

Related Tax Benefit	1,839	2,837	4,016	4,271

Net Amount included in financial results	$3,414	$5,268	$7,458	$7,932

Capitalized compensation cost	—	—	—	—

(1)	Represents the cost of shares (determined by reference to the prevailing fair value of Class A-2 shares as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of HealthMarkets common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the cost incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan.
     At December 31, 2005, the Company had recorded 1,571,952 unvested matching credits associated with the Agent Plans, of which 479,163 vested in January 2006. At September 30, 2006, the Company had recorded 1,310,581 unvested matching credits.
     Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows because issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
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
NOTE M — EMPLOYEE STOCK PLANS
     The Company adopted FASB Statement 123R (revised 2004), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Among other things, Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. For the nine months ended September 30, 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $27,000.

     At September 30, 2006, the Company had various share-based plans for employees and directors, which plans are described below. Amounts recognized in the financial statements and payments made with respect to these plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
Amounts included in financial results
Total Cost of Stock Option Plans	$222	$338	$3,076	(a)	$668
Total Cost of Restricted Stock Plan	—	19	84	(b)	110
Total Cost of Other Stock-Based Plans	1,126	3,110	4,614	(c)	4,458

Amount charged against income, before tax	1,348	3,467	7,774		5,236
Related tax benefit	(472)	(1,213)	(2,721)		(1,833)

Net amount included in financial results	$876	$2,254	$5,053		$3,403

Payments/Settlements under Plans
Settlement of Stock Options upon Merger	$—	$—	$4,400	(d)	$—

Other Stock-Based Plan payments	$7,932	$—	$12,049		$1,534

(a)	Includes $2.3 million as a result of the acceleration of vesting related to the Merger.

(b)	Includes $65,000 as a result of the acceleration of vesting related to the Merger.

(c)	Includes $1.0 million as a result of the acceleration of vesting related to the Merger.

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
     During the three months ended September 30, 2006, non-qualified options to acquire an aggregate of 363,243 shares of Class A-1 common stock were granted under the 2006 Plan to 62 employees. Of the total 363,243 options granted, one-third (121,081) of the options may be exercised at a price of $38.37 per share (the “Time-Based

Options”), one-third (121,081) of the options may be exercised at a price of $38.37 per share (the “Performance-Based Options”), and one-third (121,081) of the options (the “Tranche C Options”) may be exercised at a price of (i) $38.37 per share, if the optionee exercises any Tranche C Options prior to the second anniversary of the grant date; (ii) $42.21 per share, if an optionee exercises any Tranche C Options on or after the second anniversary of the grant date but prior to the third anniversary of the grant date; (iii) $46.43 per share, if an optionee exercises the Tranche C Options on or after the third anniversary of the grant date but prior to the fourth anniversary of the grant date; (iv) $51.07 per share, if an optionee exercises any Tranche C Options on or after the fourth anniversary of the grant date but prior to the fifth anniversary of the grant date; and (v) $56.18 per share, if an optionee exercises any Tranche C Options on or after the fifth anniversary of the grant date.
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
     Time Based Options and Tranche C Options are considered granted for accounting purposes, and the Company has recorded compensation expense for these options. On August 30, 2006, performance criteria were established for the first vesting tranche of the Performance-Based Options granted in 2006. For accounting purposes, the Company has recorded compensation expense related to the first vesting tranche. No performance criteria have been established for the remaining Performance-Based Options and these options are not considered granted for accounting purposes. Detail of the Performance-Based Options is shown in the table below.

2006 Management Stock Option Plan
Performance-Based Options
	Total	Performance-Based	Performance-Based
			Criteria Not
	Performance-Based	Criteria Established	Established
Period Granted	Options Granted	8/30/2006	at 9/30/2006

First Quarter 2006	—	—	—

Second Quarter 2006	229,302	57,317	171,985

Third Quarter 2006	121,081	30,257	90,824

Total 2006	350,383	87,574	262,809

     On July 1, 2006, non-qualified options to purchase 74,323 shares of Class A-1 common stock were granted to one non-employee director. The options were granted at an exercise price of $37.00 for 67,567 options and $74.00 for 6,756 options. In addition, 4,200 options were granted to one non-employee director on August 30, 2006 at an exercise price of $38.37.

     The Company measures the fair value of the Time-Based and director stock options at the date of grant using a Black-Scholes option pricing model. The Company measures fair value of the Tranche C options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $11.28 per option and $8.43 per option, respectively. The following assumptions were used in arriving at the fair value of options granted during the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2006 (a)	2005 (a)	2006
	Black-Scholes	Black-Scholes	Binomial Model
	Values	Values	Values

Exercise Price	$37.65	$31.10	$37.00 - $56.18
Stock Prices	$37.41	$28.27	$37.31
Expected volatility	N/A	N/A	42.18%-43.53%
Weighted-average volatility	43.58%	50.70%	42.75%
Expected dividends	5.08%	1.78%	5.08%
Expected life (in years)	N/A	N/A	7.86-7.89
Weighted Average Expected life	7.36	3.00	7.87
Risk-free rate	4.99%	3.77%	4.73%-5.33%
Weighted average grant date fair value	$11.57	$8.43	$10.89

(a)	All Black-Scholes values represent weighted averages
     Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of options valued in 2005 was estimated based on historical data. The expected life of the options, valued in 2006 with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. For 2006, expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. For 2005, expected volatility was derived from the Company’s historical volatility data. The Company utilized historical data to estimate share option exercise and employee departure behavior.
     The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $4,000 and $416,000, respectively, compared with $219,000 and $4.4 million during the three and nine months ended September 30, 2005. Net cash received on exercise of stock options was $1,000 and $119,000 during the three and nine month periods ended September 30, 2006, respectively, compared with $92,000 and $2.6 million during the three and nine months ended September 30, 2005. As of September 30, 2006, there was $9.3 million of total unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 4.4 years compared with $2.9 million of unrecognized compensation cost over a weighted average period of 2.3 years at September 30, 2005.
     Set forth below is a summary of stock option transactions for the nine months ended September 30, 2006:

	1987 Stock Option Plan
		Average
		Option		Remaining
	Number of	Price per	Aggregate Intrinsic	Contractual
	Shares	Share($)	Value($)	Term
Outstanding options at December 31, 2005	624,481	23.86
Granted (a) (c)	121,528	9.25
Expired	—	—
Cancelled (b) (c)	(609,833)	24.23
Exercised	(14,771)	8.09

Outstanding options at September 30, 2006	121,405	9.25	3.6 million	2.5 years

Options exercisable at September 30, 2006	121,405	9.25	3.6 million	2.5 years
Options expected to vest	—

(a)	Represents 121,528 fully vested options to purchase Class A-1 common stock that were issued upon modification of 359,582 previously issued stock options in connection with the Merger.

(b)	Includes 1,000 unvested shares cancelled upon termination of employment, 249,251 vested options settled in connection with the Merger, and 359,582 options modified and converted into 121,528 options to purchase Class A-1 common stock in connection with the Merger.

(c)	Excludes 448 options that were converted to options to purchase Class A-1 common stock in connection with the Merger that had no modification to the terms of the options.

	2006 Management Stock Option Plan
		Average
		Option		Remaining
	Number of	Price per	Aggregate Intrinsic	Contractual
	Shares	Share($)	Value($)	Term
Outstanding options at December 31, 2005	—	—
Granted (a) (c)	1,239,000	37.51
Expired	—	—
Cancelled (b)	(361,332)	37.00
Exercised	—	—

Outstanding options at September 30, 2006	877,668	37.72	570,000	9.8 years
Options exercisable at September 30, 2006	—	—	—	—
Options expected to vest	702,134	37.72	456,000	9.8 years

(a)	Excludes 171,985 and 90,824 Performance-Based options granted in second quarter 2006 and third quarter 2006, respectively. Performance criteria have not been established with respect to these options and, accordingly, the options are not considered granted for accounting purposes.

(b)	Excludes 180,668 Performance-Based options originally issued in May 2006 that were cancelled and replaced in June 2006. Performance criteria have not been established with respect to these options and, accordingly, the options are not considered granted for accounting purposes.

(c)	Includes 57,317 and 30,257 Performance-Based options granted in second quarter 2006 and third quarter 2006, respectively. Performance criteria were established on the first vesting tranche with respect to the Performance-Based options.
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

Weighted-Average
	Number of	Grant-Date	Intrinsic
Restricted Stock Awards	Shares	Fair Value($)	Value ($)
Outstanding awards at December 31, 2005	14,000	121,000
Granted	—	—
Vested	14,000	121,000
Forfeited	—	—

Outstanding awards at September 30, 2006	—	—	—

Awards expected to vest	—	—	—
     In connection with the Merger (see Note B), all applicable forfeiture provisions of the outstanding restricted shares lapsed, to the extent not already lapsed. The Board of Directors cancelled all Restricted Stock Plans effective August 30, 2006 and shares can no longer be issued under the plans.
Other Compensation Plans
     The Company has in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 187,859 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. In August 2006, the Company distributed the dollar equivalent of 206,717 HealthMarkets shares. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At September 30, 2006 and December 31, 2005, the Company’s liability for future benefits payable under the programs was $3.1 million and $10.6 million, respectively.
     For the nine-months ended September 30, 2006, the Company recognized a tax benefit of $1.3 million on the exercise and settlement of stock options and lapse of restrictions on restricted stock. This tax benefit was based on the amount the allowable deduction on exercises, lapse of restrictions, and settlements of options exceeded the expense recognized for financial reporting purposes. This additional tax benefit of $1.3 million was included in additional paid-in capital for financial reporting purposes and financing activities in the Company’s Consolidated Condensed Statement of Cash Flows.
NOTE N — TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its previously announced Merger and as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners; in particular, Chinh E. Chu and Matthew Kabaker serve as Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Nathaniel Zilkha serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.
     In connection with the closing of the Merger, HealthMarkets entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners pursuant to which those parties agreed to provide to the Company ongoing monitoring, advisory and consulting services. At the date of the Merger, the Company paid to the advisory affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners fees in the aggregate amount of $12.5 million in accordance with the Transaction and Monitoring Fee Agreements and has expensed approximately $9.4 million through September 30, 2006. In addition, in accordance with the Transaction and Monitoring Fee Agreements, at the date of the Merger, the Company paid to the affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners fees in the aggregate amount of approximately $3.7 million related to services rendered by such parties from the September 15, 2005 (the Plan of Merger date) to December 31, 2005. This amount was expensed at the date of the Merger and was included in the Merger transaction costs
     In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners have agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners will be entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company. In connection with the sale on July 11, 2006 of substantially all of the assets comprising its Star HRG operations, the Company will remit to The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners the amount of $941,000, $386,000 and $193,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements. On October 20, 2006, the Company entered into an asset purchase agreement, pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Company’s Student Insurance Division. See Note C. Completion of the transaction is subject to satisfaction of customary closing conditions, including receipt of various third party consents. Upon completion of the transaction, in accordance with the terms of the Future Transaction Fee Agreements, the Company has agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners the amount of $619,000, $254,000 and $127,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.
     Pursuant to the terms of an advisory agreement, The Blackstone Group has agreed to provide certain financial and mergers and acquisition advisory services to MEGA. In accordance with the terms of the advisory agreement, during the three months ended September 30, 2006, MEGA paid to an advisory affiliate of The Blackstone Group a one-time investment banking fee in the amount of $1.5 million in connection with MEGA’s sale on July 11, 2006 of substantially all of the assets comprising its Star HRG operations. On October 20, 2006, the Company entered into an asset purchase agreement, pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Company’s Student Insurance Division. See Note C. Completion of the transaction is subject to satisfaction of customary closing conditions, including receipt of various third party consents. Upon completion of the transaction, in accordance with the terms of the advisory agreement, MEGA has agreed to pay to an advisory affiliate of the Blackstone Group a one-time investment banking fee in the amount of $1.0 million in connection with the transaction. The terms of the advisory agreement were approved by the Oklahoma Insurance Department effective September 21, 2006. The Company has also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the advisory services and to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement.

     The Company also entered into a placement agreement, dated as of August 18, 2006, with The Blackstone Group pursuant to which the Company paid to an advisory affiliate of The Blackstone Group a fee in the amount of $1.5 million for securities placement and structuring services in connection with a private placement of securities by Grapevine Finance LLC effected on August 16, 2006. See Note F The Company has also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the placement services and agreed to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The Company’s business segments include: (i) Insurance (which includes the businesses of the Self-Employed Agency Division, the Student Insurance Division (See Note C of the Notes to Consolidated Condensed Financial Statements), the Star HRG Division (See Note D of Notes of the Consolidated Condensed Financial Statements), the Life Insurance Division and Other Insurance), and (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, the operations of the Company’s AMLI Realty Co. subsidiary, certain other general expenses related to corporate operations, interest expense on corporate debt, merger transaction expenses and variable stock-based compensation).
     On April 5, 2006, HealthMarkets completed its previously announced merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million.
     The Company has accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company were maintained. In connection with the merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company. See Note B of Notes to Consolidated Condensed Financial Statements.
     During the three months ended June 30, 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the period (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note B of Notes to Consolidated Condensed Financial Statements. The Company did not incur any additional Merger transaction costs in the three months ended September 30, 2006.
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. As part of the transaction, The MEGA Life and Health Insurance Company (“MEGA”) and The Chesapeake Life Insurance Company (“Chesapeake”) transferred to an insurance affiliate of CIGNA Corporation on a 100% coinsurance basis the entire in-force block of group accident and health business written by MEGA and Chesapeake associated with the Star HRG business. In accordance with the terms of separate administrative services agreements, a unit of CIGNA Corporation agreed to provide all administrative services, in the name of and on behalf of MEGA and Chesapeake, with respect to the in-force block of Star HRG business. In connection with the sale of the Star HRG unit, the Company recorded, in the third quarter of 2006, a pre-tax gain in the amount of approximately $101.0 million. See Note D of the Notes to Consolidated Condensed Financial Statements.

     On October 20, 2006, the Company entered into an asset purchase agreement, pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Company’s Student Insurance Division. The asset purchase agreement contemplates that the Company’s domestic insurance subsidiaries, MEGA, Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and Chesapeake will transfer to an insurance affiliate of UnitedHealth Group on a 100% coinsurance basis the entire in-force block of group student accident and health business written by MEGA, Mid-West and Chesapeake associated with Student Insurance Division business during the coinsurance period. The agreement further contemplates that, in accordance with the terms of separate administrative services agreements, a unit of UnitedHealth Group will provide all administrative services, in the name of and on behalf of MEGA, Mid-West and Chesapeake, with respect to the in-force block of Student Insurance Division business. Completion of the transaction is subject to satisfaction of customary closing conditions, including receipt of various third party consents. The Company currently expects the transaction to close on or about November 30, 2006. Upon completion of the transaction, the Company expects to record a pre-tax gain in the amount of approximately $95.0 million. The Company has classified the assets and liabilities of the Student Insurance Division as held for sale on its Consolidated Condensed Balance Sheet. See Note C of the Notes to Consolidated Condensed Financial Statements.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$395,557	$452,706	(12.6)%	$1,286,587	$1,406,226	(8.5)%
Life premiums and other considerations	16,664	15,579	7.0%	49,144	45,020	9.2%

Total premium	412,221	468,285	(12.0)%	1,335,731	1,451,246	(8.0)%
Investment income	25,699	23,961	7.3%	77,012	70,936	8.6%
Other income	25,456	27,310	(6.8)%	76,790	81,174	(5.4)%
Gains on sale of investments	99,192	619	NM	101,733	2,118	NM

Total revenues	562,568	520,175	8.1%	1,591,266	1,605,474	(0.9)%
Benefits and Expenses
Benefits, claims, and settlement expenses	226,881	242,859	(6.6)%	755,403	810,360	(6.8)%
Underwriting, policy acquisition costs, and insurance expenses	134,559	157,427	(14.5)%	435,163	475,469	(8.5)%
Stock appreciation expense	2,294	5,943	(61.4)%	3,024	4,733	(36.1)%
Other expenses	27,782	19,574	41.9%	130,193	57,267	NM
Interest expense	13,421	1,617	NM	27,759	4,297	NM

Total expenses	404,937	427,420	(5.3)%	1,351,542	1,352,126	0.0%

Income from continuing operations before income taxes	157,631	92,755	69.9%	239,724	253,348	(5.4)%
Federal income taxes	65,496	32,083	104.1%	96,628	87,876	10.0%

Income from continuing operations	92,135	60,672	51.9%	143,096	165,472	(13.5)%
Income (loss) from discontinued operations (net of income tax)	301	373	(19.3)%	20,663	(440)	NM

Net income	$92,436	$61,045	51.4%	$163,759	$165,032	(0.8)%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$365,599	$380,454	$1,095,369	$1,160,716
Student Insurance Division	57,171	63,495	193,085	215,729
Star HRG Division	(667)	35,773	75,296	111,500
Life Insurance Division	21,973	20,753	65,801	61,080
Other Insurance	8,006	8,037	27,327	25,446

Total Insurance	452,082	508,512	1,456,878	1,574,471

Other Key Factors	9,746	11,752	34,227	31,553
Gain on sale of Star HRG	101,015	—	101,015	—
Intersegment Eliminations	(275)	(89)	(854)	(550)

Total revenues from continuing operations	$562,568	$520,175	$1,591,266	$1,605,474

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Income(loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$71,149	$101,769	$200,288	$248,095
Student Insurance Division	2,534	(7,659)	9,743	(10,960)
Star HRG Division	(240)	141	3,055	1,550
Life Insurance Division	1,865	1,124	4,021	5,330
Other Insurance	682	160	3,429	3,885

Total Insurance	75,990	95,535	220,536	247,900
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest expense on non-student loan indebtedness)	(17,080)	3,953	(30,784)	10,971
Merger transaction expenses	—	(790)	(48,019)	(790)
Gain on sale of Star HRG	101,015	—	101,015	—
Variable stock-based compensation expense	(2,294)	(5,943)	(3,024)	(4,733)

Total Other Key Factors	81,641	(2,780)	19,188	5,448

Total income from continuing operations before federal income taxes	$157,631	$92,755	$239,724	$253,348

     HealthMarkets’ results of operations for the three and nine months ended September 30, 2006 were particularly impacted by the following factors:

Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and nine months ended September 30, 2006 and 2005:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
			(Dollars in thousands)
Revenue:
Earned premium revenue	$333,260	$347,867	(4.2)%	$997,913	$1,061,114	(6.0)%
Investment income (1)	7,830	8,014	(2.3)%	23,806	24,851	(4.2)%
Other income	24,509	24,573	(0.3)%	73,650	74,751	(1.5)%

Total revenues	365,599	380,454	(3.9)%	1,095,369	1,160,716	(5.6)%
Expenses:
Benefit expenses	176,007	152,855	15.1%	528,077	527,629	0.1%
Underwriting and policy acquisition expenses (1)	104,132	113,275	(8.1)%	322,288	344,883	(6.6)%
Other expenses	14,311	12,555	14.0%	44,716	40,109	11.5%

Total expenses	294,450	278,685	5.7%	895,081	912,621	(1.9)%

Operating income	$71,149	$101,769	(30.1)%	$200,288	$248,095	(19.3)%

Other operating data:
Loss ratio (2)	52.8%	43.9%		52.9%	49.7%
Expense ratio (3)	31.2%	32.6%		32.3%	32.5%

Combined ratio	84.0%	76.5%		85.2%	82.2%

Average number of writing agents in period	2,137	1,901		2,186	2,121
Submitted annualized volume (4)	$194,455	$168,580		$613,509	$571,458

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     The SEA Division reported operating income in the three and nine month periods ended September 30, 2006 of $71.1 million and $200.3 million, respectively, compared to operating income of $101.8 million and $248.1 million in the corresponding 2005 periods. The decrease in operating income in the three-month period ended September 30, 2006 was primarily due to an increase in the loss ratio, including the refinements discussed below (from 43.9% in the 2005 three-month period to 52.8% in the 2006 three-month period).
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and nine month periods ended September 30, 2006 was 21.3% and 20.1%, respectively, compared to operating margin of 29.3% and 23.4% in the corresponding 2005 periods. The decrease in operating margin in the three and nine months ended September 30, 2006 compared to the operating margin in the year-earlier period was attributable primarily to the period-over-period increase in the loss ratio as discussed below.
     The loss ratio for the three and nine months ended September 30, 2006, increased as a result of the migration to health insurance products expected to provide a higher proportion of the premium as benefits. In addition, the loss ratio increased due to the Company’s decision to not implement material rate increases in the current year. Excluding the current and prior year refinements discussed below, the Company’s loss ratios for the three and nine months ended September 30, 2006 were 59.3% and 56.2% compared to 53.5% and 53.6% for the comparable 2005 periods.
     Results for the three and nine months ended September 30, 2006 reflected a benefit in the amount of $21.7 million attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. Approximately $11.2 million of the benefit was due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. The calculation of the claim liability now distinguishes between more mature products with reliable historical data and newer or lower volume products that have not established a reliable historical trend. An additional adjustment to the claim liability (approximately $10.5 million) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up, to the aggregate maximum amount of the contract. This adjustment reflects both the actual historical data for the ACE rider and historical data derived from other products. Previously, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient historical data related to the ACE rider product to provide accurate and reliable completion factors. In the second quarter of 2006 the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million.
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
     In the three and nine months ended September 30, 2006, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) increased to $194.5 million and $613.5 million, respectively, from $168.6 million and $571.5 million in the corresponding 2005 periods. The period-over-period increase in submitted annualized premium volume was attributable primarily to an increase in the average number of writing agents in the field; the average number of writing agents for the three months ended September 30, 2006 was 2,137, compared to 1,901 in the corresponding 2005 period. In addition, the amount of submitted annualized premium volume submitted per writing agent increased by 3.6% for the three months ended September 30, 2006 compared to the year earlier period.
     The Company believes the increase in submitted annualized volume can be directly associated with the several new initiatives established in the fourth quarter of 2005 designed to (a) increase the competitiveness of the product offerings and (b) increase the average number of writing agents and agent productivity through the use of commission incentive programs.

Student Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Student Insurance Division for the three and nine months ended September 30, 2006 and 2005:

	Student Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$55,563	$61,643	(9.9)%	$188,224	$209,983	(10.4)%
Investment income (1)	1,104	1,245	(11.3)%	3,711	4,468	(16.9)%
Other income	504	607	(17.0)%	1,150	1,278	(10.0)%

Total revenues	57,171	63,495	(10.0)%	193,085	215,729	(10.5)%
Expenses:
Benefit expenses	36,414	51,251	(28.9)%	131,660	169,377	(22.3)%
Underwriting and policy acquisition expenses (1)	18,223	19,903	(8.4)%	51,682	57,312	(9.8)%

Total expenses	54,637	71,154	(23.2)%	183,342	226,689	(19.1)%

Operating income (loss)	$2,534	$(7.659)	NM	$9,743	$(10,960)	NM

Other operating data:
Loss ratio (2)	65.5%	83.1%		69.9%	80.7%
Expense ratio (3)	32.8%	32.3%		27.5%	27.3%

Combined ratio	98.3%	115.4%		97.4%	108.0%

NM: Not Meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Student Insurance Division (which offers tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating income in the three and nine month periods ended September 30, 2006 of $2.5 million and $9.7 million, respectively, compared to operating losses of $(7.7) million and $(11.0) million in the corresponding 2005 periods. The improved results at the Student Insurance Division in the 2006 three and nine-month periods reflected a significant decrease in the loss ratio, from 83.1% and 80.7% in the third quarter and first nine months of 2005, respectively, to 65.5% and 69.9% in the corresponding periods of 2006. The decrease in the loss ratio and the decrease in earned premium (from $61.6 million and $210.0 million in the third quarter and first nine months of 2005, respectively, to $55.6 million and $188.2 million in the corresponding periods of 2006) were due primarily to the non-renewal of certain underperforming accounts for the 2005-2006 school year. In addition, the effective commission rates decreased due to a reduction in commission rates for internal and external agents and the discontinuation of the short-term business (associated with higher commission rates).
     Partially offsetting the improvement in the loss ratio and effective commission rate, administrative expenses as a percentage of earned premium in the three months ended September 30, 2006 increased slightly, as certain fixed administrative costs were spread over a lower premium base.
     On October 20, 2006, the Company entered into an asset purchase agreement pursuant to which UnitedHealth Group Incorporated will acquire substantially all of the assets comprising the Student Insurance Division. See Note C of Notes to Consolidated Condensed Financial Statements.
     Star HRG Division
     On July 11, 2006, the Company completed the sale to units of the CIGNA Corporation of substantially all of the assets comprising its Star HRG operations. See Note D of the Notes to Consolidated Condensed Financial Statements. Set forth below is certain summary financial and operating data for the Company’s Star HRG Division for the three and nine months ended September 30, 2006 and 2005:

	Star HRG Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$(877)	$35,355	NM	$74,079	$109,975	(32.6)%
Investment income (1)	—	167	NM	369	525	(29.7)%
Other income	210	251	(16.3)%	848	1,000	(15.2)%

Total revenues	(667)	35,773	NM	75,296	111,500	(32.5)%
Expenses:
Benefit expenses	(1,213)	22,752	NM	46,571	69,902	(33.4)%
Underwriting and policy acquisition expenses (1)	786	12,880	NM	25,670	40,048	(35.9)%

Total expenses	(427)	35,632	NM	72,241	109,950	(34.3)%

Operating income (loss)	$(240)	$141	NM	$3,055	$1,550	97.1%

Other operating data:
Loss ratio (2)	NM	64.4%		62.9%	63.6%
Expense ratio (3)	NM	36.4%		34.7%	36.4%

Combined ratio	NM	100.8%		97.6%	100.0%

NM: Not Meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefits expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Company’s Star HRG Division (which designs, markets and administers limited benefit health insurance plans for entry level, high turnover, and hourly employees) reported operating income (loss) for the three and nine month periods ended September 30, 2006 in the amount of $(240,000) and $3.1 million, respectively, compared to operating income of $141,000 and $1.6 million in the corresponding 2005 periods. The results for the three and nine months ended September 30, 2006 reflect operations only through July 11, 2006, the date of sale and subsequent adjustments related to the sale. The improved operating results for the nine months ended September 30, 2006 were due primarily to a decrease in the administrative expense, reflecting the effects of actions taken in the fourth quarter of 2005 to reduce overall administrative costs.
     Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and nine months ended September 30, 2006 and 2005:

	Life Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$16,643	$15,654	6.3%	$49,220	$45,355	8.5%
Investment income (1)	5,025	5,096	(1.4)%	15,207	15,244	(0.2)%
Other income	305	3	NM	1,374	481	NM

Total revenues	21,973	20,753	5.9%	65,801	61,080	7.7%
Expenses:
Benefit expenses	10,788	9,920	8.8%	33,510	29,508	13.6%
Underwriting and acquisition expenses (1)	9,320	9,709	(4.0)%	28,270	26,242	7.7%

Total expenses	20,108	19,629	2.4%	61,780	55,750	10.8%

Operating income	$1,865	$1,124	65.9%	$4,021	$5,330	(24.6)%

NM: Not Meaningful

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three and nine month periods ended September 30, 2006 of $1.9 million and $4.0 million, respectively, compared to operating income of $1.1 million and $5.3 million in the corresponding 2005 periods. The decrease in operating income for the nine month period ended September 30, 2006 compared to the corresponding 2005 period was primarily attributable to an increase in death claims during the first half of 2006 and an increase in administrative expenses, due to a decrease in capitalized deferred acquisition costs (commissions and administration costs) related to a decline in first year sales volume.
     In the three and nine months ended September 30, 2006, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $4.9 million and $16.4 million, respectively, compared to $8.1 million and $26.3 million in the corresponding 2005 periods. Annualized paid premium volume for the quarter and nine months was negatively impacted by the introduction of redesigned products which are expected to improve return on capital to desired levels and by service issues associated with an outside vendor that assisted with gathering key underwriting information.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items. Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three and nine months ended September 30, 2006 and 2005:

	Other Key Factors
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(Dollars in thousands)
Investment income on equity	$8,487	$8,869	(4.3)%	$25,669	$22,215	15.5%
Realized gain on sale of Star HRG	101,015	—	NM	101,015	—	NM
Realized gain on investments	814	618	31.7%	3,355	2,118	58.4%
Expense related to early extinguishment of debt	(2,637)	—	NM	(2,637)	—	NM
Merger transaction expenses	—	(790)	NM	(48,019)	(790)	NM
Interest expense on non-student loan debt	(11,750)	(296)	NM	(23,060)	(828)	NM
Variable stock-based compensation benefit (expense)	(2,294)	(5,943)	(61.4)%	(3,024)	(4,733)	(36.1)%
General corporate expenses and other	(11,994)	(5,238)	129.0%	(34,111)	(12,534)	NM

Operating income (expense)	$81,641	$(2,780)	NM	$19,188	$5,448	NM

     The Other Key Factors segment reported operating income in the three and nine month periods ended September 30, 2006 of $81.6 million and $19.2 million, respectively, compared to operating income (loss) of $(2.8) million and $5.4 million in the corresponding 2005 periods.
     The increase in operating income in the Other Key Factors segment in the 2006 periods reflects the realized gain of approximately $101.0 million on the sale of substantially all of the assets comprising the Company’s Star HRG operations completed in the third quarter (See Note D to Notes to Consolidated Condensed Financial Statements). Results in the nine months ended September 30, 2006 also included Merger transaction costs in the amount of $(48.0) million. The increase in interest expense in the 2006 periods was due to the Merger-related indebtedness incurred in the second quarter of 2006. In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. See Note E of Notes to Consolidated Condensed Financial Statements.
     Other significant items affecting the 2006 quarter-over-2005 quarter results in the Other Key Factors segment included an increase in unallocated corporate overhead for the three and nine months ended September 30, 2006 to $(12.0) million and $(34.1) million, respectively, compared to $(5.2) million and $(12.5) million incurred in the comparable periods in 2005. These additional overhead expenses were principally associated with the previously announced name change, corporate branding and monitoring fees.
Discontinued Operations
     In the three and nine months ended September 30, 2006, the Company reported income from discontinued operations in the amount of $301,000, net of tax ($0.01 per diluted share) and $20.7 million, net of tax ($0.56 per diluted share), respectively, compared to income (loss) from discontinued operations of $373,000, net of tax ($0.01 per diluted share) and $(440,000), net of tax ($(0.01) per diluted share), respectively, in the corresponding 2005 periods. The income for the three and nine month periods of 2006 consisted primarily of a tax benefit attributable to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items that are currently recoverable as a result of the sale of Star HRG at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the 2003 sale of the Company’s former student finance subsidiary.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the nine months ended September 30, 2006, net cash provided by operations totaled approximately $111.8 million, compared to $142.8 million in the corresponding period of 2005. The change in the operating cash flow is due primarily to the fees and expenses related to the Merger charged to income during the second quarter of 2006.
     HealthMarkets, Inc., is a holding company, the principal assets of which are its investment in its wholly-owned subsidiary, HealthMarkets, LLC, to which, in connection with the Merger, HealthMarkets, Inc. contributed substantially all of its assets and liabilities. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The agreements governing certain indebtedness incurred by the Company in connection to the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
     In the Merger, HealthMarkets’ former public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million.
     At September 30, 2006 and December 31, 2005, the aggregate cash and cash equivalents held at both the holding company level and HealthMarkets, LLC was $107.8 million and $151.4 million, respectively. In connection with the Merger, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger during the second quarter. Of this total cash expended, $47.4 million ($38.2 million, net of tax) was expensed and charged to income in the period (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Condensed Statement of Income), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which prepaid monitoring fees and capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Condensed Balance Sheet). See Note E of Notes to Consolidated Condensed Financial Statements. The Company did not incur any additional Merger transaction expenses in the three months ended September 30, 2006.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2006 (through October 31, 2006), the Company’s domestic insurance subsidiaries declared and paid dividends to HealthMarkets, LLC in the amount of $355.9 million, including extraordinary dividends in the amount of $224.7 million. The extraordinary dividends consisted of a non-cash dividend in the amount of $150.7 million paid by MEGA to HealthMarkets, LLC (See Note F of the Notes to Consolidated Condensed Financial Statements) and a cash dividend in the amount of $74.0 million declared on September 14, 2006 and paid by MEGA to HealthMarkets, LLC on October 6, 2006. The cash dividend in the amount of $74.0 million was originally scheduled as an ordinary dividend, but became extraordinary because the prior non-cash dividend in the amount $150.7 million exceeded the annual statutory limit for ordinary dividends payable by MEGA to HealthMarkets, LLC. The remaining amount of ordinary dividends in calendar year 2006 that could be paid by the Company’s domestic insurance subsidiaries to HealthMarkets, LLC is approximately $8.0 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance subsidiaries to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements. The agreements governing certain indebtedness incurred by the Company in connection to the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
     As previously disclosed, on March 3, 1997, the Company and Special Investment Risks, Limited (“SIR”) entered into a Sale of Assets Agreement (as amended by Amendments Nos. 1, 2, 3, and 4 thereto), effective as of January 1, 1997 ( the “Asset Sale Agreement”), providing for the transfer and sale to the Company of substantially all of the equipment, fixed assets and contracts associated with SIR’s former United Group Association, Inc., a general agency. On May 19, 2006, the Company and SIR executed a Termination Agreement, pursuant to which (a) SIR received an aggregate of $47.5 million, (b) certain obligations under the Asset Sale Agreement were discharged in full, (c) SIR released the Company and certain of its subsidiaries from all liability under the Asset Sale Agreement, and (d) the Asset Sale Agreement was terminated. In addition, the Company and SIR agreed, respectively, to indemnify the other party for all losses, damages and other liabilities incurred in connection with the breach of any covenant, agreement, representation or warranty made by the respective party under the terms of the Termination Agreement. The Company recorded the transaction as additional purchase price of $47.5 million, which amount is classified in Goodwill and other intangible assets on the Company’s Consolidated Condensed Balance Sheet. The Company will amortize the intangible over a period of twenty-five years.
     At September 30, 2006, the Company, through HealthMarkets, LLC, had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $556.1 million. During the quarter ended September 30, 2006, in addition to a voluntary prepayment of $60.0 million, the Company made a required quarterly principal payment in the amount of $1.25 million on its $500.0 million term loan. At December 31, 2005, the holding company had outstanding consolidated long-term indebtedness (exclusive of indebtedness incurred under its secured student loan credit facility) in the amount of $15.5 million. This debt was subsequently transferred to HealthMarkets, LLC in connection with the Merger. See Note E of Notes to Consolidated Condensed Financial Statements for a discussion of indebtedness incurred in connection with the Merger (which closed on April 5, 2006)
Contractual Obligations and Off Balance Sheet Obligations
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
     Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at September 30, 2006 and December 31, 2005 (dollars in thousands):

	At September 30, 2006	At December 31, 2005
Corporate indebtedness	$556,070	$15,470
Student loan credit facility	122,900	130,900
Future policy benefits	450,795	447,992
Claim liabilities	475,582	484,477
Capital lease obligations	1,942	3,490

Total	$1,607,289	$1,082,329

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
     At each of September 30, 2006, and December 31, 2005, the Company had $9.6 million and $5.2 million,

respectively, of letters of credit outstanding relating to its insurance operations.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     Some of the matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially from those included in the forward-looking statements. Factors that could cause actual results to differ materially from those included in the forward-looking statements include, but are not limited to, the following:
•	general economic conditions;

•	the continued ability of the Company to compete for customers and insureds in an industry where many of its competitors may have greater market share and/or greater financial resources;

•	the Company’s ability to accurately estimate medical claims and control costs;

•	changes in government regulation that could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states;

•	the Company’s failure to comply with new or existing government regulation that could subject it to significant fines and penalties;

•	changes in the relationship between the Company and the membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries;

•	changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis);

•	significant liabilities and costs associated with litigation;

•	failure of the Company’s information systems to provide timely and accurate information, including failures related to the ongoing implementation of a new accounting and financial reporting system that is expected to be operational on January 2, 2007;

•	negative publicity regarding the Company’s business practices and/or regarding the health insurance industry in general;

•	the Company’s inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers;

•	failure of the Company’s regulated insurance company subsidiaries to maintain their current ratings by A.M. Best Company, Fitch and/or Standard & Poor’s;

•	the other risk factors set forth in the reports filed by the Company from time to time with the Securities and Exchange Commission.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2006. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, including William J. Gedwed (the Chief Executive Officer) and Michael E. Boxer (the Principal Financial Officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s Disclosure Controls as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its periodic Securities and Exchange Commission filings is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note J of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005 under the caption “Item 3 - Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note J to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the nine months ended September 30, 2006, the Company issued an aggregate of 65,540 unregistered shares of its Class A-1 common stock to certain newly-appointed executive officers and directors of the Company. In particular, on June 20, 2006, Steven J. Shulman (a Director of the Company) purchased 20,270 shares of the Company’s Class A-1 common stock for aggregate consideration of $750,000 (or $37 per share); on July 5, 2006, Allen F. Wise (the Company’s Chairman of the Board of Directors) purchased 27,027 shares of the Company’s Class A-1 common stock for an aggregate consideration of $1.0 million (or $37 per share); and on September 29, 2006, Michael E. Boxer (the Executive Vice President and Chief Financial Officer of the Company) purchased 18,243 shares of the Company’s Class A-1 common stock for aggregate consideration of $700,000 (or $38.37 per share). All such sales of securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sales were used for general corporate purposes.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the six-month period ended September 30, 2006, pursuant to the terms of the Company’s agent stock accumulation plans established for the benefit of the Company’s agents (See Note L of the Notes to Consolidated Condensed Financial Statements):

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Shares That May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under The
Period	Purchased(1)	Share ($)	Programs	Plan or Program
4/1/06-4/30/06	41,111	37.00	—	—
5/1/06-5/31/06	19,566	36.88	—	—
6/1/06-6/30/06	28,234	37.00	—	—
7/1/06-7/31/06	47,111	37.94	—	—
8/1/06-8/31/06	21,460	38.26	—	—
9/1/06-9/30/06	5,698	38.37	—	—

Totals	163,180	37.47	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 163,180 shares purchased with respect to the stock accumulation plans established for the benefit of Company’s agents.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on October 12, 2006. As of September 12, 2006, the record date for the meeting, 29,818,044 shares of common stock were issued and outstanding. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld/Against
Allen F. Wise	26,410,033.5182	0
William J. Gedwed	26,410,033.5182	0
Chinh E. Chu	26,410,033.5182	0
Adrian M. Jones	26,410,033.5182	0
Mural R. Josephson	26,410,033.5182	0
Matthew S. Kabaker	26,410,033.5182	0
Andrew S. Kahr	26,410,033.5182	0
Kamil M. Salame	26,410,033.5182	0
Steven J. Shulman	26,410,033.5182	0
Nathaniel M. Zilka	26,410,033.5182	0
     The results of the voting for the proposal to ratify the change in corporate name from “UICI” to “HealthMarkets, Inc.” were as follows:

For	Against	Abstain
26,410,033.5182	0	0
     The results of the voting for the proposal to approve of the HealthMarkets 2006 Management Stock Option Plan were as follows:

For	Against	Abstain
26,410,033.5182	0	0
     The results of the voting for the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the accounts of the Company for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstain
26,410,033.5182	0	0

ITEM 6 — EXHIBITS
(a) Exhibits.

Exhibit
No.	Description
10.1	Nonqualified Stock Option Agreement between HealthMarkets, Inc. and Andrew S. Kahr, dated as of August 30, 2006, filed as Exhibit 10.1 to the current report on Form 8-K dated September 6, 2006, File No. 001-14953 and incorporated by reference herein.

10.2	Employment Agreement, dated as of September 26, 2006 by and between HealthMarkets, Inc. and Michael E. Boxer filed as Exhibit 10.1 to the current report on Form 8-K dated September 29, 2006, File No. 001-14953 and incorporated by reference herein.

10.3	Nonqualified Stock Option Agreement, dated as of September 26, 2006, between HealthMarkets, Inc. and Michael E. Boxer filed as Exhibit 10.2 to the current report on Form 8-K dated September 29, 2006, File No. 001-14953 and incorporated by reference herein.

10.4	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P.

10.5	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc. and Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthMarkets, Inc.

(Registrant)

Date: November 8, 2006	/s/ William J. Gedwed

William J. Gedwed, President, Chief Executive Officer and Director

Date: November 8, 2006	/s/ Michael E. Boxer

Michael E. Boxer, Executive Vice President and Chief Financial Officer

Date: November 8, 2006	/s/ Mark D. Hauptman

Mark D. Hauptman, Chief Accounting Officer