Form 10-K
period 2006-12-31
HealthMarkets, Inc.
filed 2007-04-02
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file no. 001-14953

HealthMarkets, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-2044750 (IRS Employer Identification No.)
9151 Boulevard 26 North Richland Hills, Texas (Address of principal executive offices)	76180 (Zip Code)

Registrant’s telephone number, including area code:
(817) 255-5200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A-2 common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock (representing approximately 88.62% of its common equity at March 10, 2007) is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. Accordingly, as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of March 10, 2007, there were 26,892,160.2016 outstanding shares of Class A-1 common stock and 3,454,835.0000 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the annual meeting of stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

Introduction

HealthMarkets, Inc. and its subsidiaries are collectively referred to throughout this Annual Report on Form 10-K as the “Company” or “HealthMarkets” and may also be referred to as “we,” “us” or “our.”

We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association groups and small businesses.

HealthMarkets is a holding company, and we conduct our insurance businesses through our indirect, wholly-owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

Through our Self-Employed Agency Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. Commencing in 2006, we began to offer on a selective state-by-state basis a new suite of health insurance products to the self-employed and individual market, including a basic medical-surgical expense plan, catastrophic expense PPO plans and catastrophic expense consumer guided health plans.

We market these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (the principal marketing division of The MEGA Life and Health Insurance Company) and Cornerstone America (the principal marketing division of Mid-West National Life Insurance Company of Tennessee), which are our “dedicated” agency sales forces that primarily sell the Company’s products. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,100 independent writing agents per week in the field selling health insurance to the self employed market in 44 states.

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

ZON Re USA LLC (an 82.5%-owned subsidiary) underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”).

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note B of Notes to Consolidated Financial Statements. As a result of the Merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand in the amount of approximately $42.8 million.

Our operating segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency (SEA) Division, the Life Insurance Division and Other Insurance, (b) Other Key Factors, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items, and (c) Disposed Operations, which includes the Company’s former Star HRG and former Student Insurance Division (which operations were sold on July 11, 2006 and December 1, 2006, respectively). See Note T of Notes to Consolidated Financial Statements for financial information regarding our segments.

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

As of March 30, 2007, approximately 88% of our common equity securities are held by affiliates of three private equity investors, and as such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our web site at www.healthmarkets.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Recent Developments — Sales of Former Student Insurance Division and Star HRG Division

Our results of operations in 2006 reflected significant gains realized from the sales of our former Star HRG operations and Student Insurance Division, completed on July 11, 2006 and December 1, 2006, respectively. In particular, in 2006 we recognized pre-tax gains in the amount of approximately $101.5 million and $100.2 million in connection with the sale of Star HRG Division and the Student Insurance Division, respectively.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C of Notes to Consolidated Financial Statements for a further discussion of the terms of the sales of the Star HRG Division and the Student Insurance Division.

Ratings

Our principal insurance subsidiaries are rated by A.M. Best, Fitch and Standard & Poor’s (“S&P”). Set forth below are financial strength ratings of the principal insurance subsidiaries.

	A.M. Best	Fitch	S&P

MEGA	“A−” (Excellent)	“A−” (Strong)	“BBB+” (Good)
Mid-West	“A−” (Excellent)	“A−” (Strong)	“BBB+” (Good)
Chesapeake	“A−” (Excellent)	“BBB+” (Good)	“BBB” (Good)

In the table above, the A.M. Best’s ratings carry a “negative” outlook and the Fitch and S&P ratings carry a “stable” outlook.

In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy, profitability, leverage and liquidity, book of business, quality and estimated market value of assets, adequacy of policy liabilities, experience and competency of management, and operating profile. A.M. Best’s ratings currently range from “A++ (Superior)” to “F (Liquidation).” A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s ratings range from “AAA”

(Exceptionally Strong) to “C” (Very Weak). S&P’s financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Standard & Poor’s financial strength ratings range from “AAA” (Extremely Strong) to “CC” (Extremely Weak).

A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bbb−” (Good) with a “watch negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (Exceptional) to “d” (In Default).

Fitch has assigned to HealthMarkets, Inc. a long term issuer default rating of “BBB” (Good) with a “stable” outlook. Fitch’s long term issuer default rating is a current opinion of an obligor’s ability to meet all of its most senior financial obligations on a timely basis over the term of the obligation. Fitch’s long term issuer default ratings range from “AAA” (Exceptionally Strong) to “D” (Default).

Standard & Poor’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB+” (Less Vulnerable) with a “stable” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. Standard & Poor’s counterparty credit ratings range from “AAA” (Extremely Strong) to “D” (Default).

Insurance Segment

Self-Employed Agency Division

Through our Self-Employed Agency Division, we offer a broad range of health insurance products for the individual and self-employed market (i.e., self-employed individuals and individuals who work for small businesses) and products for the small (2-15 members) employer group market. The Self-Employed Agency Division generated revenues of $1.462 billion, $1.526 billion and $1.496 billion, representing 68%, 72% and 72% of our total revenue in 2006, 2005 and 2004, respectively. We currently have in force approximately 350,000 health insurance policies issued or coinsured by the Company.

We offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses:

Our Traditional Health Products

Our traditional health insurance plan offerings for the self-employed market have included the following:

•	Our Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits, and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a “scheduled benefit” nature, and, as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be lower than future premium increases on our catastrophic policy.

•	Our Preferred Provider Plan incorporates features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network.

•	Our Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging

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

Each of our traditional health insurance products is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. We offer as an optional benefit the Accumulated Covered Expense (“ACE”) rider that provides for catastrophic coverage on our Scheduled/Basic plans for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. The rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider.

Our CareOne Product Suite

In the first quarter of 2006, the Company introduced and began offering its new CareOne product portfolio to the self-employed and individual market. As CareOne products are approved in various states, the Company intends over time to replace its traditional health insurance product offerings with its new CareOne products.

The new CareOne product portfolio includes a new Basic Medical/Surgical Expense Plan, two versions of a Catastrophic Expense PPO Plan and two versions of a Catastrophic Expense Consumer Guided Health Plan:

•	The CareOne Value Plan is a new Basic Medical/Surgical Expense Plan with a $2.0 million lifetime benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible and coinsurance. Covered inpatient and outpatient hospital charges are reimbursed up to pre-selected per-injury or sickness maximums. Surgeon, assistant surgeon, anesthesia, second surgical opinion, and ambulance services are also reimbursed to a scheduled maximum. Additional benefits are available through riders and include prescription drugs, emergency services and wellness care, among others. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our more comprehensive policies. As of January 1, 2007, the CareOne Value Plan had been approved for issuance in 30 states.

•	The CareOne Plan is a new Catastrophic Expense PPO Plan and provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan incorporates features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. This plan imposes greater policyholder cost sharing if the policyholder uses providers outside of the PPO network. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 80% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. As a premium and cost savings measure, this new plan limits payment for diagnostic services (e.g. X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to an increase as overall hospital care expenses rise. As of January 1, 2007, the CareOne Plan had been approved for issuance in 32 states.

•	The CareOne Plus Plan is a second new Catastrophic Expense PPO Plan and provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan also incorporates features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided.

This plan imposes greater policyholder cost sharing if the policyholder uses providers outside of the PPO network. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 80% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premium on these policies are subject to an increase as overall hospital care expenses rise. As of January 1, 2007, the CareOne Plus Plan had been approved for issuance in 32 states.

•	The CareOne Select Plan is a new Catastrophic Expense Consumer Guided Health Plan and provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan incorporates features of a “consumer guided” health plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a “Maximum Allowable Charge” (“MAC”), which is the maximum fee payable under the policy for a particular healthcare service. As a premium and cost savings measure, this new plan limits payment for diagnostic services (e.g., X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The MAC allows for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our catastrophic PPO policies. As of January 1, 2007, the CareOne Select Plan had been approved for issuance in 31 states.

•	The CareOne Select Plus Plan is a second new Catastrophic Expense Consumer Guided Health Plan and provides a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. This plan also incorporates features of a “consumer guided health” plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a MAC. The MAC allows for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our catastrophic PPO policies. As of January 1, 2007, the CareOne Select Plus Plan had been approved for issuance in 31 states.

These products are issued and sold by our subsidiaries, MEGA and Mid-West, and are distributed by independent agents associated with MEGA’s UGA — Association Field Services and Mid-West’s Cornerstone America marketing divisions.

Consumer Guided Health Plan Products

In the first quarter of 2005, we began to offer on a selective state-by-state basis a new suite of consumer guided health plans for the individual market. The Company’s consumer guided health plans incorporate features that enable consumers to assume a greater role in making healthcare decisions. Information is published on the internet and is available through customer support via the telephone to assist our customers in obtaining access to information about their benefits and healthcare provider cost and quality. The Company’s initial consumer guided health plan offerings — called the “Consumer Preference Plan” and the “Smart Consumer Plan” — were available in various states during 2005 and 2006, but are no longer available for purchase. These products were issued and sold by our subsidiary, MEGA, and were distributed by independent agents associated with MEGA’s UGA-Association Field Services marketing division.

2007 New Product Introductions

In the second quarter of 2007, we will introduce a new portfolio of Health Savings Account (“HSA”) qualified High Deductible Health Plans (“HDHPs”) to the self-employed market. This new product portfolio will include two new products — a PPO-based HSA-qualified product and a Consumer Guided Health Plan-based HSA-qualified product:

•	Our new PPO-based HSA-Qualified HDHPs have a $5.0 million lifetime maximum benefit for all injuries and sicknesses and a maximum benefit per year of $1.0 million. This plan incorporates features of a

“preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the calendar year. As an optional premium and cost savings measure, this plan can limit payment for diagnostic services (e.g. X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to increase as overall hospital care expenses rise.

•	Our new Consumer Guided Health Plan-based HSA-Qualified HDHPs have a $5.0 million lifetime maximum benefit for all injuries and sicknesses and a maximum benefit per year of $1.0 million. This plan incorporates features of a “consumer guided health” plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a MAC, which is the maximum fee payable under the policy for a particular healthcare service. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 100% as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the calendar year. As an optional premium and cost savings measure, this plan can limit payment for diagnostic services (e.g. X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The MAC allows for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be lower than future premium increases on our new PPO-based HSA-qualified product.

Subject to receipt of applicable regulatory approvals, the Company anticipates that these products will be issued and sold by our subsidiaries, MEGA and Mid-West, and will be distributed by independent agents associated with MEGA’s UGA — Association Field Services and Mid-West’s Cornerstone America marketing divisions.

The Company evaluates new product offerings on an ongoing basis. In the future, we may offer new product lines, including but not limited to product lines focused on markets not traditionally served by the Company.

Ancillary Products

We have also developed and offer new ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which our core customer is typically exposed.

Third Party Product Initiatives

During 2006, our subsidiaries, MEGA and Mid-West, entered into agreements to distribute health insurance products underwritten by other third-party insurance companies. The products sold under these arrangements focus on markets not traditionally served by the Company, including seniors and high risk customers. These products are distributed by independent insurance agents associated with MEGA’s UGA-Association Field Services and Mid-West’s Cornerstone America marketing divisions. To date, the Company has generated only nominal revenues from such arrangements.

Marketing and Sales

Substantially all of the health insurance products issued by our insurance company subsidiaries are sold through independent contractor agents. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,100 independent writing agents per week in the field selling health insurance to the individual and self employed market in 44 states.

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

UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are our practices regarding advances on commissions, the quality of the sales leads provided to agents, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training, and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of our regulated insurance subsidiaries.

We provide health insurance products to consumers in the individual and self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products is issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us and the associations upon not less than one year’s advance notice to the other party. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

UGA agents and Cornerstone agents also act as field service representatives (“FSRs”) for the associations. In this capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the late Ronald L. Jensen, the Company’s former Chairman) provides administrative and benefit procurement services to the associations. One of our subsidiaries, HealthMarkets Lead Marketing Group Inc. (formerly known as UICI Marketing, Inc.), serves as our direct marketing group and generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). HealthMarkets Lead Marketing Group also provides video and print services to the associations and to Specialized Association Services, Inc. See Note O of Notes to Consolidated Financial Statements. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

HealthMarkets Lead Marketing Group, Inc. generates sales prospect leads for UGA and Cornerstone for use by their agents. HealthMarkets Lead Marketing Group administers a call center (located in Oklahoma City, Oklahoma) staffing approximately 80 tele-service representatives. Leads are also obtained from third party data sources. HealthMarkets Lead Marketing Group has developed a marketing pool of approximately fifteen million prospects from various data sources. Prospects initially identified by HealthMarkets Lead Marketing Group that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of HealthMarkets Lead Marketing Group’s lead channels and by expressing an interest in learning more about health insurance. We believe that UGA and Cornerstone agents, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.

Policy Design and Claims Management

Our health insurance products are principally designed to limit coverages to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins, and we rely on the marketing capabilities of our dedicated agency sales forces to sell these products at prices consistent with these objectives.

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

Provider Network Arrangements and Cost Management Measures

The Company makes available to customers access to selected PPO provider networks so that customers may obtain discounts on provider services that would otherwise not be available. Provider networks are made available on a regional basis, based on the coverage and discounts available within a particular geographic region. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas.

We believe that access to provider network contracts is a critical factor in controlling medical costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate. To this end, we access networks of hospitals and physicians through a variety of relationships with third party network providers. During 2006, approximately 84% of submitted claims were adjudicated through provider networks. Of the claims adjudicated through provider networks, approximately 79% were submitted through a primary provider network contract and approximately 5% were submitted through a “supplemental” network utilized if savings are not achieved through the primary network. In addition, we have retained a pharmacy benefits management company that has approximately 61,000 participating pharmacies nationwide. We also utilize co-payments, coinsurance, deductibles and annual limits to manage prescription drug costs.

The Company utilizes other means to control medical costs, including providing customers with access to “supplemental” network discounts if savings are not obtained through a primary provider network contract and use of pre- and post-payment fee negotiation services and claim editing services.

Products for the Small Employer Group Market

In the first quarter of 2005, we began to offer our “Consumer Advantage Plan” to small (2-50 members) employer group consumers in selected urban markets in Texas, Georgia and Michigan. At January 1, 2007, the Consumer Advantage Plan had also been approved for issuance in Alabama, Arizona, Arkansas, Illinois, Missouri, Nevada, Ohio and Tennessee. These products are issued and sold by our subsidiary, The MEGA Life and Health Insurance Company, and distributed by independent agents associated with our UGA — Association Field Services marketing division.

To date, the Company has generated only nominal revenues from the sale of health insurance products to the small employer group market.

Life Insurance Division

Our Life Insurance Division offers life insurance products to individuals. At December 31, 2006, the Life Insurance Division (which is based in Oklahoma City, Oklahoma) had nearly $6.9 billion of net life insurance in force and over 296,000 individual policyholders. The Life Insurance Division generated revenues of $87.8 million,

$83.0 million and $67.6 million (representing 4%, 4% and 3% of our total revenue) in 2006, 2005 and 2004, respectively.

Markets Served

The Life Insurance Division offers its life insurance products to demographically growing market segments that we have identified as underserved, including the self-employed market, the middle-income market, the Hispanic market and the senior market.

Products

The Life Insurance Division’s products are tailored to meet the specific needs of customers in each of its targeted markets. We offer universal life insurance and term life insurance products to individuals in the self-employed market. We offer two other universal life insurance products and other term life insurance products to meet the needs of individuals in the middle-income and the Hispanic markets. We also offer whole life insurance products (level, graded and modified) to assist seniors in meeting their needs to cover final expenses.

Distribution

The Life Insurance Division distributes its insurance products primarily through internal and external distribution channels. Commencing in the second quarter of 2002, our UGA and Cornerstone agents began to market our universal life insurance and term life insurance products to individuals in the self-employed market. In 2003, the Life Insurance Division also entered into new marketing relationships with two independent marketing companies to distribute our universal life insurance, term life insurance and whole life insurance products through networks of managing general agents (MGAs). One marketing company offers universal life insurance and term life insurance products to middle-income buyers and through agencies that specialize in sales to Hispanic buyers. The second marketing company offers our whole life insurance product line exclusively for seniors. At year-end 2006, these two marketing organizations had contracted over 13,000 independent agents to distribute our products.

Marketing and Sales

With the help of agents associated with UGA and Cornerstone, the Life Insurance Division seeks to leverage our significant health insurance customer base by positioning itself to offer those customers (self-employed individuals) universal life insurance and term life insurance products designed to fit their changing needs. The two independent marketing companies that we have contracted with offer universal life insurance and term life insurance product lines through their agents to cover the needs of the middle-income market, the Hispanic market and the senior market. The Life Insurance Division has also developed a needs analysis software selling system, “Blueprint for Life®”. This selling tool allows the agent to accurately and quickly identify the amount of insurance that should be carried by an individual. We believe that the “Blueprint for Life®” provides a much needed and valuable service to the middle-income buyer, who has often been overlooked or underserved by other distributors of life insurance products.

Other Insurance

Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In the year ended December 31, 2006, ZON Re generated revenues of $35.3 million and operating income of $5.5 million.

ZON Re underwrites and manages a portfolio of personal accident reinsurance programs on behalf of MEGA for primary life, accident and health and property and casualty insurers that wish to transfer risks associated with certain types of primary personal accident insurance programs. Accident reinsurance provides reimbursement to primary insurance carriers for covered losses resulting from accidental bodily injury or accidental death. For its reinsurance clients, ZON Re targets national, regional and middle market insurers in the United States and Canada. ZON Re distributes accident reinsurance products through a network of professional reinsurance intermediaries. ZON Re underwrites both treaty and facultative accident reinsurance programs, which may be offered on either a quota share or excess of loss basis. The Company has determined, as a matter of policy, that MEGA’s exposure on any single reinsurance contract issued by it and underwritten by ZON Re will not exceed $1.0 million per person and $10.0 million per event.

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

Competition

In each of our lines of business, we compete with other insurance companies or service providers, depending on the line and product, although we have no single competitor who competes against us in all of the business lines in which we operate. With respect to the business of our Self-Employed Agency Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states in which we write business. While we are among the largest competitors in terms of market share in some of our business lines, in some cases there are one or more major market players in a particular line of business.

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products and/or consumer guided health plans. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our future results of operations and financial condition.

Regulatory and Legislative Matters

Insurance Regulation

State Regulation — General

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

State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another. Most states have special rules for health insurance sold to individuals and small groups. For example, a number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for healthcare coverage between new business and renewal business for small groups with similar demographics. Every state has also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

Various states have from time to time proposed and/or enacted changes to the healthcare system that could affect the relationship between health insurers and their customers. For example, on April 12, 2006, Massachusetts enacted healthcare reform legislation intended to provide healthcare coverage to previously uninsured residents of Massachusetts. Effective July 1, 2007, the law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. The law also establishes the “Commonwealth Health Insurance Connector” (Connector), through which individuals and small businesses may obtain health insurance directly from the Connector. Our insurance subsidiaries, MEGA and Mid-West, submitted bids to sell products through the Connector, but were not among the companies selected to participate in the Connector. We intend to continue selling health insurance in Massachusetts outside the Connector. In addition, various other states are considering the adoption of “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public healthcare insurance. We cannot predict with certainty the effect that the Massachusetts law, or proposed legislation in other states, if adopted, could have on our insurance businesses and operations.

A number of states have enacted other new health insurance legislation over the past several years. These laws, among other things, mandate benefits with respect to certain diseases or medical procedures, require health insurers to offer an independent external review of certain coverage decisions and establish health insurer liability. There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability, prohibition against insurers including discretionary clauses in their policy forms and relationships between health insurers and providers. We expect that this trend of increased legislation will continue. These laws may have the effect of increasing our costs and expenses.

We provide health insurance products to consumers in the individual and self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products is issued to members of various independent membership associations that act as the master policyholder for such products. During 2004, we, and our insurance company subsidiaries, resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. A number of additional lawsuits challenging the nature of the relationship between our insurance companies and such membership associations are ongoing. See Note P of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation that controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (i.e., 10% or more) in the insurance holding company. HealthMarkets (the holding company) and our insurance subsidiaries are subject to such laws, and we believe that we and such subsidiaries are in compliance in all material respects with all applicable insurance holding company laws and regulations.

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2006, the risk-based capital ratio of each of our domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated statutory loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. Most states in which our insurance subsidiaries write insurance have adopted the minimum loss ratios recommended by the NAIC, but frequently the loss ratio regulations do not apply to the types of health insurance issued by our subsidiaries. A number of states are considering the adoption of, or have adopted, laws that would mandate minimum statutory loss ratios, or increase existing minimum statutory loss ratios, for the products we offer. For example, on July 1, 2007, California regulations will become effective that will require a minimum medical loss ratio of 70% for health insurance issued after that date, as well as business issued prior to that date if it is subject to a rate revision. We are unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which we may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could result in a narrowing of profit margins and adversely affect our business and results of operations. We have not been informed by any state that our insurance subsidiaries do not meet mandated minimum ratios, and we believe that we are in compliance with all such minimum ratios. We have filed new products intended to address the California minimum medical loss ratio requirements that will become effective on July 1, 2007. Our ability to offer these products is subject to receipt of applicable regulatory approvals, and there can be no assurance that approvals will be received. In the event that we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund premiums, which could have a material adverse effect upon our business and results of operations.

The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

State Regulation — Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The most recently completed financial examination of MEGA in Oklahoma (MEGA’s domicile state) was completed as of and for the two-year period ended December 31, 2003. The most recently completed financial examination of Mid-West in Tennessee (Mid-West’s state of domicile until October 2005) was completed as of and for the three-year period ended December 31, 2003. The most recently completed financial examination of Chesapeake in Oklahoma (Chesapeake’s domicile state) was completed as of and for the three-year period ended December 31, 2003. In the first quarter of 2007, the Oklahoma Department of Insurance commenced financial examinations of MEGA and Chesapeake for the three-year period ended December 31, 2006 and the Texas Department of Insurance (Mid-West’s state of domicile since October 2005) commenced a financial examination of Mid-West for the three-year period ended December 31, 2006. The examinations are ongoing.

State insurance departments have also periodically conducted and continue to conduct market conduct examinations of HealthMarkets’ insurance subsidiaries. In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries. We believe that approximately 34 states have elected to participate in the examination, which commenced in May 2005 and is ongoing. The examiners have completed the onsite phases of the examination. An exit interview was held on July 17, 2006, in which representatives of the lead states and the Company participated. The Company expects to receive a draft of the examination report in the near future and will respond to the draft report in a timely manner. While we do not currently believe that the multi-state market conduct examination will have a material adverse effect upon our consolidated financial position or results of operations, state insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations.

In addition to the multi-state market conduct examination, as of December 31, 2006, MEGA, Mid-West and/or Chesapeake were subject to ongoing market conduct examinations and/or open inquiries with respect to marketing practices in 8 states. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such market conduct examinations. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition.

On December 6, 2006, MEGA, Mid-West and Chesapeake, entered into a settlement agreement with the Massachusetts Division of Insurance (MA DOI) upon the conclusion of a market conduct examination by the MA DOI covering the period January 1, 2002 to December 31, 2004. The examination consisted of a review of the operations of MEGA, Mid-West and Chesapeake for small group health insurance issued to Massachusetts certificate holders during the examination period. The settlement agreement provides, among other things, for changes in certain Company operations and procedures, including those related to claims handling, complaints and grievances, marketing and sales and underwriting. In addition, MEGA, Mid-West and Chesapeake agreed to conduct a claims reassessment process, pursuant to which the companies are contacting Massachusetts claimants and offering to reassess certain denied claims based on specific codes identified by the MA DOI. The reassessment covers claims for the period January 1, 2002 through December 31, 2004, as well as claims on certificates issued through April 30, 2005 or renewed through July 31, 2005 to the date of their first renewal or lapse. The MA DOI will not impose fines or take other action against the Company unless the Company fails to complete the required actions set forth in the settlement agreement or unless additional material information related to the required actions becomes available to the MA DOI. In entering the settlement, the Company did not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law. The Company believes that the terms of the settlement will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

HIPAA also establishes requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic healthcare transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003, and the security regulations by April 2005. As have other entities in the healthcare industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to maintain compliance. We have worked diligently to comply with these regulations within the time periods required and believe that we have complied.

HIPAA is a far-reaching and complex issue and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with HIPAA are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

HealthMarkets is continuously reviewing the potential impact of the HIPAA privacy and security regulations on its operations, including its information technology and security systems. There can be no assurance that the restrictions and duties imposed by the final rules on the privacy and security of individually-identifiable health information will not have a material adverse effect on HealthMarkets’ business and future results of operations.

USA PATRIOT Act

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. The law requires, among other things, that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the U.S. Treasury Department. Treasury regulations governing portions of our life insurance business require that we maintain procedures designed to detect and prevent money laundering and terrorist financing. We remain subject to U.S. regulations that prohibit business dealings with entities identified as threats to national security. We have licensed software to enable us to detect and prevent such activities in compliance with existing regulations and we are developing policies and procedures designed to comply with the proposed regulations should they come into effect.

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

GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Accordingly, selected state insurance regulators or state legislatures have adopted rules that limit the ability of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities to disclose and use non-public information about consumers to third parties. These limitations require the disclosure by these entities of their privacy policies to consumers and, in some circumstances, will allow consumers to prevent the disclosure or use of certain personal information to an unaffiliated third party. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate the privacy of nonpublic personal information provided to consumers and customers of insurance companies, insurance agents and brokers and certain other entities licensed by state insurance regulatory authorities, the National Association of Insurance Commissioners has promulgated a model regulation called Privacy of Consumer Financial and Health Information Regulation. Some states issued this model regulation before July 1, 2001, while other states must pass certain legislative reforms to implement new state privacy rules pursuant to GLBA. In addition, GLBA requires state insurance regulators to establish standards for administrative, technical and physical safeguards pertaining to customer records and information to (a) ensure their security and confidentiality, (b) protect against anticipated threats and hazards to their security and integrity, and (c) protect against unauthorized access to and use of these records and information. The privacy and security provisions of GLBA have significantly affected how a consumer’s nonpublic personal information is transmitted through and used by diversified financial services companies and conveyed to and used by outside vendors and other unaffiliated third parties.

Employee Retirement Income Security Act of 1974

The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United Stated Department of Labor (DOL) as well as the federal courts. ERISA places controls on how our insurance subsidiaries may do business with employers who sponsor employee health benefit plans. We believe that many of our products are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. However, some of our products or services may be subject to the ERISA regulations. During 2005 and 2006, we received inquiries from the Boston and Dallas offices of the DOL that alleged, among other things, that certain policy forms in use by our insurance subsidiaries are not ERISA compliant. See Note P of Notes to Consolidated Financial Statements. The Company disputes many of these allegations and has presented a plan to the DOL to resolve this matter. We believe that resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

Legislative Developments

Legislation has been introduced in the U.S. Congress that would allow state-chartered and regulated insurance companies, such as our insurance subsidiaries, to choose instead to be regulated exclusively by a federal insurance regulator. We do not believe that such legislation will be enacted during the current Congressional term.

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. For example, federally mandated, comprehensive major medical insurance, if proposed and implemented, could partially or fully replace some of our current products. Furthermore, legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.

The NAIC and individual states have been studying small face amount life insurance in recent years. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products.

We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit our business.

Employees

We had approximately 1,800 employees at December 31, 2006. We consider our employee relations to be good. Agents associated with MEGA’s UGA and Mid-West’s Cornerstone field forces are independent contractors and are not employees of the Company.

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

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

William J. Gedwed	Director, President and Chief Executive Officer	51	Mr. Gedwed has served as a director of the Company since June 2000 and as the President and Chief Executive Officer of the Company since July 1, 2003. He was named Chairman of the Board in September 2005 and served in such position until April 2006. He has served as a Director and/or executive officer of NMC Holdings, Inc. and/or its subsidiaries since August 1993. Mr. Gedwed currently serves as Chairman and Director of the Company’s insurance subsidiaries.
Troy A. McQuagge	President of the Company’s Agency Marketing Group	45	Mr. McQuagge served as President of UGA — Association Field Services from 1997 until May 2004. Mr. McQuagge was named as President of the Company’s Agency Marketing Group in November 2004. Mr. McQuagge has served as Senior Vice President of the Company’s insurance subsidiaries since June 2004.
Michael E. Boxer	Executive Vice President and Chief Financial Officer	45	Mr. Boxer joined the Company in September 2006 as Executive Vice President and Chief Financial Officer. He also serves as a Director, Executive Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Boxer served as President of The Enterprise Group Ltd., a health care financial advisory firm. Mr. Boxer served as Executive Vice President and Chief Financial Officer of Mariner Health Care, Inc., a skilled nursing company, from 2003 until its sale in 2004. Prior to Mariner, Mr. Boxer was Senior Vice President and Chief Financial Officer at Watson Pharmaceuticals, Inc.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Michael A. Colliflower	Executive Vice President and General Counsel	52	Mr. Colliflower was named as Executive Vice President and General Counsel effective August 30, 2006. He also served as the Company’s Chief Compliance Officer until March 14, 2007. Mr. Colliflower joined HealthMarkets in July 2005 as Senior Vice President and General Counsel-Insurance Operations. He currently serves as a Director, Executive Vice President and General Counsel of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Colliflower served from October 2002 as Senior Vice President and Chief Insurance Counsel for the insurance subsidiaries of Universal American Financial Corp. From August 1996 until March 2002, Mr. Colliflower held various management positions at the Conseco Companies, including Senior Vice President — Legal and Chief Compliance Officer.
Phillip J. Myhra	Executive Vice President — Insurance Group	53	Mr. Myhra has served as an executive officer of the Insurance Group since December 1999 and as Executive Vice President — Insurance Group of the Company since February 2001. He serves as a Director, President and Chief Executive Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Myhra served as Senior Vice President of Mutual of Omaha.
James N. Plato	President — Life Insurance Division	58	Mr. Plato was appointed President of the Life Insurance Division and has served as a Director and executive officer of the Company’s insurance subsidiaries since June 2001. From 2000 to 2001, Mr. Plato served as an executive officer and/or Director of Ilona Financial Group and its subsidiaries.
Asher M. Schoor	Senior Vice President	35	Mr. Schoor has served as a Senior Vice President since May 2006. Prior to joining the Company, Mr. Schoor was a consultant at McKinsey & Company, where he worked from 2001 until 2006.
Nancy G. Cocozza	Executive Vice President	46	Ms. Cocozza joined the Company on March 30, 2007 as Executive Vice President. Prior to joining the Company, Ms. Cocozza served as Senior Vice President — Government Programs for Coventry Health Care from May 2001 until October 2006.

Item 1A.	Risk Factors

The following factors could impact the Company’s business and financial prospects:

•	HealthMarkets may lose business to competitors offering competitive products at lower prices.

We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing or, have higher financial strength or claims paying ratings. Competitors with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us.

•	Failure to accurately estimate medical claims and healthcare costs may have a significant impact on the Company’s business and results of operation.

If we are unable to accurately estimate medical claims and control healthcare costs, our results of operations may be materially and adversely affected. We estimate the cost of future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of healthcare services and other relevant factors. We establish premiums based on these methods. The premiums we charge our customers generally are fixed for one-year periods, and costs we incur in excess of our medical claim projections generally are not recovered in the contract year through higher premiums.

•	Failure of our insurance subsidiaries to maintain their current insurance ratings could materially adversely affect HealthMarkets’ business and results of operations.

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

•	Changes in our relationship with membership associations that make available to their members our health insurance products and/or changes in the laws and regulations governing so-called “association group” insurance could materially adversely affect HealthMarkets’ business and results of operations.

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

MEGA’s UGA agents and Mid-West’s Cornerstone America agents also act as field service representatives (FSRs) for the associations. In this capacity, the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. Specialized Association Services, Inc. (a company controlled by the adult children of the late Ronald L. Jensen (the Company’s former Chairman)) provides administrative and benefit procurement services to the associations. One of our subsidiaries, HealthMarkets Lead Marketing Group, Inc. (formerly known as UICI Marketing, Inc.), serves as our direct marketing group and generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs. HealthMarkets Lead Marketing Group also provides video and print services to the associations and to Specialized Association Services, Inc. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

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

In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. That examination commenced in May 2005 and is ongoing. While we do not currently believe that the multi-state market conduct examination will have a material adverse effect upon our consolidated financial position or results of operations, state insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations.

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

•	HealthMarkets’ failure to secure and enhance cost-effective healthcare provider network contracts may result in a loss of insureds and/or higher medical costs and adversely affect HealthMarkets’ results of operations.

Our results of operations and competitive position could be adversely affected by our inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other healthcare providers. The failure to secure cost-effective healthcare provider network contracts may result in a loss of insureds or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could adversely affect our results of operations.

•	HealthMarkets’ inability to obtain funds from its insurance subsidiaries may cause it to experience reduced cash flow, which could affect the Company’s ability to pay its obligations to creditors as they become due.

We are a holding company, and our principal assets are our investments in our separate operating subsidiaries, including our regulated insurance subsidiaries. Our ability to fund our cash requirements is largely dependent upon our ability to access cash from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to transfer funds to us. If we are unable to obtain funds from our insurance subsidiaries, we will experience reduced cash flow, which could affect our ability to pay our obligations to creditors as they become due.

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

We conduct business in a heavily regulated industry, and changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products in certain states. Some of the federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to healthcare reform have required us to implement changes in our programs and systems in order to maintain compliance. We have incurred significant expenditures as a result of HIPAA regulations and expect to continue to incur expenditures as various regulations become effective.

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

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and/or results of operations.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Our failure to comply with new or existing government regulation could subject us to significant fines and penalties. Our efforts to measure, monitor and adjust our business practices to comply with current laws are ongoing. Failure to comply with enacted regulations could result in significant fines, penalties, or the loss of one or more of our licenses. As governmental regulation changes, the costs of compliance may cause us to change our operations significantly, or adversely impact the healthcare provider networks with which we do business, which may adversely affect our business and results of operations. In addition, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently own and occupy our executive offices located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605 and 8825 Bud Jensen Drive, North Richland Hills, Texas 76180-5605 comprising in the aggregate approximately 281,000 and 30,000 square feet, respectively, of office and warehouse space. In addition, we lease office space at various locations.

Item 3.	Legal Proceedings

See Note P of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Submissions of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on October 12, 2006. As of September 12, 2006 (the record date for the meeting) an aggregate of 29,818,044 shares of Class A-1 and Class A-2 common stock were issued and outstanding. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld/Against

Allen F. Wise	26,410,034	0
William J. Gedwed	26,410,034	0
Chinh E. Chu	26,410,034	0
Adrian M. Jones	26,410,034	0
Mural R. Josephson	26,410,034	0
Matthew S. Kabaker	26,410,034	0
Andrew S. Kahr	26,410,034	0
Kamil M. Salame	26,410,034	0
Steven J. Shulman	26,410,034	0
Nathaniel M. Zilkha	26,410,034	0

The results of the voting for the proposal to ratify the change in corporate name from “UICI” to “HealthMarkets, Inc.” were as follows:

For	Against	Abstain

26,410,034	0	0

The results of the voting for the proposal to approve of the HealthMarkets 2006 Management Stock Option Plan were as follows:

For	Against	Abstain

26,410,034	0	0

The results of the voting for the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the accounts of the Company for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstain

26,410,034	0	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares were traded on the New York Stock Exchange (“NYSE”) under the symbol “UCI” until April 5, 2006, the date of the Merger. The table below sets forth on a per share basis, for the periods indicated, the high and low closing sales prices of the Common Stock on the NYSE.

	High	Low

Fiscal Year Ended December 31, 2005
1st Quarter	$33.25	$24.10
2nd Quarter	30.56	21.90
3rd Quarter	36.17	29.35
4th Quarter	36.40	35.47
Fiscal Year Ended December 31, 2006
1st Quarter	$36.99	$35.79
2nd Quarter (through April 5)	37.00	36.97
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

Upon completion of the Merger on April 5, 2006 between the Company and affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, shares of the Company’s Common Stock were delisted from trading on the New York Stock Exchange. Subsequent to such delisting, there has been no established public trading market in our shares.

As of March 9, 2007, there were approximately 31 holders of record of Class A-1 Common Stock and 1,517 holders of record of Class A-2 Common Stock.

On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend were paid on March 15, 2005 to shareholders of record at the close of business on February 21, 2005. On July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.

Since the execution on September 15, 2005, of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company has not declared or paid additional dividends on shares of its common stock.

In addition, dividends paid by the Company’s domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state.

During the year ended December 31, 2006, the Company issued an aggregate of 74,365 unregistered shares of its Class A-1 common stock to certain newly-appointed executive officers and directors of the Company for an aggregate consideration of $2.8 million. All such sales of securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sales were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth in the table below is certain information with respect to open market purchases by the Company of shares of Common Stock in each month prior to April 5, 2006 (the date of completion of the Merger) (a) pursuant to the authority granted under the Company’s previously announced share repurchase program, (b) to facilitate agent-participants’ contributions to, and to satisfy the Company’s commitment to issue its shares upon vesting of matching credits under, the stock accumulation plans established for the benefit of the Company’s agents (see Note Q of Notes to Consolidated Financial Statements), and (c) by the trustee for the Company’s Employee Stock Ownership and Retirement Savings Plan (which includes shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions prior to the Merger):

	Issuer Purchase of Equity Securities - Common Stock
			Total Number of Shares	Maximum Number of
			Purchased as Part of Publicly	Shares That May yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
Period	Shares Purchased(1)	Paid per Share ($)	Programs(2)	the Plan or Program

01/1/06-01/31/06	13,999	36.17	—	618,100
02/1/06-02/28/06	33,824	36.65	—	618,100
03/1/06-03/31/06	44,077	36.86	—	618,100
04/1/06-04/30/06	2	37.00	—	—

Totals	91,902	36.32	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 15,142 shares purchased with respect to the stock accumulation plans established for the benefit of Company’s agents and 76,760 shares purchased for participants in the HealthMarkets 401(k) and Savings Plan. See Note R of Notes to Consolidated Financial Statements.

(2)	In November 1998, the Company announced the authorization to repurchase 4,500,000 common shares, and the Company reconfirmed the repurchase program on February 28, 2001 and again on February 11, 2004. On April 28, 2004, the Company announced the authorization to repurchase an additional 1,000,000 common shares under the program. The repurchase program was terminated upon public announcement of the Merger.

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-2 common stock following the Merger completed on April 5, 2006, during each of the months in the nine-month period ended December 31, 2006, pursuant to the terms of the Company’s agent stock accumulation plans established for the benefit of the Company’s agents (See Note Q of the Notes to Consolidated Financial Statements):

	Issuer Purchase of Equity Securities - Class A-2
			Total Number of Shares	Maximum Number of
			Purchased as Part of Publicly	Shares That May yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
Period	Shares Purchased(1)	Paid per Share ($)	Programs	the Plan or Program

04/1/06-04/30/06	17,662	37.00	—	—
05/1/06-05/31/06	25,092	37.00	—	—
06/1/06-06/30/06	32,011	37.00	—	—
07/1/06-07/31/06	26,611	38.35	—	—
08/1/06-08/31/06	26,684	38.39	—	—
09/1/06-09/30/06	40,251	38.37	—	—
10/1/06-10/31/06	26,125	39.66	—	—
11/1/06-11/30/06	25,988	39.66	—	—
12/1/06-12/31/06	26,169	39.66	—	—

Totals	246,593	38.36	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 246,593 Class A-2 shares purchased from the stock accumulation plans established for the benefit of the Company’s agents. These shares are reflected as treasury shares on the Company’s Consolidated Balance Sheet.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to shares of the Company’s Class A-1 and Class A-2 common stock that may be issued under HealthMarkets’ equity compensation plans as of December 31, 2006:

				Number of Securities
				Remaining Available
				for Future
				Issuance Under Equity
	Number of Securities to		Weighted-Average Exercise	Compensation Plans
	be Issued Upon Exercise		Price of Outstanding	(Excluding
	of Outstanding Options,		Options, Warrants and	Securities Reflected in
Plan Category	Warrants and Rights		Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,259,115	(1)	$35.51	2,888,208	(2)
Equity compensation plans not approved by security holders(5)	1,491,987	(3)	$0.00	4,496,128	(4)

Total	2,751,102		$16.25	7,384,336

(1)	Includes 97,863 stock options exercisable at a weighted average exercise price of $9.25 under the UICI 1987 Stock Option Plan. Also includes 1,161,252 stock options granted at a weighted average exercise price of $37.72 under the HealthMarkets 2006 Management Stock Option Plan.

(2)	Includes securities available for future issuance as follows: UICI 1987 Stock Option Plan, 2,559,719 shares; HealthMarkets 2006 Management Stock Option Plan, 328,489 shares.

(3)	Includes (a) 944,466 shares issuable upon vesting of matching credits granted to participants under the Agency Matching Total Ownership Plan established for the benefit of agents associated with UGA — Association Field Services and (b) 547,521 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan established for the benefit of agents associated with Cornerstone America.

(4)	Includes securities available for future issuance as follows: Agents’ Matching Total Ownership Plan, 2,044,990 shares; Matching Agency Contribution Plan, 2,451,138 shares.

(5)	Effective April 5, 2006, the Agency Matching Total Ownership Plan I and the Agents’ Matching Total Ownership Plan II (which were established for the benefit of agents associated with UGA — Association Field Services) were consolidated, amended and restated and thereafter renamed the HealthMarkets Agency Matching Total Ownership Plan. Also effective April 5, 2006, the Matching Agency Contribution Plan I and the Matching Agency Contribution Plan II (which were established for the benefit of agents associated with Cornerstone America) were consolidated, amended and restated and thereafter renamed the HealthMarkets Matching Agency Contribution Plan. The amended and restated plans were not approved by security holders. See Note Q of Notes to Consolidated Financial Statements for additional information regarding the Agency Matching Total Ownership Plan and the Matching Agency Contribution Plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2006 has been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$2,146,571	$2,121,218	$2,069,109	$1,825,162	$1,380,033
Income from continuing operations before income taxes	352,298	313,150	221,149	131,916	76,759
Income from continuing operations	216,568	202,970	145,881	87,324	51,054
Income (loss) from discontinued operations	21,170	531	15,677	(72,990)	953
Net income	$237,738	$203,501	$161,558	$14,334	$46,863
Per Share Data:
Earnings per share from continuing operations:
Basic earnings per common share	$6.19	$4.40	$3.16	$1.88	$1.08
Diluted earnings per common share	$6.07	$4.31	$3.07	$1.82	$1.05
Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per common share	$0.61	$0.01	$0.34	$(1.57)	$0.02
Diluted earnings (loss) per common share	$0.59	$0.01	$0.33	$(1.52)	$0.02
Earnings per share:
Basic earnings per common share	$6.80	$4.41	$3.50	$0.31	$0.99
Diluted earnings per common share	$6.66	$4.32	$3.40	$0.30	$0.96
Operating Ratios:
Health Ratios:
Loss ratio(1)	57%	57%	61%	65%	63%
Expense ratio(1)	32%	31%	33%	34%	34%

Combined health ratio	89%	88%	94%	99%	97%

Balance Sheet Data:
Total investments, cash and cash overdraft(2)	$1,834,600	$1,774,188	$1,710,589	$1,579,131	$1,355,918
Total assets	2,588,329	2,371,530	2,345,658	2,126,959	1,915,188
Total policy liabilities	1,135,174	1,174,264	1,258,671	1,184,984	1,028,969
Total debt	556,070	15,470	15,470	18,951	7,922
Student loan credit facilities	118,950	130,900	150,000	150,000	150,000
Stockholders’ equity	524,385	871,081	714,145	587,568	585,050
Stockholders’ equity per share(3)	$17.94	$19.05	$15.18	$12.15	$11.76

(1)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(2)	Does not include restricted cash. See Note A of Notes to Consolidated Financial Statements.

(3)	Excludes the unrealized gains (losses) on securities available for sale, which gains are reported in “accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and of our liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto included herein.

Overview

We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association groups and small businesses, and life insurance policies to markets that we believe are underserved. We believe that we have the largest direct selling organization in the health insurance field, with approximately 2,100 independent writing agents per week in the field selling health insurance to the self employed market in 44 states.

The Company’s revenues have historically consisted primarily of premiums derived from sales of its indemnity, PPO, student group and voluntary employer group health plans and from life insurance policies. Revenues also include investment income derived from our investment portfolio and other income, which consists primarily of income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. Premiums on traditional life insurance are recognized as revenue when due.

The table below sets forth premium by insurance division for each of the three most recent fiscal years (excluding for all periods presented premium associated with our former Star HRG Division and Student Insurance Division, which we disposed of in July and December 2006, respectively):

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Premium:
Self-Employed Agency Division	$1,330,298	$1,394,644	$1,355,328
Life Insurance Division	65,716	61,936	46,503
Other Insurance	33,873	33,856	14,127

Total premium	$1,429,887	$1,490,436	$1,415,958

The Company’s expenses consist primarily of insurance claims expense and expenses associated with the underwriting and acquisition of insurance policies. Claims expenses consist primarily of payments to physicians, hospitals and other healthcare providers under health policies and include an estimated amount for incurred but not reported and unpaid claims. Underwriting, policy acquisition costs and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. The Company also incurs other direct expenses in connection with generating income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These claim liabilities are developed using actuarial principles and assumptions that consider a number of items, including historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. See discussion below under the caption “Critical Accounting Policies and Estimates — Claims Liabilities” and Note G of Notes to Consolidated Financial Statements.

In connection with various stock-based compensation plans that we maintain for the benefit of our employees and independent agents, we record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the fair market value (as determined by the Company’s Board of Directors since the Merger) of the Company’s common stock. See discussion below under the caption “Variable Stock-Based Compensation” and Note Q of Notes to Consolidated Financial Statements. The accounting treatment of the Company’s agent plans has resulted and will continue to result in unpredictable stock-based compensation charges, primarily dependent upon future fluctuations in the fair value of HealthMarkets Class A-2 common stock.

The Company’s business segments for financial reporting purposes include (i) the Insurance segment (which includes the businesses of the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division and Other Insurance); (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments); and (iii) Disposed Operations (which includes the Company’s former Star HRG Division and former Student Insurance Division).

2006 Sales of Student Insurance Division and Star HRG Division

In July 2006 and December 2006, the Company sold in two separate transactions substantially all of the assets comprising its former Star HRG unit and its former Student Insurance Division. In connection with these sales, in 2006 the Company recorded an aggregate pre-tax gain in the amount of $201.7 million, of which $101.5 million was attributable to the Star HRG transaction and $100.2 million was attributable to the Student Insurance transaction.

As part of the sale transactions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which (a) the purchasers agreed to assume liability for all future claims associated with the Star HRG and Student Insurance blocks of group accident and health insurance policies in force as of the respective closing dates and (b) the Company’s insurance subsidiaries transferred to the purchasers cash in an amount equal to the actuarial estimate of those future claims. While under the terms of the coinsurance agreements the Company’s insurance subsidiaries have ceded liability for all future claims made on the insurance policies in force at the closing date, the insurance subsidiaries remain primarily liable on those policies. Accordingly, for financial reporting purposes, at December 31, 2006 the Company has reflected and will continue to reflect the policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements as “Policy liabilities” on its Consolidated Balance Sheet, with a corresponding amount recorded as a “Reinsurance receivable” on its Consolidated Balance Sheet. At December 31, 2006, the Company had recorded on its Consolidated Balance Sheet aggregate policy liabilities in the amount of $1.1 billion, of which $134.1 million was attributable to the Star HRG and Student Insurance policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements. Correspondingly, at December 31, 2006, the Company had recorded a reinsurance receivable in the amount of $155.3 million, of which an aggregate of $132.8 million was attributable to the Star HRG and Student Insurance coinsurance agreements. In addition, for financial reporting purposes the Company will continue to report in future periods the residual results of operations of these businesses (anticipated to consist solely of residual wind-down expenses and any true-up, claw-back or earn-out items associated with the sales) in continuing operations and classified to the Company’s Disposed Operations business segment.

See Note C of Notes to Consolidated Financial Statements for additional information regarding the terms of the sales of the Star HRG Division and Student Insurance Division assets.

Results of Operations — Overview

During 2006, the Company’s financial condition, cash flow and results from operations were impacted by the following key factors and developments:

•	Sale of Star HRG Division and Student Insurance Division

The Company’s 2006 results of operations reflected significant one-time gains recognized in connection with the sales of the Company’s Star HRG unit and Student Insurance Division, which were sold by the Company in July and December of 2006, respectively. In particular, the Company recorded an aggregate pre-tax gain associated with these sales in the amount of $201.7 million, of which $101.5 million was attributable to the Star HRG transaction and $100.2 million was attributable to the Student Insurance transaction.

•	Results at SEA Division

The Company’s 2006 results from continuing operations reflected a 24% year-over-year decrease in operating income at its SEA Division. The SEA Division reported operating income in 2006 of $236.5 million, compared to operating income of $310.5 million in 2005. Results at the Company’s SEA Division in 2006 were negatively impacted by an increase in the health loss ratio (which increased to 54.3% in 2006 from 51.5% in 2005) and additional expense in the amount of $15.5 million associated with a change in accounting policy with respect to amortization of a portion of deferred acquisition costs. See the discussion below under the caption “2006 Change in Accounting Methodology.”.

•	Significant Merger Costs

During the second quarter of 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.3 million ($38.2 million, net of tax) was expensed and charged to income in the second quarter of 2006 (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Statement of Operations), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Balance Sheet). As of December 31, 2006 all of the prepaid monitoring fees and $6.3 million of the capitalized financing cost had been amortized. See Note I. The Company did not incur any additional Merger transaction costs through the remainder of 2006.

•	Interest Expense on Debt Incurred in the Merger

During 2006, the Company incurred interest expense in the amount of $28.6 million associated with indebtedness incurred in connection with the Merger completed on April 5, 2006. In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. See Note I of Notes to Consolidated Financial Statements

•	Improved Results at Disposed Operations

The Company’s 2006 results from continuing operations benefited from improved results at its former Student Insurance Division, which the Company sold in December 2006. The Company’s Student Insurance Division reported operating earnings of $12.2 million in 2006 (through its date of sale on December 1, 2006), compared to operating losses of $(8.9) million in 2005. This improved performance reflected more favorable loss experience on the Student Insurance book of business, lower administrative expenses as a percentage of earned premium and better utilization of network service agreements with healthcare providers.

2006 Change in Accounting Policy

Effective December 31, 2006, the Company changed its accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business (classified as “deferred acquisition costs” (DAC)) and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium was earned. The Company utilized this accounting methodology in preparing its reported 2006 interim financial statements.

Following adoption of SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company recently performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, first year and second year commission rates are higher than the renewal year commission rates, and the Company has determined that the preferred approach is to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of the policy, rather than in the year the commissions were paid. Accordingly, effective January 1, 2006 the Company has elected to change its accounting methodology by amortizing the first and second year excess commissions ratably over a two year period (based on recent persistency studies showing that SEA policies have an average life of 2.09 years).

The Company has elected to utilize the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy with respect to the capitalization and amortization of deferred acquisition costs associated with excess first and second year commissions. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized deferred acquisition cost (DAC) of $77.6 million, a related increase to its deferred tax liability by $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses (classified to its SEA Division) in 2006 by the amount of $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million. The Company has reflected the effects of this change in accounting policy for the 2006 interim periods in the “Quarterly Results” table in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Over time, the Company’s prior accounting policy with respect to amortization of the excess first and second year commissions resulted in an understatement of an asset (by 4% in 2004 and by 3% in 2005) and shareholders’ equity (by 8% in 2004 and by 6% in 2005). In addition, had the Company in prior periods properly deferred and amortized excess first and second year commissions over the average policy life of two years, the Company’s previously reported 2005 net income would have been reduced by $8.5 million (or by less than 4%) and the Company’s previously reported 2004 net income would have been reduced by $698,000 (or by less than 1%). Prior to the adoption of SAB 108, the Company considered the guidance contained in SEC Staff Accounting Bulletin No. 99, Materiality, using the “roll-over” method (which has as its primary focus the income statement, including the reversing effect of prior year misstatements) and concluded that its previously reported results of operations for the SEA Division for the years ending 2003 through 2005 were not materially distorted.

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
	(Dollars in thousands)

Revenue
Premiums:
Health	$1,671,571	(10)%	$1,855,969	2%	$1,812,892
Life premiums and other considerations	65,675	7%	61,565	34%	45,851

Total premium	1,737,246	(9)%	1,917,534	3%	1,858,743
Investment income	104,147	7%	97,788	14%	85,868
Other income	104,634	(2)%	106,656	(9)%	117,827
Gains (losses) on sale of investments	200,544	NM	(760)	NM	6,671

Total revenues	2,146,571	1%	2,121,218	3%	2,069,109
Benefits and Expenses
Benefits, claims, and settlement expenses	996,617	(9)%	1,092,136	(4)%	1,134,901
Underwriting, policy acquisition costs, and insurance expenses	581,163	(6)%	621,532	(1)%	625,761
Variable stock compensation expense	16,603	130%	7,214	(50)%	14,307
Other expenses	158,749	96%	81,177	17%	69,574
Interest expense	41,141	NM	6,009	76%	3,417

Total benefits and expenses	1,794,273	(1)%	1,808,068	(2)%	1,847,960

Income from continuing operations before income taxes	352,298	13%	313,150	42%	221,149
Federal income taxes	135,730	23%	110,180	46%	75,268

Income from continuing operations	216,568	7%	202,970	39%	145,881
Income from discontinued operations (net of income tax benefit)	21,170	NM	531	NM	15,677

Net income	$237,738	17%	$203,501	NM	$161,558

NM: not meaningful

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years. For purposes of this presentation, we have reclassified and netted the operating revenues and expenses attributable to our former Star HRG Division and Student Insurance Division (which we disposed of in July and December 2006, respectively) to the line item “Income (loss) from Student Insurance operations and Star HRG operations (net of income tax)”:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
	(Dollars in thousands)

Revenue
Premiums:
Health	$1,364,212	(5)%	$1,428,871	4%	$1,370,107
Life premiums and other considerations	65,675	7%	61,565	34%	45,851

Total premium	1,429,887	(4)%	1,490,436	5%	1,415,958
Investment income	98,896	9%	90,964	15%	78,962
Other income	101,817	(2)%	103,562	(6)%	110,730
Gains (losses) on sale of investments	200,544	NM	(760)	NM	6,671

Total revenues	1,831,144	9%	1,684,202	4%	1,612,321
Benefits and Expenses
Benefits, claims, and settlement expenses	784,896	1%	777,695	NM	776,449
Underwriting, policy acquisition costs, and insurance expenses	492,003	NM	491,521	2%	481,263
Variable stock compensation expense	16,603	130%	7,214	(50)%	14,307
Other expenses	158,749	96%	81,177	17%	69,574
Interest expense	41,141	NM	6,009	76%	3,417

Total benefits and expenses	1,493,392	10%	1,363,616	1%	1,345,010

Income from continuing operations before income taxes	337,752	5%	320,586	20%	267,311
Federal income taxes	130,639	16%	112,782	23%	91,425

Income from continuing operations (excluding Student Insurance operations and Star HRG operations)	207,113	1%	207,804	18%	175,886
Income from discontinued operations (net of income tax benefit)	21,170	NM	531	(97)%	15,677

Income excluding Student Insurance operations and Star HRG operations	228,283	10%	208,335	9%	191,563
Income (loss) from Student Insurance operations (net of tax benefit (expense) of $(4,283), $3,105 and $17,319 for 2006, 2005 and 2004, respectively) and Star HRG operations (net of tax benefit (expense) of $(808), $(502) and $(1,162) for 2006, 2005 and 2004, respectively)(a)	9,455	NM	(4,834)	(84)%	(30,005)

Net income	$237,738	17%	$203,501	26%	$161,558

(a)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2006 Compared to 2005, Disposed Operations.”

NM: not meaningful

Revenues and income from continuing operations before federal income taxes (“operating income”) for each of the Company’s business segments and divisions in 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Revenues:
Insurance:
Self-Employed Agency Division	$1,462,088	$1,525,968	$1,496,199
Life Insurance Division	87,782	83,037	67,613
Other Insurance(1)	35,337	34,799	14,388

Total Insurance	1,585,207	1,643,804	1,578,200

Other Key Factors	246,847	41,104	34,719
Inter-segment Eliminations	(910)	(706)	(598)

Total revenues excluding Disposed Operations	1,831,144	1,684,202	1,612,321

Disposed Operations:
Student Insurance Division	240,050	290,378	306,325
Star HRG Division	75,377	146,638	150,463

Total Disposed Operations	315,427	437,016	456,788

Total revenues	$2,146,571	$2,121,218	$2,069,109

Income from continuing operations before federal income tax:
Insurance:
Self-Employed Agency Division	$236,466	$310,466	$260,745
Life Insurance Division	5,264	7,053	4,690
Other Insurance(1)	5,488	4,658	1,415

Total Insurance	247,218	322,177	266,850

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	155,156	14,680	14,768
Merger transaction costs(2)	(48,019)	(9,057)	—
Variable stock-based compensation	(16,603)	(7,214)	(14,307)

Total Other Key Factors	90,534	(1,591)	461

Disposed Operations:
Student Insurance Division	12,238	(8,870)	(49,482)
Star HRG Division	2,308	1,434	3,320

Total Disposed Operations	14,546	(7,436)	(46,162)

Total income from continuing operations before federal income taxes	$352,298	$313,150	$221,149

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.

(2)	Includes the incremental costs associated with the acquisition of the Company by a group of private equity investors.

2006 Compared to 2005

In 2006 HealthMarkets reported consolidated revenues and income from continuing operations of $2.147 billion and $216.6 million ($6.07 per diluted share), respectively, compared to revenues and income from continuing operations in 2005 of $2.121 billion and $203.0 million ($4.31 per diluted share), respectively. Reflecting results from discontinued operations, the Company reported overall 2006 net income of $237.7 million $6.66 per diluted share), compared to 2005 net income of $203.5 million ($4.32 per diluted share).

Unless the context indicates otherwise, the following discussion comparative of our 2006 and 2005 results of operations excludes the operations of the Company’s Student Insurance Division and Star HRG Division which were sold in July and December 2006, respectively.

Continuing Operations

Revenues.  HealthMarkets’ revenues increased to $1.831 billion in 2006 from $1.684 billion in 2005, an increase of $146.9 million, or 9%. The Company’s revenues were particularly impacted by the following factors:

•	The Company experienced a 5% decrease in health premium revenue (to $1.364 billion in 2006 from $1.429 billion in 2005). This decrease was attributable to the decline in submitted annualized premium volume at the SEA Division in years prior to 2006. However, during 2006, annualized premium volume increased by 10% over annualized premium volume in 2005.

•	Life premiums and other considerations increased by 7%, to $65.7 million in 2006 from $61.6 million in 2005. This increase was attributable primarily to incremental sales of life products through relationships with two independent marketing companies and growth in renewal business from life products sold during 2004 and 2005.

•	Due to an increase in the prevailing yield on short-term securities, student loans and other investments, investment income increased to $98.9 million in 2006 compared to $91.0 million in 2005.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 2% to $101.8 million in 2006 from $103.6 million in 2005. The decrease in other income was primarily attributable to a decrease in fee and other income earned by the Company’s former real estate subsidiary, the activities of which were immaterial and which the Company is dissolving in the first quarter of 2007.

•	In 2006, the Company recognized net gains on sale of investments of $200.5 million compared to losses on sales of investments of $(760,000) in 2005. The increase in 2006 was primarily attributable to gains realized from the sales of the Company’s Star HRG Division and the Student Insurance Division in 2006.

Benefits and Expenses.  HealthMarkets’ total benefits and expenses increased to $1.493 billion in 2006 from $1.364 billion in 2005, an increase of $129.8 million, or 10%. The Company’s benefits and expenses were particularly impacted by the following factors:

•	Despite a 5% decrease in health premium revenue, benefits, claims and settlement expenses increased nominally to $784.9 million in 2006 from $777.7 million in 2005, primarily as a result of an increase in the claim benefits as a percentage of earned premium associated with business written at the SEA Division. See Self-Employed Agency discussion below.

•	Underwriting costs, policy acquisition costs and insurance expenses remained virtually unchanged in the periods ($492.0 million in 2006 and $491.5 million in 2005). A decrease in administrative expenses in 2006 at the SEA Division was somewhat offset by additional amortization of capitalized acquisition costs in the amount of $15.5 million associated with a change in the Company’s method of accounting for a portion of deferred acquisition costs. See discussion above under the caption “2006 Change in Accounting Policy.”

•	The Company maintains for the benefit of its independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the performance of the Company’s common stock. In 2006, the

Company recognized a non-cash stock based compensation expense in the amount of $16.6 million, compared to non-cash stock based compensation expense of $7.2 million in 2005. The increase is principally due to greater change in share price during 2006 compared to 2005.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products and general expenses relating to corporate operations) increased to $158.7 million in 2006 from $81.2 million in 2005. The majority of the increase is attributed to incremental costs in the amount of $48.0 million associated with the Merger, $9.4 million of advisory fees incurred since the Merger date for services provided by the Private Equity Investors and additional overhead expenses incurred in connection with the previously announced corporate name change and branding initiative.

•	Total interest expense on corporate debt and the Company’s student loan credit facilities increased to $41.1 million in 2006 from $6.0 million in 2005, primarily due to the incremental indebtedness incurred in connection with the Merger and the increase in borrowing rates on the student loan debt.

Operating Income.  Operating income (exclusive of operating results at the Company’s Star HRG Division and Student Insurance Division) increased by 5% to $337.8 million in 2006 from $320.6 million in 2005. As discussed more fully below, the Company’s 2006 results from continuing operations benefited from realized gains of $201.7 million recorded upon the sales of the Star HRG and Student Insurance divisions. These gains were offset by an increase in Merger costs of $39.0 million (from $9.0 million in 2005 to $48.0 million in 2006), a $35.1 million increase in interest expense (from $6.0 million in 2005 to $41.1 million in 2006) and a 24% decrease in operating income at the SEA Division (from $310.5 million in 2005 to $236.5 million in 2006).

Our operating segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency (SEA) Division, the Life Insurance Division and Other Insurance, (b) Other Key Factors, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation and other unallocated items, and (c) Disposed Operations, which includes the Company’s former Star HRG Division and former Student Insurance Division (which operations were sold on July 11, 2006 and December 1, 2006, respectively).

Self-Employed Agency Division

Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
		(Dollars in thousands)

Revenues:
Earned premium revenue	$1,330,298	(5)%	$1,394,644	3%	$1,355,328
Investment income(1)	31,809	(3)%	32,725	(3)%	33,640
Other income	99,981	1%	98,599	(8)%	107,231

Total revenues	1,462,088	(4)%	1,525,968	2%	1,496,199
Expenses:
Benefits expenses	721,688	0%	718,502	(2)%	736,678
Underwriting and acquisition expenses	444,032	0%	445,411	0%	445,737
Other expenses(1)	59,902	16%	51,589	(3)%	53,039

Total expenses	1,225,622	1%	1,215,502	(2)%	1,235,454

Operating income	$236,466	(24)%	$310,466	19%	$260,745

Other operating data:
Loss ratio(2)	54.3%	5%	51.5%	(5)%	54.4%
Expense ratio(2)	33.3%	4%	32.0%	(3)%	32.9%

Combined health ratio	87.6%	5%	83.5%	(4)%	87.3%

Operating margin(3)	17.8%	(20)%	22.3%	16%	19.2%
Average number of writing agents in period	2,143	5%	2,039	(12)%	2,329
Submitted annualized volume(4)	$791,152	10%	$720,448	(16)%	$860,377

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

For 2006, the SEA Division reported operating income of $236.5 million compared to operating income of $310.5 million in 2005. Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in 2006 was 17.8% compared to 22.3% in 2005.

Operating income at the SEA Division in 2006 was negatively impacted by a decrease in earned premium revenue, an increase in the loss ratio (benefits as a percentage of earned premium), and an increase in underwriting, policy acquisition costs and insurance expenses as a percentage of earned premium. Earned premium revenue at the SEA Division decreased to $1.330 billion in 2006 compared to earned premium revenue of $1.395 billion in 2005. The decrease in earned premium revenue at the Self-Employed Agency division during 2006 was due to the decline in submitted annualized premium volume in 2004 and 2005. However, during 2006, annualized premium volume increased by 10% over annualized premium volume in 2005. The increase in the loss ratio was due to a product mix shift to new health insurance products in the Company’s recently-introduced CareOne product suite and cost containment expenses resulting from the Company’s initiatives to control medical costs. Products in the CareOne product suite (sales of which in 2006 represented approximately 14% of total SEA Division earned premium revenue) are expected to provide a higher proportion of the premium as benefits. In 2006, underwriting, policy acquisition costs and insurance expenses included additional amortization of capitalized policy acquisition costs in the amount of $15.5 million associated with a change in the Company’s method of accounting for a portion of deferred acquisition costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2006 Change in Accounting Policy” above.

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006, with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. Generally, first year and second year commission rates are higher than the renewal year commission rates, and the Company amortized (i.e., charged to income) the excess commissions associated with those earlier years ratably over the estimated life of the policy rather than in the year the commission is paid. Accordingly, the Company has elected to amortize the first and second year excess commissions over a two year period, based on recent persistency studies indicating that SEA policies have an average life of 2.09 years. Applying recently adopted SEC Staff Accounting Bulletin No. 108 as of January 1, 2006, the Company has determined that adoption of this new accounting policy with respect to the amortization of the excess first and second year commissions had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses in 2006 by the amount of $15.5 million. See Note A of Notes to Consolidated Financial Statements.

Results for the year ended December 31, 2006, also reflected a benefit in the amount of $47.1 million attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. Of the $47.1 million of refinements to the estimated claim liability, $44.5 million is attributable to prior years.

•	Approximately $11.2 million of the benefit (recorded in the third quarter) was due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. The calculation of the claim liability now distinguishes between more mature products with reliable historical data and newer or lower volume products that have not established a reliable historical trend. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $14.8 million.

•	An additional adjustment to the claim liability (approximately $25.1 million, of which $10.5 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider. This adjustment to the claim liability reflects both actual historical data for the ACE rider and historical data derived from other products. Previously, the completion factors were calculated with more emphasis placed on historical data derived from other products, since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors. Had these refinements been made at December 31, 2005, the claim liability estimate would have been reduced by $19.1 million.

•	In the second quarter of 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for a previously-established separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $10.6 million.

During 2005, the Company recorded a benefit in the amount of $40.9 million attributable to various refinements to the Company’s estimate of its claim liability.

The decrease in operating margin to 17.8% in 2006 compared to 22.3% in 2005 was attributable primarily to the increase in loss ratio and increase in underwriting, policy acquisition costs and insurance expenses in the amount of $15.5 million associated with a change in accounting policy with respect to amortization of a portion of deferred acquisition costs. See Note A of Notes to Consolidated Financial Statements.

Total submitted annualized premium volume at the SEA Division increased by 10%, to $791.2 million in 2006 from $720.4 million in 2005. The increase in submitted annualized premium volume can be attributed primarily to an increase in the average number of writing agents per week in the field (from 2,039 in 2005 to 2,143 in 2006) and an increase in writing agent productivity. During 2006, the amount of weekly submitted annualized premium volume per writing agent increased by 4.5%, even as the average premium per policy decreased by 4.5%.

Life Insurance Division

Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
		(Dollars in thousands)

Revenues:
Earned premium revenue	$65,716	6%	$61,936	33%	$46,503
Investment income(1)	20,222	(1)%	20,349	0%	20,425
Other income	1,844	145%	752	10%	685

Total revenues	87,782	6%	83,037	23%	67,613
Expenses:
Benefits expenses	44,459	12%	39,684	18%	33,613
Underwriting and acquisition expenses(1)	38,059	5%	36,300	24%	29,310

Total expenses	82,518	9%	75,984	21%	62,923

Operating income	$5,264	(25)%	$7,053	50%	$4,690

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

The Company’s Life Insurance Division reported operating income in 2006 of $5.3 million compared to operating income of $7.1 million in 2005. The year-over-year decrease in operating income was attributable to an increase in death claims during the first half of 2006 and an increase in administrative expenses, due to a decrease in capitalized deferred acquisition costs (administration costs) related to a decline in first year sales volume.

In 2006, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $20.0 million compared to $32.9 million in 2005. Annualized paid premium volume for 2006 was negatively impacted by service issues associated with an outside vendor that assists the Company in gathering key underwriting information, and a delay in production due to the introduction of redesigned products that are expected to improve return on capital.

Other Insurance

Set forth below is certain summary financial and operating data for the Company’s Other Insurance division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
		(Dollars in thousands)

Revenues:
Earned premium revenue	$33,873	0%	$33,856	140%	$14,127
Investment income(1)	1,356	73%	783	593%	113
Other income	108	(33)%	160	8%	148

Total revenues	35,337	2%	34,799	142%	14,388
Expenses:
Benefits expenses	18,748	(4)%	19,508	217%	6,158
Underwriting and acquisition expenses(1)	11,101	4%	10,633	56%	6,815

Total expenses	29,849	(1)%	30,141	132%	12,973

Operating income	$5,488	18%	$4,658	229%	$1,415

Other operating data:
Loss ratio(2)	55.3%	(4)%	57.6%	32%	43.6%
Expense ratio(2)	32.8%	4%	31.4%	(35)%	48.2%

Combined health ratio	88.1%	(1)%	89.0%	(3)%	91.8%

Operating margin(3)	16.2%	17%	13.8%	38%	10.0%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The loss ratio represents benefits, claims and settlement expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums. The expense ratio represents underwriting, contract acquisition costs and expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

The Other Insurance division consists of the operations of ZON Re USA LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In 2006, ZON Re generated revenues and operating income of $35.3 million and $5.5 million, respectively, compared to revenues and operating income of $34.8 million and $4.7 million, respectively, in 2005.

Other Key Factors

The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, variable stock compensation and other unallocated items and general expenses relating to corporate operations. In 2005 and 2006, the incremental costs associated with the acquisition of the Company by a group of private equity investors were also reflected in the results of the Other Key Factors segment.

Set forth below is a summary of the components of operating income at the Company’s Other Key Factors segment for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
	(Dollars in thousands)

Operating income:
Investment income on equity	$35,563	10%	$32,418	83%	$17,735
Realized gain on sale of Star HRG	101,497	NM	—	NM	—
Realized gain on sale of Student Insurance	100,166	NM	—	NM	—
Realized gains (losses) on investments	1,458	NM	(760)	110%	7,606
Expense related to early extinguishment of debt	(2,637)	NM	—	NM	—
Merger transaction expenses	(48,019)	430%	(9,057)	NM	—
Interest expense on non-student loan debt	(34,823)	NM	(1,148)	6%	(1,083)
Interest expense on student loan debt	(6,318)	30%	(4,861)	108%	(2,334)
Variable stock-based compensation expense	(16,603)	130%	(7,214)	(50)%	(14,307)
General corporate expenses and other	(39,750)	262%	(10,969)	53%	(7,156)

Operating income (loss)	$90,534	NM	$(1,591)	(301)%	$461

NM: Not meaningful

The Other Key Factors segment reported operating income in 2006 of $90.5 million, compared to an operating loss of $(1.6) million in 2005.

The increase in operating income in the Other Key Factors segment in 2006 reflected the gains of approximately $201.7 million on the sales of substantially all of the assets comprising the Company’s Star HRG and Student Insurance operations completed in 2006. Results in 2006 also included Merger transaction costs in the amount of $48.0 million. The increase in interest expense on non-student loan debt in the 2006 period was due to the Merger-related indebtedness incurred in the second quarter of 2006. In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. See Note I of Consolidated Financial Statements.

Other significant items affecting the 2006 results in the Other Key Factors segment included a $9.4 million increase in variable stock-based compensation and an increase in general corporate expenses for the period to $39.8 million compared to $11.0 million incurred in the comparable period in 2005. These additional overhead expenses were principally associated with the change of the Company’s corporate name, the Company’s corporate branding initiative and monitoring fees paid to the Private Equity Investors. See Note O of Notes to Consolidated Financial Statements.

Disposed Operations

On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively. See Note C of Notes to Consolidated Financial Statements.

Set forth below is certain summary financial and operating data for the Company’s former Student Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006(4)	(Decrease)	2005	(Decrease)	2004
	(Dollars in thousands)

Revenues:
Earned premium revenue	$233,280	(17)%	$282,486	(5)%	$297,036
Investment income(1)	4,882	(20)%	6,121	1%	6,089
Other income	1,888	7%	1,771	(45)%	3,200

Total revenues	240,050	(17)%	290,378	(5)%	306,325
Expenses:
Benefits expenses	165,334	(26)%	222,306	(16)%	265,698
Underwriting and acquisition expenses(1)	62,478	(19)%	76,942	(15)%	90,109

Total expenses	227,812	(24)%	299,248	(16)%	355,807

Operating income (loss)	$12,238	(238)%	$(8,870)	NM	$(49,482)

Other operating data:
Loss ratio(2)	70.9%	(10)%	78.7%	(12)%	89.4%
Expense ratio(2)	26.8%	(1)%	27.2%	(11)%	30.4%

Combined health ratio	97.7%	(8)%	105.9%	(12)%	119.8%

Operating margin(3)	5.2%	NM	(3.1)%	NM	(16.7)%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

(4)	The Student Insurance Division was sold on December 1, 2006. Except for some minor transition expenses recorded in December 2006, the 2006 amounts represent eleven months of activity.

NM: Not meaningful

The Company’s Student Insurance Division (which offered tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating income of $12.2 million in 2006 compared to operating losses of $(8.9) million in 2005. Results for 2006 at the Student Insurance Division reflected a significant improvement in loss experience on the Student Insurance book of business. The loss ratio on this business decreased to 70.9% in 2006, from 78.7% in 2005, which reflected the benefits of non-renewing certain underperforming schools for the 2005-2006 school year. For 2006, operating results also benefited from lower administrative expenses as a percentage of earned premium and from better utilization of network service agreements with healthcare providers. Earned premium revenue at the Student Insurance Division decreased to $233.3 million in 2006, from $282.5 million in 2005. The decrease in premium reflected, in part, the non-renewal in the 2005-2006 school year of certain accounts that had performed poorly in the 2004-2005 school year. In addition, premium in 2006 reflected eleven months of activity through the date of sale.

Set forth below is certain summary financial and operating data for the Company’s former Star HRG Division (which designed, marketed and administered limited benefit health insurance plans for entry level, high turnover, and hourly employees) for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2006(4)	(Decrease)	2005	(Decrease)	2004
		(Dollars in thousands)

Revenues:
Earned premium revenue	$74,079	(49)%	$144,612	(1)%	$145,749
Investment income(1)	369	(48)%	703	(14)%	817
Other income	929	(30)%	1,323	(66)%	3,897

Total revenues	75,377	(49)%	146,638	(3)%	150,463
Expenses:
Benefits expenses	46,387	(50)%	92,135	(1)%	92,754
Underwriting and acquisition expenses(1)	26,682	(50)%	53,069	(2)%	54,389

Total expenses	73,069	(50)%	145,204	(1)%	147,143

Operating income	$2,308	61%	$1,434	(57)%	$3,320

Other operating data:
Loss ratio(2)	62.6%	(2)%	63.7%	0%	63.6%
Expense ratio(2)	36.0%	(2)%	36.7%	(2)%	37.4%

Combined health ratio	98.6%	(2)%	100.4%	(1)%	101.0%

Operating margin(3)	3.1%	210%	1.0%	(57)%	2.3%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The health loss ratio represents benefits, claims and settlement expenses related to health insurance policies stated as a percentage of earned health premiums. The health expense ratio represents underwriting expenses, policy acquisition costs and insurance expenses related to health insurance policies stated as a percentage of earned health premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.

(4)	The Star HRG Division was sold on July 11, 2006. Except for some minor transition expenses recorded after July 1, 2006, the 2006 results represent six months of activity.

The Company’s Star HRG Division reported operating income in 2006 in the amount of $2.3 million, compared to operating income of $1.4 million in 2005. The loss ratio associated with the Star HRG business decreased slightly to 62.6% in 2006 from 63.7% in 2005, and the underwriting and acquisition expense ratio decreased slightly to 36.0% in 2006 from 36.7% in 2005 from initiatives established in the fourth quarter of 2005. Earned premium revenue at the Star HRG Division was $74.1 million in 2006, compared to $144.6 million in 2005, reflecting the sale of the division effective July 11, 2006.

Discontinued Operations

The Company reported income from discontinued operations in 2006 in the amount of $21.2 million, net of tax ($0.59 per diluted share) compared to income from discontinued operations of $531,000, net of tax ($0.01 per diluted share) in 2005. The income for the year ended December 31, 2006 consisted primarily of a tax benefit attributable to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items that are currently recoverable as a result of the sale of the Star HRG Division at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the 2003 sale of the Company’s former student finance subsidiary.

2005 Compared to 2004

HealthMarkets reported revenues and income from continuing operations in 2005 of $2.121 billion and $203.0 million ($4.31 per diluted share), respectively, compared to 2004 revenues and income from continuing operations of $2.069 billion and $145.9 million ($3.07 per diluted share), respectively. Reflecting results from discontinued operations, the Company reported overall 2005 net income of $203.5 million ($4.32 per diluted share), compared to 2004 net income of $161.6 million ($3.40 per diluted share).

Unless the context indicates otherwise, the following discussion comparative of our 2005 and 2004 results of operations excludes the operations of the Company’s Star HRG Division and Student Insurance Division which were sold in July and December 2006, respectively.

Continuing Operations

Revenues.  HealthMarkets’ revenues increased to $1.684 billion in 2005 from $1.612 billion in 2004, an increase of $71.9 million, or 4%. The Company’s revenues were particularly impacted by the following factors:

•	The Company generated a 4% increase in health premium revenue (to $1.429 billion in 2005 from $1.370 billion in 2004), which increase was primarily attributable to the assumption of existing health policies acquired in October 2004 as part of the acquisition by the Company of substantially all of the assets of HealthMarket Inc.

•	Life premiums and other considerations increased by 34%, to $61.6 million in 2005 from $45.9 million in 2004. This increase was attributable primarily to sales of newly-designed life products through its relationships with its two independent marketing companies.

•	Due to a 6% year over year increase in the book value of invested assets and an increase in the yield on short-term and other investments, investment income increased to $91.0 million in 2005 compared to $79.0 million in 2004.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 6% to $103.6 million in 2005 from $110.7 million in 2004. The decrease was primarily related to a year over year decrease in new business for which the Company receives membership marketing and administrative fees.

•	The Company recognized losses on sale of investments of $(760,000) in 2005 compared to gains on sales of investments of $6.7 million in 2004. The 2005 losses were primarily attributable to the impairment of certain fixed maturities written down in the fourth quarter of 2005.

Expenses.  HealthMarkets’ total expenses increased to $1.364 billion in 2005 from $1.345 billion in 2004, an increase of $18.6 million, or 1%. The Company’s expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased nominally to $777.7 million in 2005 from $776.5 million in 2004.

•	Underwriting costs, policy acquisition costs and insurance expenses increased by 2% to $491.5 million in 2005 from $481.3 million in 2004. The increase was primarily due to the expenses incurred with the increased new sales at both the Life Insurance Division and ZON Re.

•	The Company maintains for the benefit of its employees and independent agents various stock-based compensation plans, in connection with which it records non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the performance of the Company’s common stock. In 2005, the Company recognized a non-cash stock based compensation expense in the amount of $7.2 million, compared to non-cash stock based compensation expense of $14.3 million in 2004. The decrease is principally due to the smaller change in share price during 2005 (from $33.90 to $35.51)

compared to 2004 (from $13.28 to $33.90) and a decrease in the amount of unvested credits to 1,571,952 from 1,904,526.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products and general expenses relating to corporate operations) increased by 17%, to $81.2 million in 2005 from $69.6 million in 2004. The majority of the increase is attributed to incremental costs in the amount of $9.1 million associated with the then pending acquisition of the Company by a group of private equity investors.

•	Total interest expense increased by 76%, to $6.0 million in 2005 from $3.4 million in 2004, primarily due to an increase in the interest rates associated with student loan indebtedness (consisting of borrowings incurred to fund student loan obligations under the Company’s College Fund Life Division program — see Note J of Notes to Consolidated Financial Statements).

Operating Income.  Operating income increased by 20%, to $320.6 million in 2005 from $267.3 million in 2004. As discussed more fully below, the Company’s 2005 results from continuing operations benefited from a significant year-over-year increase in operating income at its SEA Division (from $260.7 million in 2004 to $310.5 million in 2005).

Self-Employed Agency Division

For 2005, the SEA Division reported operating income of $310.5 million compared to operating income of $260.7 million in 2004. Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in 2005 was 22.3% compared to 19.2% in 2004.

Operating income at the SEA Division in 2005 was positively impacted by an increase in earned premium revenue, a lower loss ratio (from 54.4% in 2004 to 51.5% in 2005) resulting from favorable claims experience, and a decrease in commission expenses as a percentage of earned premium. Earned premium revenue at the SEA Division increased to $1.395 billion in 2005, compared to earned premium revenue of $1.355 billion in 2004. However, the increase in premium is primarily attributable to the assumption during the fourth quarter of 2004 of small group policies originally issued by a wholly owned insurance subsidiary of HealthMarket Inc. (The Company acquired substantially all of the operating assets of HealthMarket Inc. on October 8, 2004 — see Note C of Notes to Consolidated Financial Statements). During 2005, the premium from the traditional health products issued by the SEA Division decreased approximately 1% due to the decline in submitted annualized premium volume.

Results at the SEA Division in both 2004 and 2005 reflected an aggregate benefit attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. Results at the SEA Division in 2004 reflected a benefit associated with the reduction in the amount of $47.8 million of claim liabilities established in 2003 in response to a rapid pay down in 2003 of an excess pending claims inventory. In 2005, the Company recognized an aggregate benefit attributable to refinements of the Company’s estimate for its claim liability on its health insurance products in the amount of $40.9 million, of which $7.6 million was recorded in the first quarter of 2005 and $33.3 million was recorded in the third quarter of 2005.

•	In the first quarter of 2005, the Company recorded a favorable claim liability adjustment in the amount of $7.6 million attributable to a refinement of an estimate for the Company’s claim liability established with respect to a product rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. See discussion below under the caption “Change in Claims and Future Benefit Liability Estimates — Self-Employed Agency Division” for additional information with respect to this adjustment.

•	In the third quarter of 2005, the Company recorded an additional favorable claim liability adjustment in the amount of $33.3 million attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. The largest portion of this adjustment (approximately $21.0 million) was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on its most popular

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

As a result of the favorable claims experience in 2005 associated with the SEA Division’s health insurance products, during the fourth quarter of 2005 the Company implemented reduced premium rates (average 15% reduction) on new business in a number of markets.

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

In 2005, total SEA Division submitted annualized premium volume decreased by 16.3%, to $720.4 million in 2005 from $860.4 million in 2004. The decrease in submitted annualized premium volume can be attributed primarily to a reduction in the average number of writing agents per week in the field (from 2,329 in 2004 to 2,039 in 2005).

Life Insurance Division

The Company’s Life Insurance Division reported operating income in 2005 of $7.1 million compared to operating income of $4.7 million in 2004. The year-over-year increase in operating income was attributable to an increase in revenue and a decrease in fixed administrative costs as a percentage of earned premium revenue.

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

The Company’s Other Key Factors segment reported operating losses of $(1.6) million in 2005, compared to operating income of $461,000 in 2004. The increase in operating losses in 2005 in the Other Key Factors segment was primarily attributable to a decrease in net realized gains associated with the Company’s investment portfolio

(from $7.6 million in net realized gains in 2004 to $(760,000) in net realized losses in 2005), an increase in general corporate expenses of $6.3 million and incremental costs in the amount of $9.1 million associated with the pending acquisition of the Company by a group of private equity investors. These unfavorable factors were partially offset by a $14.7 million increase in investment income on equity and a $7.1 million year-over-year decrease in variable stock-based compensation expense associated with the various stock accumulation plans established by the Company for the benefit of its independent agents (from $14.3 million in 2004 to $7.2 million in 2005).

Disposed Operations

The Company’s Student Insurance Division (which until its disposition by the Company in December 2006 offered tailored health insurance programs that generally provide single school year coverage to individual students at colleges and universities) reported operating losses of $(8.9) million in 2005 compared to operating losses of $(49.5) million in 2004. Results for 2005 at the Student Insurance Division reflected a significant improvement in loss experience on the Student Insurance book of business. The loss ratio decreased to 78.7% in 2005, from 89.4% in 2004. For 2005, operating results also benefited from lower administrative expenses as a percentage of earned premium and from better utilization of network service agreements with healthcare providers. Results in 2004 also reflected a second quarter impairment charge in the amount of $6.3 million, which was principally associated with the abandonment of computer hardware and software assets associated with a claims processing system. Earned premium revenue at the Student Insurance Division decreased to $282.5 million in 2005, from $297.0 million in 2004. The decrease in premium reflected, in part, the non-renewal in the 2005-2006 school year of certain accounts that had performed poorly in the 2004-2005 school year.

The Company’s former Star HRG Division reported operating income in 2005 in the amount of $1.4 million, compared to operating income of $3.3 million in 2004. The loss ratio associated with the Star HRG business increased slightly to 63.7% in 2005 from 63.6% in 2004, and the underwriting and acquisition expense ratio decreased slightly to 36.7% in 2005 from 37.4% in 2004. The decrease in “Other income” from 2004 to 2005 was associated with the decrease in administrative fees on business underwritten by a third party insurance carrier and a decrease in fees received on ancillary products. Earned premium revenue at the Star HRG Division was $144.6 million in 2005, compared to $145.7 million in 2004.

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

Variable Stock-Based Compensation

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the fair value of the Company’s common stock. For financial reporting purposes, the Company reflects all non-cash variable stock based compensation associated with its agent stock plans in its “Other Key Factors” business segment. See Note Q of Notes to Consolidated Financial Statements.

The accounting treatment of the Company’s agent plans has resulted and will continue to result in unpredictable non-cash stock-based compensation charges, primarily dependent upon future fluctuations in the prevailing fair value of HealthMarkets common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. Unvested benefits under the agent plans vest in January of each year; accordingly, in periods of general appreciation in the price of HealthMarkets common stock, the Company’s cumulative liability, and corresponding charge to income, for unvested stock-based compensation is expected to be greater in each successive quarter during any given year.

Change in Claims and Future Benefit Liability Estimates — Self-Employed Agency Division

2006 Change in Claim Liability Estimates

Results for the year ended December 31, 2006, reflected a benefit in the amount of $47.1 million attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, these refinements are considered to be changes in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of these refinements was accounted for in the respective periods that the refinements occurred. Of the $47.1 million of refinements to the estimated claim liability, $44.5 million is attributable to prior years. The refinements to the estimate for the Company’s claim liability are more particularly described below:

•	Approximately $11.2 million of the benefit (recorded in the third quarter) was due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. The calculation of the claim liability now distinguishes between more mature products with reliable historical data and newer or lower volume products that have not established a reliable historical trend. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $14.8 million.

•	An additional adjustment to the claim liability (approximately $25.1 million of which $10.5 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. This adjustment reflects both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors. Had these refinements been made at December 31, 2005, the claim liability estimate would have been reduced by $19.1 million.

•	In the second quarter of 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for a previously-established separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $10.6 million.

2005 Change in Claim Liability Estimates

Results at the SEA Division in 2005 reflected an aggregate benefit in the amount of $40.9 million attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred.

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

In addition, effective January 1, 2005, the Company’s SEA Division made certain refinements to its claim liability calculations related to the ACE rider, the effect of which decreased claim liabilities and correspondingly increased operating income in the amount of $7.6 million in the first quarter of 2005. Prior to January 1, 2005, the SEA Division utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the SEA Division refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique continues to utilize anticipated loss ratios in the most recent incurral months. This completion factor technique utilized historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

Quarterly Results

The following table presents the information for each of the Company’s fiscal quarters in 2006 and 2005. This information is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements of the Company included herein and, in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The Company has elected to utilize the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy with respect to the capitalization and amortization of deferred acquisition costs associated with excess first and second year commissions. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized deferred acquisition cost (DAC) of $77.6 million, a related increase to its deferred tax liability by $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses (classified to its SEA Division) in 2006 by the amount of $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million. The Company has reflected the effects of this change in accounting policy for the 2006 interim periods in the “Quarterly Results” table below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
			(In thousands except per share amounts)

Income Statement Data:
Revenues from continuing operations	$555,305	$562,568	$515,543	$513,155	$515,744	$520,174	$545,908	$539,392
Income from continuing operations before federal income taxes	125,954	154,152	13,728	58,464	59,802	92,755	79,514	81,079
Income from continuing operations	82,168	89,874	5,680	38,846	37,498	60,672	52,142	52,658
Income (loss) from discontinued operations	507	301	19,701	661	971	373	173	(986)
Net income	$82,675	$90,175	$25,381	$39,507	$38,469	$61,045	$52,315	$51,672
Per Share Data:
Basic earnings (loss) per common share:
Income from continuing operations	$2.75	$3.01	$0.17	$0.84	$0.81	$1.31	$1.13	$1.14
Income (loss) from discontinued operations	0.02	0.01	0.58	0.01	0.02	0.01	0.00	(0.02)

Net income	$2.77	$3.02	$0.75	$0.85	$0.83	$1.32	$1.13	$1.12

Diluted earnings (loss) per common share:
Income from continuing operations	$2.67	$2.94	$0.16	$0.83	$0.80	$1.29	$1.11	$1.11
Income (loss) from discontinued operations	0.02	0.01	0.57	0.01	0.02	0.01	0.00	(0.02)

Net income	$2.69	$2.95	$0.73	$0.84	$0.82	$1.30	$1.11	$1.09

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

Liquidity and Capital Resources

Consolidated

On a consolidated level, the Company’s primary sources of liquidity have been premium revenues from policies issued, investment income, fees and other income, proceeds from corporate borrowings and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, cash dividends to shareholders, stock repurchases and the funding of student loans. During 2006, the Company generated on a consolidated basis net cash from operations in the amount of $42.8 million, compared to net cash from operations of $185.4 million in 2005 and $254.2 million in 2004. The decrease in cash flow from operations in 2006 is due to the cash used to transfer the net liabilities of the Student Insurance Division and the Star HRG Division of $85.5 million. In addition, income from continuing operations before tax, excluding realized gains recorded on the sale of the Student Insurance Division and the Star HRG Division, decreased $162.6 million in 2006 from 2005.

The Company’s consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) was $556.1 million and $15.5 million at December 31, 2006 and 2005, respectively.

In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. This indebtedness is more particularly described below:

•	In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company, entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At December 31, 2006, the Company had an aggregate of $437.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The Company has not drawn on the $75.0 million revolving credit facility. During the six months ended December 31, 2006, the Company made its regularly scheduled quarterly principal payment in the amount of $2.5 million and a voluntary prepayment in the amount of $60.0 million on the term loan facility.

The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan required nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date, at which time the remaining principal amount is due. As a result of the $60.0 million prepayment, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement are based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West and Chesapeake.

•	On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts) (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the Trust Securities will be paid at the same interest rates paid on the Notes.

The Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indentures) of HealthMarkets, LLC. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the Trust Securities. The guarantee is subordinated to the same extent as the Notes. The Trusts are obligated to redeem the Trust Securities when the Notes are paid at maturity or upon any earlier prepayment of the Notes. Prior to June 15, 2011, the Notes may be redeemed only upon the occurrence of certain tax or regulatory events at 105.0% of the principal amount thereof in the first year reducing by 1.25% per year until it reaches 100.0%. On and after June 15, 2011 the Notes are redeemable, in whole or in part, at the option of the Company at 100.0% of the principal amount thereof.

On April 29, 2004, UICI Capital Trust I (a newly formed Delaware statutory business trust) (the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the 2004 Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At December 31, 2006, the 2004 Notes bore interest at an annual rate of 8.87%. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes.

At December 31, 2006 and 2005, the Company had an aggregate of $119.0 million and $130.9 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2006 and 2005, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.2 million and $115.3 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $14.2 million and $20.5 million, respectively. At December 31, 2006, $7.2 million of such cash, cash equivalents and other qualified investments was available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program, which purchases may be made in accordance with the terms of the agreements governing the securitization until February 2007. After February 1, 2007, the Company will fund loans with cash on hand from HealthMarkets LLC.

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

the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. After July 1, 2005, the SPE Notes are also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2006 and 2005 the Company made principal payments in the aggregate amount of $11.9 million and $19.1 million, respectively, on the Notes.

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

Holding Company

HealthMarkets Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets LLC (collectively referred to as “holding company” in this section). HealthMarkets LLC’s principal assets are its investment in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from its subsidiaries. The laws governing the Company’s insurance subsidiaries restrict dividends paid by the Company’s domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company’s liquidity and capital resources.

At December 31, 2006 and 2005, HealthMarkets, Inc. and HealthMarkets LLC at the holding company level held cash and cash equivalents in the amount of $311.5 million and $151.4 million, respectively. Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc and HealthMarkets LLC for each of the three most recent years:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash and cash equivalents on hand at beginning of year	$151,423	$39,573	$37,840
Sources of cash:
Dividends from domestic insurance subsidiaries(1)	213,200	146,000	23,000
Dividends from offshore insurance subsidiaries	6,950	9,000	5,290
Dividends from non-insurance subsidiaries(2)	1,607	9,037	27,630
Debt proceeds(3)	600,000	—	14,570
Contribution by private equity firms	985,000	—	—
Principal repayment on Star HRG buyer note(4)	72,365	—	—
Proceeds from issuance of senior secured notes by non-consolidated qualifying special purpose entity(5)	71,929	—	—
Proceeds from other financing activities(6)	27,870	12,253	26,587
Proceeds from stock option activities	337	2,582	7,524
Net tax treaty payments from subsidiaries	40,499	5,536	—
Net investment activities	3,221	1,773	—

Total sources of cash	2,022,978	186,181	104,601

Uses of cash:
Cash to operations	(34,172)	(14,767)	(17,948)
Contributions/investment in subsidiaries(7)	(635)	(1,690)	(2,506)
Interest on debt	(23,808)	(1,023)	(993)
Repayment of debt	(62,500)	—	(18,951)
Financing activities(8)	(150)	(370)	(2,856)
Dividends paid to shareholders	—	(34,705)	(11,477)
Purchases of HealthMarkets common stock(9)	(8,745)	(13,359)	(36,220)
Net investment activities	—	—	(10,387)
Net tax treaty net payments from subsidiaries	—	—	(1,530)
Merger transaction costs(10)	(120,921)	(8,417)	—
Treasury stock purchase in Merger(11)	(1,611,989)	—	—

Total uses of cash	(1,862,920)	(74,331)	(102,868)

Cash and cash equivalents on hand at end of year	$311,481	$151,423	$39,573

Cash and cash equivalents at HealthMarkets, Inc.	$48,578	$151,423	$39,573
Cash and cash equivalents at HealthMarkets LLC	262,903	—	—

Cash and cash equivalents on hand at end of year	$311,481	$151,423	$39,573

(1)	Consists of dividends paid to the holding company by MEGA and Mid-West.

(2)	Includes in 2004 $25.0 million of dividends from a non-insurance subsidiary related to the sale of the remaining uninsured student loans retained by the Company upon the sale of AMS.

(3)	Includes in 2006 proceeds from the term loan facility in the amount of $500 million and proceeds from the floating rate Junior Subordinated Notes of $100 million.

(4)	Includes distribution from a special purpose subsidiary of the principal payment received in 2006 in the amount of $72.4 million on the $150.8 million promissory note received in July 2006. See Notes C and L of Notes to Consolidated Financial Statements.

(5)	Reflects net proceeds of issuance by a non-consolidated qualifying special purpose subsidiary of $72.4 million principal amount of senior secured notes, which notes are secured by a pledge of the $150.8 million promissory note received in July 2006. HealthMarkets LLC received the promissory note as a non-cash dividend from its subsidiary, MEGA, and subsequently assigned the note to the special purpose subsidiary. See Notes C and L of Notes to Consolidated Financial Statements.

(6)	Includes borrowings from and/or repayments on loans from subsidiaries in the amount of $800,000, $358,000 and $3.9 million in 2006, 2005 and 2004, respectively, proceeds from subsidiaries related to agent stock plans in the amount of $20.4 million, $11.1 million and $19.7 million in 2006, 2005 and 2004, respectively, repayment on loans from non-affiliated companies of $3.9 million, and proceeds from the sale of Class A-1 common stock to officers and directors of $2.8 million in 2006.

(7)	Includes purchase of and investment in non-insurance subsidiaries and funding of discontinued operations.

(8)	Includes advances to subsidiaries in the amount of $150,000, $370,000 and $2.9 million in 2006, 2005, and 2004, respectively.

(9)	Includes repurchase of HealthMarkets common stock under the Company’s stock repurchase program in the amount of $-0- (-0- shares), $7.0 million (310,900 shares) and $16.3 million (1,043,400 shares) in 2006, 2005 and 2004, respectively. Also includes in 2006, 2005 and 2004 the amounts of $8.7 million, $6.4 million and $19.9 million, respectively, representing repurchases of HealthMarkets common stock for agent stock accumulation plans and purchases from officers or employees of the Company.

(10)	Includes the costs associated with the acquisition of the Company by a group of private equity investors.

(11)	Includes the repurchase of 43,567,252 shares of HealthMarkets common stock at $37.00 per share in connection with the Merger.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2007, the Company’s domestic insurance companies can pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the holding company of approximately $71.2 million. However, as it has done in the past, the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

Sources and Uses of Cash and Liquidity

During 2006, 2005 and 2004, the Company’s cash and liquidity at the holding company were positively impacted by the following significant factors and developments:

•	During 2006, the Company received an aggregate of $221.7 million in cash dividends from its subsidiaries, compared to $164.0 million of cash dividends received in 2005.

•	During 2006, the Company received $10.4 million of investment income on short-term investments and other invested assets held at the holding company.

•	During 2006, the Company received a distribution from a special purpose subsidiary of the cash principal payment in the amount of $72.4 million on the $150.8 million promissory note received in July 2006 as consideration for sale of assets comprising the Company’s Star HRG unit.

•	During 2006 the Company received net cash proceeds in the amount of $71.9 million from the issuance by a non-consolidated qualifying special purpose subsidiary of $72.4 million principal amount of senior secured notes.

•	On April 5, 2006, the Company received $985.0 million for the purchase of common stock by the group of private equity firms in connection with the merger.

•	As described above, to finance the Merger the Company utilized the proceeds of additional indebtedness incurred in April 2006 in the amount of $600.0 million, consisting of $500.0 million under a term loan credit facility and $100.0 million of Floating Rate Junior Subordinated Notes.

•	On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets formerly held by the Company’s former Academic Management Services Corp. subsidiary. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

•	In April 2004, the Company, through a newly formed Delaware statutory business trust, generated net proceeds of $14.6 million from the issuance in a private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities. See Note I of Notes to Consolidated Financial Statements.

•	Effective November 1, 2004, the Company terminated a $30.0 million bank credit facility that was otherwise scheduled to mature in January 2005. At the time the facility was terminated, the Company had no borrowings outstanding under the facility.

During 2006, 2005 and 2004, the Company’s principal uses of cash and liquidity at the holding company were as follows:

•	During 2006 and 2005, the holding company expended significant amounts of cash for expenses related to the Merger, of which approximately $120.9 million was expended during 2006 and approximately $8.4 million was expended during the fourth quarter of 2005.

•	On April 5, 2006, the Company utilized $1.6 billion to repurchase 43,567,252 shares of its common stock in the Merger.

•	During 2006, the holding company paid interest and principal on its $500.0 million term loan facility in the amount of $16.4 million and $62.5 million, respectively. The Company’s $62.5 million repayment of principal on the facility included a voluntary prepayment in the amount of $60.0 million.

•	In April 2005, HealthMarkets utilized approximately $7.0 million to repurchase 310,900 shares of its common stock pursuant to its share repurchase program. During 2004, HealthMarkets utilized approximately $16.3 million to repurchase 1,043,400 of its common stock pursuant to its share repurchase program. Such amounts are reflected as “Purchases of HealthMarkets common stock” in the table above.

•	During 2005 and 2004, the Company paid aggregate dividends to holders of its common stock in the amount of $34.7 million and $11.5 million, respectively.. On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. Dividends paid in 2005 also included a $0.25 per share special dividend ($11.6 million in the aggregate) paid in March 2005. Since the execution on September 15, 2005 of a definitive agreement contemplating the acquisition of the Company in a cash merger by a group of private equity firms, the Company has not declared or paid additional dividends on shares of its common stock.

•	In April 2004, the Company paid in full its outstanding 6% convertible subordinated notes in the aggregate amount of $15.0 million and accrued interest thereon to the date of prepayment. The notes had been issued by the Company in November 2003 in full payment of all contingent consideration payable in connection with HealthMarkets’ February 2002 acquisition of Star HRG.

•	In June 2004, the Company paid in full the final payment due in the amount of $4.0 million on its 8.75% Senior Notes due June 2004, which the Company had issued in 1994 in the original aggregate issuance amount of $27.7 million.

Contractual Obligations and Off Balance Sheet Arrangements

Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at December 31, 2006:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$556,070	$—	$—	$—	$556,070
Student loan credit facility(1)	118,950	18,050	28,550	25,450	46,900
Future policy benefits(2)	453,715	21,103	47,407	40,408	344,797
Claim liabilities(2)	517,132	418,412	90,069	5,176	3,475
Capital lease obligations	1,709	1,325	384	—	—
Operating lease obligations	10,690	3,775	5,404	1,511	—

Total	$1,658,266	$462,665	$171,814	$72,545	$951,242

(1)	All indebtedness issued under the secured student loan credit facility represent obligations solely of the SPE and not of the Company or any other subsidiary and is secured by student loans, accrued investment income, cash, cash equivalents and qualified investments.

(2)	The payments related to the future policy benefits and claim liabilities reflected in the table above have been projected utilizing assumptions based on the Company’s historical experience and anticipated future experience.

The Company’s off balance sheet arrangements consist of commitments to fund student loans generated by its former College Fund Life Division and letters of credit.

Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. At December 31, 2006, the Company had outstanding commitments to fund student loans under the College Fund Life Division program for the years 2007 through 2025. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by a private guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total student loan funding commitments for each of the next five school years and thereafter, as well as the amount the Company expects to be required to fund based on historical utilization rates and policy lapse rates, are as follows as of December 31, 2006:

	Total	Expected
	Commitment	Funding
	(In thousands)

2007	$35,903	$3,364
2008	30,427	2,913
2009	27,302	2,518
2010	28,758	2,246
2011	32,144	1,981
2012 and thereafter	115,276	3,826

Total	$269,810	$16,848

Interest rates on the above commitments are principally variable (prime plus 2%).

Through February 1, 2007, the Company has funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). The indenture governing the terms of the SPE Notes provided that the proceeds of such SPE Notes could be used to fund student loan commitments only until February 1, 2007, after which any monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans are required to be used to redeem the SPE Notes. After February 1, 2007, the Company will fund loans with cash on hand from HealthMarkets LLC. During 2006, principal payments on the Notes were made in the amount of $12.0 million from the proceeds from the repayment on the student loan receivables. See discussion above under the caption “Liquidity and Capital Resources — Consolidated” and Note J of Notes to Consolidated Financial Statements.

At each of December 31, 2006 and 2005, the Company had $9.6 million and $5.2 million, respectively, of letters of credit outstanding relating to its insurance operations.

Investments

The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from the Company’s in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 71% of the investment portfolio.

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

Set forth below is a summary of the Company’s investments by category at December 31, 2006 and 2005:

	December 31,		December 31,
	2006		2005
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Securities available for sale —
Fixed maturities, at fair value (cost: 2006 — $1,391,275; 2005 — $1,496,340)	$1,374,403	76.3%	$1,484,465	83.5%
Equity securities, at fair value (cost: 2006 — $283; 2005 — $1,508)	318	0.3%	1,347	0.1%
Mortgage loans	—	0.0%	751	0.0%
Policy loans	14,625	0.8%	16,325	0.9%
Short-term and other investments	412,498	22.9%	275,036	15.5%

Total investments	$1,801,844	100.0%	$1,777,924	100.0%

Fixed maturity securities represented 76.3% and 83.5% of the Company’s total investments at December 31, 2006 and 2005, respectively. Fixed maturity securities at December 31, 2006 consisted of the following:

	December 31,
	2006
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. Treasury and U.S. Government agency obligations	$73,283	5.3%
Corporate bonds	912,577	66.4%
Mortgage-backed securities issued by U.S. Government agencies and authorities	225,400	16.4%
Other mortgage and asset backed securities	158,306	11.5%
Other	4,837	0.4%

Total fixed maturity securities	$1,374,403	100.0%

Corporate bonds included in the fixed maturity portfolio consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2006, the largest concentration in any one investment grade corporate bond was $94.8 million, which represented 5.3% of total invested assets. This security was received as payment on the sale of the Student Division. To limit its credit risk, the Company has taken out $75.0 million of credit default insurance on this bond, reducing its default exposure to $19.8 million, or 1.1% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $3.5 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%.

Included in the fixed maturity portfolio are mortgage-backed securities, including collateralized mortgage obligations, mortgage-backed pass-through certificates, and commercial mortgage-backed securities. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company’s mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, such as planned amortization classes and sequential classes. The Company seeks to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.

As of December 31, 2006 and 2005, $1.356 billion or (98.7%) and $1.457 billion (or 98.1%), respectively, of the fixed maturity securities portfolio was rated BBB or better (investment grade), and $18.2 million or (1.3%) and $27.6 million (or 1.9%), respectively, of the fixed maturity securities portfolio was invested in below investment grade securities (rated less than BBB).

A quality distribution for fixed maturity securities at December 31, 2006 is set forth below:

	December 31,
	2006
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$593,601	43.2%
AA	155,928	11.3%
A	460,225	33.5%
BBB	146,488	10.7%
Less than BBB	18,161	1.3%

	$1,374,403	100.0%

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

During 2006, 2005 and 2004, the Company recorded impairment charges for certain fixed and equity securities in the amount of $2.4 million, $4.1 million and $3.6 million, respectively.

Set forth below is a summary of the Company’s gross unrealized losses in its portfolio of fixed maturity securities as of December 31, 2006:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$20,353	$75	$36,149	$651	$56,502	$726
Mortgage backed securities issued by U.S. Government agencies and authorities	26,399	143	179,551	4,667	205,950	4,810
Other mortgage and asset backed securities	38,250	176	111,058	3,028	149,308	3,204
Corporate bonds	77,682	444	343,231	15,522	420,913	15,966
Other	4,837	2,162	—	—	4,837	2,162

Total	$167,521	$3,000	$669,989	$23,868	$837,510	$26,868

At December 31, 2006, the Company had $26.9 million of unrealized losses in its fixed maturities portfolio. Of the $3.0 million in unrealized losses that have existed for less than twelve months, all but a single security have unrealized losses of less than 2% of cost. The single security (which consists of the Company’s residual interest in Grapevine Finance LLC and which has been classified as “Other” in the table above) had at December 31, 2006 an unrealized loss of $2.2 million, or 30.9% of cost. See Notes C and L of Notes to Consolidated Financial Statements. The Company believes that the cash flows received from the security have not changed from those that were expected when the securitization was completed in 2006. Of the $23.9 million in unrealized losses that have existed for twelve months or longer, eight securities had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $4.9 million at December 31, 2006. The Company continually monitors these investments and believes that, as of December 31, 2006, the unrealized loss in these investments is temporary.

Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2005:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$61,872	$747	$13,632	$390	$75,504	$1,137
Mortgage backed securities issued by U.S. Government agencies and authorities	145,168	2,077	68,632	2,124	213,800	4,201
Other mortgage and asset backed securities	67,635	947	78,020	2,618	145,655	3,565
Corporate bonds	380,079	7,642	260,044	10,180	640,123	17,822

Total	$654,754	$11,413	$420,328	$15,312	$1,075,082	$26,725

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2006 and 2005, excluding investments in U.S. Government securities:

	December 31,
	2006		2005
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
		(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$94,763	5.3%	$—	—%
Federal National Mortgage Corporation	17,992	1.0%	25,370	1.4%
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund(2)	$325,677	18.1%	$200,900	11.3%

(1)	Represents security received from the purchaser as consideration upon sale of the Company’s former Student Insurance Division on December 1, 2006. To reduce the Company’s credit risk, the Company has taken out $75.0 million of credit default insurance on this security, reducing the Company’s default exposure to $19.8 million. See Note C of Notes to Consolidated Financial Statements.

(2)	The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in high quality United States dollar denominated money market securities of domestic and foreign issuers.

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

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, the claim liability estimate is determined which is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements

The Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

For the majority of health insurance products offered through the Self-Employed Agency Division, the Company establishes the claims liability using the original incurred date. Under the original incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and are sometimes significant.

The Company believes that its recorded claim liabilities are reasonable and adequate to satisfy its ultimate claims liability. Each of the Company’s major operating units has an actuarial staff that has primary responsibility for assessing the claim liabilities. The Company’s Corporate Risk Management staff has an oversight process in place to provide final review of the establishment of the claim liabilities. The Company uses its own experience as appropriate and relies on industry loss experience as necessary in areas where the Company’s data is limited. Our estimate of claim liabilities represents management’s best estimate of the Company’s liability as of December 31, 2006.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at its SEA Division. The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2006 unpaid claim liability for the SEA Division. The scenarios selected are reasonable based on the Company’s past experience, however future results may differ.

Completion Factor(a)		Loss Ratio Estimate(b)
Increase	Increase (Decrease)	Increase	Increase (Decrease)
(Decrease)	in Estimated Claim	(Decrease)	in Estimated Claim
in Factor	Liability	in Ratio	Liability
	(In thousands)		(In thousands)

0.015	$(28,638)	6	$35,379
0.010	(19,756)	3	17,690
0.005	(10,054)	(3)	(17,690)
(0.005)	10,166	(6)	(35,379)
(0.010)	20,446	(9)	(53,069)
(0.015)	30,841	(12)	(70,758)

(a)	Impact due to change in completion factors for incurred months prior to the most recent five months.

(b)	Impact due to change in estimated loss ratio for the most recent five months.

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

With respect to business at its Disposed Operations, the Company assigned incurred dates based on the date of service. This definition estimated the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments were made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2006, 2005 and 2004:

	At December 31,
	2006	2005	2004
	(In thousands)

Self-Employed Agency Division	$417,571	$438,857	$493,406
Life Insurance Division	11,472	10,989	12,072
Other Insurance	14,289	16,247	5,144
Disposed Operations(1)	1,218	79,908	100,157

Subtotal	444,550	546,001	610,779
Reinsurance recoverable(2)	72,582	12,105	11,808

Total claim liabilities	$517,132	$558,106	$622,587

(1)	Reflects claims liabilities associated with the Company’s former Student Insurance Division and Star HRG Division. The claims liabilities remaining at December 31, 2006 represent the residual liability associated with a closed block short-term product previously offered by, and retained by the Company in the 2006 sale of, the Student Insurance Division.

(2)	Reflects liability related to unpaid losses recoverable.

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Claims liability at beginning of year	$546,001	$610,779	$563,045
Less: Claims liability paid on business disposed	(68,617)	—	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	1,059,032	1,191,723	1,196,421
Prior years	(90,697)	(124,996)	(90,914)

Total incurred losses, net of reinsurance	968,335	1,066,727	1,105,507

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	664,220	765,767	714,361
Prior years	336,949	365,738	343,412

Total paid claims, net of reinsurance	1,001,169	1,131,505	1,057,773

Claims liability at end of year, net of related reinsurance recoverable (2006 — $72,582; 2005 — $12,105; 2004 — $11,808)	$444,550	$546,001	$610,779

Claims Liability Development Experience

The developmental method used by the Company to estimate most of its claim liabilities produces a single estimate of reserves for both in course of settlement (ICOS) and incurred but not reported (IBNR) claims on an integrated basis. Since the IBNR portion of the claim liability represents claims that have not been reported to the Company, this portion of the liability is inherently more imprecise and difficult to estimate than other liabilities. A separate IBNR or ICOS reserve is estimated from the combined reserve by allocating a portion of the combined reserve based on historical payment patterns. Approximately 83-85% of the Company’s claim liabilities represent IBNR claims.

Set forth in the table below is the summary of the incurred but not reported claim liability by business unit at each of December 31, 2006, 2005 and 2004:

	At December 31,
	2006	2005	2004
	(In thousands)

Self Employed Agency Division	$346,060	$368,556	$416,299
Student Insurance Division	1,182	59,957	79,766
Star HRG Division	—	15,852	15,286
Life Insurance Division	4,254	4,725	5,546
Other Insurance	14,177	16,007	4,936

Subtotal	365,673	465,097	521,833
Reinsurance recoverable	65,341	7,971	8,589

Total IBNR claim liability	431,014	473,068	530,422
ICOS claim liability	78,877	80,904	88,946
Reinsurance recoverable	7,241	4,134	3,219

Total ICOS claim liability	86,118	85,038	92,165

Total claim liability	$517,132	$558,106	$662,587

Percent of IBNR to Total	83%	85%	85%

Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change.

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Self-Employed Agency Division	$(85,784)	$(121,362)	$(91,720)
Life Insurance Division	(510)	337	(926)
Other Insurance	(2,530)	805	1
Disposed Operations	(1,873)	(4,776)	1,731

Total favorable	$(90,697)	$(124,996)	$(90,914)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in each of 2006, 2005 and 2004. For the SEA Division, the (favorable) unfavorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2006, 2005 and 2004 is set forth in the table below by source:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Development in the most recent incurral months	$(35,504)	$(72,728)	$(42,947)
Development in completion factors	(6,612)	(21,095)	(7,664)
Development in large claim reserve	(10,555)	(8,455)	(5,425)
Development in reserves for regulatory and legal matters	(4,762)	(6,971)	18,906
Change in estimate for ACE rider	(24,165)	(7,613)	—
Other change in estimate as disclosed below	—	—	(47,794)
Other	(4,186)	(4,500)	(6,796)

Total (redundancy) inadequacy	$(85,784)	$(121,362)	$(91,720)

As indicated in the table above, considerable redundancies in each year are associated with the estimate of claim liabilities for the most recent incurral months. The Company has limited data with respect to these most recent incurral months and, accordingly, estimates are based primarily on anticipated experience, taking into account the impact of the Company’s rate changes relative to expected medical trend. Since late 2003, the Company has severely reduced the level of rate increases on its underlying scheduled health insurance coverage in response to experience that has been more favorable than was assumed in the establishment of the premium rates. This favorable experience first appeared in incurred months in the latter half of 2002, which with hindsight proved to be much more favorable than prior experience would have suggested. At the end of 2003 and again at the end of 2004, there appeared to be evidence that loss ratios on these products were increasing again toward the anticipated levels, though hindsight eventually showed that much of this deterioration was the result of the redundancy that had developed in the completion factors, which were adjusted in the third quarter of 2005. Accordingly, the estimated claim liabilities assumed experience had deteriorated as medical trend rates exceeded actual rate increases. In hindsight, actual results were unusually favorable in each case. In the third quarter of 2005, claim liability estimates were adjusted to reflect this unusually favorable experience. Additional adjustments were made in the third quarter of 2006 to reflect this continuing favorable experience.

The total favorable claims liability development experience for 2006 in the amount of $85.8 million represented 19.5% of total claim liabilities established for the SEA Division at December 31, 2005. Most of

the redundancy ($35.5 million, excluding a refinement to the claim liability for the ACE rider described below) is attributable to experience in the most recent incurral months developing more favorably than anticipated. The Company also experienced a redundancy attributable to the completion factors utilized of $6.6 million (excluding the refinements in the ACE completion factors in the third and fourth quarters of 2006 described below) as the result of claims developing in amounts less than anticipated by the completion factors used at December 31, 2005. Furthermore, the SEA Division also benefited from a reduction in the claim liability of $10.8 million in its reserve for large claims as a result of a change in estimate recorded in the second quarter of 2006, of which $10.6 million was attributable to prior years. In addition, the Company experienced favorable development of approximately $4.8 million associated with its reserves for regulatory and legal matters due to settlements of certain litigation and matters on terms more favorable than originally anticipated. In 2006, the Company made certain refinements to its estimate of the claim liability for the ACE rider which contributed to the favorable claims liability development experience for the year, including revisions to the completion factors utilized in computing this reserve as well as revisions to the estimate of the unpaid claim liability for the most recent incurral months. The impact of these refinements on the development of the claim liabilities established at December 31, 2005 is $24.2 million, including $19.1 million attributable to the revised completion factors and $5.1 million attributable to the estimate in the most recent incurral months. The remaining favorable experience in 2006 in the claims liability attributable to other issues was $4.2 million, or 1.0% of total claim liabilities established for the SEA Division at December 31, 2005.

The total favorable claims liability development experience for 2005 in the amount of $121.4 million represented 24.6% of total claim liabilities established for the SEA Division at December 31, 2004. The favorable claims liability development experience in 2005 reflected a benefit of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products, which adjustment resulted from a refinement of the estimate of the unpaid claim liability for the most recent incurral months ($20.9 million, included in the table above as part of the development in the most recent incurral months) and an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices ($12.3 million, included in the table above as part of the development in the completion factors). The favorable claims liability development experience at the SEA Division in 2005 also reflected the effects of a favorable adjustment in the amount of $7.6 million recorded in the first quarter of 2005 attributable to a refinement of an estimate for the Company’s claim liability established with respect to the ACE (accumulated covered expense) rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. Excluding the impact of the refinements discussed above, the remaining favorable experience in 2005 in the claims liability was $80.5 million, or 16.3% of total claim liabilities established for the SEA Division at December 31, 2004. Most of the remaining redundancy ($51.8 million in addition to the refinement described above) is attributable to experience in the five most recent incurral months developing more favorably than anticipated (as discussed above) and unanticipated improvements on certain closed blocks that appeared to have been deteriorating based on experience available at the end of 2004. The Company experienced an additional redundancy in the completion factors of $8.8 million (in addition to the redundancy from the refinement previously described in the third quarter of 2005) as the result of claims developing in amounts less than anticipated by the completion factors used at December 31, 2004. The Company also experienced favorable development of $8.5 million in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. In addition, the Company experienced favorable development of approximately $7.0 million associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. The favorable claims liability development experience at the SEA Division in 2004 reflected the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, did not influence the level of claim liabilities redundancies in 2005 and will not influence the level of claim liabilities redundancies in future periods. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003. Of the remaining redundancy, $42.9 million was attributable to experience in the five most recent incurral months developing more favorably than anticipated as a result of unanticipated improvements in the experience on products that had been showing indications of deterioration in response to a reduction in the level of rate increases. The Company experienced an additional favorable development in the completion factors of $7.7 million as a result of lower than expected claim payments. The Company also experienced favorable development of $5.4 million in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. In addition, the Company experienced unfavorable development of nearly $18.9 million associated with its reserves for regulatory and legal matters as the result of certain claim litigation and the establishment of additional reserves in response to claim payment issues raised in a market conduct examination.

Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected.

In response to the redundancies reflected in 2004 and 2005, the Company elected in the third quarter of 2005 for the SEA Division to modify the assumptions used in the most recent incurral months to rely less on loss ratios assumed in the establishment of premium rates and more on historical experience, reducing the claim liability estimate in the most recent incurral months by $20.9 million. In addition, in response to observed changes in the pattern of claim payments, the Company elected in the third quarter of 2005 to update the completion factors used in the developmental method to estimate the claim liabilities at the SEA Division in a manner designed to produce new completion factors that were anticipated to be equally likely to be redundant as deficient. As a result of the new completion factors, the claims liability estimate was reduced by $12.3 million. These two adjustments in 2005 resulted in an aggregate reduction in the claim liability estimate in the amount of $33.3 million.

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

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006. The unfavorable claim liability development experience at ZON Re in 2005 in the amount of $805,000 was due to certain large claims reported in 2005 associated with claims incurred in the prior year.

Impact on Disposed Operations.  The products of the Student Insurance and Star HRG Divisions consisted principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.

The favorable claim liability development experience at the Student Insurance Division in 2006 and 2005 was $478,000 and $5.2 million, respectively. This favorable development is due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year. The unfavorable claims liability development experience in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-expected claim experience associated with the business written for the 2003-2004 school year.

The favorable claims liability development experience at Star HRG Division of $1.4 million in 2006 includes the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005. The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 is within the normal statistical variation in the model used to develop the reserve. The actual development of prior years’ claims exceeded the expected development of the claims liability. The favorable claims liability development experience of $3.0 million in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003.

Accounting for Policy Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company generally defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, other underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA and Other Insurance division are expensed as incurred.

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006 with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. Generally, the first year and second year commission rates on policies issued by the Company’s SEA Division are higher than renewal year commission rates. Commencing in 2006, the Company changed its accounting methodology with respect to the first year and second year excess commissions and now amortizes those excess commissions over a two year period (based on recent persistency studies showing that SEA policies have an average life of 2.09 years) rather than expensing the excess commissions in the period the commissions were paid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2006 Change in Accounting Policy.”

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

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other intangible assets under Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company has determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Following the Company’s annual review in 2006 for impairment of the goodwill and other intangible assets related to continuing operations, the Company recorded an impairment charge in the amount of $496,000 related to the HealthMarket customer list acquired in October 2004. See Note F of Notes to Consolidated Financial Statements.

Accounting for Agent Stock Accumulation Plans

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America. The Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the fair value of the Company’s Common Stock. The accounting treatment of the Company’s Agent Plans has resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value of HealthMarkets Class A-2 common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. See discussion above under the caption “Variable Stock-Based Compensation” and Note Q of Notes to Consolidated Financial Statements.

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

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

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

The Company seeks to match the cash flows of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company’s results of operations could be significant.

Non-Consolidated Subsidiary

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, the Company distributed and assigned to Grapevine the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction (see Note C of Notes to Consolidated Financial Statements). On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes to an institutional purchaser collateralized by Grapevine’s assets including the CIGNA Note. The net proceeds from the senior secured notes were distributed to HealthMarkets, LLC

Grapevine is a non-consolidated qualifying special purpose entity as defined in FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, HealthMarkets does not consolidate the financial results of Grapevine and accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF 99-20, Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets.

The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed discount rate equal to the 15 year swap rate.

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

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the continued need for a recorded valuation allowance. Establishing or increasing the valuation allowance would result in a charge to income in the period such determination was made. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Beginning in 2003, the Company realized net capital losses that were carried forward and available to offset future capital gains, if any, realized in the following five years. The Company determined in 2003 that it likely would not generate sufficient capital gains to realize the deferred tax benefits of the capital loss carryforwards and certain investment impairment losses realized in 2003. Management did not in 2003 anticipate selling appreciated assets to generate capital gains (and impair future investment return) solely for the purpose of utilizing the capital loss carryover. Accordingly, the Company did not recognize the tax benefits of these 2003 losses but, rather established a valuation allowance during 2003. The sales of the Student Insurance and the Star HRG divisions during 2006, however, generated capital gains in excess of the capital loss carryover and the investment impairment losses. Accordingly, during 2006 the Company released the valuation allowance of $18.1 million established in 2003, thereby realizing the deferred tax benefits of the capital loss carryforwards generated in 2003.

Loss Contingencies

The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note P of Notes to Consolidated Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

Other Matters

The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2006, the risk-based capital ratio of each of the Company’s domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 — Market for Registrant’s Common Stock and Related Stockholder Matters and Note N of Notes to Consolidated Financial Statements.

Inflation

Inflation historically has had a significant impact on the health insurance business. In recent years, inflation in the costs of medical care covered by such insurance has exceeded the general rate of inflation. Under basic hospital medical insurance coverage, established ceilings for covered expenses limit the impact of inflation on the amount of claims paid. Under catastrophic hospital expense plans and preferred provider contracts, covered expenses are generally limited only by a maximum lifetime benefit and a maximum lifetime benefit per accident or sickness. Thus, inflation may have a significantly greater impact on the amount of claims paid under catastrophic hospital expense and preferred provider plans as compared to claims under basic hospital medical coverage. As a result, trends in healthcare costs must be monitored and rates adjusted accordingly. Under the health insurance policies issued in the self-employed market, the primary insurer generally has the right to increase rates upon 30-60 days written notice and subject to regulatory approval in some cases.

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

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, in an effort to address diversity in the accounting practice of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB 108, the two methods used for quantifying the effects of financial statement errors were the “roll-over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. On the other hand, the “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB 108 establishes a “dual approach,” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. The Company adopted SAB 108 in the fourth quarter of 2006 and applied the provisions of SAB 108 in connection with the change in accounting policy with respect to the capitalization and amortization of excess first and second year commissions associated with the business of the Company’s SEA Division. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — - 2006 Change in Accounting Policy.” The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a threshold for the financial statement recognition of tax benefits from tax positions taken or to be taken in an income tax return. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount of a tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. Required disclosures will include a tabular rollforward of the tax benefits that have not been recognized in the financial statements. The cumulative effect, if any, of adopting FIN 48 is to be recorded as an adjustment to retained earnings at the beginning of the period of adoption. FIN 48 is effective for the Company beginning January 1, 2007. The Company does not expect FIN 48 to have a material impact on its financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 155 Accounting for Certain Hybrid Financial Instruments. Statement 155 amends FASB Statement 133 Accounting for Derivative Instruments and FASB Statement 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Among other things, Statement 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the fiscal year after September 15, 2006 (or fiscal year 2007 for the Company). The Company believes this statement will not have a material effect upon the financial condition or results of operations of the Company.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006.

FASB Statement 123R (revised 2004), Share-Based Payment, became effective for the Company on January 1, 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, a previously optional accounting method that the Company voluntarily adopted in 2003. The Company adopted Statement 123R using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for inclusion in the financial statements and pro forma disclosures under FASB Statement 123, and cost related to new awards are recognized in accordance with Statement 123R. For 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $27,000.

The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,
	2005	2004
	(In thousands,
	except per share amounts)

Net income, as reported	$203,501	$161,558
Add: stock-based employee compensation expense included in reported net income, net of tax	654	93
(Deduct)/Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	(682)	160

Pro forma net income	$203,473	$161,811

Earnings per share:
Basic as reported	$4.41	$3.50
Basic-pro forma	$4.41	$3.51
Diluted as reported	$4.32	$3.40
Diluted-pro forma	$4.32	$3.41

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

The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $62.8 million based on a 100 basis point increase in interest rates as of December 31, 2006. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.

The Company uses interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with $300.0 million of debt. Approximately $204.5 million of the Company’s outstanding debt at December 31, 2006, was exposed to the fluctuation of the three month LIBOR (London Inter-bank Offer Rate). The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), the Company’s interest expense would change by approximately $2.0 million.

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

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm. We have concluded that, as of December 31, 2006, the Company is not an “accelerated filer” under Rule 12b-2 of the Exchange Act, and, accordingly, is not obligated to furnish the information required by Items 308(a) and (b) of Regulation S-K.

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Company’s Information Statement to be filed in connection with the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

Item 11.	Executive Compensation

See the Company’s Information Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note O of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2007 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following consolidated financial statements of HealthMarkets and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets — December 31, 2006 and 2005	F-3
Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7
Initial Total Ownership Plan - as Amended and Restated
Agents' Stock Accumulation Plan - as Amended and Restated
Advisory Fee Agreement
Placement Fee Agreement
Amendment to Advisory Fee Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm - KPMG LLP
Power of Attorney
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO Pursuant Section 906
Certification of CFO Pursuant Section 906

Financial Statement Schedules

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

HealthMarkets, Inc.

By:	/s/ WILLIAM J. GEDWED*
William J. Gedwed,
President, Chief Executive Officer and Director

Date: April 2, 2007

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN F. WISE* Allen F. Wise	Chairman of the Board and Director	April 2, 2007

/s/ WILLIAM J. GEDWED* William J. Gedwed	President, Chief Executive Officer and Director	April 2, 2007

/s/ MICHAEL E. BOXER* Michael E. Boxer	Executive Vice President and Chief Financial Officer	April 2, 2007

/s/ MARK D. HAUPTMAN* Mark D. Hauptman	Chief Accounting Officer	April 2, 2007

/s/ CHINH E. CHU* Chinh E. Chu	Director	April 2, 2007

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	April 2, 2007

/s/ MATTHEW KABAKER* Matthew Kabaker	Director	April 2, 2007

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	April 2, 2007

/s/ NATHANIEL ZILKHA* Nathaniel Zilkha	Director	April 2, 2007

/s/ KAMIL M. SALAME* Kamil M. Salame	Director	April 2, 2007

Signature		Title	Date

/s/ STEVEN J. SHULMAN* Steven J. Shulman		Director	April 2, 2007

/s/ ANDREW S. KAHR* Andrew S. Kahr		Director	April 2, 2007

*By:	/s/ MICHAEL A. COLLIFLOWER Michael A. Colliflower (Attorney-in-fact)	(Attorney-in-fact)	April 2, 2007

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)
FINANCIAL STATEMENTS and SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2006
HEALTHMARKETS, INC.
and
SUBSIDIARIES
NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HealthMarkets, Inc.

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three–year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, HealthMarkets, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share — Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 for correction of prior period errors in recording deferred acquisition costs.

/s/  KPMG LLP

Dallas, Texas
April 2, 2007

HEALTHMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except share amounts)

ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2006 — $1,391,275; 2005 — $1,496,340)	$1,374,403	$1,484,465
Equity securities, at fair value (cost:
2006 — $283; 2005 — $1,508)	318	1,347
Policy loans	14,625	16,325
Short-term and other investments	412,498	275,787

Total Investments	1,801,844	1,777,924
Cash and cash equivalents	32,756	—
Student loans	105,846	109,808
Restricted cash	16,238	22,517
Investment income due and accrued	22,633	24,263
Due premiums	3,299	52,259
Reinsurance receivable	155,283	24,002
Agents’ and other receivables	39,232	30,417
Deferred acquisition costs	197,757	131,120
Property and equipment, net	64,436	81,880
Goodwill and other intangible assets	86,871	79,004
Recoverable federal income taxes	23,929	13,148
Deferred income tax	—	12,102
Other assets	38,205	13,086

	$2,588,329	$2,371,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$453,715	$447,992
Claims	517,132	558,106
Unearned premiums	151,758	155,285
Other policy liabilities	12,569	12,881
Accounts payable and accrued expenses	48,363	54,170
Cash overdraft.	—	3,736
Other liabilities	128,018	115,624
Deferred income taxes payable	73,575	—
Debt	556,070	15,470
Student Loan Credit Facility	118,950	130,900
Net liabilities of discontinued operations	3,794	6,285

	2,063,944	1,500,449
Commitments and Contingencies (Note P)
Stockholders’ Equity
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, no shares issued and outstanding in 2006 and 2005	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares in 2006, 26,889,457 issued and outstanding; Class A-2, par value $0.01 per share — authorized 20,000,000 shares in 2006, 3,131,503 issued and 3,032,642 outstanding; common stock 47,543,590 issued and 46,134,199 outstanding in 2005	300	476
Additional paid-in capital	12,529	212,331
Accumulated other comprehensive income (loss)	(12,552)	(7,823)
Retained earnings	527,978	697,243
Treasury stock, at cost (98,861 Class A-2 common shares in 2006 and 1,409,391 common shares in 2005)	(3,870)	(31,146)

	524,385	871,081

	$2,588,329	$2,371,530

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Revenue
Premiums:
Health (includes amounts received from related parties of $1,061, $957 and $2,085 in 2006, 2005 and 2004, respectively)	$1,671,571	$1,855,969	$1,812,892
Life premiums and other considerations	65,675	61,565	45,851

	1,737,246	1,917,534	1,858,743
Investment income (includes amounts received from related parties of $29, $16 and $9 in 2006, 2005 and 2004, respectively)	104,147	97,788	85,868
Other income (includes amounts received from related parties of $353, $1,103 and $2,488 in 2006, 2005 and 2004, respectively)	104,634	106,656	117,827
Gains (losses) on sale of investments	200,544	(760)	6,671

	2,146,571	2,121,218	2,069,109
Benefits and Expenses
Benefits, claims, and settlement expenses	996,617	1,092,136	1,134,901
Underwriting, policy acquisition costs, and insurance expenses (includes amounts paid to related parties of $4,305, $6,670 and $7,294 in 2006, 2005 and 2004, respectively)	581,163	621,532	625,761
Variable stock compensation expense	16,603	7,214	14,307
Other expenses, (includes amounts paid to related parties of $21,230, $1,676 and $1,320 in 2006, 2005 and 2004, respectively)	158,749	81,177	69,574
Interest expense	41,141	6,009	3,417

	1,794,273	1,808,068	1,847,960

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	352,298	313,150	221,149
Federal income taxes	135,730	110,180	75,268

INCOME FROM CONTINUING OPERATIONS	216,568	202,970	145,881
DISCONTINUED OPERATIONS:
Income from operations, (net of income tax benefit (expense) of $19,495, $(2,614) and $1,084 in 2006, 2005 and 2004, respectively)	21,170	531	15,677

NET INCOME	$237,738	$203,501	$161,558

Earnings per share:
Basic earnings
Income from continuing operations	$6.19	$4.40	$3.16
Income from discontinued operations	0.61	0.01	0.34

NET INCOME	$6.80	$4.41	$3.50

Diluted earnings
Income from continuing operations	$6.07	$4.31	$3.07
Income from discontinued operations	0.59	0.01	0.33

NET INCOME	$6.66	$4.32	$3.40

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2004	$481	$210,320	$24,607	$378,366	$(26,206)	$587,568
Comprehensive income (loss):
Net income	—	—	—	161,558	—	161,558
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities	—	—	(6,877)	—	—	(6,877)
Deferred income tax expense	—	—	2,407	—	—	2,407

Other comprehensive loss	—	—	(4,470)	—	—	(4,470)

Comprehensive income (loss)						157,088

Dividends paid	—	—	—	(11,477)	—	(11,477)
Vesting of Agent Plan credits	—	249	—	—	10,358	10,607
Exercise stock options	6	5,546	—	—	—	5,552
Stock-based compensation	—	489	—	—	—	489
Stock-based compensation tax benefit	—	1,972	—	—	—	1,972
Retirement of treasury stock	(11)	(16,729)	—	—	16,740	—
Purchase of treasury stock	—	—	—	—	(37,946)	(37,946)
Other	—	292	—	—	—	292

Balance at December 31, 2004	476	202,139	20,137	528,447	(37,054)	714,145
Comprehensive income (loss):
Net income (loss)	—	—	—	203,501	—	203,501
Change in unrealized gains (losses) on securities	—	—	(43,016)	—	—	(43,016)
Deferred income tax expense	—	—	15,056	—	—	15,056

Other comprehensive loss	—	—	(27,960)	—	—	(27,960)

Comprehensive income (loss)						175,541

Dividends paid	—	—	—	(34,705)	—	(34,705)
Vesting of Agent Plan credits	—	11,245	—	—	9,990	21,235
Exercise stock options	3	2,579	—	—	—	2,582
Stock-based compensation	—	1,136	—	—	—	1,136
Stock-based compensation tax benefit	—	1,861	—	—	—	1,861
Retirement of treasury stock	(3)	(7,519)	—	—	7,522	—
Purchase of treasury stock	—	—	—	—	(11,514)	(11,514)
Other	—	890	—	—	(90)	800

Balance at December 31, 2005	476	212,331	(7,823)	697,243	(31,146)	871,081
Comprehensive income (loss):
Net income (loss)	—	—	—	237,738	—	237,738
Change in unrealized gains (losses) on securities	—	—	(4,801)	—	—	(4,801)
Change in unrealized gains (losses) on cash flow hedging relationship	—	—	(2,475)	—	—	(2,475)
Deferred income tax expense	—	—	2,547	—	—	2,547

Other comprehensive loss	—	—	(4,729)	—	—	(4,729)

Comprehensive income (loss)						233,009

Cumulative effect of change in accounting policy (see Note A)	—	—	—	50,462	—	50,462
Additional paid-in capital reclassification	—	425,815	—	(425,815)	—	—
Merger costs reducing equity	—	—	—	(31,650)	—	(31,650)
Vesting of Agent Plan credits	—	10,698	—	—	6,812	17,510
Exercise stock options	—	337	—	—	—	337
Stock-based compensation	—	3,819	—	—	—	3,819
Stock-based compensation tax benefit	—	1,390	—	—	—	1,390
Retirement of treasury stock	(179)	(1,636,143)	—	—	1,636,322	—
Contribution from private equity investors	—	985,000	—	—	—	985,000
Contribution of derivatives from private equity investors	—	1,963	—	—	—	1,963
Purchase of treasury stock	—	—	—	—	(1,620,733)	(1,620,733)
Sale of treasury stock	—	4,779	—	—	4,875	9,654
Other	3	2,540	—	—	—	2,543

Balance at December 31, 2006	$300	$12,529	$(12,552)	$527,978	$(3,870)	$524,385

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net income	$237,738	$203,501	$161,558
Income from discontinued operations	(21,170)	(531)	(15,677)
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses on sale of investments	(200,544)	760	(6,671)
Change in accrued investment income	(3,648)	(5,951)	(4,538)
Change in due premiums	(19,576)	33,792	(31,383)
Change in reinsurance receivables	(131,803)	535	32,710
Change in other receivables	1,165	6,606	80
Change in current federal income taxes payable (recoverable)	(10,781)	(16,503)	(15,275)
Acquisition costs deferred	(170,937)	(103,185)	(93,383)
Amortization of deferred acquisition costs	172,112	82,567	73,532
Depreciation and amortization	28,007	31,154	29,392
Deferred income tax (benefit) change	61,054	19,523	(153)
Change in policy liabilities	141,394	(72,162)	90,349
Change in other liabilities and accrued expenses	6,351	(952)	30,898
Variable stock compensation (benefit)	16,603	7,214	14,307
Cash transferred for net liabilities of Student Insurance Division and Star HRG	(85,498)	—	—
Other items, net	3,696	1,398	6,274

Cash Provided by Continuing Operations	24,163	187,766	272,020
Cash Provided by (Used in) Discontinued Operations	18,679	(2,377)	(17,815)

Net Cash Provided by Operating Activities	42,842	185,389	254,205

Investing Activities
Securities available-for-sale
Purchases	(165,168)	(295,919)	(425,209)
Sales	220,493	166,901	181,103
Maturities, calls and redemptions	146,497	131,701	130,543
Student loans
Purchases and originations	(5,032)	(7,065)	(11,279)
Maturities	14,272	10,244	8,798
Short-term and other investments — net	(128,829)	(105,320)	(43,256)
Distribution from investment in Grapevine Finance LLC	144,594	—	—
Purchase of subsidiaries and life and health business	—	—	(53,100)
Additional cost of purchase of subsidiary	—	(7,110)	—
Change in restricted cash	6,279	16,938	3,022
Additions to property and equipment	(14,457)	(11,440)	(25,424)
Intangible asset acquired	(47,500)	—	—
Change in agents’ receivables	(7,926)	(5,141)	(4,882)

Cash Provided by (Used in) Continuing Operations	163,223	(106,211)	(239,684)
Cash Provided by Discontinued Operations	—	—	25,365

Net Cash Provided by (Used in) Investing Activities	163,223	(106,211)	(214,319)

Financing Activities
Repayment of notes payable	(62,500)	—	(18,951)
Repayment of student loan credit facilities	(11,950)	(19,100)	—
Debt proceeds received in Merger	500,000	—	—
Change in cash overdraft.	(3,736)	(5,013)	8,749
Capitalized debt issuance costs	(32,539)	—	(430)
Equity costs related to Merger	(31,650)	—	—
Proceeds from issuance of trust securities	100,000	—	15,000
Deposits from investment products	12,071	10,602	9,965
Withdrawals from investment products	(21,549)	(22,847)	(26,627)
Exercising of stock options	337	2,582	5,552
Tax benefits from share-based compensation	1,390	1,861	1,972
Contributions from private equity investors	985,000	—	—
Sale of shares to agents	9,654	—	—
Purchase of treasury stock	(1,620,733)	(13,359)	(36,220)
Dividends paid to shareholders	—	(34,705)	(11,477)
Other	2,896	801	(1,433)

Cash Used in Continuing Operations	(173,309)	(79,178)	(53,900)
Cash Provided by Discontinued Operations	—	—	—

Net Cash Used in Financing Activities	(173,309)	(79,178)	(53,900)

Net (Increase) Decrease in Cash	32,756	—	(14,014)
Cash and Cash Equivalents at beginning of period	—	—	14,014

Cash and Cash Equivalents at end of period	$32,756	$—	$—

See Note X for disclosure of non-cash activities related to the consolidated statement of cash flows.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Significant Accounting Policies

Corporate Name Change

On April 17, 2006, the Company changed its corporate name from UICI to HealthMarkets, Inc. All references in this Annual Report on Form 10-K give effect to such name change. HealthMarkets, Inc. and its subsidiaries are collectively referred to throughout this Annual Report on Form 10-K as the “Company” or “HealthMarkets”.

Merger Completed

On April 5, 2006, the Company completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note B. As a result of the Merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ public shareholders received aggregate consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand in the amount of approximately $42.8 million.

Principles of Consolidation

The consolidated financial statements include the accounts of HealthMarkets and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

HealthMarkets is a holding company, and the Company conducts its insurance businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont.

Nature of Operations

The Company offers insurance (primarily health and life) to niche consumer and institutional markets. Through its subsidiaries the Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association groups and small businesses. Information on the Company’s operations by segment is included in Note T.

Through the Company’s Self-Employed Agency Division (“SEA”), the Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. HealthMarkets’ basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. Commencing in 2006, the Company began to offer on a selective state-by-state basis a new suite of health insurance products to the self-employed market, including a basic medical-surgical expense plan, catastrophic expense PPO plans and catastrophic expense consumer guided health plans. The Company markets these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services and Cornerstone America, the Company’s “dedicated” agency sales forces that primarily sell the Company’s products.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through its Life Insurance Division, the Company also issues universal life, whole life and term life insurance products to individuals in the self-employed market, the middle income market; the Hispanic market and the senior market. The Company distributes its life insurance products directly to individuals in the self-employed market through agents associated with UGA-Association Field Services and Cornerstone America. The Company distributes its life insurance products to the middle income , the Hispanic market and the senior market through marketing relationships with two independent managing general agents (MGAs).

Through its ZON Re USA LLC unit, the Company underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributes these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators.

Business Segments

The Company’s business segments for financial reporting purposes include (i) the Insurance segment (which includes the businesses of the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance); (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments); and (iii) Disposed Operations (which includes the Company’s former Star HRG and former Student Insurance Division).

Disposed Operations — Star HRG Division and Student Insurance Division

During 2006, the Company completed the sale of two of its former business units. In particular, on July 11, 2006, the Company completed the sale of substantially all of the assets comprising its former Star HRG operations, through which the Company marketed limited benefit health insurance plans for entry level, high turnover, and hourly employees. On December 1, 2006, the Company completed the sale of the assets comprising its former Student Insurance operations, through which the Company offered tailored health insurance programs that generally provided single school year coverage to individual students at colleges and universities.

Because the Company’s insurance subsidiaries remain parties to coinsurance agreements with the purchasers of those businesses, for financial reporting purposes, at December 31, 2006 the Company has reflected and will continue to reflect the policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements as “Policy liabilities” on its Consolidated Balance Sheet, with a corresponding amount recorded as an asset as a “Reinsurance receivable” on its Consolidated Balance Sheet. In addition, the Company will continue to report in future periods the residual results of operations of these businesses (anticipated to consist solely of residual wind-down expenses and any true-up, claw-back or earn-out items associated with the sales) in continuing operations and classified to the Company’s Disposed Operations business segment. See Note C.

Discontinued Operations

The Company has reflected as discontinued operations for financial reporting purposes the results of its former Academic Management Services (“AMS”) subsidiary and its former Special Risk Division operations. See Note V.

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. See Note N for stockholders’ equity and net income from insurance subsidiaries as determined using statutory accounting practices.

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

Investments

Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments classified as “available for sale” are reported at fair value. Equity securities consist of common stocks and are carried at fair value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at the aggregate unpaid balance. Short-term investments are generally carried at cost which approximates fair value. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student Loans

Student loans (consisting of student loans originated under the Company’s former College First Alternative Loan program) are carried at their unpaid principal balances (less any applicable allowance for losses).

Deferred Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company generally defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over a two-year period, which approximates the average life of a policy. For financial reporting purposes, other underwriting and policy issuance costs (which the Company estimates are more fixed than variable) with respect to health policies issued through the Company’s SEA and Other Insurance division are expensed as incurred.

At December 31, 2006, the Company changed its accounting policy, effective January 31, 2006, with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. Generally, the first year and second year commission rates on policies issued by the Company’s SEA Division are higher than renewal year commission rates. Commencing in 2006, the Company changed its accounting methodology with respect to the first year and second year excess commissions and now amortizes those excess commissions over a two year period (based on recent persistency studies showing that SEA policies have an average life of 2.09 years) rather than expensing the excess commissions in the period the commissions were paid. See the discussion below under the caption “2006 Change in Accounting Policy.”

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

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,
	2006	2005	2004
	(In thousands)

Costs of policies acquired:
Beginning of year	$3,206	$4,991	$7,563
Additions	—	—	—
Amortization(1)	(1,328)	(1,785)	(2,572)

End of year	1,878	3,206	4,991
Deferred costs of policies issued(2)	195,879	127,914	105,511

Total	$197,757	$131,120	$110,502

(1)	The discount rate used in the amortization of the costs of policies acquired ranges from 7% to 20% based on a variety of assumptions including the type of policies acquired.

(2)	Reflects change in accounting policy — see discussion below under the caption “2006 Change in Accounting Policy.”

Set forth below is an analysis of deferred costs of policies issued at each of December 31, 2006, 2005 and 2004 and the related deferral and amortization in each of the years then ended:

	December 31,
	2006	2005	2004
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$127,914	$105,511	$83,088
DAC adjustment(1)	77,633	—	—
Disposal(2)	(9,821)	—	—
Additions	170,937	103,185	93,383
Amortization	(170,784)	(80,782)	(70,960)

End of year	$195,879	$127,914	$105,511

(1)	Reflects change in accounting policy — see discussion below under the caption “2006 Change in Accounting Policy.”

(2)	Deferred costs disposed of in sale of Student Insurance Division assets December 1, 2006.

The amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2006 is estimated to be as follows:

(In thousands)

2007	$1,078
2008	200
2009	200
2010	200
2011	200
2012 and thereafter	—

$1,878

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

At December 31, 2006 and 2005, the Company held restricted cash in the amount of $16.2 million and $22.5 million, respectively. Restricted cash consisted primarily of cash and cash equivalents securing student loan credit facilities held by a bankruptcy-remote, special purpose entity in the amount of $14.2 million and $20.5 million as of December 31, 2006 and 2005, respectively, which cash may be used only for repayment of associated borrowings and/or acquisitions of additional student loans. Effective February 1, 2007 any restricted cash remaining on deposit in the acquisitions fund shall be used only for repayment of existing borrowings. See Note J.

Allowance for Doubtful Accounts

The Company establishes an allowance for potential losses that could result from defaults or write-downs on various assets. The allowance is maintained at a level that the Company believes is adequate to absorb estimated losses.

The Company’s allowance for losses is as follows:

	December 31,
	2006	2005
	(In thousands)

Agents’ receivables	$4,164	$3,710
Other receivables	668	3,699
Mortgage loans	33	55
Student loans	3,256	2,722

	$8,121	$10,186

Property and Equipment

Property and equipment includes buildings, leasehold improvements, furniture, software and equipment, all of which are reported at depreciated cost that is computed using straight line and accelerated methods based upon the estimated useful lives of the assets (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings).

	December 31,
	2006	2005
	(In thousands)

Land and improvements	$2,431	$2,431
Buildings and leasehold improvements	32,884	31,737
Construction in progress	—	2,469
Software	75,362	85,677
Furniture and equipment	39,767	51,044

	150,444	173,358
Less accumulated depreciation	86,008	91,478

Property and equipment (net)	$64,436	$81,880

Construction in progress in the amount of $2.5 million at December 31, 2005 relates to a new facility that was placed in service in January 2006 and transferred to buildings and leasehold improvements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles using Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from one to twenty-five years. The Company has determined that it will review goodwill and other intangible assets for impairment as of November 1 of each year or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. Following the Company’s annual review in 2006 for impairment of goodwill and other intangible assets related to continuing operations, the Company recorded an impairment charge to other intangible assets at the SEA Division in the amount of $496,000 related to the HealthMarket customer list acquired in October 2004. For financial reporting purposes the impairment charge was recorded in “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Statements of Operations.

Capitalized Debt Issuance Costs

Debt issuance costs, representing primarily legal costs associated with the issuance of the term loan credit facility and the trust preferred securities, were capitalized and are amortized over the life of the underlying debt using the effective interest method. See Note I.

Derivatives

The Company uses derivative instruments as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The derivative instruments are carried at fair value on the balance sheet. The Company values its derivative instruments using a third party.

Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. The Company only utilizes cash flow derivatives and, both at the inception of the hedge and on an ongoing basis, the Company assesses the effectiveness of the hedge instrument in achieving offsetting changes in cash flows compared to the hedged item. To prospectively test effectiveness, management performs a qualitative assessment of the critical terms of the hedged item and hedging instrument. In certain cases, management also performs a quantitative assessment by estimating the change in the fair value of the derivative and hedged item under various interest rate shock scenarios using either the dollar offset ratio method or regression analysis. The method utilized to assess retrospective hedge effectiveness is the dollar offset ratio test and was applied on a quarterly basis.

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

Under the guidelines of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried on the balance sheet at fair value on the balance sheet date. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Change in unrealized gains (losses) on cash flow hedging relationship” in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is recognized in the statement of operations when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

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

The Company uses the developmental method to estimate its health claim liabilities. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note G — Policy Liabilities for a discussion of claim liabilities.

Recognition of Premium Revenues and Costs

Premiums on traditional life insurance are recognized as revenue when due. Benefits and expenses are matched with premiums so as to result in recognition of income over the term of the contract. This matching is accomplished by means of the provision for future policyholder benefits and expenses and the deferral and amortization of acquisition costs.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums and annuity considerations collected on universal life-type and annuity contracts are recorded using deposit accounting, and are credited directly to an appropriate policy reserve account, without recognizing premium income. Revenues from universal life-type and annuity contracts are amounts assessed to the policyholder for the cost of insurance (mortality charges), policy administration charges and surrender charges and are recognized as revenue when assessed based upon one-year service periods. Amounts assessed for services to be provided in future periods are reported as unearned revenue and are recognized as revenue over the benefit period. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances and interest credited to contract balances.

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

Other Expenses

Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the SEA Division. Also included among other expenses in 2005 and 2006 are the incremental costs associated with the Merger transaction in the amount of $9.1 million and $48.0 million, respectively.

Variable Stock-Based Compensation Expense

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the fair value of the Company’s common stock. See Note Q.

Reinsurance

Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Advertising Expense

The Company incurred advertising costs not included in deferred acquisition costs of $1.6 million, $1.8 million and $1.9 million in 2006, 2005 and 2004, respectively. Advertising costs not included in deferred acquisition costs

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are expensed as incurred. These amounts are reflected in the Company’s consolidated statement of operations under the caption “Underwriting, policy acquisition costs and insurance expenses”.

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

Comprehensive Income

Included in comprehensive income is the reclassification adjustments for realized gain (losses) included in net income of $(2.3) million ($(1.5 million) net of tax), $(1.2) million ($(768,000) net of tax), and $4.3 million ($2.8 million net of tax) in 2006, 2005 and 2004, respectively.

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2006 and 2005, the Company had accrued (reflected in “Other liabilities” on the Company’s consolidated balance sheet) $5.5 million to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to 10 years. The Company incurred guaranty fund and other health related assessments in the amount of $6.2 million, $6.6 million and $4.2 million in 2006, 2005 and 2004, respectively, recorded in “Underwriting, policy acquisition costs and insurance expenses” on the Company’s consolidated statement of operations.

2006 Change in Accounting Policy

Effective December 31, 2006, the Company changed its accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business (classified as “deferred acquisition costs” (DAC)) and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium is earned. The Company utilized this accounting methodology in preparing its reported 2006 interim financial statements.

Following adoption of SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company recently performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, first year and second year commission rates are higher than the renewal year commission rates, and the Company has determined that the preferred approach is to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the policy, rather than in the year the commissions were paid. Accordingly, effective January 1, 2006 the Company has elected to change its accounting methodology by amortizing the first and second year excess commissions ratably over a two year period (based on recent persistency studies showing that SEA policies have an average life of 2.09 years).

The Company has elected to utilize the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy with respect to the capitalization and amortization of deferred acquisition costs associated with excess first and second year commissions. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized deferred acquisition cost (DAC) of $77.6 million, a related increase to its deferred tax liability by $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses (classified to its SEA Division) in 2006 by the amount of $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million.

Over time, the Company’s prior accounting policy with respect to amortization of the excess first and second year commissions resulted in an understatement of an asset (by 4% in 2004 and by 3% in 2005) and shareholders’ equity (by 8% in 2004 and by 6% in 2005). In addition, had the Company in prior periods properly deferred and amortized excess first and second year commissions over the average policy life of two years, the Company’s previously reported 2005 net income would have been reduced by $8.5 million (or by less than 4%) and the Company’s previously reported 2004 net income would have been reduced by $698,000 (or by less than 1%). Prior to the adoption of SAB 108, the Company has considered the guidance contained in SEC Staff Accounting Bulletin No. 99, Materiality, using the “roll-over” method (which has as its primary focus the income statement, including the reversing effect of prior year misstatements) and concluded that its previously reported results of operations for the SEA Division for the years ended 2003 through 2005 were not materially distorted.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, in an effort to address diversity in the accounting practice of quantifying misstatements and the potential for improper amounts on the balance sheet. Prior to the issuance of SAB 108, the two methods used for quantifying the effects of financial statement errors were the “roll-over” and “iron curtain” methods. Under the “roll-over” method, the primary focus is the income statement, including the reversing effect of prior year misstatements. The criticism of this method is that misstatements can accumulate on the balance sheet. On the other hand, the “iron curtain” method focuses on the effect of correcting the ending balance sheet, with less importance on the reversing effects of prior year errors in the income statement. SAB 108 establishes a “dual approach,” which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. Public companies are required to record the cumulative effect of initially adopting the “dual approach” method in the first year ending after November 16, 2006 by recording any necessary corrections to asset and liability balances with an offsetting adjustment to the opening balance of retained earnings. The use of this cumulative effect transition method also requires detailed disclosures of the nature and amount of each error being corrected and how and when they arose. The Company adopted SAB 108 in the fourth quarter of 2006 and applied the provisions of SAB 108 in connection with the change in accounting policy with respect to the capitalization and amortization of excess first and second year commissions associated with the business of the Company’s SEA Division. See “2006 Change in Accounting Policy” in Note A. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157 Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a threshold for the financial statement recognition of tax benefits from tax positions taken or to be taken in an income tax return. For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount of a tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. Required disclosures will include a tabular rollforward of the tax benefits that have not been recognized in the financial statements. The cumulative effect, if any, of adopting FIN 48 is to be recorded as an adjustment to retained earnings at the beginning of the period of adoption. FIN 48 is effective for the Company beginning January 1, 2007. The Company does not expect FIN 48 to have a material impact on its financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 155 Accounting for Certain Hybrid Financial Instruments. Statement 155 amends FASB Statement 133 Accounting for Derivative Instruments and FASB Statement 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Among other things, Statement 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the fiscal year after September 15, 2006 (or fiscal year 2007 for the Company). The Company believes this statement will not have a material effect upon the financial condition or results of operations of the Company.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 Accounting Changes and Error Corrections which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154, as of January 1, 2006, requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006.

FASB Statement 123R (revised 2004), Share-Based Payment, became effective for the Company on January 1, 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, a previously optional accounting method that the Company voluntarily adopted in 2003. The Company adopted Statement 123R using the modified prospective transition method, whereby compensation cost related to unvested awards as of the effective date are recognized as calculated for inclusion in the financial statements and pro forma disclosures under FASB Statement 123, and cost

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to new awards are recognized in accordance with Statement 123R. For 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations net of income taxes was $27,000.

The following table illustrates the effect on net income as if the fair-value-based method had been applied to all outstanding and unvested option awards in each period.

	Year Ended December 31,
	2005	2004
	(In thousands, except
	per share amounts)

Net income, as reported	$203,501	$161,558
Add: stock-based employee compensation expense included in reported net income, net of tax	654	93
(Deduct)/Add total stock-based employee compensation (expense) benefit determined under fair-value-based method for all awards, net of tax	(682)	160

Pro forma net income	$203,473	$161,811

Earnings per share:
Basic as reported	$4.41	$3.50
Basic-pro forma	$4.41	$3.51
Diluted as reported	$4.32	$3.40
Diluted-pro forma	$4.32	$3.41

Reclassification

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 financial statement presentation. In particular, the Company has, for financial reporting purposes, reclassified for all periods presented certain revenue and expenses related to the Company’s former College Fund Life Division student loan operation from the Life Division to Other Key Factors.

Note B — Merger Completed

On April 5, 2006, HealthMarkets, Inc. completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, holders of record on April 5, 2006 of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share.

In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement and Company cash on hand in the amount of approximately $42.8 million. See Note I.

The Company accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company was maintained. In connection with the Merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company.

During the second quarter of 2006, the Company utilized cash in the amount of approximately $120.9 million for professional fees and expenses associated with the Merger. Of this total cash expended, $47.3 million ($38.2 million, net of tax) was expensed and charged to income in the second quarter of 2006 (which expenses are reflected under the caption “Other expenses” on the Company’s Consolidated Statement of Operations),

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which capitalized financing costs are reflected under the caption “Other assets” on the Company’s Consolidated Balance Sheet). As of December 31, 2006 all of the prepaid monitoring fees and $6.3 million of the capitalized financing cost had been amortized. See Note I. The Company did not incur any additional Merger transaction costs through the remainder of 2006.

Note C — Acquisitions and Dispositions

Acquisitions

Termination of SIR Obligation

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

On May 19, 2006, the Company and SIR executed a Termination Agreement, pursuant to which (a) SIR received an aggregate of $47.5 million, (b) the Future Obligation was discharged in full, (c) SIR released the Company and certain of its subsidiaries from all liability under the Asset Sale Agreement, and (d) the Asset Sale Agreement was terminated. In addition, the Company and SIR agreed, respectively, to indemnify the other party for all losses, damages and other liabilities incurred in connection with the breach of any covenant, agreement, representation or warranty made by the respective party under the terms of the Termination Agreement. The Company recorded the transaction as additional purchase price and allocated such additional purchase price to Goodwill and other intangible assets on the Company’s Consolidated Balance Sheet. The Company will amortize the intangible asset over an approximate period of twenty-five years based on estimated future cash flows associated with the related premium stream.

SIR is owned by the estate of Mr. Ronald L. Jensen. Mr. Jensen was the founder and former Chairman of the Company.

Acquisition of HealthMarket Inc.

On October 8, 2004, the Company completed an acquisition, for a cash purchase price of $53.1 million, of substantially all of the operating assets of HealthMarket Inc., a Norwalk, Connecticut-based provider of consumer driven health plans (CDHPs) to the small business (2 to 200 employees) marketplace. In the acquisition, MEGA acquired HealthMarket’s administrative platform and substantially all of HealthMarket’s CDHP technology, fixed assets and personnel. In the transaction, HealthMarket retained ownership of American Travelers Assurance Company (“ATAC”), a wholly owned insurance subsidiary of HealthMarket. As part of the acquisition, Chesapeake entered into an assumption reinsurance agreement with HealthMarket and ATAC, pursuant to which Chesapeake agreed to pay a contingent renewal fee to HealthMarket. This renewal fee has been and will be reflected as goodwill and/or other intangible assets, as and when Chesapeake issues a renewal policy to a former ATAC policyholder.

For financial reporting purposes, the HealthMarket transaction was accounted for using the purchase method of accounting, and, as a result, the assets and liabilities acquired were recorded at fair value on the dates acquired,

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Consolidated Statement of Operations includes the results of operations of HealthMarket from the date of acquisition. The effect of this acquisition on the Company’s results of operations was not material, and, accordingly, pro forma financial information has not been presented. In connection with the HealthMarket acquisition agreement and assumption reinsurance agreement, the Company had recorded goodwill and other intangible assets in the aggregate amount of $31.3 million at December 31, 2004. During 2005, the Company recorded an additional $7.1 million in goodwill and other intangible assets related to the assumption reinsurance agreement.

Dispositions

2006 Sale of Star HRG

On July 11, 2006, the Company completed the sale of substantially all of the assets formerly comprising MEGA’s Star HRG operations. Star HRG, based in Phoenix, Arizona, is a provider of voluntary, limited benefit, low-cost health plans and other employee benefits coverage for hourly and part-time workers and their families. In connection with the sale of Star HRG, the Company recognized in 2006 a pre-tax gain in the amount of approximately $101.5 million.

As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued a promissory note to MEGA in the principal amount of $150.8 million (the “CIGNA Note”) and the CIGNA Corporation entered into a Guaranty Agreement with MEGA, pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note. The CIGNA Note required a principal payment of $72.4 million (which was due and paid on November 1, 2006), with the remaining principal amount of $78.4 million due on June 15, 2021. The CIGNA Note initially bore interest at an annual rate of 5.4% from its inception to August 2, 2006. After August 2, 2006, the portion of the CIGNA Note payable on November 1, 2006 bore interest at an annual rate of 5.4%, while the remaining principal amount bears interest at an annual rate of 6.37%. The interest is to be paid semi-annually on June 15th and December 15th of each year. On August 16, 2006, MEGA subsequently distributed the CIGNA Note and guaranty to HealthMarkets, LLC as a dividend in kind, and HealthMarkets, LLC, in turn, contributed the CIGNA Note and guaranty to a non-consolidated qualifying special purpose entity of the Company. See Note L.

For financial reporting purposes, the Company has reflected the historical results of operations of its Star HRG unit in continuing operations and classified in its Disposed Operations business segment for all periods presented.

As part of the sale transaction, MEGA and Chesapeake entered into 100% coinsurance arrangements with the purchaser, pursuant to which (a) the purchaser agreed to assume liability for all future claims associated with the Star HRG block of group accident and health insurance policies in force as of the closing date and (b) MEGA and Chesapeake transferred to the purchaser cash in an aggregate amount equal to the actuarial estimate of those future claims. In accordance with the terms of separate administrative services agreements, a unit of CIGNA Corporation has agreed to provide all administrative services, in the name of and on behalf of MEGA and Chesapeake, with respect to the in-force block of Star HRG business. While under the terms of the coinsurance agreements MEGA and Chesapeake have ceded liability for all future claims made on the insurance policies in force at the closing date, MEGA and Chesapeake remain primarily liable on those policies. Accordingly, for financial reporting purposes, at December 31, 2006 the Company has reflected and will continue to reflect the policy liabilities ceded to and assumed by the purchaser under the coinsurance agreement as “Policy liabilities” on its Consolidated Balance Sheet, with a corresponding amount recorded as an asset as a “Reinsurance receivable” on its Consolidated Balance Sheet.

In addition, for financial reporting purposes the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses and any true-up items associated with the sale) in continuing operations and classified to the Company’s Disposed Operations business segment.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a balance sheet for the Star HRG operations as of December 31, 2005:

December 31,
2005
(In thousands)

Assets
Due premiums	$12,818
Reinsurance receivable	26
Goodwill	37,256
Agents’ and other receivable	(1,013)
Property and equipment, net	10,473
Other assets	484

Total assets	$60,044

Liabilities and Equity
Policy liabilities:
Claims	$16,803
Other liabilities	489

Total liabilities	17,292
Equity	42,752

Total liabilities and equity	$60,044

2006 Sale of Student Insurance Division

On December 1, 2006, the Company completed the sale of substantially all of the assets formerly comprising MEGA’s Student Insurance Division. The Student Insurance Division offers health insurance programs that generally provide single school year coverage to individual students at colleges and universities. The Student Insurance Division also provides accident policies for students at public and private schools in pre-kindergarten through grade twelve. In connection with the sale of the Student Insurance Division, the Company recognized in 2006 a pre-tax gain in the amount of approximately $100.2 million.

As consideration for the sale of the Student Insurance Division assets, the Company received a promissory note in the principal amount of $94.8 million issued by UnitedHealth Group Inc. (the “UHG Note”). The UHG Note bears interest at a fixed rate of 5.36% and matures on November 30, 2016, with the full principal payment due at maturity. The interest is to be paid semi-annually on May 30th and November 30th of each year. The Company has concluded that the UHG Note meets the requirements established in FASB Statement No. 115 Accounting for Certain Investments in Debt and Equity Securities and may be classified as a security with a fixed maturity. Accordingly, the Company has reflected the UHG Note on the Company’s consolidated balance sheet under the caption “Fixed maturities available for sale.”

For financial reporting purposes, the Company has reflected the historical results of operations of former Student Insurance Division in continuing operations and classified in its Disposed Operations business segment for all periods presented.

The terms of the transaction provide that the purchase price is subject to downward or upward adjustment based on the amount of premium to be generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. No adjustment was made at December 31, 2006 to the purchase price related to the premium provision, and the Company will continue to examine whether any adjustment should be made in the future.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the sale transaction, MEGA, Mid-West and Chesapeake entered into 100% coinsurance arrangements with the purchaser, pursuant to which (a) the purchaser agreed to assume liability for all future claims associated with the Student Insurance Division block of group accident and health insurance policies in force as of the closing date and (b) MEGA, Mid-West and Chesapeake transferred to the purchaser cash in an aggregate amount equal to the actuarial estimate of those future claims. In accordance with the terms of separate administrative services agreements, a unit of UnitedHealth Group has agreed to provide all administrative services, in the name of and on behalf of MEGA, Mid-West and Chesapeake, with respect to the in-force block of Student Insurance Division business during the coinsurance period. While under the terms of the coinsurance agreements MEGA, Mid-West and Chesapeake have ceded liability for all future claims made on the insurance policies in force at the closing date, MEGA, Mid-West and Chesapeake remain primarily liable on those policies. Accordingly, for financial reporting purposes, at December 31, 2006 the Company has reflected and will continue to reflect the policy liabilities ceded to and assumed by the purchaser under the coinsurance agreement as “Policy liabilities” on its Consolidated Balance Sheet, with a corresponding amount recorded as an asset as a “Reinsurance receivable” on its Consolidated Balance Sheet.

In addition, the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses and any true-up, claw-back or earn-out items associated with the sale) in continuing operations and classified to the Company’s Disposed Operations business segment.

Set forth below is a balance sheet for the Student Insurance operations as of December 31, 2005:

December 31,
2005
(In thousands)

Assets
Due premiums	$33,586
Reinsurance receivable	3,642
Deferred acquisition costs	7,166
Accounts receivable and other	831
Property and equipment, net	2,575

Total assets	$47,800

Liabilities and Equity
Policy liabilities:
Claims	$59,512
Unearned premiums	69,993
Accrued expenses	13,440
Other liabilities	1,677

Total liabilities	144,622
Equity	(96,822)

Total liabilities and equity	$47,800

Other Dispositions

On March 31, 2004, the Company completed the sale of all of the remaining uninsured student loan assets that had been retained by the Company at the November 18, 2003 sale of its former Academic Management Services Corp. (“AMS”) unit. The sale in 2004 of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Investments

A summary of net investment income is set forth below:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Fixed maturities	$70,998	$76,418	$73,453
Equity securities	154	89	535
Mortgage loans	96	227	367
Policy loans	947	1,051	1,184
Short-term and other investments	19,505	9,778	1,797
Agents’ receivables	3,649	3,692	3,583
Student loans	10,721	8,692	6,689

	106,070	99,947	87,608
Less investment expenses	1,923	2,159	1,740

	$104,147	$97,788	$85,868

Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments
		(In thousands)

Year Ended December 31:
2006
Realized	$(2,264)	$(32)	$202,840	$200,544
Change in unrealized	(4,997)	196	—	(4,801)

Combined	$(7,261)	$164	$202,840	$195,743

2005
Realized	$(1,192)	$10	$422	$(760)
Change in unrealized	(42,902)	(114)	—	(43,016)

Combined	$(44,094)	$(104)	$422	$(43,776)

2004
Realized	$731	$3,570	$2,370	$6,671
Change in unrealized	(3,972)	(2,905)	—	(6,877)

Combined	$(3,241)	$665	$2,370	$(206)

Gross unrealized investment gains pertaining to equity securities were $36,000, $28,000 and $28,000, at December 31, 2006, 2005 and 2004, respectively. Gross unrealized investment losses pertaining to equity securities were $2.2 million, $189,000 and $75,000 at December 31, 2006, 2005 and 2004, respectively.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of investments in fixed maturities are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and U.S. Government agency obligations	$73,872	$137	$(726)	$73,283
Mortgage-backed securities issued by U.S. Government agencies and authorities	229,818	392	(4,810)	225,400
Other mortgage and asset backed securities	160,983	459	(3,136)	158,306
Other corporate bonds	919,603	9,008	(16,034)	912,577
Other	6,999	—	(2,162)	4,837

Total fixed maturities	$1,391,275	$9,996	$(26,868)	$1,374,403

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

U.S. Treasury and U.S. Government agency obligations	$87,003	$62	$(1,137)	$85,928
Mortgage-backed securities issued by U.S. Government agencies and authorities	251,418	634	(4,201)	247,851
Other mortgage and asset backed securities	184,557	1,174	(3,565)	182,166
Other corporate bonds	973,362	12,980	(17,822)	968,520

Total fixed maturities	$1,496,340	$14,850	$(26,725)	$1,484,465

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from quotation services.

As of December 31, 2006, the largest concentration in any one investment grade corporate bond was $94.8 million, which represented 5.3% of total invested assets. This security was received as payment on the sale of the Student Division. The Company has taken out $75.0 million of credit default insurance on this bond, reducing its default exposure to $19.8 million, or 1.1% of total invested assets.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized
	Cost	Fair Value
	(In thousands)

Maturity:
One year or less	$90,750	$90,556
Over 1 year through 5 years	331,910	327,593
Over 5 years through 10 years	347,175	343,768
Over 10 years	230,639	228,780

	1,000,474	990,697
Mortgage and asset backed securities	390,801	383,706

Total fixed maturities	$1,391,275	$1,374,403

Proceeds from the sale and call of investments in fixed maturities were $225.4 million, $181.8 million and $177.4 million for 2006, 2005 and 2004, respectively. Gross gains of $2.6 million, $4.6 million and $5.4 million, and gross losses of $2.5 million, $1.7 million and $1.1 million were realized on the sale and call of fixed maturity investments during 2006, 2005 and 2004, respectively.

Proceeds from the sale of equity investments were $1.5 million, $10,000 and $17.3 million for 2006, 2005 and 2004, respectively. Gross gains of $-0-, $10,000 and $3.6 million and gross losses of $32,000, $-0- and $-0- were realized on sales of equity investments during 2006, 2005 and 2004, respectively.

Set forth below is a summary of the Company’s equity securities:

	December 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
		(In thousands)

Common stocks — non-affiliate	$283	$318	$1,508	$1,347

The fair value, which represents carrying amounts of equity securities, is based on quoted market prices.

The carrying amounts of the Company’s investments in mortgage loans approximate fair value, which is estimated using a discounted cash flow analysis, utilizing a discount rate equal to the rate currently being offered for similar loans to borrowers with similar credit ratings. The carrying values for mortgage loans are net of allowance of $33,000 and $55,000 at December 31, 2006 and 2005, respectively.

The carrying amounts of the Company’s investment in policy loans approximate fair value which is estimated using discounted cash flow analysis at a rate for similar loans at contractual rates for policy loans from currently marketed policies.

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2006, the Company had a carrying amount of $383.7 million of mortgage and asset backed securities, of which $225.4 million were government backed, $130.0 million were rated AAA, $2.4 million were rated AA, $18.0 million were rated A, $7.4 million were rated BBB, and $467,000 were rated below investment grade by external rating agencies. At December 31, 2005, the Company had a carrying amount of $430.0 million of mortgage and asset backed securities, of which $247.9 million were government backed, $158.1 million were rated AAA, $2.7 million were rated AA, $14.2 million were rated A, $4.8 million were rated BBB, and $2.3 million were rated below investment grade by external rating agencies.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, 2005 and 2004, the Company recorded impairment charges for certain fixed maturities in the amount of $2.4 million, $4.1 million and $3.6 million, respectively. There were no impairment charges on equity securities. The impairment charges are reflected in the Company’s consolidated statement of operations under the caption “Gains (losses) on sale of investments.”

Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2006:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$20,353	$75	$36,149	$651	$56,502	$726
Mortgage backed securities issued by U.S. Government agencies and authorities	26,399	143	179,551	4,667	205,950	4,810
Other mortgage and asset backed securities	24,064	108	111,058	3,028	135,122	3,136
Corporate bonds	91,868	512	343,231	15,522	435,099	16,034
Other	4,837	2,162	—	—	4,837	2,162

Total	$167,521	$3,000	$669,989	$23,868	$837,510	$26,868

At December 31, 2006, the Company had $26.9 million of unrealized losses in its fixed maturities portfolio. Of the $3.0 million in unrealized losses that have existed for less than twelve months, all but a single security have unrealized losses of less than 2% of cost. The single security (which consists of the Company’s residual interest in Grapevine Finance LLC and which has been classified as “Other” in the table above) had at December 31, 2006 an unrealized loss of $2.2 million, or 30.9% of cost. See Notes C and L of Notes to Consolidated Financial Statements. The Company believes that the cash flows received from the security have not changed from those that were expected when the securitization was completed in 2006. Of the $23.9 million in unrealized losses that have existed for twelve months or longer, eight securities had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $4.9 million at December 31, 2006. The Company continually monitors these investments and believes that, as of December 31, 2006, the unrealized loss in these investments is temporary.

At December 31, 2006, the Company had no unrealized losses in its equity securities portfolio.

Set forth below is a summary of the Company’s gross unrealized losses in its fixed maturities as of December 31, 2005:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$61,872	$747	$13,632	$390	$75,504	$1,137
Mortgage backed securities issued by U.S. Government agencies and authorities	145,168	2,077	68,632	2,124	213,800	4,201
Other mortgage and asset backed securities	67,635	947	78,020	2,618	145,655	3,565
Corporate bonds	380,079	7,642	260,044	10,180	640,123	17,822

Total	$654,754	$11,413	$420,328	$15,312	$1,075,082	$26,725

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2006 and 2005, excluding U.S. Government securities:

	December 31,
	2006		2005
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
		(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$94,763	5.3%	$—	—%
Federal National Mortgage Corporation	17,992	1.0%	25,370	1.4%
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund(2)	$325,677	18.1%	$200,900	11.3%

(1)	Represents security received from the purchaser as consideration upon sale of the Company’s former Student Insurance Division on December 1, 2006. The Company has taken out $75.0 million of credit default insurance on this security, reducing the Company’s default exposure to $19.8 million. See Note C of Notes to Consolidated Financial Statements.

(2)	The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in high quality United States dollar denominated money market securities of domestic and foreign issuers.

Under the terms of various reinsurance agreements (see Note H), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $51.8 million and $57.3 million as of December 31, 2006 and 2005, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $19.2 million and $17.1 million on deposit with insurance departments in various states at December 31, 2006 and 2005, respectively.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2006 and 2005, securities on loan to various borrowers totaled $227.8 million and $45.4 million, respectively.

Note E — Student Loans

The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated under the Company’s College First Alternative Loan program. The student loans guaranteed by private insurers are guaranteed 100% as to principal and accrued interest.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of the student loans held by the Company at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)

Student loans — guaranteed by private insurers	$80,615	$80,615	$83,179	$83,179
Student loans — non-guaranteed	28,487	27,348	29,351	28,178
Allowance for losses	(3,256)	—	(2,722)	—

Total student loans	$105,846	$107,963	$109,808	$111,357

Of the aggregate $105.8 million and $109.8 million carrying amount of student loans held by the Company at December 31, 2006 and 2005, $105.4 million and $109.6 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note J.

The Company estimates the fair value of student loans based on values of recent sales of student loans from the Company into the secured student loan credit facility. See Note J.

The Company’s provision for losses on student loans is summarized as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$2,722	$3,608	$1,676
Change in provision for losses	534	(886)	1,932

Balance at end of year	$3,256	$2,722	$3,608

The Company recognized interest income from continuing operations from the student loans of $10.7 million, $8.7 million and $6.7 million in 2006, 2005 and 2004, respectively, which is included in the investment income category on the Company’s consolidated statements of operations.

Note F — Goodwill and Other Intangible Assets

Set forth in the tables below is a summary of the goodwill and other intangible assets by operating division as of December 31, 2006 and 2005:

	December 31, 2006
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
		(In thousands)

Insurance:
Self-Employed Agency Division	$43,997	$51,239	$(8,724)	$86,512
Life Insurance Division	552	—	(193)	359

	$44,549	$51,239	$(8,917)	$86,871

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
		(In thousands)

Insurance:
Self-Employed Agency Division	$44,049	$3,788	$(6,673)	$41,164
Star HRG	33,640	8,858	(5,242)	37,256
Life Insurance Division	552	—	(193)	359
Other Key Factors	225	—	—	225

	$78,466	$12,646	$(12,108)	$79,004

Other intangible assets consist of customer lists, trademark and non-compete agreements related to the acquisitions of HealthMarket (completed in October 2004) and acquisition of Specialized Investment Risk rights to the renewal commissions at the Self Employed Agency Division. See Note C.

The Company recorded amortization expense associated with other intangibles in continuing operations in the amount of $2.5 million, $3.7 million and $1.3 million in 2006, 2005 and 2004, respectively. Amortization expense in 2006 and 2005 included impairment charges in the amount of $496,000 and $1.7 million, respectively, related to the HealthMarket customer list acquired in October 2004.

Set forth in the table below is a summary of the estimated amortization expense for the next five years and thereafter for other intangible assets:

(In thousands)

2007	$1,721
2008	1,639
2009	1,582
2010	1,525
2011	1,532
2012 and thereafter	38,488

$46,487

Note G — Policy Liabilities

As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities.

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Accident & Health	$98,639	$94,124
Life	250,615	241,800
Annuity	104,461	112,068

	$453,715	$447,992

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a detailed summary of benefits, claims and settlement expenses net of reinsurance receivables for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Future liability and contract benefits	$28,282	$25,409	$29,394
Claims benefits	968,335	1,066,727	1,105,507

Total benefits, claims and settlement expenses	$996,617	$1,092,136	$1,134,901

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates, and annual increases in future gross premiums determined to be appropriate at the time the business was first acquired by the Company, with an implicit margin for adverse deviations. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits on the Company’s consolidated balance sheet were $93.4 million and $88.1 million at December 31, 2006 and 2005, respectively.

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

Life Policies and Annuity Contracts

With respect to traditional life insurance, future policy benefits are computed on a net level premium method using assumptions with respect to current investment yield, mortality and withdrawal rates determined to be appropriate as of the date the business was acquired by the Company. Substantially all liability interest assumptions range from 3.0% to 6.0%. Such liabilities are graded to equal statutory values or cash values prior to maturity.

Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.6% during each of 2006, 2005 and 2004. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2006, 2005 and 2004.

The Company has assumed certain life and annuity business from a company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate of 9% graded to 5% over twenty years for life policies. Mortality and withdrawal rates are based on published industry tables or experience of the ceding company and include margins for adverse deviation. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2006, 2005 and 2004.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annuities

The carrying amounts and fair values of the Company’s liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities in the consolidated balance sheets) at December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)

Direct annuities	$59,257	$57,017	$61,584	$59,737
Assumed annuities	43,720	43,718	49,037	49,034
Supplemental contracts without life contingencies	1,484	1,484	1,447	1,447

	$104,461	$102,219	$112,068	$110,218

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

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. Consistent with overall company philosophy, the claim liability estimate is determined which is expected to be adequate under reasonably likely circumstances. This estimate is developed using actuarial principles and assumptions that consider a number of items as appropriate, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of appropriate rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements.

For the majority of health insurance products offered through the Self-Employed Agency Division, the Company establishes the claims liability using the original incurred date. Under the original incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and are sometimes significant.

The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as an excess pending claims inventory (i.e., inventories of pending claims in excess of historical levels) and disputed claims. For example, the Company closely monitors the level of

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to Disposed Operations, the Company assigns incurred dates based on the date of service. This definition estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

2006 Change in Claim Liability Estimates — Self-Employed Agency Division

Results for the year ended December 31, 2006, reflected a benefit in the amount of $47.1 million attributable to refinements of the Company’s estimate for its claim liability on its health insurance products. For financial reporting purposes, each of these refinements is considered to be a change in estimate, resulting from additional information and subsequent developments from prior periods. Accordingly, the financial impact of the refinements was accounted for in the respective periods that the refinements occurred. Of the $47.1 million of refinements to the estimated claim liability, $44.5 million is attributable to prior years. The refinements to the estimate for the Company’s claim liability are more particularly described below:

•	Approximately $11.2 million of the benefit (recorded in the third quarter) was due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. The calculation of the claim liability now distinguishes between more mature products with reliable historical data and newer or lower volume products that have not established a reliable historical trend. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $14.8 million.

•	An additional adjustment to the claim liability (approximately $25.1 million, of which $10.5 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. This adjustment reflects both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors. Had these refinements been made at December 31, 2005, the claim liability estimate would have been reduced by $19.1 million.

•	In the second quarter of 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million. Had this refinement been made at December 31, 2005, the claim liability estimate would have been reduced by $10.6 million.

2005 Change in Claim Liability Estimates — Self-Employed Agency Division

Results at the SEA Division for the year ended December 31, 2005 reflected a benefit in the amount of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, effective January 1, 2005, the Company’s SEA Division made certain refinements to its claim liability calculations related to the ACE rider the effect of which decreased claim liabilities and correspondingly increased operating income in the amount of $7.6 million in the first quarter of 2005. Prior to January 1, 2005, the SEA Division utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the SEA Division refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique continues to utilize anticipated loss ratios in the most recent incurral months. This completion factor technique utilized historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Claims liability at beginning of year	$546,001	$610,779	$563,045
Less: Claims liability paid on business disposed	(68,617)	—	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	1,059,032	1,191,723	1,196,421
Prior years	(90,697)	(124,996)	(90,914)

Total incurred losses, net of reinsurance	968,335	1,066,727	1,105,507

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	664,220	765,767	714,361
Prior years	336,949	365,738	343,412

Total payments for claims, net of reinsurance	1,001,169	1,131,505	1,057,773

Claims liability at end of year, net of related reinsurance recoverable (2006 — $72,582; 2005 — $12,105; 2004 — $11,808)	$444,550	$546,001	$610,779

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims Liability Development Experience

The Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. Prior to the third quarter of 2005, the SEA Division’s initial estimate of the claim liability was based on the level of claims assumed in the establishment of premium rates, since this represents the experience the SEA Division expects to achieve on its products. For each product, if there was evidence that this estimate was likely to prove inadequate, such as recent prior experience or unusually high paid claims in the most recent incurral months, then appropriate adjustments were made to the assumptions used in the calculation of the claim liability estimate. The tendency of these techniques is to provide estimates that are more likely to be redundant than deficient, but still provide for reasonable estimates of the ultimate cost of settling the claims. Beginning in the third quarter of 2005, the SEA Division revised its claim liability estimation process in the most recent incurral months to allow for reasonable downward adjustments in the loss ratio estimate for products where there was credible evidence that experience may run better than expected.

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Self-Employed Agency Division	$(85,784)	$(121,362)	$(91,720)
Life Insurance Division	(510)	337	(926)
Other Insurance	(2,530)	805	1
Disposed Operations	(1,873)	(4,776)	1,731

Total favorable	$(90,697)	$(124,996)	$(90,914)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in the SEA Division in each of 2006, 2005, and 2004.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the SEA Division, the (favorable) unfavorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2006, 2005, and 2004 is set forth in the table below by source:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Development in the most recent incurral months	$(35,504)	$(72,728)	$(42,947)
Development in completion factors	(6,612)	(21,095)	(7,664)
Development in large claim reserve	(10,555)	(8,455)	(5,425)
Development in reserves for regulatory and legal matters	(4,762)	(6,971)	18,906
Change in estimate for ACE rider	(24,165)	(7,613)	—
Other change in estimate as disclosed below	—	—	(47,794)
Other	(4,186)	(4,500)	(6,796)

Total (redundancy) inadequacy	$(85,784)	$(121,362)	$(91,720)

As illustrated in the above table, considerable redundancies in each year are associated with the estimate of claim liabilities for the most recent incurral months. The Company has limited data with respect to these most recent incurral months and, accordingly, estimates are based primarily on anticipated experience, taking into account the impact of the Company’s rate changes relative to expected medical trend. Since late 2003, the Company has severely reduced the level of rate increases on its underlying scheduled health insurance coverage in response to experience that has been more favorable than was assumed in the establishment of the premium rates. This favorable experience first appeared in incurred months in the latter half of 2002, which with hindsight proved to be much more favorable than prior experience would have suggested. At the end of 2003 and again at the end of 2004, there appeared to be evidence that loss ratios on these products were increasing again toward the anticipated levels, though hindsight eventually showed that much of this deterioration was the result of the redundancy that had developed in the completion factors, which were adjusted in the third quarter of 2005. Additional adjustments were made in the third quarter of 2006 to reflect this continuing favorable experience.

The total favorable claims liability development experience for 2006 in the amount of $85.8 million represented 19.5% of total claim liabilities established for the SEA Division at December 31, 2005. Most of the redundancy ($35.5 million, excluding a refinement to the claim liability for the ACE rider described below) is attributable to experience in the most recent incurral months developing more favorably than anticipated. The Company also experienced a redundancy attributable to the completion factors utilized of $6.6 million (excluding the refinements in the ACE completion factors in the third and fourth quarters of 2006 described below) as the result of claims developing in amounts less than anticipated by the completion factors used at December 31, 2005. Furthermore, the SEA Division also benefited from a reduction in the claim liability of $10.8 million in its reserve for large claims as a result of a change in estimate recorded in the second quarter of 2006, of which $10.6 million was attributable to prior years. In addition, the Company experienced favorable development of approximately $4.8 million associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated. In 2006, the Company made certain refinements to its estimate of the claim liability for the ACE rider which contributed to the favorable claims liability development experience for the year, including revisions to the completion factors utilized in computing this reserve as well as revisions to the estimate of the unpaid claim liability for the most recent incurral months. The impact of these refinements on the development of the claim liabilities established at December 31, 2005 is $24.2 million, including $19.1 million attributable to the revised completion factors and $5.1 million attributable to the estimate in the most recent incurral months. The remaining favorable experience in 2006 in the claims liability attributable to other issues was $4.2 million, or 1.0% of total claim liabilities established for the SEA Division at December 31, 2005.

The total favorable claims liability development experience for 2005 in the amount of $121.4 million represented 24.6% of total claim liabilities established for the SEA Division at December 31, 2004. The favorable

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims liability development experience in 2005 reflected a benefit of $33.3 million recorded in the third quarter of 2005 attributable to a refinement of the Company’s estimate for its claim liability on its health insurance products. This adjustment resulted from a refinement of the estimate of the unpaid claim liability for the most recent incurral months ($20.9 million, included in the table above as part of the development in the most recent incurral months) and an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more current claims administration practices ($12.3 million, included in the table above as part of the development in the completion factors). The favorable claims liability development experience at the SEA Division in 2005 also reflected the effects of a favorable adjustment in the amount of $7.6 million recorded in the first quarter of 2005 attributable to a refinement of an estimate for the Company’s claim liability established with respect to the ACE (accumulated covered expense) rider that provides for catastrophic coverage on the SEA Division’s scheduled health insurance products. Excluding the impact of the refinements discussed above, the remaining favorable experience in 2005 in the claims liability was $80.5 million, or 16.3% of total claim liabilities established for the SEA Division at December 31, 2004. Most of the remaining redundancy ($51.8 million in addition to the refinement described above) is attributable to experience in the five most recent incurral months developing more favorably than anticipated (as discussed above) and unanticipated improvements on certain closed blocks that appeared to have been deteriorating based on experience available at the end of 2004. The Company experienced an additional redundancy in the completion factors of $8.8 million (in addition to the redundancy from the refinement previously described in the third quarter of 2005) as the result of claims developing in amounts less than anticipated by the completion factors used at December 31, 2004. The Company also experienced favorable development of $8.5 million in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. In addition, the Company experienced favorable development of approximately $7.0 million associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

The total favorable claims liability development experience for 2004 in the amount of $91.7 million represented 20.2% of total claim liabilities established for the SEA Division at December 31, 2003. The favorable claims liability development experience at the SEA Division in 2004 reflected the effect of $47.8 million in claim liabilities established during 2003 in response to a rapid pay down during 2003 of an excess pending claims inventory. In particular, during 2003 the Company observed a change in the distribution of paid claims by incurred date; more paid claims were assigned to recent incurred dates than had been the case on paid claims in prior years. Assignment of paid claims with more recent incurred dates typically results in an understatement of the claim development liability, resulting in the need for augmented claim liabilities. The Company believes that the deviation from historical experience in incurred date assignment was a natural consequence of the effort required to reduce a claims backlog, which the Company was experiencing at the SEA Division during the course of 2003. However, as the actual claims experience developed in 2004, these augmented claim liabilities in the amount of $47.8 million proved to be redundant. These claim liabilities were released during 2004 and, as a result, did not influence the level of claim liabilities redundancies in 2005 and will not influence the level of claim liabilities redundancies in future periods. Excluding the impact of the augmented claim liabilities established at December 31, 2003 in response to the rapid pay down during 2003 of an excess pending claims inventory, the favorable experience in 2004 in the claims liability was $43.9 million, or 9.6% of total claim liabilities established for the SEA Division at December 31, 2003. Of the remaining redundancy, $42.9 million was attributable to experience in the five most recent incurral months developing more favorably than anticipated as a result of unanticipated improvements in the experience on products that had been showing indications of deterioration in response to a reduction in the level of rate increases. The Company experienced an additional favorable development in the completion factors of $7.7 million as a result of lower than expected claim payments. The Company also experienced favorable development of $5.4 million in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. In addition, the Company experienced unfavorable development of nearly $18.9 million associated with its reserves for regulatory and legal matters as the result of certain claim litigation and the establishment of additional reserves in response to claim payment issues raised in a market conduct examination.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected.

In response to the redundancies exhibited above, the Company elected in the third quarter of 2005 for the SEA Division to modify the assumptions used in the most recent incurral months to rely less on loss ratios assumed in the establishment of premium rates and more on historical experience, reducing the claim liability estimate in the most recent incurral months by $20.9 million. In addition, in response to observed changes in the pattern of claim payments, the Company elected in the third quarter of 2005 to update the completion factors used in the developmental method to estimate the claim liabilities at the SEA Division in a manner designed to produce new completion factors that were anticipated to be equally likely to be redundant as deficient. As a result of the new completion factors, the claims liability estimate was reduced by $12.3 million. In total, these two adjustments in 2005 resulted in an aggregate reduction to the Company’s claim liability estimate in the amount of $33.3 million.

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

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re USA LLC (“ZON Re”), we underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006. The unfavorable claim liability development experience at ZON Re in 2005 in the amount of $805,000 was due to certain large claims reported in 2005 associated with claims incurred in the prior year.

Impact Disposed Operations.  The products of the Company’s former Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year.

The favorable claim liability development experience at the Student Insurance Division in 2006 and 2005 was $478,000 and $5.2 million, respectively. This favorable development was due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year. The unfavorable claims liability development experience in 2004 in the amount of $4.7 million reflects the effects of a delay in processing of prior-year claims and higher-than-expected claim experience associated with the business written for the 2003-2004 school year.

The favorable claims liability development experience at Star HRG Division of $1.4 million in 2006 included the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005. The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 was within the normal statistical variation in the model used to develop the reserve. The actual

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development of prior years’ claims exceeded the expected development of the claims liability. The favorable claims liability development experience of $3.0 million in 2004 includes the effects of claims in 2004 developing more favorably than indicated by the loss trends in 2003 used to determine the claim liability at December 31, 2003.

Note H — Reinsurance

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

The reinsurance receivable included in the consolidated financial statements at December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	(In thousands)

Paid losses recoverable	$13,995	$2,097
Unpaid losses recoverable	72,582	12,105
Other — net	68,706	9,800

Total reinsurance receivable	$155,283	$24,002

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Premiums:
Premiums Written:
Direct	$1,815,868	$1,871,102	$1,869,885
Assumed	37,740	40,310	25,277
Ceded	(99,029)	(15,999)	(12,712)

Net Written	$1,754,579	$1,895,413	$1,882,450

Premiums Earned:
Direct	$1,820,353	$1,892,519	$1,840,738
Assumed	37,740	39,072	31,364
Ceded	(120,847)	(14,057)	(13,359)

Net Earned	$1,737,246	$1,917,534	$1,858,743

Ceded benefits and settlement expenses	$72,113	$29,259	$10,321

2006 Coinsurance Arrangements

In connection with the separate 2006 sales of substantially all of the assets formerly comprising the Company’s Star HRG unit and Student Insurance Division, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future claims associated with the Star HRG Division and Student Insurance Division blocks of group accident and health insurance policies in force as of the respective closing dates. See Note C for additional information with respect to these coinsurance arrangements.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Debt

Set forth below is a summary of the Company’s long-term indebtedness outstanding at December 31, 2006 and 2005 (excluding outstanding indebtedness that is secured by student loans generated by the College Fund Life Division — see Note J):

	December 31,
	2006	2005
	(In thousands)

Long-term debt:
Trust preferred securities	$118,570	$15,470
Term loan	437,500	—

	556,070	15,470
Less: current portion of long-term debt	—	—

Total long-term debt	556,070	15,470

Total short and long term debt	$556,070	$15,470

The following table sets forth additional information with respect to the Company’s debt (dollars in thousands):

	Principal
	Amount at	Interest Rate at	Interest Expense
	December 31,	December 31,	Year Ended December 31,
	2006	2006	2006	2005	2004

2006 credit agreement:
Term loan	$437,500	6.37%	$22,035	$—	$—
$75 Million revolver (non-use fee)			124	—	—
Trust preferred securities:
UICI Capital Trust I	15,470	8.87%	1,340	1,063	537
HealthMarkets Capital Trust I	51,550	8.41%	3,215	—	—
HealthMarkets Capital Trust II	51,550	8.37%	3,235	—	—
Other:
8.75% Senior Notes	—	—	—	—	144
Star Purchase Notes Payable	—	—	—	—	272
Line of Credit — non usage fees	—	—	—	—	74
Interest on Deferred Tax			1,140	—	—
Student loan credit facility — (see Note J)	118,950	5.34%	6,318	4,861	2,334
Amortization of financing fees			3,734	85	56

Total	$675,020		$41,141	$6,009	$3,417

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is the supplemental calculation of the amortization of financing fees included in interest expense associated with the Company’s non-student loan debt (dollars in thousands):

	Capitalized
	Amount at		Amortization Expense
	December 31,		Year Ended December 31,
	2006	Life (years)	2006	2005	2004

2006 credit agreement:
Term loan(1)	$18,316	6	$5,083	$—	$—
$75 Million revolver (non-use fee)	2,687	5	474	—	—
Trust preferred securities:
UICI Capital Trust I	198	5	85	85	56
HealthMarkets Capital Trust I	2,624	5	366	—	—
HealthMarkets Capital Trust II	2,626	5	363	—	—

Total	$26,451		$6,371	$85	$56

(1)	Amortization of financing fees for the year ended December 31, 2006 includes $2.5 million of amortization included in interest expense on the Company’s statement of operations. An additional $2.6 million in the year ended December 31, 2006 relates to the loss on early extinguishment due to the prepayment of debt in the amount of $60.0 million. This additional amount is included in “Gains (losses) on sale of investments” in the Company’s Consolidated Statement of Operations.

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2007	$—
2008	—
2009	—
2010	—
2011	—
2012 and thereafter	556,070

$556,070

The fair value of the Company’s long-term debt (exclusive of indebtedness outstanding under the Company’s secured student loan funding facility) was $556.5 million and $15.5 million at December 31, 2006 and 2005, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Total interest paid with respect to outstanding indebtedness under the Company’s corporate debt was $23.9 million, $1.0 million and $1.1 million in the years ended December 31, 2006, 2005 and 2004, respectively.

2006 Credit Agreement

In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At December 31, 2006, the Company had an aggregate of $437.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has not drawn on the $75.0 million revolving credit facility. During the year ended December 31, 2006, the Company made regularly scheduled quarterly principal payments in the amount of $2.5 million and a voluntary prepayment in the amount of $60.0 million on the term loan facility.

The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan required nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. As a result of the $60.0 million prepayment, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West and Chesapeake.

In connection with the financing, the Company incurred issuance costs of $26.5 million, which cost was capitalized (included in “Other assets” on the Company’s consolidated balance sheet) and is being amortized over five years as interest expense.

Trust Preferred Securities

2006 Notes

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

The Trusts are obligated to redeem the Trust Securities when the Notes are paid at maturity or upon any earlier prepayment of the Notes. Prior to June 15, 2011, the Notes may be redeemed only upon the occurrence of certain tax or regulatory events at 105.0% of the principal amount thereof in the first year reducing by 1.25% per year until it reaches 100.0%. On and after June 15, 2011 the Notes are redeemable, in whole or in part, at the option of the Company at 100.0% of the principal amount thereof.

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts has been reflected on the Company’s consolidated balance sheet as “short term and other investments”, and the income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the Notes, has been reflected in the Company’s consolidated statement of operations as interest income and interest expense, respectively. The amount of such interest income and interest expense was $194,000

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $6.5 million, respectively, for 2006 (April 5, 2006 through December 31, 2006). In connection with the financing, the Company incurred issuance costs of $6.0 million, which cost was capitalized (included in “Other assets” on the Company’s consolidated balance sheet) and is being amortized over five years as interest expense.

2004 Notes

On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At December 31, 2006, the 2004 Notes bore interest at an annual rate of 8.87%. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the 2004 Notes.

The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts payable under the Trust Preferred Securities. The Trust must redeem the Trust Securities when the 2004 Notes are paid at maturity or upon any earlier prepayment of the 2004 Notes. Under the provisions of the 2004 Notes, the Company has the right to defer payment of the interest on the 2004 Notes at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the 2004 Notes are deferred, the distributions on the Trust Securities will also be deferred.

On April 29, 2004, the Company received proceeds from the transaction in the amount of $14.6 million, net of issuance costs in the amount of $423,500. The issuance cost was capitalized (included in “other assets” on the Company’s consolidated balance sheet) and is being amortized over five years as interest expense.

Note J — Student Loan Credit Facility

At December 31, 2006 and 2005, the Company had an aggregate of $119.0 million and $130.9 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2006 and 2005, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $111.2 million and $115.3 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $14.2 million and $20.5 million, respectively.

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

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. At December 31, 2006, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of 5.34%.

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2006 and 2005, the Company made principal payments in the aggregate of $11.9 million and $19.1 million, respectively, on these SPE Notes.

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

Principal payments required for the Company’s corporate debt and indebtedness outstanding under the Company’s secured student loan funding facility in each of the next five years and thereafter are as follows (in thousands):

Student Loan
Credit Facility

2007	$18,050
2008	14,050
2009	14,500
2010	13,800
2011	12,500
2012 and thereafter	46,050

$118,950

The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.

Total interest paid with respect to outstanding indebtedness under the Company’s secured student loan credit facility was $6.3 million, $4.8 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Derivatives

The Company uses derivative instruments as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The derivative instruments are carried at fair value on the balance sheet. The Company values its derivative instruments using a third party. As of December 31, 2006, the recorded fair values of derivative assets were $257,000.

Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. The Company only utilizes cash flow derivatives and, both at the inception of the hedge and on an ongoing basis, the Company assesses the effectiveness of the hedge instrument in achieving offsetting changes in cash flows compared to the hedged item. To prospectively test effectiveness, management performs a qualitative assessment of the critical terms of the hedged item and hedging instrument. In certain cases, management also performs a quantitative assessment by estimating the change in the fair value of the derivative and hedged item under various interest rate shock scenarios using either the dollar offset ratio method or regression analysis. The method utilized to assess retrospective hedge effectiveness is the dollar offset ratio test and was applied on a quarterly basis.

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

Under the guidelines of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are required to be carried on the balance sheet at fair value on the balance sheet date. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Change in unrealized gains (losses) on cash flow hedging relationship” in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) and is recognized in the statement of operations when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

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

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million, which is reflected under the caption “Additional paid-in capital” on the Company’s Consolidated Balance Sheet. The Company established the hedging relationship on April 11, 2006 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. At the inception of the hedging relationship, the interest rate swaps had an aggregate fair value of approximately $2.6 million.

At December 31, 2006, the Company prepared its quarterly assessment of hedge effectiveness and determined that all three swaps were not highly effective for the period, as defined by SFAS 133 Accounting for Derivative

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Instruments and Hedging Activities. The Company terminated the hedging relationships as of October 1, 2006, the beginning of the period of assessment. During the fourth quarter the change in fair market value of the derivatives in aggregate increased $370,000 ($241,000 net of tax), which amount is reflected under the caption “Investment income” on the Company’s Consolidated Statement of Operations.

The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated balance sheet. The Company assessed on a quarterly basis the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Investment income” on its Consolidated Statement of Operations. Prior to the termination of the hedging relationship, the Company incurred a loss of $(316,000) related to the ineffectiveness of the interest rate swap. At December 31, 2006, accumulated other comprehensive income included a deferred after-tax net loss of $(1.6) million related to the interest rate swaps. During 2006, pretax income of $659,000 ($428,000 net of tax) was reclassified into interest expense as adjustments to interest payments on variable rate debt. Upon termination of the hedging relationship in the fourth quarter of 2006, $158,000 ($103,000 net of tax) was reclassified into Investment income from accumulated other comprehensive income and the remaining amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.

Note L — Grapevine Finance LLC

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC as a dividend in kind the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction (see Note C). The CIGNA Note and Guaranty Agreement were assigned at cost, which approximated fair value. As a result, the Company did not recognize a related gain or loss on the assignment. After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC in turn assigned the CIGNA Note and Guaranty Agreement to Grapevine.

On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes to an institutional purchaser (the “Grapevine Notes”). The net proceeds from the Grapevine Notes in the amount of $71.9 million were distributed to HealthMarkets, LLC. The Grapevine Notes bear interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th of each year beginning on January 15, 2007. The principal payment is due at maturity on July 15, 2021. The Grapevine Notes are collateralized by Grapevine’s assets including the CIGNA Note. Grapevine services its debt primarily from cash receipts from the CIGNA Note. All cash receipts from the CIGNA Note are paid into a debt service coverage account maintained and held by an institutional trustee (“Trustee”) for the benefit of the holder of the Grapevine Notes. Pursuant to an Indenture and direction notices from Grapevine, the Trustee uses the proceeds in the debt service coverage account to (i) make interest payments on the Grapevine Notes, (ii) pay for certain Grapevine expenses and (iii) distribute cash to HealthMarkets, subject to satisfaction of certain restricted payment tests.

Grapevine is a non-consolidated qualifying special purpose entity as defined in FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, HealthMarkets does not consolidate the financial results of Grapevine and accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF 99-20, Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets. On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine in the amount of $72.4 million. At December 31, 2006, the Company’s investment in Grapevine, at fair value, was $4.8 million.

The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed discount rate equal to the 15 year swap rate. Variations in the fair value could occur due

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor. Using a sensitivity analysis model assuming a 100 basis point increase and a 150 basis point increase in interest rates at December 31, 2006, the fair market value on the Company’s investment in Grapevine would have decreased approximately $464,000 and $674,000, respectively.

Note M — Federal Income Taxes

Deferred income taxes for 2006 and 2005 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2006	2005
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$61,147	$39,477
Depreciable and amortizable assets	13,597	10,494
Gain on installment sales of assets	54,395	—

Total gross deferred tax liabilities	129,139	49,971

Deferred tax assets:
Litigation accruals	2,782	6,806
Policy liabilities	23,009	30,455
Operating loss carryforwards	136	366
Capital losses	—	16,710
Unrealized losses on securities	6,759	4,213
Invested assets	1,522	3,418
Stock compensation accrual	16,751	12,895
Other	4,605	5,392

Total gross deferred tax assets	55,564	80,255
Less: valuation allowance	—	18,182

Deferred tax assets	55,564	62,073

Net deferred tax asset (liability)	$(73,575)	$12,102

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income and ongoing prudent and feasible tax planning strategies to generate sufficient future taxable income.

Beginning in 2003, the Company realized net capital losses that were carried forward and available to offset future capital gains, if any, realized in the following 5 years. The Company determined, in 2003, that it likely would not generate sufficient capital gains to realize the deferred tax benefits of the capital loss carryforwards and certain investment impairment losses. At that time management did not anticipate selling appreciated assets to generate capital gains (and impair future investment return) solely for the purpose of utilizing the capital loss carryover. Accordingly, the Company did not recognize the tax benefits of these 2003 losses but, rather, established a valuation allowance during 2003. The sales of the Student Insurance and the Star HRG divisions during 2006, however, generated capital gains in excess of the capital loss carryover and the investment impairment losses. Accordingly,

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2006 the Company released the valuation allowance of $18.1 million established in 2003, thereby realizing the deferred tax benefits of the capital loss carryforwards generated in 2003.

For tax purposes, the Company realized capital gains from the sales of the Student Insurance Division and Star HRG Division in the aggregate amount of $221.9 million, of which $155.4 million will be recognized as and when the Company receives payment on the CIGNA Note received in consideration for the sale of the Star HRG assets and/or on the UHG Note received in consideration for the sale of the Student Insurance Division assets (see Notes C and L). At December 31, 2006, the Company had recorded a deferred tax liability in the amount of $73.6 million, compared to a deferred tax asset in the amount of $12.1 million at December 31, 2005. The increase in the aggregate deferred tax liability was primarily attributable to the deferred tax liability of $54.4 million associated with the deferred capital gains realized in the sales of Star HRG Division and Student Insurance Division. The increase in the aggregate deferred tax liability also reflects the $27.1 million tax effect of the cumulative adjustment for policy acquisition costs of $77.6 million (see Note A).

The provision for income tax expense (benefit) consisted of the following:

	December 31,
	2006	2005	2004
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$57,506	$92,372	$69,987
Deferred tax expense	78,224	17,808	5,281

Total from continuing operations	135,730	110,180	75,268

Discontinued operations:
Current tax expense (benefit)	(2,325)	899	4,350
Deferred tax expense (benefit)	(17,170)	1,715	(5,434)

Total from discontinued operations	(19,495)	2,614	(1,084)

Total	$116,235	$112,794	$74,184

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	(0.2)	(0.1)	—
Low income housing credit	(0.3)	(0.3)	(0.5)
Tax basis adjustment of assets sold	3.7	—	—
Nondeductible expenses	0.1	0.2	0.5
Merger transaction costs	1.8	1.0	—
Tax exempt income	(0.6)	(0.4)	—
Reduction of tax accrual	(0.7)	—	(0.7)
Other items, net	(0.3)	(0.2)	(0.3)

Effective income tax rate applicable to continuing operations	38.5%	35.2%	34.0%

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under pre-1984 federal income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated for tax purposes in a memorandum account designated as “policyholders’ surplus account” (PSA). However, these accumulated amounts are generally taxable if (a) the life insurance company fails to qualify as a life insurance company for federal income tax purposes for two consecutive years, (b) these amounts are distributed or (c) these amounts exceed certain statutory limitations. One of the Company’s insurance subsidiaries had an accumulation in a PSA account of approximately $1.6 million at December 31, 2005. The American Jobs Creation Act of 2004 (the “2004 Act”) suspended the taxation of distributions paid during 2005 and 2006 from the PSA account and changed the order of accounts affected by distributions. Distributions during the suspension period are deemed to reduce the PSA account before reducing the amounts distributed from shareholder accounts. The insurance subsidiary made a distribution to the Company during 2006 of $1.7 million that is deemed a tax-free distribution of the PSA account as provided by the 2004 Act.

At December 31, 2006, MEGA had a federal tax loss carryforward from certain acquired subsidiaries of $388,000 available to offset taxable income in 2007 and expiring in 2007.

Total federal income taxes paid were $64.6 million, $107.2 million and $87.6 million for 2006, 2005 and 2004, respectively.

The Company and all of its corporate subsidiaries (other than two offshore life insurance companies that have not met the ownership requirements to join a tax consolidation) file a consolidated federal income tax return.

Note N — Stockholders’ Equity

On April 5, 2006, the Company completed its Merger with affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners. In the Merger, holders of record of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the private equity investors. The balance of the merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand in the amount of approximately $42.8 million.

At the effective date of the Merger, 58,746 of shares of HealthMarkets common stock held by members of the Company’s senior management were converted into an equivalent number of Class A-1 common shares of HealthMarkets, Inc., and 3,003,846 shares of HealthMarkets common stock held by the Company’s agents were exchanged for an equivalent number of shares of HealthMarkets, Inc. Class A-2 common stock. In addition, in connection with the Merger, 110,612 shares of Class A-1 common stock were issued to certain members of management. The Company issued 26,621,622 of Class A-1 common shares of HealthMarkets, Inc. to the designated affiliates of the group of private equity investors as consideration for the private equity investors’ $985.0 million contribution to equity.

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

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth below the roll forward of stockholders’ equity from March 31, 2006 to December 31, 2006:

Stockholders’
Equity
(In thousands)

Historical stockholders’ equity at March 31, 2006	$917,600
Equity contributions from private equity investors	985,000
Purchase of common stock held by former public shareholders	(1,611,988)
Net income for the nine months ended December 31, 2006	194,617
Change in accumulated other comprehensive income	9,629
Equity costs related to the Merger	(31,650)
Adjustment due to change in accounting policy(1)	50,462
Other items	10,715

Stockholders’ equity at December 31, 2006	$524,385

(1)	See Note A and the discussion under the caption “2006 Change in Accounting Policy.”

In connection with the repurchase in the Merger of HealthMarkets common stock held by the public, the Company’s Additional Paid in Capital account was reduced to a deficit of $(425.8) million, which amount was subsequently reclassified to the Company’s Retained Earnings account.

On August 18, 2004, the Company’s Board of Directors adopted a policy of issuing a regular semi-annual cash dividend on shares of its common stock. In accordance with the dividend policy, on August 18, 2004, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which dividend was paid on September 15, 2004 to shareholders of record at the close of business on September 1, 2004. On February 9, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share. The regular and special dividend were paid on March 15, 2005 to shareholders of record at the close of business on February 21, 2005. On July 28, 2005, the Company’s Board of Directors declared a regular semi-annual cash dividend of $0.25 on each share of Common Stock, which was paid on September 15, 2005 to shareholders of record at the close of business on August 22, 2005.

In accordance with the terms of the definitive agreement contemplating the acquisition of the Company by the group of private equity investors, the Company was prohibited from declaring or paying additional dividends on shares of its common stock until the completion of the Merger. Accordingly, in September 2005, the Company’s Board of Directors terminated its previously announced policy of issuing a regular semi-annual cash dividend on shares of its common stock.

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with the Company. The Agent Plans generally combine an agent-contribution feature and a Company-match feature. For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the prevailing fair value (as determined by the Company’s Board of Directors since the Merger) of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the fair value of the vested shares at date of vesting) with a corresponding increase to equity. See Note Q.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the “policyholders” surplus account” described in Note M. The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance subsidiaries was $74.5 million at December 31, 2006, of which minimum surplus requirements for MEGA, Mid-West and Chesapeake were $48.4 million, $18.1 million and $8.0 million, respectively.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2006 and 2005, the domestic insurance companies paid dividends in the amount of $364.0 million and $146.0 million, respectively, to the holding company. During 2007, the Company’s domestic insurance companies are eligible to pay aggregate dividends to the parent company of approximately $71.2 million without prior approval by statutory authorities.

Following approval from the Oklahoma Insurance Department to pay a special non-cash dividend in the amount of $151.2 million, on August 16, 2006, MEGA distributed and assigned the entire $150.8 million CIGNA Note and the related Guaranty Agreement to HealthMarkets, LLC as a special dividend in kind. See Note L of Notes to Consolidated Financial Statements.

On December 29, 2006, the Oklahoma Department of Insurance approved an extraordinary cash dividend in the amount of $100 million payable from MEGA to HealthMarkets, LLC. MEGA paid such dividend to HealthMarkets, LLC on January 18, 2007.

Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices and as reported in regulatory filings are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$353,462	$200,222	$142,292
Statutory surplus	$504,504	$521,224	$448,468

Note O — Related Party Transactions

Introduction

On April 5, 2006, the Company completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note B of Notes to Consolidated Financial Statements. Immediately prior to the Merger, Gladys J. Jensen, individually and in her capacity as executor of the estate of the late Ronald L. Jensen (the Company’s founder and former Chairman), beneficially held approximately 17.04% of the outstanding shares of the Company, and the adult children of Mrs. Jensen beneficially held in the aggregate approximately 10.09% of the outstanding shares of the Company. As a result of the Merger, Mrs. Jensen and her adult children divested their holdings in the Company, and affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners acquired, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At December 31, 2006, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 55.1%, 22.6% and 11.3%, respectively, of the Company’s outstanding equity securities.

Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu and Matthew Kabaker serve as a Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Nathaniel Zilkha serve as a Managing Director and a Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary description of all material transactions between the Company and the Private Equity Investors and all other parties related to the Company. The Company believes that the terms of all such transactions with all related parties are and have been on terms no less favorable to the Company than could have been obtained in arms’ length transactions with unrelated third parties.

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors. In accordance with the terms of the Transaction and Monitoring Fee Agreements, at the closing of the Merger the Company paid a one-time transaction fee in the amount of $18.9 million, $6.0 million and $3.0 million to advisory affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, respectively. The Company also reimbursed affiliates of The Blackstone Group for loan commitment and other fees in the amount of $13.0 million previously incurred by such affiliates of The Blackstone Group in connection with the Merger.

The advisory affiliates of each of the Private Equity Investors also agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees in the amount of $12.5 million payable with respect to 2006 were paid in full to the advisory affiliates of the Private Equity Investors on April 5, 2006 (the closing date of the Merger). In addition, in accordance with the Transaction and Monitoring Fee Agreements, on April 5, 2006 (the closing date of the Merger), the Company paid to the affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners monitoring fees in the aggregate amount of approximately $3.7 million related to services rendered by such parties during the period commencing on September 15, 2005 (the date of execution of the Agreement and Plan of Merger) and ended on December 31, 2005.

In accordance with the terms of the Transaction and Monitoring Fee Agreements, the Company also agreed to reimburse the advisory affiliates of the Private Equity Investors for out-of-pocket expenses incurred in connection with the monitoring services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement.

Interest Rate Swaps

At the effective date of Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million.

Transaction Fee Agreements

In accordance with the terms of separate Future Transaction Fee Agreements, each dated as of May 11, 2006, affiliates of each of the Private Equity Investors agreed to provide to the Company certain financial and strategic advisory services with respect to future acquisitions, divestitures and recapitalizations. For such services, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners are entitled to receive 0.6193%, 0.2538% and 0.1269%, respectively, of the aggregate enterprise value of any units acquired, sold or recapitalized by the Company.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the sale completed on July 11, 2006 of substantially all of the assets comprising the Company’s Star HRG operations (see Note C), the Company remitted to The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners the amount of $941,000, $386,000 and $193,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements. In connection with the sale completed on December 1, 2006 of substantially all of the assets comprising the Company’s Student Insurance Division (see Note C), on December 14, 2006 the Company remitted to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners the amount of $619,000, $254,000 and $127,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.

In accordance with the terms of the Future Transaction Fee Agreements, the Company also agreed to reimburse the advisory affiliates of the Private Equity Investors for out-of-pocket expenses incurred in connection with the advisory services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement.

Group Purchasing Organization

Effective June 1, 2006, the Company agreed to participate in a “group purchasing organization” (“GPO”) that acts as the Company’s agent to negotiate with third party vendors the terms upon which the Company will obtain goods and services in various designated categories that are used in the ordinary course of the Company’s business. On behalf of the various participants in its group purchasing program, the GPO extracts from such vendors pricing terms for such goods and service that are believed to be more favorable than participants could obtain for themselves on an individual basis. In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2006 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

MEGA Advisory Agreement- Student and Star HRG

Pursuant to the terms of an advisory agreement, dated August 18, 2006, The Blackstone Group agreed to provide certain financial and mergers and acquisition advisory services to MEGA in connection with the sale by MEGA of MEGA’s Star HRG and Student Insurance operations. The terms of the advisory agreement were approved by the Oklahoma Insurance Department effective September 21, 2006. In accordance with the terms of the advisory agreement, MEGA paid to an advisory affiliate of The Blackstone Group a one-time investment banking fee in the amount of $1.5 million in connection with the sale completed on July 11, 2006 of substantially all of the assets comprising MEGA’s Star HRG operations and a one-time investment banking fee in the amount of $1.0 million in connection with the sale completed on December 1, 2006 of substantially all of the assets comprising MEGA’s Student Insurance Division. The Company also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the advisory services and to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement. The Company reimbursed The Blackstone Group and its affiliates $94,000 for expenses incurred with the advisory services.

Pursuant to the terms of an amendment, dated December 29, 2006, to the advisory agreement, The Blackstone Group provided certain tax structuring advisory services to MEGA in connection with the sale by MEGA of MEGA’s Student Insurance operations, for which MEGA paid to an advisory affiliate of The Blackstone Group in 2007, a tax structuring fee in the amount of $1.0 million. The terms of the amendment were approved by the Oklahoma Insurance Department effective February 8, 2007.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Placement Agreement

The Company entered into a placement agreement, dated August 18, 2006, with The Blackstone Group, pursuant to which the Company paid to an advisory affiliate of The Blackstone Group a fee in the amount of $1.5 million for securities placement and structuring services in connection with a private placement of securities by Grapevine Finance LLC completed on August 16, 2006. See Note L of Notes to Consolidated Financial Statements. The Company has also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the placement services and agreed to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement.

Registration Rights Agreement

The Company is a party to a registration rights and coordination committee agreement, dated as of April 5, 2006 (the “Registration Rights Agreement”), with the investment affiliates of each of the Private Equity Investors, providing for demand and piggyback registration rights with respect to the class A-1 common stock. Certain management stockholders are also expected to become parties to the Registration Rights Agreement. Following an initial public offering of the Company’s stock, the Private Equity Investors affiliated with The Blackstone Group will have the right to demand such registration under the Securities Act of its shares for public sale on up to five occasions, the Private Equity Investors affiliated with Goldman Sachs Capital Partners will have the right to demand such registration on up to two occasions, and the Private Equity Investors affiliated DLJ Merchant Banking Partners will have the right to demand such registration on one occasion. No more than one such demand is permitted within any 180-day period without the consent of the board of directors of the Company.

In addition, the Private Equity Investors have, and, if they become parties to the Registration Rights Agreement, the management stockholders will have, so-called “piggy-back” rights, which are rights to request that their shares be included in registrations initiated by the Company or by any Private Equity Investors. Following an initial public offering of the Company’s stock, sales or other transfers of the Company’s stock by parties to the Registration Rights Agreement will be subject to pre-approval, with certain limited exceptions, by a Coordination Committee that will consist of representatives from each of the Private Equity Investor groups. In addition, the Coordination Committee shall have the right to request that the Company effect a “shelf” registration.

Transactions with Mrs. Jensen and Affiliates of Mrs. Jensen

Special Investment Risks, Ltd.

Special Investment Risks, Ltd. (“SIR”) (formerly United Group Association, Inc. (“UGA”)) is owned by the estate of Ronald L. Jensen (the Company’s founder and former Chairman), of which Gladys J. Jensen (Mr. Jensen’s surviving spouse) serves as independent executor. Immediately prior to the Merger, Mrs. Jensen, individually and in her capacity as executor of the estate of Mr. Jensen, beneficially held approximately 17.04% of the outstanding shares of the Company.

From the Company’s inception through 1996, SIR sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR. In accordance with the terms of the asset sale to the Company, SIR retained the right to receive all commissions on policies written prior to January 1, 1997, including the policies previously issued by AEGON and coinsured by the Company and the policies previously issued directly by the Company. The commissions paid to SIR on the coinsured policies issued by AEGON are based on commission rates negotiated and agreed to by AEGON and SIR at the time the policies were issued prior to 1997, and the commission rates paid on policies issued directly by the Company are commensurate with the AEGON renewal commission rates. The Company expenses its proportionate share of commissions payable to SIR on co-insured policies issued by AEGON. During 2006 (covering the period from January 1, 2006 through April 5, 2006) , 2005 and 2004, SIR received insurance commissions of $29,000, $134,000 and $176,000, respectively, on the policies issued by

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AEGON prior to January 1, 1997 and coinsured by the Company. During 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004, SIR received commissions of $543,000, $2.5 million and $3.1 million, respectively, on policies issued prior to January 1, 1997 and issued directly by the Company.

In accordance with the terms of an amendment, dated July 22, 1998, to the terms of the sale of the UGA assets to the Company, SIR was granted the right to retain 10% of net renewal commissions (computed at the UGA — Association Field Services agency level) on any new business written by the UGA agency force after January 1, 1997. In an effort to simplify the calculation of the payments to be made to Mr. Jensen and to clarify with specificity the business subject to this override arrangement, effective October 1, 2003 the Company and SIR entered into an amendment to the asset sale agreement, the principal effect of which is to change the basis of the override calculation from a multiple of renewal commissions received by UGA — Association Field Services to a multiple of commissionable renewal premium received. Based on management’s projections of future business, the Company estimated that the absolute amount of future override commission to be paid to SIR pursuant to the amendment would not vary in any material respect from that expected to be paid in accordance with the prior arrangement. During the years ended December 31, 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004, the Company paid to SIR the amount of $1.2 million, $4.4 million and $3.9 million, respectively, pursuant to this arrangement.

On May 19, 2006, the Company and SIR entered into a Termination Agreement, pursuant to which SIR received an aggregate of $47.5 million. All payments owing to SIR under the asset sale agreement for policies written after January 1, 1997 were discharged in full, SIR released the Company and certain of its subsidiaries from all liability under the asset sale agreement, and the asset sale agreement was terminated. In addition, the Company and SIR agreed, respectively, to indemnify the other party for all losses, damages and other liabilities incurred in connection with the breach of any covenant, agreement, representation or warranty made by the respective party under the terms of the Termination Agreement. See Note C.

In 2006 (covering the period from January 1, 2006 through April 5, 2006) , 2005 and 2004, SIR paid to the Company $39,000, $91,000 and $66,000, respectively, to fund obligations of SIR owing to the Company’s agent stock accumulation plans. SIR incurred this obligation prior to the Company’s purchase of the UGA agency in 1997.

Richland State Bank

Richland State Bank (“RSB”) is a state-chartered bank in which Mrs. Jensen, as executor of the estate of Mr. Jensen, holds a 100% equity interest. RSB provides student loan origination services for the former College Fund Life Insurance Division of MEGA and Mid-West.

Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999 and as amended, RSB originated student loans and resold such loans to UICI Funding Corp. 2 (“Funding”) (a wholly owned subsidiary of the Company) at par (plus accrued interest). During 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004, RSB originated for the College Fund Life Division $1.6 million, $7.6 million, $11.6 million, respectively, aggregate principal amount plus accrued interest, respectively, of student loans.

On July 28, 2005, the Company’s Board of Directors approved the execution and delivery of a new Loan Origination and Purchase Agreement among the Company, UICI Funding Corp. 2, RSB and Richland Loan Processing Center, Inc. (a wholly owned subsidiary of RSB), pursuant to which RSB originates and funds, and Richland Loan Processing Center, Inc. provides underwriting, application review, approval and disbursement services, in connection with private student loans generated under the Company’s College Fund Life Division Program. For such services, RSB earns a fee in the amount of 150 basis points (1.5%) of the original principal amount of each disbursed student loan. The agreement further provides that UICI Funding Corp. 2 will continue to purchase (at par) the private loans funded and originated by Richland State Bank. During 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, RSB generated origination fees in the amount of $26,000 and $78,000, respectively, pursuant to the terms of this agreement.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004, RSB collected on behalf of, and paid to, UICI Funding Corp. 2 $150,000, $696,000 and $1.1 million, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans. During 2006, 2005 and 2004, RSB collected on behalf of and collectively paid to the College Fund Life Division $0, $59,000 and $289,000, respectively, representing origination fees paid by student borrowers in connection with the origination of student loans.

During 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004, UICI Funding Corp. 2 received from RSB interest income in the amount of $29,000, $16,000 and $2,000, respectively, generated on money market accounts maintained by the Company at, and on certificates of deposit issued by, RSB.

Specialized Association Services, Inc.

Specialized Association Services, Inc. (“SAS”) (which is controlled by the adult children of Mrs. Jensen) provides administrative and other services to the membership associations that make available to their members the Company’s health insurance products.

Effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into an agreement effective January 1, 2003 (the “January 2003 Agreement”), pursuant to which SAS purchased from BASE 105 a benefit provided to association members. In 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and 2004 SAS paid BASE 105 the amount of $174,000, $2.0 million and $3.1 million, respectively, in accordance with this arrangement. Effective January 1, 2006, the January 2003 Agreement was terminated, and BASE 105 commenced providing the benefit directly to the membership associations. The payment received by BASE 105 in 2006 was related to 2005 activities.

During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. The aggregate amount paid by SAS to MEGA for these benefit products was $822,000, $11.3 million and $12.5 million in 2006, 2005 and 2004, respectively. Effective January 1, 2006, this arrangement with SAS was terminated, and MEGA commenced providing the ancillary benefit products directly to the membership associations. The payment received by MEGA in 2006 was related to 2005 activities.

SAS reimburses MEGA for certain billing and collection services that MEGA provides to membership associations members in accordance with an agreement entered into effective January 1, 1998. The aggregate amount paid by SAS to MEGA for this reimbursement of services was $0, $211,000 and $274,000 in 2006, 2005 and 2004, respectively. Effective July 1, 2005, this arrangement with SAS was terminated. In addition, during 2006, 2005 and 2004, SAS paid UICI Marketing $0, $55,000, and $95,000, respectively, for various printing and video services. The Company also received from SAS $2,000, $4,000 and $4,000 during 2006, 2005 and 2004, respectively, for reimbursement of expenses.

During 2004, the Company paid to SAS $8,000 for various services and reimbursement of expenses. In 2005 and 2004, the Company also paid $58,000 and $248,000, respectively, to Small Business Ink (a division of Specialized Association Services) for printing services. Small Business Ink was closed down in April 2005.

Transactions with Certain Members of Management

Transactions with National Motor Club

William J. Gedwed (a director and the Chief Executive Officer of the Company) holds a 5.3% equity interest in NMC Holdings, Inc. (“NMC”), the ultimate parent company of National Motor Club of America (“NMCA”).

Effective January 1, 2003, MEGA and NMCA entered into an administrative services agreement for a term ending on December 31, 2004, pursuant to which MEGA agreed to issue life, accident and health insurance polices

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to MEGA certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. In 2004, NMCA paid to MEGA the amount of $2.1 million in accordance with the terms of the administrative services agreement. Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement for a term ending on December 31, 2007 on terms similar to those contained in the agreement that terminated on December 31, 2004. During 2006 and 2005, NMCA paid to MEGA the amount of $1.1 million and $957,000, respectively, pursuant to the terms of this agreement.

During 2006, 2005 and 2004, NMCA paid the Company $270,000, $209,000 and $202,000, respectively, for printing and various other services. During 2006, 2005 and 2004, subsidiaries of NMCA paid the Company an aggregate of $46,000, $135,000, and $123,000, respectively, for printing and other services.

Employment and Consulting Agreements

Under the terms of separate employment agreements with the Company (the principal terms of which were requested by and negotiated with The Blackstone Group after the key terms of the Merger were agreed upon), each of William J. Gedwed (President and Chief Executive Officer), Mark D. Hauptman (Vice President, former Chief Accounting Officer and former Chief Financial Officer), Troy A. McQuagge (President, Agency Marketing Group), Phillip J. Myhra (Executive Vice President, Insurance Operations and Risk Management), and James N. Plato (President, Life Insurance Division (collectively, the “Continuing Executives”) continue to serve in each of their respective positions (other than Mr. Hauptman, who now serves as Executive Vice President of the Company’s Agency Marketing Group) and receive an annual base salary in an amount not less than their respective base salary immediately before the Merger. The Continuing Executives are also eligible for an annual target bonus ranging from a minimum of 75% of annual base salary to a maximum of 200% of annual base salary. Each of the Continuing Executives is also entitled to new equity award grants and participation in employee benefit plans and has agreed to retain all or a portion of their respective HealthMarkets equity and equity-based awards. The employment agreements have an initial employment term of two or three years from the Merger that automatically renew annually upon the expiration of the initial employment term, unless either party gives notice.

In addition, under the terms of their employment agreements, the Continuing Executives are entitled to severance payments in the event of their termination in certain specified circumstances. The Continuing Executives would be entitled to receive severance equal to two times the executive’s base salary plus target bonus payable in monthly installments, continuation of welfare benefits for two years, as well as a pro-rata bonus, based on the executive’s target bonus, if such termination occurs after the last day of the first quarter of the applicable fiscal year. The Continuing Executives are entitled to full change-of-control parachute excise tax gross up protection on all payments and benefits due to the executive, including such payments and benefits due to the executive in connection with the Merger; provided, however, that following a change of control of HealthMarkets (other than in connection with the Merger), the surviving corporation will be entitled to reduce the executive’s payments (but not by more than 10%) if the reduction would allow the avoidance of the imposition of any excise tax associated with the change of control. In addition, each of the Continuing Executives has agreed to two-year post-termination non-competition and non-solicitation covenants.

In connection with the Merger, Timothy L. Cook (former President of the Company’s Star HRG Division) and William J. Truxal (former President of MEGA’s Student Insurance Division) also executed employment agreements with the Company. Mr. Cook’s agreement terminated effective July 11, 2006, upon the sale of substantially all of the assets comprising the Company’s Star HRG operations, and Mr. Truxal’s agreement terminated effective December 1, 2006, upon the sale of substantially all of the assets comprising MEGA’s Student Insurance Division.

On May 24, 2006, the Company entered into an agreement with Glenn W. Reed, the former Executive Vice President and General Counsel of the Company. The agreement provides, among other things, that Mr. Reed’s employment with the Company would extend from the date of the agreement through the later of June 30, 2006 or such date to which the Company and Mr. Reed shall mutually agree (the “termination date”), during which term

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mr. Reed would continue to receive his annualized base salary. The termination date was subsequently established by Mr. Reed and the Company as August 31, 2006. Following termination of the employment term, the Company has agreed to pay to Mr. Reed termination payments in the aggregate amount of $1.6 million, which will be paid in 24 monthly installments. The Company recorded an expense for the entire $1.6 million in 2006. Mr. Reed is also entitled to receive, at the Company’s expense, the Company-paid portion of the premium for continued participation in the Company’s medical, prescription drug, vision, dental and life insurance coverage for the two-year period commencing on the termination date. Upon the termination date, Mr. Reed resigned from all offices, committees and/or directorships that he then held with the Company, its subsidiaries and their respective affiliates. The agreement also provides for full change of control parachute excise tax gross-up protection on all payments and benefits due to Mr. Reed. In addition, he is subject to two-year post-termination non-competition and non-solicitation restrictions.

Success Bonus Award Plan

On September 14, 2005, the Company’s board of directors adopted a Success Bonus Award Plan as an employee incentive and retention program to help retain and provide an incentive to employees (including executive officers) who were expected to be key to a successful completion of the Merger. Under the terms of the Success Bonus Award Plan, a participant was entitled to receive his or her award if the participant continued to be employed by the Company or any of the Company’s subsidiaries through the date of completion of any transaction resulting in a change of control of the Company (including the Merger). If a participant ceased to be employed before that date, he or she would not be entitled to an award, unless the Executive Compensation Committee determined otherwise. If the Merger (or another transaction that would qualify as a change of control under the plan) was not completed before June 30, 2006, participants would not have been entitled to receive awards under the plan.

The total pool available for award to participants under the plan was $20.3 million. In accordance with the terms of the plan, on November 1, 2005 the Committee designated participants in the plan and awarded success bonuses to be paid to such participants at the times and in the manner as prescribed by the plan. The Continuing Executives (i.e., Messrs. Gedwed, Hauptman, McQuagge, Myhra and Plato) collectively were eligible to receive 61% of the bonus pool, or approximately $12.4 million. Designated participants under the plan included William J. Gedwed, Glenn W. Reed, Phillip J. Myhra, Troy A. McQuagge and William J. Truxal, who were allocated success bonuses in the amounts of $2.0 million, $2.5 million, $3.4 million, $3.4 million and $1.1 million, respectively. The remaining portion of the pool ($7.9 million) was allocated among seven additional designated participants. The success bonuses were paid in full to participants on April 7, 2006.

Loan to Management

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

Other Transactions

On April 1, 2002, the Company, through a subsidiary, entered into a Loan Servicing Agreement (as amended, the “Servicing Agreement”) with Affiliated Computer Services (formerly known as AFSA Data Corporation) (“ACS”), pursuant to which ACS provides computerized origination, billing, record keeping, accounting, reporting and loan management services with respect to a portion of the Company’s CFLD-I student loan portfolio. Mr. Dennis McCuistion, who was a director of the Company effective May 19, 2004 through April 5, 2006, is also a director of ACS. During 2006 (covering the period from January 1, 2006 through April 5, 2006), 2005 and

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 (for the period from May 19, 2004 through December 31, 2004), the Company paid ACS $281,000, $725,000 and $397,000, respectively, pursuant to the terms of the Servicing Agreement.

During 2004, the Company paid investment advisory fees in the amount of $268,000 to The Chicago Trust Company. Mr. Stuart D. Bilton (a director of the Company until May 19, 2004) formerly served as Vice Chairman of ABN AMRO Asset Management Holdings, Inc., which in 2001 acquired The Chicago Trust Company.

In accordance with the terms of a Consulting Agreement, dated September 14, 1999, as amended, the Company formerly retained Emerald Capital Group, Ltd. (for which Mr. Patrick J. McLaughlin, who resigned as a director of the Company effective January 27, 2004, serves as a managing director and owner) to provide investment banking and insurance advisory services for an annual fee of $400,000 plus expenses. During 2004 (covering the period from January 1, 2004 through January 27, 2004), the Company paid an aggregate of $103,000 in fees and expenses to Emerald Capital Group, Ltd. for such services. Effective December 31, 2004, the Company terminated its agreement with Emerald Capital Group, Ltd. with respect to the provision of investment banking and insurance advisory services.

In June 2000, Mr. Richard Mockler (a director of the Company until April 5, 2006) purchased 2,000 shares of common stock of the Company in exchange for cash in the amount of $6,000 and a promissory note in the amount of $8,000. At December 31, 2004, the amount outstanding on Mr. Mockler’s note was $8,000. This note was repaid in full on February 1, 2005.

Effective June 19, 2006, the Company entered into separate agreements with each of R.H. Mick Thompson, Dennis McCuistion and Richard Mockler (directors of the Company until April 5, 2006), in accordance with which the former directors agreed to provide certain advisory services and assistance to the Company and its subsidiaries with respect to insurance regulatory, governmental affairs, accounting, media and public relations matters for a one year term commencing on July 1, 2006 and ending on June 30, 2007. For such services, the Company agreed to pay to each former director a consulting fee in the amount of $300,000, which fee is payable in equal quarterly installments in the amount of $75,000. The Company recorded an aggregate expense in 2006 of $900,000 related to these agreements. The Company also agreed to reimburse each former director for reasonable out-of-pocket business travel expenses and other reasonable out-of-pocket expenses related to the services to be provided under the agreements, and the Company agreed to indemnify each of the former directors for certain claims and expenses incurred in connection with the engagement.

Note P — Commitments and Contingencies

The Company is a party to the following material legal proceedings:

Academic Management Services Corp. — Related Litigation

As previously disclosed, in May and June 2004, HealthMarkets and certain officers and current and former directors of HealthMarkets were named as defendants in four separate class action suits arising out of HealthMarkets’ announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly-owned subsidiary of HealthMarkets until its disposition in November 2003. On October 18, 2004, the four separate cases were consolidated as a single action, In re HealthMarkets Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division. On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased HealthMarkets common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended Consolidated Complaint alleging among other things that HealthMarkets, AMS, the Company’s former chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On July 11, 2005, defendants filed a motion to dismiss the consolidated complaint. The Court denied the

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motion to dismiss the complaint on September 29, 2006. On January 10, 2007, the parties participated in a mediation of this matter, but a resolution was not reached.

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

Class Action “Opt Out” Litigation

As previously disclosed, during 2004, the Company effected a settlement of nationwide class action litigation (Eugene A. Golebiowski, individually and on behalf of others similarly situated, v. MEGA, UICI, the National Association for the Self-Employed et al., initially filed in the United States District Court for the Northern District of Mississippi, Eastern Division; and Lacy v. The MEGA Life and Health Insurance Company et al., initially filed in the Superior Court of California, County of Alameda, Case No. RG03-092881, which cases were subsequently transferred to the United States District Court for the Northern District of Texas, Dallas Division (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578)). As part of the nationwide class action settlement process, on August 2, 2004 formal notice of the settlement terms was sent to 1,162,845 prospective class members, of which approximately 2,400 prospective class members (representing less than 0.2% of the class) elected to “opt out” of the settlement. By electing to opt out of the settlement, potential class members (a) elected not to receive the class relief to which class members are otherwise entitled under the terms of the settlement and (b) retained the right to assert claims otherwise released by the class members.

The Company and MEGA have been named as a party defendant in 15 lawsuits brought by plaintiffs represented by a single counsel who have purportedly opted out of the class action settlement. Generally, plaintiffs in the cases have asserted several causes of action, including breach of contract, breach of fiduciary and trust duties, fraudulent suppression, civil conspiracy, unjust enrichment, fraud, negligence, breach of implied contract to procure insurance, negligence per se, wantonness, conversion, bad faith refusal to pay, and bad faith refusal to investigate. At a mediation held on May 31, 2006, HealthMarkets, MEGA and Mid-West agreed, without admitting or denying liability, to finally and fully resolve all of these suits on terms (individually and in the aggregate) that did not have a material adverse effect upon the consolidated financial condition or results of operations of HealthMarkets. The settlement also includes a full release of possible claims against HealthMarkets, MEGA, Mid-West and affiliates on behalf of approximately 160 potential opt out claimants who had not yet filed suit. The parties have executed definitive settlement documentation and the settlement proceeds were tendered to the settlement escrow agent on December 21, 2006. Final resolution of these cases is subject to entry of individual dismissal orders in each case. The settlement of these cases will not affect other ongoing lawsuits that, as discussed below under the captions “California Litigation” and “Other Association Group Litigation,” challenge (among other things) the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Litigation

As previously disclosed, on September 26, 2003, the Company and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code §17200, and negligent and intentional misrepresentation. Cross-plaintiffs sought injunctive relief and monetary damages in an unspecified amount. On April 14, 2006, the Court issued an order for summary judgment in favor of HealthMarkets, MEGA, the NASE and the agent, effectively disposing of all remaining causes of action against the defendants. On August 28, 2006, the Court entered a final judgment in favor of all named defendants. On October 27, 2006, plaintiffs filed a notice of appeal and the Court has yet to rule thereon.

As previously disclosed, the Company and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On March 1, 2004, the Company and Mid-West removed the matter to the United States District Court for the Central District of California, Western Division. On May 11, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). On February 20, 2007, the parties participated in a status conference in this case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578 during which the Court directed the parties to confer regarding the briefing schedule for pretrial motions. The parties are engaged in ongoing settlement discussions but there can be no assurance that a settlement will be reached.

As previously disclosed, the Company and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) in the Superior Court of the State of California, County of Monterey, Case No. M68493. Plaintiff has alleged that the undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud, and negligent misrepresentation. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. The Springer matter was removed to the United States District Court for the Northern District of California, San Jose Division, on May 12, 2004. HealthMarkets and MEGA have filed a motion to dismiss that is pending before the Court. On July 1, 2004, the Judicial Panel on Multidistrict Litigation issued an order transferring the Springer matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). On February 20, 2007, the parties participated in a status conference in this case and all other cases pending before the Court in In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578 during which the Court directed the parties to confer regarding the briefing schedule for pretrial motions. On March 2, 2007 MEGA proposed a briefing and discovery schedule, but a scheduling order has not been entered.

HealthMarkets and MEGA were named as defendants in an action filed on October 5, 2005 (Charles H. Gardner v. MEGA, HealthMarkets, et al) pending in the Superior Court of Los Angeles County, California (the “California Court”), Case No. BC340625. The plaintiff has asserted violations of the California Consumers Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, negligence and unfair competition. The plaintiff seeks monetary damages in an unspecified amount and injunctive relief. On October 6, 2006, HealthMarkets, MEGA and HealthMarkets Lead Marketing Group, Inc., filed a motion in the United States District Court for the Northern District of Texas, Dallas Division (the “Texas Court”), to enjoin plaintiff from pursuing claims in this action that were the subject of a previous class action settlement. As part of the previous settlement, the Texas Court barred and permanently enjoined class members

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from reasserting, in another proceeding, claims that were the subject of the settlement. On January 4, 2007, the Texas Court granted the defendants’ motion and enjoined plaintiff from pursuing claims that were the subject of the previous settlement. On January 16, 2007, the California Court granted MEGA’s motion to dismiss these previously-asserted claims. On January 25, 2007, plaintiff appealed the ruling of the Texas Court enjoining plaintiff from pursuing claims that were the subject of the previous settlement. A ruling on the appeal is pending. On March 6, 2007, HealthMarkets and MEGA filed with the California Court a motion to dismiss the balance of plaintiff’s claims, which motion was granted on March 27, 2007.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies, California Civil Code Section 1750, et seq. Plaintiffs seek injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. MEGA has filed a motion to dismiss these claims and HealthMarkets has filed a motion to quash. Rulings on MEGA’s and HealthMarkets’ motions are pending.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On September 8, 2006, HealthMarkets and MEGA filed a motion in the United States District Court for the Northern District of Texas, Dallas Division, to enjoin plaintiff from pursuing claims in this action that were the subject of a previous class action settlement. As part of the previous settlement, the Court barred and permanently enjoined class members from reasserting, in another proceeding, claims that were the subject of the settlement. A ruling on HealthMarkets’ and MEGA’s motion is pending.

California Petition for Coordination

On August 7, 2006, the plaintiffs in several California state court actions pending against HealthMarkets and/or MEGA, including the Henderson, Springer, Gardner, Hopkins and Closson matters, sought to coordinate these cases before the Complex Litigation Panel in Los Angeles County, California. Plaintiffs allege that these cases arose out of common questions of fact and law and that the matters should be coordinated because the actions are complex. HealthMarkets and MEGA opposed this motion and on January 31, 2007, the Court denied the application for coordination, holding that the cases did not satisfy the complexity and other requirements of California law applicable to coordination.

Other Association Group Litigation

As previously disclosed, the Company and MEGA were named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy, breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code, and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. Discovery is

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ongoing in this matter. The parties are developing a case scheduling order with an anticipated trial date in October 2007. On August 4, 2006, HealthMarkets and MEGA filed a motion in the United States District Court for the Northern District of Texas, Dallas Division, to enjoin plaintiff from pursuing claims in this action that were the subject of a previous class action settlement. As part of the previous settlement, the Court barred and permanently enjoined class members from reasserting, in another proceeding, claims that were the subject of the settlement. A ruling on HealthMarkets’ and MEGA’s motion is pending.

The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Commonwealth of Massachusetts Litigation

On October 23, 2006, MEGA was named as a defendant in an action filed by the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. The Complaint was served on MEGA on or around January 19, 2007. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. Investigation of this matter by the Massachusetts Attorney General is ongoing. By agreement of the parties, the suit has been stayed through May 7, 2007 while the Attorney General continues its investigation. The Company currently believes that the resolution of this proceeding will not have a material adverse effect on the Company’s financial condition or results of operation.

Other Litigation Matters

The Company and its subsidiaries are parties to various other pending and threatened legal proceedings, claims, demands, disputes and other matters arising in the ordinary course of business, including some asserting significant liabilities arising from claims, demands, disputes and other matters with respect to insurance policies, relationships with agents, relationships with former or current employees, and other matters. From time to time, some such matters, where appropriate, may be the subject of internal investigation by management, the Board of Directors, or a committee of the Board of Directors. The Company believes that the liability, if any, resulting from the disposition of such proceedings, claims, demands, disputes or matters would not be material to the Company’s financial condition or results of operations.

Regulatory Matters

In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries. We believe that approximately 34 states have elected to participate in the examination, which commenced in May 2005 and is ongoing. The examiners have completed the onsite phases of the examination. An exit interview was held on July 17, 2006, in which representatives of the lead states and the Company participated. The Company expects to receive a draft of the examination report in the near future and will respond to the draft report in a timely manner.

While we do not currently believe that the multi-state market conduct examination will have a material adverse effect upon our consolidated financial position or results of operations, state insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such examinations.

On December 6, 2006, MEGA, Mid-West and Chesapeake, entered into a settlement agreement with the Massachusetts Division of Insurance (MA DOI) upon the conclusion of a market conduct examination by the MA

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DOI. The examination consisted of a review of the operations of MEGA, Mid-West and Chesapeake for small group health insurance issued to Massachusetts certificate holders for the period January 1, 2002 to December 31, 2004. The settlement agreement provides, among other things, for changes in certain Company operations and procedures, including those related to claims handling, complaints and grievances, marketing and sales and underwriting. In addition, MEGA, Mid-West and Chesapeake agreed to conduct a claims reassessment process, pursuant to which the companies are contacting certain Massachusetts claimants and offering to reassess certain denied claims based on specific codes identified by the MA DOI. The reassessment covers claims for the period January 1, 2002 through December 31, 2004, as well as claims on certificates issued through April 30, 2005 or renewed through July 31, 2005 to the date of their first renewal or lapse. In entering the settlement, the Company did not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law. The MA DOI will not impose fines or take other action against the Company unless the Company fails to complete the required actions set forth in the settlement agreement or unless additional material information related to the required actions becomes available to the MA DOI. The Company believes that the terms of the settlement will not have a material adverse effect upon the financial condition or result of operations of the Company.

The Company’s insurance subsidiaries are subject to various other pending market conduct examinations arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such market conduct examinations. The Company believes that the liability, if any, resulting from such examinations would not be material to the Company’s financial condition or results of operations.

By letter dated March 11, 2005, the Boston Office of the U.S. Department of Labor informed the Company that certain policy forms in use by Mid-West in Massachusetts may not be compliant with provisions of ERISA and certain other federal laws applicable to health insurers in the group market. On November 7, 2005, the Boston Office of the U.S. Department of Labor informed the Company that it had concluded a review of insurance contracts marketed by the Company’s insurance subsidiaries in the New England region and identified certain alleged violations of ERISA. The Company disputes many of the allegations raised by the Department of Labor, primarily on the basis that most of the policy forms under review are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. The Company has presented a plan to the Department of Labor to resolve these matters. The plan would involve, among other things, identifying the nationwide population of insurance contracts marketed to ERISA groups and amending or otherwise adjusting these contracts to bring them into compliance with ERISA and implementing a training program designed to educate its customer service representatives and independent agents about the application of ERISA to certain business. The Department of Labor has not yet approved the Company’s proposed plan and its review is ongoing. By letter dated January 6, 2006, the Dallas Office of the U.S. Department of Labor requested information in connection with a review of the Company’s policy forms, but since that date the Dallas Office of the U.S. Department of Labor has not pursued such request in recognition of the parallel investigation being conducted by the Boston Office of the U.S. Department of Labor. The Company currently does not believe that these matters, or the terms of the proposed plan presented to the Department of Labor, will have a material adverse effect on the Company’s financial condition or results of operations.

Other Commitments and Contingencies

The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments at December 31, 2006 were $5.1 million in 2007, $3.2 million in 2008, $2.5 million in 2009, $1.5 million in 2010, $6,000 in 2011 and $-0- thereafter. Rent expense was $8.5 million, $9.2 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Through its former College Fund Life Division life insurance operations, the Company has committed to assist in funding the higher education of its insureds with student loans. As of December 31, 2006, the Company, through

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its College Fund Life Insurance Division, had outstanding commitments to fund student loans for the years 2007 through 2026. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2006, $7.2 million of cash, cash equivalents and other qualified investments held by the SPE were available to fund the purchase from the Company of additional student loans generated under the Company’s College First Alternative Loan program. The indenture governing the terms of the SPE Notes provides, however, that the proceeds of such SPE Notes may be used to fund the student loan commitments only until February 1, 2007, after which monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans must be used to redeem the SPE Notes. After February 1, 2007, the Company will fund loans with cash on hand at HealthMarkets LLC. See Note J.

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

The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2007	$35,903	$3,364
2008	30,427	2,913
2009	27,302	2,518
2010	28,758	2,246
2011	32,144	1,981
2012 and thereafter	115,276	3,826

Total	$269,810	$16,848

Interest rates on the above commitments are principally variable (prime plus 2%).

At each of December 31, 2006 and 2005, the Company had $9.6 million and $5.2 million, respectively, of letters of credit outstanding relating to its insurance operations.

Note Q — Agent Stock Accumulation Plans

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America.

The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The “matching credits” vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets Class A-2 common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credited to eligible participants’ Agent Plan accounts. Share requirements of the Agent Plans may be met from either unissued or treasury shares.

The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, prevailing “fair market value” (as determined by the Company’s Board of Directors since the Merger) of the Company’s Class A-2 common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. At December 31, 2006 and 2005, the Company’s liability for future unvested benefits payable under the Agent Plans was $46.9 million and $36.8 million, respectively, which has been recorded in “Other liabilities” on the Company’s consolidated balance sheet.

The portion of compensation expense associated with the Agent Plans reflected in the results of the Self-Employed Agency (“SEA”) Division is based on the prevailing valuation of Class A-2 common shares (as determined by the Board of Directors of the Company since the Merger or, prior to the Merger, by reference to the fair value of the Company’s common shares) on or about the time the unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair market value of Class A-2 common shares on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment.

Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

SEA Division stock-based compensation expense(1)	$11,188	$9,397	$21,206
Other Key Factors variable non-cash stock-based compensation expense(2)	16,603	7,214	14,307

Total Agent Plan compensation expense	27,791	16,611	35,513
Related tax benefit	9,727	5,814	12,430

Net amount included in financial results	$18,064	$10,797	$23,083

(1)	Represents the cost of Class A-2 common shares (determined by reference to the prevailing fair value of Class A-2 common shares as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of HealthMarkets common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Statement of Operations.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agent Plan. This amount is reflected in the caption “Variable stock compensation expense” on the Company’s Consolidated Statement of Operations.

At December 31, 2006, the Company had recorded 1,373,456 unvested matching credits associated with the Agent Plans, of which 423,145 vested in January 2007.

Company-match transactions are not reflected in the Consolidated Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

Effective on April 5, 2006, upon closing of the Merger, the Agent Plans were amended and restated to afford participants the opportunity to purchase, with after-tax dollars, shares of the Company’s Class A-2 common stock, which purchases are “matched” with book credits in the form of equivalent Class A-2 common shares. Effective upon the closing of the Merger, each share of HealthMarkets common stock then owned by a participant under the Agent Plans was converted into the right to receive one share of the Company’s Class A-2 common stock, and each matching credit then posted to a participant’s account under the Agent Plans then represented an equivalent book credit representing one share of the Company’s Class A-2 common stock.

The accounting treatment of the Company’s Agent Plans has resulted, and will continue to result, in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value (as determined by the Board of Directors of the Company since the Merger) of HealthMarkets Class A-2 common stock. These fluctuations in stock-based compensation charges may result in material fluctuations in the Company’s results of operations. In periods of general decline in the fair value of HealthMarkets Class A-2 common stock, if any, the Company will recognize less stock-based compensation expense than in periods of general appreciation in the fair value of HealthMarkets Class A-2 common stock. In addition, in circumstances where increases in the fair value of HealthMarkets Class A-2 common stock are followed by declines in the fair value of HealthMarkets Class A-2 common stock, negative stock-based compensation expense may result as the Company adjusts the cumulative liability for unvested stock-based compensation expense.

Note R — Employee 401(k) and Stock Plans

HealthMarkets 401(k) and Savings Plan

The Company maintains for the benefit of its and its subsidiaries’ employees the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”). The Employee Plan enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations), to receive from HealthMarkets and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by HealthMarkets and its subsidiaries. The participants direct the investment of such pre-tax, matching and supplemental contributions among several investment options. Contributions by HealthMarkets and its subsidiaries to the Employee Plan currently vest in prescribed increments over a six year period.

Prior to the Merger, the Employee Plan, through its 401(k) feature, enabled eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations) and to direct the investment of such contributions among several investment options, including HealthMarkets common stock. A second feature of the pre-merger Employee Plan constituted an employee stock ownership plan (the “ESOP”), contributions to which were invested primarily in shares of HealthMarkets common stock. The ESOP feature allowed participants to receive from HealthMarkets and its subsidiaries discretionary matching contributions and to share in certain supplemental contributions made by HealthMarkets and its subsidiaries. Contributions by HealthMarkets and its subsidiaries to the Employee Plan under the ESOP feature vested in prescribed increments over a six year period. The ESOP shares were considered outstanding for purposes of the computation of earnings per share.

In 2006, 2005 and 2004, the Company made supplemental contributions to the Employee Plan in accordance with its terms in the amount of $3.9 million, $4.0 million and $3.5 million, respectively. In 2006, 2005 and 2004, the

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company made matching contributions to the Employee Plan in accordance with its terms in the amount of $2.6 million, $2.7 million and $2.2 million, respectively.

Employee Stock Plans

The Company adopted FASB Statement 123 (revised 2004), Shared-Based Payment (“Statement 123R”), on January 1, 2006 using the modified prospective transition method. Among other things, Statement 123R requires expensing the fair value of stock options, a previously optional accounting method that the Company voluntarily adopted in 2003. For the year ended December 31, 2006, the impact of the transition to Statement 123R to the Company’s income from continuing operations, net of income taxes, was a reduction in net earnings of $27,000 to expense the unvested portion of options granted prior to 2003.

At December 31, 2006, the Company had various share-based plans for employees and directors, which plans are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Amounts included in reported financial results:
Total cost of Stock Option Plans(1)	$3,734	$1,006	$143
Total cost of Restricted Stock Plan(2)	84	130	347
Total cost of Other Stock-Based Plans(3)	6,496	5,203	6,443

Amount charged against income, before tax	10,314	6,339	6,933
Related tax benefit	3,610	2,219	1,376

Net expense included in financial results	$6,704	$4,120	$5,557

(1)	In 2006 includes $2.3 million as a result of the acceleration of vesting related to the Merger.

(2)	In 2006 includes $65,000 as a result of the acceleration of vesting related to the Merger.

(3)	In 2006 includes $1.0 million as a result of the acceleration of vesting related to the Merger.

The Company classified $1.4 million, $1.9 million and $2.0 million of tax benefits from share-based compensation as cash from financing activities in 2006, 2005 and 2004, respectively.

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

In connection with the Merger, each outstanding option to purchase shares of HealthMarkets common stock formerly granted under the 1987 Plan became fully vested. Options to purchase 249,251 shares under the 1987 Plan were cancelled and converted into the right to receive a payment (subject to any applicable withholding taxes) equal to the difference between $37.00 and the exercise price for the option. The Company paid $4.4 million in connection with the conversion of such options. Options to purchase 359,582 shares held by certain executive officers were converted into 121,528 options to acquire shares of Class A-1 common stock at an exercise prices of $9.25 and options to purchase 448 shares were converted into 448 options to acquire shares of Class A-1 common stock at an exercise prices of $9.00. No additional expense was recognized because of these modifications.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HealthMarkets 2006 Management Stock Option Plan

On May 8, 2006, the Board of Directors of HealthMarkets adopted the HealthMarkets 2006 Management Stock Option Plan (the “2006 Plan”), in accordance with which options to purchase up to an aggregate of 1,489,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company or any subsidiary. Share requirements may be met from either unissued or treasury shares.

During 2006, non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan to 78 employees (the “Employee Options”) and 4 non-employee directors (“the Director Options”). One-third of the Employee Options vest in 20% increments over five years with an exercise price equal to the fair market value per share at the date of grant (the “Time-Based Options”). One-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years, provided that the Company shall have achieved certain specified performance targets, with an exercise price equal to the fair market value on the date of grant (the “Performance-Based Options”). Any Performance-Based Options as to which an optionee does not earn the right to exercise in any year shall expire and terminate. The remaining one-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years with an initial exercise price equal to the fair market value at the date of grant. The exercise price increases 10% each year beginning on the second anniversary of the grant date and ending on the fifth anniversary of the grant date (the “Tranche C Options”). Director Options vest in 20% increments over five years. Director Options, Time Based Options, Performance-Based Options and Tranche C Options expire ten years following the grant date and become immediately exercisable upon the occurrence of a “Change in Control” (as defined) if the optionee remains in the continuous employ of the Company or any subsidiary until the date of the consummation of such Change in Control.

On August 30, 2006, company-wide performance goals were established and the Company began recognizing expense for the first vesting tranche of the Performance-Based Options granted in 2006. At December 31, 2006, performance goals for the remaining four vesting tranches of the Performance-Based Options had not been established. Accounting rules require that the Company and the employee have a mutual understanding of the key terms and conditions of an award before the award is considered granted. Because performance goals have not been established on certain Performance-Based options, the fair value of the grant cannot be determined and no compensation expense has been recorded for these options.

In June 2006, the Company cancelled and replaced 542,000 non-qualified options that were originally issued in May 2006 to 10 employees in order to meet the performance-based exceptions of otherwise non-deductible executive compensation in excess of $1.0 million. Of the 542,000 options that were cancelled and reissued, 180,668 were Performance-Based Options for which no performance criteria have been, or were previously, established. These 180,668 Performance-Based Options are not considered granted for accounting purposes. The replacement options were granted at an exercise price of $37.00 per share, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant. The replacement options expire 10 years following the grant date. All other terms of the replacement options were equivalent to the terms of the options originally granted in May 2006. In connection with the cancellation and replacement of the options, the Company will recognize incremental compensation expense in the amount of $12,000 over the expected life of the replacement options.

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding for Accounting					Performance-Based Options				Combined
	(Excludes Options with no Performance Criteria)					No Performance Goals Established(a)				Total
		Average					Average
		Option	Aggregate				Option	Aggregate
		Price per	Intrinsic	Remaining			Price per	Intrinsic	Remaining
	Number of	Share	Value ($)	Contractual		Number of	Share	Value ($)	Contractual	Number of
	Shares	($)	in (000’s)	Term		Shares	($)	in (000’s)	Term	Shares

Outstanding options at January 1, 2006	624,481	23.86				—				624,481
Granted(b)	1,383,909	35.06			(d)(e)	451,271	37.32			1,835,180
Expired	—	—								—
Cancelled(c)	(978,964)	29.05			(e)	(183,269)	37.00			(1,162,233)
Exercised	(38,313)	8.80				—				(38,313)

Outstanding options at December 31, 2006	991,113	34.96	14,909	8.8		268,002	37.54	3,339	9.6	1,259,115

Options exercisable at December 31, 2006	97,863	9.25	3,988	2.4		—	—	—	—	97,863
Options expected to vest	713,040	37.77	8,721	8.8		213,381	37.54	2,659	9.6	926,421

(a)	Includes Performance-Based Options where no performance criteria have been established. Represents final four vesting tranches.

(b)	Includes 121,528 fully vested options that were issued upon modification of 359,582 previously issued stock options in connection with the Merger. Includes 87,574 Performance-Based Options for which performance goals were established on August 30, 2006.

(c)	Includes 249,251 vested options settled in connection with the Merger. Includes 359,582 options modified and converted into 121,528 options to purchase Class A-1 common stock in connection with the Merger. Includes 361,332 options cancelled and reissued in order to meet the performance-based exceptions of otherwise non-deductible compensation in excess of $1.0 million under Section 162(m) of the Internal Revenue Code. Also includes 8,799 options forfeited on termination of employment. Excludes 448 options that were converted to options to purchase Class A-1 common stock in connection with the Merger that had no modification to the terms.

(d)	Excludes 87,574 options where performance was not defined at grant but was established on August 30, 2006.

(e)	Includes 180,668 Performance-Based Options for which no performance was established when cancelled and reissued. See (c) above. Also includes 2,601 Performance-Based forfeited on termination for which no performance goals have been established.

Set forth below is a summary of the 2006 Plan stock options (including Performance-Based Options for which no performance goals have been established) outstanding and exercisable at December 31, 2006:

		Options Outstanding		Options Exercisable
			Weighted-		Weighted-
	Outstanding	Weighted-	Average	Exercisable	Average
	Options	Average	Exercise	Options	Exercise
	December 31,	Remaining	Price	December 31,	Price
Exercise Prices	2006	Contractual Life	($)	2006	($)

$9.25	97,863	2.4 years	9.25	97,863	9.25
$37.00	755,878	9.5 years	37.00
$38.37	367,443	9.7 years	38.37
$39.66	31,175	9.9 years	39.66
$74.00	6,756	9.5 years	74.00	—

	1,259,115			97,863

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures the fair value of the Time-Based Options, Performance-Based Options and Director Options at the date of grant using a Black-Scholes option pricing model. The Company measures fair value of the Tranche C options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2006, 2005, and 2004 was $11.27, $8.43 and $6.48 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004	2006
	Black-Scholes Values			Binomial values

Expected volatility	43.53%	50.70%	55.00%	40.34% — 45.07%
Expected dividend yield	5.08%	1.78%	0.09%	5.08%
Risk-free interest rate	4.99%	3.77%	2.66%	4.50% — 5.3%
Expected life in years	7.37	3.00	3.00	6.92 — 9.03
Weighted-average grant date fair value	$11.56	$8.43	$6.48	$10.88

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of options valued in 2005 and 2004 was estimated based on historical data. The expected life of the options, valued in 2006 with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. For 2006, expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. For 2005 and 2004, expected volatility was derived from the Company’s historical volatility data. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1.1 million, $4.4 million and $5.6 million, respectively. At December 31, 2006 there was $6.2 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 4.5 years.

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

In connection with the Merger (see Note B), all applicable forfeiture provisions of the 14,000 then-outstanding restricted shares lapsed, to the extent not already lapsed. The Board of Directors cancelled all restricted stock plans effective August 30, 2006 and shares can no longer be issued under the plans.

Other Stock-Based Compensation Plans

At December 31, 2006, the Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 275,799 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. In 2006, the Company distributed the dollar equivalent of 330,866 HealthMarkets’ shares. During 2006, 2005 and 2004, the Company paid $12.5 million, $2.0 million and $321,000, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense,

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2006 and 2005, the Company’s liability for future benefits payable under the programs was $4.5 million and $10.6 million, respectively.

Note S — Investment Annuity Segregated Accounts

At December 31, 2006 and 2005, the Company had deferred investment annuity policies that have segregated account assets and liabilities, in the amount of $234.3 million and $227.4 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

Note T — Segment Information

The Company’s business segments for financial reporting purposes include (i) the Insurance segment (which includes the businesses of the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division and Other Insurance); (ii) Other Key Factors (which includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments); and (iii) Disposed Operations (which includes the Company’s former Star HRG and former Student Insurance Division).

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

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from continuing operations and income from continuing operations before federal income taxes for each of the years ended December 31, 2006, 2005 and 2004 are set forth in the table below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Insurance:
Self-Employed Agency Division	$1,462,088	$1,525,968	$1,496,199
Life Insurance Division	87,782	83,037	67,613
Other Insurance(1)	35,337	34,799	14,388

Total Insurance	1,585,207	1,643,804	1,578,200

Other Key Factors(2)	246,847	41,104	34,719
Intersegment Eliminations	(910)	(706)	(598)

Total revenues excluding disposed operations	1,831,144	1,684,202	1,612,321

Disposed Operations:
Student Insurance Division	240,050	290,378	306,325
Star HRG	75,377	146,638	150,463

Total Disposed Operations	315,427	437,016	456,788

Total revenues	$2,146,571	$2,121,218	$2,069,109

Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$236,466	$310,466	$260,745
Life Insurance Division	5,264	7,053	4,690
Other Insurance(1)	5,488	4,658	1,415

Total Insurance	247,218	322,177	266,850

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	155,156	14,680	14,768
Merger transaction costs(3)	(48,019)	(9,057)	—
Variable stock-based compensation	(16,603)	(7,214)	(14,307)

Total Other Key Factors	90,534	(1,591)	461

Total operating income excluding disposed operations	337,752	320,586	267,311

Disposed Operations:
Student Insurance Division	12,238	(8,870)	(49,482)
Star HRG Division	2,308	1,434	3,320

Total Disposed Operations	14,546	(7,436)	(46,162)

Total income from continuing operations before federal income taxes	$352,298	$313,150	$221,149

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Reflects results of a subsidiary (ZON Re USA LLC) established in the third quarter of 2003 to underwrite, administer and issue accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.

(2)	The 2006 period includes the aggregate gain of $201.7 million on the sales of the Company’s former Student Insurance Division and Star HRG Division

(3)	Includes the incremental costs associated with the acquisition of the Company by a group of private equity investors.

Assets by operating segment at December 31, 2006 and 2005 are set forth in the table below:

	December 31,
	2006	2005
	(In thousands)

Assets:
Insurance:
Self-Employed Agency Division	$930,856	$842,273
Life Insurance Division	552,723	512,682
Other Insurance	20,419	24,064

Total Insurance	1,503,998	1,379,019
Other Key Factors	943,360	765,565

Total assets excluding
Disposed Operations	2,447,358	2,144,584

Disposed Operations(1):
Student Insurance Division	124,738	150,098
Star HRG Division	16,233	76,848

Total Disposed Operations	140,971	226,946

Total assets	$2,588,329	$2,371,530

(1)	The Star HRG assets of $16.2 million at December 31, 2006 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of CIGNA Corporation. The Student Insurance Division assets of $124.7 million at December 31, 2006 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group. See Note C.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except per share amounts)

Income available to common shareholders:
Income from continuing operations available to common shareholders	$216,568	$202,970	$145,881
Income from discontinued operations	21,170	531	15,677

Net income for basic earnings per share	237,738	203,501	161,558
Effect of dilutive securities:
6% Convertible Note interest(1)	—	—	176

Net income for diluted earnings per share	$237,738	$203,501	$161,734

Weighted average shares outstanding (thousands) — basic earnings per share	34,952	46,119	46,131
Effect of dilutive securities:
Employee stock options and other (see Note R)	770	1,019	1,379

Weighted average shares outstanding — dilutive
Earnings per share	35,722	47,138	47,510

Basic earnings per share:
Income from continuing operations	$6.19	$4.40	$3.16
Income from discontinued operations	0.61	0.01	0.34

Net income	$6.80	$4.41	$3.50

Diluted earnings per share:
Income from continuing operations	$6.07	$4.31	$3.07
Income from discontinued operations	0.59	0.01	0.33

Net income	$6.66	$4.32	$3.40

(1)	Applied to continuing operations

Note V — Discontinued Operations

In years prior to 2004, the Company closed and/or disposed of assets and operations not otherwise related to its core health and life insurance operations, including the operations of the Company’s former Academic Management Services Corp. (“AMS”) subsidiary (which was engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business and which HealthMarkets sold in November 2003) and the Company’s former Special Risk Division.

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of the Company’s reported results from discontinued operations for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income (loss) by business unit:
AMS	$21,079	$(461)	$9,872
Special Risk	91	992	5,805

Income from discontinued operations — net of tax	$21,170	$531	$15,677

Set forth below is a summary of the Company’s net liabilities from discontinued operations at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Net liabilities by business unit:
AMS	$1,485	$3,623
Special Risk	2,309	2,662

Net liabilities of discontinued operations	$3,794	$6,285

Academic Management Services Corp.

The Company’s reported results from discontinued operations for the years ended December 31, 2006 and 2005 reflected a partial release of the deferred gain recorded on the sale of AMS’ remaining uninsured student loan assets in the first quarter of 2004 and a decrease in the accrual in both 2005 and 2006, originally established in 2004 in connection with litigation arising out of the Company’s announcement that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS.

The federal income tax benefit with respect to discontinued operations for the year ended December 31, 2006 of $19.6 million exceeds the anticipated 35% tax expense of $537,000 due to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items of $20.1 million that are recoverable as a result of the sale of Star HRG at a gain. A significant portion of the released tax allowances and reserves was originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the sale of its former student finance subsidiary.

The federal income tax expense for the year ended December 31, 2005 for the AMS discontinued operations reflected an increase in the valuation allowance on deferred tax assets related to an increase in the capital loss carryover in excess of the amount previously estimated that is likely to expire before it can be utilized to offset future capital gains.

Results from discontinued operations for the full year 2004 reflected a pre-tax gain recorded in the first quarter of 2004 in the amount of $7.7 million generated from the sale of the remaining uninsured student loan assets formerly held by AMS (which the Company disposed of in November 2003), a tax benefit associated with the reduction of a tax accrual and the release of a portion of the valuation allowance on the capital loss carryover due to the realization of capital gains during 2004. These favorable factors were offset in part by the recording in the second quarter of 2004 of a loss accrual with respect to multiple lawsuits that were filed arising out of HealthMarkets’ announcement in July 2003 of a shortfall in the type and amount of collateral supporting

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securitized student loan financing facilities of the Company’s former AMS subsidiary. The sale of the uninsured student loans generated gross cash proceeds in the amount of approximately $25.0 million.

Set forth below is a summary of the operating results of AMS as reflected in the consolidated financial statements of the Company for each of the three most recent fiscal years:

	Year Ended December 31,
	2006	2005	2004(1)
	(In thousands)

Revenue:
Other income	$830	$1,417	$8,820

Total revenues	830	1,417	8,820
Expenses:
Other operating expenses	(705)	(201)	3,158

Total expenses	(705)	(201)	3,158

Income from operations before income taxes	1,535	1,618	5,662
Federal income tax expense (benefit)	(19,544)	2,079	(4,210)

Income (loss) from AMS discontinued operations	$21,079	$(461)	$9,872

(1)	Reflects sale of uninsured loan portfolio in March 2004 and recording of loss accrual related to litigation.

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

Special Risk results for the year ended December 31, 2006 reflected the minimal remaining residual activity. The Company will continue the wind-down of its former Special Risk Division.

Set forth below is a summary of the operating results of the Special Risk Division for each of the years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue:
Premiums	$17	$—	$(3,954)
Investment and other income	143	540	1,507

Total revenues	160	540	(2,447)
Expenses:
Benefits, claims and settlement expenses	56	(182)	(13,788)
Underwriting, acquisition and insurance expenses	(36)	(804)	2,410

Total expenses	20	(986)	(11,378)

Income from operations before income taxes	140	1,526	8,931
Federal income tax expense	49	534	3,126

Income from Special Risk discontinued operations	$91	$992	$5,805

HEALTHMARKETS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note W — Supplemental Financial Statement Data

Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Amortization of deferred policy acquisition costs	$172,112	$82,567	$73,532
Commissions	28,823	136,810	138,949
Administrative expenses	333,943	348,778	362,626
Premium taxes	43,760	49,646	49,333
Intangible asset amortization	2,525	3,731	1,321

	$581,163	$621,532	$625,761

Amortization of deferred policy acquisition costs and commissions for the 2006 year reflect the change in accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. See Note A.

Note X — Supplemental Non-cash Disclosure

Supplemental disclosure of non-cash operating activities:

During the 2006, 2005 and 2004, the Company issued shares to the Agent Plans with a value of $17.5 million, $21.2 million and $10.6 million, respectively.

Supplemental disclosure of non-cash investing activities:

On July 11, 2006, the Company received a promissory note in the amount of $150.8 million as consideration for its Star HRG Division assets. On August 16, 2006, the Company assigned the $150.8 million promissory note to Grapevine Finance LLC. See Note L.

On December 1, 2006, the Company received a promissory note in the principal amount of $94.8 million as consideration for the sale of the Student Insurance Division assets.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$491,209	$734,802
Investments in bonds, stocks and other	—	8,303
Cash and cash equivalents	48,578	151,423
Goodwill	—	16,352
Refundable income taxes	27,276	13,253
Deferred income tax	22,567	14,332
Other	1,056	2,958

	$590,686	$941,423

LIABILITIES
Accrued expenses and other liabilities	$16,533	$12,362
Agent plan liability	45,974	36,225
Long-term debt	—	15,470
Net liabilities of discontinued operations	3,794	6,285

	66,301	70,342

STOCKHOLDERS’ EQUITY
Common stock	300	476
Additional paid-in capital	12,529	212,331
Accumulated other comprehensive income	(12,552)	(7,823)
Retained earnings	527,978	697,243
Treasury stock	(3,870)	(31,146)

	524,385	871,081

	$590,686	$941,423

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income:
Dividends from continuing operations*	$372,428	$171,876	$30,690
Interest and other income (includes amounts received from related parties of $0, $0 and $7 in 2006, 2005 and 2004, respectively)	3,003	3,892	3,437

	375,431	175,768	34,127
Expenses:
General and administrative expenses (includes amounts paid to related parties of $19,339, $565 and $462 in 2006, 2005 and 2004, respectively)	98,998	32,806	17,017
Variable stock compensation expense	16,603	7,214	14,307
Interest expense	332	1,148	1,083

	115,933	41,168	32,407

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	259,498	134,600	1,720
Federal income tax benefit	42,075	12,087	13,551

Income before equity in undistributed earnings of subsidiaries	301,573	146,687	15,271
(Deficit) equity in undistributed earnings of continuing operations*	(85,005)	56,283	130,610

Income from continuing operations	216,568	202,970	145,881
Dividends from discontinued operations*	90	72	25,230
Equity in undistributed earnings (losses) from discontinued operations*	21,080	459	(9,553)

Income from discontinued operations	21,170	531	15,677

Net income	$237,738	$203,501	$161,558

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net Income	$237,738	$203,501	$161,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries of discontinued operations*	(21,080)	(459)	9,553
Deficit (equity) in undistributed earnings of continuing operations*	85,005	(56,283)	(130,610)
Gains on sale of investments	—	—	(2,169)
Change in other receivables	2,771	(880)	5,574
Variable stock compensation	16,603	7,214	14,307
Change in accrued expenses and other liabilities	14,827	14,469	19,811
Deferred income tax (benefit) change	(7,352)	1,811	(15,644)
Change in federal income tax payable	(14,023)	(11,138)	(19,445)
Other items, net	931	1,780	660

Cash Provided by continuing operations	315,420	160,015	43,595
Cash Provided by (Used in) discontinued operations	(1,390)	831	2,796

Net cash Provided by Operating Activities	314,030	160,846	46,391

Investing Activities
Purchase of securities available for sale	—	—	(10,490)
Sales, maturities, calls and redemptions of securities available for sale	70	2,190	327
(Increase) decrease in investments in and advances to subsidiaries	204,608	(8,321)	11,717
Increase in other investments	—	—	(225)

Net cash Provided by (Used in) Investing Activities	204,678	(6,131)	1,329

Financing Activities
Repayment of notes payable	—	—	(18,951)
Proceeds of notes payable	—	—	14,570
Exercise of stock options	337	2,582	5,552
Tax benefits from share-based compensation	1,390	1,861	1,972
Purchase of treasury stock	(1,620,733)	(13,359)	(36,220)
Sale of shares to agents	9,654	—	—
Contribution from private equity investors	985,000	—	—
Payments of dividends to shareholders	—	(34,705)	(11,477)
Other changes in equity	2,799	756	(1,433)

Net cash Used in Financing Activities	(621,553)	(42,865)	(45,987)

Increase in Cash	(102,845)	111,850	1,733
Cash and Cash Equivalents at beginning of period	151,423	39,573	37,840

Cash and Cash Equivalents at end of period	$48,578	$151,423	$39,573

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
		Future Policy
	Deferred	Benefits
	Policy	Losses, Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds
	(In thousands)

December 31, 2006:
Self-Employed Agency Division	$101,425	$521,041	$71,679	$4,204
Life Insurance Division	95,839	372,980	6,859	7,632
Other Insurance	493	14,289	1,206	—

Total excluding disposed operations	197,757	908,310	79,744	11,836
Disposed Operations:
Student Insurance Division	—	49,707	72,014	—
Star HRG Division	—	12,830	—	733

Total	$197,757	$970,847	$151,758	$12,569

December 31, 2005:
Self-Employed Agency Division	$44,979	$537,293	$75,221	$4,999
Life Insurance Division	78,175	369,961	7,223	7,882
Other Insurance	781	16,247	2,616	—

Total excluding disposed operations	123,935	923,501	85,060	12,881
Disposed Operations:
Student Insurance Division	7,185	65,794	70,225	—
Star HRG Division	—	16,803	—	—

Total	$131,120	$1,006,098	$155,285	$12,881

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K
			Benefits,	Amortization
			Claims	of Deferred
			Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income*	Expenses	Costs	Expenses*(1)	Written
	(In thousands)

2006:
Self-Employed Agency Division	$1,330,298	$31,809	$721,689	$143,547	$260,404
Life Insurance Division	65,716	20,222	44,459	20,599	15,616
Other Insurance	33,873	1,356	18,748	780	10,213

Total excluding disposed operations	1,429,887	53,387	784,896	164,926	286,233
Disposed operations:
Student Insurance Division	233,280	4,882	165,334	7,186	53,404
Star HRG Division	74,079	369	46,387	—	25,753

	$1,737,246	$58,638	$996,617	$172,112	$365,390	$1,754,579

2005:
Self-Employed Agency Division	$1,394,644	$32,725	$718,502	$53,304	$345,097
Life Insurance Division	61,936	20,349	39,684	18,671	16,877
Other Insurance	33,856	784	19,509	87	10,386

Total excluding disposed operations	1,490,436	53,858	777,695	72,062	372,360
Disposed operations:
Student Insurance Division	282,486	6,121	222,306	10,505	64,666
Star HRG Division	144,612	703	92,135	—	51,746

	$1,917,534	$60,682	$1,092,136	$82,567	$488,772	$1,895,413

2004:
Self-Employed Agency Division	$1,355,328	$33,640	$736,678	$52,655	$338,890
Life Insurance Division	46,503	20,425	33,613	13,906	14,719
Other Insurance	14,127	114	6,158	—	6,668

Total excluding disposed operations	1,415,958	54,179	776,449	66,561	360,277
Disposed operations:
Student Insurance Division	297,036	6,089	265,698	6,971	79,938
Star HRG Division	145,749	817	92,754	—	50,492

	$1,858,743	$61,085	$1,134,901	$73,532	$490,707	$1,882,450

*	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1)	Other operating expenses include underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.
AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
	(Dollars in thousands)

Year Ended December 31, 2006
Life insurance in force	$9,058,333	$2,151,355	$52,765	$6,959,743	0.8%

Premiums:
Life insurance	$73,557	$9,708	$1,826	$65,675	2.8%
Health insurance	1,746,796	111,139	35,914	1,671,571	1.9%

	$1,820,353	$120,847	$37,740	$1,737,246

Year Ended December 31, 2005
Life insurance in force	$8,480,598	$2,119,688	$94,549	$6,455,459	1.5%

Premiums:
Life insurance	$69,581	$9,967	$1,951	$61,565	3.2%
Health insurance	1,822,938	4,090	37,121	1,855,969	2.0%

	$1,892,519	$14,057	$39,072	$1,917,534

Year Ended December 31, 2004
Life insurance in force	$7,194,680	$1,757,889	$111,488	$5,548,279	2.0%

Premiums:
Life insurance	$51,713	$9,306	$3,444	$45,851	7.5%
Health insurance	1,789,025	4,053	27,920	1,812,892	1.5%

	$1,840,738	$13,359	$31,364	$1,858,743

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
	(In thousands)

Allowance for losses:
Year ended December 31, 2006:
Agents’ receivables	$3,710	$2,896	$—	$(2,442)	$4,164
Other receivables	3,699	—	—	(3,031)	668
Mortgage loans	55	—	—	(22)	33
Student loans	2,722	2,186	—	(1,652)	3,256
Real estate	—	—	—	—	—
Year ended December 31, 2005:
Agents’ receivables	$2,967	$3,194	$—	$(2,451)	$3,710
Other receivables	3,699	—	—	—	3,699
Mortgage loans	324	—	—	(269)	55
Student loans	3,608	696	—	(1,582)	2,722
Real estate	—	—	—	—	—
Year ended December 31, 2004:
Agents’ receivables	$3,143	$2,759	$—	$(2,935)	$2,967
Other receivables	3,699	—	—	—	3,699
Mortgage	324	—	—	—	324
Student loans	1,676	3,163	—	(1,231)	3,608
Real estate	2,434	—	—	(2,434)	—

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Plan of Reorganization of United Group Insurance Company, as subsidiary of United Group Companies, Inc. and Plan and Agreement of Merger of United Group Companies, Inc. into United Insurance Companies, Inc., filed as Exhibit 2-1 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
2.2	—	Agreement and Plan of Merger, dated as of September 15, 2005, by and among UICI and Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Premium Acquisition, Inc., Mulberry Acquisition, Inc., and DLJMB IV First Merger Co. Acquisition Inc., filed as Exhibit 2.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
3.1	—	Certificate of Incorporation of UICI, filed as Exhibit 1 to Registration Statement on Form 8-A filed on April 5, 2006, File No. 000-14320, and incorporated by reference herein.
3.2	—	By-Laws of UICI, filed as Exhibit 2 to Registration Statement on Form 8-A filed on April 5, 2006, File No. 000-14320, and incorporated by reference herein.
3.3	—	Certificate of Amendment to Certificate of Incorporation of UICI, filed as Exhibit 3.1 to the Current Report on Form 8-K dated April 14, 2006, File No. 001-14953, and incorporated by reference herein.
4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.2 to the to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10.1	—	Agreement for acquisition of capital stock of Mark Twain Life Insurance Corporation by Mr. Ronald L. Jensen, filed as Exhibit 10-4 to the Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on January 30, 1986 and incorporated by reference herein.
10.2	—	Assignment Agreement among Mr. Ronald L. Jensen, the Company and Onward and Upward, Inc. dated February 12, 1986 filed as Exhibit 10-4(A) to Amendment No. 1 to Registration Statement on Form S-1, File No. 33-2998, filed with the Securities and Exchange Commission on February 13, 1986 and incorporated by reference herein.
10.3	—	Agreement for acquisition of capital stock of Mid-West National Life Insurance Company of Tennessee by the Company filed as Exhibit 2 to the Report on Form 8-K of the Company, File No. 0-14320, dated August 15, 1986 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.4		—	Stock Purchase Agreement, dated July 1, 1986, among the Company, Charles E. Stuart and Stuart Holding Company, as amended July 7, 1986, filed as Exhibit 11(c)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.5		—	Acquisition Agreement, dated July 7, 1986 between Associated Companies, Inc. and the Company, together with exhibits thereto, filed as Exhibit(c)(2) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.6		—	Offer to Purchase, filed as Exhibit(a)(1) to Statement on Schedule 14D-1 and Amendment No. 1 to Schedule 13D, filed with the Securities and Exchange Commission on July 14, 1986 and incorporated by reference herein.
10.7		—	Agreement for acquisition of capital stock of Life Insurance Company of Kansas, filed as Exhibit 10.6 to the 1986 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 27, 1987 and incorporated by reference herein.
10.8		—	Treaty of Assumption and Bulk Reinsurance Agreement for acquisition of certain assets and liabilities of Keystone Life Insurance Company, filed as Exhibit 10.10 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10.9		—	Acquisition and Sale-Purchase Agreements for the acquisition of Orange State Life and Health Insurance Company and certain other assets, filed as Exhibit 10.11 to the 1987 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 28, 1988 and incorporated by reference herein.
10	.10*	—	United Insurance Companies, Inc. 1987 Stock Option Plan, included with the 1988 Proxy Statement filed with the Securities and Exchange Commission on April 25, 1988 and incorporated by reference herein, filed as Exhibit 10.12 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.11*	—	Amendment to the United Insurance Companies, Inc. 1987 Stock Option Plan, filed as Exhibit 10.13 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10	.12*	—	UICI Restated and Amended 1987 Stock Option Plan as amended and restated March 16, 1999 filed as Exhibit 10.1 to Form 10-Q dated March 31, 1999, (File No. 0-14320), and incorporated by reference herein.
10.13		—	Amendment to Stock Purchase Agreement between American Capital Insurance Company and United Insurance Companies, Inc., filed as Exhibit 10.15 to the 1988 Annual Report on Form 10-K, File No. 0-14320, filed with the Securities and Exchange Commission on March 30, 1989 and incorporated by reference herein.
10.14		—	Agreement of Substitution and Assumption Reinsurance dated as of January 1, 1991 by and among Farm and Home Life Insurance Company, the Arizona Life and Disability Insurance Guaranty Fund and United Group Insurance Company, as modified by a Modification Agreement dated August 26, 1991, together with schedules and exhibits thereto, filed as Exhibit 2 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.15		—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, First United, Inc. and The MEGA Life and Health Insurance Company, filed as Exhibit 3 to Schedule 13D, filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.
10.16		—	Stock Purchase Agreement dated as of August 26, 1991 by and among Farm and Home Life Insurance Company, The Chesapeake Life Insurance Company and Mid-West National Life Insurance Company of Tennessee, filed as Exhibit 4 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on September 3, 1991 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.17		—	Second Agreement of Modification to Agreement of Substitution and Assumption Reinsurance dated as of November 15, 1991 among Farm and Home Life Insurance Company, United Group Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 1 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein. This agreement refers to a Modification Agreement dated September 12, 1991. The preliminary agreement included in the initial statement was originally dated August 26, 1991.
10.18		—	Addendum to Agreement of Substitution and Assumption Reinsurance dated as of November 22, 1991 among United Group Insurance Company, Farm and Home Life Insurance Company, and the Arizona Life and Disability Insurance Guaranty Fund, filed as Exhibit 2 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.19		—	Modification Agreement dated November 15, 1991 between First United, Inc., Underwriters National Assurance Company, and Farm and Home Life Insurance Company, The MEGA Life and Health Insurance Company, and the Insurance Commissioner of the State of Indiana, and filed as Exhibit 3 to Amendment No. 1 to Schedule 13D, File No. 0-14320 filed with the Securities and Exchange Commission on February 5, 1992 and incorporated by reference herein.
10.20		—	Agreement of Reinsurance and Assumption dated December 14, 1992 by and among Mutual Security Life Insurance Company, in Liquidation, National Organization of Life and Health Insurance Guaranty Associations, and The MEGA Life and Health Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.21		—	Acquisition Agreement dated January 15, 1993 by and between United Insurance Companies, Inc. and Southern Educators Life Insurance Company, and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.22		—	Stock Exchange Agreement effective January 1, 1993 by and between Onward and Upward, Inc. and United Insurance Companies, Inc. and filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 29, 1993, (File No. 0-14320), and incorporated by reference herein.
10.23		—	Stock Purchase Agreement by and among United Insurance Companies, Inc. and United Group Insurance Company and Landmark Land Company of Oklahoma, Inc. dated January 6, 1994, and filed as Exhibit 10.27 to Form 10-Q dated March 31, 1994, (File No. 0-14320), and incorporated by reference herein.
10.24		—	Asset Purchase Agreement between UICI Companies and PFL Life Insurance Company, Bankers United Life Assurance Company, Life Investors Insurance Company of America and Monumental Life Insurance Company and Money Services, Inc. effective April 1, 1996, as filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.25		—	General Agent’s Agreement between Mid-West National Life Insurance Company of Tennessee and United Group Association, Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.
10.26		—	General Agent’s Agreement between The MEGA Life and Health Insurance Company and United Group Association, Inc. Effective April 1, 1996, and filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.27		—	Agreement between United Group Association, Inc. and Cornerstone Marketing of America effective April 1, 1996, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.28		—	Stock Purchase Agreement dated, July 27, 2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10	.29*	—	Management Agreement, dated December 31, 2000 between UICI, The Mega Life and Health Insurance Company and William J. Gedwed, filed as Exhibit 10.45 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.30*	—	UICI 2000 Restricted Stock Plan effective January 1, 2000, filed as Exhibit 10.46 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10	.31*	—	UICI 2001 Restricted Stock Plan effective January 1, 2001, filed as Exhibit 10.47 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.32		—	Information Technology Services Agreement by and between UICI and Insurdata Incorporated (now HealthAxis, Inc.), dated January 3, 2000, filed as Exhibit 10.50 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.33		—	Administrative Service Agreement dated July 27,2000 between The MEGA Life and Health Insurance Company and National Motor Club of America, Inc. filed as Exhibit 10.52 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.34		—	Stock Purchase Agreement dated May 12, 2000 between UICI and The Mega Life and Health Insurance Company with respect to all of the outstanding capital stock of The Chesapeake Life Insurance Company, filed as Exhibit 10.53 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.35		—	Sublease Agreement dated July 27, 2000 between The Mega Life and Health Insurance and National Motor Club of America, Inc., filed as Exhibit 10.62 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.36		—	Software License Agreement dated January 30, 2001 between UICI and HealthAxis.com, filed as Exhibit 10.63 to the Company’s 2000 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 16, 2001 and incorporated by reference herein.
10.37		—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.38		—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.40		—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10	.41*	—	Stock purchase agreement between Ronald L. Jensen and Gregory T. Mutz filed as Exhibit 10.80 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10	.42*	—	Stock purchase agreement between UICI and Gregory T. Mutz filed as Exhibit 10.81 to the Form 10-Q dated June 30, 2003, File No. 001-14953 and incorporated by reference herein.
10.43		—	Stock Purchase Agreement, dated October 29, 2003, between UICI and SLM Corporation, contemplating the sale by UICI, and the purchase by SLM Corporation, of all issued and outstanding shares of Academic Management Services Corp. filed as Exhibit 10.85 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10.44		—	Amendment to Stock Purchase Agreement, dated November 18, 2003, between UICI and SLM Corporation filed as Exhibit 10.86 to the Current Report on Form 8-K dated November 18, 2003, File No. 001-14953 and incorporated by reference herein.
10	.45*	—	Agreement, dated as of February 11, 2004, between the Company and Gregory T. Mutz filed as Exhibit 10.87 to the Form 10-K dated December 31, 2003, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.46		—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.
10	.47*	—	Form of Grant Letter Pursuant to 1987 UICI Non-Qualified Stock Option Agreement and incorporated by reference herein.
10	.48*	—	Form of Stock Grant under UICI’s 2000 and 2001 Restricted Stock Agreement and incorporated by reference herein.
10.49		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.50		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.51		—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.52		—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.53		—	Master General Agent Agreement, dated April 16, 2003, between The Chesapeake Life Insurance Company and Tim McCoy & Associates, Inc. (NEAT) filed as exhibit 10.95 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.54		—	Master General Agent Agreement, dated March 29, 2004, between The Chesapeake Life Insurance Company and Life Professionals Marketing Group, Inc. filed as exhibit 10.96 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.55		—	Assumption Reinsurance and Marketing Agreement, dated October 8, 2004, among The Chesapeake Life Insurance Company; HEI Exchange, Inc. (formerly HealthMarket Inc.); and American Travelers Assurance Company , as amended by Amendment No. 1 thereto dated March 1, 2005 filed as exhibit 10.97 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.56		—	Asset Sale Agreement, effective January 1, 1997, as amended by Amendments No, 1, 2, 3 and 4 thereto, between UICI and Specialized Investment Risks, inc. (formerly known as United Group Agency, Inc.) filed as exhibit 10.98 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.57		—	Loan Underwriting and Processing Agreement, dated June 12, 2002, between Richland State Bank and the College Fund Life Division of The MEGA Life and Health Insurance Company filed as exhibit 10.99 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.58		—	Loan Origination and Sale Agreement, dated July 28, 2005, between Richland State Bank, Richland Loan Processing Center, Inc. and UICI and UICI Funding Corp 2 filed as exhibit 10.100 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.59		—	Vendor Agreement, dated as of January 1, 2005, between Specialized Association Services, Inc. and The MEGA Life and Health Insurance Company filed as exhibit 10.101 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.60		—	Administrative Services Agreement, dated as of January 1, 2005, between NMC Holdings, Inc. and The MEGA Life and Health Insurance Company and amendment dated July 1, 2005 filed as exhibit 10.102 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.61		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.62		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.63		—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.64		—	Form of Stock Grant under UICI’s 2005 Restricted Stock Agreement filed as exhibit 10.106 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.65		—	Vendor Agreement, effective January 1, 2003 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed filed as exhibit 10.107 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.66		—	Vendor Agreement, effective January 1, 2005 between Specialized Association Services, LTD and Benefit Administration for the Self-Employed filed as exhibit 10.108 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.67		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jeffrey James Jensen filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.68		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jami Jill Jensen filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.69		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Janet Jarie Jensen filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.70		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and James Joel Jensen filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.71		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Julie Jean Jensen filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.72		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Gladys M. Jensen filed as Exhibit 10.6 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10	.73*	—	Term Sheet for New Employment Agreement for William J. Gedwed, dated as of September 15, 2005, filed as Exhibit 10.7 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.74*	—	Term Sheet for New Employment Agreement for William J. Truxal, dated as of September 15, 2005, filed as Exhibit 10.8 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.75*	—	Term Sheet for New Employment Agreement for Troy McQuagge, dated as of September 15, 2005, filed as Exhibit 10.9 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.76*	—	Term Sheet for New Employment Agreement for Phillip J. Myhra, dated as of September 15, 2005, filed as Exhibit 10.10 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.77*	—	UICI Success Award Bonus Plan, dated as of September 15, 2005, filed as Exhibit 10.11 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.78*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and William J. Gedwed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.79*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Phillip J. Myhra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.80*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Troy A. McQuagge, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.81*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and William Truxal, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.82*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Mark Hauptman, filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.83*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Timothy L. Cook, filed as Exhibit 10.6 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.84*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and James N. Plato, filed as Exhibit 10.7 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10.85		—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.86		—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10	.87*	—	UICI Restated and Amended 1987 Stock Option Plan (Non-Qualified)(As Amended and Restated Effective March 15, 2006), filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10.88		—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.89		—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.90		—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.91		—	HealthMarkets, Inc. Agents’ Total Ownership Plan (As Amended and Restated Effective April 5, 2006), filed as Exhibit 4.2 to Registration Statement on Form S-8 filed on April 28, 2006, File No. 333-133650, and incorporated by reference herein.
10.92		—	HealthMarkets, Inc. Agency Matching Total Ownership Plan (As Amended and Restated Effective April 5, 2006), filed as Exhibit 4.3 to Registration Statement on Form S-8 filed on April 28, 2006, File No. 333-133650, and incorporated by reference herein.
10.93		—	HealthMarkets, Inc. Agents’ Contribution to Equity Plan (As Amended and Restated Effective April 5, 2006), filed as Exhibit 4.4 to Registration Statement on Form S-8 filed on April 28, 2006, File No. 333-133650, and incorporated by reference herein.
10.94		—	HealthMarkets, Inc. Matching Agency Contribution Plan (As Amended and Restated Effective April 5, 2006), filed as Exhibit 4.5 to Registration Statement on Form S-8 filed on April 28, 2006, File No. 333-133650, and incorporated by reference herein.
10.95		—	HealthMarkets, Inc. Initial Total Ownership Plan (As Amended and Restated Effective April 5, 2006).

Exhibit
Number			Description of Exhibit

10.96		—	HealthMarkets, Inc. Agents’ Stock Accumulation Plan (As Amended and Restated Effective April 5, 2006).
10	.97*	—	HealthMarkets 2006 Management Option Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10	.98*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10.99		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.100		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.101		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10	.102*	—	Agreement, dated as of May 24, 2006, between HealthMarkets, Inc. and Glenn W. Reed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10.103		—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited , filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10	.104*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.105*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.106*	—	Subscription Agreement, dated July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953, and incorporated by reference herein.
10	.107*	—	Nonqualified Stock Option Agreement, dated as of July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.2 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953 and incorporated by reference herein.
10	.108*	—	Nonqualified Stock Option Agreement, dated as of August 30, 2006, between HealthMarkets, Inc. and Andrew S. Kahr, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 30, 2006, File No. 001-14953, and incorporated by reference herein.
10	.109*	—	Employment Agreement, dated as of September 26, 2006, by and between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10	.110*	—	Nonqualified Stock Option Agreement, dated as of September 26, 2006, between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10.111		—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P.
10.112		—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P.
10.113		—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P.
21		—	Subsidiaries of HealthMarkets
23		—	Consent of Independent Registered Public Accounting Firm-KPMG LLP
24		—	Power of Attorney

Exhibit
Number		Description of Exhibit

31.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	—	Certification of Michael E. Boxer, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Michael E. Boxer, Chief Financial Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
99.1	—	Voting Agreement, dated as of September 15, 2005, filed as Exhibit 99.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement