Form 10-Q
period 2007-03-31
HealthMarkets, Inc.
filed 2007-05-14
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2007 the registrant had 26,900,160 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,299,773 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

INDEX
HEALTHMARKETS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2007—$1,350,401; 2006—$1,391,275)	$1,335,589	$1,374,403
Equity securities, at fair value (cost:
2007—$283; 2006—$283)	317	318
Policy loans	14,482	14,625
Short-term and other investments	500,566	412,498

Total Investments	1,850,954	1,801,844
Cash and cash equivalents	5,226	32,756
Student loans	103,307	105,846
Restricted cash	17,262	16,238
Investment income due and accrued	21,902	22,633
Due premiums	3,517	3,299
Reinsurance receivables	163,398	155,283
Agents’ and other receivables	38,463	39,232
Deferred acquisition costs	200,407	197,757
Property and equipment, net	63,838	64,436
Goodwill and other intangible assets	86,444	86,871
Recoverable federal income taxes	19,519	23,929
Other assets	47,693	38,205

	$2,621,930	$2,588,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$456,865	$453,715
Claims	532,227	517,132
Unearned premiums	146,783	151,758
Other policy liabilities	11,586	12,569
Accounts payable and accrued expenses	46,597	48,363
Other liabilities	100,544	128,018
Deferred federal income tax payable	81,029	73,575
Debt	556,070	556,070
Student loan credit facility	116,700	118,950
Net liabilities of discontinued operations	3,539	3,794

	2,051,940	2,063,944

Commitments and Contingencies (Note E)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	304	300
Additional paid-in capital	30,899	12,529
Accumulated other comprehensive loss	(11,844)	(12,552)
Retained earnings	550,669	527,978
Treasury stock, at cost	(38)	(3,870)

	569,990	524,385

	$2,621,930	$2,588,329

NOTE:	The balance sheet data as of December 31, 2006 has been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2007	2006
REVENUE
Premiums:
Health	$333,762	$442,550
Life premiums and other considerations	16,381	16,139

	350,143	458,689
Investment income	26,460	27,158
Other income	25,615	25,133
Gains on sales of investments	2,403	2,175

	404,621	513,155
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	215,331	272,725
Underwriting, acquisition, and insurance expenses	121,998	155,407
Variable non-cash stock-based compensation (benefit) expense	(1,551)	240
Other expenses	21,782	24,539
Interest expense	12,996	1,780

	370,556	454,691

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34,065	58,464
Federal income taxes	11,441	19,618

INCOME FROM CONTINUING OPERATIONS	22,624	38,846

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense (benefit) of $36 and $(843) in the three months ended March 31, 2007 and 2006, respectively)	67	661

NET INCOME	$22,691	$39,507

Earnings per share:
Basic
Income from continuing operations	$0.75	$0.84
Income from discontinued operations	—	0.01

Net income	$0.75	$0.85

Diluted
Income from continuing operations	$0.73	$0.83
Income from discontinued operations	—	0.01

Net income	$0.73	$0.84

     See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2007	2006
Net income	$22,691	$39,507

Other comprehensive income (loss):
Unrealized gains (losses) on securities and hedging activities:
Unrealized holding gains (losses) arising during period	2,026	(22,079)
Reclassification adjustment for interest rate swaps included in net income	(60)	—
Reclassification adjustment for investment gains (losses) included in net income	(877)	(12)

Other comprehensive income (loss) before tax	1,089	(22,091)
Income tax provision (benefit) related to items of other comprehensive income (loss)	381	(7,733)

Other comprehensive income (loss) net of tax provision (benefit)	708	(14,358)

Comprehensive income	$23,399	$25,149

See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Operating Activities
Net income	$22,691	$39,507
Income from discontinued operations	(67)	(661)
Adjustments to reconcile net income to cash provided by operating activities:
Gains on sales of investments	(2,403)	(2,175)
Change in accrued investment income	(69)	(1,113)
Change in due premiums	(218)	13,942
Change in reinsurance receivables	(8,115)	(1,260)
Change in other receivables	716	1,063
Change in federal income tax payable	11,483	18,513
Change in deferred acquisition costs	(2,650)	1,716
Depreciation and amortization	6,090	6,552
Change in policy liabilities	13,288	5,050
Change in other liabilities and accrued expenses	(7,889)	3,881
Variable non-cash stock-based compensation (benefit) expense	(1,551)	240
Change in prepaid monitoring fees	(9,375)	—
Other items, net	1,432	819

Cash Provided by continuing operations	23,363	86,074
Cash (Used in) Provided by discontinued operations	(188)	268

Net cash Provided by operating activities	23,175	86,342

Investing Activities
Increase in investment assets	(46,800)	(59,658)
Decrease in student loans	3,340	1,548
(Increase) decrease in restricted cash	(1,024)	407
Additions to property and equipment	(3,878)	(2,779)
Distribution from investment in Grapevine Finance LLC	468	—
Decrease (increase) in agents’ receivables	53	(5,593)

Net cash Used in investing activities	(47,841)	(66,075)

Financing Activities
Increase in investment products	(1,001)	(3,682)
Repayment of student loan credit facility	(2,250)	(1,750)
Exercise of stock options	25	114
Purchase of treasury stock	(38)	—
Change in cash overdraft	—	(3,736)
Other	400	39

Net Cash Used in financing activities	(2,864)	(9,015)

Net change in Cash and cash equivalents	(27,530)	11,252
Cash and cash equivalents at beginning of period	32,756	—

Cash and cash equivalents at end of period in continuing operations	$5,226	$11,252

See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
NOTE A – BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain amounts in the 2006 consolidated condensed financial statements have been reclassified to conform to the 2007 consolidated condensed financial statement presentation.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157, Fair Value Measurement (SFAS 157), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes this statement will not have a material effect upon the financial condition or results of operations of the Company.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from the tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. The cumulative effect of applying the provisions of this Interpretation, if any, is to be reported as an adjustment to the opening balance of retained earnings. Interest plus applicable penalties, if any, on the difference between the tax benefit recognized on a tax return and the tax benefit recognized in the financial statements are accrued at the applicable statutory interest and penalty rates. The Interpretation applies to all tax positions and became effective for the Company on January 1, 2007. Adoption of this pronouncement did not affect the Company’s financial position and no cumulative effect adjustment was required to the January 1, 2007 balance of retained earnings. In addition, the Company elected to report as income taxes the accrued interest and applicable penalties, if any, on uncertain tax positions.
     In 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, for implementation in the first quarter of 2007. The SOP requires that deferred acquisition costs be expensed in full when the original contract is substantially changed by election or amendment of an existing contract feature or by replacement with a new contract. The Company implemented the SOP for contract changes beginning in the first quarter of 2007 with no material effects to the financial statements at implementation.
NOTE B – DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At March 31, 2007, the Company had an aggregate of $437.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The Company has not drawn on the $75.0 million revolving credit facility.
     The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan required nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. As a result of a $60.0 million prepayment in 2006, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”).
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
     On April 29, 2004, UICI Capital Trust I (a newly formed Delaware statutory business trust) (the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the 2004 Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. At March 31, 2007, the 2004 Notes bore interest at an annual rate of 8.86%. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes.
     The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

	Principal Amount		Interest Expense
	at	Interest rate at	Three Months
	March 31,	March 31,	Ended
	2007	2007	2007
2006 credit agreement:
Term loan	$437,500	6.36%	$6,680
$75 Million revolver (non-use fee)			41
Trust preferred securities:
UICI Capital Trust I	15,470	8.86%	343
HealthMarkets Capital Trust I	51,550	8.40%	1,084
HealthMarkets Capital Trust II	51,550	8.37%	1,078
Other:
Interest on Deferred Tax			1,042
Student loan credit facility	116,700	5.30%	1,541
Amortization of financing fees			1,187

Total	$672,770		$12,996

     Set forth below is the supplemental calculation of the amortization of financing fees included in interest expense associated with the Company’s non-student loan debt (dollars in thousands):

			Amortization
			Expense
	Remaining		Three months
	capitalized		ended
	amount	Life (years)	March 31, 2007
UICI Capital Trust I	$176	5	$21
Term loan credit facility	17,563	6	753
HealthMarkets Capital Trust I	2,496	5	128
HealthMarkets Capital Trust II	2,499	5	127
$75 Million Revolver (Non-Use Fee)	2,529	5	158

Total	$25,263		$1,187

     Principal payments required for the Company’s non-student loan debt for the remainder of 2007 and each of the next five years and thereafter are as follows (in thousands):

Remainder of 2007	$0
2008	0
2009	0
2010	0
2011	0
2012	437,500
2013 and thereafter	118,570

$556,070

     Management uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with the term loan credit facility discussed above. The derivative instrument used by the Company to protect against such risk is the interest rate swap. The Company accounts for its interest rate swaps in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
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
     For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Unrealized gains (losses) on securities and hedging activities” in the Company’s Consolidated Condensed Statement of Comprehensive Income and is recognized in the income statement when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.
     If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued and the remaining amount in accumulated other comprehensive income is amortized into earnings over the remaining life of the derivative.
     At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At March 31, 2007, the interest rate swaps had an aggregate fair value of approximately $912,000, which is reflected under the caption “Other liabilities.” The Company redesignated the hedging relationship in February 2007 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. The Company assesses, on a quarterly basis, the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Other investment income” on its consolidated condensed statement of income. During the quarter ended March 31, 2007, the Company incurred a loss of $57,000 related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness. At March 31, 2007, accumulated other comprehensive income included a deferred after-tax net loss of $2.2 million related to the interest rate swaps. During the quarter ended March 31, 2007, pretax income of $278,000 ($181,000 net of tax) was reclassified into interest expense as adjustments to interest payments on variable rate debt. In addition, an amount of $161,000 ($105,000 net of tax) was reclassified into earnings from accumulated other comprehensive income associated with the previous termination of the hedging relationship in the fourth quarter of 2006, and the then remaining amount of $1.6 million accumulated other comprehensive income is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
     The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.
NOTE C – FEDERAL INCOME TAXES
     The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007. Adoption of this pronouncement did not effect the Company’s financial position and no cumulative effect adjustment was required to the January 1, 2007 balance of retained earnings.
     As of January 1, 2007, the Company maintained a liability for uncertain tax positions in the amount of $1.1 million which consists solely of accrued interest related to a tax position that involves the uncertain timing of a deduction claimed on a tax return. Accrued interest and applicable penalties, if any, on uncertain tax positions are recorded as a component of income taxes but is not significant for the quarter ended March 31, 2007. The uncertain tax position is currently under examination and, if resolved favorably, may decrease the Company’s effective tax rate within the next 12 months. The years that remain subject to federal tax examination are all years after 2002.

NOTE D – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share
	amounts)
Income available to common shareholders:
Income from continuing operations	$22,624	$38,846
Income from discontinued operations	67	661

Net income for basic and diluted earnings per share	$22,691	$39,507

Weighted average shares outstanding — basic earnings per share	30,242	46,453
Effect of dilutive securities:
Employee stock options and other shares	763	811

Weighted average shares outstanding — dilutive earnings per share	31,005	47,264

Basic earnings per share:
From continuing operations	$0.75	$0.84
From discontinued operations	—	0.01

Net income	$0.75	$0.85

Diluted earnings per share:
From continuing operations	$0.73	$0.83
From discontinued operations	—	0.01

Net income	$0.73	$0.84

     As of March 31, 2007, 26,900,160 shares of Class A-1 common stock were issued and outstanding and 3,455,787 shares of Class A-2 common stock were issued, of which 3,454,835 shares were outstanding and 952 shares were held in treasury.
NOTE E – COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
               Association Group Litigation
          The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. As previously disclosed, the Company and/or its insurance company subsidiaries have been named as defendants in numerous cases in California and in other jurisdictions challenging, among other things, the manner in which the defendants market health insurance products in the self-employed market and the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products. Plaintiffs in such cases generally seek injunctive relief and monetary damages in an unspecified amount. Reference is made to the discussion of these cases contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Item 3 — Legal Proceedings” and in Note P of Notes to the Company’s Consolidated Financial Statements included in such report.
          As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on October 5, 2005 (Charles H. Gardner v. MEGA, HealthMarkets, et al) pending in the Superior Court of Los Angeles County, California (the “California Court”), Case No. BC340625. The plaintiff has asserted violations of the California Consumers Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, negligence and unfair competition. The plaintiff seeks monetary damages in an unspecified amount and injunctive relief. On October 6, 2006, HealthMarkets, MEGA, and HealthMarkets Lead Marketing Group, Inc., filed a motion in the United States District Court for the Northern District of Texas, Dallas Division (the “Texas Court”), to enjoin plaintiff from pursuing claims in this action that were the subject of a previous class action settlement. As part of the previous settlement, the Texas Court barred and permanently enjoined class members from reasserting, in another proceeding, claims that were the subject of the settlement. On

January 4, 2007, the Texas Court granted the defendants’ motion and enjoined plaintiff from pursuing claims that were the subject of the previous settlement. On January 16, 2007, the California Court granted MEGA’s motion to dismiss these previously-asserted claims. On January 25, 2007, plaintiff appealed the ruling of the Texas Court enjoining plaintiff from pursuing claims that were the subject of the previous settlement. A ruling on the appeal is pending. On March 6, 2007, HealthMarkets and MEGA filed with the California Court a motion to dismiss the balance of plaintiff’s claims, which motion was granted on March 27, 2007.
     MEGA was named as a defendant in an action filed on August 31, 2006 (Tracy L. Dobbelaere and Robert Dobbelaere v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Clinton County, Missouri, Cause No. 06CN-CV00618. Plaintiffs have alleged several causes of action including negligence, negligent misrepresentation, intentional misrepresentation, and loss of consortium. Plaintiffs seek unspecified general and punitive damages, interest and attorney’s fees. On November 6, 2006, MEGA filed a motion to dismiss, which plaintiffs opposed on December 18, 2006. A ruling on MEGA’s motion is pending.
     The Company currently believes that resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
     Other Litigation Matters
     The Company and its subsidiaries are parties to various other pending and threatened legal proceedings, claims, demands, disputes and other matters arising in the ordinary course of business, including some asserting significant liabilities arising from claims, demands, disputes and other matters with respect to insurance policies, relationships with agents, relationships with former or current employees, and other matters. From time to time, some such matters, where appropriate, may be the subject of internal investigation by management, the Board of Directors, or a committee of the Board of Directors. The Company currently believes that the liability, if any, resulting from the disposition of such proceedings, claims, demands, disputes or matters would not be material to the Company’s financial condition or results of operations.
     Regulatory Matters
     On March 22, 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries. The Company believes that approximately 34 states have elected to participate in the examination, which commenced in May 2005 and is ongoing. The examiners have completed the onsite phases of the examination. An exit interview was held on July 17, 2006, in which representatives of the lead states participated. The Company expects to receive a draft of the examination report in the near future and will respond to the draft report in a timely manner.
     The Company’s insurance subsidiaries are subject to various other pending market conduct examinations arising in the ordinary course of business. State insurance regulatory agencies have authority to levy monetary fines and penalties and require remedial action resulting from findings made during the course of such market conduct examinations. The Company currently believes that the liability, if any, resulting from the disposition of the multi-state market conduct examination or other market conduct examinations would not be material to the Company’s financial condition or results of operations.
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
     Revenues from continuing operations, income (loss) from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$360,240	$363,369
Life Insurance Division	21,554	22,059
Other Insurance	7,626	9,867

Total Insurance	389,420	395,295
Other Key Factors	15,721	14,555
Intersegment Eliminations	(488)	(279)

Total revenues excluding disposed operations	404,653	409,571
Disposed Operations:
Student Insurance Division	—	65,099
Star HRG	(32)	38,485

Total Disposed Operations	(32)	103,584

Total revenues	$404,621	$513,155

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$35,430	$47,023
Life Insurance Division	29	381
Other Insurance	1,760	1,721

Total Insurance	37,219	49,125
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(5,061)	3,928
Merger transaction expenses	—	(662)
Variable stock-based compensation benefit (expense)	1,551	(240)

Total Other Key Factors	(3,510)	3,026

Total operating income excluding disposed operations	33,709	52,151

Disposed Operations:
Student Insurance Division	277	4,665
Star HRG Division	79	1,648

Total Disposed Operations	356	6,313

Total income from continuing operations before federal income taxes	$34,065	$58,464

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$915,383	$930,856
Life Insurance Division	537,452	552,723
Other Insurance	20,609	20,419

Total Insurance	1,473,444	1,503,998
Other Key Factors	1,003,312	943,360

Total Assets excluding Disposed Operation	2,476,756	2,447,358

Disposed Operations:
Student Insurance Division	128,285	124,738
Star HRG Division	16,889	16,233

Total Disposed Operations	145,174	140,971

Total assets	$2,621,930	$2,588,329

     The Student Insurance Division assets of $128.3 million at March 31, 2007 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group, Incorporated. The Star HRG assets of $16.9 million at March 31, 2007 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of CIGNA Corporation.
NOTE G – AGENT AND EMPLOYEE STOCK PLANS
     Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency, and Cornerstone America.
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
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the prevailing fair value of Class A-2 common stock (as determined by the Board of Directors of the Company since the Merger or, prior to the Merger, by reference to the fair value of the Company’s common stock) on or about the time the unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair market value of Class A-2 common stock on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment.
     Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
SEA Division stock-based compensation expense (1)	$4,620	$2,505
Other Key Factors variable non-cash stock-based compensation (benefit) expense (2)	(1,551)	240

Total Agent Plan compensation expense	3,069	2,745

Related Tax Benefit	1,074	961

Net Amount included in financial results	$1,995	$1,784

(1)	Represents the cost of Class A-2 common stock (determined by reference to the prevailing fair value of Class A-2 common stock as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of HealthMarkets common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Condensed Statement of Operations.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Variable stock compensation expense” on the Company’s Consolidated Condensed Statement of Operations.
     At December 31, 2006, the Company had recorded 1,373,456 unvested matching credits associated with the Agent Plans, of which 423,145 vested in January 2007. Upon vesting, the Company increased additional paid-in capital by $17.3 million, decreased treasury shares by $3.9 million and decreased other liabilities by $21.2 million. At March 31, 2007, the Company had recorded 1,050,569 unvested matching credits.
     Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows because issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
     At an Executive Compensation Committee meeting held on March 29, 2007, the Committee approved the granting of 158,150 options to purchase shares of Class A-1 common stock. Of the 158,150 options approved, 154,150 were granted at an exercise price of $50.00 per share, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options, and 4,000 were granted at an exercise price of $50.73 per share, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.

     Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established:

			Options Outstanding for		Performance-Based
			Accounting		Options with
			(Excludes Options with no		No Performance Based		Combined
			Performance Criteria)		Goals Established		Total
				Average		Average
			Number	Option	Number	Option	Number
			Of	Price per	Of	Price per	Of
			Shares	Share ($)	Shares	Share ($)	Shares

Outstanding options at January 1, 2007			991,113	34.96	268,002	37.54	1,259,115
Granted	(a	)	102,768	50.00	51,382	50.00	154,150
Expired			—	—			—
Cancelled			(1,875)	38.37	(625)	38.37	(2,500)
Exercised			(2,703)	9.25	—		(2,703)

Outstanding options at March 31, 2007			1,089,303	36.43	318,759	39.55	1,408,062

Options exercisable at March 31, 2007			95,160	9.25	—	—	95,160

(a)	Excludes 4,000 options approved by the Executive Compensation Committee on March 29, 2007 for an individual whose employment commenced in April, 2007.
NOTE H – TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its Merger and as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At March 31, 2007, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 54.3%, 22.3% and 11.1%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with The Private Equity Investors; in particular, Chinh E. Chu and Matthew Kabaker serve as Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Nathaniel Zilkha serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.
     In accordance with the terms of Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, the advisory affiliates of each of the Private Equity Investors agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.5 million and $1.3 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees in the amount of $12.5 million payable with respect to 2007 were paid in full to the advisory affiliates of the Private Equity Investors on January 3, 2007. The Company has expensed $3.1 million through March 31, 2007.
     Pursuant to the terms of an advisory agreement, dated August 18, 2006, The Blackstone Group agreed to provide certain financial and mergers and acquisition advisory services to MEGA in connection with the sale by MEGA of MEGA’s STAR HRG and Student Insurance operations. Pursuant to the terms of an amendment, dated December 29, 2006, to the advisory agreement, The Blackstone Group provided certain tax structuring advisory services to MEGA in connection with the sale by MEGA of MEGA’s Student Insurance operations, for which MEGA paid to an advisory affiliate of The Blackstone Group on February 16, 2007, a tax structuring fee in the amount of $1.0 million.

NOTE I – SUBSEQUENT EVENT — SPECIAL DIVIDEND
     On May 3, 2007, the Company’s Board of Directors declared a special dividend in the amount of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007.

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
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2007 and 2006:

	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Premiums:
Health	$333,762	$442,550	-24.6%
Life premiums and other considerations	16,381	16,139	1.5%

Total premium	350,143	458,689	-23.7%
Investment income	26,460	27,158	-2.6%
Other income	25,615	25,133	1.9%
Gains on sale of investments	2,403	2,175	10.5%

Total revenues	404,621	513,155	-21.2%
Benefits and Expenses
Benefits, claims, and settlement expenses	215,331	272,725	-21.0%
Underwriting, policy acquisition costs, and insurance expenses	121,998	155,407	-21.5%
Variable stock compensation (benefit) expense	(1,551)	240	NM
Other expenses	21,782	24,539	-11.2%
Interest expense	12,996	1,780	NM

Total expenses	370,556	454,691	-18.5%

Income from continuing operations before income taxes	34,065	58,464	-41.7%
Federal income taxes	11,441	19,618	-41.7%

Income from continuing operations	22,624	38,846	-41.8%
Income from discontinued operations (net of income tax)	67	661	-89.9%

Net income	$22,691	$39,507	-42.6%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$360,240	$363,369
Life Insurance Division	21,554	22,059
Other Insurance	7,626	9,867

Total Insurance	389,420	395,295
Other Key Factors	15,721	14,555
Intersegment Eliminations	(488)	(279)

Total revenues excluding disposed operations	404,653	409,571
Disposed Operations:
Student Insurance Division	—	65,099
Star HRG	(32)	38,485

Total Disposed Operations	(32)	103,584

Total revenues	$404,621	$513,155

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$35,430	$47,023
Life Insurance Division	29	381
Other Insurance	1,760	1,721

Total Insurance	37,219	49,125
Other Key Factors:
Investment income on equity, realized gains and losses, interest expense, general corporate expenses and other	(5,061)	3,928
Merger transaction expenses	—	(662)
Variable stock-based compensation benefit(expense)	1,551	(240)

Total Other Key Factors	(3,510)	3,026

Total operating income excluding disposed operations	33,709	52,151

Disposed Operations:
Student Insurance Division	277	4,665
Star HRG Division	79	1,648

Total Disposed Operations	356	6,313

Total income from continuing operations before federal income taxes	$34,065	$58,464

     HealthMarkets’ results of operations for the three months ended March 31, 2007 were particularly impacted by the following factors:
Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three months ended March 31, 2007 and 2006:

	Self-Employed Agency Division
	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$326,657	$331,765	-1.5%
Investment income (1)	7,909	7,910	0%
Other income	25,674	23,694	8.4%

Total revenues	360,240	363,369	-0.9%
Expenses:
Benefit expenses	198,608	186,483	6.5%
Underwriting and policy acquisition expenses (1)	112,077	114,860	-2.4%
Other expenses	14,125	15,003	-5.9%

Total expenses	324,810	316,346	2.7%

Operating income	$35,430	$47,023	-24.7%

Other operating data:
Loss ratio (2)	60.8%	56.2%
Expense ratio (3)	34.3%	34.6%

Combined ratio	95.1%	90.8%

Average number of writing agents in period	2,103	2,176
Submitted annualized volume (4)	$200,623	$213,545

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     The SEA Division reported operating income in the three month period ended March 31, 2007 of $35.4 million, compared to operating income of $47.0 million in the corresponding 2006 period. The decrease in operating income in the three-month period ended March 31, 2007 was primarily due to an increase in the loss ratio (from 56.2% in the 2006 three-month period to 60.8% in the 2007 three-month period).
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three month period ended March 31, 2007 was 10.8%, compared to operating margin of 14.2% in the corresponding 2006 period. The decrease in operating margin is attributable primarily to the period-over-period increase in the loss ratio as a result of a product mix shift to new health insurance products in the Company’s recently introduced CareOne product suite (which provide a higher proportion of the premium as benefits) and cost containment expenses resulting from the Company’s initiatives to control medical costs, the benefits of which have not yet been fully realized.
     In the three months ended March 31, 2007, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $200.6 million, from $213.5 million in the corresponding 2006 period. The period-over-period decrease in submitted annualized premium volume was attributable primarily to a decrease in the average number of writing agents in the field from 2,176 for the three months ended March 31, 2006 to 2,103 for the three months ended March 31, 2007 and a 6.3% decrease in the weekly applications submitted per writing agent. This was partially offset by a 5% increase in the average premium per policy in the first quarter of 2007 compared to the comparable period in 2006.
     The Company is in the process of implementing several new initiatives established to increase the average number of writing agents and agent productivity through the use of new commission incentive programs, new products and geographic expansion.
Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended March 31, 2007 and 2006:

	Life Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$16,270	$16,201	0.4%
Investment income (1)	5,089	5,085	0.1%
Other income	195	773	-74.8%

Total revenues	21,554	22,059	-2.3%
Expenses:
Benefit expenses	13,879	11,882	16.8%
Underwriting and acquisition expenses (1)	7,646	9,796	-21.9%

Total expenses	21,525	21,678	-0.7%

Operating income	$29	$381	-92.4%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three month period ended March 31, 2007 of $29,000, compared to operating income of $381,000 in the corresponding 2006 period. The decrease in operating income for the three month period ended March 31, 2007 compared to the corresponding 2006 period was primarily attributable to a $2.0 million increase in death claims during the first quarter of 2007 partially offset by a decrease in administrative expenses and a decrease in the amortization of deferred acquisition costs. The decrease in amortization of deferred acquisition costs in the 2007 period is associated with the conversion to a new actuarial reserving software. Partially offsetting the decrease in amortization of deferred acquisition costs was an increase in unearned premium liability which decreased premium revenue. The increase to the unearned premium liability is also associated with the conversion to the new actuarial software.
     In the three months ended March 31, 2007, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $4.2 million, compared to $5.7 million in the corresponding 2006 period. The first quarter 2007 decrease in annualized premium was primarily due to a reduction of certain agents based on placement levels or business placed with substandard persistency or mortality
     However, the first quarter 2007 annualized paid premium volume of $4.2 million is 18% higher than the fourth quarter 2006 annualized paid premium volume of $3.6 million primarily due to product, bonus, underwriting and business processing enhancements initiated in December 2006 that are being positively received by the distribution channels.

Other Insurance
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance division for the three months ended March 31, 2007 and 2006:

	Other Insurance Division
	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$7,248	$9,538	-24.0%
Investment income (1)	360	296	21.6%
Other income	18	33	-45.5%

Total revenues	7,626	9,867	-22.7%
Expenses:
Benefit expenses	3,175	5,195	-38.9%
Underwriting and policy acquisition expenses (1)	2,691	2,951	-8.8%

Total expenses	5,866	8,146	-28.0%

Operating income	$1,760	$1,721	2.3%

Other operating data:
Loss ratio (2)	43.8%	54.5%
Expense ratio (3)	37.1%	30.9%

Combined ratio	80.9%	85.4%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The loss ratio represents benefits, claims and settlement expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums. The expense ratio represents underwriting, contract acquisition costs and expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.

(3)	Operating margin is defined as operating income as a percentage of earned premium revenue.
     The Other Insurance division consists of the operations of ZON Re USA LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The decrease in the revenue is due to lower sales for the current year related to increased competitive pressure. The decrease in the loss ratio from 54.5% for the three months ended March 31, 2006 to 43.8% for the three months ended March 31, 2007 is due to the better than anticipated experience on some contracts expiring during the period.

Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items.
     Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three months ended March 31, 2007 and 2006:

	Other Key Factors
	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Investment income on equity	$11,105	$9,836	12.9%
Realized gain on investments	2,403	2,175	10.5%
Merger transaction expenses	—	(662)	—
Interest expense on non-student loan debt	(11,455)	(332)	NA
Variable stock-based compensation benefit (expense)	1,551	(240)	NA
General corporate expenses and other	(7,114)	(7,751)	8.2%

Operating (expense) income	$(3,510)	$3,026	-216.0%

     The Other Key Factors segment reported an operating loss in the three month period ended March 31, 2007 of $(3.5) million, compared to operating income of $3.0 million in the corresponding 2006 period.
     The decrease in income is due to interest expense in the 2007 period associated with the Merger-related indebtedness partially offset by an increase in investment income on equity. During the first quarter of 2007, the Company had debt outstanding of $556.1 million compared to $15.5 million during the first quarter of 2006. See Note B of Notes to Consolidated Condensed Financial Statements (Unaudited).
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the three months ended March 31, 2007, net cash provided by operations totaled approximately $23.2 million, compared to $86.3 million in the corresponding period of 2006.
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
     At March 31, 2007 and December 31, 2006, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $382.1 million and $311.5 million, respectively.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2007 (through May 11, 2007), the Company’s domestic insurance subsidiaries declared and paid dividends to HealthMarkets, LLC in the amount of $122.2 million, including an extraordinary dividend in the amount of $100.0 million. The extraordinary dividend resulted in the liquidation of approximately $83.6 million of fixed maturities. The remaining amount of ordinary dividends in calendar year 2007 that could be paid by the Company’s domestic insurance subsidiaries to HealthMarkets, LLC is approximately $49.0 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance subsidiaries to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements. The agreements governing certain indebtedness incurred by the Company in connection with the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
Contractual Obligations and Off Balance Sheet Obligations
     The agreements governing certain indebtedness incurred by the Company in connection with the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries. Other contractual obligations or off balance sheet arrangements (which consist solely of commitments to fund student loans generated by its former College Fund Life Division and letters of credit) are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at March 31, 2007 and December 31, 2006 (dollars in thousands):

	At March 31, 2007	At December 31, 2006
Corporate indebtedness	$556,070	$556,070
Student loan credit facility	116,700	118,950
Future policy benefits	456,865	453,715
Claim liabilities	532,227	517,132
Capital lease obligations	1,304	1,624

Total	$1,663,166	$1,647,491

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
     At each of March 31, 2007 and December 31, 2006, the Company had $9.6 million of letters of credit outstanding relating to its insurance operations.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Regulatory and Legislative Matters
     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption “Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Reference is made to the discussion of these and other risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2007. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4 – CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Change in Internal Control over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note E of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006 under the caption “Item 3 - Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note E to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 31, 2007, the Company issued an aggregate of 8,000 unregistered shares of its Class A-1 common stock to a newly-appointed executive officer of the Company. In particular, on March 30, 2007, an executive officer of the Company purchased 8,000 shares of the Company’s Class A-1 common stock for aggregate consideration of $400,000 (or $50 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended March 31, 2007, pursuant to the terms of the Company’s agent stock accumulation plans established for the benefit of the Company’s agents (See Note G of the Notes to Consolidated Condensed Financial Statements):

Total Number of Shares
	Total Number of	Average Price	Purchased as Part of	Maximum Number of Shares
	Shares	Paid per Share	Publicly Announced	That May Yet Be Purchased
Period	Purchased(1)	($)	Plans or Programs	Under The Plan or Program
1/1/07-1/31/07	952	39.66	—	—
2/1/07-2/28/07	—	—	—	—
3/1/07-3/31/07	—	—	—	—

Totals	952	39.66	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 952 shares purchased with respect to the stock accumulation plans established for the benefit of Company’s agents.

ITEM 6 – EXHIBITS
(a) Exhibits.

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc. and Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthMarkets, Inc.
(Registrant)

Date: May 14, 2007	/s/ William J. Gedwed William J. Gedwed, President, Chief Executive
Officer and Director

Date: May 14, 2007	/s/ Michael E. Boxer Michael E. Boxer, Executive Vice President
and Chief Financial Officer