Form 10-Q
period 2007-06-30
HealthMarkets, Inc.
filed 2007-08-10
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 27, 2007 the registrant had 26,852,260 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,853,346 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

INDEX
HEALTHMARKETS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments
Securities available for sale —
Fixed maturities, at fair value (cost:
2007—$1,337,915; 2006—$1,391,275)	$1,302,075	$1,374,403
Equity securities, at fair value (cost:
2007—$313; 2006—$283)	348	318
Policy loans	14,254	14,625
Short-term and other investments	158,746	412,498

Total Investments	1,475,423	1,801,844
Cash and cash equivalents	—	32,756
Student loans	100,644	105,846
Restricted cash	9,197	16,238
Investment income due and accrued	20,672	22,633
Due premiums	3,557	3,299
Reinsurance receivables	105,066	155,283
Agents’ and other receivables	43,321	39,232
Deferred acquisition costs	199,784	197,757
Property and equipment, net	67,795	64,436
Goodwill and other intangible assets	86,015	86,871
Recoverable federal income taxes	5,400	23,929
Other assets	42,443	38,205

	$2,159,317	$2,588,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Policy liabilities
Future policy and contract benefits	$460,488	$453,715
Claims	489,675	517,132
Unearned premiums	105,294	151,758
Other policy liabilities	11,401	12,569
Accounts payable and accrued expenses	52,449	48,363
Cash overdraft	1,263	—
Other liabilities	96,178	128,018
Deferred federal income tax payable	72,939	73,575
Debt	481,070	556,070
Student loan credit facility	105,100	118,950
Net liabilities of discontinued operations	3,032	3,794

	1,878,889	2,063,944

Commitments and Contingencies (Note E)
Stockholders’ Equity
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	308	300
Additional paid-in capital	51,372	12,529
Accumulated other comprehensive loss	(23,277)	(12,552)
Retained earnings	257,036	527,978
Treasury stock, at cost	(5,011)	(3,870)

	280,428	524,385

	$2,159,317	$2,588,329

NOTE: The balance sheet data as of December 31, 2006 has been derived from the audited financial statements at that date.
See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE
Premiums:
Health	$334,504	$448,480	$668,266	$891,030
Life premiums and other considerations	17,444	16,341	33,825	32,480

	351,948	464,821	702,091	923,510
Investment income	26,271	24,155	52,731	51,313
Other income	27,593	26,201	53,208	51,334
Gains on sales of investments	(3,155)	366	(752)	2,541

	402,657	515,543	807,278	1,028,698
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	196,513	255,797	411,844	528,522
Underwriting, acquisition, and insurance expenses	131,898	155,098	253,896	310,505
Variable non-cash stock-based compensation (benefit) expense	1,546	490	(5)	730
Other expenses	24,677	77,872	46,459	102,411
Interest expense	12,849	12,558	25,845	14,338

	367,483	501,815	738,039	956,506

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,174	13,728	69,239	72,192
Federal income taxes	12,207	8,048	23,648	27,666

INCOME FROM CONTINUING OPERATIONS	22,967	5,680	45,591	44,526

DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax expense (benefit) of $213 and $(19,725) in the three months ended June 30, 2007 and 2006, respectively, and $250 and $(20,568) in the six months ended June 30, 2007 and 2006, respectively)	396	19,701	463	20,362

NET INCOME	$23,363	$25,381	$46,054	$64,888

Earnings per share:
Basic
Income from continuing operations	$0.76	$0.17	$1.51	$1.13
Income from discontinued operations	0.01	0.58	0.01	0.52

Net income	$0.77	$0.75	$1.52	$1.65

Diluted
Income from continuing operations	$0.74	$0.16	$1.47	$1.11
Income from discontinued operations	0.01	0.57	0.01	0.51

Net income	$0.75	$0.73	$1.48	$1.62

                    See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$23,363	$25,381	$46,054	$64,888

Other comprehensive income (loss):
Unrealized losses on securities available for sale	(21,256)	(16,040)	(18,320)	(38,143)
Reclassification for investment gains (losses) included in net income	229	(504)	(648)	(492)

Effect on other comprehensive income from investment securities	(21,027)	(16,544)	(18,968)	(38,635)

Unrealized gains on derivatives used in cash flow hedging during the period	3,647	2,523	2,738	2,523
Reclassification adjustment for gains (losses) included in net income	(213)	(20)	(273)	(20)

Effect on other comprehensive income from hedging activities	3,434	2,503	2,465	2,503

Other comprehensive loss before tax	(17,593)	(14,041)	(16,503)	(36,132)
Income tax benefit related to items of other comprehensive loss	(6,160)	(4,914)	(5,778)	(12,647)

Other comprehensive loss net of tax provision benefit	(11,433)	(9,127)	(10,725)	(23,485)

Comprehensive income	$11,930	$16,254	$35,329	$41,403

See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$46,054	$64,888
Income from discontinued operations	(463)	(20,362)
Adjustments to reconcile net income to cash provided by operating activities:
Gains (losses) on sales of investments	752	(2,541)
Change in accrued investment income	(259)	(3,045)
Change in due premiums	(258)	27,047
Change in reinsurance receivables	50,217	662
Change in other receivables	(6,856)	80
Change in current income tax payable	18,529	(2,656)
Change in deferred income tax asset	5,141	(18,483)
Change in deferred acquisition costs	(2,027)	6,481
Depreciation and amortization	12,803	10,820
Change in policy liabilities	(65,131)	(64,952)
Change in other liabilities and accrued expenses	(658)	4,461
Variable non-cash stock-based compensation (benefit) expense	(5)	730
Change in prepaid monitoring fees	(6,250)	—
Other items, net	4,064	1,665

Cash Provided by continuing operations	55,653	4,795
Cash (Used in) Provided by discontinued operations	(299)	19,874

Net cash Provided by operating activities	55,354	24,669

Investing Activities
Decrease in investment assets	301,308	127,401
Decrease in student loans	7,423	4,010
Decrease in restricted cash	7,041	2,232
Additions to property and equipment	(12,940)	(5,955)
Intangible asset acquired	—	(47,500)
Distribution from investment in Grapevine Finance LLC	468	—
Decrease (increase) in agents’ receivables	2,767	(7,925)
Decrease in other investing activities	—	2,334

Net cash Used in investing activities	306,067	74,597

Financing Activities
Increase in investment products	(3,183)	(4,618)
Repayment of student loan credit facility	(13,850)	(5,300)
Debt proceeds (proceeds received for merger)	—	603,100
Repayment of debt	(75,000)	(1,250)
Exercise of stock options	51	118
Purchase of treasury stock	(21,344)	(1,615,276)
Dividends paid	(316,996)	—
Change in cash overdraft	1,263	(1,695)
Capitalized debt issuance costs	—	(32,539)
Equity costs related to Merger	—	(31,650)
Contributions from private equity investors	—	985,000
Proceeds from issuance of common stock, net of expenses	404	1,289
Sale of shares to agent plans	34,354	—
Other	124	3,555

Net Cash Used in financing activities	(394,177)	(99,266)

Net change in Cash and cash equivalents	(32,756)	—
Cash and cash equivalents at beginning of period	32,756	—

Cash and cash equivalents at end of period in continuing operations	$—	$—

          See Notes to Consolidated Condensed Financial Statements (Unaudited).

HEALTHMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
NOTE A – BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS 159 on the Consolidated Condensed Financial Statements.
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (SFAS 157), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes this statement will not have a material effect upon the financial condition or results of operations of the Company.
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
NOTE B – DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At June 30, 2007, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin (1.00%). The Company has not drawn on the $75.0 million revolving credit facility.
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

     The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

			Interest Expense
	Principal Amount		Three Months	Six Months
	at	Interest rate at	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
2006 credit agreement:
Term loan	$362,500	6.35%	$6,565	$13,244
$75 Million revolver (non-use fee)			40	81
Trust preferred securities:
UICI Capital Trust I	15,470	8.86%	346	689
HealthMarkets Capital Trust I	51,550	8.41%	1,095	2,179
HealthMarkets Capital Trust II	51,550	8.37%	1,090	2,169
Other:
Interest on Deferred Tax	—		1,110	2,153
Student loan credit facility	105,100	5.30%	1,425	2,965
Amortization of financing fees	—		1,178	2,365

Total	$586,170		$12,849	$25,845

     Set forth below is the supplemental calculation of the amortization of financing fees included in interest expense associated with the Company’s non-student loan debt (dollars in thousands):

			Amortization Expense
	Remaining		Three months	Six months
	capitalized		ended	ended
	amount	Life (years)	June 30, 2007	June 30, 2007
UICI Capital Trust I	$155	5	$21	$42
Term loan credit facility (1)	13,897	6	740	1,493
HealthMarkets Capital Trust I	2,366	5	130	258
HealthMarkets Capital Trust II	2,370	5	129	256
$75 Million Revolver (Non-Use Fee)	2,371	5	158	316

Total	$21,159		$1,178	$2,365

(1)	Amortization of financing fees for the three and six month periods ended June 30, 2007 includes $1.2 million and $2.4 million, respectively, of amortization included in interest expense on the Company’s statement of income. An additional $2.9 million incurred in the three months ended June 30, 2007 relates to expense from early extinguishment of debt due to the prepayment of debt in the amount of $75.0 million. This additional amount is included in Gains on Sales of Investments in the Company’s statement of income in those periods.
     Principal payments required for the Company’s non-student loan debt for the remainder of 2007 and each of the next five years and thereafter are as follows (in thousands):

Remainder of 2007	$0
2008	0
2009	0
2010	0
2011	0
2012	362,500
2013 and thereafter	118,570

$481,070

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
     At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At June 30, 2007, the interest rate swaps had an aggregate fair value of approximately $2.5 million, which is reflected under the caption “Other Assets.” The Company redesignated the hedging relationship in February 2007 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. The Company assesses, on a quarterly basis, the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Other investment income” on its consolidated condensed statement of income. During the three and six months ended June 30, 2007, the Company incurred a gain of $112,000 and $54,000, respectively, related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     During the quarter ended June 30, 2007, pretax income of $264,000 ($172,000 net of tax) was reclassified into interest expense as adjustments to interest payments on variable rate debt. In addition, an amount of $163,000 ($106,000 net of tax) was reclassified into earnings from accumulated other comprehensive income associated with the previous termination of the hedging relationship in the fourth quarter of 2006. At June 30, 2007, accumulated other comprehensive income included a deferred after-tax net loss of $6,000 related to the interest rate swaps.
     During the six months ended June 30, 2007, pretax income of $543,000 ($353,000 net of tax) was reclassified into interest expense as adjustments to interest payments on variable rate debt. In addition, an amount of $324,000 ($211,000 net of tax) was reclassified into earnings from accumulated other comprehensive income associated with the previous termination of the hedging relationship in the fourth quarter of 2006. At June 30, 2007, the remaining amount of loss recorded in accumulated other comprehensive income associated with previous terminated hedging relationship was $2.2 million ($1.4 million net of tax). This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
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

     As of January 1, 2007, the Company maintained a liability for uncertain tax positions in the amount of $1.1 million which consists solely of accrued interest related to a tax position that involves the uncertain timing of a deduction claimed on a tax return. Accrued interest and applicable penalties, if any, on uncertain tax positions are recorded as a component of income taxes but is not significant for the quarter ended June 30, 2007. The uncertain tax position is currently under examination and, if resolved favorably, may decrease the Company’s effective tax rate within the next 12 months. The years that remain subject to federal tax examination are all years after 2002.
NOTE D – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Income available to common shareholders:
Income from continuing operations	$22,967	$5,680	$45,591	$44,526
Income from discontinued operations	396	19,701	463	20,362

Net income for basic and diluted earnings per share	$23,363	$25,381	$46,054	$64,888

Weighted average shares outstanding — basic earnings per share	30,353	33,992	30,289	39,309
Effect of dilutive securities:
Employee stock options and other shares	804	717	817	785

Weighted average shares outstanding — dilutive earnings per share	31,157	34,709	31,106	40,094

Basic earnings per share:
From continuing operations	$0.76	$0.17	$1.51	$1.13
From discontinued operations	0.01	0.58	0.01	0.52

Net income	$0.77	$0.75	$1.52	$1.65

Diluted earnings per share:
From continuing operations	$0.74	$0.16	$1.47	$1.11
From discontinued operations	0.01	0.57	0.01	0.51

Net income	$0.75	$0.73	$1.48	$1.62

     As of June 30, 2007, 26,917,310 shares of Class A-1 common stock were issued, of which 26,852,260 were outstanding and 65,050 shares were held in treasury and 3,952,204 shares of Class A-2 common stock were issued, of which 3,892,678 shares were outstanding and 59,526 shares were held in treasury.
NOTE E – COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
Academic Management Services Corp. — Related Litigation
     As previously disclosed, in May and June 2004, HealthMarkets and certain officers and current and former directors of HealthMarkets were named as defendants in four separate class action suits arising out of HealthMarkets’ announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly-owned subsidiary of HealthMarkets until its disposition in November 2003. On October 18, 2004, the four separate cases were consolidated as a single action, in HealthMarkets Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division. On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased HealthMarkets common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended Consolidated Complaint alleging among other things that HealthMarkets, AMS, the Company’s former chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On July 11, 2005, defendants filed a motion to dismiss the consolidated complaint. The Court denied the motion to dismiss the complaint on September 29, 2006. On May 2, 2007, the parties executed a memorandum of understanding confirming the terms of a settlement of this matter. The Company currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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
Regulatory Matters
     On March 22, 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries. The Company believes that approximately 36 states have elected to participate in the examination, which commenced in May 2005 and is ongoing. The examiners have completed the onsite phases of the examination. An exit interview was held on July 17, 2006, in which representatives of the lead states participated. The Company received a draft of the examination report on July 31, 2007. The Company is in the process of evaluating the draft examination report and will respond to it in a timely manner.
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
     Revenues from continuing operations, income (loss) from continuing operations before federal income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$362,380	$366,401	$722,620	$729,770
Life Insurance Division	22,706	21,769	44,260	43,828
Other Insurance	7,882	9,454	15,508	19,321

Total Insurance	392,968	397,624	782,388	792,919
Other Key Factors	10,138	9,926	25,859	24,481
Intersegment Eliminations	(490)	(300)	(978)	(579)

Total revenues excluding disposed operations	402,616	407,250	807,269	816,821
Disposed Operations:
Student Insurance Division	—	70,815	—	135,914
Star HRG	41	37,478	9	75,963

Total Disposed Operations	41	108,293	9	211,877

Total revenues	$402,657	$515,543	$807,278	$1,028,698

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$49,500	$72,216	$84,930	$119,239
Life Insurance Division	488	1,775	517	2,156
Other Insurance	1	1,026	1,761	2,747

Total Insurance	49,989	75,017	87,208	124,142
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(13,412)	(17,633)	(18,473)	(13,705)
Merger transaction expenses	—	(47,357)	—	(48,019)
Variable stock-based compensation benefit (expense)	(1,546)	(490)	5	(730)

Total Other Key Factors	(14,958)	(65,480)	(18,468)	(62,454)

Total operating income excluding disposed operations	35,031	9,537	68,740	61,688

Disposed Operations:
Student Insurance Division	53	2,544	330	7,209
Star HRG Division	90	1,647	169	3,295

Total Disposed Operations	143	4,191	499	10,504

Total income from continuing operations before federal income taxes	$35,174	$13,728	$69,239	$72,192

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$895,062	$930,856
Life Insurance Division	540,275	552,723
Other Insurance	15,654	20,419

Total Insurance	1,450,991	1,503,998
Other Key Factors	625,764	943,360

Total Assets excluding Disposed Operation	2,076,755	2,447,358

Disposed Operations:
Student Insurance Division	82,562	124,738
Star HRG Division	—	16,233

Total Disposed Operations	82,562	140,971

Total assets	$2,159,317	$2,588,329

     The Student Insurance Division assets of $82.6 million at June 30, 2007 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group, Incorporated.
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
     Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense (1)	$1,476	$2,986	$6,097	$5,491
Other Key Factors variable non-cash stock-based compensation (benefit) expense (2)	1,546	490	(5)	730

Total Agent Plan compensation expense	3,022	3,476	6,092	6,221

Related Tax Benefit	1,058	1,217	2,132	2,177

Net expense included in financial results	$1,964	$2,259	$3,960	$4,044

(1)	Represents the cost of Class A-2 common stock (determined by reference to the prevailing fair value of Class A-2 common stock as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of HealthMarkets (formerly UICI) common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Condensed Statement of Operations.

(2)	Represents the total stock-based compensation expense associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Variable non-cash stock-based compensation expense” on the Company’s Consolidated Condensed Statement of Operations.
     In connection with the extraordinary cash dividend (see Note I), the Company added 317,336 unvested credits to the Agent Plans in order to maintain the value of each agent’s account after payment of the dividend.
     At December 31, 2006, the Company had recorded 1,373,456 unvested matching credits associated with the Agent Plans, of which 423,145 vested in January 2007. Upon vesting, the Company increased additional paid-in capital by $17.3 million, decreased treasury shares by $3.9 million and decreased other liabilities by $21.2 million. At June 30, 2007, the Company had recorded 1,403,131 unvested matching credits.
     Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows because issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
     At an Executive Compensation Committee meeting held on March 29, 2007, the Committee approved the granting of 4,000 options to purchase shares of Class A-1 common stock at an exercise price of $50.73 to an individual that did not begin employment until April 9, 2007 which corresponds to the grant date. At an Executive Compensation Committee meeting held on May 3, 2007, the Committee approved the granting of 36,500 options to purchase shares of Class A-1 common stock at an exercise price of $50.73, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
     At the Board of Directors meeting held on May 3, 2007, the Board approved an amendment to the 1987 Stock Option Plan (the“1987 Plan”) which provided that in the event of an extraordinary cash dividend, the Company may make such adjustments to options granted under the 1987 Plan as it determines are equitable and/or appropriate. The Board approved an adjustment to options pursuant to which the number of options increased and the exercise price of such options decreased. The value of the options was maintained pre- and post-dividend. To prevent a dilution in the rights of participants in the 2006 Management Stock Option Plan (the “2006 Plan”), the Board of Directors also approved an adjustment of options granted under the 2006 Plan pursuant to which the exercise price was reduced by $10.51 per share – the amount of the extraordinary cash dividend. The Company recognized a pre-tax expense of $1.6 million in the second quarter in connection with the modifications. The remaining modification expense of $1.8 million will be recognized over the remaining life of the options.
     Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established:

	Options Outstanding for		Performance-Based
	Accounting		Options with
	(Excludes Options with no		No Performance Based		Combined
	Performance Criteria)		Goals Established		Total
		Average		Average
	Number	Option	Number	Option	Number
	Of	Price per	Of	Price per	Of
	Shares	Share ($)	Shares	Share ($)	Shares

Outstanding options at March 31, 2007	1,089,303	36.43	318,759	39.55	1,408,062
Granted (a)	27,001	40.22	13,499	40.22	40,500
Modification additions (b)	24,862				24,862
Expired	—	—	—	—	—
Cancelled	(29,998)	36.17	(10,002)	36.17	(40,000)
Exercised	(20,188)	7.34	—		(20,188)

Outstanding options at June 30, 2007	1,090,980	26.92	322,256	29.57	1,413,236

Options exercisable at June 30, 2007	253,995	18.96	—	—	253,995

(a)	Includes 4,000 options approved by the Executive Compensation Committee on March 29, 2007 for an individual whose employment commenced in April, 2007.

(b)	Includes 24,862 shares added in connection with the amendment of the 1987 Plan options.
NOTE H – TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its Merger and, as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At June 30, 2007, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 53.6%, 22.0% and 11.0%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors; in particular, Chinh E. Chu and Matthew Kabaker serve as Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Sumit Rajpal serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.
     In accordance with the terms of Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, the advisory affiliates of each of the Private Equity Investors agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.5 million and $1.3 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees in the amount of $12.5 million payable with respect to 2007 were paid in full to the advisory affiliates of the Private Equity Investors on January 3, 2007. The Company has expensed $6.3 million through June 30, 2007.

     On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class
A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners were paid dividends in the amount of $173.3 million, $71.0 million and $35.5 million, respectively. See Note I.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. On July 18, 2007, the Company funded the first capital call in the amount of $1.5 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls, the first of which is expected during the third quarter of 2007.
NOTE I – EXTRAORDINARY CASH DIVIDEND
     On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class
A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, the Company paid dividends to stockholders in the aggregate amount of $317.0 million.

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
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Revenue:
Premiums:
Health	$334,504	$448,480	(25.4)%	$668,266	$891,030	(25.0)%
Life premiums and other considerations	17,444	16,341	6.7%	33,825	32,480	4.1%

Total premium	351,948	464,821	(24.3)%	702,091	923,510	(24.0)%
Investment income	26,271	24,155	8.8%	52,731	51,313	2.8%
Other income	27,593	26,201	5.3%	53,208	51,334	3.7%
Gains on sale of investments	(3,155)	366	NM	(752)	2,541	NM

Total revenues	402,657	515,543	(21.9)%	807,278	1,028,698	(21.5)%
Benefits and Expenses:
Benefits, claims, and settlement expenses	196,513	255,797	(23.2)%	411,844	528,522	(22.1)%
Underwriting, policy acquisition costs, and insurance expenses	131,898	155,098	(15.0)%	253,896	310,505	(18.2)%
Variable stock compensation (benefit) expense	1,546	490	NM	(5)	730	NM
Other expenses	24,677	77,872	(68.3)%	46,459	102,411	(54.6)%
Interest expense	12,849	12,558	2..3%	25,845	14,338	80.3%

Total expenses	367,483	501,815	(26.8)%	738,039	956,506	(22.8)%

Income from continuing operations before income taxes	35,174	13,728	NM	69,239	72,192	(4.1)%
Federal income taxes	12,207	8,048	51.7%	23,648	27,666	(14.5)%

Income from continuing operations	22,967	5,680	NM	45,591	44,526	2.4%
Income from discontinued operations (net of income tax)	396	19,701	(98.0)%	463	20,362	(97.7)%

Net income	$23,363	$25,381	(8.0)%	$46,054	$64,888	(29.0)%

NM: not meaningful

     Revenues and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$362,380	$366,401	$722,620	$729,770
Life Insurance Division	22,706	21,769	44,260	43,828
Other Insurance	7,882	9,454	15,508	19,321

Total Insurance	392,968	397,624	782,388	792,919
Other Key Factors	10,138	9,926	25,859	24,481
Intersegment Eliminations	(490)	(300)	(978)	(579)

Total revenues excluding disposed operations	402,616	407,250	807,269	816,821
Disposed Operations:
Student Insurance Division	—	70,815	—	135,914
Star HRG	41	37,478	9	75,963

Total Disposed Operations	41	108,293	9	211,877

Total revenues	$402,657	$515,543	$807,278	$1,028,698

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$49,500	$72,216	$84,930	$119,239
Life Insurance Division	488	1,775	517	2,156
Other Insurance	1	1,026	1,761	2,747

Total Insurance	49,989	75,017	87,208	124,142
Other Key Factors:
Investment income on equity, realized gains and losses, interest expense, general corporate expenses and other	(13,412)	(17,633)	(18,473)	(13,705)
Merger transaction expenses	—	(47,357)	—	(48,019)
Variable stock-based compensation benefit(expense)	(1,546)	(490)	5	(730)

Total Other Key Factors	(14,958)	(65,480)	(18,468)	(62,454)

Total operating income excluding disposed operations	35,031	9,537	68,740	61,688

Disposed Operations:
Student Insurance Division	53	2,544	330	7,209
Star HRG Division	90	1,647	169	3,295

Total Disposed Operations	143	4,191	499	10,504

Total income from continuing operations before federal income taxes	$35,174	$13,728	$69,239	$72,192

     HealthMarkets’ results of operations for the three and six months ended June 30, 2007 were particularly impacted by the following factors:
Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency (“SEA”) Division for the three and six months ended June 30, 2007 and 2006:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$327,183	$332,888	(1.7)%	$653,840	$664,653	(1.6)%
Investment income (1)	7,681	8,066	(4.8)%	15,590	15,976	(2.4)%
Other income	27,516	25,447	8.1%	53,190	49,141	8.2%

Total revenues	362,380	366,401	(1.1)%	722,620	729,770	(1.0)%
Expenses:
Benefit expenses	177,885	165,587	7.4%	376,493	352,070	6.9%
Underwriting and policy acquisition expenses	119,740	113,196	5.8%	231,817	228,056	1.6%
Other expenses	15,255	15,402	(1.0)%	29,380	30,405	(3.4)%

Total expenses	312,880	294,185	6.4%	637,690	610,531	4.4%

Operating income	$49,500	$72,216	(31.5)%	$84,930	$119,239	(28.8)%

Other operating data:
Loss ratio (2)	54.4%	49.7%		57.6%	53.0%
Expense ratio (3)	36.6%	34.0%		35.5%	34.3%

Combined ratio	91.0%	83.7%		93.1%	87.3%
Average number of writing agents in period	2,037	2,232		2,070	2,204
Submitted annualized volume (4)	$185,163	$204,601		$385,826	$418,187

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	Defined as total benefit expenses as a percentage of earned premium revenue.

(3)	Defined as total underwriting and policy acquisition expenses as a percentage of earned premium revenue.

(4)	Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.
     The SEA Division reported operating income in the three and six month periods ended June 30, 2007 of $49.5 million and $84.9 million, respectively, compared to operating income of $72.2 million and $119.2 million in the corresponding 2006 period. The decrease in operating income in the three-month period ended June 30, 2007 was primarily due to an increase in the loss ratio (from 49.7% in the 2006 three-month period to 54.4% in the 2007 three-month period) and an increase in underwriting and policy acquisition expenses.
     Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and six month periods ended June 30, 2007 was 15.1% and 13.0%, compared to operating margin of 21.7% and 17.9% in the corresponding 2006 period. The decrease in operating margin is attributable primarily to the period-over-period increase in the loss ratio as a result of a product mix shift to new health insurance products in the Company’s recently introduced CareOne product suite (which provide a higher proportion of the premium as benefits) and cost containment expenses resulting from the Company’s initiatives to control medical costs, the benefits of which have not yet been fully realized. In addition, the Company has incurred additional costs related to certain project initiatives to enhance its administrative systems.
     In the second quarter of 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million. During the second quarter of 2007, a reduction to the claim liability (approximately $5.0 million) was attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit available with certain scheduled/basic health insurance products. This adjustment reflects increasing reliance upon actual historical data for the ACE rider and no longer utilizes large claim data derived from other products, though overall claims experience has been used where the historical ACE data is not sufficient. Previously, the completion factors were calculated partially based upon historical data derived from large claims on other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.
     In the three and six months ended June 30, 2007, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $185.2 million and $385.8 million, respectively, from $204.6 million and $418.2 million, respectively, in the corresponding 2006 periods. The period-over-period decreases in submitted annualized premium volume were attributable primarily to a decrease in the average number of writing agents in the field from 2,232 for the three months ended June 30, 2006 to 2,037 for the three months ended June 30, 2007 and a 3.5% decrease in the weekly applications submitted per writing agent. This was partially offset by a 4.8% increase in the average premium per policy in the second quarter of 2007 compared to the comparable period in 2006.
     The Company is in the process of implementing several new initiatives established to increase the average number of writing agents and agent productivity through the use of new commission incentive programs, new products and geographic expansion.
Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and six months ended June 30, 2007 and 2006:

	Life Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$17,259	$16,376	5.4%	$33,529	$32,577	2.9%
Investment income (1)	5,145	5,097	1.0%	10,234	10,182	0.5%
Other income	302	296	1.7%	497	1,069	(53.5)%

Total revenues	22,706	21,769	4.3%	44,260	43,828	1.0%
Expenses:
Benefit expenses	13,701	10,840	26.4%	27,580	22,722	21.4%
Underwriting and policy acquisition expenses	8,517	9,154	(7.0)%	16,163	18,950	(14.7)%

Total expenses	22,218	19,994	11.1%	43,743	41,672	5.0%

Operating income	$488	$1,775	(72.5)%	$517	$2,156	(76.0)%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.
     The Company’s Life Insurance Division reported operating income in the three and six month periods ended June 30, 2007 of $488,000 and $517,000, respectively, compared to operating income of $1.8 million and $2.2 million in the corresponding 2006 periods. The decrease in operating income for the three and six month periods ended June 30, 2007 compared to the corresponding 2006 periods was primarily attributable to an increase in death and workers’ compensation claims during the first half of 2007 partially offset by a decrease in administrative expenses and a first quarter decrease in the amortization of deferred acquisition costs. The decrease in amortization of deferred acquisition costs in the first quarter 2007 period is associated with the refinement of the calculation due to the availability of additional information from the conversion to new actuarial reserving software. Partially offsetting the decrease in amortization of deferred acquisition costs was an increase in unearned revenue liability which decreased premium revenue. The increase in unearned revenue liability is also associated with the refinement of the calculation associated with additional information from the conversion to the new actuarial software.

     In the three and six months ended June 30, 2007, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $4.6 million and $8.9 million, compared to $5.9 million and $11.5 million in the corresponding 2006 period. The second quarter 2007 decrease in annualized premium was primarily due to a decrease in the number of agents.
Other Insurance
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance division for the three and six months ended June 30, 2007 and 2006:

	Other Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue:
Earned premium revenue	$7,465	$9,126	(18.2)%	$14,713	$18,664	(21.2)%
Investment income (1)	387	321	20.6%	747	617	21.1%
Other income	30	7	NM	48	40	20.0%

Total revenues	7,882	9,454	(16.6)%	15,508	19,321	(19.7)%
Expenses:
Benefit expenses	5,074	5,505	(7.8)%	8,249	10,700	(22.9)%
Underwriting and policy acquisition expenses	2,807	2,923	(4.0)%	5,498	5,874	(6.4)%

Total expenses	7,881	8,428	(6.5)%	13,747	16,574	(17.1)%

Operating income	$1	$1,026	(99.9)%	$1,761	$2,747	(35.9)%

Other operating data:
Loss ratio (2)	68.0%	60.3%		56.1%	57.3%
Expense ratio (3)	37.6%	32.0%		37.4%	31.5%

Combined ratio	105.6%	92.3%		93.5%	88.8%

(1)	Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business division’s reported operating results would change if different methods were applied.

(2)	The loss ratio represents benefits, claims and settlement expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums. The expense ratio represents underwriting, contract acquisition costs and expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.
     The Other Insurance division consists of the operations of ZON Re USA LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.
     For the three and six months ended June 30, 2007, operating income was $1,000 on revenues of $7.9 million and $1.8 million on revenues of $15.5 million, respectively, compared to $1.0 million in operating income on revenues of $9.5 million and $2.7 million in operating income on revenue of $19.3 million, respectively, for corresponding periods in 2006. The decrease in the revenue is due to lower sales for the current year related to increased competitive pressure, which impacts new and renewal business. The increase in the loss ratio from 60.3% for the three months ended June 30, 2006 to 68.0% for the three months ended June 30, 2007 is mainly due to the two large claims on the reinsured business during the second quarter of 2007. In addition to the higher than expected loss ratio, during the quarter the division incurred increased legal fees and settlement costs due to the settlement of certain litigation.
     The minor decrease in the loss ratio from 57.3% for the six months ended June 30, 2006 to 56.1% for the six months ended June 30, 2007 is due to better than anticipated experience on some contracts expiring during the first quarter of 2007.

Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items.
     Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three and six months ended June 30, 2007 and 2006:

	Other Key Factors
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Investment income on equity	$10,836	$7,346	47.5%	$21,941	$17,182	27.7%
Realized gain (losses) on investments	(3,155)	366	NM	(752)	2,541	NM
Merger transaction expenses	—	(47,357)	(100.0)%	—	(48,019)	(100.0)%
Interest expense on non-student loan debt	(11,424)	(10,978)	4.1%	(22,879)	(11,310)	NM
Variable stock-based compensation benefit (expense)	(1,546)	(490)	NM	5	(730)	NM
General corporate expenses and other	(9,669)	(14,367)	(32.7)%	(16,783)	(22,118)	(24.1)%

Operating (expense) income	$(14,958)	$(65,480)	(77.2)%	$(18,468)	$(62,454)	(70.4)%

     The Other Key Factors segment reported an operating loss in the three and six month periods ended June 30, 2007 of $15.0 million and $18.5 million, respectively, compared to operating losses of $65.5 million and $62.5 million, respectively in the corresponding 2006 periods.
     The decrease in operating loss in the 2007 periods is primarily due to merger related expenses incurred in 2006 partially offset by additional interest expense in the 2007 period associated with the second quarter 2006 Merger-related indebtedness. The decrease in general corporate expenses and other during 2007 compared to 2006 primarily reflects a decrease in spending with external professional service firms for various company initiatives. During the three months ended June 30, 2007, the Company expensed $2.9 million of capitalized debt issuance costs related to the prepayment of principal in the amount of $75.0 million on its term loan facility. This additional amount is included in Gains on Sales of Investments in the Company’s statement of income in those periods. See Note B of Notes to Consolidated Condensed Financial Statements (Unaudited).
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenues from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the six months ended June 30, 2007, net cash provided by operations totaled approximately $55.4 million, compared to $24.7 million in the corresponding period of 2006.
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
     At June 30, 2007 and December 31, 2006, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $52.3 million and $311.5 million, respectively. The decrease for the six months ended June 30, 2007 is mainly due to a dividend payment in the amount of $317.0 million and a $75.0 million principal payment on the Term loan, partially offset by $55.4 million of net cash generated from operations.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2007 (through August 09, 2007), the Company’s domestic insurance subsidiaries declared and paid dividends to HealthMarkets, LLC in the amount of $122.2 million, including an extraordinary dividend in the amount of $100.0 million. The extraordinary dividend resulted in the liquidation of approximately $83.6 million of fixed maturities. The remaining amount of ordinary dividends in calendar year 2007 that could be paid by the Company’s domestic insurance subsidiaries to HealthMarkets, LLC is approximately $49.0 million. As it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance subsidiaries to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements. The agreements governing certain indebtedness incurred by the Company in connection with the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
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
     Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at June 30, 2007 and December 31, 2006 (dollars in thousands):

	At June 30, 2007	At December 31, 2006
Corporate indebtedness	$481,070	$556,070
Student loan credit facility	105,100	118,950
Future policy benefits	460,488	453,715
Claim liabilities	489,675	517,132
Capital lease obligations	982	1,709

Total	$1,537,315	$1,647,576

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
     At each of June 30, 2007 and December 31, 2006, the Company had $11.8 million and $9.6 million, respectively, of letters of credit outstanding relating to its insurance operations.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2007. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7A – Quantitative and Qualitative Disclosures about Market Risk.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three months ended June 30, 2007, the Company did not issue any unregistered shares of its Class A-1 or Class A-2 common stock.
          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three-month period ended June 30, 2007.

			Total Number of Shares
	Total Number of	Average Price	Purchased as Part of	Maximum Number of Shares
	Shares	Paid per Share	Publicly Announced	That May Yet Be Purchased
Period	Purchased(1)	($)	Plans or Programs	Under The Plan or Program

4/1/07-4/30/07	—	—	—	—
5/1/07-5/31/07	30,464	40.22	—	—
6/1/07-6/30/07	34,586	40.22	—	—

Totals	65,050	40.22	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 65,050 shares purchased from former or current officers or employees of the Company.
          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended June 30, 2007, pursuant to the terms of the Company’s agent stock accumulation plans established for the benefit of the Company’s agents (See Note G of the Notes to Consolidated Condensed Financial Statements):

			Total Number of Shares
	Total Number of	Average Price	Purchased as Part of	Maximum Number of Shares
	Shares	Paid per Share	Publicly Announced	That May Yet Be Purchased
Period	Purchased(1)	($)	Plans or Programs	Under The Plan or Program

4/1/07-4/30/07	218,247	49.98	—	—
5/1/07-5/31/07	118,311	45.54	—	—
6/1/07-6/30/07	59,526	40.22	—	—

Totals	396,084	47.19	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 396,084 shares purchased with respect to the stock accumulation plans established for the benefit of Company’s agents.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on May 23, 2007. As of March 30, 2007, the record date for the meeting, 30,355,947 shares of common stock were issued and 30,354,995 shares were outstanding. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld/Against
Allen F. Wise	26,900,160	0
William J. Gedwed	26,900,160	0
Chinh E. Chu	26,900,160	0
Adrian M. Jones	26,900,160	0
Mural R. Josephson	26,900,160	0
Matthew S. Kabaker	26,900,160	0
Andrew S. Kahr	26,900,160	0
Kamil M. Salame	26,900,160	0
Steven J. Shulman	26,900,160	0
Nathaniel Zilkha was not a nominee for election because he notified the Company on May 14, 2007 that he was resigning from the Board of Directors of the Company.
     The results of the voting for the proposal to amend the Company’s Certificate of Incorporation to permit the redemption of Class A-2 Common Stock outstanding for less than six (6) months where such redemption is permitted under the Company’s agent stock accumulation plans were as follows:

For	Against	Abstain
26,900,160	0	0
     The results of the voting for the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the accounts of the Company for the fiscal year ending December 31, 2007 were as follows:

For	Against	Abstain
26,900,160	0	0

ITEM 6 – EXHIBITS
(a) Exhibits.

Exhibit
No.	Description

3.1	Certificate of Incorporation of HealthMarkets, Inc. as amended as of June 5, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, President and
Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael E. Boxer, Executive Vice
President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of
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

HealthMarkets, Inc. (Registrant)
Date: August 10, 2007	/s/ William J. Gedwed
William J. Gedwed, President, Chief Executive
Officer and Director

Date: August 10, 2007	/s/ Michael E. Boxer
Michael E. Boxer, Executive Vice President
and Chief Financial Officer