Form 10-Q
period 2007-09-30
HealthMarkets, Inc.
filed 2007-11-14
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-14953

HEALTHMARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2044750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9151 Boulevard 26, North Richland Hills, Texas 76180
(Address of principal executive offices, zip code)
(817) 255-5200
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☑       No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☑
     On October 26, 2007 the registrant had 26,816,670 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,758,559 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Third Quarter 2007 Form 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2007—$1,348,980 ; 2006—$1,391,275)	$1,326,701	$1,374,403
Equity securities, at fair value (cost: 2007—$312 ; 2006—$283)	351	318
Policy loans	14,336	14,625
Short-term and other investments	167,122	412,498

Total investments	1,508,510	1,801,844
Cash and cash equivalents	—	32,756
Student loans	97,365	105,846
Restricted cash	9,464	16,238
Investment income due and accrued	20,964	22,633
Due premiums	3,879	3,299
Reinsurance receivables	75,618	155,283
Agents’ and other receivables	51,071	39,232
Deferred acquisition costs	200,000	197,757
Property and equipment, net	72,411	64,436
Goodwill and other intangible assets	85,585	86,871
Recoverable federal income taxes	—	23,929
Other assets	36,454	38,205

Total assets	$2,161,321	$2,588,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$463,643	$453,715
Claims	457,803	517,132
Unearned premiums	92,691	151,758
Other policy liabilities	10,808	12,569
Accounts payable and accrued expenses	56,883	48,363
Cash overdraft	2,132	—
Other liabilities	98,536	128,018
Federal Income tax payable	2,514	—
Deferred federal income tax	75,438	73,575
Debt	481,070	556,070
Student loan credit facility	101,800	118,950
Net liabilities of discontinued operations	2,708	3,794

Total liabilities	1,846,026	2,063,944

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	309	300
Additional paid-in capital	52,543	12,529
Accumulated other comprehensive loss	(17,581)	(12,552)
Retained earnings	290,519	527,978
Treasury stock, at cost	(10,495)	(3,870)

Total stockholders’ equity	315,295	524,385

Total liabilities and stockholders’ equity	$2,161,321	$2,588,329

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Health premiums	$330,742	$395,557	$999,008	$1,286,587
Life premiums and other considerations	18,165	16,664	51,990	49,144

	348,907	412,221	1,050,998	1,335,731
Investment income	25,231	25,699	77,963	77,012
Other income	25,561	25,456	78,768	76,790
Gains (losses) on sales of investments	(458)	99,192	(1,210)	101,733

	399,241	562,568	1,206,519	1,591,266

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	188,755	226,881	600,599	755,403
Underwriting, acquisition, and insurance expenses	126,791	140,332	380,682	451,567
Other expenses	21,374	27,782	67,833	130,193
Interest expense	11,826	13,421	37,671	27,759

	348,746	408,416	1,086,785	1,364,922

Income from continuing operations before income taxes	50,495	154,152	119,734	226,344
Federal income taxes	17,240	64,278	40,888	91,944

Income from continuing operations	33,255	89,874	78,846	134,400

Income from discontinued operations, net of income tax	226	301	689	20,663

Net income	$33,481	$90,175	$79,535	$155,063

Basic earnings per share:
Income from continuing operations	$1.08	$3.01	$2.59	$3.68
Income from discontinued operations	0.01	0.01	0.03	0.57

Net income per share, basic	$1.09	$3.02	$2.62	$4.25

Diluted earnings per share:
Income from continuing operations	$1.05	$2.94	$2.52	$3.60
Income from discontinued operations	0.01	0.01	0.02	0.56

Net income per share, diluted	$1.06	$2.95	$2.54	$4.16

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$33,481	$90,175	$79,535	$155,063

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	13,523	31,609	(6,093)	(7,518)
Reclassification for investment gains (losses) included in net income	42	(679)	690	(187)

Effect on other comprehensive income from investment securities	13,563	30,930	(5,403)	(7,705)

Unrealized losses on derivatives used in cash flow hedging during the period	(4,788)	(5,092)	(2,050)	(2,568)
Reclassification adjustment for losses included in net income	(30)	(27)	(303)	(47)

Effect on other comprehensive income from hedging activities	(4,818)	(5,119)	(2,353)	(2,615)

Other comprehensive income (losses) before tax	8,747	25,811	(7,756)	(10,320)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,051	9,033	(2,727)	(3,613)

Other comprehensive income (loss) net of tax	5,696	16,778	(5,029)	(6,707)

Comprehensive income	$39,177	$106,953	$74,506	$148,356

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities:
Net income	$79,535	$155,063
Income from discontinued operations	(689)	(20,663)
Adjustments to reconcile net income to cash provided by operating activities:
Gains (losses) on sales of investments	1,210	(101,733)
Change in deferred income taxes	4,592	1,348
Depreciation and amortization	19,327	17,349
Equity based compensation expense	4,046	3,076
Variable non-cash stock-based compensation	2,547	3,024
Changes in assets and liabilities, net of effects from acquisitions:
Investment income due and accrued	(1,418)	(2,642)
Due premiums	(580)	123
Reinsurance receivables	79,665	(20,985)
Other receivables	(15,847)	3,894
Deferred acquisition costs	(2,243)	2,371
Prepaid monitoring fees	(3,125)	—
Current income tax payable	26,443	40,623
Policy liabilities	(104,840)	(2,816)
Other liabilities and accrued expenses	(2,900)	14,377
Other items, net	70	(479)

Cash provided by continuing operations	85,797	91,930
Cash (used in) provided by discontinued operations	(397)	19,825

Net cash provided by operating activities	85,396	111,755

Investing Activities:
Decrease in investment assets	287,780	34,896
Decrease in student loans	9,915	6,210
Decrease in restricted cash	6,774	2,996
Purchase of property and equipment	(22,584)	(9,601)
Intangible asset acquired	—	(47,500)
Distribution from investment in Grapevine Finance LLC	581	71,929
Decrease (increase) in agents’ receivables	3,700	(6,835)
Decrease in other investing activities	—	10,321

Net cash used in investing activities	286,166	62,416

Financing Activities:
Increase in investment products	(5,387)	(7,038)
Repayment of student loan credit facility	(17,150)	(8,000)
Debt proceeds (proceeds received for merger)	—	603,100
Repayment of debt	(75,000)	(62,500)
Purchase of treasury stock	(30,318)	(1,618,103)
Dividends paid	(316,996)	—
Change in cash overdraft	2,132	(3,736)
Capitalized debt issuance costs	—	(32,539)
Equity costs related to Merger	—	(31,650)
Excess tax benefits from equity-based compensation	126	1,289
Contributions from private equity investors	—	985,000
Proceeds from issuance of common stock, net of expenses	404	2,449
Proceeds from sale of shares to agent plans	37,822	6,356
Other	49	621

Net cash used in financing activities	(404,318)	(164,751)

Net change in cash and cash equivalents	(32,756)	9,420
Cash and cash equivalents at beginning of period	32,756	—

Cash and cash equivalents at end of period in continuing operations	$—	$9,420

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Claim Liability Estimates – Self-Employed Agency Division
     As more particularly described below, results at the SEA Division for the nine months ended September 30, 2007 reflected benefits associated with refinements in the Company’s estimate of its claim liability. For financial reporting purposes, these refinements are considered to be changes in estimates resulting from additional information.
     During the second and third quarters of 2007, the Company experienced a reduction to the claim liability of $5.0 million and $4.5 million, respectively. The decrease in the third quarter is attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit available with certain scheduled/basic health insurance products. The reduction in the second quarter reflects an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products. Also, during the third quarter of 2007, the claim liability was reduced by $12.4 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS 159 on the Consolidated Condensed Financial Statements.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 will be effective for financial statements issued for fiscal year 2008. The Company is currently evaluating the impact, if any, of FAS 157 on the Consolidated Condensed Financial Statements.

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
2. DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company, entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing, and the proceeds were used to fund a portion of the consideration paid in the Merger. At September 30, 2007, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
     The revolving credit facility will mature on April 5, 2011, and the term loan facility will mature on April 5, 2012. The term loan requires nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”).
     On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the Trust Securities will be paid at the same interest rates paid on the Notes.
     The Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness of HealthMarkets, LLC. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the Trust Securities. The guarantee is subordinated to the same extent as the Notes.
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

     On April 29, 2004, UICI Capital Trust I (a newly formed Delaware statutory business trust, the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the 2004 Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15, and November 15 of each year. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes.
     The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

			Interest Expense
	Principal Amount		Three Months	Nine Months
	at	Interest rate at	Ended	Ended
	September 30, 2007	September 30, 2007	September 30, 2007	September 30, 2007

2006 credit agreement:
Term loan	$362,500	6.36%	$5,617	$18,861
$75 Million revolver (non-use fee)	—	N/A	40	121
Trust preferred securities:
UICI Capital Trust I	15,470	9.06%	355	1,044
HealthMarkets Capital Trust I	51,550	8.74%	1,115	3,294
HealthMarkets Capital Trust II	51,550	8.37%	1,102	3,271
Other:
Interest on Deferred Tax	—	8.0%	1,065	3,219
Student loan credit facility	101,800	6.52%	1,465	4,430
Amortization of financing fees	—	N/A	1,067	3,431

Total	$582,870		$11,826	$37,671

     Principal payments required for the Company’s non-student loan debt for the remainder of 2007 and each of the next five years and thereafter are as follows (in thousands):

Remainder of 2007	$—
2008	—
2009	—
2010	—
2011	—
2012	362,500
2013 and thereafter	118,570

$481,070

     Management uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with the term loan credit facility discussed above. The derivative instrument used by the Company to protect against such risk is the interest rate swap. The Company accounts for its interest rate swaps in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.
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
     At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At September 30, 2007, the interest rate swaps had an aggregate fair value of approximately $2.6 million, which is reflected under the caption “Other Liabilities.” The Company redesignated the hedging relationship in February 2007 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. The Company assesses, on a quarterly basis, the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Other investment income” on its consolidated condensed statement of income. During the three and nine months ended September 30, 2007, the Company incurred a loss of $78,000 and $24,000, respectively, related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     During the quarter ended September 30, 2007, pretax income of $273,000 ($177,000 net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt. In addition, $165,000 ($107,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
     During the nine months ended September 30, 2007, pretax income of $816,000 ($530,000 net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt. In addition, $489,000 ($318,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006. At September 30, 2007, accumulated other comprehensive income included a deferred after-tax net loss of $3.1 million related to the interest rate swaps of which $2.0 million ($1.3 million net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
     The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.
3. FEDERAL INCOME TAXES
     In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS No. 109 Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from the tax position taken or expected to be taken in a tax return. Adoption of this pronouncement did not effect the Company’s financial position and no cumulative effect adjustment was required to the January 1, 2007 balance of retained earnings.

     As of January 1, 2007, the Company maintained a liability for uncertain tax positions in the amount of $1.1 million which consists solely of accrued interest related to a tax position that involves the uncertain timing of a deduction claimed on a tax return. Accrued interest and applicable penalties, if any, on uncertain tax positions are recorded as a component of income taxes but is not significant for the quarter ended September 30, 2007. The uncertain tax position is currently under examination. The years that remain subject to federal tax examination are all years after 2002.
4. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Income from continuing operations	$33,255	$89,874	$78,846	$134,400
Income from discontinued operations	226	301	689	20,663

Net income available to common shareholders	$33,481	$90,175	$79,535	$155,063

Weighted average shares outstanding, basic	30,675	29,825	30,398	36,466
Dilutive effect of stock options and other shares	951	748	858	764

Weighted average shares outstanding, dilutive	31,626	30,573	31,256	37,230

Basic earnings per share:
From continuing operations	$1.08	$3.01	$2.59	$3.68
From discontinued operations	0.01	0.01	0.03	0.57

Net income per share, basic	$1.09	$3.02	$2.62	$4.25

Diluted earnings per share:
From continuing operations	$1.05	$2.94	$2.52	$3.60
From discontinued operations	0.01	0.01	0.02	0.56

Net income per share, diluted	$1.06	$2.95	$2.54	$4.16

     As of September 30, 2007, 26,917,310 shares of Class A-1 common stock were issued, of which 26,816,670 were outstanding and 100,640 shares were held in treasury and 3,952,204 shares of Class A-2 common stock were issued, of which 3,795,268 shares were outstanding and 156,936 shares were held in treasury.
5. COMMITMENTS AND CONTINGENCIES
The Company is a party to the following material legal proceedings:
Academic Management Services Corp. — Related Litigation
     As previously disclosed, in May and June 2004, HealthMarkets and certain officers and current and former directors of HealthMarkets were named as defendants in four separate class action suits arising out of HealthMarkets’ announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp., formerly a wholly-owned subsidiary of HealthMarkets until its disposition in November 2003. On October 18, 2004, the four separate cases were consolidated as a single action, in HealthMarkets Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division. On May 27, 2005, plaintiffs on behalf of the purported class of similarly situated individuals who purchased HealthMarkets common stock during the period commencing February 7, 2002 and ending on July 21, 2003, filed a First Amended Consolidated Complaint alleging among other things that HealthMarkets, AMS, the Company’s former chief financial officer, the Company’s former chief executive officer and AMS’ former president failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. On October 4, 2007, the parties executed a settlement agreement and, on October 11, 2007, the Court entered an order preliminarily approving the settlement. The final settlement hearing has been scheduled for January 23, 2008. The Company currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
     As previously disclosed, the Company and MEGA were named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy, breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence, and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code, and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On November 8, 2007, the parties completed the negotiation of definitive settlement documentation and are in the process of obtaining signatures of all parties to the settlement agreement. Final resolution of this case is subject to approval by the Court. The Company currently believes that the terms of the settlement as contemplated by the settlement agreement will not have a material adverse effect on the Company’s consolidated financial condition or results of operation.
     As previously disclosed, the Company and MEGA were named as defendants in an action filed on June 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On September 8, 2006, the Company and MEGA filed a motion in the United States District Court for the Northern District of Texas, Dallas Division (the “Texas Court”), to enjoin plaintiff from pursuing claims that were the subject of a previous class action settlement. As part of the previous settlement, the Texas Court barred and permanently enjoined class members from reasserting, in another proceeding, claims that were the subject of the settlement. On August 2, 2007, the Texas Court denied the motion to enjoin and on August 16, 2007, the Company and MEGA filed a motion for clarification with the Texas Court. The Company currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Commonwealth of Massachusetts Litigation
     On October 23, 2006, MEGA was named as a defendant in an action filed by the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. By agreement of the parties, the suit was stayed through August 7, 2007 while the Attorney General continued its investigation. On August 22, 2007, the Attorney General filed an amended complaint which added the Company and Mid-West as defendants in the action and broadened Plaintiff’s original allegations. The amended complaint includes allegations that the defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding certain mandatory benefits. The Company currently believes that the resolution of this proceeding will not have a material adverse effect on the Company’s financial condition or results of operation.

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
Regulatory Matters
     On March 22, 2005, HealthMarkets received notification that the Market Analysis Working Group of the National Association of Insurance Commissioners had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries. The Company believes that 36 states have elected to participate in the examination, which commenced in May 2005 and is ongoing. The examiners have completed the onsite phases of the examination. The Company received a draft of the examination report on July 31, 2007 and responded to it on September 14, 2007. The lead states are evaluating the Company’s response.  The Company’s insurance subsidiaries are subject to various other pending market conduct examinations arising in the ordinary course of business. State insurance regulatory agencies have authority to levy monetary fines and penalties and require remedial action resulting from findings made during the course of such market conduct examinations. The Company currently believes that the liability, if any, resulting from the disposition of the multi-state market conduct examination or other market conduct examinations would not be material to the Company’s financial condition or results of operations.
6. SEGMENT INFORMATION
     The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Company’s former Star HRG Division and former Student Insurance Division.
     Allocations of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenue includes premiums and other policy charges and considerations, net investment income, fees and other income. Management does not allocate income taxes to segments. Transactions between reportable operating segments are accounted for under respective agreements, which provide for such transactions generally at cost.

     Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$355,497	$365,599	$1,078,117	$1,095,369
Life Insurance Division	23,751	21,973	68,011	65,801
Other Insurance Division	8,145	8,006	23,653	27,327

Total Insurance	387,393	395,578	1,169,781	1,188,497
Other Key Factors	12,179	9,746	38,038	34,227
Gain on sale of Star HRG	—	101,015	—	101,015
Intersegment Eliminations	178	(275)	(800)	(854)

Total revenue excluding disposed operations	399,750	506,064	1,207,019	1,322,885
Disposed Operations:
Student Insurance Division	—	57,171	—	193,085
Star HRG	(509)	(667)	(500)	75,296

Total Disposed Operations	(509)	56,504	(500)	268,381

Total revenue from continuing operations	$399,241	$562,568	$1,206,519	$1,591,266

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$63,072	$67,670	$148,002	$186,908
Life Insurance Division	559	1,865	1,076	4,021
Other Insurance Division	1,807	682	3,568	3,429

Total Insurance	65,438	70,217	152,646	194,358
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(12,012)	(17,080)	(30,485)	(30,784)
Merger transaction expenses	—	—	—	(48,019)
Gain on sale of Star HRG	—	101,015	—	101,015
Variable stock-based compensation expense	(2,552)	(2,294)	(2,547)	(3,024)

Total Other Key Factors	(14,564)	81,641	(33,032)	19,188

Total operating income excluding disposed operations	50,874	151,858	119,614	213,546

Disposed Operations:
Student Insurance Division	106	2,534	436	9,743
Star HRG Division	(485)	(240)	(316)	3,055

Total Disposed Operations	(379)	2,294	120	12,798

Total income from continuing operations before taxes	$50,495	$154,152	$119,734	$226,344

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$892,725	$930,856
Life Insurance Division	540,965	552,723
Other Insurance Division	16,015	20,419

Total Insurance	1,449,705	1,503,998
Other Key Factors	657,899	943,360

Total Assets excluding disposed operations	2,107,604	2,447,358

Disposed Operations:
Student Insurance Division	53,669	124,738
Star HRG Division	48	16,233

Total Disposed Operations	53,717	140,971

	$2,161,321	$2,588,329

     The Student Insurance Division assets of $53.7 million at September 30, 2007 represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group, Incorporated.

7. AGENT AND EMPLOYEE STOCK PLANS
     Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency, and Cornerstone America.
     The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The “matching credits” vest over time, generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature. Vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets common stock. Matching credits forfeited by participants no longer eligible to participate in the Agent Plans are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts. Share requirements of the Agent Plans may be met from either unissued or treasury shares.
     The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.
     For financial reporting purposes, the Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits by reference to the number of unvested credits, the prevailing “fair market value” (as determined by the Company’s Board of Directors) of the Company’s common stock, and the Company’s estimate of the percentage of the vesting period that has elapsed up to the current quarter end. Changes in the liability from one quarter to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability in an amount equal to the market value of the vested shares at date of vesting with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share.
     The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA Division is based on the prevailing fair value of Class A-2 common stock (as determined by the Board of Directors of the Company since the Merger or, prior to the Merger, by reference to the fair value of the Company’s common stock) on or about the time the unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair market value of Class A-2 common stock on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans, consisting of variable stock-based compensation expense, is reflected in the results of the Company’s “Other Key Factors” business segment.
     Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
SEA Division stock-based compensation expense	$1,682	$2,959	$7,779	$8,450
Other Key Factors variable non-cash stock-based compensation expense	2,552	2,294	2,547	3,024

Total Agent Plan compensation expense	4,234	5,253	10,326	11,474
Related Tax Benefit	1,482	1,839	3,614	4,016

Net expense included in financial results	$2,752	$3,414	$6,712	$7,458

     The SEA stock-based compensation expense represents the cost of Class A-2 common stock (determined by reference to the prevailing fair value of Class A-2 common stock as determined by the Board of Directors of the Company or, prior to the Merger, by reference to the market price of HealthMarkets (formerly UICI) common shares) on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Condensed Statement of Income.
     The Other Key Factors stock-based compensation expense represents the total stock-based compensation expense associated with the Agent Plans less the expense incurred by the Company on or about the time that unvested matching credits are granted to participants in the Agent Plan. This amount is reflected in the caption “Underwriting, policy acquisition costs, and insurance expenses” on the Company’s Consolidated Condensed Statement of Income.
     At December 31, 2006, the Company had recorded 1,373,456 unvested matching credits associated with the Agent Plans, of which 423,145 vested in January 2007. Upon vesting, the Company increased additional paid-in capital by $17.3 million, decreased treasury shares by $3.9 million and decreased other liabilities by $21.2 million. At September 30, 2007, the Company had recorded 1,442,112 unvested matching credits.
     Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
     At the Board of Directors meeting held on May 3, 2007, the Board approved an amendment to the 1987 Stock Option Plan (the“1987 Plan”) which provided that in the event of an extraordinary cash dividend, the Company may make such adjustments to options granted under the 1987 Plan as it determines are equitable and/or appropriate. The Board approved an adjustment to options pursuant to which the number of options increased and the exercise price of such options decreased. The value of the options was maintained pre- and post-dividend. To prevent a dilution in the rights of participants in the 2006 Management Stock Option Plan (the “2006 Plan”), the Board of Directors also approved an adjustment of options granted under the 2006 Plan pursuant to which the exercise price was reduced by $10.51 per share – the amount of the extraordinary cash dividend. The modifications will result in a total expense to the Company of $3.4 million of which $1.6 million and $200,000 were recognized in the second and third quarters of 2007, respectively, and the remaining amount will be recognized over the remaining life of the options.
     During the quarter ended September 30, 2007, options to purchase a total of 37,802 shares of Class A-1 common stock were granted under the 2006 Plan to seven employees and one director at an exercise price of $40.97, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
     Included in the 37,802 options granted in the current quarter are 10,566 Performance-Based options where no performance goals have been established. Because performance goals have not been established on certain Performance-Based options, the fair value of the grant cannot be determined and no compensation expense has been recorded for these options.
8. TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its Merger and, as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At September 30, 2007, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 53.9%, 22.1% and 11.0%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors; in particular, Chinh E. Chu and Matthew S. Kabaker serve as Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Sumit Rajpal serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.

     In accordance with the terms of Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, the advisory affiliates of each of the Private Equity Investors agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.5 million and $1.3 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees in the amount of $12.5 million payable with respect to 2007 were paid in full to the advisory affiliates of the Private Equity Investors on January 3, 2007. The Company has expensed $9.4 million through September 30, 2007.
     On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners were paid dividends in the amount of $173.3 million, $71.0 million and $35.5 million, respectively. See Note 9.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. On July 18, 2007, the Company funded the first capital call in the amount of $1.5 million. On November 9, 2007, the Company funded the second capital call in the amount of $1.8 million.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. On August 30, 2007, the Company funded the first capital call in the amount of $430,000. On September 27, 2007, the Company funded the second capital call in the amount of $957,000.
9. EXTRAORDINARY CASH DIVIDEND
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Company’s former Star HRG Division and former Student Insurance Division.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
REVENUE
Health premiums	$330,742	$395,557	(16.4)%	$999,008	$1,286,587	(22.4)%
Life premiums and other considerations	18,165	16,664	9.0%	51,990	49,144	5.8%

	348,907	412,221	(15.4)%	1,050,998	1,335,731	(21.3)%
Investment income	25,231	25,699	(1.8)%	77,963	77,012	1.2%
Other income	25,561	25,456	20.9%	78,768	76,790	9.4%
Gains on sale of investments	(458)	99,192	NM	(1,210)	101,733	NM

	399,241	562,568	(28.1)%	1,206,519	1,591,266	(23.9)%

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	188,755	226,881	(16.8)%	600,599	755,403	(20.5)%
Underwriting, policy acquisition costs, and insurance expenses	126,791	140,332	(9.6)%	380,682	451,567	(15.7)%
Other expenses	21,374	27,782	(4.3)%	67,833	130,193	(43.9)%
Interest expense	11,826	13,421	(11.9)%	37,671	27,759	35.7%

	348,746	408,416	(13.3)%	1,086,785	1,364,922	(20.0)%

Income from continuing operations before income taxes	50,495	154,152	(67.2)%	119,734	226,344	(47.1)%
Federal income taxes	17,240	64,278	(73.2)%	40,888	91,944	(55.5)%

Income from continuing operations	33,255	89,874	(63.0)%	78,846	134,400	(41.3)%
Income from discontinued operations (net of income tax)	226	301	(24.9)%	689	20,663	(96.7)%

Net income	$33,481	$90,175	(62.9)%	$79,535	$155,063	(48.7)%

NM: not meaningful
     Revenue and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$355,497	$365,599	$1,078,117	$1,095,369
Life Insurance Division	23,751	21,973	68,011	65,801
Other Insurance Division	8,145	8,006	23,653	27,327

Total Insurance	387,393	395,578	1,169,781	1,188,497
Other Key Factors	12,179	9,746	38,038	34,227
Gain on sale of Star HRG	—	101,015	—	101,015
Intersegment Eliminations	178	(275)	(800)	(854)

Total revenue excluding disposed operations	399,750	506,064	1,207,019	1,322,885
Disposed Operations:
Student Insurance Division	—	57,171	—	193,085
Star HRG	(509)	(667)	(500)	75,296

Total Disposed Operations	(509)	56,504	(500)	268,381

Total revenue from continuing operations	$399,241	$562,568	$1,206,519	$1,591,266

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$63,072	$67,670	$148,002	$186,908
Life Insurance Division	559	1,865	1,076	4,021
Other Insurance Division	1,807	682	3,568	3,429

Total Insurance	65,438	70,217	152,646	194,358
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(12,012)	(17,080)	(30,485)	(30,784)
Merger transaction expenses	—	—	—	(48,019)
Gain on sale of Star HRG	—	101,015	—	101,015
Variable stock-based compensation expense	(2,552)	(2,294)	(2,547)	(3,024)

Total Other Key Factors	(14,564)	81,641	(33,032)	19,188

Total operating income excluding disposed operations	50,874	151,858	119,614	213,546

Disposed Operations:
Student Insurance Division	106	2,534	436	9,743
Star HRG Division	(485)	(240)	(316)	3,055

Total Disposed Operations	(379)	2,294	120	12,798

Total income from continuing operations before taxes	$50,495	$154,152	$119,734	$226,344

     HealthMarkets’ results of operations for the three and nine months ended September 30, 2007 were particularly impacted by the following factors:
Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for the three and nine months ended September 30, 2007 and 2006:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$322,682	$333,260	(3.2)%	$976,522	$997,913	(2.1)%
Investment income	7,800	7,830	(0.4)%	23,390	23,806	(1.7)%
Other income	25,015	24,509	20.6%	78,205	73,650	6.2%

Total revenue	355,497	365,599	(2.8)%	1,078,117	1,095,369	(1.6)%
Benefits and Expenses
Benefit expenses	171,017	176,007	(2.8)%	547,510	528,077	3.7%
Underwriting and policy acquisition expenses	109,746	107,611	2.0%	341,563	335,669	1.8%
Other expenses	11,662	14,311	(18.5)%	41,042	44,715	8.2%

Total expenses	292,425	297,929	(1.8)%	930,115	908,461	2.4%

Operating income	$63,072	$67,670	(6.8)%	$148,002	$186,908	(20.8)%

Other operating data:
Loss ratio	53.0%	52.8%		56.1%	52.9%
Expense ratio	34.0%	32.3%		35.0%	33.6%

Combined ratio	87.0%	85.1%		91.1%	86.5%
Average number of writing agents in period	1,826	2,137		1,988	2,186
Submitted annualized volume	$156,851	$194,455		$542,677	$613,509
     The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
     The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.

     The SEA Division reported operating income in the three and nine month periods ended September 30, 2007 of $63.1 million and $148.0 million, respectively, compared to operating income of $67.7 million and $186.9 million in the corresponding 2006 periods. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three and nine month periods ended September 30, 2007 was 19.5% and 15.2%, compared to operating margin of 20.3% and 18.7% in the corresponding 2006 periods.  The decrease in operating margin during the current year periods compared to the corresponding prior year periods is generally attributable to an increase in the loss ratio reflecting an ongoing gradual shift in product mix to the Company’s newer CareOne product suite which provides a higher proportion of premium dollars as benefit, in addition to specific decreases in the loss ratio during both periods for certain reductions in the claim liability as discussed below. Operating margin was also adversely impacted during the current year periods due to a very modest decrease in earned premium while both underwriting and policy acquisition expenses and other expenses increased. These expenses did not decrease as a function of earned premium reflecting the fixed nature of many of these administrative expenses as well as general year over year cost increases reflecting the time value of money.
     During the second and third quarters of 2007, the Company experienced a reduction to the claim liability of $5.0 million and $4.5 million, respectively. The decrease in the third quarter is attributable to an update of the completion factors used in estimating the claim liability for the Accumulated Covered Expense (“ACE”) rider, an optional benefit available with certain scheduled/basic health insurance products. The reduction in the second quarter reflects an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products. Also, during the third quarter of 2007, the claim liability was reduced by $12.4 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.
     In the third quarter of 2006, the Company recorded a reduction in the claim liability in the amount of $11.2 million due to refinements of the estimate of the unpaid claim liability for the most recent incurral months and an additional $10.5 million reduction attributable to an update of the completion factors used in estimating the claim liability for its ACE rider. In the second quarter of 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, eliminating the need for the separate large claim reserve. This refinement resulted in a reduction in the claim liability of $10.8 million.
     In the three and nine months ended September 30, 2007, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $156.9 million and $542.7 million, respectively, from $194.5 million and $613.5 million, respectively, in the corresponding 2006 periods. The period over period decreases in submitted annualized premium volume were attributable primarily to a decrease in the average number of writing agents in the field from 2,137 for the three months ended September 30, 2006 to 1,826 for the three months ended September 30, 2007 and a 9% decrease in the weekly applications submitted per writing agent. This was partially offset by a 7% increase in the average premium per policy in the third quarter of 2007 compared to the comparable period in 2006. The Company is trying to determine the marketplace factors driving the decrease in its recruiting results and the decrease in agent productivity in order to develop appropriate courses of action.
Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and nine months ended September 30, 2007 and 2006:

	Life Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$18,643	$16,643	12.0%	$52,172	$49,220	6.0%
Investment and other income	5,108	5,330	(4.2)%	15,839	16,581	(4.5)%

Total revenue	23,751	21,973	8.1%	68,011	65,801	3.4%
Benefits and Expenses
Benefit expenses	14,354	10,788	33.1%	41,934	33,510	25.1%
Underwriting and policy acquisition expenses	8,838	9,320	(5.2)%	25,001	28,270	(11.6)%

Total expenses	23,192	20,108	15.3%	66,935	61,780	8.3%

Operating income	$559	$1,865	(70.0)%	$1,076	$4,021	(73.2)%

     The Company’s Life Insurance Division reported operating income in the three and nine month periods ended September 30, 2007 of $559,000 and $1.1 million, respectively, compared to operating income of $1.9 million and $4.0 million in the corresponding 2006 periods. The decrease in operating income for the three and nine month periods ended September 30, 2007 compared to the corresponding 2006 periods was primarily attributable to an increase in mortality and workers’ compensation claims during 2007 partially offset by a decrease in administrative expenses and a first quarter decrease in the amortization of deferred acquisition costs. Additional underwriting requirements have been implemented in the review of new applications to further isolate mortality issues. The decrease in amortization of deferred acquisition costs in the first quarter 2007 period is associated with the refinement of the calculation resulting from the availability of additional information from the conversion to new actuarial reserving software. Partially offsetting the decrease in amortization of deferred acquisition costs was an increase in unearned revenue liability which decreased premium revenue. The increase in unearned revenue liability is also associated with the refinement of the calculation associated with additional information from the conversion to the new actuarial software.
     In the three and nine months ended September 30, 2007, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $4.8 million and $13.7 million, compared to $4.9 million and $16.4 million in the corresponding 2006 period. The 2007 decrease in annualized premium was primarily due to a decrease in the number of agents marketing Life Insurance Division products.
Other Insurance Division
     The Other Insurance Division consists of the operations of ZON Re USA LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three and nine months ended September 30, 2007 and 2006:

	Other Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$7,591	$7,631	(0.5)%	$22,304	$26,295	(15.2)%
Investment income	420	372	12.9%	1,167	989	18.0%
Other income	134	3	NM	182	43	NM

Total revenue	8,145	8,006	1.7%	23,653	27,327	(13.4)%
Benefits and Expenses
Benefit expenses	3,461	4,885	(29.2)%	11,710	15,585	(24.9)%
Underwriting and policy acquisition expenses	2,877	2,439	18.0%	8,375	8,313	0.7%

Total expenses	6,338	7,324	(13.5)%	20,085	23,898	(16.0)%

Operating income	$1,807	$682	165.0%	$3,568	$3,429	4.1%

Other operating data:
Loss ratio	45.6%	64.0%		52.5%	59.3%
Expense ratio	37.9%	32.0%		37.5%	31.6%

Combined ratio	83.5%	96.0%		90.0%	90.9%

NM: not meaningful
     The loss ratio represents benefits expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.
     The expense ratio represents underwriting and policy acquisition expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premium revenue.

     For the three and nine months ended September 30, 2007, operating income was $1.8 million on revenue of $8.1 million and $3.6 million on revenue of $23.7 million, respectively, compared to $682,000 in operating income on revenue of $8.0 million and $3.4 million in operating income on revenue of $27.3 million, respectively, for corresponding periods in 2006. The decrease in revenue is due to lower sales for the current year resulting from increased competitive pressure, which impacts new and renewal business. The decrease in the loss ratio during the three month and nine month periods ended September 30, 2007, compared to the corresponding prior periods reflects unusual negative experience in the direct accident insurance and a higher level of reinsurance claims during the prior year periods. The increase in the expense ratio during the current year nine month period compared to the corresponding prior year period reflects the decrease in revenue without a corresponding decrease in expenses where many of these administrative expenses are more fixed in nature.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, merger transaction expenses, variable stock compensation, and other unallocated items.
     Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three and nine months ended September 30, 2007 and 2006:

	Other Key Factors
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands)
Investment income on equity	$9,203	$8,487	8.4%	$31,144	$25,669	21.3%
Realized gain on sale of Star HRG	—	101,015	NM	—	101,015	NM
Realized gain on investments	42	814	NM	2,216	3,355	34.0%
Expense related to early extinguishment of debt	—	(2,637)	NM	(2,926)	(2,637)	(11.0)%
Merger transaction expenses	—	—	NM	—	(48,019)	NM
Interest expense on non-student loan debt	(10,361)	(11,750)	(11.8)%	(33,241)	(23,060)	44.2%
Variable stock-based compensation expense	(2,552)	(2,294)	11.2%	(2,547)	(3,024)	(15.8)%
General corporate expenses and other	(10,896)	(11,994)	(9.2)%	(27,678)	(34,111)	(18.9)%

Operating (expense) income	$(14,564)	$81,641	NM	$(33,032)	$19,188	NM

NM: not meaningful
     The Other Key Factors segment reported an operating loss in the three and nine month periods ended September 30, 2007 of $14.6 million and $33.0 million, respectively, compared to operating gains of $81.6 million and $19.2 million, respectively in the corresponding 2006 periods.
     The 2006 periods reflect the realized gain of approximately $101.0 million on the sale of substantially all of the assets of the Company’s Star HRG operations completed in the third quarter. Results in the nine months ended September 30, 2006 also included Merger transaction costs in the amount of $48.0 million.
     Operating results for the nine months ended September 30, 2007 compared to the corresponding prior period reflects additional interest expense associated with the second quarter 2006 Merger related indebtedness. Investment income was also greater, reflecting an increase in funds available for investment resulting from the sale of Star HRG and 2006 net income. The decrease in general corporate expenses and other during 2007 compared to 2006 primarily reflects a decrease in spending with external professional service firms for various Company endeavors, while the 2007 spending includes $4.0 million of expenses associated with the Company’s Medicare initiative.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the nine months ended September 30, 2007, net cash provided by operations totaled approximately $85.4 million, compared to $111.8 million in the corresponding period of 2006.

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
     At September 30, 2007 and December 31, 2006, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $42.9 million and $311.5 million, respectively. The decrease from December 31, 2006 to September 30, 2007 is mainly due to a dividend payment in the amount of $317.0 million and a $75.0 million principal payment on the Term loan, partially offset by dividends received from subsidiaries.
     Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2007 (through October 31, 2007), the Company’s domestic insurance subsidiaries declared and paid dividends to HealthMarkets, LLC in the amount of $163.2 million, including an extraordinary dividend in the amount of $100.0 million.  The extraordinary dividend resulted in the liquidation of approximately $83.6 million of fixed maturities. The remaining amount of ordinary dividends in calendar year 2007 that could be paid by the Company’s domestic insurance subsidiaries to HealthMarkets, LLC is approximately $8.0 million. The Company will continue to assess the results of operations of the regulated domestic insurance subsidiaries to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements. The agreements governing certain indebtedness incurred by the Company in connection with the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries.
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
     Set forth below is a summary of the Company’s contractual obligations on a consolidated basis at September 30, 2007 and December 31, 2006 (dollars in thousands):

	At September 30, 2007	At December 31, 2006
Corporate indebtedness	$481,070	$556,070
Student loan credit facility	101,800	118,950
Future policy benefits	463,643	453,715
Claim liabilities	457,803	517,132
Capital lease obligations	690	1,709

Total	$1,505,006	$1,647,576

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
     At each of September 30, 2007 and December 31, 2006, the Company had $11.2 million and $9.6 million, respectively, of letters of credit outstanding relating to its insurance operations.

Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     Some of the matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially from those included in the forward-looking statements. Factors that could cause actual results to differ materially from those included in the forward-looking statements include, but are not limited to, the following:
•	general economic conditions;

•	the continued ability of the Company to compete for customers and insureds in an industry where many of its competitors may have greater market share and/or greater financial resources;

•	the Company’s ability to accurately estimate medical claims and control costs;

•	changes in government regulation that could increase the costs of compliance or cause the Company to discontinue marketing its products in certain states;

•	the Company’s failure to comply with new or existing government regulation that could subject it to significant fines and penalties and/or result in restrictions on its operations;

•	changes in the relationship between the Company and the membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries;

•	changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis);

•	significant liabilities and costs associated with litigation;

•	failure of the Company’s information systems to provide timely and accurate information;

•	negative publicity regarding the Company’s business practices and/or regarding the health insurance industry in general;

•	the Company’s inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other health care providers;

•	failure of the Company’s regulated insurance company subsidiaries to maintain their current ratings by A.M. Best Company, Fitch and/or Standard & Poor’s; and

•	the other risk factors set forth in the reports filed by the Company from time to time with the Securities and Exchange Commission.

     Reference is made to the discussion of these and other risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended September 30, 2007. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4. CONTROLS AND PROCEDURES
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note 5 of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006 under the caption “Item 3 - Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters. Based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 5 to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
     Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A. – Risk Factors, which could materially affect the Company’s business, financial condition or future results. The Company has not experienced material changes with respect to its risk factors during the quarter ended September 30, 2007. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended September 30, 2007, the Company did not issue any unregistered shares of its Class A-1 or Class A-2 common stock.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three-month period ended September 30, 2007.

Total Number of Shares
		Average Price	Purchased as Part of	Maximum Number of Shares
	Total Number of	Paid per Share	Publicly Announced Plans	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	or Programs	Under The Plan or Program
7/1/07 to 7/31/07	—	—	—	—
8/1/07 to 8/31/07	35,590	40.97	—	—
9/1/07 to 9/30/07	—	—	—	—

Totals	35,590	40.97	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 35,590 shares purchased from former or current officers or employees of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended September 30, 2007.

			Total Number of Shares
		Average Price	Purchased as Part of	Maximum Number of Shares
	Total Number of	Paid per Share	Publicly Announced Plans	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	or Programs	Under The Plan or Program
7/1/07 to 7/31/07	39,332	40.22	—	—
8/1/07 to 8/31/07	95,101	40.97	—	—
9/1/07 to 9/30/07	49,743	40.97	—	—

Totals	184,176	40.81	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 184,176 shares purchased from former or current participants of the stock accumulation plans established for the benefit of Company’s agents.
ITEM 6. EXHIBITS
     (a) Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by William J. Gedwed, President and Chief Executive Officer of HealthMarkets, Inc. and Michael E. Boxer, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC
(Registrant)

Date: November 13, 2007	/s/ William J. Gedwed William J. Gedwed, President, Chief Executive
Officer and Director

Date: November 13, 2007	/s/ Michael E. Boxer Michael E. Boxer, Executive Vice President
and Chief Financial Officer

Date: November 13, 2007	/s/ Philip Rydzewski Philip Rydzewski, Senior Vice President
and Chief Accounting Officer