Form 10-K
period 2007-12-31
HealthMarkets, Inc.
filed 2008-03-31
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock (representing approximately 88.62% of its common equity at March 10, 2007) is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. Accordingly, as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of March 11, 2008, there were 26,899,056.0416 outstanding shares of Class A-1 common stock and 3,998,738.0000 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the annual meeting of stockholders are incorporated by reference into Part III.

HEALTHMARKETS, INC.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1 Business”, “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

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

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, and we conduct our insurance businesses through our indirect, wholly-owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”), and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. Effective December 1, 2007, the Company acquired Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania and licensed to issue health and life insurance policies.

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). As a result of the Merger, holders of our common stock received $37.00 in cash per share. In the transaction, HealthMarkets’ public shareholders received aggregate consideration of $1.6 billion, of which $985.0 million was contributed as equity by the private equity investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand of $42.8 million. See Note 13 of Notes to Financial Statements.

On July 11, 2006 and December 1, 2006 we sold our former Star HRG Division and Student Insurance Division, respectively, resulting in total pre-tax gains of $201.7 million. We sold these businesses because they were not part of the fundamental long term focus of the Company. We are now generally focused on business opportunities that allow us to maximize the value of our dedicated agency sales force. See Note 2 of Notes to the Financial Statements.

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

As of March 12, 2008, approximately 86% of our common equity securities are held by affiliates of three private equity investors, and as such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our web site at www.healthmarkets.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Overview

Through our Self-Employed Agency (“SEA”) Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. Commencing in 2006, we began to offer on a selective state-by-state basis a new suite of health insurance products to the self-employed and individual market, including a basic medical-surgical expense plan, catastrophic expense PPO plans and catastrophic expense consumer guided health plans.

We market these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”),which are our “dedicated” agency sales forces that primarily sell the Company’s products. We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,900 independent writing agents per week in the field selling health insurance to the self employed market in 44 states.

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

ZON Re-USA, LLC (“ZON Re”) (an 82.5%-owned subsidiary) underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”).

In 2007, we initiated efforts to expand into the Medicare market by establishing a Medicare Division. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“Medicare Advantage PFFS”) — called HealthMarkets Care Assured Planssm (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”).

Our HMCA Plans are offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provide enrollees with the benefits they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits and certain vision, dental and hearing services. Enrollees can obtain services from any Medicare-eligible provider who agrees to accept the HMCA Plan’s terms and conditions. Enrollees generally pay a premium in addition to the premium payable for original Medicare. The amount of the additional premium varies, based on the level of benefits and coverage. Our initial plan offerings include the HealthMarkets Care Assured Value Plan, which has a $3,500 annual maximum out-of-pocket for covered expenses, and the HealthMarkets Care Assured Premier Plan, which has a $1,500 annual maximum out-of-pocket for covered expenses. Each plan can be purchased with Medicare Part D prescription drug coverage as an optional benefit. Coinsurance and copayment requirements vary by plan and service received. Covered expenses are not subject to a deductible.

Our operating segments for financial reporting purposes include (a) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance, (b) the Other Key Factors segment, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, costs associated with the Company’s Medicare Advantage PFFS market initiative, general expenses relating to corporate operations and, in 2006, the incremental costs associated with the acquisition of the Company by a group of private equity, and (c) the Disposed Operations segment, which includes the Company’s former Star HRG Division and former Student Insurance Division (which operations were sold on July 11, 2006 and December 1, 2006, respectively). See Note 19 of Notes to Financial Statements for financial information regarding our segments.

Ratings

Our principal insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). Set forth below are financial strength ratings of the principal insurance subsidiaries.

	A.M. Best		Fitch		S&P

MEGA	“A-” (Excellent	)	“A-” (Strong	)	“BBB+” (Good	)
Mid-West	“A-” (Excellent	)	“A-” (Strong	)	“BBB+” (Good	)
Chesapeake	“A-” (Excellent	)	“BBB+” (Good	)	“BBB” (Good	)

In the table above, the A.M. Best and S&P ratings carry a “negative” outlook and the Fitch and S&P ratings carry a “stable” outlook.

In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy, profitability, leverage and liquidity, book of business, quality and estimated market value of assets, adequacy of policy liabilities, experience and competency of management, and operating profile. A.M. Best’s ratings currently range from “A++ (Superior)” to “F (Liquidation).” A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s ratings range from “AAA” (Exceptionally Strong) to “C” (Very Weak). S&P’s financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. S&P’s financial strength ratings range from “AAA” (Extremely Strong) to “CC” (Extremely Weak).

A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bbb-” (Good) with a “watch negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (Exceptional) to “d” (In Default).

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

S&P’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB+” (Less Vulnerable) with a “stable” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. S&P’s counterparty credit ratings range from “AAA” (Extremely Strong) to “D” (Default).

Insurance Segment

Self-Employed Agency Division

Through our Self-Employed Agency Division, we offer a broad range of health insurance products for the individual and self-employed market (i.e., self-employed individuals and individuals who work for small businesses). These products are issued by our subsidiaries, MEGA and Mid-West, and are distributed by independent agents associated with MEGA’s and Mid-West’s marketing divisions. The Self-Employed Agency Division generated revenues of $1.418 billion, $1.462 billion and $1.526 billion, representing 89%, 68% and 72% of our total revenue in 2007, 2006 and 2005, respectively. We currently have approximately 612,000 members insured or reinsured by the Company.

We offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses:

Our CareOne Product Suite

In the first quarter of 2006, the Company introduced and began offering its new CareOne product portfolio to the self-employed and individual market. In the 36 states where CareOne products have been introduced, they have replaced the Company’s traditional health insurance product offerings as the focus of new product sales.

The CareOne product portfolio includes a Basic Medical/Surgical Expense Plan, two versions of a Catastrophic Expense PPO Plan and two versions of a Catastrophic Expense Consumer Guided Health Plan:

•	The CareOne Value Plan is a Basic Medical/Surgical Expense Plan with a $2.0 million lifetime benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible and coinsurance. Covered inpatient and outpatient hospital charges are reimbursed up to pre-selected per-injury or sickness maximums. Surgeon, assistant surgeon, anesthesia, second surgical opinion, and ambulance services are also reimbursed to a scheduled maximum. Additional benefits are available through riders and include prescription drugs, emergency services and wellness care, among others. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our more comprehensive policies. As of January 1, 2008, the CareOne Value Plan had been approved for issuance in 36 states.

•	The CareOne Plan and CareOne Plus Plan are Catastrophic Expense PPO Plans and provide a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. These plans incorporate features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. These plans impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 80%, as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. As a premium and cost savings measure, the CareOne Plan limits payment for diagnostic services (e.g., X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The benefits for these plans tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to an increase as overall hospital care expenses rise. As of January 1, 2008, the CareOne Plan and CareOne Plus Plan had been approved for issuance in 36 states.

•	The CareOne Select Plan and the CareOne Select Plus Plan are Catastrophic Expense Consumer Guided Health Plans and provide a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. These plans incorporate features of a “consumer guided” health plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a “Maximum Allowable Charge” (“MAC”), which is the maximum fee payable under the policy for a particular healthcare service. As a premium and cost savings measure, the CareOne Select Plan limits payment for diagnostic services (e.g., X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The MAC allows for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our catastrophic PPO policies. As of January 1, 2008, the CareOne Select Plan and the CareOne Select Plus Plan had been approved for issuance in 35 states.

In the second quarter of 2007, we began to offer HSA-compatible versions of our CareOne products. These plans — known as “high deductible health plans” — can be used with tax-advantaged health savings accounts for healthcare expenses. As of January 1, 2008, our HSA-compatible plans had been approved for issuance in 23 states.

Our Traditional Health Products

Our traditional health insurance plan offerings for the self-employed market have included the following:

•	Our Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a “scheduled benefit” nature, and, as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. These limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be lower than future premium increases on our catastrophic policy.

•	Our Preferred Provider Plan incorporates features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. The savings from these negotiated fees reduce the costs to the individual policyholders. The policies that provide for the use of a PPO impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network.

•	Our Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 50% to 100%, as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. The benefits for this plan tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to increase as overall hospital care expenses rise.

Each of our traditional health insurance products is available with a “menu” of various options (including various deductible levels, coinsurance percentages and limited riders that cover particular events such as outpatient, accidents, and doctors’ visits), enabling the insurance product to be tailored to meet the insurance needs and the budgetary constraints of the policyholder. We offer as an optional benefit the Accumulated Covered Expense (“ACE”) rider that provides for catastrophic coverage on our Scheduled/Basic plans for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. The rider pays benefits at 100% after the stop loss amount is reached, up to the aggregate maximum amount of the contract for expenses covered by the rider.

The Company has substantially ceased selling these traditional health insurance products although policy renewals continue. The Company intends over time to replace its traditional health insurance products with the CareOne products or other new products that the Company may introduce from time to time.

2008 New Product Introductions

In the first half of calendar 2008, the Company intends to introduce a new calendar year deductible-based PPO product called MEGA CareChoicesm. The MEGA CareChoice product contains many of the same features as our CareOne and CareOne Plus Plans, but will eliminate many of the internal benefit limits that are associated with such plans.

Subject to receipt of applicable regulatory approvals, the Company anticipates that these products will be issued by our subsidiaries, MEGA, Mid-West and Fidelity Life, and will be distributed by independent agents associated with MEGA’s and Mid-West’s marketing divisions.

The Company evaluates new product offerings on an ongoing basis. In the future, we may offer new product lines, including product lines focused on markets not traditionally served by the Company.

Ancillary Products

We have also developed and offer ancillary product lines that provide protection against short-term disability, as well as a combination product that provides benefits for life, disability and critical illness. These products have been designed to further protect against risks to which our core customer is typically exposed.

In the third quarter of 2008, the Company intends to introduce a new suite of dental products that will offer more varied benefit options than the dental products they will replace. These products are intended to be sold both to purchasers of the Company’s health insurance products and on a stand-alone basis.

Third Party Product Distribution Arrangements

Our subsidiaries, MEGA and Mid-West, have entered into agreements to distribute health insurance products underwritten by other third-party insurance companies. The products sold under these arrangements focus on markets not traditionally served by the Company, including high risk customers. These products are distributed by independent insurance agents associated with MEGA’s and Mid-West’s marketing divisions. The Company evaluates new distribution arrangements on an ongoing basis and may, in the future, offer new third party products.

Marketing and Sales

Substantially all of the health insurance products issued by our insurance company subsidiaries are sold through independent contractor agents. We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,900 independent writing agents per week in the field selling health insurance to the individual and self employed market.

Our agents are independent contractors, and all compensation that agents receive from us for the sale of insurance is based upon the agents’ levels of sales production. UGA — Association Field Services and Cornerstone America (the principal marketing divisions of MEGA and Mid-West) are each organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in leadership of other agents).

UGA and Cornerstone are each responsible for the recruitment and training of their field leaders and writing agents. UGA and Cornerstone generally seek persons with previous sales experience. The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are our practices regarding advances on commissions, the quality of the sales leads provided to agents, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of our regulated insurance subsidiaries.

We provide health insurance products to consumers in the individual and self-employed market in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products is issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by us and the associations upon not less than one year’s advance notice to the other party. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

UGA agents and Cornerstone agents also act as field service representatives (“FSRs”) for the associations. In this capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. One of our subsidiaries, HealthMarkets Lead Marketing Group Inc. (“LMG”), serves as our direct marketing group and generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs (agents). LMG also provides video and print services to the associations. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

LMG generates sales prospect leads for UGA and Cornerstone for use by their agents. LMG administers a call center (located in Oklahoma City, Oklahoma) staffing approximately 55 tele-service representatives. Leads are also obtained from third party sources. LMG has developed a marketing pool of approximately fifteen million prospects from various data sources. Prospects initially identified by LMG that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of LMG’s lead channels and by expressing an interest in learning more about health insurance. We believe that UGA and Cornerstone agents, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.

Policy Design and Claims Management

Our traditional health insurance products are principally designed to limit coverages to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins, and we rely on the marketing capabilities of our dedicated agency sales forces to sell these products at prices consistent with these objectives.

We maintain administrative centers with full underwriting, claims management and administrative capabilities. We believe that by processing our own claims we can better assure that claims are properly processed and can utilize the claims information to periodically modify the benefits and coverages afforded under our policies.

We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the Self-Employed Agency Division’s insurance products.

Provider Network Arrangements and Cost Management Measures

The Company utilizes a number of cost management programs to help it and its customers control medical costs. These measures include maintaining contracts with selected PPO provider networks through which our customers may obtain discounts on hospital and physician services that would otherwise not be available. Provider networks are made available on a regional basis, based on the coverage and discounts available within a particular geographic region. In situations where a customer does not obtain services from a contracted provider, the Company applies various usual and customary fees, which limit the amount paid to providers within specific geographic areas. We believe that access to provider network contracts is a critical factor in controlling medical costs, since there is often a significant difference between a network-negotiated rate and the non-discounted rate.

The Company utilizes other means to control medical costs, including providing customers with access to “supplemental” network discounts if savings are not obtained through a primary provider network contract; use of pre- and post-payment fee negotiation services; and use of code editing programs that evaluate claims prior to adjudication for inappropriate billing.

In 2007, approximately 90% of submitted medical claims were impacted by these programs, with an average discount received of 31%.

In addition, to control prescription drug costs, the Company maintains a contract with a pharmacy benefits management company that has approximately 60,000 participating pharmacies nationwide. We also utilize co-payments, coinsurance, deductibles and annual limits to manage prescription drug costs.

Life Insurance Division

Our Life Insurance Division offers life insurance products to individuals. At December 31, 2007, the Life Insurance Division (which is based in Oklahoma City, Oklahoma) had over $6.8 billion of net life insurance in force and over 270,000 individual policyholders. The Life Insurance Division generated revenues of $92.0 million, $87.8 million and $83.0 million (representing 6%, 4% and 4% of our total revenue) in 2007, 2006 and 2005, respectively.

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

Distribution

The Life Insurance Division distributes its insurance products primarily through internal and external distribution channels. Commencing in the second quarter of 2002, our UGA and Cornerstone agents began to market our universal life insurance and term life insurance products to individuals in the self-employed market. In 2003, the Life Insurance Division also entered into new marketing relationships with two independent marketing companies to distribute our universal life insurance, term life insurance and whole life insurance products through networks of managing general agents (MGAs). One marketing company offers universal life insurance and term life insurance products to middle-income buyers and through agencies that specialize in sales to Hispanic buyers. The second marketing company offers our whole life insurance product line exclusively to seniors. At year-end 2007, these two marketing organizations had contracted over 13,000 independent agents to distribute our products.

Marketing and Sales

With the help of agents associated with UGA and Cornerstone, the Life Insurance Division seeks to leverage our significant health insurance customer base by positioning itself to offer those customers (self-employed individuals) universal life insurance and term life insurance products designed to fit their changing needs. The two independent marketing companies that we have contracted with offer universal life insurance and term life insurance product lines through their agents to cover the needs of the middle-income market, the Hispanic market and the senior market. The Life Insurance Division has also developed a needs analysis software selling system, “Blueprint for Life®.” This selling tool allows the agent to accurately and quickly identify the amount of insurance that should be carried by an individual. We believe that the “Blueprint for Life®” provides a valuable service to the middle-income buyer, who has often been overlooked or underserved by other distributors of life insurance products.

Other Insurance

Through our 82.5%-owned subsidiary, ZON Re, we underwrite, administer and issue accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In the year ended December 31, 2007, ZON Re generated revenues of $31.9 million and operating income of $7.9 million.

ZON Re underwrites and manages a portfolio of personal accident reinsurance programs on behalf of MEGA for primary life, accident and health and property and casualty insurers that wish to transfer risks associated with certain types of primary personal accident insurance programs. Accident reinsurance provides reimbursement to primary insurance carriers for covered losses resulting from accidental bodily injury or accidental death. For its reinsurance clients, ZON Re targets national, regional and middle market insurers in the United States and select international markets. ZON Re distributes accident reinsurance products through a network of professional reinsurance intermediaries. ZON Re underwrites both treaty and facultative accident reinsurance programs, which may be offered on either a quota share or excess of loss basis. The Company has determined, as a matter of policy, that MEGA’s exposure on any single reinsurance contract issued by it and underwritten by ZON Re will not exceed $1.0 million per person and $10.0 million per event.

ZON Re also underwrites and distributes a limited portfolio of primary accident insurance products issued by Chesapeake. These products are designed for direct purchase by banks, associations, employers and affinity groups and are distributed through a national network of independent commercial insurance agents, brokers and third party administrators. The Company has determined, as a matter of policy, that Chesapeake’s maximum exposure on any single primary insurance contract issued by it and underwritten by ZON Re will not exceed $1.0 million per person.

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

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may, from time to time, have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have recently entered the market for individual health insurance products and/or consumer guided health plans. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our future results of operations and financial condition.

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

Various states have, from time to time, proposed and/or enacted changes to the healthcare system that could affect the relationship between health insurers and their customers. For example, effective July 1, 2007, Massachusetts law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. Other states have adopted or are considering the adoption of laws intended to require minimum levels of health insurance for previously uninsured residents, including “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public healthcare insurance. We cannot predict with certainty the effect that the Massachusetts law, or proposed legislation in other states, if adopted, could have on our insurance businesses and operations.

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

We provide health insurance products to consumers in the individual and self-employed market. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. During 2004, we, and our insurance company subsidiaries, resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. A number of additional lawsuits challenging the nature of the relationship between our insurance companies and such membership associations are ongoing. See Note 17 of Notes to Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition, results of operations and/or business.

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

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2007, the risk-based capital ratio of each of our domestic insurance subsidiaries significantly exceeded the ratio for which regulatory corrective action would be required.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated statutory loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. Most states in which our insurance subsidiaries write insurance have adopted the minimum loss ratios recommended by the NAIC, but frequently the loss ratio regulations do not apply to the types of health insurance issued by our subsidiaries. A number of states are considering the adoption of, or have adopted, laws that would mandate minimum statutory loss ratios, or increase existing minimum statutory loss ratios, for the products we offer. For example, on July 1, 2007, California regulations became effective that will require a minimum medical loss ratio of 70% for health insurance issued after that date, as well as business issued prior to that date if it is subject to a rate revision. We are unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which we may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could result in a narrowing of profit margins and adversely affect our business and results of operations. We have filed new products intended to address the California minimum medical loss ratio requirements that became effective on July 1, 2007. Our ability to offer these products is subject to receipt of applicable regulatory approvals, and there can be no assurance that approvals will be received. In the event that we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund premiums, which could have a material adverse effect upon our business and results of operations.

The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

State Regulation — Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The Oklahoma Insurance Department (the regulator of MEGA’s and Chesapeake’s domicile state) and the Texas Department of Insurance (the regulator of Mid-West’s state of domicile) are currently performing the regularly scheduled tri-annual financial exams for the year ended December 31, 2006.

State insurance departments have also periodically conducted and continue to conduct market conduct examinations of HealthMarkets’ insurance subsidiaries. In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries (the “Insurance Subsidiaries”) for the examination period January 1, 2000 through December 31, 2005. Thirty-six states have elected to participate in the examination. The examiners have completed the onsite phases of the examination and issued a final examination report on December 20, 2007. See Note 17 of Notes to Financial Statements.

The findings of the final examination report cite deficiencies in five major areas of operation: (i) insufficient training of agents and lack of oversight of agent activities, (ii) deficient claims handling practices, (iii) insufficient disclosure of the relationship with affiliates and the membership associations, (iv) deficient handling of complaints and grievances, and (v) failure to maintain a formal corporate compliance plan and centralized corporate compliance department.

In connection with the issuance of the final examination report, the Washington Office of Insurance Commissioner issued an order adopting the findings of the final examination report and ordering the Insurance Subsidiaries to comply with certain required actions set forth in the report. The order requires the Insurance Subsidiaries to file a detailed report specifying how they have addressed each of the requirements of the order and another report outlining, by examination area, all business reforms, improvements and changes to policies and procedures.

During 2004, in response to state specific examination findings, the Insurance Subsidiaries began making significant changes to their structure and operational processes. These changes included the enhancement of agent training and oversight programs, the reorganization and consolidation of the Company’s compliance department, the adoption of additional methods to monitor agent sales activities, the implementation of a benefits confirmation telephone call program to obtain further assurances that customers understand their health insurance coverage and the creation of a Regulatory Advisory Panel consisting of former regulators to provide objective advice to the Board and management. We believe our insurance subsidiaries have effectively addressed or are in the process of addressing many of the findings identified in the final examination report. Many of these enhancements occurred after the examination period and are therefore not reflected in the examination report findings.

Following the issuance of the final examination report, the multi-state market conduct examination entered the “settlement” phase, during which the states participating in this phase are developing a settlement proposal to close out the examination. Such a settlement could potentially include, among other things, substantial monetary assessments (portions of which may be contingent), and a requirement that the Insurance Subsidiaries take certain actions, subject to monitoring by certain states participating in the examination. There can be no assurance that a settlement of this matter will be achieved or that, if achieved, all states participating in the examination would approve the terms of such a settlement. Based on initial preliminary communications with the states participating in the settlement phase, the Company has recorded an expense of $20 million as of December 31, 2007. Depending on the final outcome of the settlement phase, including the ultimate disposition of any contingent portion of a final monetary assessment, the actual amount incurred by the Company could vary from this current provision in an amount that is material to the Company’s consolidated financial condition or results of operations.

MEGA was named as a defendant in an action filed on November 15, 2007 by the Department of Professional and Financial Regulation, Maine Bureau of Insurance (In Re: MEGA Life and Health Insurance Company Rates For Individual Plans) pending before the Superintendent of the Maine Bureau of Insurance, Docket No. Ins-07-1010. The Maine Attorney General moved to intervene and was granted status as a party to the action. The action was initiated to determine whether MEGA is in compliance with Maine’s requirement that rates for health insurance not be excessive, inadequate, or unfairly discriminatory as set forth in 24-A M.R.S.A § 2736-C(5) and Maine Rule Ch. 940, § 8(A). On March 21, 2008, MEGA, the Maine Bureau of Insurance and the Attorney General agreed on a preliminary basis to settle the action on terms that would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations and would not require MEGA to admit wrongdoing, liability or violation of law. The settlement is not final and discovery is ongoing.

On December 6, 2006, MEGA, Mid-West and Chesapeake entered into a settlement agreement with the Massachusetts Division of Insurance (MA DOI) upon the conclusion of a market conduct examination by the MA DOI. The examination consisted of a review of the operations of MEGA, Mid-West and Chesapeake for small group health insurance issued to Massachusetts certificate holders for the period January 1, 2002 to December 31, 2004. The settlement agreement provides, among other things, for changes in certain Company operations and procedures, including those related to claims handling, complaints and grievances, marketing and sales and underwriting. In addition, MEGA, Mid-West and Chesapeake agreed to conduct a claims reassessment process, pursuant to which the companies are contacting certain Massachusetts claimants and offering to reassess certain denied claims based on specific codes identified by the MA DOI. The reassessment covers claims for the period January 1, 2002 through December 31, 2004, as well as claims on certificates issued through April 30, 2005 or renewed through July 31, 2005 to the date of their first renewal or lapse. The claims reassessment is ongoing and the MA DOI continues to evaluate the Company’s compliance with the terms of the settlement agreement. In entering the settlement, the Company did not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law. The MA DOI will not impose fines or take other action against the Company unless the Company fails to complete the required actions set forth in the settlement agreement or unless additional material information related to the required actions becomes available to the MA DOI. The Company believes that the terms of the settlement will not have a material adverse effect upon the Company’s consolidated financial condition or result of operations.

In addition to the multi-state and Massachusetts market conduct examinations, MEGA, Mid-West and/or Chesapeake are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such matters. Historically, our insurance subsidiaries have, from time to time, been subject to such fines and penalties, none of which, individually or in the aggregate, have had a material adverse effect on our results of operations or financial condition. However, the multi-state examination and other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

Federal Regulation

In 1945, the U.S. Congress enacted the McCarran-Ferguson Act, which declared the regulation of insurance to be primarily the responsibility of the individual states. Although repeal of McCarran-Ferguson is debated in the U.S. Congress from time to time, the federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including healthcare (including Medicare), pension regulation, age and sex discrimination, financial services regulation, securities regulation, privacy laws, terrorism and federal taxation, do affect the insurance business.

Privacy Regulations

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, our privacy and security practices are subject to various state law and regulations.

HIPAA includes requirements for maintaining the confidentiality and security of individually identifiable health information and new standards for electronic healthcare transactions. The Department of Health and Human Services promulgated final HIPAA regulations in 2002. The privacy regulations required compliance by April 2003, the electronic transactions regulations by October 2003, and the security regulations by April 2005. As have other entities in the healthcare industry, we have incurred substantial costs in meeting the requirements of these HIPAA regulations and expect to continue to incur costs to maintain compliance. We have worked diligently to comply with these regulations within the time periods required and believe that we have complied.

HIPAA also requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups (generally 50 or fewer employees) and limits exclusions based on pre-existing conditions.

HIPAA and other federal and state privacy regulations continue to evolve as a result of new legislation, regulations and judicial and administrative interpretations. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these requirements are ongoing. Failure to comply could result in regulatory fines and civil lawsuits. Knowing and intentional violations of these rules may also result in federal criminal penalties.

CAN SPAM Act and Do Not Call Regulations

From time to time, the Company utilizes, either directly or through third party vendors, e-mail and telephone calls to identify prospective sales leads for use by our agents. The federal CAN SPAM Act, which became effective January 1, 2004 and is administered and enforced by the Federal Trade Commission, establishes national standards for sending bulk, unsolicited commercial e-mail. While targeting and prohibiting e-marketers to send unsolicited commercial e-mail with falsified headers, the CAN SPAM Act permits the use of unsolicited commercial e-mail if and as long as the message contains an opt-out mechanism, a functioning return e-mail address, a valid subject line indicating the e-mail is an advertisement and the legitimate physical address of the mailer. The Company is also required to comply with federal “Do Not Call” regulations, which require insurance companies to develop their own “do not call” lists and reference state and federal “do not call” registries before making calls to market insurance products.

While the Company has taken what it believes are reasonable steps to ensure that it, and the various third party vendors with which it does business, are in full compliance with these requirements, failure to comply could result in regulatory fines and civil lawsuits.

USA PATRIOT Act

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. The law requires, among other things, that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the U.S. Treasury Department. Treasury regulations governing portions of our life insurance business require that we maintain procedures designed to detect and prevent money laundering and terrorist financing. We remain subject to U.S. regulations that prohibit business dealings with entities identified as threats to national security. We have licensed software to enable us to detect and prevent such activities in compliance with existing regulations and we continually evaluate our policies and procedures to comply with these regulations.

Employee Retirement Income Security Act of 1974

The Employee Retirement Income Security Act of 1974, as amended (ERISA), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United Stated Department of Labor (DOL) as well as the federal courts. ERISA places controls on how our insurance subsidiaries may do business with employers who sponsor employee health benefit plans. We believe that many of our products are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. However, some of our products or services may be subject to the ERISA regulations. During 2005 and 2006, we received inquiries from the Boston and Dallas offices of the DOL that alleged, among other things, that certain policy forms in use by our insurance subsidiaries are not ERISA compliant. We are addressing this matter with the DOL and do not believe that its resolution will have a material adverse effect on the Company’s financial condition or results of operations. See Note 17 of Notes to Financial Statements.

Medicare

We are subject to federal regulations as a result of our initiative to expand into the Medicare market. Medicare is a complex and highly regulated federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Our Chesapeake subsidiary provides services to Medicare beneficiaries under a contract with CMS. CMS performs audits of each health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations. These audits include review of the plan’s administration and management, including marketing, enrollment and disenrollment activities, claims processing and complaint systems and management information and data collection systems. CMS regulations also require submission of annual financial statements. Failure to comply with the Medicare regulations could subject us to significant penalties and could affect our ability to operate under the Medicare program.

Legislative Developments

Legislation has been introduced in the U.S. Congress which would allow residents of any state to purchase health insurance approved by the regulators in any other state. Such legislation would allow persons to avoid certain mandates or other requirements of their state of residence in favor of less expensive policies in another state. We do not believe that such legislation will be enacted during the current Congressional term.

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers and a single-payer, public program. Changes in healthcare policy could significantly affect our business. For example, federally mandated, comprehensive major medical insurance, if proposed and implemented, could partially or fully replace some of our current products. Furthermore, legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.

The NAIC and individual states have been studying small face amount life insurance in recent years. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products. Individual states are also considering changes to minimum loss ratios which could alter policy forms and rates and/or distribution systems.

We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit our business.

Employees

We had approximately 2,000 employees at December 31, 2007. We consider our employee relations to be good. Agents associated with MEGA’s UGA and Mid-West’s Cornerstone field forces are independent contractors and are not employees of the Company.

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

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

William J. Gedwed	Director, President and Chief Executive Officer	52	Mr. Gedwed has served as a director of the Company since June 2000 and as the President and Chief Executive Officer of the Company since July 1, 2003. He was named Chairman of the Board in September 2005 and served in such position until April 2006. He has served as a Director and/or executive officer of NMC Holdings, Inc. and/or its subsidiaries since 1993. Mr. Gedwed currently serves as Chairman and Director of the Company’s insurance subsidiaries.
David W. Fields	Executive Vice President and Chief Operating Officer	50	Mr. Fields joined the Company in November 2007 as Executive Vice President and Chief Operating Officer. Effective March 25, 2008, Mr. Fields was appointed President and Director of the Company’s insurance subsidiaries. Prior to joining HealthMarkets, Mr. Fields served as President and Chief Executive Officer of UniCare Life and Health Insurance Company, a subsidiary of WellPoint Inc., from 2004 to 2007. Mr. Fields served as Vice President and General Manager of Blue Cross & Blue Shield of Georgia from 2001 to 2004.
Michael E. Boxer	Executive Vice President and Chief Financial Officer	46	Mr. Boxer joined the Company in September 2006 as Executive Vice President and Chief Financial Officer. He also serves as a Director, Executive Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Boxer served as President of The Enterprise Group Ltd., a health care financial advisory firm. Mr. Boxer served as Executive Vice President and Chief Financial Officer of Mariner Health Care, Inc., a skilled nursing company, from 2003 until its sale in 2004. Prior to Mariner, Mr. Boxer was Senior Vice President and Chief Financial Officer at Watson Pharmaceuticals, Inc.
Michael A. Colliflower	Executive Vice President and General Counsel	53	Mr. Colliflower was named as Executive Vice President and General Counsel effective August 30, 2006. He also served as the Company’s Chief Compliance Officer until March 14, 2007. Mr. Colliflower joined HealthMarkets in July 2005 as Senior Vice President and General Counsel-Insurance Operations. He currently serves as a Director, Executive Vice President and General Counsel of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Colliflower served from 2002 to 2005 as Senior Vice President and Chief Insurance Counsel for the insurance subsidiaries of Universal American Financial Corp. From 1996 until 2002, Mr. Colliflower held various management positions at the Conseco Companies, including Senior Vice President — Legal and Chief Compliance Officer.
Nancy G. Cocozza	Executive Vice President	47	Ms. Cocozza joined the Company on March 30, 2007 as Executive Vice President. Ms. Cocozza serves as President of the Company’s Medicare Division. Ms. Cocozza has served as Executive Vice President of the Company’s insurance subsidiaries since May 2007. Prior to joining the Company, Ms. Cocozza served as Senior Vice President - Government Programs for Coventry Health Care from 2001 until 2006.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Asher M. Schoor	Senior Vice President	36	Mr. Schoor has served as a Senior Vice President since May 2006. Mr. Schoor has served as Executive Vice President of the Company’s insurance subsidiaries since May 2007. Prior to joining the Company, Mr. Schoor was a consultant at McKinsey & Company, where he worked from 2001 until 2006.

Item 1A.	Risk Factors

The following factors could impact our business and financial prospects:

We may lose business to competitors offering competitive products at lower prices.

We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business and individual customers, employer and other group customers, but also for agents and distribution relationships. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing or have higher financial strength or claims paying ratings. Competitors with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us.

Failure to accurately estimate medical claims and healthcare costs may have a significant impact on our business and results of operation.

If we are unable to accurately estimate medical claims and control healthcare costs, our results of operations may be materially and adversely affected. We estimate the cost of future medical claims and other expenses using actuarial methods based upon historical data, medical inflation, product mix, seasonality, utilization of healthcare services and other relevant factors. We establish premiums based on these methods. The premiums we charge our customers generally are fixed for six-month or one-year periods, and costs we incur in excess of our medical claim projections generally are not recovered in the contract year through higher premiums.

Failure of our insurance subsidiaries to maintain their current insurance ratings could materially adversely affect our business and results of operations.

Our principal insurance subsidiaries are currently rated by A.M. Best, Fitch and S&P. If our insurance subsidiaries are not able to maintain their current rating by A.M. Best, Fitch and/or S&P, our results of operations could be materially adversely affected. Decreases in operating performance and other financial measures may result in a downward adjustment of the rating of our insurance subsidiaries assigned by A.M. Best, Fitch or S&P. Other factors beyond our control, such as general downward economic cycles and changes implemented by the rating agencies, including changes in the criteria for the underwriting or the capital adequacy model, may also result in a decrease in the rating. A downward adjustment in rating by A.M. Best, Fitch and/or S&P of our insurance subsidiaries could have a material adverse effect on our business and results of operations.

Changes in our relationship with membership associations that make available to their members our health insurance products and/or changes in the laws and regulations governing so-called “association group” insurance could materially adversely affect our business and results of operations.

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

MEGA’s UGA agents and Mid-West’s Cornerstone America agents also act as field service representatives (FSRs) for the associations. In this capacity, the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. One of our subsidiaries, HealthMarkets Lead Marketing Group, Inc., serves as our direct marketing group and generates new membership sales prospect leads for both UGA and Cornerstone for use by the FSRs. HealthMarkets Lead Marketing Group also provides video and print services to the associations. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

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

In March 2005, we received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of our principal insurance subsidiaries, The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and The Chesapeake Life Insurance Company. The examiners completed the onsite phases of the examination and issued a final examination report on December 20, 2007. See Note 17 of Notes to Financial Statements.

The Company’s insurance subsidiaries are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition. However, the multi-state examination and other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

Negative publicity regarding our business practices and about the health insurance industry in general may harm our business and adversely affect our results of operations and financial condition.

The health and life insurance industry and related products and services we provide attracts negative publicity from consumer advocate groups and the media. Negative publicity regarding the industry generally or our Company in particular may result in increased regulation and legislative scrutiny as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.

Our failure to secure and enhance cost-effective healthcare provider network contracts may result in a loss of insureds and/or higher medical costs and adversely affect our results of operations.

Our results of operations and competitive position could be adversely affected by our inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other healthcare providers. The failure to secure cost-effective healthcare provider network contracts or the inability to maintain “rental” access to health care provider networks may result in a loss of insureds or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could adversely affect our results of operations.

HealthMarkets’ inability to obtain funds from its insurance subsidiaries may cause it to experience reduced cash flow, which could affect the Company’s ability to pay its obligations to creditors as they become due.

We are a holding company, and our principal assets are our investments in our separate operating subsidiaries, including our regulated insurance subsidiaries. Our ability to fund our cash requirements is largely dependent upon our ability to access cash from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to transfer funds to us. We have a significant amount of debt outstanding that contains restrictive covenants. If we are unable to obtain funds from our insurance subsidiaries, we will experience reduced cash flow, which could affect our ability to pay our obligations to creditors as they become due.

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

We conduct business in a heavily regulated industry, and changes in government regulation could increase the costs of compliance or cause us to discontinue marketing our products in certain states. Some of the federal and state regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, for example required us to implement changes in our programs and systems in order to maintain compliance. We have incurred significant expenditures as a result of HIPAA regulations and expect to continue to incur expenditures as various regulations become effective.

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

There is also substantial federal regulation of our business. Laws and regulations adopted by the federal government, including the Sarbanes-Oxley Act of 2002, Medicare Modernization Act of 2003, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act and Do Not Call regulations, establish administrative and compliance requirements applicable to the Company.

Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Our failure to comply with new or existing government regulation could subject us to significant fines and penalties. Our efforts to measure, monitor and adjust our business practices to comply with current laws are ongoing. Failure to comply with enacted regulations could result in significant fines, penalties or the loss of one or more of our licenses. As governmental regulation changes, the costs of compliance may cause us to change our operations significantly, or adversely impact the healthcare provider networks with which we do business, which may adversely affect our business and results of operations. In addition, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

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

See Note 17 of Notes to Financial Statements, the terms of which are incorporated by reference herein.

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

	High	Low

Fiscal Year Ended December 31, 2006
1st Quarter	$36.99	$35.79
2nd Quarter	37.00	36.97
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A
Fiscal Year Ended December 31, 2007
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

Upon completion of the Merger on April 5, 2006, between the Company and affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, shares of the Company’s Common Stock were delisted from trading on the New York Stock Exchange. Subsequent to such delisting, there has been no established public trading market in our shares.

As of March 6, 2008, there were approximately 30 holders of record of Class A-1 Common Stock and 1,371 holders of record of Class A-2 Common Stock.

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, the Company paid dividends to stockholders in the aggregate amount of $317.0 million. The Company did not declare or pay dividends on shares of its common stock in 2006.

In addition, dividends paid by the Company’s domestic insurance subsidiaries to the Company out of earned surplus in any year that are in excess of limits set by the laws of the state of domicile require prior approval of state regulatory authorities in that state.

During the year ended December 31, 2007, the Company issued an aggregate of 33,000 unregistered shares of its Class A-1 common stock for an aggregate consideration of $1.5 million. During the year ended December 31, 2006, the Company issued an aggregate of 74,365 unregistered shares of its Class A-1 common stock for an aggregate consideration of $2.8 million. All such sales of securities were made to certain newly-appointed executive officers and directors of the Company and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sales were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-1 common stock during each of the months in the twelve-month period ended December 31, 2007.

	Issuer Purchase of Equity Securities — Class A-1
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	per Share ($)	Programs	The Plan or Program

01/1/07-01/31/07	—	—	—	—
02/1/07-02/28/07	—	—	—	—
03/1/07-03/31/07	—	—	—	—
04/1/07-04/30/07	—	—	—	—
05/1/07-05/31/07	30,464	40.22	—	—
06/1/07-06/30/07	34,586	40.22	—	—
07/1/07-07/31/07	—	—	—	—
08/1/07-08/31/07	35,590	40.97	—	—
09/1/07-09/30/07	—	—	—	—
10/1/07-10/31/07	—	—	—	—
11/1/07-11/30/07	11,006	42.03	—	—
12/1/07-12/31/07	14,360	42.03	—	—

Totals	126,006	40.80	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 126,006 Class A-1 shares purchased from current or former officers of the Company. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of purchase.

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-2 common stock during each of the months in the twelve-month period ended December 31, 2007, pursuant to the terms of the Company’s agent stock accumulation plans established for the benefit of the Company’s agents (See Note 14 of the Notes to Financial Statements):

	Issuer Purchase of Equity Securities — Class A-2
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	per Share ($)	Programs	The Plan or Program

01/1/07-01/31/07	952	39.66	—	—
02/1/07-02/28/07	—	—	—	—
03/1/07-03/31/07	—	—	—	—
04/1/07-04/30/07	218,247	49.98	—	—
05/1/07-05/31/07	118,311	45.54	—	—
06/1/07-06/30/07	59,526	40.22	—	—
07/1/07-07/31/07	39,332	40.22	—	—
08/1/07-08/31/07	95,101	40.97	—	—
09/1/07-09/30/07	49,743	40.97	—	—
10/1/07-10/31/07	37,263	40.53	—	—
11/1/07-11/30/07	138,257	42.03	—	—
12/1/07-12/31/07	67,431	42.03	—	—

Totals	824,163	44.16	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 820,090 Class A-2 shares purchased from the stock accumulation plans established for the benefit of the Company’s agents and 4,073 Class A-2 shares purchased from former participants in the stock accumulation plans. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to shares of the Company’s Class A-1 and Class A-2 common stock that may be issued under HealthMarkets’ equity compensation plans as of December 31, 2007:

				Number of Securities
				Remaining Available
			Weighted-Average	for Future Issuance
	Number of Securities to		Exercise Price	Under Equity
	be Issued Upon Exercise		of Outstanding	Compensation Plans
	of Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,437,202	(1)	$30.29	2,592,195	(2)
Equity compensation plans not approved by security holders(5)	1,527,662	(3)	$0.00	4,034,261	(4)

Total	2,964,864		$14.68	6,626,456

(1)	Includes 53,473 stock options exercisable at a weighted average exercise price of $7.34 under the UICI 1987 Stock Option Plan. Also includes 1,383,729 stock options granted at a weighted average exercise price of $31.18 under the HealthMarkets 2006 Management Stock Option Plan.

(2)	Includes securities available for future issuance as follows: UICI 1987 Stock Option Plan, 2,534,857 shares; HealthMarkets 2006 Management Stock Option Plan, 57,338 shares.

(3)	Includes (a) 969,045 shares issuable upon vesting of matching credits granted to participants under the Agency Matching Total Ownership Plan established for the benefit of agents associated with UGA — Association Field Services and (b) 558,617 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan established for the benefit of agents associated with Cornerstone America.

(4)	Includes securities available for future issuance as follows: Agents’ Matching Total Ownership Plan, 1,737,984 shares; Matching Agency Contribution Plan, 2,296,277 shares.

(5)	Effective April 5, 2006, the Agency Matching Total Ownership Plan I and the Agents’ Matching Total Ownership Plan II (which were established for the benefit of agents associated with UGA — Association Field Services) were consolidated, amended and restated and thereafter renamed the HealthMarkets Agency Matching Total Ownership Plan. Also effective April 5, 2006, the Matching Agency Contribution Plan I and the Matching Agency Contribution Plan II (which were established for the benefit of agents associated with Cornerstone America) were consolidated, amended and restated and thereafter renamed the HealthMarkets Matching Agency Contribution Plan. The amended and restated plans were not approved by security holders. See Note 14 of Notes to Financial Statements for additional information regarding the Agency Matching Total Ownership Plan and the Matching Agency Contribution Plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2007 has been derived from the audited Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$1,595,267	$2,146,571	$2,121,218	$2,069,109	$1,825,162
Income from continuing operations before income taxes	119,054	352,298	313,150	221,149	131,916
Income from continuing operations	69,370	216,568	202,970	145,881	87,324
Income (loss) from discontinued operations	789	21,170	531	15,677	(72,990)
Net income	70,159	$237,738	$203,501	$161,558	$14,334
Per Share Data:
Earnings per share from continuing operations:
Basic earnings per common share	$2.28	$6.19	$4.40	$3.16	$1.88
Diluted earnings per common share	$2.21	$6.07	$4.31	$3.07	$1.82
Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per common share	$0.03	$0.61	$0.01	$0.34	$(1.57)
Diluted earnings (loss) per common share	$0.03	$0.59	$0.01	$0.33	$(1.52)
Earnings per share:
Basic earnings per common share	$2.31	$6.80	$4.41	$3.50	$0.31
Diluted earnings per common share	$2.24	$6.66	$4.32	$3.40	$0.30
Operating Ratios:
Health Ratios:
Loss ratio	57%	57%	57%	61%	65%
Expense ratio	38%	32%	31%	33%	34%

Combined health ratio	95%	89%	88%	94%	99%

Balance Sheet Data:
Total investments, cash and cash overdraft	$1,495,910	$1,834,600	$1,774,188	$1,710,589	$1,579,131
Total assets	2,155,582	2,594,829	2,371,530	2,345,658	2,126,959
Total policy liabilities	1,006,006	1,135,174	1,174,264	1,258,671	1,184,984
Total debt	481,070	556,070	15,470	15,470	18,951
Student loan credit facilities	97,400	118,950	130,900	150,000	150,000
Stockholders’ equity	306,260	524,385	871,081	714,145	587,568
Stockholders’ equity per share	$10.03	$17.53	$18.88	$15.62	$12.68

Loss ratio.  The loss ratio is defined as benefits, claims and settlement expenses as a percentage of earned premiums (excludes Life Insurance Division).

Expense ratio.  The expense ratio is defined as underwriting, policy acquisition costs and insurance expenses as a percentage of earned premiums (excludes Life Insurance Division).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer insurance (primarily health and life) to niche consumer and institutional markets. Through our subsidiaries we issue primarily health insurance policies, covering individuals and families, to the self-employed, association groups and small businesses, and life insurance policies to markets that we believe are underserved. We believe we have one of the largest direct selling organizations in the health insurance field, with approximately 1,900 independent writing agents per week in the field selling health insurance to the self employed market in 44 states.

Our revenues consist primarily of premiums derived from sales of our indemnity, PPO and voluntary employer group health plans and from life insurance policies. Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. Premiums on traditional life insurance are recognized as revenue when due. Revenues also include investment income derived from our investment portfolio and other income, which consists primarily of income derived by the Self-Employed Agency Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

The table below sets forth premium by insurance division for each of the three most recent fiscal years (excluding for all periods presented premium associated with our former Star HRG Division and Student Insurance Division, which we disposed of in July and December 2006, respectively):

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Premium:
Self-Employed Agency Division	$1,282,249	$1,330,298	$1,394,644
Life Insurance Division	69,949	65,716	61,936
Other Insurance	29,995	33,873	33,856

Total premium	$1,382,193	$1,429,887	$1,490,436

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

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. These claim liabilities are developed using actuarial principles and assumptions. See discussion below under the caption “Critical Accounting Policies and Estimates — Claims Liabilities” and Note 6 of Notes to Financial Statements.

In connection with various stock-based compensation plans that we maintain for the benefit of our independent agents, we record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the fair value (as determined by the Company’s Board of Directors since the Merger) of the Company’s common stock. See discussion below under the caption “Variable Stock-Based Compensation” and Note 14 of Notes to Financial Statements.

The Company’s business segments for financial reporting purposes include (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance; (ii) the Other Key Factors segment, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, pre-operational costs associated with the Company’s Medicare Advantage PFFS market initiative, general expenses relating to corporate operations and in 2006, the incremental costs associated with the acquisition of the Company by a group of private equity investors, and (iii) the Disposed Operations segment, which includes the Company’s former Star HRG Division and former Student Insurance Division.

2006 Sales of Student Insurance Division and Star HRG Division

In July 2006 and December 2006, in two separate transactions, we sold the assets comprising our former Star HRG Division and our former Student Insurance Division. In connection with these sales, we recorded an aggregate pre-tax gain in the amount of $201.7 million, of which $101.5 million was attributable to the Star HRG transaction and $100.2 million was attributable to the Student Insurance transaction.

As part of the sale transactions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which (a) the purchasers agreed to assume liability for all future claims associated policies in force as of the respective closing dates and (b) the Company’s insurance subsidiaries transferred to the purchasers cash in an amount equal to the actuarial estimate of those future claims. While under the terms of the coinsurance agreements the Company’s insurance subsidiaries have ceded liability for all future claims made on the insurance policies in force at the closing date, the insurance subsidiaries remain primarily liable on those policies. Accordingly, at December 31, 2006 and 2007 the Company continues to report the policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements as “Policy liabilities”, with a corresponding “Reinsurance receivable” asset on its Consolidated Balance Sheet. In addition, the Company will continue to report in future periods the residual results of operations of these businesses (anticipated to consist solely of residual wind-down expenses and any true-up provision associated with the sales, primarily of the Student Insurance Division) in continuing operations and classified to the Company’s Disposed Operations business segment.

See Note 2 of Notes to Financial Statements for additional information regarding the terms of the sales of the Star HRG Division and Student Insurance Division assets.

2006 Change in Accounting Policy

Effective December 31, 2006, the Company changed its accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business (classified as “deferred acquisition costs” (“DAC”)) and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium was earned. The Company utilized this accounting methodology in preparing its reported 2006 interim financial statements.

Following adoption of SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, first year and second year commission rates are higher than the renewal year commission rates, and the Company has determined that the preferred approach is to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of the policy. Accordingly, effective January 1, 2006, the Company has elected to change its accounting methodology by amortizing the first and second year excess commissions ratably over the average life of the policy which approximates a two year period .

The Company has elected to utilize the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy with respect to the capitalization and amortization of deferred acquisition costs associated with excess first and second year commissions. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized DAC of $77.6 million, a related increase to its deferred tax liability by $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses (classified to its SEA Division) in 2006 by $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million.

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenue:
Health Premiums	$1,311,733	(22)%	$1,671,571	(10)%	$1,855,969
Life premiums and other considerations	70,460	7%	65,675	7%	61,565

	1,382,193	(20)%	1,737,246	(9)%	1,917,534
Investment income	102,984	(1)%	104,147	7%	97,788
Other income	106,615	2%	104,634	(2)%	106,656
Gains (losses) on sale of investments	3,475	(98)%	200,544	N/A	(760)

Total revenues	1,595,267	(26)%	2,146,571	1%	2,121,218
Benefits and Expenses:
Benefits, claims, and settlement expenses	801,783	(20)%	996,617	(9)%	1,092,136
Underwriting, policy acquisition costs, and insurance expenses	536,168	(10)%	597,766	(5)%	628,746
Other expenses	88,702	(44)%	158,749	96%	81,177
Interest expense	49,560	20%	41,141	>100%	6,009

Total benefits and expenses	1,476,213	(18)%	1,794,273	(1)%	1,808,068

Income from continuing operations before income taxes	119,054	(66)%	352,298	13%	313,150
Federal income taxes	49,684	(63)%	135,730	23%	110,180

Income from continuing operations	69,370	(68)%	216,568	7%	202,970
Income from discontinued operations (net of income tax)	789	(96)%	21,170	>100%	531

Net income	$70,159	(70)%	$237,738	17%	$203,501

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years. For purposes of this presentation, we have reclassified and netted the operating revenues and expenses attributable to our former Star HRG Division and Student Insurance Division (which we disposed of in July and December 2006, respectively) to the line item “Income (loss) from Student Insurance operations and Star HRG Division (net of income tax)”:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenue:
Health Premiums	$1,311,733	(4)%	$1,364,212	(5)%	$1,428,871
Life premiums and other considerations	70,460	7%	65,675	7%	61,565

	1,382,193	(3)%	1,429,887	(4)%	1,490,436
Investment income	102,984	4%	98,896	9%	90,964
Other income	106,615	5%	101,817	(2)%	103,562
Gains (losses) on sale of investments	3,475	(98)%	200,544	N/A	(760)

Total revenues	1,595,267	(13)%	1,831,144	9%	1,684,202
Benefits and Expenses
Benefits, claims, and settlement expenses	802,385	2%	784,896	1%	777,695
Underwriting, policy acquisition costs, and insurance expenses	535,957	5%	508,606	2%	498,735
Other expenses	88,702	(44)%	158,749	96%	81,177
Interest expense	49,560	20%	41,141	>100%	6,009

Total benefits and expenses	1,476,604	(1)%	1,493,392	10%	1,363,616

Income from continuing operations before income taxes	118,663	(65)%	337,752	5%	320,586
Federal income taxes	49,547	(62)%	130,639	16%	112,782

Income from continuing operations (excluding Student Insurance operations and Star HRG operations)	69,116	(67)%	207,113	1%	207,804
Income from discontinued operation, net of tax	789	(96)%	21,170	>100%	531

Income excluding Student Insurance and Star HRG Divisions	69,905	(69)%	228,283	10%	208,335
Income (loss) from Student Insurance and Star HRG Divisions, net of tax	254	(97)%	9,455	N/A	(4,834)

Net income	$70,159	(70)%	$237,738	17%	$203,501

Revenues and income from continuing operations before federal income taxes (“operating income”) for each of the Company’s business segments and divisions in 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Insurance:
Self-Employed Agency Division	$1,417,952	$1,462,088	$1,525,968
Life Insurance Division	92,022	87,782	83,037
Other Insurance	31,866	35,337	34,799

Total Insurance	1,541,840	1,585,207	1,643,804

Other Key Factors	54,458	246,847	41,104
Intersegment Eliminations	(1,031)	(910)	(706)

Total revenues excluding disposed operations	1,595,267	1,831,144	1,684,202

Disposed Operations:
Student Insurance Division	—	240,050	290,378
Star HRG	—	75,377	146,638

Total Disposed Operations	—	315,427	437,016

Total revenues	$1,595,267	$2,146,571	$2,121,218

Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$150,449	$236,466	$310,466
Life Insurance Division	2,550	5,264	7,053
Other Insurance	7,909	5,488	4,658

Total Insurance	160,908	247,218	322,177

Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	(43,927)	(46,507)	14,680
Gain on Sale of Star HRG and Student	1,200	201,663	—
Merger transaction costs	—	(48,019)	(9,057)
Variable stock-based compensation	482	(16,603)	(7,214)

Total Other Key Factors	(42,245)	90,534	(1,591)

Total operating income excluding disposed operations	118,663	337,752	320,586

Disposed Operations:
Student Insurance Division	192	12,238	(8,870)
Star HRG Division	199	2,308	1,434

Total Disposed Operations	391	14,546	(7,436)

Total income from continuing operations before federal income taxes	$119,054	$352,298	$313,150

2007 Compared to 2006

In 2007, the Company reported consolidated revenues and income from continuing operations of $1.6 billion and $69.4 million, respectively, compared to revenues and income from continuing operations in 2006 of $2.147 billion and $216.6 million, respectively. Reflecting results from discontinued operations, the Company reported overall 2007 net income of $70.2 million compared to 2006 net income of $237.7 million.

The following comparative discussion of results of operations is by segment and division, including our disposed operations consisting of the Student Insurance Division and the Star HRG Division.

The Company operates three business segments, the Insurance segment, the Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance Division. The Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, pre-operational costs associated with the Company’s Medicare Advantage PFFS market initiative, general expenses relating to corporate operations and in 2006, the incremental costs associated with the acquisition of the Company. The Disposed Operations segment includes the Company’s former Star HRG Division and former Student Insurance Division. Investment income and certain other expenses are allocated to the divisions in the Insurance segment based on a variety of assumptions and estimates.

Self-Employed Agency Division

Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenues:
Earned premium revenue	$1,282,249	(4)%	$1,330,298	(5)%	$1,394,644
Investment income	30,840	(3)%	31,809	(3)%	32,725
Other income	104,863	5%	99,981	1%	98,599

Total revenues	1,417,952	(3)%	1,462,088	(4)%	1,525,968
Expenses:
Benefits expenses	735,701	2%	721,688	0%	718,502
Underwriting and acquisition expenses	478,106	8%	444,032	0%	445,411
Other expenses	53,696	(10)%	59,902	16%	51,589

Total expenses	1,267,503	3%	1,225,622	1%	1,215,502

Operating income	$150,449	(36)%	$236,466	(24)%	$310,466

Other operating data:
Loss ratio	57.4%	6%	54.3%	5%	51.5%
Expense ratio	37.3%	12%	33.3%	4%	32.0%

Combined health ratio	94.7%	8%	87.6%	5%	83.5%

Operating margin	11.7%	(34)%	17.8%	(20)%	22.3%
Average number of writing agents in period	1,874	(13)%	2,143	5%	2,039
Submitted annualized volume	$680,060	(14)%	$791,152	10%	$720,448

Loss Ratio.  The Loss ratio is defined as Benefits expense as a percentage of Earned premium revenue.

Expense Ratio.  The Expense ratio is defined as Underwriting and acquisition expenses as a percentage of Earned premium revenue.

Operating Margin.  Operating margin is defined as Operating income as a percentage of Earned premium revenue.

Submitted Annualized Volume.  Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

For 2007, the SEA Division reported operating income of $150.4 million compared to $236.5 million in 2006, a decrease of $86.0 million or 36%. Operating margin in 2007 was 13.3% compared to 11.7% in 2006. Operating income for the SEA Division in 2007 was negatively impacted by a decrease in earned premium revenue, an increase in the loss ratio (benefits as a percentage of earned premium), and an increase in underwriting, policy acquisition costs and insurance expenses.

Earned premium revenue at the SEA Division decreased to $1.282 billion in 2007 compared to $1.330 billion in 2006, a decrease of $48.0 million or 4%. This decrease in earned premium revenue was primarily attributable to a slight increase in policy lapse rates, a decline in submitted annualized premium volume, and a decrease in the conversion rate of submitted policies to issue policies. The period over period decrease in submitted annualized premium volume was due to a decrease in the average number of writing agents in the field from 2,143 during 2006 to 1,874 during 2007 and a 6% decrease in the productivity per agent based on the average number of weekly applications submitted per writing agent. The decrease in conversion experience on submitted policies was at least partly expected as it reflects the implementation of more rigorous underwriting procedures.

Benefits expense increased in 2007 compared to 2006 as reflected in the loss ratio of 57.4% versus 54.3%, respectively. The increase in the loss ratio reflects an ongoing gradual shift in product mix to the Company’s CareOne product suite and other PPO products which are designed to provide a higher proportion of premium dollars as benefits. The amount of benefit expenses reported each year is impacted by the estimate of claim liabilities. See discussion below in “Critical Accounting Policies” in the sections titled “Estimates of Claim Liabilities” and “Changes in SEA Claim Liability Estimates.”

Underwriting, policy acquisition costs and insurance expenses increased to $478.1 million in 2007 from $444.0 million in 2006, an increase of $34.1 million or 8%. In 2007, the Company recognized a $20.0 million expense associated with the potential settlement of the multi-state market conduct examination; see Note 17 of Notes to Financial Statements. This increase also resulted from an $8.0 million asset impairment charge in 2007 associated with two technology assets that we determined were no longer of value to the Company and additional consulting and professional fees incurred for various operational and technology focused initiatives.

Life Insurance Division

Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenues:
Earned premium revenue	$69,949	6%	$65,716	6%	$61,936
Investment income	20,602	2%	20,222	(1)%	20,349
Other income	1,471	(20)%	1,844	145%	752

Total revenues	92,022	5%	87,782	6%	83,037
Expenses:
Benefits expenses	54,041	22%	44,459	12%	39,684
Underwriting and acquisition expenses	35,431	(7)%	38,059	5%	36,300

Total expenses	89,472	8%	82,518	9%	75,984

Operating income	$2,550	(52)%	$5,264	(25)%	$7,053

Annualized paid premium volume	$18,407	(8)%	$20,007	(39)%	$32,878

The Life Insurance Division reported operating income in 2007 of $2.6 million compared to operating income of $5.3 million in 2006, a decrease of $2.7 million. This decrease was largely attributable to a $9.6 million increase in benefits expenses partially offset by a $4.2 million increase in premium and a $2.6 million decrease in underwriting and acquisition expenses.

Earned premium revenue at the Life Insurance Division increased to $69.9 million in 2007 compared to $65.7 million in 2006, an increase of $4.2 million or 6%. This increase reflects a greater level of renewal premiums from sales that originated in 2006 and prior years through our relationships with two independent marketing companies. The number of policies in force grew during 2007 as new sales exceeded the deterioration in existing blocks of business of older products.

Benefits expenses increased substantially in 2007 to $54.0 million from $44.5 million in 2006. This $9.6 million or 22% increase resulted from unusually adverse mortality experience. Underwriting, policy acquisition costs and insurance expenses decreased in 2007 to $35.4 million from $38.1 million in 2006, a decrease of $2.7 million or 7%. This reduction in expenses reflects a decrease in new sales and a decrease in the amortization of deferred acquisition costs based on more current actuarial assumptions.

In 2007, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the company) in the amount of $18.4 million compared to $20.0 million in 2006.

Other Insurance

Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenues:
Earned premium revenue	$29,995	(11)%	$33,873	0%	$33,856
Investment income	1,599	18%	1,356	73%	783
Other income	272	152%	108	(33)%	160

Total revenues	31,866	(10)%	35,337	2%	34,799
Expenses:
Benefits expenses	12,643	(33)%	18,748	(4)%	19,508
Underwriting and acquisition expenses	11,314	2%	11,101	4%	10,633

Total expenses	23,957	(20)%	29,849	(1)%	30,141

Operating income	$7,909	44%	$5,488	18%	$4,658

Other operating data:
Loss ratio	42.2%	(24)%	55.3%	(4)%	57.6%
Expense ratio	37.7%	15%	32.8%	4%	31.4%

Combined ratio	79.9%	(9)%	88.1%	(1)%	89.0%

Operating margin	26.4%	63%	16.2%	17%	13.8%

Loss Ratio.  The loss ratio is defined as Benefits expense as a percentage of Earned premium revenue.

Expense Ratio.  The Expense ratio is defined as Underwriting and acquisition expenses as a percentage of Earned premium revenue.

Operating Margin.  Operating margin is defined as Operating income as a percentage of Earned premium revenue.

The Other Insurance Division consists of the operations of ZON Re-USA, LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In 2007, ZON Re generated operating income of $7.9 million compared to $5.5 million in 2006, an increase of $2.4 million or 44%. This increase in operating income largely resulted from a substantial decrease in benefits expenses.

Earned premium revenue decreased by $3.9 million or 11% to $30.0 million in 2007 compared to $33.9 million in 2006. During 2007, we experienced an increase in competitive pressure, which impacted new and renewal business.

Benefits expenses decreased in both dollars and in relation to earned premium revenue as expressed by the loss ratio of 42.2% in 2007, or 24% lower than the loss ratio in 2006 of 55.3%. The reduction in the loss ratio in 2007 reflected favorable claim experience in the current year including refinements to the reserve calculations.

Other Key Factors

The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, costs associated with the Company’s Medicare Advantage PFFS market initiative and general expenses relating to corporate operations. In 2006, the incremental costs associated with the acquisition of the Company by a group of private equity investors were reported in the Other Key Factors segment.

Set forth below is a summary of the components of operating income at the Company’s Other Key Factors segment for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Operating income:
Investment income on equity	$40,971	15%	$35,563	10%	$32,418
Realized gain on sale of Star HRG	—	NM	101,497	NM	—
Realized gain on sale of Student Insurance	1,200	(99)%	100,166	NM	—
Realized gains (losses) on investments	5,201	NM	1,518	NM	(760)
Expense related to early extinguishment of debt	(2,926)	11%	(2,637)	NM	—
Merger transaction expenses	—	NM	(48,019)	430%	(9,057)
Interest expense on corporate debt	(43,609)	25%	(34,823)	NM	(1,148)
Interest expense on student loan debt	(5,951)	(6)%	(6,318)	30%	(4,861)
Variable stock-based compensation (expense) benefit	482	NM	(16,603)	130%	(7,214)
Medicare startup costs	(12,425)	NM	—	NM	—
General corporate expenses and other	(25,188)	(37)%	(39,810)	263%	(10,969)

Operating income (loss)	$(42,245)	NM	$90,534	NM	$(1,591)

NM: Not meaningful

Investment income on equity.  Includes investment income not otherwise allocated to the Insurance segment.

The Other Key Factors segment reported an operating loss in 2007 of $42.2 million, compared to operating income of $90.5 million in 2006. On a comparative basis, the 2006 results were particularly impacted by the total $201.7 million of gains resulting from the sales of the Star HRG and Student Insurance Divisions partially offset by the $48.0 million of Merger costs.

In 2007, total investment income on equity and realized gains on investments of $46.2 million were $9.2 million greater than the $37.0 million earned in 2006. The 2007 results reflected particularly favorable earnings on an international fund investment which is not anticipated to recur based on the most recent activity in that market and a reduction in the size of our commitment in that investment vehicle.

Interest expense on corporate debt of $43.6 million in 2007 represents an $8.8 million or 25% increase over the $34.8 million incurred in 2006. This increase in interest expense is a function of a greater average outstanding debt balance in 2007 associated with the additional borrowings undertaken in connection with the Merger transaction in 2006. See Note 8 of Notes to the Financial Statements.

Variable stock-based compensation expense decreased substantially between 2007 and 2006. We maintain for the benefit of our independent agents various stock-based compensation plans, in connection with which we record non-cash variable stock-based compensation expense or benefit based on the performance of the fair value of the Company’s common stock. In 2007, we recognized a benefit of $482,000 compared to an expense of $16.6 million in 2006. These results primarily reflect a decrease in the fair value of our common stock from 2006 to 2007 and an increase in the fair value of our common stock from 2005 to 2006.

In 2007, we incurred $12.4 million of expenses associated with our decision to enter the Medicare Advantage PFFS market beginning with the calendar year 2008 enrollment period. These expenses included compensation costs, lead generation expense, marketing, printing and other costs.

General corporate expenses of $25.2 million in 2007 represented a $14.5 million decrease from the $39.7 million spent in 2006. The 2006 results included substantially more costs for a corporate branding initiative and other professional fees incurred for various special projects that were undertaken following the Merger.

Disposed Operations

On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively. See Note 2 of Notes to Financial Statements.

Set forth below is certain summary financial and operating data for the Company’s former Student Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenues:
Earned premium revenue	$—	(100)%	$233,280	(17)%	$282,486
Investment income	—	(100)%	4,882	(20)%	6,121
Other income	—	(100)%	1,888	7%	1,771

Total revenues	—	(100)%	240,050	(17)%	290,378
Expenses:
Benefits expenses	(634)	(100)%	165,334	(26)%	222,306
Underwriting and acquisition expenses	442	(99)%	62,478	(19)%	76,942

Total expenses	(192)	(100)%	227,812	(24)%	299,248

Operating income	$192	NM	$12,238	(238)%	$(8,870)

The Company’s Student Insurance Division (which offered tailored health insurance programs that generally provided single school year coverage to individual students at colleges and universities) reported operating income of $192,000 in 2007 compared to $12.2 million in 2006. Very little activity remains in the Student Insurance Division since the sale on December 1, 2006.

Set forth below is certain summary financial and operating data for the Company’s former Star HRG Division (which designed, marketed and administered limited benefit health insurance plans for entry level, high turnover and hourly employees) for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
	(Dollars in thousands)

Revenues:
Earned premium revenue	$—	(100)%	$74,079	(49)%	$144,612
Investment income	—	(100)%	369	(48)%	703
Other income	—	(100)%	929	(30)%	1,323

Total revenues	—	(100)%	75,377	(49)%	146,638
Expenses:
Benefits expenses	32	(100)%	46,387	(50)%	92,135
Underwriting and acquisition expenses	(231)	(101)%	26,682	(50)%	53,069

Total expenses	(199)	(100)%	73,069	(50)%	145,204

Operating income	$199	NM	$2,308	61%	$1,434

The Company’s Star HRG Division reported an operating income in 2007 in the amount of $199,000 compared to $2.3 million in 2006. Very little activity remains in the Star HRG Division since it was sold on July 11, 2006.

Discontinued Operations

The Company reported income from discontinued operations in 2007 in the amount of $789,000, net of tax, compared to income from discontinued operations of $21.2 million, net of tax, in 2006. The income for the year ended December 31, 2006 consisted primarily of a tax benefit attributable to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items that are currently recoverable as a result of the sale of the Star HRG Division at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003.

2006 Compared to 2005

In 2006 HealthMarkets reported consolidated revenues and income from continuing operations of $2.147 billion and $216.6 million, respectively, compared to revenues and income from continuing operations in 2005 of $2.121 billion and $203.0 million, respectively. Reflecting results from discontinued operations, the Company reported overall 2006 net income of $237.7 million, compared to 2005 net income of $203.5 million.

Unless the context indicates otherwise, the following comparative discussion of our 2006 and 2005 results of operations excludes the operations of the Company’s Student Insurance Division and Star HRG Division which were sold in July and December 2006, respectively.

Continuing Operations

Revenues.  HealthMarkets’ revenues increased to $1.831 billion in 2006 from $1.684 billion in 2005, an increase of $146.9 million, or 9%. The Company’s revenues were particularly impacted by the following factors:

•	The Company experienced a 5% decrease in health premium revenue (to $1.364 billion in 2006 from $1.429 billion in 2005). This decrease was attributable to the decline in submitted annualized premium volume at the SEA Division in years prior to 2006. However, during 2006, annualized premium volume increased by 10% over annualized premium volume in 2005.

•	Life premiums and other considerations increased by 7%, to $65.7 million in 2006 from $61.6 million in 2005. This increase was attributable primarily to incremental sales of life products through relationships with two independent marketing companies and growth in renewal business from life products sold during 2004 and 2005.

•	Due to an increase in the prevailing yield on short-term securities, student loans and other investments, investment income increased to $98.9 million in 2006 compared to $91.0 million in 2005.

•	Other income (consisting primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products) decreased by 2% to $101.8 million in 2006 from $103.6 million in 2005. The decrease in other income was primarily attributable to a decrease in fee and other income earned by the Company’s former real estate subsidiary, the activities of which were immaterial and which the Company dissolved in the first quarter of 2007.

•	In 2006, the Company recognized net gains on sale of investments of $200.5 million compared to losses on sales of investments of $(760,000) in 2005. The increase in 2006 was primarily attributable to gains realized from the sales of the Company’s Star HRG Division and the Student Insurance Division in 2006.

Benefits and Expenses.  HealthMarkets’ total benefits and expenses increased to $1.493 billion in 2006 from $1.364 billion in 2005, an increase of $129.8 million, or 10%. The Company’s benefits and expenses were particularly impacted by the following factors:

•	Benefits, claims and settlement expenses increased nominally to $784.9 million in 2006 from $777.7 million in 2005, primarily as a result of an increase in the claim benefits as a percentage of earned premium associated with business written at the SEA Division. See Self-Employed Agency discussion below.

•	Underwriting costs, policy acquisition costs and insurance expenses remained virtually unchanged in the periods ($508.6 million in 2006 and $498.7 million in 2005). A decrease in administrative expenses in 2006 at the SEA Division was somewhat offset by additional amortization of capitalized acquisition costs in the amount of $15.5 million associated with a change in the Company’s method of accounting for a portion of deferred acquisition costs. See discussion above under the caption “2006 Change in Accounting Policy.” The Company maintains for the benefit of its independent agents various stock-based compensation plans, in connection with which we record non-cash variable stock-based compensation expense (benefit) in amounts that depend and fluctuate based upon the performance of the Company’s common stock. In 2006, the Company recognized a non-cash stock based compensation expense in the amount of $16.6 million, compared to non-cash stock based compensation expense of $7.2 million in 2005. The increase is principally due to greater change in share price during 2006 compared to 2005.

•	Other expenses (consisting primarily of direct expenses incurred by the Company in connection with providing ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products and general expenses relating to corporate operations) increased to $158.7 million in 2006 from $81.2 million in 2005. The majority of the increase is attributed to incremental costs in the amount of $48.0 million associated with the Merger, $9.4 million of advisory fees incurred since the Merger date for services provided by the Private Equity Investors and additional overhead expenses incurred in connection with the previously announced corporate name change and branding initiative.

•	Total interest expense on corporate debt and the Company’s student loan credit facilities increased to $41.1 million in 2006 from $6.0 million in 2005, primarily due to the incremental indebtedness incurred in connection with the Merger and the increase in borrowing rates on the student loan debt.

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

Self-Employed Agency Division

For 2006, the SEA Division reported operating income of $236.5 million compared to operating income of $310.5 million in 2005. Operating income at the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in 2006 was 17.8% compared to 22.3% in 2005.

Operating income at the SEA Division in 2006 was negatively impacted by a decrease in earned premium revenue, an increase in the loss ratio (benefits as a percentage of earned premium), and an increase in underwriting, policy acquisition costs and insurance expenses as a percentage of earned premium. Earned premium revenue at the SEA Division decreased to $1.330 billion in 2006 compared to earned premium revenue of $1.395 billion in 2005. The decrease in earned premium revenue at the Self-Employed Agency division during 2006 was due to the decline in submitted annualized premium volume in 2004 and 2005. However, during 2006, annualized premium volume increased by 10% over annualized premium volume in 2005. The increase in the loss ratio was due to a product mix shift to new health insurance products in the Company’s CareOne product suite and cost containment expenses resulting from the Company’s initiatives to control medical costs. Products in the CareOne product suite (sales of which in 2006 represented approximately 14% of total SEA Division earned premium revenue) are expected to provide a higher proportion of the premium as benefits. In 2006, underwriting, policy acquisition costs and insurance expenses included additional amortization of capitalized policy acquisition costs in the amount of $15.5 million associated with a change in the Company’s method of accounting for a portion of deferred acquisition costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — - 2006 Change in Accounting Policy” above.

The amount of benefit expenses reported each year is impacted by the estimate of claim liabilities. See discussion below in “Critical Accounting Policies” in the sections titled “Estimates of Claim Liabilities” and “Changes in SEA Claim Liability Estimates.”

The decrease in operating margin to 17.8% in 2006 compared to 22.3% in 2005 was attributable primarily to the increase in loss ratio and increase in underwriting, policy acquisition costs and insurance expenses in the amount of $15.5 million associated with a change in accounting policy with respect to amortization of a portion of deferred acquisition costs. See Note 1 of Notes to Financial Statements.

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

Life Insurance Division

The Company’s Life Insurance Division reported operating income in 2006 of $5.3 million compared to operating income of $7.1 million in 2005. The year-over-year decrease in operating income was attributable to an increase in death claims during the first half of 2006 and an increase in administrative expenses The increase in administrative expenses is due to a decrease in capitalized deferred acquisition costs (administration costs) related to a decline in first year sales volume.

In 2006, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $20.0 million compared to $32.9 million in 2005. Annualized paid premium volume for 2006 was negatively impacted by service issues associated with an outside vendor that assists the Company in gathering key underwriting information and a delay in production due to the introduction of redesigned products that are expected to improve return on capital.

Other Insurance

The Other Insurance Division consists of the operations of ZON Re (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In 2006, ZON Re generated revenues and operating income of $35.3 million and $5.5 million, respectively, compared to revenues and operating income of $34.8 million and $4.7 million, respectively, in 2005.

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

The Other Key Factors segment reported income in 2006 of $90.5 million, compared to a loss of $1.6 million in 2005.

The increase in income in the Other Key Factors segment in 2006 reflected the gains of approximately $201.7 million on the sales of substantially all of the assets comprising the Company’s Star HRG and Student Insurance Divisions completed in 2006. Results in 2006 also included Merger transaction costs in the amount of $48.0 million. The increase in interest expense on non-student loan debt in the 2006 period was due to the Merger-related indebtedness incurred in the second quarter of 2006. In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes. See Note 8 of Financial Statements.

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

Disposed Operations

On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively. See Note 2 of Notes to Financial Statements.

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

Discontinued Operations

The Company reported income from discontinued operations in 2006 in the amount of $21.2 million, net of tax ($0.59 per diluted share), compared to income from discontinued operations of $531,000, net of tax ($0.01 per diluted share), in 2005. The income for the year ended December 31, 2006 consisted primarily of a tax benefit attributable to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items that are currently recoverable as a result of the sale of the Star HRG Division at a gain. A significant portion of the released tax allowances and reserves were originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the 2003 sale of the Company’s former student finance subsidiary.

Variable Stock-Based Compensation

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company has from time to time recorded and will continue to record non-cash variable stock-based compensation expense in amounts that depend and fluctuate based upon the fair value of the Company’s common stock. For financial reporting purposes, the Company reflects all non-cash variable stock based compensation associated with its agent stock plans in its “Other Key Factors” business segment. See Note 14 of Notes to Financial Statements.

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

Liquidity and Capital Resources

Consolidated

On a consolidated level, the Company’s primary sources of liquidity have been premium revenues from policies issued, investment income, fees and other income, proceeds from corporate borrowings and borrowings to fund student loans. The primary uses of cash have been payments for benefits, claims and commissions under those policies, operating expenses, cash dividends to shareholders, stock repurchases and the funding of student loans. During 2007, the Company generated on a consolidated basis net cash from operations in the amount of $78.8 million, compared to net cash from operations of $42.8 million in 2006 and $185.4 million in 2005.

In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006. The Company’s consolidated short and long-term indebtedness (exclusive of indebtedness secured by student loans) was $481.1 million and $556.1 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company had an aggregate of $97.4 million and $119.0 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes issued by a bankruptcy-remote special purpose entity (the “SPE”). See Note 9 of Notes to Financial Statements. At December 31, 2007 and 2006, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $98.7 million and $111.2 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $6.5 million and $14.2 million, respectively. Prior to February 1, 2007, the SPE was authorized by the terms of the agreements governing the securitization to purchase from the Company additional student loans generated under the Company’s College First Alternative Loan program. Subsequent to February 1, 2007 the Company funded loans with cash on hand from HealthMarkets LLC.

Holding Company

HealthMarkets Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets LLC (collectively referred to as “holding company” in this section). HealthMarkets LLC’s principal assets are its investment in its separate operating subsidiaries, including its regulated insurance subsidiaries. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means from its subsidiaries. The laws governing the Company’s insurance subsidiaries restrict dividends paid by the Company’s domestic insurance subsidiaries in any year. Inability to access cash from its subsidiaries could have a material adverse effect upon the Company’s liquidity and capital resources.

At December 31, 2007 and 2006, HealthMarkets, Inc. and HealthMarkets LLC at the holding company level held cash and cash equivalents (including short-term investments) in the amount of $63.0 million and $311.5 million, respectively. Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc and HealthMarkets LLC for each of the three most recent years:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash and cash equivalents on hand at beginning of year	$311,481	$151,423	$39,573
Sources of cash:
Dividends from domestic insurance subsidiaries	171,200	213,200	146,000
Dividends from offshore insurance subsidiaries	5,040	6,950	9,000
Dividends from non-insurance subsidiaries	—	1,607	9,037
Contribution by private equity firms	—	985,000	—
Debt proceeds	—	600,000	—
Proceeds from non-consolidated qualifying special purpose entity related to the promissory Note received as consideration in the sale of Star HRG	—	144,294	—
Proceeds from other financing activities	54,185	27,870	12,253
Proceeds from stock option activities	1,164	337	2,582
Net tax treaty payments from subsidiaries	36,029	40,499	5,536
Net investment activities	140	3,221	1,773

Total sources of cash	267,758	2,022,978	186,181

Uses of cash:
Cash to operations	(26,508)	(34,173)	(14,767)
Contributions/investment in subsidiaries	(15,484)	(635)	(1,690)
Interest on debt	(36,911)	(23,808)	(1,023)
Repayment of debt	(75,000)	(62,500)	—
Financing activities	(3,800)	(150)	(370)
Dividends paid to shareholders	(316,996)	—	(34,705)
Purchases of HealthMarkets common stock	(41,535)	(8,744)	(13,359)
Merger transaction costs	—	(120,921)	(8,417)
Treasury stock purchase in Merger	—	(1,611,989)	—

Total uses of cash	(516,234)	(1,862,920)	(74,331)

Cash and cash equivalents on hand at end of year	$63,005	$311,481	$151,423

Cash and cash equivalents at HealthMarkets, Inc.	$37,675	$48,578	$151,423
Cash and cash equivalents at HealthMarkets LLC	25,330	262,903	—

Cash and cash equivalents on hand at end of year	$63,005	$311,481	$151,423

Sources of Cash and Liquidity

•	During 2007, the Company received an aggregate of $176.2 million in cash dividends from our subsidiaries compared to $221.7 million in 2006. Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2008, the Company’s domestic insurance companies can pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to the holding company of approximately $153.6 million ($76.3 million was paid in January 2008). However, as it has done in the past, the Company will assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

•	On April 5, 2006, the Company received $985.0 million for the purchase of common stock by the group of private equity firms in connection with the Merger.

•	In April 2006, the Company utilized proceeds from additional indebtedness in the amount of $600.0 million, consisting of $500.0 million under a term loan credit facility and $100.0 million of Floating Rate Junior Subordinated Notes to finance the Merger.

•	During 2006, the Company received a total of $144.3 million in distributions from the non-consolidated qualifying special purpose entity, Grapevine Finance LLC. Of this total $72.4 million resulted from a principal repayment by CIGNA on the $150.8 million note issued as consideration in the sale of Star HRG. The other $71.9 million resulted from Grapevine’s issuance of senior secured notes.

•	In 2007, the Company received $54.2 million in proceeds from other financing activities largely consisting of $50.4 million in proceeds from subsidiaries to acquire shares in the agent stock plans. The corresponding amount in 2006 was $20.4 million. The 2007 activity was unusually greater in large part due to a $27.9 million reinvestment of the extraordinary cash dividend in May 2007.

Uses of Cash and Liquidity

•	During 2007, the Company made contributions or investments in subsidiaries of $15.4 million substantially representing the acquisition of Fidelity Life Insurance Company for $13.4 million.

•	During 2007 and 2006, the Company made voluntary principal prepayments of $75.0 million and $62.5 million, respectively, on the $500.0 million term loan facility.

•	During 2007, the holding company paid an extraordinary cash dividend of $317.0 million.

•	During 2007, the Company paid $41.5 million mostly to repurchase shares of its common stock from subsidiaries in connection with the agent stock plans and also to purchase common stock from officers.

•	During 2006, the holding company expended significant amounts of cash for expenses related to the Merger totaling $120.9 million.

•	On April 5, 2006, the Company utilized $1.6 billion to repurchase 43,567,252 shares of its common stock in the Merger.

Contractual Obligations and Off Balance Sheet Arrangements

Set forth below is a summary of the Company’s contractual obligations (on a consolidated basis) at December 31, 2007:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$481,070	$—	$—	$362,500	$118,570
Student loan credit facility	97,400	12,150	25,150	22,150	37,950
Future policy benefits	463,277	16,027	42,816	41,392	363,042
Claim liabilities	435,099	352,991	78,701	2,571	836
Capital lease obligations	364	184	180	—	—
Operating lease obligations	16,777	4,947	6,902	3,241	1,687

Total	$1,493,987	$386,299	$153,749	$431,854	$522,085

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

Through the Company’s former College Fund Life Division, the Company previously offered an interest-sensitive whole life insurance product issued with a child term rider, under which the Company committed to provide private student loans to help fund the named child’s higher education if certain restrictions and qualifications are satisfied. At December 31, 2007, the Company had outstanding commitments to fund student loans under the College Fund Life Division program for the years 2008 through 2025. Loans are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by a private guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The total student loan funding commitments for each of the next five school years and thereafter, as well as the amount the Company expects to be required to fund based on historical utilization rates and policy lapse rates, are as follows as of December 31, 2007:

	Total	Expected
	Commitment	Funding
	(In thousands)

2008	$20,011	$1,367
2009	16,605	1,167
2010	17,038	987
2011	19,282	875
2012	21,735	689
2013 and thereafter	75,594	1,265

Total	$170,265	$6,350

Interest rates on the above commitments are principally variable (prime plus 2%).

Through February 1, 2007, the Company has funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity (the “SPE Notes”). The indenture governing the terms of the SPE Notes provided that the proceeds of such SPE Notes could be used to fund student loan commitments only until February 1, 2007, after which any monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans are required to be used to redeem the SPE Notes. After February 1, 2007, the Company will fund loans with cash on hand from HealthMarkets LLC. During 2006, principal payments on the Notes were made in the amount of $12.0 million from the proceeds from the repayment on the student loan receivables. See Note 9 of Notes to Financial Statements.

At each of December 31, 2007 and 2006, the Company had $14.3 million and $9.6 million, respectively, of letters of credit outstanding relating to its insurance operations.

Investments

The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from the Company’s in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 68% of the investment portfolio.

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

Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management’s review considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist. The Company also identifies investments in economically challenged industries. If investments are determined to be other than temporarily impaired, a loss is recognized at the date of determination.

Fixed maturity securities represented 88.0% and 76.3% of the Company’s total investments at December 31, 2007 and 2006, respectively. Fixed maturity securities at December 31, 2007 consisted of the following:

	December 31, 2007
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. Treasury and U.S. Government agency obligations	$72,940	5.6%
Corporate bonds	878,159	67.3%
Mortgage-backed securities issued by U.S. Government agencies and authorities	205,917	15.8%
Other mortgage and asset backed securities	142,727	10.9%
Other	4,681	0.4%

Total fixed maturity securities	$1,304,424	100.0%

Corporate bonds included in the fixed maturity portfolio consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2007, the largest concentration in any one investment grade corporate bond was $92.4 million, which represented 6.3% of total invested assets. This security was received as payment on the sale of the Student Insurance Division. To limit its credit risk, the Company has taken out $75.0 million of credit default insurance on this bond, reducing its default exposure to $19.8 million, or 1.3% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.6 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%. Additionally, due primarily to long standing conservative investment guidelines, our direct exposure to sub prime investments and auction rate securities is limited to 3.5% of investments.

Included in the fixed maturity portfolio are mortgage-backed securities, including collateralized mortgage obligations, mortgage-backed pass-through certificates and commercial mortgage-backed securities. To limit its credit risk, the Company invests in mortgage-backed securities that are rated investment grade by the public rating agencies. The Company’s mortgage-backed securities portfolio is a conservatively structured portfolio that is concentrated in the less volatile tranches, such as planned amortization classes and sequential classes. The Company seeks to minimize prepayment risk during periods of declining interest rates and minimize duration extension risk during periods of rising interest rates. The Company has less than 1% of its investment portfolio invested in the more volatile tranches.

A quality distribution for fixed maturity securities at December 31, 2007 is set forth below:

	December 31, 2007
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$623,167	47.8%
AA	200,547	15.4%
A	354,718	27.2%
BBB	105,491	8.1%
Less than BBB	20,501	1.5%

	$1,304,424	100.0%

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

Set forth below is a summary of the Company’s gross unrealized losses in its portfolio of fixed maturity securities as of December 31, 2007:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$7,245	$12	$15,200	$93	$22,445	$105
Mortgage backed securities issued by U.S. Government agencies and authorities	—	—	134,294	1,575	134,294	1,575
Other mortgage and asset backed securities	461	38	89,764	1,470	90,225	1,508
Corporate bonds	152,855	5,713	303,871	12,315	456,726	18,028
Other	—	—	4,681	1,737	4,681	1,737

Total	$160,561	$5,763	$547,810	$17,190	$708,371	$22,953

At December 31, 2007, the Company had $23.0 million of unrealized losses in its fixed maturities portfolio. Of the $5.8 million in unrealized losses that have existed for less than twelve months, two securities have unrealized losses in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $2.4 million at December 31, 2007. Of the $17.2 million in unrealized losses that have existed for twelve months or longer, nine securities had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $6.8 million at December 31, 2007. Included with the nine securities that had unrealized losses in excess of 10% and classified as “Other” in the table above is the Company’s residual interest in Grapevine Finance LLC.

At December 31, 2007, Grapevine Finance LLC had an unrealized loss of $1.7 million, or 27.1% of cost. See Notes 3 and 11 of Notes to Financial Statements. The Company believes that the cash flows received from the security have not changed from those that were expected when the securitization was complete in 2006.

The Company continually monitors these investments and believes that, as of December 31, 2007, the unrealized loss in these investments is temporary.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the

Company’s aggregate investment portfolio at December 31, 2007 and 2006, excluding investments in U.S. Government securities:

	December 31,
	2007		2006
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
		(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$92,393	6.2%	$94,763	5.3%
Morgan Stanley Dean Witter	22,560	1.5%	—	—
Household Finance Corporation	15,035	1.0%	—	—
Federal National Mortgage Corporation	15,028	1.0%	17,992	1.0%
General Electric Capital Corporation	15,022	1.0%	—	—
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund(2)	$88,657	6.0%	$325,677	18.1%

(1)	Represents security received from the purchaser as consideration upon sale of the Company’s former Student Insurance Division on December 1, 2006. To reduce the Company’s credit risk, the Company has taken out $75.0 million of credit default insurance on this security, reducing the Company’s default exposure to $19.8 million.

(2)	The Fidelity Institutional Money Market Fund is a diversified institutional money market fund that invests solely in high quality United States dollar denominated money market securities of domestic and foreign issuers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. The claim liability estimate, as determined, is expected to be adequate under reasonably likely circumstances. The estimate is developed using actuarial principles and assumptions that consider a number of items, including but not limited to historical and current claim payment patterns, product variations, the timely implementation of rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements

For the majority of health insurance products in the Self-Employed Agency Division, the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and may be significant.

The Company establishes the claims liability using the original incurred date, with certain adjustments as described below. Under this incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date will be established if claims payments continue for more than thirty-six months without a six month break in service.

The completion factors and loss ratio estimates in the most recent incurred months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at its SEA Division. The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2007 unpaid claim liability for the SEA Division. The scenarios selected are reasonable based on the Company’s past experience, however future results may differ.

Completion Factor(a)		Loss Ratio Estimate(b)
Increase	Increase (Decrease)	Increase	Increase (Decrease) in
(Decrease)	in Estimated Claim	(Decrease) in	Estimated Claim
in Factor	Liability	Ratio(c)	Liability
	(In thousands)		(In thousands)

0.015	$(28,419)	6	$33,687
0.010	(19,726)	3	16,844
0.005	(10,112)	(3)	(16,844)
(0.005)	10,224	(6)	(33,687)
(0.010)	20,561	(9)	(50,531)
(0.015)	31,015	(12)	(67,375)

(a)	Impact due to change in completion factors for incurred months prior to the most recent five months.

(b)	Impact due to change in estimated loss ratio for the most recent five months.

(c)	For example, if the loss ratio increased from 50% to 56% this would be an increase of “6.”

The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as inventories of pending claims in excess of historical levels and disputed claims. When the level of pending claims appears to be in excess of normal levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an excess pending claims liability is appropriate under such circumstances because of the operation of the developmental method used to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for an augmented claim liability.

With respect to business at its Disposed Operations segment, the Company assigned incurred dates based on the date of service. This definition estimated the liability for all medical services received by the insured prior to the end of the applicable financial period. Appropriate adjustments were made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period.

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005
		(In thousands)

Self-Employed Agency Division	$371,861	$417,571	$438,857
Life Insurance Division	12,148	11,472	10,989
Other Insurance	13,747	14,289	16,247
Disposed Operations(1)	50	1,218	79,908

Subtotal	397,806	444,550	546,001
Reinsurance recoverable(2)	37,293	72,582	12,105

Total claim liabilities	$435,099	$517,132	$558,106

(1)	Reflects claims liabilities associated with the Company’s former Student Insurance Division and Star HRG Division. The claims liabilities remaining at December 31, 2006 and 2007 represent the residual liability associated with a closed block short-term product previously offered by, and retained by the Company in the 2006 sale of, the Student Insurance Division.

(2)	Reflects liability related to unpaid losses recoverable. The amount associated with Disposed Operations in 2007, 2006 and 2005 is $26.8 million, $61.3 million, and $2.7 million, respectively.

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

Set forth in the table below is the summary of the incurred but not reported claim liability by business unit at each of December 31, 2007, 2006 and 2005:

	At December 31,
	2007	2006	2005
	(In thousands)

Self Employed Agency Division	$309,462	$346,060	$368,556
Life Insurance Division	3,907	4,254	4,725
Other Insurance	13,700	14,177	16,007
Disposed Operations	50	1,182	75,809

Subtotal	327,119	365,673	465,097
Reinsurance recoverable	32,270	65,341	7,971

Total IBNR claim liability	359,389	431,014	473,068
ICOS claim liability	70,687	78,877	80,904
Reinsurance recoverable	5,023	7,241	4,134

Total ICOS claim liability	75,710	86,118	85,038

Total claim liability	$435,099	$517,132	$558,106

Percent of IBNR to Total	83%	83%	85%

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$444,550	$546,001	$610,779
Less: Claims liability paid on business disposed	—	(68,617)	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	851,575	1,059,032	1,191,723
Prior years	(75,024)	(90,697)	(124,996)

Total incurred losses, net of reinsurance	776,551	968,335	1,066,727

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	535,987	664,220	765,767
Prior years	287,308	336,949	365,738

Total paid claims, net of reinsurance	823,295	1,001,169	1,131,505

Claims liability at end of year, net of related reinsurance recoverable (2007 — $37,293; 2006 — $72,582; 2005 — $12,105)	$397,806	$444,550	$546,001

As indicated in the table above, incurred losses developed in amounts less than originally anticipated.

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Self-Employed Agency Division	$(75,552)	$(85,784)	$(121,362)
Life Insurance Division	(163)	(510)	337
Other Insurance	734	(2,530)	805
Disposed Operations	(43)	(1,873)	(4,776)

Total favorable development	$(75,024)	$(90,697)	$(124,996)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the SEA Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2007, 2006 and 2005 is set forth in the table below by source:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Development in the most recent incurral months	$(25,957)	$(31,949)	$(64,587)
Development in completion factors	(9,536)	(4,606)	(9,677)
Development in reserves for regulatory and legal matters	(14,991)	(4,762)	(6,971)
Development in ACE rider	(13,670)	(29,726)	(27,171)
Development in non-renewed blanket policies	(6,669)	—	—
Development in large claim reserve	—	(10,555)	(8,455)
Other	(4,729)	(4,186)	(4,501)

Total favorable development	$(75,552)	$(85,784)	$(121,362)

The total favorable claims liability development experience for 2007, 2006 and 2005 in the amount of $75.6 million, $85.8 million and $121.4 million, respectively, represented 18.1%, 19.5% and 24.6% of total claim liabilities established for the SEA Division as of December 31, 2006, 2005 and 2004, respectively.

Development in the most recent incurral months and Development in completion factors

As indicated in the table above, considerable favorable development ($35.5 million, $36.6 million and $74.3 million for year ended December 31, 2007, 2006 and 2005, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. The completion factors are derived from historical experience, and favorable or unfavorable development may result when current claim payment patterns differ from historical patterns. The completion factors are selected so that they are equally likely to be redundant as deficient. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected. The favorable development also reflects changes in the assumptions used to calculate the estimate of the claim liability. See discussion below regarding Changes in SEA Claim Liability Estimates.

Development in reserves for regulatory and legal matters

The Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the ACE rider

The Accumulated Covered Expense (“ACE”) rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is partially attributable to development in the most recent incurral months and development in the completion factors. The favorable development also reflects changes in the assumptions used to calculate the estimate of the claim liability. See discussion below regarding Changes in the SEA Claim Liability Estimates.

Development in non-renewed blanket policies

In 2007, the SEA Division benefited from favorable development in its claim liability of $6.7 million related to its reserve for benefits provided through group blanket contracts to the members of certain associations. These contracts were not renewed and the Company’s subsequent actual experience was favorable in comparison to the reserve estimates established prior to the termination of the contracts.

Development in large claim reserve

The Company experienced favorable development of $8.5 million during 2005 in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. During 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, thus eliminating the need for the separate large claim reserve and producing favorable development in the amount of $10.6 million. Since this reserve was eliminated in 2006, there is no subsequent development in 2007, either favorable or unfavorable.

Other

The remaining favorable experience in the claim liability development was $4.7 million, $4.2 million and $4.5 million in 2007, 2006 and 2005, respectively, which in each year, represented less than 1.1% of total claim liability established at the end of each preceding year.

Impact on Life Insurance Division.  The varied claim liability development experience at the Life Insurance Division for each of the years presented is due to the development of a closed block of workers’ compensation business.

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re, we underwrite, administer and issue accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The unfavorable claim liability development experience at ZON Re in 2007 in the amount of $734,000 was due to certain large claims reported in 2007 associated with claims incurred in prior years. The favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006.

Impact on Disposed Operations.  The products of the Company’s former Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. During 2007, the development of the claim liabilities for the Disposed Operations showed a small favorable development of $43,000.

The favorable claim liability development experience at the Student Insurance Division in 2006 and 2005 was $478,000 and $5.2 million, respectively. This favorable development was due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year.

The favorable claims liability development experience at Star HRG Division of $1.4 million in 2006 included the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005. The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 was within the normal statistical variation in the model used to develop the reserve. The actual development of prior years’ claims exceeded the expected development of the claim liability.

Changes in SEA Claim Liability Estimates

As presented in the table above, the SEA Division has reported particularly favorable development experience for the last several years. In response to these results, the Company has endeavored and will continue in its efforts to refine its estimates and assumptions in calculating the claim liability estimate. To the extent the changes in estimates described below related to prior year incurral months at the time the change was implemented, that portion or amount of the change is included in the development experience table. The Company made the following changes in estimate, by year, as described below:

2007 Change in Claim Liability Estimates.  During 2007, the Company made the following refinements to its claim liability estimate.

•	A reduction in the claim liability of $11.2 million recorded in the fourth quarter was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	In 2007, the Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. The refinement of $5.9 recorded in the third quarter was attributable to an update of the completion factors used in estimating the claim liability for the ACE rider. A benefit recorded in the second quarter of $5.0 million reflected an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

•	During the third quarter of 2007, the claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.

2006 Change in Claim Liability Estimates.  During 2006, the Company made the following refinements to its claim liability estimate.

•	In the third quarter, the Company reduced the claim liability estimate by $11.2 million due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. This update to the calculation distinguished between more mature products with reliable historical data and newer or lower volume products that had not established a reliable historical trend.

•	During 2006, the Company reduced the claim liability estimate by a total of $25.1 million for the ACE rider, $10.5 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter. These reductions were attributable to an update of the completion factors used in estimating the claim liability, reflecting both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

2005 Change in Claim Liability Estimates.  During 2005, the Company made the following refinements to its claim liability estimate.

•	In the third quarter, the Company reduced the claim liability estimate by $21.0 million. This reduction was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on the most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months.

•	In addition, in the third quarter, an additional $12.3 million reduction was made as a result of updates to the completion factors used in the developmental method of estimating the unpaid claim liability, reflecting more current claims administration practices.

•	In the first quarter, the Company made certain refinements to its claim liability calculations related to the ACE rider, the effect of which decreased claim liabilities by $7.6 million. Prior to January 1, 2005, the Company utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the Company refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique utilizes anticipated loss ratios in the most recent incurral months. This completion factor technique utilized historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

Accounting for Policy Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company generally defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned and the Company amortizes the deferred expense over the period as and when the premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over the average life of a policy, which approximates a two-year period. Other underwriting and policy issuance costs (which the Company estimates are more fixed than variable) are expensed as incurred.

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006, with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. Generally, the first year and second year commission rates on policies issued by the Company’s SEA Division are higher than renewal year commission rates. Commencing in 2006, the Company changed its accounting methodology with respect to the first year and second year excess commissions and now amortizes those excess commissions over a two year period, which approximates the average life of the policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2006 Change in Accounting Policy.”

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

We monitor and assesses the recoverability of deferred health and life policy acquisition costs on a quarterly basis.

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other intangibles according to Financial Accounting Standards Board (“FASB”) FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. FAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from one to twenty-five years. See Note 5 of Notes to Financial Statements.

Accounting for Agent Stock Accumulation Plans

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services and Cornerstone America. The Company has established a liability for future unvested benefits under the Agent Plans and adjusts the liability based on the fair value of the Company’s Common Stock. The accounting treatment of the Company’s Agent Plans has resulted and will continue to result in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value of HealthMarkets Class A-2 common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. See discussion above under the caption “Variable Stock-Based Compensation” and Note 14 of Notes to Financial Statements.

Investments

The Company has classified its investments in securities with fixed maturities as available for sale. Investments in equity securities and securities with fixed maturities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed quarterly to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be other than temporarily impaired, a loss is recognized at the date of determination.

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

Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. Management’s review considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition of the issuer deterioration and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist. The Company also identifies investments in economically challenged industries. If investments are determined to be other than temporarily impaired, a loss is recognized at the date of determination.

The Company seeks to match the cash flows of invested assets with the payment of expected liabilities. By doing this, the Company attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur, the impact on the Company’s results of operations could be significant.

Non-Consolidated Subsidiary

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, the Company distributed and assigned to Grapevine the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction (see Note 2 of Notes to Financial Statements). On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes to an institutional purchaser collateralized by Grapevine’s assets including the CIGNA Note. The net proceeds from the senior secured notes were distributed to HealthMarkets, LLC.

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

In 2003, the Company realized net capital losses that were carried forward and available to offset future capital gains, if any, realized in the following 5 years. In 2003, the Company established a valuation allowance for the deferred tax asset resulting from the capital loss carryforward reflecting the uncertainty in the Company’s ability to realize that asset in subsequent years through the generation of sufficient capital gains. In 2006, the sales of the

Student Insurance and the Star HRG Divisions generated capital gains in excess of the capital loss carryover. Accordingly, in 2006, the Company released the valuation allowance of $18.1 million thereby realizing the deferred tax benefits of the capital loss carryforwards.

Loss Contingencies

The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note 17 of Notes to Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

Other Matters

The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2007, the risk-based capital ratio of each of the Company’s domestic insurance subsidiaries significantly exceeded the ratios for which regulatory corrective action would be required.

Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5 — Market for Registrant’s Common Stock and Related Stockholder Matters and Note 13 of Notes to Financial Statements.

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

Recently Issued Accounting Pronouncements

On March 19, 2008 the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in FAS No. 133. FAS No. 161 is effective prospectively for period beginning on or after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

In December 2007, FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, was issued. The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes this statement will not have a material impact on its financial position or results of operations.

In February 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was issued. FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company believes this statement will not have a material impact on its financial position or results of operations.

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The adoption of FIN 48 did not impact the Company’s financial condition or results of operations.

In February 2006, the FASB issued FAS No. 155, Hybrid Instruments. SFAS No. 155 amends FAS No. 133 and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. FAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends FAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted FAS No. 155 effective January 1, 2007; however, there was no material impact.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal year 2008. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

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

The sensitivity analysis model produces a loss in fair value of market sensitive instruments of $55.0 million based on a 100 basis point increase in interest rates as of December 31, 2007. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.

The Company uses interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with $300.0 million of debt. Approximately $129.5 million of the Company’s outstanding debt at December 31, 2007, was exposed to the fluctuation of the three month London Inter-bank Offer Rate (LIBOR). The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), the Company’s interest expense would change by approximately $1.3 million.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. However, internal control systems, no matter how well designed, cannot provide absolute assurance. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Company’s Information Statement to be filed in connection with the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

Item 11.	Executive Compensation

See the Company’s Information Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 16 of Notes to Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2008 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this report entitled “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthMarkets, Inc.

By:	/s/ WILLIAM J. GEDWED*
William J. Gedwed,
President, Chief Executive Officer and Director

Date: March 31, 2008

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN F. WISE* Allen F. Wise	Chairman of the Board and Director	March 31, 2008

/s/ WILLIAM J. GEDWED* William J. Gedwed	President, Chief Executive Officer and Director	March 31, 2008

/s/ MICHAEL E. BOXER* Michael E. Boxer	Executive Vice President and Chief Financial Officer	March 31, 2008

/s/ PHILIP RYDZEWSKI Philip Rydzewski	Chief Accounting Officer	March 31, 2008

/s/ CHINH E. CHU* Chinh E. Chu	Director	March 31, 2008

/s/ HARVEY C. DEMOVICK, JR.* Harvey C. DeMovick, Jr.	Director	March 31, 2008

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 31, 2008

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 31, 2008

/s/ MATTHEW KABAKER* Matthew Kabaker	Director	March 31, 2008

/s/ ANDREW S. KAHR* Andrew S. Kahr	Director	March 31, 2008

Signature	Title	Date

/s/ SUMIT RAJPAL* Sumit Rajpal	Director	March 31, 2008

/s/ KAMIL M. SALAME* Kamil M. Salame	Director	March 31, 2008

/s/ STEVEN J. SHULMAN* Steven J. Shulman	Director	March 31, 2008

*By: /s/ MICHAEL A. COLLIFLOWER Michael A. Colliflower (Attorney-in-fact)	(Attorney-in-fact)	March 31, 2008

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2007

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period then ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 15 to the consolidated financial statements, effective January 1, 2006, HealthMarkets, Inc. adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, respectively. The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 for correction of prior period errors in recording deferred acquisition costs.

(signed) KPMG LLP

Dallas, Texas
March 31, 2008

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	per share data)

ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2007 — $1,314,069; 2006 — $1,391,275)	$1,304,424	$1,374,403
Equity securities, at fair value (cost: 2007 — $300; 2006 — $283)	346	318
Policy loans	14,279	14,625
Short-term and other investments, at fair value (cost: 2007 — $163,727; 2006 — $412,498)	162,552	412,498

Total Investments	1,481,601	1,801,844
Cash and cash equivalents	14,309	32,756
Student loans	96,254	105,846
Restricted cash	8,496	16,238
Investment income due and accrued	20,114	22,633
Due premiums	4,055	3,299
Reinsurance receivable	73,032	155,283
Agents’ and other receivables	63,965	45,732
Deferred acquisition costs	197,979	197,757
Property and equipment, net	69,939	64,436
Goodwill and other intangible assets, net	89,194	86,871
Recoverable federal income taxes	4,962	23,929
Other assets	31,682	38,205

	$2,155,582	$2,594,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$463,277	$453,715
Claims	435,099	517,132
Unearned premiums	96,866	151,758
Other policy liabilities	10,764	12,569
Accounts payable and accrued expenses	48,233	48,363
Other liabilities	129,010	134,518
Deferred income taxes payable	84,968	73,575
Debt	481,070	556,070
Student loan credit facility	97,400	118,950
Net liabilities of discontinued operations	2,635	3,794

	1,849,322	2,070,444
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,000,062 issued and 26,899,056 outstanding in 2007, 26,889,457 issued and outstanding in 2006; Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 3,952,204 issued and 3,623,266 outstanding in 2007, 3,131,503 issued and 3,032,642 outstanding in 2006	310	300
Additional paid-in capital	55,754	12,529
Accumulated other comprehensive loss	(13,132)	(12,552)
Retained earnings	281,141	527,978
Treasury stock, at cost (101,006 Class A-1 common shares and 328,938 Class A-2 common shares in 2007, 98,861 Class A-2 common shares in 2006)	(17,813)	(3,870)

	306,260	524,385

	$2,155,582	$2,594,829

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

REVENUE
Health premiums	$1,311,733	$1,671,571	$1,855,969
Life premiums and other considerations	70,460	65,675	61,565

	1,382,193	1,737,246	1,917,534
Investment income	102,984	104,147	97,788
Other income	106,615	104,634	106,656
Gains (losses) on sale of investments	3,475	200,544	(760)

	1,595,267	2,146,571	2,121,218
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	801,783	996,617	1,092,136
Underwriting, policy acquisition costs, and insurance expenses	536,168	597,766	628,746
Other expenses, (includes amounts paid to related parties of $14,228, $21,230 and $1,676 in 2007, 2006 and 2005, respectively)	88,702	158,749	81,177
Interest expense	49,560	41,141	6,009

	1,476,213	1,794,273	1,808,068

Income from continuing operations before income taxes	119,054	352,298	313,150
Federal income taxes	49,684	135,730	110,180

Income from continuing operations	69,370	216,568	202,970
Income from discontinued operations, (net of income tax (expense) benefit of $(425), $19,495 and $(2,614) in 2007, 2006 and 2005, respectively)	789	21,170	531

Net income	$70,159	$237,738	$203,501

Basic earnings per share:
Income from continuing operations	$2.28	$6.19	$4.40
Income from discontinued operations	0.03	0.61	0.01

Net income per share, basic	$2.31	$6.80	$4.41

Diluted earnings per share:
Income from continuing operations	$2.21	$6.07	$4.31
Income from discontinued operations	0.03	0.59	0.01

Net income per share, diluted	$2.24	$6.66	$4.32

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
			(In thousands, except per share data)

Balance at December 31, 2004	$476	$202,139	$20,137	$528,447	$(37,054)	$714,145
Comprehensive income:
Net income	—	—	—	203,501	—	203,501
Change in unrealized losses on securities	—	—	(43,016)	—	—	(43,016)
Deferred income tax expense	—	—	15,056	—	—	15,056

Other comprehensive loss	—	—	(27,960)	—	—	(27,960)

Comprehensive income						175,541

Dividends paid	—	—	—	(34,705)	—	(34,705)
Vesting of Agent Plan credits	—	11,245	—	—	9,990	21,235
Exercise stock options	3	2,579	—	—	—	2,582
Stock-based compensation	—	1,136	—	—	—	1,136
Stock-based compensation tax benefit	—	1,861	—	—	—	1,861
Retirement of treasury stock	(3)	(7,519)	—	—	7,522	—
Purchase of treasury stock	—	—	—	—	(11,514)	(11,514)
Other	—	890	—	—	(90)	800

Balance at December 31, 2005	476	212,331	(7,823)	697,243	(31,146)	871,081
Comprehensive income:
Net income	—	—	—	237,738	—	237,738
Change in unrealized losses on securities	—	—	(4,801)	—	—	(4,801)
Change in unrealized losses on cash flow hedging relationship	—	—	(2,475)	—	—	(2,475)
Deferred income tax expense	—	—	2,547	—	—	2,547

Other comprehensive loss	—	—	(4,729)	—	—	(4,729)

Comprehensive income						233,009

Cumulative effect of change in accounting policy (see Note 1)	—	—	—	50,462	—	50,462
Additional paid-in capital reclassification	—	425,815	—	(425,815)	—	—
Merger costs reducing equity	—	—	—	(31,650)	—	(31,650)
Vesting of Agent Plan credits	—	10,698	—	—	6,812	17,510
Exercise stock options	—	337	—	—	—	337
Stock-based compensation	—	3,819	—	—	—	3,819
Stock-based compensation tax benefit	—	1,390	—	—	—	1,390
Retirement of treasury stock	(179)	(1,636,143)	—	—	1,636,322	—
Contribution from private equity investors	—	985,000	—	—	—	985,000
Contribution of derivatives from private equity investors	—	1,963	—	—	—	1,963
Purchase of treasury stock	—	—	—	—	(1,620,733)	(1,620,733)
Sale of treasury stock	—	4,779	—	—	4,875	9,654
Other	3	2,540	—	—	—	2,543

Balance at December 31, 2006	300	12,529	(12,552)	527,978	(3,870)	524,385

Comprehensive income:
Net income	—	—	—	70,159	—	70,159
Change in unrealized losses on securities	—	—	6,063	—	—	6,063
Change in unrealized losses on cash flow hedging relationship	—	—	(6,995)	—	—	(6,995)
Deferred income tax expense	—	—	352	—	—	352

Other comprehensive loss	—	—	(580)	—	—	(580)

Comprehensive income						69,579

Issuance of common stock	6	18,636	—	—	23,596	42,238
Vesting of Agent Plan credits	3	17,285	—	—	3,996	21,284
Exercise stock options	1	1,163	—	—	—	1,164
Stock-based compensation	—	5,828	—	—	—	5,828
Stock-based compensation tax benefit	—	313	—	—	—	313
Dividends paid	—	—	—	(316,996)	—	(316,996)
Purchase of treasury stock	—	—	—	—	(41,535)	(41,535)

Balance at December 31, 2007	$310	$55,754	$(13,132)	$281,141	$(17,813)	$306,260

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
	(Unaudited)

Operating Activities
Net income	$70,159	$237,738	$203,501
Income from discontinued operations	(789)	(21,170)	(531)
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses on sale of investments	(3,475)	(200,544)	760
Acquisition costs deferred	(138,596)	(170,937)	(103,185)
Amortization of deferred acquisition costs	138,374	172,112	82,567
Depreciation and amortization	33,938	28,007	31,154
Deferred income taxes	11,745	61,054	19,523
Equity based compensation	5,828	3,734	1,006
Variable stock compensation	(482)	16,603	7,214
Cash transferred for net liabilities of Student Insurance Division and Star HRG	—	(85,498)	—
Changes in assets and liabilities:
Accrued investment income	(2,401)	(3,648)	(5,951)
Due premiums	(756)	(19,576)	33,792
Reinsurance receivables	82,251	(131,803)	535
Other receivables	(21,112)	(5,335)	6,606
Current federal income taxes	18,967	(10,781)	(16,503)
Policy liabilities	(120,291)	141,394	(72,162)
Other liabilities and accrued expenses	8,102	12,851	(952)
Other items, net	(2,284)	3,948	392

Cash Provided by Continuing Operations	79,178	28,149	187,766
Cash Provided by (Used in) Discontinued Operations	(370)	18,679	(2,377)

Net Cash Provided by Operating Activities	78,808	46,828	185,389

Investing Activities
Securities available-for-sale
Purchases	(166,694)	(170,927)	(295,919)
Sales	156,027	220,493	166,901
Maturities, calls and redemptions	84,363	146,497	131,701
Student loans
Purchases and originations	(2,720)	(5,032)	(7,065)
Maturities	15,202	14,272	10,244
Short-term and other investments — net	260,980	(127,056)	(105,320)
Distribution from investment in Grapevine Finance LLC	581	144,594	—
Additional cost of purchase of subsidiary	—	—	(7,110)
Decrease in restricted cash	7,742	6,279	16,938
Purchases of property and equipment	(33,204)	(14,457)	(11,440)
Intangible asset acquired	(4,044)	(47,500)	—
Change in agents’ receivables	4,756	(7,926)	(5,141)

Net Cash Provided by (Used in) Investing Activities	322,989	159,237	(106,211)

Financing Activities
Repayment of debt	(75,000)	(62,500)	—
Repayment of student loan credit facilities	(21,550)	(11,950)	(19,100)
Debt proceeds received in Merger	—	500,000	—
Decrease in cash overdraft	—	(3,736)	(5,013)
Capitalized debt issuance costs	—	(32,539)	—
Equity costs related to Merger	—	(31,650)	—
Proceeds from issuance of trust securities	—	100,000	—
Proceeds from issuance of common stock, net of expenses	450	2,799	—
Increase in investment products	(8,877)	(9,478)	(12,245)
Proceeds from stock option exercises	1,164	337	2,582
Excess tax benefits from equity-based compensation	313	1,390	1,861
Contributions from private equity investors	—	985,000	—
Proceeds from sale of shares to agents	40,784	9,654	—
Purchase of treasury stock	(41,535)	(1,620,733)	(13,359)
Dividends paid to shareholders	(316,996)	—	(34,705)
Other	1,003	97	801

Net Cash Used in Financing Activities	(420,244)	(173,309)	(79,178)

Net (Increase) Decrease in Cash	(18,447)	32,756	—
Cash and Cash Equivalents at beginning of period	32,756	—	—

Cash and Cash Equivalents at end of period	$14,309	$32,756	$—

See Note 23 for supplemental disclosure of non-cash activities related to the consolidated statement of cash flows.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthMarkets, Inc. and its subsidiaries. HealthMarkets, Inc. and its subsidiaries are collectively referred to throughout this Annual Report on Form 10-K as the “Company” or “HealthMarkets.” All significant intercompany accounts and transactions have been eliminated in consolidation.

HealthMarkets is a holding company, and the Company conducts its insurance businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in all states except New Jersey, New York and Vermont. Effective December 1, 2007, the Company acquired all of the outstanding capital stock of Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania and licensed to issue health and life insurance policies.

Merger Completed

On April 5, 2006, the Company completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note 13.

Nature of Operations

The Company offers insurance (primarily health and life) to niche consumer and institutional markets. Through its subsidiaries the Company issues primarily health insurance policies, covering individuals and families, to the self-employed, association groups and small businesses.

Through the Company’s Self-Employed Agency Division (“SEA”), the Company offers a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. HealthMarkets’ basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. The Company offers insurance products including a basic medical-surgical expense plan, catastrophic expense PPO plans and catastrophic expense consumer guided health plans. The Company markets these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services and Cornerstone America, the Company’s “dedicated” agency sales forces that primarily sell the Company’s products.

Through its Life Insurance Division, the Company distributes its life insurance products to the middle income, individuals in the self-employed market, the Hispanic market and the senior market through marketing relationships with two independent marketing companies and agents associated with UGA-Association Field Services and Cornerstone America.

Through its Zon Re-USA, LLC unit, the Company underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributes these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments

The Company operates three business segments, the Insurance segment, the Other Key Factors segment and the Disposed Operations segment. The Insurance segment includes the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance Division. The Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, costs associated with the Company’s Medicare Advantage PFFS market initiative, general expenses relating to corporate operations and, in 2006, the incremental costs associated with the acquisition of the Company. The Disposed Operations segment includes the Company’s former Star HRG Division and former Student Insurance Division.

Disposed Operations — Star HRG Division and Student Insurance Division

During 2006, the Company completed the sale of two of its former business units. On July 11, 2006, the Company sold substantially all of the assets comprising its former Star HRG Division, through which the Company marketed limited benefit health insurance plans for entry level, high turnover and hourly employees. On December 1, 2006, the Company sold the assets comprising its former Student Insurance Division, through which the Company offered tailored health insurance programs that generally provided single school year coverage to individual students at colleges and universities.

The Company’s insurance subsidiaries remain parties to coinsurance agreements with the purchasers of those businesses. Consequently, the Company reports the policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements as “Policy liabilities” on its Consolidated Balance Sheet, with a corresponding asset as a “Reinsurance receivable.” In addition, the Company will continue to report in future periods the residual results of operations of these businesses (anticipated to consist solely of residual wind-down expenses and any true-up provision associated with the sales, primarily Student Insurance Division) in continuing operations and classified to the Company’s Disposed Operations business segment. See Note 2 of the Financial Statements.

Discontinued Operations

The Company reports as discontinued operations the results of its former Academic Management Services (“AMS”) subsidiary and its former Special Risk Division operations. See Note 21 of the Financial Statements.

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. See Note 13 for stockholders’ equity and net income from insurance subsidiaries as determined using statutory accounting practices.

Use of Estimates

Preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. All fixed maturity investments are classified as “available for sale” and reported at fair value. Equity securities consist of common stocks and are carried at fair value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at the aggregate unpaid balance. Short-term investments are generally carried at cost which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, Short-term and other investments contains one alternative investment recorded at fair value. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Management monitors investments where two or more of the above indicators exist and investments are identified by the Company in economically challenged industries. If investments are determined to be other than temporarily impaired, a loss is recognized at the date of determination.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Student Loans

Student loans (consisting of student loans originated under the Company’s former College First Alternative Loan program) are carried at their unpaid principal balances less any applicable allowance for losses.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Acquisition Costs

Health Policy Acquisition Costs

The Company incurs various costs in connection with the origination and initial issuance of its health insurance policies, including underwriting and policy issuance costs, costs associated with lead generation activities and distribution costs (i.e., sales commissions paid to agents). The Company defers those costs that vary with production. The Company generally defers commissions paid to agents and premium taxes with respect to the portion of health premium collected but not yet earned and the Company amortizes the deferred expense over the period as premium is earned. Costs associated with generating sales leads with respect to the health business issued through the SEA Division are capitalized and amortized over the average life of a policy, which approximates a two-year period. Other underwriting and policy issuance costs (which the Company estimates are more fixed than variable) are expensed as incurred.

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006, with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. Generally, the first year and second year commission rates on policies issued by the Company’s SEA Division are higher than renewal year commission rates. The Company changed its accounting methodology with respect to the first year and second year excess commissions and now amortizes them over the average life of a policy, which approximates a two-year period. See the discussion below under the caption “2006 Change in Accounting Policy.”

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

Other

The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based on estimates of the future profits inherent in the business acquired. Such costs are capitalized and amortized over the estimated premium-paying period. Anticipated investment income is considered in determining whether a premium deficiency exists. The amortization period is adjusted when estimates of current or future gross profits to be realized from a group of products are revised.

The Company monitors and assesses the recoverability of deferred health and life policy acquisition costs on a quarterly basis.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,
	2007	2006	2005
	(In thousands)

Costs of policies acquired:
Beginning of year	$1,878	$3,206	$4,991
Additions	—	—	—
Amortization	(918)	(1,328)	(1,785)

End of year	960	1,878	3,206
Deferred costs of policies issued (reflects change in accounting policy discussed below)	197,019	195,879	127,914

Total	$197,979	$197,757	$131,120

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	December 31,
	2007	2006	2005
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$195,879	$127,914	$105,511
DAC adjustment (reflects change in accounting policy discussed below)	—	77,633	—
Disposal (sale of Student Insurance Division)	—	(9,821)	—
Additions	138,596	170,937	103,185
Amortization	(137,456)	(170,784)	(80,782)

End of year	$197,019	$195,879	$127,914

The estimated amortization for the next five years and thereafter of capitalized costs of policies acquired at December 31, 2007 is as follows:

(In thousands)

2008	$208
2009	193
2010	189
2011	185
2012	185
2013 and thereafter	—

$960

Restricted Cash

The Company’s restricted cash consisted primarily of cash and cash equivalents held by a bankruptcy-remote, special purpose entity to be used only for repayment of existing student loan borrowings. See Note 9.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets.

The allowance for losses consists of the following:

	December 31,
	2007	2006
	(In thousands)

Agent receivables	$3,488	$4,164
Other receivables	—	668
Mortgage loans	5	33
Student loans	2,925	3,256

	$6,418	$8,121

Property and Equipment

Property and equipment is stated at cost and depreciated using straight line and accelerated methods over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). During 2007, the Company incurred an asset impairment charge in an amount of $8.0 million associated with two technology assets that we determined were no longer of value to the Company and additional consulting and professional fees incurred for various operational and technology focused initiatives.

	December 31,
	2007	2006
	(In thousands)

Land and improvements	$2,431	$2,431
Buildings and leasehold improvements	36,140	32,884
Software	90,503	75,362
Furniture and equipment	44,989	39,767

	174,063	150,444
Less accumulated depreciation	104,124	86,008

Property and equipment, net	$69,939	$64,436

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles according to FAS No. 142, Goodwill and Other Intangible Assets. FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. FAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from one to twenty-five years.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Debt Issuance Costs

Debt issuance costs are amortized over the life of the underlying debt using the effective interest method. These costs primarily represent legal fees associated with the issuance of the term loan credit facility and the trust preferred securities which were capitalized and recorded in “Other assets.” See Note 8.

Derivatives

The Company uses derivative instruments as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The derivative instruments are carried at fair value on the balance sheet. The Company values its derivative instruments using a third party. See Note 10.

Future Policy and Contract Benefits

With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. See Note 6.

The remainder of the future policy benefits for accident and health are principally contract reserves on issue-age rated policies, reserves for other riders providing future benefits, and reserves for the refund of a portion of premium as required by state law. These liabilities are typically calculated as the present value of future benefits less the present value of future net premiums, computed using the net level premium method.

Traditional life insurance future policy benefit liabilities are computed using the net level premium. Future contract benefits related to universal life-type and annuity contracts are generally based on policy account values.

Claim Liabilities

Claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The Company uses the developmental method to estimate its health claim liabilities, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note 6.

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

Premiums and annuity considerations collected on universal life-type and annuity contracts are recorded using deposit accounting, and are credited directly to an appropriate policy reserve account, without recognizing premium income. Revenues from universal life-type and annuity contracts are amounts assessed to the policyholder for the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of insurance (mortality charges), policy administration charges and surrender charges and are recognized as revenue when assessed based on one-year service periods. Amounts assessed for services to be provided in future periods are reported as unearned revenue and are recognized as revenue over the benefit period. Contract benefits that are charged to expense include benefit claims incurred in the period in excess of related contract balances and interest credited to contract balances.

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

Other Expenses

Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the SEA Division. Also included among other expenses in 2006 are the incremental costs associated with the Merger transaction in the amount of $48.0 million.

Variable Stock-Based Compensation Expense

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field forces, including UGA — Association Field Services and Cornerstone America. In connection with these plans, the Company incurs non-cash variable stock-based compensation expense (benefit) in amounts that fluctuate based on the fair value of the Company’s common stock. The Company records this expense (benefit) in “Underwriting, policy acquisition costs and insurance expenses.” See Note 14.

Reinsurance

Insurance liabilities are reported before the effects of ceded reinsurance. Reinsurance receivables and prepaid reinsurance premiums are reported as assets. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Advertising Expense

The Company incurred advertising costs not included in deferred acquisition costs of $2.3 million, $1.6 million and $1.8 million in 2007, 2006 and 2005, respectively. Advertising costs not included in deferred acquisition costs are expensed as incurred. These amounts are included in “Underwriting, policy acquisition costs and insurance expenses.”

Federal Income Taxes

Deferred income taxes are recorded to reflect the tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. In the event that the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, a valuation allowance would be

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Interest and penalties associated with uncertain income tax positions are classified as income taxes in the financial statements.

Comprehensive Income

Included in comprehensive income is the reclassification adjustments for realized gain (losses) included in net income of $871,000 ($566,000 net of tax), $(2.3) million ($(1.5 million) net of tax) and $(1.2) million ($(768,000) net of tax) in 2007, 2006 and 2005, respectively.

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At each of December 31, 2007 and 2006, the Company had accrued and reported as “Other liabilities” $5.5 million to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments in the amount of $6.9 million, $6.2 million and $6.6 million in 2007, 2006 and 2005, respectively, reported in “Underwriting, policy acquisition costs and insurance expenses.”

2006 Change in Accounting Policy

Effective December 31, 2006, the Company changed its accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business (presented as “Deferred acquisition costs” (DAC)) and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium is earned.

Following adoption of SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, first year and second year commission rates are higher than the renewal year commission rates, and the Company has determined, after performing analysis, to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of the policy. Accordingly, effective January 1, 2006 the Company changed its accounting method by amortizing the first and second year excess commissions ratably over a two year period which approximates the average life of the policy.

The Company utilized the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized deferred acquisition cost (DAC) of $77.6 million, a related increase to its deferred tax liability of $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, policy acquisition costs and insurance expenses (classified to its SEA Division) in 2006 by $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

On March 19, 2008 the Financial Accounting Standards Board (“FASB”) issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in FAS No. 133. FAS No. 161 is effective prospectively for period beginning on or after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

In December 2007, FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (FAS 160), was issued. The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes this statement will not have a material impact on its financial position or results of operations.

In February 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), was issued. FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company believes this statement will not have a material impact on its financial position or results of operations.

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The adoption of FIN 48 did not impact the Company’s financial condition or results of operations.

In February 2006, the FASB issued FAS No. 155, Hybrid Instruments. SFAS No. 155 amends FAS No. 133 and FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. FAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends FAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative financial instrument. The Company adopted FAS No. 155 effective January 1, 2007; however, there was no material impact.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal year 2008. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

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

Reclassification

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 financial statement presentation.

Note 2.	Acquisitions and Dispositions

Acquisitions

Acquisition of Fidelity Life Insurance Company

Effective December 1, 2007, the Company acquired all of the outstanding capital stock of Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania and licensed to issue health and life insurance policies. Consideration consisted of cash payments totaling $13.4 million and $200,000 in related transaction costs. The Company acquired $9.6 million of cash and investments, some of which are held as deposits with state insurance departments, and recognized the remaining consideration of $4.0 million as an intangible asset primarily for the state insurance licenses.

Termination of SIR Obligation

On March 3, 1997, the Company and SIR entered into a Sale of Assets Agreement providing for the transfer and sale to the Company of substantially all of the equipment, fixed assets and contracts associated with SIR’s former United Group Association, Inc., a general insurance agency. In partial consideration for the transfer and sale, (i) SIR retained the right to receive all commissions on policies marketed and sold by SIR and written prior to January 1, 1997 and (ii), with respect to policies marketed and sold by SIR and written after January 1, 1997, the Company agreed to pay to SIR 120 basis points (1.20%) times the UGA Commissionable Renewal Premium Revenue (as such term is defined in the Asset Sale Agreement) collected in any period (such streams of payments owing to SIR collectively referred to as the “Future Obligation”). See Note 16.

On May 19, 2006, the Company and Special Investment Risks, Limited (“SIR”) executed a Termination Agreement to the existing Sale of Assets Agreement entered into in 1997, pursuant to which (a) SIR received an aggregate of $47.5 million, (b) the Future Obligation was discharged in full, (c) SIR released the Company from all liability under the Asset Sale Agreement, and (d) the Asset Sale Agreement was terminated. The Company accounted for the transaction as additional purchase price which was recorded as an intangible asset. The Company

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is amortizing the intangible asset over an approximate period of twenty-five years based on estimated future cash flows associated with the related premium stream.

Dispositions

2006 Sale of Star HRG Division

On July 11, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Star HRG Division. Star HRG, based in Phoenix, Arizona, provided voluntary, limited benefit, low-cost health plans and other employee benefits coverage for hourly and part-time workers and their families. In connection with the sale of Star HRG, the Company recognized a pre-tax gain of $101.5 million.

As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued a promissory note to MEGA in the principal amount of $150.8 million (the “CIGNA Note”) and the CIGNA Corporation entered into a Guaranty Agreement with MEGA, pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note. The CIGNA Note required a principal payment of $72.4 million (which was due and paid on November 1, 2006), with the remaining principal amount of $78.4 million due on June 15, 2021. The CIGNA Note initially bore interest at an annual rate of 5.4% from its inception to August 2, 2006. After August 2, 2006, the portion of the CIGNA Note Payable on November 1, 2006 bore interest at an annual rate of 5.4%, while the remaining principal amount bears interest at an annual rate of 6.37%. The interest is to be paid semi-annually on June 15th and December 15th of each year. On August 16, 2006, MEGA subsequently distributed the CIGNA Note and guaranty to HealthMarkets, LLC as a dividend in kind, and HealthMarkets, LLC, in turn, contributed the CIGNA Note and guaranty to a non-consolidated qualifying special purpose entity of the Company. See Note 11.

The historical results of operations of the Star HRG Division are reported in continuing operations and classified in the Disposed Operations business segment for all periods presented.

As part of the sale transaction, MEGA and Chesapeake entered into 100% coinsurance arrangements with the purchaser. For financial reporting purposes, at December 31, 2007 and 2006, the Company reports the policy liabilities ceded to the purchaser under the coinsurance agreement as “Policy liabilities” with a corresponding asset reported as “Reinsurance receivable.”

In addition, the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses) in continuing operations and classified in the Disposed Operations business segment.

2006 Sale of Student Insurance Division

On December 1, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Student Insurance Division. The Student Insurance Division offered health insurance programs that generally provided single school year coverage to individual students at colleges and universities. The Student Insurance Division also provides accident policies for students at public and private schools in pre-kindergarten through grade twelve. In connection with the sale of the Student Insurance Division, the Company recognized in 2006 a pre-tax gain in the amount of approximately $100.2 million.

As consideration for the sale of the Student Insurance Division assets, the Company received a promissory Note in the principal amount of $94.8 million issued by UnitedHealth Group Inc. (the “UHG Note”). The UHG Note bears interest at a fixed rate of 5.36% and matures on November 30, 2016, with the full principal payment due at maturity. The interest is to be paid semi-annually on May 30th and November 30th of each year. The Company has concluded that the UHG Note meets the requirements established in FAS 115, Accounting for Certain Investments

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Debt and Equity Securities, and may be classified as a security with a fixed maturity. Accordingly, the UHG Note is included in “Fixed maturities available for sale.”

The historical results of operations of the Student Insurance Division are reported in continuing operations and classified in the Disposed Operations business segment for all periods presented.

The purchase price is subject to downward or upward adjustment based on the amount of premium to be generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company has recorded $1.2 million and $6.5 million of realized gains as an adjustment to the purchase price related to positive claim experience in 2007 and 2006, respectively. The Company has made no adjustment to the purchase price due to the premium provision. The Company will continue to examine whether any additional adjustments should be made in the future.

As part of the sale transaction, MEGA, Mid-West and Chesapeake entered into 100% coinsurance arrangements with the purchaser. For financial reporting purposes, at December 31, 2007 and 2006, the Company reports the policy liabilities ceded to the purchaser under the coinsurance agreement as “Policy liabilities” with a corresponding asset reported as “Reinsurance receivable.”

In addition, the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses and any true-up, premium provision associated with the sale) in continuing operations and classified to the Company’s Disposed Operations business segment.

Note 3.	Investments

A summary of net investment income sources is set forth below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed maturities	$64,810	$70,998	$76,418
Equity securities	17	154	89
Mortgage loans	2	96	227
Policy loans	933	947	1,051
Short-term and other investments	25,054	19,505	9,778
Agent receivables	3,829	3,649	3,692
Student loans	10,459	10,721	8,692

	105,104	106,070	99,947
Less investment expenses	2,120	1,923	2,159

	$102,984	$104,147	$97,788

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturity and equity security investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments
	(In thousands)

Year Ended December 31:
2007
Realized	$871	$—	$2,604	$3,475
Change in unrealized	7,227	11	(1,175)	6,063

Combined	$8,098	$11	$1,429	$9,538

2006
Realized	$(2,264)	$(32)	$202,840	$200,544
Change in unrealized	(4,997)	196	—	(4,801)

Combined	$(7,261)	$164	$202,840	$195,743

2005
Realized	$(1,192)	$10	$422	$(760)
Change in unrealized	(42,902)	(114)	—	(43,016)

Combined	$(44,094)	$(104)	$422	$(43,776)

Gross unrealized investment gains pertaining to equity securities were $46,000, $35,000 and $28,000, at December 31, 2007, 2006 and 2005, respectively. Gross unrealized investment losses pertaining to equity securities were $-0-, $-0- and $189,000 at December 31, 2007, 2006 and 2005, respectively.

The amortized cost and fair value of investments in fixed maturities are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury and U.S. Government agency obligations	$72,292	$753	$(105)	$72,940
Mortgage-backed securities issued by U.S. Government agencies and authorities	206,519	973	(1,575)	205,917
Other mortgage and asset backed securities	143,133	1,102	(1,508)	142,727
Other corporate bonds	885,707	10,480	(18,028)	878,159
Other	6,418	—	(1,737)	4,681

Total fixed maturities	$1,314,069	$13,308	$(22,953)	$1,304,424

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

As of December 31, 2007, the largest concentration in any one investment grade corporate bond was $92.4 million, which represented 6.3% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Student Insurance Division. This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75.0 million credit default insurance policy on this bond, reducing its default exposure to $19.8 million, or 1.3% of total invested assets. See Note 2. The largest concentration in any one non-investment grade corporate bond was $4.6 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%.

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized
	Cost	Fair Value
	(In thousands)

Maturity:
One year or less	$88,022	$87,917
Over 1 year through 5 years	336,809	337,521
Over 5 years through 10 years	302,165	294,832
Over 10 years	237,421	235,510

	964,417	955,780
Mortgage and asset backed securities	349,652	348,644

Total fixed maturities	$1,314,069	$1,304,424

Proceeds from the sale and call of investments in fixed maturities were $161.3 million, $225.4 million and $181.8 million for 2007, 2006 and 2005, respectively. Gross gains of $1.3 million, $2.6 million and $4.6 million, and gross losses of $405,000, $2.5 million and $1.7 million were realized on the sale and call of fixed maturity investments during 2007, 2006 and 2005, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from the sale of equity investments were $1.5 million and $10,000 for 2006 and 2005, respectively. Gross gains of $-0- and $10,000 and gross losses of $32,000 and $-0- were realized on sales of equity investments during 2006 and 2005, respectively. There were no sales of securities in 2007.

The fair value, which represents carrying amounts of equity securities, is based on quoted market prices.

The carrying amounts of the Company’s investment in policy loans approximate fair value which is estimated using discounted cash flow analysis at a rate for similar loans at contractual rates for policy loans from currently marketed policies.

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2007, the Company had a carrying amount of $348.6 million of mortgage and asset backed securities, of which $205.9 million were government backed, $124.1 million were rated AAA, $2.1 million were rated AA, $11.2 million were rated A, and $5.3 million were rated BBB by external rating agencies. At December 31, 2006, the Company had a carrying amount of $383.7 million of mortgage and asset backed securities, of which $225.4 million were government backed, $130.0 million were rated AAA, $2.4 million were rated AA, $18.0 million were rated A, $7.4 million were rated BBB, and $467,000 were rated below investment grade by external rating agencies. Additionally, our direct exposure to sub prime investments and auction rate securities is limited to 3.5% of investments.

During 2007, 2006 and 2005, the Company recorded impairment charges for certain fixed maturities in the amount of $-0-, $2.4 million and $4.1 million, respectively. There were no impairment charges on equity securities. The impairment charges are reported as “Gains (losses) on sale of investments.”

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2007:

	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury obligations and direct obligations of U.S. Government agencies	$7,245	$12	$15,200	$93	$22,445	$105
Mortgage backed securities issued by U.S. Government agencies and authorities	—	—	134,294	1,575	134,294	1,575
Other mortgage and asset backed securities	461	38	89,764	1,470	90,225	1,508
Corporate bonds	152,855	5,713	303,871	12,315	456,726	18,028
Other	—	—	4,681	1,737	4,681	1,737

Total	$160,561	$5,763	$547,810	$17,190	$708,371	$22,953

At December 31, 2007, the Company had $23.0 million of unrealized losses in its fixed maturities portfolio. Of the $5.8 million in unrealized losses that have existed for less than 12 months, two securities have unrealized losses in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $2.4 million at December 31, 2007. Of the $17.2 million in unrealized losses that have existed for twelve months or longer, nine securities had an unrealized loss in excess of 10% of the security’s cost. The amount of unrealized loss with respect to those securities was $6.8 million at December 31, 2007. Included with the nine securities that had unrealized losses in excess of 10% and classified as “Other” in the table above is the Company’s residual interest in Grapevine Finance LLC.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, Grapevine Finance LLC had an unrealized loss of $1.7 million, or 27.1% of cost. See Notes 2 and 11. The Company believes that the cash flows received from the security have not changed from those that were expected when the securitization was complete in 2006.

The Company continually monitors these investments and believes that, as of December 31, 2007, the unrealized loss in these investments is temporary.

At December 31, 2007, the Company had no unrealized losses in its equity securities portfolio.

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2006:

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

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2007 and 2006, excluding U.S. Government securities:

	December 31,
	2007		2006
		% of Total
	Carrying	Carrying	Carrying	% of Total
	Amount	Value	Amount	Value
	(Dollars in thousands)

Issuer-Fixed Maturities:
UnitedHealth Group, from sale of Student Insurance Division	$92,393	6.2%	$94,763	5.3%
Morgan Stanley Dean Witter	22,560	1.5%	—	—
Household Finance Corporation	15,035	1.0%	—	—
Federal National Mortgage Corporation	15,028	1.0%	17,992	1.0%
General Electric Capital Corporation	15,022	1.0%	—	—
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund	$88,657	6.0%	$325,677	18.1%

Under the terms of various reinsurance agreements (see Note 7), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, the Company had on deposit, securities with a fair value of approximately $45.2 million and $51.8 million as of December 31, 2007 and 2006, respectively. In addition, domestic insurance subsidiaries had securities with a fair value of $25.8 million and $19.2 million on deposit with insurance departments in various states at December 31, 2007 and 2006, respectively.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2007 and 2006, securities on loan to various borrowers totaled $190.8 million and $227.8 million, respectively.

Note 4.	Student Loans

The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated under the Company’s College First Alternative Loan program. The student loans guaranteed by private insurers are guaranteed 100% as to principal and accrued interest.

Set forth below is a summary of the student loans at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Student loans — guaranteed by private insurers	$73,896	$80,615
Student loans — non-guaranteed	25,283	28,487
Allowance for losses	(2,925)	(3,256)

Total student loans	$96,254	$105,846

Of the aggregate $96.3 million and $105.8 million carrying amount of student loans at December 31, 2007 and 2006, $93.2 million and $105.4 million, respectively, were pledged to secure payment of secured student loan indebtedness. See Note 9. The fair value of the student loans approximated the carrying value for 2006 and 2007.

The provision for losses on student loans is summarized as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Balance at beginning of year	$3,256	$2,722	$3,608
Change in provision for losses	(331)	534	(886)

Balance at end of year	$2,925	$3,256	$2,722

The Company recognized interest income from the student loans of $10.5 million, $10.7 million and $8.7 million in 2007, 2006 and 2005, respectively, which is included in investment income.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets by operating division as of December 31, 2007 and 2006 is as follows:

	December 31, 2007
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$40,025	$55,283	$(6,473)	$88,835
Life Insurance Division	359	—	—	359

	$40,384	$55,283	$(6,473)	$89,194

	December 31, 2006
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$40,025	$51,239	$(4,752)	$86,512
Life Insurance Division	359	—	—	359

	$40,384	$51,239	$(4,752)	$86,871

Other intangible assets consist primarily of state insurance licenses related to the acquisition of Fidelity Life Insurance Company completed in December 2007; customer lists, trademark and non-compete agreements related to the acquisition of substantially all of the operating assets of HEI Exchange Inc. (formerly known as HealthMarket Inc.) in October 2004; and the acquisition of Specialized Investment Risk rights to the renewal commissions at the Self Employed Agency Division. See Note 2.

The Company recorded amortization expense associated with other intangibles in continuing operations in the amount of $1.7 million, $2.5 million and $3.7 million in 2007, 2006 and 2005, respectively. Amortization expense in 2006 and 2005 included impairment charges of $496,000 and $1.7 million, respectively, related to the HEI Exchange customer list acquired in October 2004. The impairment charge was reported in “Underwriting, policy acquisition costs, and insurance expenses.”

Estimated amortization expense for the next five years and thereafter for other intangible assets is as follows:

(In thousands)

2008	$1,639
2009	1,582
2010	1,525
2011	1,532
2012	1,549
2013 and thereafter	36,939

$44,766

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Policy Liabilities

As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities.

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Accident & Health	$100,221	$98,639
Life	267,860	250,615
Annuity	95,196	104,461

	$463,277	$453,715

Benefits, claims and settlement expenses net of reinsurance ceded consists of:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Future liability and contract benefits	$25,232	$28,282	$25,409
Claims benefits	776,551	968,335	1,066,727

Total benefits, claims and settlement expenses	$801,783	$996,617	$1,092,136

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to a “return-of-premium” (ROP) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $95.1 million and $93.4 million at December 31, 2007 and 2006, respectively.

The remainder of the future policy benefits for accident and health are principally contract reserves on issue-age rated policies, reserves for other riders providing future benefits, and reserves for the refund of a portion of premium as required by state law. These liabilities are typically calculated as the present value of future benefits less the present value of future net premiums, computed on a net level premium basis.

Life Policies and Annuity Contracts

With respect to traditional life insurance, future policy benefits are computed on a net level premium method. Substantially all liability interest assumptions range from 3.0% to 6.0%. Such liabilities are graded to equal statutory values or cash values prior to maturity.

Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.5% during each of 2007, 2006 and 2005. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2007, 2006 and 2005.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has assumed certain life and annuity business from another company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate ranging from 4% to 6%, consistent with best estimate assumptions for interest sensitive life plans and consistent with pricing assumptions for non-interest sensitive life plans. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2007, 2006 and 2005.

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In thousands)

Direct annuities	$55,409	$59,257
Assumed annuities	38,358	43,720
Supplemental contracts without life contingencies	1,429	1,484

	$95,196	$104,461

Claims Liabilities

The Company establishes liabilities for benefit claims that have been reported but not paid and claims that have been incurred but not reported under health and life insurance contracts. The claim liability estimate, as determined, is expected to be adequate under reasonably likely circumstances. The estimate is developed using actuarial principles and assumptions that consider a number of items, including, but not limited to, historical and current claim payment patterns, product variations, the timely implementation of rate increases and seasonality. The Company does not develop ranges in the setting of the claims liability reported in the financial statements.

For the majority of health insurance products in the Self-Employed Agency Division , the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. The completion factors are selected so that they are equally likely to be redundant as deficient.

In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability balances and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which adjustments are identified. Due to the considerable variability of healthcare costs and actual experience, adjustments to health claim liabilities usually occur each quarter and may be significant.

The Company establishes the claims liability using the original incurred date, with certain adjustments as described below. Under this incurred date methodology, claims liabilities for the cost of all medical services related to the accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in service of more than six months will result in the establishment of a new incurred date

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for subsequent services. A new incurred date is established if claims payments continue for more than thirty-six months without a six month break in service.

The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances, such as inventories of pending claims in excess of historical levels and disputed claims. When the level of pending claims appears to be in excess of normal levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an excess pending claims liability is appropriate under such circumstances because of the operation of the developmental method used to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for augmented claim liabilities.

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

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$444,550	$546,001	$610,779
Less: Claims liability paid on business disposed	—	(68,617)	—
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	851,575	1,059,032	1,191,723
Prior years	(75,024)	(90,697)	(124,996)

Total incurred losses, net of reinsurance	776,551	968,335	1,066,727

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	535,987	664,220	765,767
Prior years	287,308	336,949	365,738

Total payments for claims, net of reinsurance	823,295	1,001,169	1,131,505

Claims liability at end of year, net of related reinsurance recoverable (2007 — $37,293; 2006 — $72,582; 2005 — $12,105)	$397,806	$444,550	$546,001

As indicated in the table above, incurred losses developed in amounts less than originally anticipated.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Self-Employed Agency Division	$(75,552)	$(85,784)	$(121,362)
Life Insurance Division	(163)	(510)	337
Other Insurance	734	(2,530)	805
Disposed Operations	(43)	(1,873)	(4,776)

Total favorable development	$(75,024)	$(90,697)	$(124,996)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the SEA Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2007, 2006 and 2005 is set forth in the table below by source:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Development in the most recent incurral months	$(25,957)	$(31,949)	$(64,587)
Development in completion factors	(9,536)	(4,606)	(9,677)
Development in reserves for regulatory and legal matters	(14,991)	(4,762)	(6,971)
Development in the ACE rider	(13,670)	(29,726)	(27,171)
Development in non-renewed blanket policies	(6,669)	—	—
Development in large claim reserve	—	(10,555)	(8,455)
Other	(4,729)	(4,186)	(4,501)

Total favorable development	$(75,552)	$(85,784)	$(121,362)

The total favorable claims liability development experience for 2007, 2006 and 2005 in the amount of $75.6 million, $85.8 million and $121.4 million, respectively, represented 18.1%, 19.5% and 24.6% of total claim liabilities established for the SEA Division as of December 31, 2006, 2005 and 2004, respectively.

Development in the most recent incurral months and Development in completion factors

As indicated in the table above, considerable favorable development ($35.5 million, $36.6 million and $74.3 million for year ended December 31, 2007, 2006 and 2005, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. The completion factors are derived from historical experience, and favorable or unfavorable development may result when current claim payment patterns differ from historical patterns. The completion factors are selected so that they are equally likely to be redundant as deficient. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The favorable development also reflects changes in the assumptions used to calculate the estimate of the claim liability. See discussion below regarding Changes in SEA Claim Liability Estimates.

Development in reserves for regulatory and legal matters

The Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the ACE rider

The Accumulated Covered Expense (“ACE”) rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is partially attributable to development in the most recent incurral months and development in the completion factors. The favorable development also reflects changes in the assumptions used to calculate the estimate of the claim liability. See discussion below regarding Changes in the SEA Claim Liability Estimates.

Development in non-renewed blanket policies

In 2007, the SEA Division benefited from favorable development in its claim liability of $6.7 million related to its reserve for benefits provided through group blanket contracts to the members of certain associations. These contracts were not renewed and the Company’s subsequent actual experience was favorable in comparison to the reserve estimates established prior to the termination of the contracts.

Development in large claim reserve

The Company experienced favorable development of $8.5 million during 2005 in its reserve for large claims as a result of lower frequency and severity of large claims than anticipated. During 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, thus eliminating the need for the separate large claim reserve and producing favorable development in the amount of $10.6 million. Since this reserve was eliminated in 2006, there is no subsequent development in 2007, either favorable or unfavorable.

Other

The remaining favorable experience in the claim liability development was $4.7 million, $4.2 million and $4.5 million in 2007, 2006 and 2005, respectively, which in each year, represented less than 1.1% of total claim liability established at the end of each preceding year.

Impact on Life Insurance Division.  The varied claim liability development experience at the Life Insurance Division for each of the years presented is due to the development of a closed block of workers’ compensation business.

Impact on Other Insurance.  Through our 82.5%-owned subsidiary, ZON Re, we underwrite, administer and issue accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The unfavorable claim liability development experience at ZON Re in 2007 in the amount of $734,000 was due to certain large claims reported in 2007 associated with claims incurred in prior years. The

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006.

Impact on Disposed Operations.  The products of the Company’s former Student Insurance and Star HRG Divisions consist principally of medical insurance. In general, medical insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. During 2007, the development of the claim liabilities for the Disposed Operations showed a small favorable development of $43,000.

The favorable claim liability development experience at the Student Insurance Division in 2006 and 2005 was $478,000 and $5.2 million, respectively. This favorable development was due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year.

The favorable claims liability development experience at the Star HRG Division of $1.4 million in 2006 included the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005. The unfavorable claim liability development at the Star HRG Division in 2005 of $410,000 was within the normal statistical variation in the model used to develop the reserve. The actual development of prior years’ claims exceeded the expected development of the claims liability.

Changes in SEA Claim Liability Estimates

As presented in the table above, the SEA Division has reported particularly favorable development experience for the last several years. In response to these results, the Company has endeavored and will continue in its efforts to refine its estimates and assumptions in calculating the claim liability estimate. To the extent the changes in estimates described below related to prior year incurral months at the time the change was implemented, that portion or amount of the change is included in the development experience table. The Company made the following changes in estimate, by year, as described below:

2007 Change in Claim Liability Estimates.  During 2007, the Company made the following refinements to its claim liability estimate.

•	A reduction in the claim liability of $11.2 million recorded in the fourth quarter was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	In 2007, the Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. The refinement of $5.9 recorded in the third quarter was attributable to an update of the completion factors used in estimating the claim liability for the ACE rider. A benefit recorded in the second quarter of $5.0 million reflected an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

•	During the third quarter of 2007, the claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Change in Claim Liability Estimates.  During 2006, the Company made the following refinements to its claim liability estimate.

•	In the third quarter, the Company reduced the claim liability estimate by $11.2 million due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. This update to the calculation distinguished between more mature products with reliable historical data and newer or lower volume products that had not established a reliable historical trend.

•	During 2006, the Company reduced the claim liability estimate by a total of $25.1 million for the ACE rider, $10.5 million was recorded in the third quarter and $14.6 million was recorded in the fourth quarter. These reductions were attributable to an update of the completion factors used in estimating the claim liability, reflecting both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

2005 Change in Claim Liability Estimates.  During 2005, the Company made the following refinements to its claim liability estimate.

•	In the third quarter, the Company reduced the claim liability estimate by $21.0 million. This reduction was attributable to a refinement of the estimate of the unpaid claim liability for the most recent incurral months. The Company utilizes anticipated loss ratios to calculate the estimated claim liability for the most recent incurral months. Despite negligible premium rate increases implemented on the most popular scheduled health insurance products, the SEA Division has continued to observe favorable claims experience and, as a result, loss ratios have not increased as rapidly as anticipated. This favorable claims experience has been reflected in the refinement of the anticipated loss ratios used in estimating the unpaid claim liability for the most recent incurral months.

•	In addition, in the third quarter, an additional $12.3 million reduction was made as a result of updates to the completion factors used in the developmental method of estimating the unpaid claim liability, reflecting more current claims administration practices.

•	In the first quarter, the Company made certain refinements to its claim liability calculations related to the ACE rider, the effect of which decreased claim liabilities by $7.6 million. Prior to January 1, 2005, the Company utilized a technique that is commonly used to estimate claims liabilities with respect to developing blocks of business, until sufficient experience is obtained to allow more precise estimates. The Company believed that the technique produced appropriate reserve estimates in all prior periods. During the first quarter of 2005, the Company believed that there were sufficient claims paid on this benefit to produce a reserve estimate utilizing the completion factor technique. As a result, effective January 1, 2005, the Company refined its technique used to estimate claim liabilities to utilize completion factors for older incurral dates. The technique utilizes anticipated loss ratios in the most recent incurral months. This completion factor technique utilized historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

Note 7 —	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, reinsure certain risks with other insurance companies. These arrangements provide greater diversification of risk and limit the maximum net loss potential arising from large risks. To the extent that reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains liable.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reinsurance receivable at December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(In thousands)

Paid losses recoverable	$4,351	$13,995
Unpaid losses recoverable	37,293	72,582
Other — net	31,388	68,706

Total reinsurance receivable	$73,032	$155,283

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Premiums:
Premiums Written:
Direct	$1,503,082	$1,815,868	$1,871,102
Assumed	32,694	37,740	40,310
Ceded	(156,254)	(99,029)	(15,999)

Net Written	$1,379,522	$1,754,579	$1,895,413

Premiums Earned:
Direct	$1,558,340	$1,820,353	$1,892,519
Assumed	30,614	37,740	39,072
Ceded	(206,761)	(120,847)	(14,057)

Net Earned	$1,382,193	$1,737,246	$1,917,534

Ceded benefits and settlement expenses	$126,051	$72,113	$29,259

2006 Coinsurance Arrangements

In connection with the sales in 2006 of the Company’s Star HRG and Student Insurance Divisions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future claims associated with the Star HRG Division and Student Insurance Division blocks of group accident and health insurance policies in force as of the respective closing dates. As of December 31, 2007, the majority of the reinsurance receivable related to the Student Insurance Division coinsurance arrangement. See Note 2 for additional information with respect to these coinsurance arrangements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Debt

Long-term indebtedness outstanding at December 31, 2007 and 2006 (excluding outstanding indebtedness that is secured by student loans generated by the College Fund Life Division — see Note 9):

	December 31,
	2007	2006
	(In thousands)

Long-term debt:
Trust preferred securities	$118,570	$118,570
Term loan	362,500	437,500

	481,070	556,070
Less: current portion of long-term debt	—	—

Total long-term debt	481,070	556,070

Total short and long term debt	$481,070	$556,070

The following table sets forth additional information with respect to the Company’s debt:

	Principal
	Amount at	Interest Rate at	Interest Expense
	December 31,	December 31,	Year Ended December 31,
	2007	2007	2007	2006	2005
	(In thousands)

2006 credit agreement:
Term loan	$362,500	6.25%	$24,455	$22,035	$—
$75 Million revolver (non-use fee)	—	—	161	124	—
Trust preferred securities:
UICI Capital Trust I	15,470	8.37%	1,388	1,340	1,063
HealthMarkets Capital Trust I	51,550	8.04%	4,432	3,215	—
HealthMarkets Capital Trust II	51,550	8.37%	4,373	3,235	—
Interest on Deferred Tax	—	8.00%	4,284	1,140	—
Student loan credit facility — (see Note 9)	97,400	6.29%	5,951	6,318	4,861
Amortization of financing fees	—	—	4,516	3,734	85

Total	$578,470		$49,560	$41,141	$6,009

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental calculation of financing fee amortization included in interest expense associated with the non-student loan debt:

	Capitalized		Amortization Expense
	Amount at		Year Ended December 31,
	December 31, 2007	Life (Years)	2007	2006	2005
	(In thousands)

2006 credit agreement:
Term loan	$12,641	6	$5,675	$5,083	$—
$75 Million revolver (non-use fee)	2,055	5	632	474	—
Trust preferred securities:
UICI Capital Trust I	113	5	85	85	85
HealthMarkets Capital Trust I	2,097	5	526	366	—
HealthMarkets Capital Trust II	2,102	5	524	363	—

Total	$19,008		$7,442	$6,371	$85

The amortization of financing fees associated with the Term loan for the years ended December 31, 2007 and December 31, 2006 includes $2.7 million and $2.5 million, respectively, included in interest expense and an additional $2.9 million and $2.6 million, respectively, relates to the loss on early extinguishment due to the prepayments of debt noted below. This additional amount is included in “Gains (losses) on sale of investments.”

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2008	$—
2009	—
2010	—
2011	—
2012	362,500
2013 and thereafter	118,570

$481,070

The fair value of the Company’s long-term debt (exclusive of indebtedness outstanding under the secured student loan funding facility) was $481.3 million and $556.5 million at December 31, 2007 and 2006, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

2006 Credit Agreement

In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At December 31, 2007, $362.5 million remained outstanding and bore interest at LIBOR plus 1%. During the year ended December 31, 2006, the Company made regularly scheduled quarterly principal payments in the amount of $2.5 million. In addition, during 2007 and 2006, the Company made voluntary prepayments of $75.0 million and $60.0 million, respectively. The Company has not drawn on the $75.0 million revolving credit facility.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revolving credit facility will expire on April 5, 2011, and the term loan facility will expire on April 5, 2012. The term loan requires nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. As a result of the prepayment in 2006, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West, Chesapeake and Fidelity Life.

In connection with the financing, the Company incurred issuance costs of $26.5 million, which were capitalized (included in “Other assets”) and are being amortized over five years as interest expense.

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

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “short term and other investments”, and the income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the Notes, has been recorded as interest income and interest expense, respectively. In 2007, the amount of such interest income and interest expense was $265,000 and $8.8 million, respectively. During 2006, the amount of such interest income and interest expense was $194,000 and $6.5 million, respectively. In connection with the financing, the Company incurred issuance costs of $6.0 million, which cost was capitalized (included in “Other assets”) and is being amortized over five years as interest expense.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Notes

On April 29, 2004, the Company through a newly formed Delaware statutory business trust (the “Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The quarterly distributions on the Trust Securities are paid at the same interest rate paid on the 2004 Notes.

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

Note 9.	Student Loan Credit Facility

At December 31, 2007 and 2006, the Company had an aggregate of $97.4 million and $119.0 million, respectively, of indebtedness outstanding under a secured student loan credit facility, which indebtedness is represented by Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity (the “SPE”). At December 31, 2007 and 2006, indebtedness outstanding under the secured student loan credit facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $98.7 million and $111.2 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments in the amount of $6.5 million and $14.2 million, respectively.

All indebtedness issued under the secured student loan credit facility is presented as student loan indebtedness on the Company’s consolidated balance sheet; all such student loans and accrued investment income pledged to secure such facility are reflected as student loan assets and accrued investment income, respectively, on the Company’s consolidated balance sheet; and all such cash, cash equivalents and qualified investments specifically pledged under the student loan credit facility are reflected as restricted cash on the Company’s consolidated balance sheet. The SPE Notes represent obligations solely of the SPE and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the student loan credit facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company has recorded, and will in the future record, no gain on sale of the assets transferred to the SPE.

The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes and $50.0 million of Series 2001A-2 Notes issued on April 27, 2001, and $50.0 million of Series 2002A Notes issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. At December 31, 2007, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of 6.29%.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2007 and 2006, the Company made principal payments in the aggregate of $21.6 million and $11.9 million, respectively, on these SPE Notes.

The SPE and the secured student loan credit facility were structured with an expectation that interest and recoveries of principal to be received would be sufficient to pay principal of and interest on the SPE Notes when due, together with operating expenses of the SPE. This expectation was based upon analysis of cash flow projections, and assumptions regarding the timing of the financing of the underlying student loans to be held by the SPE the future composition of and yield on the financed student loan portfolio, the rate of return on monies to be invested by the SPE, and the occurrence of future events and conditions. There can be no assurance, however, that the student loans will be financed as anticipated, that interest and principal payments from the financed student loans will be received as anticipated, that the reinvestment rates assumed on the amounts in various funds and accounts will be realized, or other payments will be received in the amounts and at the times anticipated.

Principal payments required for the indebtedness outstanding under the secured student loan funding facility in each of the next five years and thereafter are as follows (in thousands):

Student Loan
Credit Facility

2008	$12,150
2009	12,600
2010	12,550
2011	11,750
2012	10,400
2013 and thereafter	37,950

$97,400

The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.

Note 10.	Derivatives

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

Certain derivative instruments are formally designated in FAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. The Company only utilizes cash flow derivatives and, both at the inception of the hedge and on an ongoing basis, the Company assesses the effectiveness

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the hedge instrument in achieving offsetting changes in cash flows compared to the hedged item. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed as part of the Company’s overall market risk monitoring process by establishing and monitoring limits as to the degree of risk that may be undertaken. Credit risk occurs when a counterparty to a derivative contract, in which the Company has an unrealized gain, fails to perform according to the terms of the agreement. The Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings.

Under the guidelines of FAS 133, all derivative instruments are required to be carried on the balance sheet at fair value on the balance sheet date. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded under the caption “Change in unrealized gains (losses) on cash flow hedging relationship” in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and is recognized in the Consolidated Statement of Operations when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

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

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million, which is recorded in “Additional paid-in capital.” The Company originally established the hedging relationship on April 11, 2006 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. At the inception of the hedging relationship, the interest rate swaps had an aggregate fair value of approximately $2.6 million.

At December 31, 2006, the Company prepared its quarterly assessment of hedge effectiveness and determined that all three swaps were not highly effective for the period. The Company terminated the hedging relationships as of October 1, 2006, the beginning of the period of assessment. The Company redesignated the hedging relationship in February 2007 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. The Company assesses, on a quarterly basis, the ineffectiveness of the hedging relationship and any gains or losses related to the ineffectiveness are recorded in “Other investment income.”

The derivative instruments are carried at fair value on the balance sheet. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its Balance Sheet. The Company values its derivative instruments using a third party.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, the recorded fair value of derivative instruments was a liability of $7.5 million and an asset of $257,000, respectively.

During the year ended December 31, 2007 and 2006, the Company incurred a loss of $42,000 and $316,000, respectively, related to the ineffectiveness of the interest rate swap which is recorded in “Investment income.” The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

During the year ended December 31, 2007 and 2006, pretax income of $1.0 million ($665,000 net of tax) and $659,000 ($428,000 net of tax), respectively, was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt. In addition, in 2007 and 2006, $655,000 ($426,000 net of tax) and $158,000 ($103,000 net of tax), respectively, was reclassified into earnings associated with the previous termination of the hedging relationship. At December 31, 2007, accumulated other comprehensive income included a deferred after-tax net loss of $6.2 million related to the interest rate swaps of which $1.8 million ($1.2 million net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.

Note 11.	Grapevine Finance LLC

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction (see Note 2). After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, in turn, assigned the CIGNA Note and Guaranty Agreement to Grapevine.

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

Grapevine is a non-consolidated qualifying special purpose entity as defined in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, HealthMarkets does not consolidate the financial results of Grapevine and accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF 99-20, Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets. On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine in the amount of $72.4 million. At December 31, 2006 and 2007, the Company’s investment in Grapevine, at fair value, was $4.8 million and $4.7 million, respectively, and is recorded in “Fixed maturities.”

The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed discount rate equal to the 15 year swap rate. Variations in the fair value could occur due to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor. Using a sensitivity analysis model assuming a 100 basis point increase and a 150 basis point increase in interest rates at December 31, 2007, the fair market value on the Company’s investment in Grapevine would have decreased approximately $474,000 and $689,000, respectively.

Note 12.	Federal Income Taxes

Deferred income taxes for 2007 and 2006 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2007	2006
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$62,467	$61,147
Depreciable and amortizable assets	12,267	13,597
Gain on installment sales of assets	56,442	54,395

Total gross deferred tax liabilities	131,176	129,139

Deferred tax assets:
Litigation accruals	1,543	2,782
Policy liabilities	15,478	23,009
Operating loss carryforwards	—	136
Unrealized losses on securities	7,111	6,759
Invested assets	465	1,522
Stock compensation accrual	14,906	16,751
Other	6,705	4,605

Total gross deferred tax assets	46,208	55,564
Less: valuation allowance	—	—

Deferred tax assets	46,208	55,564

Net deferred tax asset (liability)	$(84,968)	$(73,575)

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income.

In 2003, the Company realized net capital losses that were carried forward and available to offset future capital gains, if any, realized in the following 5 years. In 2003, the Company established a valuation allowance for the deferred tax asset resulting from the capital loss carryforward reflecting the uncertainty in the Company’s ability to realize that asset in subsequent years through the generation of sufficient capital gains. In 2006, the sales of the Student Insurance and the Star HRG Divisions generated capital gains in excess of the capital loss carryover. Accordingly, in 2006, the Company released the valuation allowance of $18.1 million thereby realizing the deferred tax benefits of the capital loss carryforwards.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For tax purposes, the Company realized capital gains from the 2006 sales of the Student Insurance Division and the Star HRG Division in the aggregate amount of $228.4 million, of which $66.2 million was recognized on the installment basis. Deferred taxes of $56.4 million will be payable on the deferred gains of $162.2 million as the Company receives payment on the CIGNA Note received in consideration for the sale of the Star HRG Division assets and on the UHG Note received in consideration for the sale of the Student Insurance Division assets (see Notes 2 and 11).

The provision for income tax expense (benefit) consisted of the following:

	December 31,
	2007	2006	2005
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$37,939	$57,506	$92,372
Deferred tax expense	11,745	78,224	17,808

Total from continuing operations	49,684	135,730	110,180

Discontinued operations:
Current tax expense (benefit)	425	(2,325)	899
Deferred tax expense (benefit)	—	(17,170)	1,715

Total from discontinued operations	425	(19,495)	2,614

Total	$50,109	$116,235	$112,794

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	(0.3)	(0.2)	(0.1)
Low income housing credit	(0.8)	(0.3)	(0.3)
Tax basis adjustment of assets sold	—	3.7	—
Nondeductible monetary assessment	5.9	—	—
Nondeductible expenses, other	1.0	0.1	0.1
Merger transaction costs	1.4	1.8	1.0
Tax exempt income	(2.1)	(0.6)	(0.4)
Tax uncertainties	0.3	(0.7)	—
Prior tax accrual	1.3	(0.1)	0.1
Other items, net	—	(0.2)	(0.2)

Effective income tax rate applicable to continuing operations	41.7%	38.5%	35.2%

As further discussed in Note 17, during 2007, the Company recognized a $20 million expense associated with a potential settlement of the multi-state market conduct examination. As the nature and character of any final settlement amount is subject to the execution of a final agreement between the Company and the appropriate regulators, the Company cannot determine at this time what amount, if any, will ultimately be deductible for federal tax purposes. As a consequence, the Company has currently treated this monetary assessment as non-deductible for

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax purposes in the financial statements. When the characterization of any final settlement is determined, the Company will re-evaluate the amount, if any, to be deducted for tax purposes.

The Company and all of its corporate subsidiaries (other than two offshore life insurance companies that have not met the ownership requirements to join a tax consolidation) file a consolidated federal income tax return. The primary form of state taxation is the tax on collected premiums. The few states that impose an income tax generally allow the income tax to be used as a credit against its premium tax obligation. Therefore, any state income taxes are accounted for as premium taxes for financial reporting purposes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(In thousands)

Gross unrecognized tax benefits, January 1, 2007	$1,092
Gross increase from prior year tax positions	485

Gross unrecognized tax benefits, December 31, 2007	$1,577

In February of 2008, the Company resolved its outstanding uncertain tax positions with the Internal Revenue Service. These matters related to the 2003 and 2004 tax years. The items were settled in amounts materially consistent with the established liabilities for these matters. All years after 2004 remain subject to federal tax examination. Based on an evaluation of tax positions, the Company has concluded that there are no other significant tax positions that require recognition in our consolidated financial statements.

Total federal income taxes paid were $19.1 million, $64.6 million and $107.2 million for 2007, 2006 and 2005, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stockholders’ Equity

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

	Year Ended December 31,
	2007	2006	2005
	(In thousands of shares)

Common stock — issued:
Balance, beginning of year	30,020,960	47,543,590	47,623,102
Exercise of stock options	923,306	38,313	246,707
Issue to officers/directors	8,000	312,633	—
Retirement of Treasury shares	—	(17,873,576)	(326,219)

Balance, end of year	30,952,266	30,020,960	47,543,590

Treasury stock:
Balance, beginning of year	98,861	1,409,391	1,907,958
Purchases of treasury stock:
Open market prior to merger	—	—	310,900
Repurchase of shares at merger	—	16,945,630	—
Other	950,169	229,682	163,319
Dispositions of treasury stock:
Retirement of Treasury shares	—	(17,873,576)	(326,219)
Issuance upon vesting in agent plans	(101,908)	(486,709)	(646,567)
Other	(517,178)	(125,557)	—

Balance, end of year	429,944	98,861	1,409,391

Shares outstanding, end of year	30,522,322	29,922,099	46,134,199

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

At the effective date of the Merger, 58,746 of shares of HealthMarkets common stock held by members of the Company’s senior management were converted into an equivalent number of Class A-1 common shares of HealthMarkets, Inc., and 3,003,846 shares of HealthMarkets common stock held by the Company’s agents were exchanged for an equivalent number of shares of HealthMarkets, Inc. Class A-2 common stock. In addition, in connection with the Merger, 110,612 shares of Class A-1 common stock were issued to certain members of management. The Company issued 26,621,622 of Class A-1 common shares of HealthMarkets, Inc. to the designated affiliates of the group of private equity investors as consideration for their $985.0 million contribution to equity.

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

During the second quarter of 2006, $120.9 million of cash was used for professional fees and expenses associated with the Merger. Of this total, $47.3 million ($38.2 million, net of tax) was expensed as “Other expenses”, $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which capitalized financing costs are reflected under the caption “Other assets”). The capitalized financing costs will be amortized over the life of the related debt.

In connection with the repurchase in the Merger of HealthMarkets common stock held by the public, the Company’s Additional Paid in Capital account was reduced to a deficit of $425.8 million, which amount was subsequently reclassified to the Company’s Retained Earnings account.

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, the Company paid dividends to stockholders in the aggregate amount of $317.0 million.

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with the Company. The Agent Plans generally combine an agent-contribution feature and a Company-match feature. See Note 14.

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the “policyholders’ surplus account.” The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance subsidiaries was $78.5 million at December 31, 2007, of which minimum surplus requirements for MEGA, Mid-West, Chesapeake and Fidelity Life were $47.4 million, $14.5 million, $8.0 million and $8.6 million, respectively.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2007, 2006 and 2005, the domestic insurance companies paid dividends in the amount of $171.2 million (including the $100.0 million extraordinary dividend), $364.0 million and $146.0 million, respectively, to the holding company. During 2008, the Company’s domestic insurance companies are eligible to pay aggregate dividends to the parent company of approximately $153.6 million ($76.3 million was paid in January 2008) without prior approval by statutory authorities.

On December 29, 2006, the Oklahoma Department of Insurance approved an extraordinary cash dividend in the amount of $100 million payable from MEGA to HealthMarkets, LLC. MEGA paid such dividend to HealthMarkets, LLC on January 18, 2007.

Following approval from the Oklahoma Insurance Department to pay a special non-cash dividend, on August 16, 2006, MEGA distributed and assigned the entire $150.8 million CIGNA Note and the related Guaranty Agreement to HealthMarkets, LLC as a special dividend in kind. See Note 11.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$124,747	$353,462	$200,222
Statutory surplus	$453,066	$504,504	$521,224

Note 14.	Agent Stock Accumulation Plans

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services and Cornerstone America.

The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The matching credits vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets Class A-2 common stock. Matching credits forfeited by participants are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts.

The Agent Plans do not constitute qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

The Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits based on the number of unvested credits, prevailing “fair market value” (as determined by the Company’s Board of Directors since the Merger) of the Class A-2 common stock, and an estimate of the percentage of the vesting period that has elapsed. Changes in the liability from one period to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. At December 31, 2007 and 2006, the Company’s liability for future unvested benefits payable under the Agent Plans was $34.1 million and $46.9 million, respectively, which has been recorded in “Other liabilities.”

The portion of compensation expense associated with the Agent Plans reflected in the results of the Self-Employed Agency Division is based on the prevailing valuation of Class A-2 common shares (as determined by the Board of Directors of the Company since the Merger or, prior to the Merger, by reference to the fair value of the Company’s common shares) on or about the time the unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair value of Class A-2 common shares on a quarterly basis. The remaining portion of the compensation expense associated with

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of the Company’s “Other Key Factors” business segment. Both portions of compensation expense are reported as “Underwriting, policy acquisition costs, and insurance expenses.”

Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

SEA Division stock-based compensation expense	$9,019	$11,188	$9,397
Other Key Factors variable non-cash stock-based compensation expense (benefit)	(482)	16,603	7,214

Total Agent Plan compensation expense	8,537	27,791	16,611
Related tax benefit	2,988	9,727	5,814

Net amount included in financial results	$5,549	$18,064	$10,797

At December 31, 2007, the Company had recorded 1,446,624 unvested matching credits associated with the Agent Plans, of which 430,455 vested in January 2008.

Company-match transactions are not reflected in the Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

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

The accounting treatment of the Company’s Agent Plans result in unpredictable stock-based compensation charges, dependent upon fluctuations in the fair value of the Class A-2 common stock. These fluctuations in stock-based compensation charges may result in material fluctuations in the Company’s results of operations. In periods of decline in the fair value of HealthMarkets Class A-2 common stock, if any, the Company will recognize less stock-based compensation expense than in periods of appreciation. In addition, in circumstances where increases in the fair value of the Class A-2 common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.

Note 15.	Employee 401(k) and Stock Plans

HealthMarkets 401(k) and Savings Plan

The Company maintains the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”) for the benefit of its employees. The Employee Plan enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations), to receive discretionary matching contributions and to share in certain supplemental contributions made by the Company. Matching contributions currently vest in prescribed increments over a six year period.

In 2007, 2006 and 2005, the Company made supplemental contributions to the Employee Plan in accordance with its terms in the amount of $3.0 million, $3.9 million and $4.0 million, respectively. In 2007, 2006 and 2005, the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company made matching contributions to the Employee Plan in accordance with its terms in the amount of $2.0 million, $2.6 million and $2.7 million, respectively.

Employee Stock Plans

The Company adopted FAS 123R, Shared-Based Payment, on January 1, 2006. Among other things, FAS 123R requires expensing the fair value of stock options, a previously optional accounting method under FAS 123 that the Company voluntarily adopted in 2003. The Company has elected to recognize compensation costs for an award with graded vesting on a straight-line basis over the requisite service period for the entire award. Prior to the adoption of FAS 123R, the Company recognized compensation costs for fixed awards with pro rata vesting by application of FIN 28.

At December 31, 2007, the Company had various share-based plans for employees and directors, which plans are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Amounts included in reported financial results:
Total cost of Stock Option Plans(1)	$5,828	$3,734	$1,006
Total cost of Other Stock-Based Plans(2)	1,503	6,580	5,333

Amount charged against income, before tax	7,331	10,314	6,339
Related tax benefit	2,566	3,610	2,219

Net expense included in financial results	$4,765	$6,704	$4,120

(1)	2007 includes $1.9 million as a result of modifications to stock options in connection with the extraordinary cash dividend. 2006 includes $2.3 million as a result of the acceleration of vesting related to the Merger.

(2)	Includes Restricted Stock and Phantom stock plans. 2006 includes $1.1 million as a result of the acceleration of vesting related to the Merger.

The Company presented $313,000, $1.4 million and $1.9 million of excess tax benefits from share-based compensation as cash from financing activities in 2007, 2006 and 2005, respectively.

1987 Stock Option Plan

In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon the death or permanent disability of the plan participant or upon the change of control of the Company. Share requirements may be met from either unissued or treasury shares.

At the Board of Directors meeting held on May 3, 2007, the Board approved an amendment to the 1987 Stock Option Plan (the“1987 Plan”), which provided that, in the event of an extraordinary cash dividend, the Company may make such adjustments to options granted under the 1987 Plan as it determines are equitable and/or appropriate. In connection with the extraordinary cash dividend declared on May 3, 2007, the Board approved an adjustment to options pursuant to which the number of options increased and the exercise price of such options decreased. Options to acquire 95,160 Class A-1 common stock at an exercise price of $9.25 were adjusted to 120,022 options to acquire Class A-1 common shares at an exercise price of $7.34. This adjustment maintained the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the options pre- and post-dividend. The Company recognized $999,000 pre-tax compensation expense in connection with the 2007 modification of the 1987 Plan options.

HealthMarkets 2006 Management Stock Option Plan

On May 8, 2006, the Board of Directors adopted the HealthMarkets 2006 Management Stock Option Plan (the “2006 Plan”), in accordance with which options to purchase up to an aggregate of 1,489,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company. Share requirements may be met from either unissued or treasury shares.

During 2007, non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan to employees (the “Employee Options”) and non-employee directors (“the Director Options”). One-third of the Employee Options vest in 20% increments over five years with an exercise price equal to the fair value per share at the date of grant (the “Time-Based Options”). One-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years, provided that the Company shall have achieved certain annually specified performance targets, with an exercise price equal to the fair market value on the date of grant (the “Performance-Based Options”). With respect to the Performance-Based Options, the Company recognizes expense for the particular increment that is vesting, over the requisite service period based on the service inception date and the probability of achieving the performance criteria. Any Performance-Based Options as to which an optionee does not earn the right to exercise in any year shall expire and terminate. The remaining one-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years with an initial exercise price equal to the fair market value at the date of grant. The exercise price increases 10% each year beginning on the second anniversary of the grant date and ending on the fifth anniversary of the grant date (the “Tranche C Options”). Director Options vest in 20% increments over five years. Director Options, Time Based Options, Performance-Based Options and Tranche C Options expire ten years following the grant date and become immediately exercisable upon the occurrence of a “Change in Control” (as defined) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change in Control.

In connection with the extraordinary dividend declared on May 3, 2007, and to prevent a dilution in the rights of participants in the 2006 Plan, the Board of Directors approved an adjustment of options granted under the 2006 Plan, pursuant to which the exercise price was reduced by $10.51 per share — the amount of the extraordinary cash dividend. The Company recognized a pre-tax expense of $908,000 in 2007 in connection with the modifications. The remaining modification expense of $1.4 million will be recognized over the remaining life of the options.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

			Options Outstanding for Accounting										Combined
			(Excludes Options with no Performance Criteria)						Performance-Based Options(a)				Total
				Average	Aggregate					Average	Aggregate
				Option	Intrinsic	Remaining				Option	Intrinsic	Remaining
			Number of	Price per	Value ($)	Contractual			Number of	Price per	Value ($)	Contractual	Number of
			Shares	Share ($)	in (000’s)	Term			Shares	Share ($)	in (000’s)	Term	Shares

Outstanding options at December 31, 2006			991,113	34.96					268,002	37.54			1,259,115
Granted	(b	)	315,797	38.20			(c	)	112,517	40.63			428,314
Performance defined	(d	)	96,118	28.68			(d	)	(96,118)	28.68			—
Expired			(1,207)	29.15									(1,207)
Cancelled			(94,540)	30.45					(36,554)	29.94			(131,094)
Exercised			(117,926)	15.29					—				(117,926)

Outstanding options at December 31, 2007			1,189,355	29.83	6,152	8.5			247,847	32.53	612	9.0	1,437,202

Options exercisable at December 31, 2007			279,173	23.40	3,239	7.4			—	—	—	—	279,173
Options expected to vest			754,901	32.05	2,226	8.5			229,602	32.24	633	9.0	984,503

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

(b)	Includes 24,862 fully vested options that were issued upon modification of 95,160 previously issued stock options in connection with the extraordinary cash dividend. Includes 19,929 Performance-Based Options for which performance goals were established on May 3, 2007.

(c)	Excludes 19,929 Performance-Based Options where performance criteria was established on May 3, 2007 as a result of being granted after the establishment of performance criteria.

(d)	Includes 82,941 Performance-Based Options originally issued in 2006 (included in Outstanding options at December 31, 2006) and 13,177 Performance-Based Options issued in 2007 (included in Granted ) where performance was established on May 3, 2007.

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2007:

		Options Outstanding		Options Exercisable
	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2007	Contractual Life	Price ($)	2007	Price ($)

$7.34	53,473	2.5 years	7.34	53,473	7.34
$26.49	625,578	8.5 years	26.49	143,339	26.49
$27.86	347,943	8.7 years	27.86	81,010	27.86
$39.49	154,150	9.3 years	39.49	—	39.49
$40.22	40,500	9.3 years	40.22	—	40.22
$40.97	37,802	9.6 years	40.97	—	40.97
$42.03	171,000	9.9 years	42.03	—	42.03
$63.49	6,756	8.5 years	63.49	1,351	63.49

	1,437,202			279,173

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures the fair value of the Time-Based Options, Performance-Based Options and Director Options at the date of grant using a Black-Scholes option pricing model. The Company measures fair value of the Tranche C options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $19.40, $11.27 and $8.43 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2007, 2006 and 2005.

	Year Ended December 31
Black-Scholes Values	2007	2006	2005

Expected volatility	38.52%	43.53%	50.70%
Expected dividend yield	0.00%	5.08%	1.78%
Risk-free interest rate	4.23%	4.99%	3.77%
Expected life in years	6.64	7.37	3.00
Weighted-average grant date fair value	$20.72	$11.56	$8.43

	Year Ended December 31
Binomial Values	2007	2006

Range of Expected volatility	39.70% - 43.97%	40.34% - 45.07%
Range of Expected dividend yield	0.00%	5.08%
Risk-free interest rate	3.81% - 4.94%	4.50% - 5.3%
Expected life in years	7.01-9.00	6.92 - 9.03
Weighted-average grant date fair value	$16.87	$10.88

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of options valued in 2005 was estimated based on historical data. The expected life of the options, valued in 2007 and 2006 with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. For 2007 and 2006, expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. For 2005, expected volatility was derived from the Company’s historical volatility data. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $3.1 million, $1.1 million and $4.4 million, respectively. At December 31, 2007, there was $10.7 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.7 years.

Other Stock-Based Compensation Plans

At December 31, 2007, the Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 210,399 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2007, 2006 and 2005, the Company paid $2.9 million, $12.5 million and $2.0 million, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2007 and 2006, the Company’s liability for future benefits payable under the programs was $3.1 million and $4.5 million, respectively, and is recorded in “Other liabilities.”

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Related Party Transactions

Introduction

On April 5, 2006, the Company completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note 2. Immediately prior to the Merger, Gladys J. Jensen, individually and in her capacity as executor of the estate of the late Ronald L. Jensen (the Company’s founder and former Chairman), beneficially held 17.04% of the outstanding shares of the Company, and the adult children of Mrs. Jensen beneficially held in the aggregate 10.09% of the outstanding shares of the Company. As a result of the Merger, Mrs. Jensen and her adult children divested their holdings in the Company, and the Private Equity Investors acquired, as of the effective date of the Merger, 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At December 31, 2007, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held 54.0%, 22.1% and 11.1%, respectively, of the Company’s outstanding equity securities.

Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu and Matthew S. Kabaker serve as a Senior Managing Director and a Principal, respectively, of The Blackstone Group, Adrian M. Jones and Sumit Rajpal serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.

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

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors. In accordance with the terms of the Transaction and Monitoring Fee Agreements, at the closing of the Merger, the Company paid a one-time transaction fee in the amount of $18.9 million, $6.0 million and $3.0 million to advisory affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, respectively. The Company also reimbursed affiliates of The Blackstone Group for loan commitment and other fees in the amount of $13.0 million previously incurred by such affiliates of The Blackstone Group in connection with the Merger.

The advisory affiliates of each of the Private Equity Investors also agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees in the amount of $12.5 million paid with respect to 2007 were paid in full to the advisory affiliates of the Private Equity Investors in January 2007 and expensed ratably during the year in “Other expenses.” For the year ended December 31, 2006, the aggregate annual monitoring fees in the amount of $12.5 million were paid in full to the advisory affiliates of the Private Equity Investors on April 5, 2006 (the closing date of the Merger). In addition, in accordance with the Transaction and Monitoring Fee Agreements, on April 5, 2006, the Company paid to the advisory affiliates of the Private Equity Investors monitoring fees in the aggregate

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of approximately $3.7 million related to services rendered by such parties during the period commencing on September 15, 2005 (the date of execution of the Agreement and Plan of Merger) and ended on December 31, 2005. The aggregate annual monitoring fees in the amount of $12.5 million paid with respect to 2008 were paid in full to the advisory affiliates of the Private Equity Investors in January 2008.

In accordance with the terms of the Transaction and Monitoring Fee Agreements, the Company also agreed to reimburse the advisory affiliates of the Private Equity Investors for out-of-pocket expenses incurred in connection with the monitoring services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement. During 2007, these costs were de minimus.

Interest Rate Swaps

At the effective date of Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million. See Note 10.

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

In connection with the July 11, 2006 sale of substantially all of the assets comprising the Company’s Star HRG Division (see Note 2), the Company remitted to The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, $941,000, $386,000 and $193,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements. In connection with the December 1, 2006 sale of substantially all of the assets comprising the Company’s Student Insurance Division (see Note 2), on December 14, 2006, the Company remitted to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, $619,000, $254,000 and $127,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.

In accordance with the terms of the Future Transaction Fee Agreements, the Company also agreed to reimburse the advisory affiliates of the Private Equity Investors for out-of-pocket expenses incurred in connection with the advisory services and to indemnify the advisory affiliates for certain claims and expenses incurred in connection with the engagement. These Transaction Fee expenses were recorded as part of the gain on sale in “Gains (losses) on sale of investments.”

Group Purchasing Organization

Effective June 1, 2006, the Company agreed to participate in a “group purchasing organization” (“GPO”) that acts as the Company’s agent to negotiate with third party vendors the terms upon which the Company will obtain goods and services in various designated categories that are used in the ordinary course of the Company’s business. On behalf of the various participants in its group purchasing program, the GPO extracts from such vendors pricing terms for such goods and service that are believed to be more favorable than participants could obtain for themselves on an individual basis. In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of purchases by the Company under the GPO purchasing program. The Company’s participation during 2007 and 2006 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

MEGA Advisory Agreement- Student Insurance and Star HRG Divisions

Pursuant to the terms of an advisory agreement, dated August 18, 2006, The Blackstone Group agreed to provide certain financial and mergers and acquisition advisory services to MEGA in connection with the sale by MEGA of MEGA’s Star HRG and Student Insurance Divisions. The terms of the advisory agreement were approved by the Oklahoma Insurance Department effective September 21, 2006. In accordance with the terms of the advisory agreement, MEGA paid to an advisory affiliate of The Blackstone Group a one-time investment banking fee in the amount of $1.5 million in connection with the sale completed on July 11, 2006 of substantially all of the assets comprising MEGA’s Star HRG Division and a one-time investment banking fee in the amount of $1.0 million in connection with the sale completed on December 1, 2006 of substantially all of the assets comprising MEGA’s Student Insurance Division. The Company also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the advisory services and to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement. The Company reimbursed The Blackstone Group and its affiliates $94,000 for expenses incurred with the advisory services.

Pursuant to the terms of an amendment, dated December 29, 2006, to the advisory agreement, The Blackstone Group provided certain tax structuring advisory services to MEGA in connection with the sale by MEGA of MEGA’s Student Insurance Division, for which MEGA paid to an advisory affiliate of The Blackstone Group in 2007, a tax structuring fee in the amount of $1.0 million. The terms of the amendment were approved by the Oklahoma Insurance Department effective February 8, 2007. These Advisory Fee expenses were recorded as part of the gain on sale in “Gains (losses) on sale of investments.”

Placement Agreement

The Company entered into a placement agreement, dated August 18, 2006, with The Blackstone Group, pursuant to which the Company paid to an advisory affiliate of The Blackstone Group a fee in the amount of $1.5 million for securities placement and structuring services in connection with a private placement of securities by Grapevine Finance LLC completed on August 16, 2006. See Note 11 of Notes to Consolidated Financial Statements. The Company has also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the placement services and agreed to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement.

Registration Rights Agreement

The Company is a party to a registration rights and coordination committee agreement, dated as of April 5, 2006 (the “Registration Rights Agreement”), with the investment affiliates of each of the Private Equity Investors, providing for demand and piggyback registration rights with respect to the Class A-1 common stock. Certain management stockholders are also expected to become parties to the Registration Rights Agreement. Following a future initial public offering of the Company’s stock, the Private Equity Investors affiliated with The Blackstone Group will have the right to demand such registration under the Securities Act of its shares for public sale on up to five occasions, the Private Equity Investors affiliated with Goldman Sachs Capital Partners will have the right to demand such registration on up to two occasions, and the Private Equity Investors affiliated DLJ Merchant Banking Partners will have the right to demand such registration on one occasion. No more than one such demand is permitted within any 180-day period without the consent of the Board of Directors of the Company.

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

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. The Company has funded $3.3 million in capital calls through December 31, 2007 recorded in “Short-term and other investments.”

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. The Company has funded $1.6 million in capital calls through December 31, 2007 recorded in “Short-term and other investments.”

Extraordinary Cash Dividend

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend in the amount of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, paid on May 14, 2007. In connection with the extraordinary cash dividend, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners were paid dividends in the amount of $173.3 million, $71.0 million and $35.5 million, respectively.

Transactions with Certain Members of Management

Transactions with National Motor Club

William J. Gedwed (a director and the Chief Executive Officer of the Company) holds a 5.3% equity interest in NMC Holdings, Inc. (“NMC”), the ultimate parent company of National Motor Club of America and subsidiaries (“NMCA”).

Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement (succeeding a prior two year agreement) for a term ending on December 31, 2007 pursuant to which MEGA agreed to issue life, accident and health insurance policies to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to MEGA certain administrative and record keeping services in connection with the NMCA members for whose benefit the policies have been issued. MEGA terminated this agreement effective January 1, 2007. During 2007, 2006 and 2005, NMCA paid to MEGA the amount of $28,000, $1.1 million and $957,000, respectively, pursuant to the terms of this agreement. The payment received by MEGA in 2007 was related to 2006 activities.

During 2007, 2006 and 2005, NMCA paid the Company $391,000, $316,000 and $344,000, respectively, for printing and various other services.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Transactions

On April 1, 2002, the Company, through a subsidiary, entered into a Loan Servicing Agreement (as amended, the “Servicing Agreement”) with Affiliated Computer Services (formerly known as AFSA Data Corporation) (“ACS”), pursuant to which ACS provides computerized origination, billing, record keeping, accounting, reporting and loan management services with respect to a portion of the Company’s CFLD-I student loan portfolio. Mr. Dennis McCuistion, who was a director of the Company effective May 19, 2004 through April 5, 2006, is also a director of ACS. During 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, the Company paid ACS $281,000 and $725,000, respectively, pursuant to the terms of the Servicing Agreement.

Effective June 19, 2006, the Company entered into separate agreements with each of R.H. Mick Thompson, Dennis McCuistion and Richard Mockler (directors of the Company until April 5, 2006), in accordance with which the former directors agreed to provide certain advisory services and assistance to the Company and its subsidiaries with respect to insurance regulatory, governmental affairs, accounting, media and public relations matters for a one year term commencing on July 1, 2006 and ending on June 30, 2007. For such services, the Company agreed to pay to each former director a consulting fee in the amount of $300,000, which fee was paid in equal quarterly installments in the amount of $75,000. The Company recorded an aggregate expense in 2006 of $900,000 related to these agreements. The Company also agreed to reimburse each former director for reasonable out-of-pocket business travel expenses and other reasonable out-of-pocket expenses related to the services to be provided under the agreements, and the Company agreed to indemnify each of the former directors for certain claims and expenses incurred in connection with the engagement.

Transactions with Mrs. Jensen and Affiliates of Mrs. Jensen

Immediately prior to the Merger, Mrs. Jensen, individually and in her capacity as executor of the estate of Mr. Jensen, beneficially held 17.04% of the outstanding shares of the Company. Mrs. Jensen and affiliates of Mrs. Jensen ceased to be related parties on April 5, 2006, the date of the Merger with the Private Equity Investors and the related sale of the Jensen ownership in the Company.

Special Investment Risks, Ltd.

Special Investment Risks, Ltd. (“SIR”) (formerly United Group Association, Inc.) is owned by the estate of Ronald L. Jensen (the Company’s founder and former Chairman), of which Gladys J. Jensen (Mr. Jensen’s surviving spouse) serves as independent executor.

Previously, SIR sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR. In accordance with the terms of the asset sale to the Company, SIR retained the right to receive certain commissions and renewal commissions. During the years ended December 31, 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, the Company paid to SIR $1.8 million and $7.0 million, respectively, pursuant to this arrangement.

On May 19, 2006, the Company and SIR entered into a Termination Agreement, pursuant to which SIR received an aggregate of $47.5 million. All commission payments owed to SIR under the asset sale agreement were discharged in full, SIR released the Company from all liability under the asset sale agreement, and the asset sale agreement was terminated. See Note 3.

In 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, SIR paid to the Company $39,000 and $91,000, respectively, to fund obligations of SIR owing to the Company’s agent stock accumulation plans. SIR incurred this obligation prior to the Company’s purchase of the UGA agency in 1997.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Richland State Bank

Richland State Bank (“RSB”) is a state-chartered bank in which Mrs. Jensen, as executor of the estate of Mr. Jensen, holds a 100% equity interest. RSB provides student loan origination services for the former College Fund Life Division of MEGA and Mid-West.

Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999 and as amended, RSB originated student loans and resold such loans to UICI Funding Corp. 2 (“Funding”) (a wholly owned subsidiary of the Company) at par (plus accrued interest). During 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, RSB originated for the Company’s College Fund Life Division student loans in the aggregate principal amount plus accrued interest of $1.6 million and $7.6 million, respectively.

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

During 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, RSB collected on behalf of, and paid to, UICI Funding Corp. 2 $150,000 and $696,000, respectively, in guarantee fees paid by student borrowers in connection with the origination of student loans. During 2006 and 2005, RSB collected on behalf of and collectively paid to the Company $0 and $59,000, respectively, representing origination fees paid by student borrowers in connection with the origination of student loans.

During 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, UICI Funding Corp. 2 received from RSB interest income in the amount of $29,000 and $16,000, respectively, generated on money market accounts maintained by the Company at, and on certificates of deposit issued by, RSB.

Specialized Association Services, Inc.

Specialized Association Services, Inc. (“SAS”) (which is controlled by the adult children of Mrs. Jensen) provides administrative and other services to the membership associations that make available to their members the Company’s health insurance products.

Effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into an agreement effective January 1, 2003 (the “January 2003 Agreement”), pursuant to which SAS purchased from BASE 105 a benefit provided to association members. In 2006 (covering the period from January 1, 2006 through April 5, 2006) and 2005, SAS paid BASE 105 the amount of $174,000 and $2.0 million, respectively, in accordance with this arrangement. Effective January 1, 2006, the January 2003 Agreement was terminated, and BASE 105 commenced providing the benefit directly to the membership associations. The payment received by BASE 105 in 2006 was related to 2005 activities. These receipts were recorded in “Other income.”

During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. In 2006 and 2005, the aggregate amount paid by SAS to MEGA for these benefit products was $822,000 and $11.3 million, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MEGA recorded the payments received from SAS in “Health premiums.” Effective January 1, 2006, this arrangement with SAS was terminated, and MEGA commenced providing the ancillary benefit products directly to the membership associations. The payment received by MEGA in 2006 was related to 2005 activities.

SAS reimburses MEGA for certain billing and collection services that MEGA provides to membership associations members in accordance with an agreement entered into effective January 1, 1998. The aggregate amount paid by SAS to MEGA for this reimbursement of services was $211,000 in 2005. Effective July 1, 2005, this arrangement with SAS was terminated. In addition, during 2005, SAS paid UICI Marketing $55,000, respectively, for various printing and video services. The Company also received from SAS $2,000 and $4,000 during 2006 and 2005, respectively, for reimbursement of expenses.

Note 17.	Commitments and Contingencies

The Company is a party to the following material legal proceedings:

Academic Management Services Corp. — Related Litigation

As previously disclosed, in May and June 2004, HealthMarkets and certain officers and current and former directors of HealthMarkets were named as defendants in class actions later consolidated as a single action, In re HealthMarkets Securities Litigation, Case No. 3-04-CV-1149-P, pending in the United States District Court for the Northern District of Texas, Dallas Division, arising out of HealthMarkets’ announcement in July 2003 of a shortfall in the type and amount of collateral supporting securitized student loan financing facilities of Academic Management Services Corp. (“AMS”), formerly a wholly-owned subsidiary of HealthMarkets until its disposition in November 2003. Plaintiffs alleged that defendants failed to disclose all material facts relating to the condition of AMS, in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The parties executed a settlement agreement resolving this matter on October 4, 2007 on terms that did not have a material adverse effect upon the Company’s consolidated financial condition or results of operations. A final settlement hearing occurred on January 23, 2008.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company and MEGA were named as a party defendant in 15 lawsuits brought by plaintiffs represented by a single counsel who have purportedly opted out of the class action settlement. Generally, plaintiffs in the cases asserted several causes of action, including breach of contract, breach of fiduciary and trust duties, fraudulent suppression, civil conspiracy, unjust enrichment, fraud, negligence, breach of implied contract to procure insurance, negligence per se, wantonness, conversion, bad faith refusal to pay and bad faith refusal to investigate. At a mediation held on May 31, 2006, HealthMarkets, MEGA and Mid-West agreed, without admitting or denying liability, to finally and fully resolve all of these suits on terms (individually and in the aggregate) that did not have a material adverse effect upon the consolidated financial condition or results of operations of HealthMarkets. The settlement also includes a full release of possible claims by approximately 160 potential opt out claimants who had not yet filed suit. The settlement of these cases will not affect other ongoing lawsuits that, as discussed below under the captions “California Litigation” and “Other Association Group Litigation,” challenge (among other things) the nature of the relationship between the Company’s insurance companies and the associations that have made available to their members the insurance companies’ health insurance products.

California Litigation

As previously disclosed, on September 26, 2003, the Company and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200 and negligent and intentional misrepresentation, and sought injunctive relief and monetary damages in an unspecified amount. Following an earlier order for summary judgment, on August 28, 2006, the Court entered a final judgment in favor of all named defendants. On October 27, 2006, plaintiffs filed a notice of appeal and on March 26, 2008, the California Court of Appeals, Third Appellate District, affirmed the trial court’s judgment.

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

As previously disclosed, the Company and MEGA were named as defendants in an action filed on January 20, 2004 (Springer et al. v. UICI et al.) in the Superior Court of the State of California, County of Monterey, Case No. M68493. On May 12, 2004, the matter was removed to the United States District Court for the Northern District of California, San Jose Division, and on July 1, 2004, was transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). Plaintiff alleged that the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undisclosed relationship between MEGA and the NASE constituted “fraudulent and deceptive sales and advertising” practices and asserted several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, violation of California Business and Professions Code § 17200, fraud and negligent misrepresentation, and sought injunctive relief and monetary damages in an unspecified amount. On August 8, 2007, the parties settled this action on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

HealthMarkets and MEGA were named as defendants in an action filed on October 5, 2005 (Charles H. Gardner v. MEGA, HealthMarkets, et al.) pending in the Superior Court of Los Angeles County, California (the “California Court”), Case No. BC340625. The plaintiff has asserted violations of the California Consumers Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, negligence and unfair competition. The plaintiff seeks monetary damages in an unspecified amount and injunctive relief. On December 3, 2007, the parties entered into a settlement agreement resolving this matter on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operation.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies, California Civil Code Section 1750, et seq. Plaintiffs seek injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. On May 7, 2007, the Court granted MEGA’s motion to dismiss these claims and HealthMarkets’ motion to quash. Plaintiff Linda Hopkins died on May 11, 2007. On June 6, 2007, plaintiff Jerry Hopkins, as successor in interest to Linda Hopkins, filed an amended complaint, which MEGA answered on July 11, 2007.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On May 2, 2007, the California court dismissed the causes of action alleging civil conspiracy and intentional infliction of emotional distress (with leave to amend) and the cause of action alleging violation of the California Consumer Legal Remedies Act (without leave to amend). On June 11, 2007, plaintiff filed an amended complaint, which MEGA responded to on July 16, 2007. On October 31, 2007, MEGA filed a motion for summary judgment which is pending before the Court.

Other Association Group Litigation

As previously disclosed, the Company and MEGA were named as defendants in an action filed on February 11, 2002 (Martha R. Powell and Keith P. Powell v. UICI, MEGA, the National Association for the Self-Employed et al.) pending in the Second Judicial District Court for the County of Bernalillo, New Mexico, Cause No. CV-2 002-1156. Plaintiffs have alleged breach of contract, fraud, negligent misrepresentation, civil conspiracy, breach of third-party beneficiary contract, breach of the duty of good faith and fair dealing, breach of fiduciary duty, negligence and violations of the New Mexico Insurance Practices Act, the New Mexico Insurance Code and the New Mexico Unfair Practices Act. Plaintiff seeks injunctive relief and monetary damages in an unspecified amount. On November 16,

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the parties entered into a settlement agreement resolving this matter on terms that did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Commonwealth of Massachusetts Litigation

On October 23, 2006, MEGA was named as a defendant in an action filed by the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. The Complaint was served on MEGA on or around January 19, 2007. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. On August 22, 2007, the Attorney General filed an amended complaint which added HealthMarkets and Mid-West as defendants in this action and broadened plaintiff’s original allegations. The amended complaint includes allegations that the defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. This proceeding is in an early stage and its outcome is uncertain. Civil discovery has commenced and motions on various points of law and procedure have been filed by the parties. At present, the Company is unable to determine what, if any, impact this matter may have on the Company’s consolidated financial condition or results of operation.

State of Maine Rate Inquiry Litigation

MEGA was named as a defendant in an action filed on November 15, 2007 by the Department of Professional and Financial Regulation, Maine Bureau of Insurance (In Re: MEGA Life and Health Insurance Company Rates For Individual Plans) pending before the Superintendent of the Maine Bureau of Insurance, Docket No. Ins-07-1010. The Maine Attorney General moved to intervene and was granted status as a party to the action. The action was initiated to determine whether MEGA is in compliance with Maine’s requirement that rates for health insurance not be excessive, inadequate, or unfairly discriminatory as set forth in 24-A M.R.S.A § 2736-C(5) and Maine Rule Ch. 940, § 8(A). On March 21, 2008, MEGA, the Maine Bureau of Insurance and the Attorney General agreed on a preliminary basis to settle the action on terms that would not have a material adverse effect upon the Company’s consolidated financial condition or results of operations and would not require MEGA to admit wrongdoing, liability or violation of law. The settlement is not final and discovery is ongoing.

Other Litigation Matters

As previously disclosed, MEGA was named as a defendant in an action filed on August 31, 2006 (Tracy L. Dobbelaere and Robert Dobbelaere v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Clinton County, Missouri, Cause No. 06CN-CV00618. Plaintiffs have alleged several causes of action including negligence, negligent misrepresentation, intentional misrepresentation, and loss of consortium. Plaintiffs seek unspecified general and punitive damages, interest and attorney’s fees. On November 6, 2006, MEGA filed a motion to dismiss, which plaintiffs opposed on December 18, 2006. A ruling on MEGA’s motion is pending.

The Company and its subsidiaries are parties to various other pending and threatened legal proceedings, claims, demands, disputes and other matters arising in the ordinary course of business, including some asserting significant liabilities arising from claims, demands, disputes and other matters with respect to insurance policies, relationships with agents, relationships with former or current employees and other matters. From time to time, some such matters, where appropriate, may be the subject of internal investigation by management, the Board of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors, or a committee of the Board of Directors. The Company believes that the liability, if any, resulting from the disposition of such proceedings, claims, demands, disputes or matters would not be material to the Company’s consolidated financial condition or results of operations.

Regulatory Matters

Market Conduct Examinations

In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries (the “Insurance Subsidiaries”) for the examination period January 1, 2000 through December 31, 2005. Thirty-six (36) states have elected to participate in the examination. The examiners completed the onsite phases of the examination and issued a final examination report on December 20, 2007.

The findings of the final examination report cite deficiencies in five major areas of operation: (i) insufficient training of agents and lack of oversight of agent activities, (ii) deficient claims handling practices, (iii) insufficient disclosure of the relationship with affiliates and the membership associations, (iv) deficient handling of complaints and grievances, and (v) failure to maintain a formal corporate compliance plan and centralized corporate compliance department.

In connection with the issuance of the final examination report, the Washington Office of Insurance Commissioner issued an order adopting the findings of the final examination report and ordering the Insurance Subsidiaries to comply with certain required actions set forth in the report. The order requires the Insurance Subsidiaries to file a detailed report specifying how they have addressed each of the requirements of the order and another report outlining, by examination area, all business reforms, improvements and changes to policies and procedures.

During 2004, in response to state specific examination findings, the Insurance Subsidiaries began making significant changes to their structure and operational processes. These changes included the enhancement of its agent training and oversight programs, the reorganization and consolidation of the Company’s compliance department, the adoption of additional methods to monitor agent sales activities, the implementation of a benefits confirmation telephone call program to obtain further assurances that customers understand their health insurance coverage and the creation of a Regulatory Advisory Panel consisting of former regulators to provide objective advice to the Board and management. The Company believes the Insurance Subsidiaries have effectively addressed or are in the process of addressing many of the findings identified in the final examination report. Many of these enhancements occurred after the examination period and are therefore not reflected in the examination report findings.

Following the issuance of the final examination report, the multi-state market conduct examination entered the “settlement” phase, during which the states participating in this phase are developing a settlement proposal to close out the examination. Such a settlement could potentially include, among other things, substantial monetary assessments (portions of which may be contingent), and a requirement that the Insurance Subsidiaries take certain actions, subject to monitoring by certain states participating in the examination. There can be no assurance that a settlement of this matter will be achieved or that, if achieved, all states participating in the examination would approve the terms of such a settlement. Based on initial preliminary communications with the states participating in the settlement phase, the Company has recorded an expense of $20 million as of December 31, 2007. Depending on the final outcome of the settlement phase, including the ultimate disposition of any contingent portion of a final monetary assessment, the actual amount incurred by the Company could vary from this current provision in an amount that is material to the Company’s consolidated financial condition or results of operations.

On December 6, 2006, MEGA, Mid-West and Chesapeake, entered into a settlement agreement with the Massachusetts Division of Insurance (MA DOI) upon the conclusion of a market conduct examination by the MA DOI. The examination consisted of a review of the operations of MEGA, Mid-West and Chesapeake for small group

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

health insurance issued to Massachusetts certificate holders for the period January 1, 2002 to December 31, 2004. The settlement agreement provides, among other things, for changes in certain Company operations and procedures, including those related to claims handling, complaints and grievances, marketing and sales and underwriting. In addition, MEGA, Mid-West and Chesapeake agreed to conduct a claims reassessment process, pursuant to which the companies are contacting certain Massachusetts claimants and offering to reassess certain denied claims based on specific codes identified by the MA DOI. The reassessment covers claims for the period January 1, 2002 through December 31, 2004, as well as claims on certificates issued through April 30, 2005 or renewed through July 31, 2005 to the date of their first renewal or lapse. The claims reassessment is ongoing and the MA DOI continues to evaluate the Company’s compliance with the terms of the settlement agreement. In entering the settlement, the Company did not admit, deny or concede any actual or potential fault, wrongdoing, liability or violation of law. The MA DOI will not impose fines or take other action against the Company unless the Company fails to complete the required actions set forth in the settlement agreement or unless additional material information related to the required actions becomes available to the MA DOI. The Company believes that the terms of the settlement will not have a material adverse effect upon the Company’s consolidated financial condition or result of operations.

The Company’s insurance subsidiaries are subject to various other pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition. However, the multi-state examination and other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

United States Department of Labor Matter

By letter dated March 11, 2005, the Boston Office of the U.S. Department of Labor informed the Company that certain policy forms in use by Mid-West in Massachusetts may not be compliant with provisions of ERISA and certain other federal laws applicable to health insurers in the group market. On November 7, 2005, the Boston Office of the U.S. Department of Labor informed the Company that it had concluded a review of insurance contracts marketed by the Company’s insurance subsidiaries in the New England region and identified certain alleged violations of ERISA. The Company disputes most of the allegations raised by the Department of Labor, primarily on the basis that most of the policy forms under review are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. On February 13, 2008, the parties executed a settlement agreement to resolve these matters. The settlement agreement requires the Company to, among other things, identify the nationwide population of insurance contracts marketed to ERISA groups, amend or otherwise adjust these contracts to bring them into compliance with ERISA, submit any such amended contracts to applicable state insurance regulatory authorities for approval, issue any such approved amended contracts to employer groups holding current versions of policy forms that are subject to ERISA and implement a training program designed to educate its customer service representatives and independent agents about the application of ERISA to certain business. The Company currently does not believe that these matters, or the terms of the settlement agreement, will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments and Contingencies

The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods of three to ten and one-half years. Minimum lease commitments at December 31, 2007 were $5.1 million in 2008, $4.2 million in 2009, $2.9 million in 2010, $1.6 million in 2011, $1.6 million in 2012 and $1.7 million thereafter. Rent expense was $6.3 million, $8.5 million and $9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Through its former College Fund Life Division life insurance operations, the Company has committed to assist in funding the higher education of its insureds with student loans. As of December 31, 2007, the Company, through its College Fund Life Insurance Division, had outstanding commitments to fund student loans for the years 2008 through 2026. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity. Beginning February 1, 2007, the Company funds loans with cash on hand at HealthMarkets LLC. See Note 9.

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

The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2008	$20,011	$1,367
2009	16,605	1,167
2010	17,038	987
2011	19,282	875
2012	21,735	689
2013 and thereafter	75,594	1,265

Total	$170,265	$6,350

Interest rates on the above commitments are principally variable (prime plus 2%).

At each of December 31, 2007 and 2006, the Company had $14.3 million and $9.6 million, respectively, of letters of credit outstanding relating to its insurance operations.

Note 18.	Investment Annuity Segregated Accounts

At December 31, 2007 and 2006, the Company had deferred investment annuity policies that have segregated account assets and liabilities, in the amount of $239.7 million and $234.3 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

Note 19.	Segment Information

The Company’s business segments for financial reporting purposes include (i) the Insurance segment, which includes the businesses of the Company’s Self-Employed Agency Division, the Life Insurance Division and Other Insurance; (ii) the Other Key Factors segment, which includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation, pre-operational costs associated with the Company’s Medicare Advantage PFFS market

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiative, general expenses relating to corporate operations and, in 2006, the incremental costs associated with the acquisition of the Company by a group of private equity investors, and (iii) the Disposed Operations segment, which includes the Company’s former Star HRG Division and former Student Insurance Division.

Allocations among segments of investment income and certain general expenses are based on a number of assumptions and estimates, and the business segments reported operating results would change if different allocation methods were applied. Certain assets are not individually identifiable by segment and, accordingly, have been allocated by formulas. Segment revenues include premiums and other policy charges and considerations, net investment income, and fees and other income. Operations that do not constitute reportable operating segments are reported in the Other Key Factors segment. Depreciation expense and capital expenditures are not considered material. Management does not allocate income taxes to segments. Transactions between reportable segments are accounted for under respective agreements, which provide for such transactions generally at cost.

Revenues from continuing operations and income from continuing operations before federal income taxes for each of the years ended December 31, 2007, 2006 and 2005 are set forth in the table below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Insurance:
Self-Employed Agency Division	$1,417,952	$1,462,088	$1,525,968
Life Insurance Division	92,022	87,782	83,037
Other Insurance	31,866	35,337	34,799

Total Insurance	1,541,840	1,585,207	1,643,804

Other Key Factors	54,458	246,847	41,104
Intersegment Eliminations	(1,031)	(910)	(706)

Total revenues excluding disposed operations	1,595,267	1,831,144	1,684,202

Disposed Operations:
Student Insurance Division	—	240,050	290,378
Star HRG Division	—	75,377	146,638

Total Disposed Operations	—	315,427	437,016

Total revenues	$1,595,267	$2,146,571	$2,121,218

Income from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$150,449	$236,466	$310,466
Life Insurance Division	2,550	5,264	7,053
Other Insurance	7,909	5,488	4,658

Total Insurance	160,908	247,218	322,177

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Other Key Factors:
Investment income on equity, realized gains and losses, general corporate expenses and other (including interest on corporate debt)	(43,927)	(46,507)	14,680
Gain on Sale of Star HRG and Student Divisions	1,200	201,663	—
Merger transaction costs	—	(48,019)	(9,057)
Variable stock-based compensation benefit (expense)	482	(16,603)	(7,214)

Total Other Key Factors	(42,245)	90,534	(1,591)

Total operating income excluding disposed operations	118,663	337,752	320,586

Disposed Operations:
Student Insurance Division	192	12,238	(8,870)
Star HRG Division	199	2,308	1,434

Total Disposed Operations	391	14,546	(7,436)

Total income from continuing operations before federal income taxes	$119,054	$352,298	$313,150

Assets by operating segment at December 31, 2007 and 2006 are set forth in the table below:

	December 31,
	2007	2006
	(In thousands)

Assets:
Insurance:
Self-Employed Agency Division	$878,911	$930,856
Life Insurance Division	540,474	552,723
Other Insurance	21,034	20,419

Total Insurance	1,440,419	1,503,998
Other Key Factors	664,210	949,860

Total assets excluding Disposed Operations	2,104,629	2,453,858

Disposed Operations:
Student Insurance Division	50,905	124,738
Star HRG Division	48	16,233

Total Disposed Operations	50,953	140,971

Total assets	$2,155,582	$2,594,829

The Star HRG Division assets of $48,000 and $16.2 million at December 31, 2007 and 2006, respectively, represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of CIGNA Corporation. The Student Insurance Division assets of $50.9 million and $124.7 million at December 31, 2007 and 2006, respectively, primarily represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group. See Note 2.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands except per share amounts)

Income available to common shareholders:
Income from continuing operations available to common shareholders	$69,370	$216,568	$202,970
Income from discontinued operations	789	21,170	531

Net income, basic	$70,159	$237,738	$203,501

Weighted average shares outstanding, basic	30,429	34,952	46,119
Effect of dilutive securities:
Employee stock options and other (see Note 15)	907	770	1,019

Weighted average shares outstanding, dilutive	31,336	35,722	47,138

Basic earnings per share:
Income from continuing operations	$2.28	$6.19	$4.40
Income from discontinued operations	0.03	0.61	0.01

Net income	$2.31	$6.80	$4.41

Diluted earnings per share:
Income from continuing operations	$2.21	$6.07	$4.31
Income from discontinued operations	0.03	0.59	0.01

Net income per share	$2.24	$6.66	$4.32

Note 21.	Discontinued Operations

In years prior to 2005, the Company closed and/or disposed of assets and operations not otherwise related to its core health and life insurance operations, including the operations of the Company’s former Academic Management Services Corp. (“AMS”) subsidiary (which was engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business and which HealthMarkets sold in November 2003) and the Company’s former Special Risk Division, disposed in 2001.

Set forth below is a summary of the Company’s reported results from discontinued operations for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income (loss) by business unit:
AMS	$701	$21,079	$(461)
Special Risk	88	91	992

Income from discontinued operations — net of tax	$789	$21,170	$531

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of the Company’s net liabilities from discontinued operations at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Net liabilities by business unit:
AMS	$400	$1,485
Special Risk	2,235	2,309

Net liabilities of discontinued operations	$2,635	$3,794

Academic Management Services Corp.

The Company’s reported results from discontinued operations for the years ended December 31, 2007, 2006 and 2005 reflected a partial release of the deferred gain recorded on the sale of AMS’ remaining uninsured student loan assets in the first quarter of 2004 and a decrease in the accrual in both 2005 and 2006, which was originally established in 2004 in connection with litigation arising out of the Company’s announcement that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS.

The federal income tax benefit with respect to discontinued operations for the year ended December 31, 2006 of $19.5 million exceeds the anticipated 35% tax expense of $537,000 due to the release of certain tax reserves and valuation allowances on deferred tax assets related to capital loss carryovers and other capital items of $20.1 million that are recoverable as a result of the sale of the Star HRG Division at a gain. A significant portion of the released tax allowances and reserves was originally established during 2003 primarily because management did not anticipate realizing before its expiration the tax benefits of the capital loss carryover from the sale of its former student finance subsidiary.

The federal income tax expense for the year ended December 31, 2005 for the AMS discontinued operations reflected an increase in the valuation allowance on deferred tax assets related to an increase in the capital loss carryover in excess of the amount previously estimated that is likely to expire before it can be utilized to offset future capital gains.

Note 22.	Supplemental Financial Statement Data

Set forth below is certain supplemental information concerning underwriting, policy acquisition costs and insurance expenses for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Amortization of deferred policy acquisition costs	$138,374	$172,112	$82,567
Commissions	16,855	28,823	136,810
Administrative expenses	343,701	333,943	348,778
Premium taxes	35,998	43,760	49,646
Intangible asset amortization	1,722	2,525	3,731
Variable stock compensation expense (benefit)	(482)	16,603	7,214

	$536,168	$597,766	$628,746

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of deferred policy acquisition costs and commissions for the 2006 year reflect the change in accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. See Note 1.

Note 23.	Supplemental Disclosure to Consolidated Statement of Cash Flows

Total interest paid with respect to outstanding indebtedness (exclusive of the secured student loan credit facility) was $37.1 million, $23.9 million and $1.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Total interest paid with respect to outstanding indebtedness under the secured student loan credit facility was $6.0 million, $6.3 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Total federal income taxes paid were $19.1 million, $64.6 million and $107.2 million for 2007, 2006 and 2005, respectively.

Supplemental disclosure of non-cash operating activities:

During the 2007, 2006 and 2005, the Company issued shares to the Agent Plans with a value of $21.3 million, $17.5 million and $21.2 million, respectively.

Company-match transactions in the Agent Stock Accumulation Plans are not reflected in the Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

Supplemental disclosure of non-cash investing activities:

On July 11, 2006, the Company received a promissory Note in the amount of $150.8 million as consideration for its Star HRG Division assets. On August 16, 2006, the Company assigned the $150.8 million promissory Note to Grapevine Finance LLC. See Note 11.

On December 1, 2006, the Company received a promissory Note in the principal amount of $94.8 million as consideration for the sale of the Student Insurance Division assets. See Note 2.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Quarterly Unaudited Data

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands except per share amounts)

Income Statement Data:
Revenues from continuing operations	$388,748	$399,241	$402,657	$404,621	$555,305	$562,568	$515,543	$513,155
Income (loss) from continuing operations before federal income taxes	(680)	50,495	35,174	34,065	125,954	154,152	13,728	58,464
Income (loss) from continuing operations	(9,476)	33,255	22,967	22,624	82,168	89,874	5,680	38,846
Income (loss) from discontinued operations	100	226	396	67	507	301	19,701	661
Net income (loss)	$(9,376)	$33,481	$23,363	$22,691	$82,675	$90,175	$25,381	$39,507
Per Share Data:
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$1.08	$0.76	$0.75	$2.75	$3.01	$0.17	$0.84
Income (loss) from discontinued operations	—	0.01	0.01	—	0.02	0.01	0.58	0.01

Net income (loss)	$(0.31)	$1.09	$0.77	$0.75	$2.77	$3.02	$0.75	$0.85

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.31)	$1.05	$0.74	$0.73	$2.67	$2.94	$0.16	$0.83
Income (loss) from discontinued operations	—	0.01	0.01	—	0.02	0.01	0.57	0.01

Net income (loss)	$(0.31)	$1.06	$0.75	$0.73	$2.69	$2.95	$0.73	$0.84

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$280,411	$491,209
Cash and cash equivalents	37,675	48,578
Refundable income taxes	14,560	27,276
Deferred income tax	20,387	22,567
Other	599	1,056

	$353,632	$590,686

LIABILITIES
Accrued expenses and other liabilities	$10,898	$16,533
Agent plan liability	33,839	45,974
Net liabilities of discontinued operations	2,635	3,794

	47,372	66,301

STOCKHOLDERS’ EQUITY
Common stock	310	300
Additional paid-in capital	55,754	12,529
Accumulated other comprehensive loss	(13,132)	(12,552)
Retained earnings	281,141	527,978
Treasury stock	(17,813)	(3,870)

	306,260	524,385

	$353,632	$590,686

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income:
Dividends from continuing operations*	$270,000	$372,428	$171,876
Interest and other income	2,054	3,003	3,892

	272,054	375,431	175,768
Expenses:
General and administrative expenses (includes amounts paid to related parties of $13,735, $19,339 and $565 in 2007, 2006 and 2005, respectively)	34,637	115,601	40,020
Interest expense	57	332	1,148

	34,694	115,933	41,168

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	237,360	259,498	134,600
Federal income tax benefit	19,094	42,075	12,087

Income before equity in undistributed earnings of subsidiaries	256,454	301,573	146,687
(Deficit) equity in undistributed earnings of continuing operations*	(187,084)	(85,005)	56,283

Income from continuing operations	69,370	216,568	202,970
Dividends from discontinued operations*	—	90	72
Equity in undistributed earnings (losses) from discontinued operations*	789	21,080	459

Income from discontinued operations	789	21,170	531

Net income	$70,159	$237,738	$203,501

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net Income	$70,159	$237,738	$203,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries of discontinued operations*	(789)	(21,080)	(459)
Deficit (equity) in undistributed earnings of continuing operations*	187,084	85,005	(56,283)
Equity based compensation	1,808	1,243	384
Change in other receivables	479	2,771	(880)
Variable stock compensation expense (benefit)	(482)	16,603	7,214
Change in accrued expenses and other liabilities	(5,635)	14,827	14,469
Deferred income tax (benefit) change	4,612	(7,352)	1,811
Change in federal income tax refundable	12,716	(14,023)	(11,138)
Other items, net	(26)	(312)	1,396

Cash Provided by continuing operations	269,926	315,420	160,015
Cash Provided by (Used in) discontinued operations	(1,159)	(1,390)	831

Net Cash Provided by Operating Activities	268,767	314,030	160,846

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	—	70	2,190
(Increase) decrease in investments in and advances to subsidiaries	35,145	204,608	(8,321)

Net Cash Provided by (Used in) Investing Activities	35,145	204,678	(6,131)

Financing Activities
Exercise of stock options	1,164	337	2,582
Tax benefits from share-based compensation	313	1,390	1,861
Purchase of treasury stock	(41,535)	(1,620,733)	(13,359)
Sale of shares to agents	40,784	9,654	—
Contribution from private equity investors	—	985,000	—
Payments of dividends to shareholders	(316,996)	—	(34,705)
Other changes in equity	1,455	2,799	756

Net Cash Used in Financing Activities	(314,815)	(621,553)	(42,865)

Increase (decrease) in Cash	(10,903)	(102,845)	111,850
Cash and Cash Equivalents at beginning of period	48,578	151,423	39,573

Cash and Cash Equivalents at end of period	$37,675	$48,578	$151,423

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
		Future Policy
	Deferred	Benefits
	Policy	Losses, Claims,
	Acquisition	and Loss	Unearned	Policyholder
	Costs	Expenses	Premiums	Funds
	(In thousands)

December 31, 2007:
Self-Employed Agency Division	$89,104	$478,266	$70,290	$3,458
Life Insurance Division	108,307	379,469	4,925	7,306
Other Insurance	568	13,747	1,116	—

Total excluding disposed operations	197,979	871,482	76,331	10,764
Disposed Operations:
Student Insurance Division	—	26,846	20,535	—
Star HRG Division	—	48	—	—

Total	$197,979	$898,376	$96,866	$10,764

December 31, 2006:
Self-Employed Agency Division	$101,425	$521,041	$71,679	$4,204
Life Insurance Division	95,839	372,980	6,859	7,632
Other Insurance	493	14,289	1,206	—

Total excluding disposed operations	197,757	908,310	79,744	11,836
Disposed Operations:
Student Insurance Division	—	49,707	72,014	—
Star HRG Division	—	12,830	—	733

Total	$197,757	$970,847	$151,758	$12,569

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Col. F	Col. G	Col. H	Col. I	Col. J	Col. K
			Benefits,	Amortization
			Claims	of Deferred
			Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income*	Expenses	Costs	Expenses*(1)	Written
	(In thousands)

2007:
Self-Employed Agency Division	$1,282,249	$30,840	$735,701	$120,729	$306,210
Life Insurance Division	69,949	20,602	54,041	17,203	16,757
Other Insurance	29,995	1,599	12,643	442	10,600

Total excluding disposed operations	1,382,193	53,041	802,385	138,374	333,567
Disposed operations:
Student Insurance Division	—	—	(634)	—	442
Star HRG Division	—	—	32	—	(231)

	$1,382,193	$53,041	$801,783	$138,374	$333,778	$1,379,522

2006:
Self-Employed Agency Division	$1,330,298	$31,809	$721,689	$143,547	$260,404
Life Insurance Division	65,716	20,222	44,459	20,599	15,616
Other Insurance	33,873	1,356	18,748	780	10,213

Total excluding disposed operations	1,429,887	53,387	784,896	164,926	286,233
Disposed operations:
Student Insurance Division	233,280	4,882	165,334	7,186	53,404
Star HRG Division	74,079	369	46,387	—	25,753

	$1,737,246	$58,638	$996,617	$172,112	$365,390	$1,754,579

2005:
Self-Employed Agency Division	$1,394,644	$32,725	$718,502	$53,304	$345,097
Life Insurance Division	61,936	20,349	39,684	18,671	16,877
Other Insurance	33,856	784	19,509	87	10,386
	—	—	—	—	—
Total excluding disposed operations	1,490,436	53,858	777,695	72,062	372,360
Disposed operations:
Student Insurance Division	282,486	6,121	222,306	10,505	64,666
Star HRG Division	144,612	703	92,135	—	51,746

	$1,917,534	$60,682	$1,092,136	$82,567	$488,772	$1,895,413

*	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(1)	Other operating expenses include underwriting, policy acquisition costs, and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.
AND SUBSIDIARIES

REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
	(Dollars in thousands)

Year Ended December 31, 2007
Life insurance in force	$9,108,792	$2,318,846	$51,728	$6,841,674	0.8%

Premiums earned:
Life insurance	$78,827	$9,834	$1,467	$70,460	2.1%
Health insurance	1,479,513	196,927	29,147	1,311,733	2.2%

	$1,558,340	$206,761	$30,614	$1,382,193

Year Ended December 31, 2006
Life insurance in force	$9,058,333	$2,151,355	$52,765	$6,959,743	0.8%

Premiums earned:
Life insurance	$73,557	$9,708	$1,826	$65,675	2.8%
Health insurance	1,746,796	111,139	35,914	1,671,571	2.1%

	$1,820,353	$120,847	$37,740	$1,737,246

Year Ended December 31, 2005
Life insurance in force	$8,480,598	$2,119,688	$94,549	$6,455,459	1.5%

Premiums earned:
Life insurance	$69,581	$9,967	$1,951	$61,565	3.2%
Health insurance	1,822,938	4,090	37,121	1,855,969	2.0%

	$1,892,519	$14,057	$39,072	$1,917,534

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

				Recoveries/	Deductions/
	Balance at	Additions	Increase in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
	(In thousands)

Allowance for losses:
Year ended December 31, 2007:
Agents’ receivables	$4,164	$2,937	$—	$(3,613)	$3,488
Other receivables	668	—	—	(668)	—
Mortgage loans	33	—	—	(28)	5
Student loans	3,256	2,025	—	(2,356)	2,925
Year ended December 31, 2006:
Agents’ receivables	$3,710	$2,896	$—	$(2,442)	$4,164
Other receivables	3,699	—	—	(3,031)	668
Mortgage loans	55	—	—	(22)	33
Student loans	2,722	2,186	—	(1,652)	3,256
Year ended December 31, 2005:
Agents’ receivables	$2,967	$3,194	$—	$(2,451)	$3,710
Other receivables	3,699	—	—	—	3,699
Mortgage loans	324	—	—	(269)	55
Student loans	3,608	696	—	(1,582)	2,722

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Agreement and Plan of Merger, dated as of September 15, 2005, by and among UICI and Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Premium Acquisition, Inc., Mulberry Acquisition, Inc., and DLJMB IV First Merger Co. Acquisition Inc., filed as Exhibit 2.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended June 5, 2007, filed as exhibit 3.1 to Form 10-Q dated June 30, 2007, (File No. 001-14953), and incorporated by reference herein.
4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, filed as Exhibit 4.2 to the to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10.25	—	General Agent’s Agreement between Mid-West National Life Insurance Company of Tennessee and United Group Association, Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320), and incorporated by reference herein.
10.26	—	General Agent’s Agreement between The MEGA Life and Health Insurance Company and United Group Association, Inc. Effective April 1, 1996, and filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.27	—	Agreement between United Group Association, Inc. and Cornerstone Marketing of America effective April 1, 1996, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 1996 (File No. 0-14320) and incorporated by reference herein.
10.28	—	Stock Purchase Agreement dated, July 27, 2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, (File No. 0-14320), and incorporated by reference herein.
10.29	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.30	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number		Description of Exhibit

10.31	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953 and incorporated by reference herein.
10.32	—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004, filed as Exhibit 10.88 to the Company’s 2004 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 15, 2004 and incorporated by reference herein.
10.33	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.34	—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.35	—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.36	—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.37	—	Master General Agent Agreement, dated April 16, 2003, between The Chesapeake Life Insurance Company and Tim McCoy & Associates, Inc. (NEAT) filed as exhibit 10.95 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.38	—	Master General Agent Agreement, dated March 29, 2004, between The Chesapeake Life Insurance Company and Life Professionals Marketing Group, Inc. filed as exhibit 10.96 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.39	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.40	—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.41	—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953 and incorporated by reference herein.
10.42	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jeffrey James Jensen filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.43	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jami Jill Jensen filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.44	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Janet Jarie Jensen filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.45	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and James Joel Jensen filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10.46	—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Julie Jean Jensen filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.47		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Gladys M. Jensen filed as Exhibit 10.6 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953 and incorporated by reference herein.
10	.48*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and William J. Gedwed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.49*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Phillip J. Myhra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.50*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Troy A. McQuagge, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.51*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Mark Hauptman, filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.52*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and James N. Plato, filed as Exhibit 10.7 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10.53		—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.54		—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10	.55*	—	UICI Restated and Amended 1987 Stock Option Plan (Non-Qualified)(As Amended and Restated Effective May 3, 2007), and incorporated by reference herein.
10.56		—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.57		—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.58		—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.59		—	HealthMarkets, Inc. Agents’ Total Ownership Plan (As Amended and Restated Effective May 3, 2007), and incorporated by reference herein.
10.60		—	HealthMarkets, Inc. Agency Matching Total Ownership Plan (As Amended and Restated Effective May 3, 2007), and incorporated by reference herein.
10.61		—	HealthMarkets, Inc. Agents’ Contribution to Equity Plan (As Amended and Restated Effective May 3, 2007), and incorporated by reference herein.
10.62		—	HealthMarkets, Inc. Matching Agency Contribution Plan (As Amended and Restated May 3, 2007), and incorporated by reference herein.
10.63		—	HealthMarkets, Inc. Initial Total Ownership Plan (As Amended and Restated Effective April 5, 2006, filed as Exhibit 10.95 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2006 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.64		—	HealthMarkets, Inc. Agents’ Stock Accumulation Plan (As Amended and Restated Effective April 5, 2006) filed as Exhibit 10.96 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2006 and incorporated by reference herein.
10	.65*	—	HealthMarkets 2006 Management Option Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10	.66*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10.67		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.68		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.69		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10	.70*	—	Agreement, dated as of May 24, 2006, between HealthMarkets, Inc. and Glenn W. Reed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10.71		—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited , filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10	.72*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.73*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.74*	—	Subscription Agreement, dated July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953, and incorporated by reference herein.
10	.75*	—	Nonqualified Stock Option Agreement, dated as of July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.2 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953 and incorporated by reference herein.
10	.76*	—	Nonqualified Stock Option Agreement, dated as of August 30, 2006, between HealthMarkets, Inc. and Andrew S. Kahr, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 30, 2006, File No. 001-14953, and incorporated by reference herein.
10	.77*	—	Employment Agreement, dated as of September 26, 2006, by and between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10	.78*	—	Nonqualified Stock Option Agreement, dated as of September 26, 2006, between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10.79		—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March , 2006 and incorporated by reference herein.
10.80		—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March , 2006 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.81		—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. , filed as Exhibit 10.95 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March , 2006 and incorporated by reference herein.
10	.82*	—	Letter Agreement, dated as of June 6, 2007, by and between HealthMarkets, Inc. and Philip Rydzewski, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
10	.83*	—	Nonqualified Stock Option Agreement, dated as of August 2, 2007, between HealthMarkets, Inc. and Philip Rydzewski, filed as Exhibit 10.2 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
10	.84*	—	Nonqualified Stock Option Agreement, dated as of August 30, 2007, between HealthMarkets, Inc. and Harvey C. DeMovick, Jr. filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 30, 2007, File No. 001-14953, and incorporated by reference herein.
10	.85*	—	Employment Agreement, dated as of October 29, 2007, by and between HealthMarkets, Inc. and David W. Fields, filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007, File No. 001-14953, and incorporated by reference herein.
10	.86*	—	Nonqualified Stock Option Agreement, dated as of November 1, 2007, between HealthMarkets, Inc. and David W. Fields, filed as Exhibit 10.2 to the Current Report on Form 8-K dated November 1, 2007, File No. 001-14953, and incorporated by reference herein.
14.1		—	HealthMarkets Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
21		—	Subsidiaries of HealthMarkets
23		—	Consent of Independent Registered Public Accounting Firm
24		—	Power of Attorney
31.1		—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		—	Certification of Michael E. Boxer, Chief Financial Officer of the Registrant, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		—	Certification of William J. Gedwed, Chief Executive Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Michael E. Boxer, Chief Financial Officer of the Registrant, pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement