Form 10-Q
period 2008-03-31
HealthMarkets, Inc.
filed 2008-05-14
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 29, 2008 the registrant had 26,922,331 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,583,442 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
First Quarter 2008 Form 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2008—$1,227,524; 2007—$1,314,069)	$1,214,582	$1,304,424
Equity securities, at fair value (cost: 2008—$271; 2007—$300)	315	346
Policy loans	14,199	14,279
Short-term and other investments, at fair value (cost: 2008—$256,181; 2007—$163,727)	254,349	162,552

Total investments	1,483,445	1,481,601
Cash and cash equivalents	6,544	14,309
Student loans	90,186	96,254
Restricted cash	9,381	8,496
Investment income due and accrued	19,141	20,114
Due premiums	3,683	4,055
Reinsurance receivables	62,798	73,032
Agents’ and other receivables	46,446	63,965
Deferred acquisition costs	196,314	197,979
Property and equipment, net	70,420	69,939
Goodwill and other intangible assets	88,786	89,194
Recoverable federal income taxes	12,977	4,962
Other assets	47,674	31,682

Total assets	$2,137,795	$2,155,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$467,988	$463,277
Claims	436,667	435,099
Unearned premiums	90,934	92,266
Other policy liabilities	10,621	10,764
Accounts payable and accrued expenses	58,532	69,633
Other liabilities	103,145	112,210
Deferred federal income tax	86,255	84,968
Debt	481,070	481,070
Student loan credit facility	94,600	97,400
Net liabilities of discontinued operations	2,568	2,635

Total liabilities	1,832,380	1,849,322

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	310	310
Additional paid-in capital	56,009	55,754
Accumulated other comprehensive loss	(20,110)	(13,132)
Retained earnings	274,849	281,141
Treasury stock, at cost	(5,643)	(17,813)

Total stockholders’ equity	305,415	306,260

Total liabilities and stockholders’ equity	$2,137,795	$2,155,582

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUE
Health premiums	$317,265	$333,762
Life premiums and other considerations	18,755	16,381

	336,020	350,143
Investment income	21,832	26,460
Other income	22,192	25,615
Gains on sales of investments	1,377	2,403

	381,421	404,621
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	224,257	215,331
Underwriting, acquisition, and insurance expenses	128,306	120,447
Other expenses	26,951	21,782
Interest expense	11,172	12,996

	390,686	370,556

Income (loss) from continuing operations before income taxes	(9,265)	34,065
Federal income taxes (benefit)	(2,941)	11,441

Income (loss) from continuing operations	(6,324)	22,624

Income from discontinued operations, net of income tax	31	67

Net income (loss)	$(6,293)	$22,691

Basic earnings per share:
Income (loss) from continuing operations	$(0.20)	$0.75
Income from discontinued operations	—	—

Net income (loss) per share, basic	$(0.20)	$0.75

Diluted earnings per share:
Income (loss) from continuing operations	$(0.20)	$0.73
Income from discontinued operations	—	—

Net income (loss) per share, diluted	$(0.20)	$0.73

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(6,293)	$22,691

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(4,461)	2,935
Reclassification for investment gains (losses) included in net income	505	(877)

Effect on other comprehensive income from investment securities	(3,956)	2,058

Unrealized losses on derivatives used in cash flow hedging during the period	(6,635)	(909)
Reclassification adjustment for losses included in net income	(162)	(60)

Effect on other comprehensive income from hedging activities	(6,797)	(969)

Other comprehensive income (losses) before tax	(10,753)	1,089
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,775)	381

Other comprehensive income (loss) net of tax	(6,978)	708

Comprehensive income (loss)	$(13,271)	$23,399

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Operating Activities:
Net income (loss)	$(6,293)	$22,691
Income from discontinued operations	(31)	(67)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gains on sales of investments	(1,377)	(2,403)
Change in deferred income taxes	5,063	7,073
Depreciation and amortization	6,774	6,090
Equity based compensation expense	2,899	3,730
Provision for doubtful accounts	4,068	113
Changes in assets and liabilities:
Investment income due and accrued	155	(69)
Due premiums	372	(218)
Reinsurance receivables	10,234	(8,115)
Other receivables	21,326	716
Deferred acquisition costs	1,665	(2,650)
Prepaid monitoring fees	(9,375)	(9,375)
Current income tax recoverable	(8,015)	4,410
Policy liabilities	6,856	13,288
Other liabilities and accrued expenses	(14,172)	(13,170)
Other items, net	(5,026)	1,319

Cash provided by continuing operations	15,123	23,363
Cash used in discontinued operations	(36)	(188)

Net cash provided by operating activities	15,087	23,175

Investing Activities:
Increase in investment assets	(10,797)	(46,800)
Decrease in student loans	3,375	3,340
Increase in restricted cash	(885)	(1,024)
Purchase of property and equipment	(5,744)	(3,878)
Distribution from investment in Grapevine Finance LLC	81	468
Decrease (increase) in agents’ receivables	(107)	53

Net cash used in investing activities	(14,077)	(47,841)

Financing Activities:
Decrease in investment products	(2,051)	(1,001)
Repayment of student loan credit facility	(2,800)	(2,250)
Exercise of stock options	261	25
Purchase of treasury stock	(4,185)	(38)
Other	—	400

Net cash used in financing activities	(8,775)	(2,864)

Net change in cash and cash equivalents	(7,765)	(27,530)
Cash and cash equivalents at beginning of period	14,309	32,756

Cash and cash equivalents at end of period in continuing operations	$6,544	$5,226

Supplemental disclosures:
Income taxes paid (refunded)	28	(4)
Interest paid	9,828	10,843
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. Operating results for the three month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain amounts in the prior period financial statements have been reclassified to conform to the 2008 financial statement presentation.
Recent Accounting Pronouncements
     On March 19, 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in FAS No. 133. FAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.
     In December 2007, FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, was issued. The objective of FAS No. 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes this statement will not have a material impact on its financial position or results of operations.
     In February 2007, FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) was issued. FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company did not elect the provisions of FAS 159.
     In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of FAS 141 (R). Early adoption is not permitted. The provisions of FAS 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of FAS 141(R).
2. DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company, entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing, and the proceeds were used to fund a portion of the consideration paid in the Merger. At March 31, 2008, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
     Also in connection with the merger, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367%.
     On April 29, 2004, UICI Capital Trust I (a Delaware statutory business trust, the “2004 Trust”) completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “2004 Trust Preferred Securities”). The 2004 Trust invested the $15.0 million proceeds from the sale of the 2004 Trust Preferred Securities, together with the proceeds from the issuance to the Company by the 2004 Trust of its floating rate common securities in the amount of $470,000 (the “Common Securities” and, collectively with the 2004 Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034. The 2004 Notes accrue interest at a floating rate equal to three-month LIBOR plus 3.50%, payable quarterly.
     The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

		Interest Expense
	Principal Amount	Three Months
	at	Ended
	March 31, 2008	March 31, 2008

2006 credit agreement:
Term loan	$362,500	$5,424
$75 Million revolver (non-use fee)	—	37
Trust preferred securities:
UICI Capital Trust I	15,470	292
HealthMarkets Capital Trust I	51,550	1,004
HealthMarkets Capital Trust II	51,550	1,090
Other:
Interest on Deferred Tax	—	1,042
Student loan credit facility	94,600	1,180
Amortization of financing fees	—	1,103

Total	$575,670	$11,172

     Management uses derivative instruments to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with changes in the LIBOR rate applicable to its term loan credit facility discussed above. The derivative instrument used by the Company to protect against such risk is the interest rate swap. The Company accounts for its interest rate swaps in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.

     The Company owns three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At March 31, 2008, the interest rate swaps had an aggregate fair value of approximately $15.0 million, which is reflected under the caption “Other Liabilities.” During the three months ended March 31, 2008, the Company incurred a loss of $17,000, related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     During the quarter ended March 31, 2008, pretax income of $348,000 ($226,000 net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt. In addition, expense of $169,000 ($110,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
     At March 31, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $10.6 million related to the interest rate swaps of which $1.7 million ($1.1 million net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
     The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.
3. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2008	2007
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(6,324)	$22,624
Income from discontinued operations	31	67

Net income (loss) available to common shareholders	$(6,293)	$22,691

Weighted average shares outstanding, basic	30,796	30,242
Dilutive effect of stock options and other shares	—	763

Weighted average shares outstanding, dilutive	30,796	31,005

Basic earnings (losses) per share:
From continuing operations	$(0.20)	$0.75
From discontinued operations	—	—

Net income per share, basic	$(0.20)	$0.75

Diluted earnings (losses) per share:
From continuing operations	$(0.20)	$0.73
From discontinued operations	—	—

Net income (loss) per share, diluted	$(0.20)	$0.73

     As of March 31, 2008, 27,000,062 shares of Class A-1 common stock were issued, of which 26,922,331 were outstanding and 77,731 shares were held in treasury and 4,012,139 shares of Class A-2 common stock were issued, of which 3,945,042 shares were outstanding and 67,097 shares were held in treasury.
4. COMMITMENTS AND CONTINGENCIES
The Company is a party to the following material legal proceedings:
Commonwealth of Massachusetts Litigation
     As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. The Complaint was served on MEGA on or around January 19, 2007. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. On August 22, 2007, the Attorney General filed an amended complaint which added HealthMarkets and Mid-West as defendants in this action and broadened plaintiff’s original allegations. The amended complaint includes allegations that the defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. This proceeding is in an early stage and its outcome is uncertain. Civil discovery has commenced and motions on various points of law and procedure have been filed by the parties, including a motion to dismiss filed by defendants which was denied in March 2008. At present, the Company is unable to determine what, if any, impact this matter may have on the Company’s consolidated financial condition or results of operation.
State of Maine Rate Inquiry Litigation
     As previously disclosed, MEGA was named as a defendant in an action filed on November 15, 2007 by the Department of Professional and Financial Regulation, Maine Bureau of Insurance (In Re: MEGA Life and Health Insurance Company Rates For Individual Plans) pending before the Superintendent of the Maine Bureau of Insurance, Docket No. Ins-07-1010. The Maine Attorney General moved to intervene and was granted status as a party to the action. The action was initiated to determine whether MEGA is in compliance with Maine’s requirement that rates for health insurance not be excessive, inadequate, or unfairly discriminatory as set forth in 24-A M.R.S.A. § 2736-C(5) and Maine Rule Ch. 940, § 8(A). The parties executed a settlement agreement resolving this matter on April 3, 2008 on terms that did not have a material adverse effect upon the Company’s consolidated financial condition or results of operations and did not require MEGA to admit wrongdoing, liability or violation of law.
Association Group Litigation
     As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On May 2, 2007, the California court dismissed the causes of action alleging civil conspiracy and intentional infliction of emotional distress (with leave to amend) and the cause of action alleging violation of the California Consumer Legal Remedies Act (without leave to amend). On June 11, 2007, plaintiff filed an amended complaint, which MEGA responded to on July 16, 2007. On May 5, 2008, the Court denied MEGA’s motion for summary judgment in this matter.
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
Regulatory Matters
     The Rhode Island Office of the Health Insurance Commissioner conducted a targeted market conduct examination regarding MEGA’s small employer market practices during 2005. As a result of that examination, MEGA is in the process of negotiating a settlement with the Office of the Health Insurance Commissioner. The Company anticipates that Mid-West will also agree to a settlement with the Office of the Health Insurance Commissioner since it sells similar plans in Rhode Island. The Company believes that this settlement will be on terms that will not have a material adverse effect upon the Company’s consolidated financial condition or results of operations. Negotiations are on-going and the settlement is not final.

     The Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005. Reference is made to the discussion of the multi-state market conduct examination contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Item 3 — Legal Proceedings” and in Note 17 of Notes to the Company’s Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Historically, our insurance subsidiaries have from time to time been subject to such fines and penalties, none of which individually or in the aggregate have had a material adverse effect on our results of operations or financial condition. However, the multi-state market conduct examination and other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
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
5. SEGMENT INFORMATION
     The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division, the Medicare Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Company’s former Star HRG Division and former Student Insurance Division.
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

     Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$322,889	$360,240
Life Insurance Division	24,090	21,554
Medicare Division	16,102	—
Other Insurance Division	7,692	7,626

Total Insurance	370,773	389,420
Other Key Factors	10,651	15,721
Intersegment Eliminations	(3)	(488)

Total revenue excluding disposed operations	381,421	404,653
Disposed Operation:
Star HRG	—	(32)

Total Disposed Operations	—	(32)

Total revenue from continuing operations	$381,421	$404,621

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$12,506	$35,430
Life Insurance Division	(2,120)	29
Medicare Division	(4,977)	—
Other Insurance Division	1,072	1,760

Total Insurance	6,481	37,219
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(15,265)	(5,061)
Variable stock-based compensation expense	(290)	1,551

Total Other Key Factors	(15,555)	(3,510)

Total operating income (loss) excluding disposed operations	(9,074)	33,709

Disposed Operations:
Student Insurance Division	(140)	277
Star HRG Division	(51)	79

Total Disposed Operations	(191)	356

Total income (loss) from continuing operations before taxes	$(9,265)	$34,065

	March 31,	December 31,
	2008	2007
	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$837,732	$878,911
Life Insurance Division	550,370	540,474
Medicare Division	14,778	—
Other Insurance Division	22,372	21,034

Total Insurance	1,425,252	1,440,419
Other Key Factors	664,920	664,210

Total Assets excluding disposed operations	2,090,172	2,104,629

Disposed Operations:
Student Insurance Division	47,584	50,905
Star HRG Division	39	48

Total Disposed Operations	47,623	50,953

	$2,137,795	$2,155,582

     The Student Insurance Division assets of $47.6 million and $50.9 million at March 31, 2008 and December 31, 2007, respectively, primarily represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group.

6. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency, and Cornerstone America.
     Set forth in the table below is the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
SEA Division stock-based compensation expense	$1,320	$4,620
Other Key Factors variable non-cash stock-based compensation expense	290	(1,551)

Total Agent Plan compensation expense	1,610	3,069
Related Tax Benefit	564	1,074

Net expense included in financial results	$1,046	$1,995

     At December 31, 2007, the Company had recorded 1,446,624 unvested matching credits associated with the Agent Plans, of which 430,455 vested in January 2008. Upon vesting, the Company decreased additional paid-in capital by $359,000, decreased treasury shares by $15.4 million and decreased other liabilities by $15.1 million. At March 31, 2008, the Company had recorded 1,074,389 unvested matching credits. Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
     During the quarter ended March 31, 2008, options to purchase a total of 12,000 shares of Class A-1 common stock were granted under the 2006 Plan to three employees at an exercise price of $35.00, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
7. TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its Merger and, as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held, as of March 31, 2008, approximately 53.4%, 21.9% and 10.9%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
     In accordance with the terms of Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, the advisory affiliates of each of the Private Equity Investors agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. Aggregate annual monitoring fees in the amount of $12.5 million with respect to 2008 were paid in full to the advisory affiliates of the Private Equity Investors on January 8, 2008. The Company has expensed $3.1 million through March 31, 2008.

8. FAIR VALUE MEASUREMENT
          Effective January 1, 2008, HealthMarkets adopted FAS No. 157, Fair Value Measurements, for our financial assets. FAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company

•	Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, e.g., interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgment as to what assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.
Valuation of Investments
          For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company relies on a pricing service to determine an estimate of fair value. The fair value estimates provided by this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. When relying on bid/ask spreads from dealers, the Company will use the mid-mark to determine fair value. In extreme cases, where the bid/ask spread is unusually wide, the Company may use a convention other than the mid-mark to determine fair value based on other observable inputs.
          The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.
Fixed Income Investments
          The Company utilizes a pricing service to estimate fair value measurements for approximately 96% of its fixed income investments. Fixed income investments, other than U.S. Treasury securities, generally do not trade on a daily basis. The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally the pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios.
          The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions.
          The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but may have to make assumptions for market based inputs that are unavailable due to market conditions.
          Because the fair value estimates of most fixed income investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed income investments, other than U.S. Treasury securities, that are provided by the pricing service are disclosed in Level 2 of the hierarchy. The estimated values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.
     While the vast majority of the Company’s fixed income investments are included in Level 2, the Company holds a small number of fixed income investments where it estimates the fair value of these bonds using internal pricing matrices with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3 of the hierarchy.
Equities
     Included in “Equity securities” is one security in which the Company receives a quoted market price from its third party pricing service. The price is based on observable market transactions and the Company includes the fair value estimate for the stock in Level 1 of the hierarchy. The remaining amount in “Equity securities” represents one security accounted for using the equity method of accounting and therefore does not require fair value disclosure under the provisions of FAS 157.
Derivatives
     Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.
Agent and Employee Stock Plans
     The Company accounts for its Agent and Employee Stock Plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors. The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is therefore reflected in Level 3 of the hierarchy.
Fair Value Hierarchy on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Assets at Fair Value as of March 31, 2008

In thousands	Level 1	Level 2	Level 3	Total
Government and agencies	$11,017	$31,009	$—	$42,026
Corporate debt and other	—	636,107	—	636,107
Mortgage and asset-backed	—	331,269	2,428	333,697
Municipals	—	202,752	—	202,752
Corporate equities	46	—	—	46
Other invested assets (1)	—	20,500	2,464	22,964

	$11,063	$1,221,637	$4,892	$1,237,592

Liabilities at Fair Value as of March 31, 2008

In thousands	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$15,010	$—	$15,010
Agent and employee plans	—	—	22,957	22,957

	$—	$15,010	$22,957	$37,967

(1)	Amount is reflected in “Short-term and other investments” on the Company’s balance sheet.
Level 3 Gains and Losses
     The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended March 31, 2008
Change in Level 3 Assets During the Period

		Mortgage
	Other Invested	and Asset
	Assets	Backed
	In thousands
Balance at December 31, 2007	$3,380	$2,579
Net Payments	(258)	(90)
Accrual of Discount included in income	—	6
Unrealized Losses included in other comprehensive income	(658)	(67)

Balance at March 31, 2008	$2,464	$2,428

Change in Level 3 Liabilities During the Period

Agent and
Employee
Stock Plans
In thousands
Balance at December 31, 2007	$37,273
Additions and change in vesting	2,302
Changes due to fluctuation in Company share price	—
Decrease due to payments and vesting	(16,618)

Balance at March 31, 2008	$22,957

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements
     This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Item 1 Business”, “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.
Introduction
     The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Life Insurance Division, the Medicare Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses on sale of investments, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Company’s former Star HRG Division and former Student Insurance Division.
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2008 and 2007:

	Three Months Ended		Percentage
	March 31,		Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
REVENUE
Health premiums	$317,265	$333,762	(5)%
Life premiums and other considerations	18,755	16,381	14%

	336,020	350,143	(4)%
Investment income	21,832	26,460	(17)%
Other income	22,192	25,615	(13)%
Gains on sale of investments	1,377	2,403	(43)%

	381,421	404,621	(6)%
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	224,257	215,331	4%
Underwriting, policy acquisition costs, and insurance expenses	128,306	120,447	6%
Other expenses	26,951	21,782	25%
Interest expense	11,172	12,996	(14)%

	390,686	370,556	5%

Income (loss) from continuing operations before income taxes	(9,265)	34,065	NM
Federal income taxes	(2,941)	11,441	NM

Income (loss) from continuing operations	(6,324)	22,624	NM
Income from discontinued operations (net of income tax)	31	67	(54)%

Net income (loss)	$(6,293)	$22,691	NM

NM: not meaningful

          Revenue and income from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$322,889	$360,240
Life Insurance Division	24,090	21,554
Medicare Division	16,102	—
Other Insurance Division	7,692	7,626

Total Insurance	370,773	389,420
Other Key Factors	10,651	15,721
Intersegment Eliminations	(3)	(488)

Total revenue excluding disposed operations	381,421	404,653
Disposed Operation:
Star HRG	—	(32)

Total Disposed Operations	—	(32)

Total revenue from continuing operations	$381,421	$404,621

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$12,506	$35,430
Life Insurance Division	(2,120)	29
Medicare Division	(4,977)	—
Other Insurance Division	1,072	1,760

Total Insurance	6,481	37,219
Other Key Factors:
Investment income on equity, interest expense, realized gains and losses, general corporate expenses and other items	(15,265)	(5,061)
Variable stock-based compensation expense	(290)	1,551

Total Other Key Factors	(15,555)	(3,510)

Total operating income (loss) excluding disposed operations	(9,074)	33,709

Disposed Operations:
Student Insurance Division	(140)	277
Star HRG Division	(51)	79

Total Disposed Operations	(191)	356

Total income (loss) from continuing operations before taxes	$(9,265)	$34,065

          HealthMarkets’ results of operations for the three months ended March 31, 2008 and 2007 were particularly impacted by the following factors:
Self- Employed Agency Division
          Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for the three months ended March 31, 2008 and 2007:

	Self-Employed Agency Division
	Three Months Ended		Percentage
	March 31		Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$294,204	$326,657	(10)%
Investment income	7,235	7,909	(9)%
Other income	21,450	25,674	(16)%

Total revenue	322,889	360,240	(10)%
Benefits and Expenses
Benefit expenses	189,116	198,608	(5)%
Underwriting and policy acquisition expenses	108,923	112,077	(3)%
Other expenses	12,344	14,125	(13)%

Total expenses	310,383	324,810	(4)%

Operating income	$12,506	$35,430	(65)%

Other operating data:
Loss ratio	64.3%	60.8%
Expense ratio	37.0%	34.3%

Combined ratio	101.3%	95.1%
Average number of writing agents in period	1,579	2,103
Submitted annualized volume	$129,183	$200,623

Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.

          The SEA Division reported operating income in the three month period ended March 31, 2008 of $12.5 million compared to operating income of $35.4 million in the corresponding period. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three month period ended March 31, 2008 was 4.3% compared to operating margin of 10.8% in the corresponding 2007 period. The decrease in operating margin during the current year period compared to the corresponding prior year period is generally attributable to an increase in the loss ratio reflecting an ongoing gradual shift in product mix to the Company’s newer CareOne product suite which provides a higher proportion of premium dollars as benefit. Operating margin was also adversely impacted during the current year period due to a 9.2% decrease in earned premium. Underwriting and policy acquisition expenses decreased by $3.2 million to $108.9 million during the current period. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of memberships by our dedicated agency sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of memberships by our dedicated agency sales force tend to move in tandem with sales of health insurance policies consequently this decrease in other income and other expense is consistent with the decline in earned premium.
          In the three months ended March 31, 2008, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $129.2 million from $200.6 million, in the corresponding 2007 period. The period over period decreases in submitted annualized premium volume were attributable primarily to a focus during the quarter on selling the Company’s new Medicare product.
Life Insurance Division
          Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three months ended March 31, 2008 and 2007:

	Life Insurance Division
	Three Months Ended		Percentage
	March 31		Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$18,584	$16,270	14%
Investment income	5,148	5,089	1%
Other income	358	195	84%

Total revenue	24,090	21,554	12%
Benefits and Expenses
Benefit expenses	17,020	13,879	23%
Underwriting and policy acquisition expenses	9,190	7,646	20%

Total expenses	26,210	21,525	22%

Operating income (loss)	$(2,120)	$29	NM

NM: not meaningful
          The Company’s Life Insurance Division reported an operating loss in the three month period of March 31, 2008 of $2.1 million, compared to operating income of $29,000 in the corresponding 2007 period. This $2.1 million decrease in operating income was primarily attributable to $2.0 million of additional future policy and contract benefit reserves for certain interest sensitive whole life products with contractual provisions for guaranteed cash surrender values and adjustable premiums. The increase in underwriting and policy acquisition expenses in 2008 reflects the impact of a $1.8 million decrease during 2007 of amortization of deferred acquisition costs due to a refinement in the calculation resulting from the availability of additional information following the conversion to new actuarial reserving software. Partially offsetting the decrease in amortization of deferred acquisition costs during 2007 was an increase in unearned premium liability which decreased premium revenue in the first quarter of 2007. The increase in unearned premium liability was also associated with the conversion to the new actuarial software.
     In the three months ended March 31, 2008, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $5.0 million, compared to $4.2 million in the corresponding 2007 period. The 2008 increase in annualized premium was primarily due to an increase in the sales of the Company’s whole life product to assist seniors in meeting their needs to cover final expenses.

Medicare Division
          In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“Medicare Advantage PFFS”) — called HealthMarkets Care Assured PlansSM (“HMCA Plans”) - in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”).
          Our HMCA Plans are offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provide enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits and certain vision, dental and hearing services. Enrollees can obtain services from any Medicare-eligible provider who agrees to accept the HMCA Plan’s terms and conditions. Enrollees may or may not pay a premium in addition to the premium payable for original Medicare. The amount of the additional premium varies, based on the level of benefits and coverage. Our initial plan offerings include the HealthMarkets Care Assured Value Plan, which has a $3,500 annual maximum out-of-pocket for covered expenses, and the HealthMarkets Care Assured Premier Plan, which has a $1,500 annual maximum out-of-pocket for covered expenses. Each plan can be purchased with Medicare Part D prescription drug coverage as an optional benefit. Coinsurance and copayment requirements vary by plan and service received. Covered expenses are not subject to a deductible.
          Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three months ended March 31, 2008:

Medicare Division
Three Months Ended
March 31, 2008
(Dollars in thousands)
Revenue
Earned premium revenue	$16,046
Investment income and other income	56

Total revenue	16,102
Benefits and Expenses
Benefit expenses	14,091
Underwriting and policy acquisition expenses	6,988

Total expenses	21,079

Operating loss	$(4,977)

Other operating data:
Loss ratio	87.8%
Expense ratio	43.6%

Combined ratio	131.4%

Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.
          The Medicare Division produced $16.0 million in earned premium for the three months ended March 31, 2008 on 19,400 member months. The Company had 8,500 enrolled members as of March 31, 2008. Benefit expenses of $14.1 million resulted in a loss ratio of 87.8% consistent with the Company’s expectations after adjusting for the actual member risk scores as provided by CMS. Underwriting and policy acquisition expenses of $7.0 million for the current period include commissions, marketing costs, and all administrative and operating costs.
          In October 2007, Chesapeake voluntarily suspended its Medicare marketing and enrollment activities pending a review by CMS of Chesapeake’s compliance with regulatory requirements. In connection with this review, Chesapeake agreed with CMS to take certain actions to ensure that it met applicable Medicare program requirements and, in November 2007, Chesapeake resumed marketing and enrollment activities related to its HMCA plans. The Company believes that the suspension of Medicare marketing and enrollment activities in the fourth quarter of 2007 adversely affected enrollment of beneficiaries into Chesapeake’s HMCA Plans for the 2008 plan year. Chesapeake’s Medicare marketing and enrollment activities are subject to ongoing review by CMS and, in April 2008, CMS requested additional materials from Chesapeake as part of a follow-up review of Chesapeake’s Medicare marketing and enrollment activities during the first quarter of 2008.

Other Insurance Division
          The Other Insurance Division consists of the operations of ZON Re USA LLC (an 82.5%-owned subsidiary), which underwrites, administers and issues accidental death, accidental death and dismemberment (AD&D), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis.
          Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three months ended March 31, 2008 and 2007:

	Other Insurance Division
	Three Months Ended		Percentage
	March 31		Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$7,185	$7,248	(1)%
Investment income	442	360	23%
Other income	65	18	NM

Total revenue	7,692	7,626	1%
Benefits and Expenses
Benefit expenses	3,974	3,175	25%
Underwriting and policy acquisition expenses	2,646	2,691	(2)%

Total expenses	6,620	5,866	13%

Operating income	$1,072	$1,760	(39)%

Other operating data:
Loss ratio	55.3%	43.8%
Expense ratio	36.8%	37.1%

Combined ratio	92.1%	80.9%

NM: not meaningful
Loss ratio. The loss ratio represents benefits expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.
Expense ratio. The expense ratio represents underwriting and policy acquisition expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premium revenue.
          For the three months ended March 31, 2008, operating income was $1.1 million on revenue of $7.7 million, compared to $1.8 million of operating income on revenue of $7.6 million, for the corresponding period in 2007. The decrease in operating income for the first quarter ended March 31, 2008 reflects the higher loss ratio during the period due to the impact of two large domestic quota share claims.
Other Key Factors
          The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, and other unallocated items.
          Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three months ended March 31, 2008 and 2007:

	Other Key Factors
	Three Months Ended		Percentage
	March 31		Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Investment income on equity	$7,107	$11,105	(36)%
Additional allowance established for Student Loan receivables	(3,000)	—	NM
Realized gain on investments	1,427	2,403	(41)%
Interest expense on non-student loan debt	(9,992)	(11,455)	(13)%
Variable stock-based compensation expense	(290)	1,551	NM
General corporate expenses and other	(10,807)	(7,114)	52%

Operating expense	$(15,555)	$(3,510)	NM

NM: not meaningful
          The Other Key Factors segment reported an operating loss in the three month period ended March 31, 2008 of $(15.6) million, compared to operating loss of $(3.5) million, in the corresponding 2007 period.

     Operating results for the three months ended March 31, 2008 compared to the corresponding prior period reflects the following; a decrease in investment income on equity due to a smaller portfolio of invested assets in the 2008 period compared to the 2007 period; a decrease in interest expense due to a lower outstanding principal balance in the 2008 period on the corporate debt reflecting a $75 million principal payment in the second quarter of 2007; an increase in the variable stock compensation expense largely due to the double matching program on the agent plans effective in 2007 but not in 2008; an increase in general corporate expenses due to severance costs associated with the previously announced departure of certain corporate executives; and the establishment of a $3.0 million bad debt allowance on student loan receivables guaranteed by an insurer currently seeking relief under Chapter 11 of the United States Bankruptcy Code.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the three months ended March 31, 2008, net cash provided by operations totaled approximately $15.1 million, compared to $23.2 million in the corresponding period of 2007.
     HealthMarkets, Inc., is a holding company, the principal assets of which are its investment in its wholly-owned subsidiary, HealthMarkets, LLC, to which, in connection with the Merger, HealthMarkets, Inc. contributed substantially all of its assets and liabilities. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. At March 31, 2008 and December 31, 2007, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $124.8 million and $63.0 million, respectively.
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
Contractual Obligations and Off Balance Sheet Obligations
     The agreements governing certain indebtedness incurred by the Company in connection with the Merger contain restrictive covenants, including certain prescribed financial ratios, limitations on additional indebtedness as a percentage of certain defined equity amounts and restrictions on the disposal of certain subsidiaries, including primarily the Company’s regulated insurance subsidiaries. Other contractual obligations or off balance sheet arrangements (which consist solely of commitments to fund student loans generated by its former College Fund Life Division and letters of credit) are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Set forth below is a summary of the Company’s contractual obligations on a consolidated basis at March 31, 2008 and December 31, 2007 (dollars in thousands):

	At March 31, 2008	At December 31, 2007
Corporate indebtedness	$481,070	$481,070
Student loan credit facility	94,600	97,400
Future policy benefits	467,988	463,277
Claim liabilities	436,667	435,099
Capital lease obligations	315	364

Total	$1,480,640	$1,477,210

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

     At each of March 31, 2008 and December 31, 2007, the Company had $19.9 million and $14.3 million, respectively, of letters of credit outstanding relating to its insurance operations.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims and liabilities, deferred acquisition costs, bad debts, impairment of investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Regulatory and Legislative Matters
     The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption "Business — Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2008. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4T. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note 4 of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 under the caption “Item 3 - Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters; based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 4 to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
     Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The Company has not experienced material changes with respect to its risk factors during the quarter ended March 31, 2008. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 31, 2008, the Company did not issue any unregistered shares of its Class A-1 or Class A-2 common stock.
     There were no Company purchases of Class A-1 common stock during the three-month period ended March 31, 2008.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended March 31, 2008.

			Total Number of Shares
		Average Price	Purchased as Part of	Maximum Number of Shares
	Total Number of	Paid per Share	Publicly Announced Plans	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	or Programs	Under The Plan or Program
1/1/08 to 1/31/08	54,983	42.03	—	—
2/1/08 to 2/29/08	—	—	—	—
3/1/08 to 3/31/08	53,562	35.00	—	—

Totals	108,545	38.56	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 108,545 shares purchased from former or current participants of the stock accumulation plans established for the benefit of Company’s agents.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description

10.1
Transition Services Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, File No. 001-14953, and incorporated by reference herein.

10.2
Amendment No. 1 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 14, 2008, File No. 001-14953, and incorporated by reference herein.

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

HEALTHMARKETS, INC (Registrant)

Date: May 13, 2008	/s/ William J. Gedwed William J. Gedwed, President, Chief Executive Officer and Director

Date: May 13, 2008	/s/ Michael E. Boxer

Michael E. Boxer, Executive Vice President
and Chief Financial Officer

Date: May 13, 2008	/s/ Philip Rydzewski

Philip Rydzewski, Senior Vice President
and Chief Accounting Officer