Form 10-Q
period 2008-06-30
HealthMarkets, Inc.
filed 2008-08-18
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-14953

HEALTHMARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2044750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9151 Boulevard 26, North Richland Hills, Texas 76180
(Address of principal executive offices, zip code)
(817) 255-5200
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On August 18, 2008 the registrant had 26,937,996 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 3,057,110 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Second Quarter 2008 Form 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2008—$1,146,936; 2007—$1,314,069)	$1,117,711	$1,304,424
Equity securities, at fair value (cost: 2008—$290; 2007—$300)	330	346
Policy loans	14,423	14,279
Short-term and other investments, at fair value (cost: 2008—$311,865; 2007—$163,727)	311,865	162,552

Total investments	1,444,329	1,481,601
Cash and cash equivalents	3,903	14,309
Investment income due and accrued	12,273	14,527
Due premiums	3,497	4,055
Reinsurance receivables	47,581	73,032
Agent and other receivables	33,238	63,956
Deferred acquisition costs	181,337	197,979
Property and equipment, net	69,593	69,939
Goodwill and other intangible assets	88,377	89,194
Recoverable federal income taxes	26,193	4,962
Assets held for sale	95,630	110,355
Other assets	42,471	31,673

Total assets	$2,048,422	$2,155,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$473,780	$463,277
Claims	431,227	435,099
Unearned premiums	75,226	92,266
Other policy liabilities	10,452	10,764
Accounts payable and accrued expenses	65,746	69,510
Other liabilities	83,506	110,624
Deferred federal income tax	77,293	84,968
Debt	481,070	481,070
Liabilities held for sale	91,480	99,109
Net liabilities of discontinued operations	2,561	2,635

Total liabilities	1,792,341	1,849,322

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	310	310
Additional paid-in capital	56,380	55,754
Accumulated other comprehensive loss	(24,908)	(13,132)
Retained earnings	255,619	281,141
Treasury stock, at cost	(31,320)	(17,813)

Total stockholders’ equity	256,081	306,260

Total liabilities and stockholders’ equity	$2,048,422	$2,155,582

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE
Health premiums	$326,038	$334,504	$643,303	$668,266
Life premiums and other considerations	17,761	17,444	36,516	33,825

	343,799	351,948	679,819	702,091
Investment income	15,674	23,544	35,231	47,122
Other income	20,390	27,445	42,318	52,889
Losses on sales of investments	(4,616)	(3,155)	(3,239)	(752)

	375,247	399,782	754,129	801,350

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	226,038	196,513	450,295	411,844
Underwriting, acquisition, and insurance expenses	139,678	133,444	267,984	253,891
Other expenses	27,268	23,646	50,233	44,755
Interest expense	9,480	11,424	19,471	22,880

	402,464	365,027	787,983	733,370

Income (loss) from continuing operations before income taxes	(27,217)	34,755	(33,854)	67,980
Federal income tax expense (benefit)	(11,533)	12,061	(13,554)	23,207

Income (loss) from continuing operations	(15,684)	22,694	(20,300)	44,773

Income (loss) from discontinued operations, net	(3,545)	669	(5,222)	1,281

Net income (loss)	$(19,229)	$23,363	$(25,522)	$46,054

Basic earnings per share:
Income (loss) from continuing operations	$(0.51)	$0.75	$(0.66)	$1.48
Income (loss) from discontinued operations	(0.12)	0.02	(0.17)	0.04

Net income (loss) per share, basic	$(0.63)	$0.77	$(0.83)	$1.52

Diluted earnings per share:
Income (loss) from continuing operations	$(0.51)	$0.73	$(0.66)	$1.44
Income (loss) from discontinued operations	(0.12)	0.02	(0.17)	0.04

Net income (loss) per share, diluted	$(0.63)	$0.75	$(0.83)	$1.48

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(19,229)	$23,363	$(25,522)	$46,054

Other comprehensive income (loss):
Unrealized losses on securities available for sale arising during the period	(14,547)	(21,256)	(17,998)	(18,320)
Reclassification for investment (gains) losses included in net income	91	229	(414)	(648)

Effect on other comprehensive income (loss) from investment securities	(14,456)	(21,027)	(18,412)	(18,968)

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	5,351	3,647	(1,980)	2,738
Reclassification adjustments included in net income	1,763	(213)	2,297	(273)

Effect on other comprehensive income from hedging activities	7,114	3,434	317	2,465

Other comprehensive loss before tax	(7,342)	(17,593)	(18,095)	(16,503)
Income tax benefit related to items of other comprehensive income	(2,544)	(6,160)	(6,319)	(5,778)

Other comprehensive loss net of tax	(4,798)	(11,433)	(11,776)	(10,725)

Comprehensive income (loss)	$(24,027)	$11,930	$(37,298)	$35,329

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Operating Activities:
Net income (loss)	$(25,522)	$46,054
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	5,222	(1,281)
Loss on sales of investments	3,239	752
Change in deferred income taxes	(1,354)	5,141
Depreciation and amortization	13,750	12,803
Amortization of prepaid monitoring fees	6,250	6,250
Equity based compensation expense	(520)	2,932
Provision for doubtful accounts	1,021	131
Changes in assets and liabilities:
Investment income due and accrued	2,254	2,028
Due premiums	558	(258)
Reinsurance receivables	25,451	50,217
Other receivables	31,030	(6,856)
Deferred acquisition costs	16,642	(2,027)
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	(21,231)	18,529
Policy liabilities	(5,924)	(65,131)
Other liabilities and accrued expenses	(13,850)	(295)
Other items, net	(2,558)	996

Cash provided by continuing operations	21,958	57,485
Cash (used in) provided by discontinued operations	2,443	(2,131)

Net cash provided by operating activities	24,401	55,354

Investing Activities:
Decrease in investment assets	12,441	301,308
Purchases of property and equipment	(10,364)	(12,940)
Distributions from investment in Grapevine Finance LLC	81	468
Decrease (increase) in agent receivables	(815)	2,767

Cash provided by continuing operations	1,343	291,603
Cash provided by discontinued operations	6,457	14,464

Net cash provided by investing activities	7,800	306,067

Financing Activities:
Repayment of notes payable	—	(75,000)
Change in cash overdraft	—	1,263
Decrease in investment products	(4,796)	(3,183)
Proceeds from exercise of stock options	93	51
Excess tax benefits from equity based compensation	(260)	126
Proceeds from shares issued to officers, directors and agent plans	7,334	34,758
Purchases of treasury stock	(37,878)	(21,344)
Dividends paid	—	(316,996)
Other	—	(2)

Cash used in continuing operations	(35,507)	(380,327)
Cash used in discontinued operations	(7,100)	(13,850)

Net cash used in financing activities	(42,607)	(394,177)

Net change in cash and cash equivalents	(10,406)	(32,756)
Cash and cash equivalents at beginning of period	14,309	32,756

Cash and cash equivalents at end of period in continuing operations	$3,903	$—

Supplemental disclosures:
Income taxes paid	6,481	102
Interest paid	19,621	22,810
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. Operating results for the three and six month periods ending June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain amounts in the prior period financial statements have been reclassified to conform to the 2008 financial statement presentation.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS No. 60, Accounting and Reporting by Insurance Enterprises. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FAS 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. FAS 163 also clarifies how FAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The statement requires expanded disclosures about financial guarantee insurance contracts. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, earlier application is not permitted. The Company does not enter into financial guarantee insurance contracts and therefore this statement will not have a material impact on its financial position or results of operations.
     In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With GAAP, FAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP, and is not expected to have any impact on the Company’s results of operations, and financial position.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 141(R), Business Combinations (“FAS 141(R)”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, in an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, or financial positions.
     On March 19, 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in FAS No. 133. FAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.
     In December 2007, the FASB issued FAS 141(R), which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of FAS 141 (R). Early adoption is not permitted. The provisions of FAS 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of FAS 141(R).
2. EXIT FROM LIFE INSURANCE DIVISION BUSINESS
     As previously disclosed, on June 12, 2008, HealthMarkets, LLC, entered into a definitive Agreement for Reinsurance and Purchase and Sale of Assets (the “Master Agreement”) pursuant to which Wilton Reassurance Company (“Wilton”) or its affiliates will acquire substantially all of the business of the Company’s Life Insurance Division, operating through Chesapeake, Mid-West and MEGA (the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements to be entered into with each of the Ceding Companies on or before the closing date, Wilton will, effective July 1, 2008, reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s life insurance division (the “Coinsured Policies”).
     Under the terms of the Coinsurance Agreements, Wilton will assume responsibility for all insurance liabilities associated with the Coinsured Policies on the effective date. The Ceding Companies will transfer to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount, as of June 30, 2008, was approximately $341.0 million. Following the closing, Wilton will be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton.
     At the closing, the Company or the Ceding Companies will receive total consideration of approximately $140.0 million, subject to certain adjustments, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The Company expects the reinsurance transaction to result in a pre-tax loss estimated to be approximately $13.0 million, which was recognized in the three months ended June 30, 2008 as an impairment to the Life Insurance Division’s deferred acquisition costs.
     These transactions, which are subject to customary closing conditions, including the receipt of approvals by certain state insurance regulators and the receipt of certain other required consents, are expected to close in the fall of 2008. Subject to certain conditions, the Master Agreement may be terminated by either party if the closing has not occurred by November 30, 2008.

     In addition, on June 12, 2008, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement ”) pursuant to which Wilton will purchase the Company’s student loan funding vehicles, CFLD-I, Inc., and UICI Funding Corp. 2 and the related student association. The Company will receive a purchase price based on the amount of cash and student loans held by UICI Funding Corp. 2 at the time of closing, subject to certain adjustments, which purchase price is estimated to be approximately $4.2 million. The Company expects the transactions contemplated by the Stock Purchase Agreement to result in a pre-tax loss estimated to be approximately $5.3 million which was recognized as a reduction in the value of the Company’s student loan portfolio as of June 30, 2008. The Company has presented the assets and liabilities of CFLD-I, Inc. and UICI Funding Corp. 2 as held for sale on the Company’s balance sheet for all periods presented. Additionally, the Company has included the results of operations of CFLD-I, Inc. and UICI Funding Corp. 2 in discontinued operations on the Company’s statement of income for all periods presented.
     Wilton will fund student loans in accordance with the terms of the Coinsured Policies; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the coinsurance effective date, to exceed $10.0 million.
     The closing of the transactions contemplated by the Stock Purchase Agreement is subject to customary closing conditions. Subject to certain conditions, the Stock Purchase Agreement will terminate upon the termination of the Master Agreement or may be terminated by either party if the closing has not occurred by March 31, 2009.
     In connection with the transactions discussed above the Company incurred $4.5 million in legal costs, employee termination costs and other costs during the three months ended June 30, 2008. The Company expects to incur an additional $6.5 million in expenses associated with these transactions including investment banker fees, legal fees, contract termination costs and other costs.
     The assets and liabilities of the business classified as held for sale on the consolidated condensed balance sheet consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Assets
Restricted cash	$7,716	$8,496
Student loans	94,207	99,179
Provision for loan losses	(11,570)	(2,925)
Investment income due and accrued	5,057	5,587
Other assets and receivables	220	18

Total assets held for sale	$95,630	$110,355

Liabilities
Accounts payable and accrued expenses	$227	$377
Student Loan Credit Facility	90,300	97,400
Other Liabilities	953	1,332

Total liabilities held for sale	$91,480	$99,109

     The results of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue from discontinued operations
Student loan business	$2,157	$2,875	$4,696	$5,927
Other discontinued operations	57	101	106	170

	2,214	2,976	4,802	6,097

Expenses from discontinued operations
Student loan business	2,329	2,455	7,495	4,669
Other discontinued operations	1	(508)	3	(543)

	2,330	1,947	7,498	4,126
Increase in provision for loan allowance on student loans	(5,338)	—	(5,338)	—

Income (loss) from discontinued operations before income taxes	(5,454)	1,029	(8,034)	1,971
Income tax benefits (expenses)	1,909	(360)	2,812	(690)

Income from discontinued operations (net of income taxes)	$(3,545)	$669	$(5,222)	$1,281

3. MEDICARE DIVISION
Exit from the Medicare Market
     In late 2007, the Company expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) — called HealthMarkets Care Assured Planssm (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by Chesapeake, one of the Company’s subsidiaries, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). The HMCA Plans are offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provide enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits and certain vision, dental and hearing services.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 was enacted, resulting in significant changes to the Medicare program. These changes include, among other things, the phased elimination of Medicare Advantage PFFS “deeming” arrangements with providers beginning in 2011. The Company believes that this new law will make it difficult for the Company to operate effectively in the Medicare market. As a result, in July 2008, the Company decided that it will not participate in the Medicare Advantage marketplace beyond the current year. The Company will continue to serve its current members through 2008 and fulfill its obligations under the current Medicare contract with CMS.
     In connection with its exit from the Medicare market, the Company will incur employee termination costs of approximately $2.5 million and asset impairment charges of $1.2 million. In accordance with FAS 144, the results of operations of Medicare Division will continue to be included in continuing operations on its Consolidated Condensed Statements of Income (Loss) until the “run-off” operation ceases. The Company believes that its exit from the Medicare market will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, but may potentially have a material adverse effect on the results of operations or cash flows in any given accounting period.
Charges Incurred in the Current Period
     During the three months ended June 30, 2008, the Company recognized a $4.9 million expense associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010. To the extent the Company will now incur a contract termination fee instead, based on the decision to exit the Medicare market, the amount of the minimum volume guarantee fee was limited to the amount of the anticipated contract termination fee.
4. DEBT
     In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC, a direct wholly-owned subsidiary of the Company, entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing, and the proceeds were used to fund a portion of the consideration paid in the Merger. At June 30, 2008, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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
     The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

		Interest Expense
	Principal Amount	Three Months	Six Months
	at	Ended	Ended
	June 30, 2008	June 30, 2008	June 30, 2008
2006 credit agreement:
Term loan	$362,500	$5,168	$10,593
$75 Million revolver (non-use fee)	—	35	72
Trust preferred securities:
UICI Capital Trust I	15,470	249	541
HealthMarkets Capital Trust I	51,550	762	1,766
HealthMarkets Capital Trust II	51,550	1,091	2,181
Other:
Interest on Deferred Tax	—	1,054	2,096
Amortization of financing fees	—	1,121	2,222

Total	$481,070	$9,480	$19,471

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
     The Company owns three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At June 30, 2008, the interest rate swaps had an aggregate fair value of approximately $9.2 million, which is reflected under the caption “Other Liabilities.” During the three and six months ended June 30, 2008, the Company incurred a loss of $18,000 and $35,000, respectively, related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
     During the quarter ended June 30, 2008, pretax expense of $1.6 million ($1.0 million net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt.

In addition, expense of $171,000 ($111,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
     During the six months ended June 30, 2008, pretax expense of $1.9 million ($1.2 million net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate debt. In addition, expense of $341,000 ($221,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
     At June 30, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $6.0 million related to the interest rate swaps of which $1.5 million ($962,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
     The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.
5. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(15,684)	$22,694	$(20,300)	$44,773
Income (loss) from discontinued operations	(3,545)	669	(5,222)	1,281

Net income (loss) available to common shareholders	$(19,229)	$23,363	$(25,522)	$46,054

Weighted average shares outstanding, basic	30,447	30,353	30,587	30,289
Dilutive effect of stock options and other shares	—	804	—	817

Weighted average shares outstanding, dilutive	30,447	31,157	30,587	31,106

Basic earnings (losses) per share:
From continuing operations	$(0.51)	$0.75	$(0.66)	$1.48
From discontinued operations	(0.12)	0.02	(0.17)	0.04

Net income (loss) per share, basic	$(0.63)	$0.77	$(0.83)	$1.52

Diluted earnings (losses) per share:
From continuing operations	$(0.51)	$0.73	$(0.66)	$1.44
From discontinued operations	(0.12)	0.02	(0.17)	0.04

Net income (loss) per share, basic	$(0.63)	$0.75	$(0.83)	$1.48

     The common stock equivalents for the three and six months ended June 30, 2008 are excluded from the weighted average shares used to compute diluted net loss per share as they would be anti-dilutive to the per share calculation. The Company’s diluted weighted average shares outstanding for the three and six months ended June 30, 2008 were 676,513 and 689,988, respectively.
     As of June 30, 2008, 27,000,062 shares of Class A-1 common stock were issued, of which 26,903,513 were outstanding and 96,549 shares were held in treasury and 4,026,104 shares of Class A-2 common stock were issued, of which 3,225,913 shares were outstanding and 800,191 shares were held in treasury. As of December 31, 2007, 27,000,062 shares of Class A-1 common stock were issued, of which 26,899,056 were outstanding and 101,006 shares were held in treasury and 3,952,204 shares of Class A-2 common stock were issued, of which 3,623,266 shares were outstanding and 328,938 shares were held in treasury.
6. COMMITMENTS AND CONTINGENCIES
     The Company is a party to the following material legal proceedings:
Association Group Litigation
     As previously disclosed, on September 26, 2003, HealthMarkets and The MEGA Life and Health Insurance Company (“MEGA”) were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v. UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200 and negligent and intentional misrepresentation, and sought injunctive relief and monetary damages in an unspecified amount. On August 28, 2006, the Court entered a final judgment in favor of all named cross-defendants. On March 26, 2008, the California Court of Appeals affirmed the trial court’s judgment and on June 3, 2008, the California Supreme Court denied cross-plaintiff’s petition for review. No further avenues of appeal are available to cross-plaintiffs and thus this case is concluded with respect to HealthMarkets and MEGA.
     As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies, California Civil Code Section 1750, et seq. Plaintiffs seek injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. The Court granted MEGA’s motion for summary judgment and dismissed the case on July 10, 2008.
     HealthMarkets and Mid-West National Life Insurance Company of Tennessee (“Mid-West”) were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court sustained Mid-West’s demurrer, without leave to amend, disposing of plaintiff’s claim for violation of the California Consumer Legal Remedies statute. The Court granted Mid-West’s motion for summary judgment and dismissed the case on August 12, 2008.
     The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Fair Labor Standards Act Agent Litigation
     HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006, and on March 30, 2007 the Court denied HealthMarkets and Mid-West’s motion and granted the Plaintiffs’ motion.
     On August 2, 2007, the District Court granted HealthMarkets and Mid-West’s Motion for an interlocutory appeal but denied requests to stay the litigation. On September 14, 2007, the United States Fifth Circuit Court of Appeals granted HealthMarkets and Mid-West’s petition to hear the interlocutory appeal, which is pending before the Fifth Circuit.
     In April 2008, a court-approved notice to prospective participants in the collective action was mailed. A total of 54 prospective participants have given notice of their “opt-in” elections, which together with the original 14 plaintiffs brings the total number of participants in the collective action to 68. Discovery in this matter is ongoing. At present, the Company is unable to determine what, if any, impact these matters may have on the Company’s consolidated financial condition or results of operation.

Other Litigation Matters
     MEGA was named as a defendant in an action filed on April 8, 2003 (Lucinda Myers v. MEGA et al.) pending in the District Court of Potter County, Texas, Case No. 90826-E. Plaintiff has alleged several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, negligence, unfair claims settlement practices, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, mental anguish, and felony destruction of records and securing execution by deception. Plaintiff seeks monetary damages in an unspecified amount, and declaratory relief. MEGA asserted a counterclaim alleging, among other things, a cause of action against plaintiff for rescission of the health insurance contract due to material misrepresentations in the application for insurance. Following a trial held in February 2006, a jury rendered a verdict in favor of MEGA with respect to MEGA’s claim for rescission of the policy, effectively disposing of all causes of action against the defendants and the Court rendered final judgment for defendants on March 9, 2006. Plaintiff filed a notice of appeal and, on April 17, 2008, the appellate court reversed the lower court’s judgment and remanded the case for further proceedings. MEGA filed a motion for rehearing with the appellate court on May 12, 2008, which is pending before the appellate court.
     Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On April 22, 2008, Mid-West filed a motion for summary judgment which is pending before the Court.
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
Regulatory Matters — Rhode Island
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
Regulatory Matters — Multi-state Market Conduct Examination
     As previously disclosed, in March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries (the “Insurance Subsidiaries”) for the examination period January 1, 2000 through December 31, 2005. Thirty-six (36) states elected to participate in the examination. The examiners issued a final examination report on December 20, 2007.
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
     On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the Director of the Alaska Division of Insurance and the Insurance Commissioner of Washington State (the “Lead Regulators”) that provides for the settlement of the examination on the following terms:
(1)	A monetary penalty in the amount of $20 million, payable within ten business days of the effective date of the RSA, this amount was recognized in the Company’s results of operations for the year ending December 31, 2007;

(2)	A monetary penalty of up to an additional $10 million if the Insurance Subsidiaries are found not to comply with the requirements of the RSA when re-examined. Compliance will be monitored by the Lead Regulators, the Insurance Subsidiaries’ domestic regulators (The Insurance Commissioner of the State of Oklahoma and the Commissioner of Insurance of the State of Texas) and the California Department of Insurance (collectively, the “Monitoring Regulators”). The Monitoring Regulators will determine the amount, if any, of the penalty for failure to comply with the requirements of the RSA through a follow-up examination scheduled to occur during 2010. The Company has not recognized any expense associated with this contingent penalty;

(3)	An “Outreach Program” to be administered by the Insurance Subsidiaries with certain existing insureds, which will be implemented within six months of the effective date of the RSA. The Insurance Subsidiaries will send a notice to all existing insureds whose medical coverage was issued by the Insurance Subsidiaries prior to August 1, 2005 which will include contact information for insureds to obtain information about their coverage and the address of a website responsive to coverage questions; and

(4)	Ongoing monitoring of the Insurance Subsidiaries’ compliance with the RSA by the Monitoring Regulators, through periodic reports from the Insurance Subsidiaries. The Insurance Subsidiaries will be required to continue their implementation of certain corrective actions, the standards of which must be met by December 31, 2009. The Insurance Subsidiaries will bear the reasonable costs of monitoring by the Monitoring Regulators and their designees. In the event that the Monitoring Regulators find that the Insurance Subsidiaries have intentionally breached the terms of the RSA, resulting penalties and fines as a result of such finding will not be limited to the monetary penalties of the RSA.
     According to its terms, the RSA became effective on August 15, 2008, which is thirty days after it was executed by twenty-seven states. As of August 15, 2008, forty-eight states had signed the RSA.
Regulatory Matters — General
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
7. SEGMENT INFORMATION
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
     Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$315,535	$362,380	$638,424	$722,620
Life Insurance Division	23,305	22,706	47,395	44,260
Medicare Division	29,916	—	46,018	—
Other Insurance Division	8,219	7,882	15,911	15,508

Total Insurance	376,975	392,968	747,748	782,388
Other Key Factors	(1,859)	7,263	6,300	19,931
Intersegment Eliminations	(44)	(490)	(91)	(978)

Total revenue excluding disposed operations	375,072	399,741	753,957	801,341
Disposed Operations	175	41	172	9

Total revenue from continuing operations	$375,247	$399,782	$754,129	$801,350

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$18,450	$49,500	$30,745	$84,930
Life Insurance Division	(17,860)	488	(19,980)	517
Medicare Division	(7,327)	(1,270)	(12,304)	(1,407)
Other Insurance Division	3,169	1	4,241	1,761

Total Insurance	(3,568)	48,719	2,702	85,801
Other Key Factors	(24,292)	(14,107)	(37,008)	(18,320)

Total operating income (loss) excluding disposed operations	(27,860)	34,612	(34,306)	67,481

Disposed Operations	643	143	452	499

Total income (loss) from continuing operations before taxes	$(27,217)	$34,755	$(33,854)	$67,980

	June 30,	December 31,
	2008	2007
	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$824,816	$878,911
Life Insurance Division	544,928	540,474
Medicare Division	22,704	—
Other Insurance Division	19,841	21,034

Total Insurance	1,412,289	1,440,419
Other Key Factors	515,010	553,855

Total Assets excluding disposed operations and held for sale	1,927,299	1,994,274

Assets held for sale	95,630	110,355
Disposed Operations	25,493	50,953

	$2,048,422	$2,155,582

     The Student Insurance Division (included in Disposed Operations) assets of $25.5 million and $51.0 million at June 30, 2008 and December 31, 2007, respectively, primarily represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group.

2006 Sale of Student Insurance Division
     On December 1, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Student Insurance Division. The purchase price is subject to downward or upward adjustment based on the amount of premium to be generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company has made no adjustment to the purchase price due to the premium provision and will continue to examine whether any adjustments should be made in the future.
     The Company has recorded $518,000, $1.2 million and $6.5 million of realized gains as an adjustment to the purchase price in 2008, 2007 and 2006, respectively, related to positive claim experience with respect to the in-force block of student insurance business at the time of the sale. In May 2008, the Company received $8.2 million associated with the final upward adjustment related to the actual claim experience.
8. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
     The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with UGA — Association Field Services, New United Agency and Cornerstone America.
     The following table sets forth the total compensation expense and tax benefit associated with the Company’s Agent Plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
SEA and Medicare Division stock-based compensation expense	$1,283	$1,476	$2,603	$6,097
Other Key Factors variable non-cash stock-based compensation (benefit) expense	(3,508)	1,546	(3,218)	(5)

Total Agent Plan compensation (benefit) expense	(2,225)	3,022	(615)	6,092
Related Tax Benefit (Expense)	(779)	1,058	(215)	2,132

Net (benefit) expense included in financial results	$(1,446)	$1,964	$(400)	$3,960

     At December 31, 2007, the Company had recorded 1,446,624 unvested matching credits associated with the Agent Plans, of which 430,455 vested in January 2008. Upon vesting, the Company decreased additional paid-in capital by $359,000, decreased treasury shares by $15.4 million and decreased other liabilities by $15.1 million. At June 30, 2008, the Company had recorded 1,100,526 unvested matching credits. Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
     During the quarter ended June 30, 2008, options to purchase a total of 1,035,000 shares of Class A-1 common stock were granted under the 2006 Plan at an exercise price of $34.80, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
9. TRANSACTIONS WITH RELATED PARTIES
     On April 5, 2006, the Company completed its Merger and, as a result, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held, as of June 30, 2008, approximately 54.7%, 22.4%, and 11.2%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
     In accordance with the terms of Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors, the advisory affiliates of each of the Private Equity Investors agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. Aggregate annual monitoring fees in the amount of $12.5 million with respect to 2008 were paid in full to the advisory affiliates of the Private Equity Investors on January 8, 2008. The Company has expensed $6.3 million through June 30, 2008.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the quarter ended June 30, 2008, the Company received $317,000 in a capital distribution (return of capital) from Goldman Sachs Real Estate Partners, L.P. During the six months ended June 30, 2008, the Company received $431,000 ($403,000 return of capital and $28,000 income) in capital distributions from Goldman Sachs Real Estate Partners, L.P. The Company funded $3.3 million in capital calls through December 31, 2007. The Company did not fund any additional capital calls in 2008.
     On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the quarter ended June 30, 2008, the Company funded $1.4 million in capital calls. During the six months ended June 30, 2008, the Company funded $1.5 million in capital calls. The Company previously funded $1.6 million in capital calls through December 31, 2007.
10. INVESTMENTS
     A. Other Than Temporary Impairment
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
     During the quarter ended June 30, 2008, the Company recognized impairment charges of $5.6 million primarily related to certain investments in collateralized debt obligations. These impairment charges resulted from other than temporary reductions in the fair value of the investments compared to the Company’s cost basis.
     B. Fair Value Measurement
     Effective January 1, 2008, HealthMarkets adopted FAS No. 157, Fair Value Measurements, for financial assets and liabilities. FAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

•	Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, e.g., interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.

Valuation of Investments
     For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, fair values are estimated by management based on independent external valuation information, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In general, the fair values based on these observable market inputs fall into the Level 2 of the hierarchy, but in certain cases where there is limited activity or less transparency around inputs to the valuation, the fair values are reflected within Level 3 of the valuation hierarchy. When relying on bid/ask spreads from dealers, the Company typically uses the mid-mark to determine fair value. In extreme cases, where the bid/ask spread is unusually wide, the Company may use a convention other than the mid-mark to determine fair value based on other observable inputs.
     The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.
Fixed Income Investments
     Fixed income investments, other than U.S. Treasury securities, generally do not trade on a daily basis. The fair value estimates for the majority of these securities are estimated by management based on independent external valuation information, which utilizes available market data such as relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Option adjusted spread model is also used to develop prepayment and interest rate scenarios.
     Each asset class is evaluated based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. The Company may have to make assumptions for market based inputs that are unavailable due to market conditions.
     Because the fair value estimates of most fixed income investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed income investments, other than U.S. Treasury securities, are disclosed in Level 2 of the hierarchy. The estimated values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.
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
Equities
     The Company maintains one investment in “Equity securities” in which the Company uses a quoted market price based on observable market transactions. The Company includes the fair value estimate for this stock in Level 1 of the hierarchy. The remaining amount in “Equity securities” represents one security accounted for using the equity method of accounting and, therefore, does not require fair value disclosure under the provisions of FAS 157.
Derivatives
     The Company’s derivative instruments are valued using models that primarily use market observable inputs and, therefore, are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.
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
Assets at Fair Value as of June 30, 2008

In thousands	Level 1	Level 2	Level 3	Total
Government and agencies	$10,859	$30,285	$—	$41,144
Corporate debt and other	—	537,365	—	537,365
Mortgage and asset-backed	—	316,444	2,279	318,723
Municipals	—	198,797	21,682	220,479
Corporate equities	40	—	—	40
Short-term and other investments	288,299	—	2,015	290,314

	$299,198	$1,082,891	$25,976	$1,408,065
Liabilities at Fair Value as of June 30, 2008

In thousands	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$9,237	$—	$9,237
Agent and employee plans	—	—	20,246	20,246

	$—	$9,237	$20,246	$29,483
Changes in Level 3 Assets and Liabilities
     The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months and six months ended June 30, 2008. As of the quarter ended June 30, 2008, the Company determined that its municipal auction rate security investments previously presented in Level 2 of the hierarchy, should be classified as Level 3 due to no available observable markets inputs and, therefore, transferred them on the disclosure table.
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2008

			Purchases,
			Sales,
			Payments		Transfer in/
		Unrealized	and		(out) of
	Beginning	Gains or	Issuances,	Realized	Level 3,	Ending
	Balance	(losses)	Net	Losses(1)	Net	Balance
			(In Thousands)
Assets
Other invested assets	$2,464	$1,833	$(236)	$(2,046)	$—	$2,015
Mortgage and asset-backed	2,428	(50)	(99)	—	—	2,279
Municipals	—	(1,418)	—	—	23,100	21,682

Liabilities
Agent and Employee Stock Plans	$22,957	$(4,878)	$2,167	$—	$—	$20,246
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2008

			Purchases,
			Sales,
			Payments		Transfer in
		Unrealized	and		/(out) of
	Beginning	Gains or	Issuances,	Realized	Level 3,	Ending
	Balance	(losses)	Net	Losses(1)	Net	Balance
			(In Thousands)
Assets
Other invested assets	$3,380	$1,175	$(494)	$(2,046)	$—	$2,015
Mortgage and asset-backed	2,579	(118)	(182)	—	—	2,279
Municipals	—	(1,418)	—	—	23,100	21,682

Liabilities
Agent and Employee Stock Plans	$37,273	$(4,878)	$(12,149)	$—	$—	$20,246

(1)	Realized losses for the period are included in “Losses on sales of investments” on the Company’s consolidated condensed statement of income.

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
     Through our SEA Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans and preferred provider organization (“PPO”) plans, as well as other supplemental types of coverage. In addition, we offer on a selective state-by-state basis a suite of health insurance products to the self-employed and individual market, including a basic medical-surgical expense plan, catastrophic expense PPO plans and catastrophic expense consumer guided health plans.
     We market these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”), which are our “dedicated” agency sales forces that primarily sell the Company’s products. The Company has approximately 1,300 independent writing agents per week in the field selling health insurance to the self employed market in 44 states.
     Through our Life Insurance Division, we issue universal life, whole life and term life insurance products to individuals in four markets that we believe are underserved: the self-employed market, the middle income market, the Hispanic market and the senior market. We distribute these products directly to individual customers through our UGA and Cornerstone agents and other independent agents contracted through two key unaffiliated marketing companies. These two marketing companies, in turn, distribute our life products through managing general agent (MGA) networks. In June 2008, the Company entered into an agreement to sell substantially all of the business of the Life Insurance Division.
     In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans- called HealthMarkets Care Assured PlansSM (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined it would not elect to continue the Medicare business after the 2008 plan year.
     Our Other Insurance Division consists of ZON Re-USA, LLC (“ZON Re”) (an 82.5%-owned subsidiary) which underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators (“TPAs”).
Results of Operations
     The table below sets forth certain summary information about the Company’s operating results for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
REVENUE
Health premiums	$326,038	$334,504	(3)%	$643,303	$668,266	(4)%
Life premiums and other considerations	17,761	17,444	2%	36,516	33,825	8%

	343,799	351,948	(2)%	679,819	702,091	(3)%
Investment income	15,674	23,544	(33)%	35,231	47,122	(25)%
Other income	20,390	27,445	(26)%	42,318	52,889	(20)%
Loss on sale of investments	(4,616)	(3,155)	NM	(3,239)	(752)	NM

	375,247	399,782	(6)%	754,129	801,350	(6)%
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	226,038	196,513	15%	450,295	411,844	9%
Underwriting, policy acquisition costs, and insurance expenses	139,678	133,444	5%	267,984	253,891	6%
Other expenses	27,268	23,646	15%	50,233	44,755	12%
Interest expense	9,480	11,424	(17)%	19,471	22,880	(15)%

	402,464	365,027	10%	787,983	733,370	7%

Income (loss) from continuing operations before income taxes	(27,217)	34,755	NM	(33,854)	67,980	NM
Federal income taxes	(11,533)	12,061	NM	(13,554)	23,207	NM

Income (loss) from continuing operations	(15,684)	22,694	NM	(20,300)	44,773	NM
Income (loss) from discontinued operations, net	(3,545)	669	NM	(5,222)	1,281	NM

Net income (loss)	$(19,229)	$23,363	NM	$(25,522)	$46,054	NM

NM: not meaningful
     Revenue and income (loss) from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues from continuing operations:
Insurance:
Self-Employed Agency Division	$315,535	$362,380	$638,424	$722,620
Life Insurance Division	23,305	22,706	47,395	44,260
Medicare Division	29,916	—	46,018	—
Other Insurance	8,219	7,882	15,911	15,508

Total Insurance	376,975	392,968	747,748	782,388
Other Key Factors	(1,859)	7,263	6,300	19,931
Intersegment Eliminations	(44)	(490)	(91)	(978)

Total revenues excluding disposed operations	375,072	399,741	753,957	801,341
Disposed Operations	175	41	172	9

Total revenues from continuing operations	$375,247	$399,782	$754,129	$801,350

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$18,450	$49,500	$30,745	$84,930
Life Insurance Division	(17,860)	488	(19,980)	517
Medicare Division	(7,327)	(1,270)	(12,304)	(1,407)
Other Insurance Division	3,169	1	4,241	1,761

Total Insurance	(3,568)	48,719	2,702	85,801
Other Key Factors	(24,292)	(14,107)	(37,008)	(18,320)

Total operating income (loss) excluding disposed operations	(27,860)	34,612	(34,306)	67,481

Disposed Operations	643	143	452	499

Total income (loss) from continuing operations before federal income taxes	$(27,217)	$34,755	$(33,854)	$67,980

     HealthMarkets’ results of operations for the three and six months ended June 30, 2008 and 2007 were particularly impacted by the following factors:
Self- Employed Agency Division
     Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for the three and six months ended June 30, 2008 and 2007:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$288,860	$327,183	(12)%	$583,064	$653,840	(11)%
Investment income	7,107	7,681	(7)%	14,342	15,590	(8)%
Other income	19,568	27,516	(29)%	41,018	53,190	(23)%

Total revenue	315,535	362,380	(13)%	638,424	722,620	(12)%
Benefits and Expenses
Benefit expenses	183,370	177,885	3%	372,486	376,493	(1)%
Underwriting and policy acquisition expenses	102,887	119,740	(14)%	212,021	231,817	(9)%
Other expenses	10,828	15,255	(29)%	23,172	29,380	(21)%

Total expenses	297,085	312,880	(5)%	607,679	637,690	(5)%

Operating income	$18,450	$49,500	(63)%	$30,745	$84,930	(64)%

Other operating data:
Loss ratio	63.5%	54.4%		63.9%	57.6%
Expense ratio	35.6%	36.6%		36.4%	35.5%

Combined ratio	99.1%	91.0%		100.3%	93.1%
Average number of writing agents in period	1,318	1,911		1,363	2,070
Submitted annualized volume	$116,645	$185,286		$246,270	$385,826
  Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
  Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The SEA Division reported operating income in the three and six months period ended June 30, 2008 of $18.5 million and $30.7 million, respectively, compared to operating income of $49.5 million and $84.9 million in the corresponding 2007 period. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the six month period ended June 30, 2008 was 5.3% compared to operating margin of 13.0% in the corresponding 2007 period. The decrease in operating margin during the current year period compared to the corresponding prior year period is primarily attributable to an increase in the loss ratio reflecting an ongoing gradual shift in product mix. For the last two years the Company’s sales efforts have been focused on new PPO type products which by design have a higher loss ratio than the Company’s previous products that were largely per occurrence or scheduled benefit products. Operating margin was also adversely impacted during the current year period due to an 11% decrease in earned premium. Underwriting and policy acquisition expenses decreased by $16.9 million and $19.8 million, respectively, during the three and six months ended June 30, 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue. Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of memberships by our dedicated agency sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of memberships by our dedicated agency sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.
     In the six months ended June 30, 2008, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $246.3 million from $385.8 million in the corresponding 2007 period. The period over period decreases in submitted annualized premium volume was primarily attributable to a decrease in the number of writing agents and a focus, during the first quarter, on selling the Company’s new Medicare product.
Life Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and six months ended June 30, 2008 and 2007:

	Life Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$17,593	$17,259	2%	$36,177	$33,529	8%
Investment income	5,162	5,145	0%	10,310	10,234	1%
Other income	550	302	82%	908	497	83%

Total revenue	23,305	22,706	3%	47,395	44,260	7%
Benefits and Expenses
Benefit expenses	15,262	13,701	11%	32,282	27,580	17%
Underwriting and policy acquisition expenses	25,903	8,517	204%	35,093	16,163	117%

Total expenses	41,165	22,218	85%	67,375	43,743	54%

Operating income (loss)	$(17,860)	$488	NM	$(19,980)	$517	NM

NM: not meaningful
     The Company’s Life Insurance Division reported an operating loss in the three and six month period of June 30, 2008 of $17.9 million and $20.0 million, respectively compared to operating income of $488,000 and $517,000 in the corresponding 2007 period. The decrease in operating income for the three and six-month periods reflects a $13.0 million impairment charge to underwriting and policy acquisition expenses as a result of the decision to exit this business by reinsuring on a 100% coinsurance basis substantially all of the insurance polices associated with the Company’s Life Insurance Division. Based upon the consideration expected to be received in connection with the coinsurance arrangement, the Company recorded an impairment charge to deferred acquisition costs in the three months ended June 30, 2008. See Note 2 of Notes to consolidated condensed financial statements. Additionally, during the quarter ended June 30, 2008, the Life Insurance Division incurred employee termination costs of $3.2 million related to the pending coinsurance arrangement. Also, contributing to the decrease in operating income for the three and six-month periods was a strengthening of the future policy and contract benefit reserves of $1.8 million and $3.9 million, respectively, for certain interest sensitive whole life products.
     In the three and six months ended June 30, 2008, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the Company) in the amount of $5.5 million and $10.6 million, respectively, compared to $4.6 million and $8.9 million, respectively, in the corresponding 2007 period. The 2008 increase in annualized premium was primarily due to an increase in the sales of the Company’s whole life product to assist seniors in meeting their needs to cover final expenses.
Medicare Division
     In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans - called HealthMarkets Care Assured PlansSM (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”).
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
     Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three and six months ended June 30, 2008:

	Medicare Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$29,813	$—	NM	$45,859	$—	NM
Investment income and other income	103	—	NM	159	—	NM

Total revenue	29,916	—	NM	46,018	—	NM
Benefits and Expenses
Benefit expenses	26,039	—	NM	40,130	—	NM
Underwriting and policy acquisition expenses	11,204	1,270	NM	18,192	1,407	NM

Total expenses	37,243	1,270	NM	58,322	1,407	NM

Operating loss	$(7,327)	$(1,270)	NM	$(12,304)	$(1,407)	NM

Other operating data:
Loss ratio	87.3%	NM		87.5%	NM
Expense ratio	37.6%	NM		39.6%	NM

Combined ratio	124.9%	NM		127.1%	NM
     Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
     Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.
     The Medicare Division produced $29.8 million and $45.9 million in earned premium for the three and six months ended June 30, 2008 on 35,534 and 54,962 member months, respectively. The Company had approximately 12,000 enrolled members as of June 30, 2008. Benefit expenses for the six-month period ended June 30, 2008 of $40.1 million resulted in a loss ratio of 87.5% consistent with the Company’s expectations after adjusting for the actual member risk scores as provided by CMS. Underwriting and policy acquisition expenses of $18.2 million for the six months ended June 30, 2008 include commissions, marketing costs, and all administrative and operating costs. Additionally, the three and six-month underwriting and policy acquisition expenses include a minimum volume guarantee fee and contract termination cost of $4.9 million payable to the Company’s third-party administrator. This minimum volume guarantee fee was for a contractually required member month level of activity over the three year term of the contract covering years 2008 through 2010 that the Company does not expect to meet. To the extent the Company will now incur a contract termination fee instead, based on the decision to exit the Medicare Advantage PFFS market, the amount of the minimum volume guarantee fee was limited to the amount of the anticipated contract termination fee.
     In October 2007, Chesapeake voluntarily suspended its Medicare marketing and enrollment activities pending a review by CMS of Chesapeake’s compliance with regulatory requirements. In connection with this review, Chesapeake agreed with CMS to take certain actions to ensure that it met applicable Medicare program requirements and, in November 2007, Chesapeake resumed marketing and enrollment activities related to its HMCA plans. The Company believes that the suspension of Medicare marketing and enrollment activities in the fourth quarter of 2007 adversely affected enrollment of beneficiaries into Chesapeake’s HMCA Plans for the 2008 plan year. Chesapeake’s Medicare marketing and enrollment activities are subject to ongoing review by CMS and, in April 2008, CMS requested additional materials from Chesapeake as part of a follow-up review of Chesapeake’s Medicare marketing and enrollment activities during the first quarter of 2008. As a result of that review, on June 6, 2008, CMS requested that the Company submit a Corrective Action Plan (“CAP”). The Company submitted the CAP on June 20, 2008, and has provided routine updates on its progress to CMS every two weeks beginning on July 1, 2008. The CAP provides for the Company to: increase the number of providers willing to be deemed, implement a meaningful disciplinary process for agents, decrease the rate of complaints against the Company, and decrease the Company’s level of rapid disenrollment/cancellations.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (HR. 6331) was enacted, resulting in significant changes to the Medicare program, including the phased elimination of Medicare Advantage PFFS deeming arrangements beginning 2011. The Company believes that this new law will make it difficult for the Company to operate effectively in the Medicare Market. With this changing landscape of the Medicare regulations, in July 2008, the Company decided that it will not participate in the Medicare Advantage marketplace beyond the current year. The Company will continue to serve its current members through 2008 and fulfill its obligation under the current Medicare contract. In connection with its exit from the Medicare market, the Company will incur employee termination costs of $2.5 million and asset impairment charges of $1.2 million. The Company believes that its exit from the Medicare market will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, but may potentially have a material adverse effect on the results of operations or cash flows in any given accounting period.
Other Insurance Division
     Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three and six months ended June 30, 2008 and 2007:

	Other Insurance Division
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$7,533	$7,465	1%	$14,718	$14,713	0%
Investment income	448	387	16%	890	747	19%
Other income	238	30	NM	303	48	NM

Total revenue	8,219	7,882	4%	15,911	15,508	3%
Benefits and Expenses
Benefit expenses	1,816	5,074	(64)%	5,790	8,249	(30)%
Underwriting and policy acquisition expenses	3,234	2,807	15%	5,880	5,498	7%

Total expenses	5,050	7,881	(36)%	11,670	13,747	(15)%

Operating income	$3,169	$1	NM	$4,241	$1,761	141%

Other operating data:
Loss ratio	24.1%	68.0%		39.3%	56.1%
Expense ratio	42.9%	37.6%		40.0%	37.4%

Combined ratio	67.0%	105.6%		79.3%	93.5%

NM:	not meaningful
  Loss ratio. The loss ratio represents benefits expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premiums.
  Expense ratio. The expense ratio represents underwriting and policy acquisition expenses related to accident insurance and reinsurance contracts stated as a percentage of earned premium revenue.
     For the three and six months ended June 30, 2008, operating income was $3.2 million and $4.2 million, respectively, on revenue of $8.2 million and $15.9 million, respectively, compared to operating income of $100,000 and $1.8 million, respectively, on revenue of $7.9 million and $15.5 million, respectively, for the corresponding period in 2007. The results for the three months ended June 30, 2008 reflect positive claim experience while the results for the three months ended June 30, 2007 reflect adverse claim experience, in particular the impact of two large claims on the reinsured business. The increase in underwriting and policy acquisition expenses for the three and six months ended June 30, 2008 includes an increase in the incentive compensation plan tied to the current period profitability partially offset by a decrease in litigation expenses from the prior year periods.
Other Key Factors
     The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, and other unallocated items.

     Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three and six months ended June 30, 2008 and 2007:

	Other Key Factors
	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Investment income on equity	$2,931	$10,417	(72)%	$9,664	$20,682	(53)%
Realized loss on investments	(4,790)	(3,154)	NM	(3,364)	(751)	NM
Interest expense on non-student loan debt	(9,479)	(11,424)	(17)%	(19,471)	(22,879)	(15)%
Variable stock-based compensation (expense) benefit	3,508	(1,546)	NM	3,218	5	NM
General corporate expenses and other	(16,462)	(8,400)	96%	(27,055)	(15,377)	76%

Operating expense	$(24,292)	$(14,107)	72%	$(37,008)	$(18,320)	NM

NM:	not meaningful
     The Other Key Factors segment reported operating losses in the three and six month period ended June 30, 2008 of $24.3 million and $37.0 million, respectively, compared to operating losses of $14.1 million and $18.3 million, respectively in the corresponding 2007 periods.
     Operating results for the three and six months ended June 30, 2008 compared to the corresponding prior period reflects the following items. Investment income on equity decreased due to a decrease in the amount of assets available for investment in the 2008 period compared to the 2007 period, and a $3.4 million decrease in investment income during the current quarter on the Company’s equity method investments. Interest expense decreased due to a lower outstanding principal balance in the 2008 periods on corporate debt reflecting a $75.0 million principal payment in the second quarter of 2007. General corporate expenses increased due to $5.8 million and $9.2 million of employee termination costs during the current three and six-month periods, respectively, associated with the departure of several corporate executives and $1.3 million of professional fees incurred during the current quarter associated with the Life Insurance Division transaction. In addition, realized losses during the current periods were greater than the corresponding periods in the prior year primarily due to impairment charges recognized during the current quarter on certain investments primarily in collateralized debt obligations. These impairment charges resulted from other than temporary reductions in the fair value of the investments compared to the Company’s cost basis. The variable stock-based compensation results for the six-month period in 2008 reflect an additional 12% decrease in the value of the Company's share price from the comparable period in 2007. Additionally, the 2007 results reflect additional share credits granted to participants in the agent stock accumulation plans in 2007 in connection with the extraordinary cash dividend paid in the second quarter of 2007.
Liquidity and Capital Resources
     Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, fees and other income, and borrowings under a secured student loan credit facility. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations, operating expenses and the funding of student loans generated under the Company’s College First Alternative Loan program. In the six months ended June 30, 2008, net cash provided by operations totaled approximately $24.4 million, compared to $55.4 million in the corresponding period of 2007.
     HealthMarkets, Inc., is a holding company, the principal assets of which are its investment in its wholly-owned subsidiary, HealthMarkets, LLC, to which, in connection with the Merger, HealthMarkets, Inc. contributed substantially all of its assets and liabilities. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. At June 30, 2008 and December 31, 2007, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $84.7 million and $63.0 million, respectively.
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

     Our principal insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). Set forth below are the current financial strength ratings of the principal insurance subsidiaries.

	A.M. Best	Fitch	S&P
MEGA	“B++” (Good)	“BBB+”	“BBB” (Good)
Mid-West	“B++” (Good)	“BBB+”	“BBB” (Good)
Chesapeake	“B++” (Good)	“BBB”	“BBB-” (Good)
     In the table above, the A.M. Best ratings carry a “negative” outlook, the Fitch ratings carry a “negative” outlook and the S&P ratings carry a “stable” outlook.
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
     A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bbb-” (Good) with a “negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (Exceptional) to “d” (In Default).
     Fitch has assigned to HealthMarkets, Inc. a long term issuer default rating of “BBB-” (Good) with a “negative” outlook. Fitch’s long term issuer default rating is a current opinion of an obligor’s ability to meet all of its most senior financial obligations on a timely basis over the term of the obligation. Fitch’s long term issuer default ratings range from “AAA” (Exceptionally Strong) to “D” (Default).
     S&P’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB” (Less Vulnerable) with a “stable” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. S&P’s counterparty credit ratings range from “AAA” (Extremely Strong) to “D” (Default).
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
     Set forth below is a summary of the Company’s contractual obligations on a consolidated basis at June 30, 2008 and December 31, 2007 (dollars in thousands):

	At June 30, 2008	At December 31, 2007
Corporate indebtedness	$481,070	$481,070
Future policy benefits	473,780	463,277
Claim liabilities	431,227	435,099
Other policy liabilities	10,452	10,764
Capital lease obligations	267	364

Total	$1,396,796	$1,390,554

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
     At each of June 30, 2008 and December 31, 2007, the Company had $19.6 million and $14.3 million, respectively, of letters of credit outstanding relating to its insurance operations.
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
Fair Value Measurement
     Effective January 1, 2008, HealthMarkets adopted FAS No. 157, Fair Value Measurements, for financial assets and liabilities. FAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

•	Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, e.g., interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.
     For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, fair values are estimated by management based on independent external valuation information, which utilizes various models and valuation techniques based on a range of inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In general, the fair values based on these observable market inputs fall into the Level 2 of the hierarchy, but in certain cases where there is limited activity or less transparency around inputs to the valuation, the fair values are reflected within Level 3 of the valuation hierarchy. When relying on bid/ask spreads from dealers, the Company typically uses the mid-mark to determine fair value. In extreme cases, where the bid/ask spread is unusually wide, the Company may use a convention other than the mid-mark to determine fair value based on other observable inputs. See Note 10 of Notes to consolidated condensed financial statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has not experienced significant changes related to its market risk exposures during the quarter ended June 30, 2008. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is a party to various material legal proceedings, which are described in Note 6 of Notes to the Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 under the caption “Item 3 - Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters; based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 6 to Notes to the Company’s Consolidated Condensed Financial Statements included herein, during the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 1A. RISK FACTORS
     Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The Company has not experienced material changes with respect to its risk factors during the quarter ended June 30, 2008. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended June 30, 2008, the Company issued an aggregate of 57,472 unregistered shares of its Class A-1 common stock to a newly-appointed executive officer of the Company. In particular, on June 30, 2008, an executive officer of the Company purchased 57,472 shares of the Company’s Class A-1 common stock for aggregate consideration of $2 million (or $34.80 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three-month period ended June 30, 2008.

Total Number of Shares
		Average Price	Purchased as Part of	Maximum Number of Shares
	Total Number of	Paid per Share	Publicly Announced Plans	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	or Programs	Under The Plan or Program

4/1/08 to 4//30/08	—	—	—	—
5/1/08 to 5/31/08	—	—	—	—
6/1/08 to 6/30/08	91,577	34.80	—	—

Totals	91,577	34.80	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 91,577 shares purchased from former or current executives of the Company.
     The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended June 30, 2008.

			Total Number of Shares
		Average Price	Purchased as Part of	Maximum Number of Shares
	Total Number of	Paid per Share	Publicly Announced Plans	That May Yet Be Purchased
Period	Shares Purchased(1)	($)	or Programs	Under The Plan or Program

4/1/08 to 4//30/08	442,662	35.01	—	—
5/1/08 to 5/31/08	270,563	34.80	—	—
6/1/08 to 6/30/08	160,680	34.80	—	—

Totals	873,905	34.91	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 873,905 shares purchased from former or current participants of the stock accumulation plans established for the benefit of Company’s agents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on May 22, 2008. As of March 30, 2008, the record date for the meeting, 31,012,201 shares of common stock were issued and 30,920,137 shares were outstanding. The following individuals were elected to the Company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld/Against
Allen F. Wise	26,874,073	0
William J. Gedwed	26,874,073	0
Chinh E. Chu	26,874,073	0
Harvey C. DeMovick, Jr.	26,874,073	0
Adrian M. Jones	26,874,073	0
Mural R. Josephson	26,874,073	0
Matthew S. Kabaker	26,874,073	0
Andrew S. Kahr	26,874,073	0
Sumit Rajpal	26,874,073	0
Kamil M. Salame	26,874,073	0
Steven J. Shulman	26,874,073	0
Mr. Kahr resigned from the Board of Directors effective July 31, 2008.
     The results of the voting for the proposal to amend the Company’s Certificate of Incorporation to permit the Board of Directors to fill any vacancies among the Additional Directors resulting from an increase in the number of directors constituting the Board of Directors were as follows:

For	Against	Abstain
26,874,073	0	0
     The results of the voting for the proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the accounts of the Company for the fiscal year ending December 31, 2008 were as follows:

For	Against	Abstain
26,874,073	0	0
ITEM 5. OTHER INFORMATION
     Effective June 5, 2008, the Company amended its bylaws in connection with the appointment of David W. Fields as the Company’s President and Chief Operating Officer, and the appointment of Phillip J. Hildebrand as the Company’s Chief Executive Officer. Article IV, Section 1 of the bylaws, which previously provided for the election of a President and Chief Executive Officer, now separates those positions and provides for the election of a Chief Executive Officer and the election of a President. In addition, Article IV of the bylaws was amended to add a new Section 6, describing the duties and responsibilities of the Vice Chairman, a new Section 8, describing the duties and responsibilities of the President and a new Section 9, describing the duties and responsibilities of the Chief Operating Officer. Article IV, Section 7 of the bylaws was also amended to modify the description of the duties and responsibilities of the Chief Executive Officer. The description of the Company’s amended bylaws is qualified in its entirety by reference to the text of the amended bylaws, which are filed as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of HealthMarkets, Inc. as amended May 22, 2008.

3.2	Amended Bylaws of HealthMarkets, Inc.

10.1	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Mid-West National Life Insurance Company of Tennessee and the signatory regulators.

10.2	Employment Agreement, effective as of June 5, 2008, between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 99.2 to the Current Report on Form 8-K dated June 5, 2008, File No. 001-14953, and incorporated by reference herein.

10.3	Stock Option Agreement, effective as of June 5, 2008, between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 99.3 to the Current Report on Form 8-K dated June 5, 2008, File No. 001-14953, and incorporated by reference herein.

10.4	Amendment No. 2 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2008, File No. 001-14953, and incorporated by reference herein.

10.5	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.

10.6	Stock Purchase Agreement by and among Wilton Reassurance Company and HealthMarkets, LLC., filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 12, 2008, File No. 001-14953, and incorporated by reference herein.

10.7	Transition Services Agreement by and between HealthMarkets, Inc. and William J. Gedwed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 25, 2008, File No. 001-14953, and incorporated by reference herein.

10.8	Amendment No. 1 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and William J. Gedwed, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 25, 2008, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip Hildebrand, Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Philip Rydzewski, Chief Accounting Officer of HealthMarkets, Inc., acting principal financial officer.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip Hildebrand, Chief Executive Officer of HealthMarkets, Inc. and Philip Rydzewski, Chief Accounting Officer of HealthMarkets, Inc., acting principal financial officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: August 18, 2008	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand, Chief Executive
Officer and Director

Date: August 18, 2008	/s/ Philip Rydzewski
Philip Rydzewski, Senior Vice President
and Chief Accounting Officer, acting principal financial officer