Form 10-Q
period 2008-09-30
HealthMarkets, Inc.
filed 2008-11-14
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2008 the registrant had 26,896,325 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,767,251 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
Third Quarter 2008 Form 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2008—$1,009,227; 2007—$1,314,069)	$951,410	$1,304,424
Equity securities, at fair value (cost: 2008—$290; 2007—$300)	334	346
Policy loans	168	14,279
Short-term and other investments, at fair value (cost: 2008—$190,919; 2007—$163,727)	190,794	162,552

Total investments	1,142,706	1,481,601
Cash and cash equivalents	—	14,309
Investment income due and accrued	11,212	14,527
Due premiums	3,258	4,055
Reinsurance receivables	6,610	4,211
Reinsurance recoverable — ceded policy liabilities	397,614	68,821
Agent and other receivables	28,177	63,956
Deferred acquisition costs	76,004	197,979
Property and equipment, net	65,361	69,939
Goodwill and other intangible assets	87,968	89,194
Recoverable federal income taxes	—	4,962
Assets held for sale	93,434	110,355
Other assets	34,233	31,673

Total assets	$1,946,577	$2,155,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$478,442	$463,277
Claims	433,574	435,099
Unearned premiums	69,168	92,266
Other policy liabilities	12,720	10,764
Accounts payable and accrued expenses	54,089	69,510
Cash overdraft	2,931	—
Other liabilities	76,965	110,624
Federal income tax payable	6,571	—
Deferred federal income tax	30,505	84,968
Debt	481,070	481,070
Liabilities held for sale	89,200	99,109
Net liabilities of discontinued operations	2,434	2,635

Total liabilities	1,737,669	1,849,322

Stockholders’ Equity:
Preferred stock, par value $0.01 per share	—	—
Common stock, par value $0.01 per share	310	310
Additional paid-in capital	54,577	55,754
Accumulated other comprehensive loss	(42,939)	(13,132)
Retained earnings	236,905	281,141
Treasury stock, at cost	(39,945)	(17,813)

Total stockholders’ equity	208,908	306,260

Total liabilities and stockholders’ equity	$1,946,577	$2,155,582

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE
Health premiums	$315,765	$330,742	$959,068	$999,008
Life premiums and other considerations	673	18,165	37,189	51,990

	316,438	348,907	996,257	1,050,998
Investment income	14,539	22,565	49,770	69,687
Other income	19,597	25,402	61,915	78,291
Realized losses, net	(15,322)	(458)	(18,561)	(1,210)

	335,252	396,416	1,089,381	1,197,766
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	211,500	188,755	661,795	600,599
Underwriting, acquisition, and insurance expenses	113,862	126,791	381,846	380,682
Other expenses	25,379	19,904	75,612	64,659
Interest expense	12,607	10,361	32,078	33,241

	363,348	345,811	1,151,331	1,079,181

Income (loss) from continuing operations before income taxes	(28,096)	50,605	(61,950)	118,585
Federal income tax expense (benefit)	(9,312)	17,279	(22,866)	40,486

Income (loss) from continuing operations	(18,784)	33,326	(39,084)	78,099

Income (loss) from discontinued operations, net	70	155	(5,152)	1,436

Net income (loss)	$(18,714)	$33,481	$(44,236)	$79,535

Basic earnings per share:
Income (loss) from continuing operations	$(0.63)	$1.08	$(1.29)	$2.57
Income (loss) from discontinued operations	0.00	0.01	(0.17)	0.05

Net income (loss) per share, basic	$(0.63)	$1.09	$(1.46)	$2.62

Diluted earnings per share:
Income (loss) from continuing operations	$(0.63)	$1.06	$(1.29)	$2.49
Income (loss) from discontinued operations	0.00	0.00	(0.17)	0.05

Net income (loss) per share, diluted	$(0.63)	$1.06	$(1.46)	$2.54

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(18,714)	$33,481	$(44,236)	$79,535

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	(27,956)	13,523	(45,954)	(6,093)
Reclassification of investment (gains) losses included in net income	(756)	42	(1,170)	690

Effect on other comprehensive income (loss) from investment securities	(28,712)	13,565	(47,124)	(5,403)

Unrealized gains (losses) on derivatives used in cash flow hedging during the period	(901)	(4,788)	(2,881)	(2,050)
Reclassification adjustments included in net income	1,891	(30)	4,188	(303)

Effect on other comprehensive income (loss) from hedging activities	990	(4,818)	1,307	(2,353)

Other comprehensive income (loss) before tax	(27,722)	8,747	(45,817)	(7,756)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(9,691)	3,051	(16,010)	(2,727)

Other comprehensive income (loss) net of tax	(18,031)	5,696	(29,807)	(5,029)

Comprehensive income (loss)	$(36,745)	$39,177	$(74,043)	$74,506

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Operating Activities:
Net income (loss)	$(44,236)	$79,535
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	5,152	(1,436)
Realized losses on investments	14,043	1,210
Change in deferred income taxes	(38,220)	4,592
Depreciation and amortization	22,275	19,327
Amortization of prepaid monitoring fees	9,375	9,375
Equity based compensation expense	3,477	6,593
Provision for doubtful accounts	4,614	308
Other items, net	3,652	3,501
Changes in assets and liabilities:
Investment income due and accrued	3,272	2,146
Due premiums	797	(580)
Reinsurance receivables	(2,399)	(4,671)
Reinsurance recoverable — ceded policy liabilities	(328,793)	84,336
Other receivables	32,726	(15,847)
Deferred acquisition costs	121,975	(2,243)
Other assets	(3,072)	(2,823)
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	10,323	26,443
Policy liabilities	11,412	(104,840)
Other liabilities and accrued expenses	(30,948)	(2,615)

Cash (used in) provided by continuing operations	(217,075)	89,811
Cash (used in) provided by discontinued operations	2,503	(1,839)

Net cash (used in) provided by operating activities	(214,572)	87,972

Investing Activities:
Decrease in investment assets	247,395	285,204
Purchases of property and equipment	(13,698)	(22,584)
Net proceeds from sale of businesses and assets	4,665	—
Distributions from investment in Grapevine Finance LLC	175	581
(Increase) decrease in agent receivables	2,923	3,700

Cash provided by continuing operations	241,460	266,901
Cash provided by discontinued operations	8,557	16,689

Net cash provided by investing activities	250,017	283,590

Financing Activities:
Repayment of notes payable	—	(75,000)
Change in cash overdraft	2,931	2,132
Decrease in investment products	(1,322)	(5,387)
Proceeds from exercise of stock options	110	404
Excess tax benefits from equity based compensation	(320)	126
Proceeds from shares issued to agent plans and other	9,813	37,822
Purchases of treasury stock	(51,566)	(30,318)
Dividends paid	—	(316,996)
Other	—	49

Cash used in continuing operations	(40,354)	(387,168)
Cash used in discontinued operations	(9,400)	(17,150)

Net cash used in financing activities	(49,754)	(404,318)

Net change in cash and cash equivalents	(14,309)	(32,756)
Cash and cash equivalents at beginning of period	14,309	32,756

Cash and cash equivalents at end of period in continuing operations	$—	$—

Supplemental disclosures:
Income taxes paid	2,588	10,103
Interest paid	35,966	30,656
The “Reinsurance recoverable — ceded policy liabilities” and “Deferred acquisition costs” line items reflected in the “Operating activities” section of this statement were particularly impacted by the “Exit from Life Insurance Division Business” as discussed in Note 2.
See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
          The accompanying unaudited consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
          Certain amounts in the prior period financial statements have been reclassified to conform to the 2008 financial statement presentation.
Recent Accounting Pronouncements
          In October 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3 Determining the Fair Value of a Financial Asset When a Market for that Asset is Not Active (“FSP 157-3”) which clarifies the application of FAS No. 157, Fair Value Measurements (“FAS 157”), in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when a market for that financial asset is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. This FSP is not expected to have a significant impact on the Company’s results of operations, or financial positions.
          In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With GAAP, FAS 162 is directed to the entity rather than the auditor. The statement will be effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP, and is not expected to have any impact on the Company’s results of operations, and financial position.
          In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 141(R), Business Combinations (“FAS 141(R)”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, in an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R). The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, or financial positions.
          On March 19, 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in FAS No. 133. FAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.
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
2. EXIT FROM LIFE INSURANCE DIVISION BUSINESS
          On September 30, 2008 (the “Closing Date”), HealthMarkets LLC, a subsidiary of the Company, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”), previously reported in the Company’s Current Report on Form 8-K dated June 18, 2008. Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The Chesapeake Life Insurance Company (“Chesapeake”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The MEGA Life and Health Insurance Company (“MEGA”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).
          Under the terms of the Coinsurance Agreements, Wilton has assumed responsibility for all insurance liabilities associated with the Coinsured Policies. The Ceding Companies have transferred to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount was approximately $344.5 million. Wilton has agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. As a result, in accordance with guidance provided in Financial Accounting Standard No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, the Company reported and will continue to report the policy liabilities ceded to Wilton under “Policy liabilities” and record a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated condensed balance sheet. As of September 30, 2008, the Company had ceded policy liabilities in the amount of $365.2 million associated with the Coinsured Policies and a corresponding amount has been recorded in “Reinsurance recoverable — ceded policy liabilities” on the Company’s consolidated condensed balance sheet.
          The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $17.6 million of which $13.0 million was recorded in the second quarter as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $4.6 million recorded in the third quarter in “Realized losses, net” in the Company’s consolidated condensed statement of income (loss).
          In connection with these transactions the Company incurred $6.3 million in investment banker fees and legal fees recorded as “Other expense” on the Company’s consolidated condensed statement of income (loss), of which $5.0 million was incurred during the three months ended September 30, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expense,” of which $3.2 million was incurred during the three months ended September 30, 2008. See Note 10 — Transactions with Related Parties. In addition, the Company incurred interest expense of $3.0 million during the third quarter of 2008 associated with the use of the cash transferred to Wilton during the period from the Effective Date of the Life transaction to the Closing Date. Lastly, the Ceding Companies wrote-off deferred acquisition costs of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of deferred acquisition costs correspondingly reduced the related deferred tax assets by $36.7 million.
           As a consequence of the transactions and related financial implications as described above, the Consolidated Condensed Statement of Cash Flows reflects substantial changes in reinsurance recoverable, deferred acquisition costs and deferred income taxes for the nine months ended September 30, 2008.
          As previously disclosed, in connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles and related student association, CFLD-I, Inc., UICI Funding Corp. 2 and The National Student Association, LLC. The closing of the transactions contemplated by the Stock Purchase Agreement has not occurred due to certain closing conditions that have not yet been satisfied. The Company has presented the assets and liabilities of CFLD-I, Inc. and UICI Funding Corp. 2 as held for sale on the Company’s balance sheet for all periods presented. Additionally, the Company has included the results of operations of CFLD-I, Inc. and UICI Funding Corp. 2 in discontinued operations on the Company’s condensed consolidated statement of income for all periods presented.
          Nonetheless, in accordance with the terms of the Coinsured Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the coinsurance effective date, to exceed $10.0 million.
          The assets and liabilities of the business classified as held for sale on the consolidated condensed balance sheet consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Assets
Restricted cash	$7,729	$8,496
Student loans	92,051	99,179
Provision for loan losses	(11,554)	(2,925)
Investment income due and accrued	5,178	5,587
Other assets and receivables	30	18

Total assets held for sale	$93,434	$110,355

Liabilities
Accounts payable and accrued expenses	$328	$377
Student Loan Credit Facility	88,000	97,400
Other Liabilities	872	1,332

Total liabilities held for sale	$89,200	$99,109

          The results of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Revenue from discontinued operations
Student loan business	$1,818	$2,889	$6,514	$8,914
Other discontinued operations	128	267	234	437

	1,946	3,156	6,748	9,351

Expenses from discontinued operations
Student loan business	1,836	2,999	9,331	7,766
Other discontinued operations	2	(81)	5	(624)

	1,838	2,918	9,336	7,142
Increase in provision for loan allowance on student loans	—	—	(5,338)	—

Income (loss) from discontinued operations before income taxes	108	238	(7,926)	2,209
Income tax benefits (expenses)	(38)	(83)	2,774	(773)

Income (loss) from discontinued operations (net of income taxes)	$70	$155	$(5,152)	$1,436

3. INVESTMENTS
          A. Other Than Temporary Impairment
          Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. If investments are determined to be other than temporarily impaired, a realized loss is recognized at the date of determination.
          The Company recorded realized losses from other than temporary impairment of $16.8 million and $22.4 million for the three and nine months ended September 30, 2008, respectively. These impairments, which the Company deemed were other than temporary reductions, were due to a decline in the fair values of the investments below the Company’s cost basis resulting partially from liquidity issues experienced in the global credit and capital markets. The significant other than temporary impairment charges recognized during the three months ended September 30, 2008 resulted from certain corporate debt and collateralized debt obligation securities, all of which are classified as “corporate debt and other” in the fair value table below.
          B. Fair Value Measurement
          Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities. FAS 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, derivatives, and agent and employee stock plans. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset or a liability for each level:
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
          The Company evaluates the various types of securities in its investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. The Company’s procedures generally include, but are not limited to, initial and on-going evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.
Valuation of Investments
          Where possible, the Company utilizes quoted market prices to measure fair value. For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in the Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.
          If quoted market prices and independent third party valuation information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, the Company may rely on bid/ask spreads from dealers in determining fair value. When dealer quotations are used to assist in establishing the fair value, the Company generally obtains one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, the Company uses the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.
          Historically, the Company had not experienced a circumstance where it has determined that an adjustment to a quote or price received from an independent third party valuation source is required. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, or if the Company does not think the quote is reflective of the market value for the investment, the Company would internally develop a fair value using this observable market information and disclose the occurrence of this circumstance. During the quarter ended September 30, 2008, the Company determined that the non-binding quote received from an independent third party broker for a particular collateralized debt obligation investment did not reflect fair value. In accordance with guidance provided in FSP 157-3, the Company determined the fair value of this security based on other internally developed approaches, which are discussed below in the last two paragraphs under the “Fixed Income Investments” caption.
          In accordance with FAS 157, the Company has categorized its securities available for sale into a three level fair value hierarchy based on the priority of inputs to the valuation techniques. The fair values of investments disclosed in Level 1 of the fair value hierarchy include money market funds and certain U.S. government securities, while the investments disclosed in Level 2 include the majority of the Company’s fixed income investments. In cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies the fair value estimates within Level 3 of the fair value hierarchy.
          As of September 30, 2008, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $99.6 million of “corporate debt and other” classified as Level 2, $2.6 million of “corporate debt and other” classified as Level 3, $1.7 million of “mortgage and asset-backed” investments classified as Level 3 and $1.7 million included in “short-term and other investments” classified as Level 3. The $99.6 million of “corporate debt and other” investments classified as Level 2 noted above includes $84.3 million of an investment grade corporate bond issued by UnitedHealth Group that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006.
Fair Value Hierarchy on a Recurring Basis
          Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Assets at Fair Value as of September 30, 2008

In thousands	Level 1	Level 2	Level 3	Total
Government agencies	$12,410	$26,159	$—	$38,569
Corporate debt and other	—	439,380	3,950	443,330
Mortgage and asset-backed	—	265,674	2,077	267,751
Municipals	—	180,433	21,327	201,760
Corporate equities	44	—	—	44
Short-term and other investments (1)	168,406	—	1,748	170,154

	$180,860	$911,646	$29,102	$1,121,608

(1)	Amount excludes $20.6 million of short term other investments which are not subject to fair value measurement.
Liabilities at Fair Value as of September 30, 2008

In thousands	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$8,404	$—	$8,404
Agent and employee plans	—	—	21,287	21,287

	$—	$8,404	$21,287	$29,691

          The following is a description of the valuation methodologies used for certain assets and liabilities of the Company measured at fair value on a recurring basis, including the general classification of such assets pursuant to the valuation hierarchy.
Short-term and other investments
          The Company’s “short-term and other investments” primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy. Additionally, the fair value of one of the Company’s investment assets included in “short-term and other investments” is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.
Fixed Income Investments
          The Company’s fixed income investments include investments in U.S. treasury securities, U.S. government agencies bonds, corporate bonds, mortgage and asset backed securities, and municipal auction rate securities and bonds.
          The Company estimates the fair value of its U.S. treasury securities using unadjusted quoted market prices, and accordingly, discloses these investments in Level 1 of the fair value hierarchy.
          In general, the fair values of the majority of the fixed income investments held by the Company are determined based on observable market inputs provided by independent third party valuation information. The market inputs utilized in the pricing evaluation include but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The Company classifies the fair value estimates based on these observable market inputs within Level 2 of the fair value hierarchy. Investments classified within Level 2 consist of U.S. government agencies bonds, corporate bonds, mortgage and asset backed securities, and municipal bonds.
          The Company also holds a small number of fixed income investments, including certain mortgage and asset backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. Additionally, during the quarter ended June 30, 2008, the Company began estimating the fair value of its entire municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities as a result of liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of September 30, 2008, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage and asset-backed securities which represent approximately 3% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.
          During the quarter ended September 30, 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a 15% discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for the investment.
          The Company established a fair value for the investment based on information about the underlying pool of assets supplied by the investment’s asset manager. The Company developed a discounted cash flow valuation for the investment by applying assumptions for a variety of factors including among other things, default rates, recovery rates and a discount rate. The Company believes the assumptions for these factors were developed in a manner consistent with those that a market participant would use in valuation and were based on the information provided regarding the underlying pool of assets, various current market benchmarks, industry data for similar assets types, and particular market observations about similar assets.
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

Derivatives
          The Company’s derivative instruments are valued utilizing valuation models that primarily use market observable inputs and are traded in the markets where quoted market prices are not readily available, and accordingly, these instruments are reflected within the Level 2 of the fair value hierarchy.
Agent and Employee Stock Plans
          The Company accounts for its agent and employee stock plan liabilities based on the Company’s share price at the end of each reporting period. The Company’s share price at the end of each reporting period is based on the prevailing fair value as determined by the Company’s Board of Directors. The Company largely uses unobservable inputs in deriving the fair value of its share price and the value is, therefore, reflected in Level 3 of the hierarchy.
Changes in Level 3 Assets and Liabilities
          The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months and nine months ended September 30, 2008. During the quarter ended September 30, 2008, the Company determined that certain collateralized debt obligation investments previously presented in Level 2 of the hierarchy should be classified as Level 3 due to a significant level of unobservable inputs used to determine its fair value at September 30, 2008. The Company transferred the fair value of these collateralized debt obligations to Level 3 of the fair value hierarchy during the quarter ended September 30, 2008.
          During the quarter ended June 30, 2008, the Company began estimating the fair values of its municipal auction rate securities based on non-binding quotes received from independent third party sources due to unavailability of observable inputs in the market place as a result of liquidity issues in the global credit and capital markets. These quotes from independent third parties are derived from their internally developed pricing models, which utilize various unobservable inputs. As a result, the Company’s municipal auction rate securities were transferred to Level 3.
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2008

			Purchases,
		Unrealized	Sales,		Transfer in/
	Beginning	Gains or	Payments and	Realized	(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Corporate debt and other	$—	$5,326	$—	$(7,956)	$6,580	$3,950
Mortgage and asset-backed	2,279	(102)	(100)	—	—	2,077
Municipals	21,682	(355)	—	—	—	21,327
Other invested assets	2,015	(125)	(142)	—	—	1,748

Liabilities
Agent and Employee Stock Plans	$20,246	$(49)	$1,090	$—	$—	$21,287
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2008

			Purchases,
		Unrealized	Sales,		Transfer in/
	Beginning	Gains or	Payments and	Realized	(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Corporate debt and other	$—	$5,326	$—	$(7,956)	$6,580	$3,950
Mortgage and asset-backed	2,579	(220)	(282)	—	—	2,077
Municipals	—	(1,773)	—	—	23,100	21,327
Other invested assets	3,380	1,050	(636)	(2,046)	—	1,748

Liabilities
Agent and Employee Stock Plans	$37,273	$(4,927)	$(11,059)	$—	$—	$21,287

(1)	Realized losses for the period are included in “Realized losses, net” on the Company’s consolidated condensed statement of income (loss).

4. MEDICARE DIVISION
Exit from the Medicare Market
          In late 2007, the Company expanded into the Medicare market by offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) — called HealthMarkets Care Assured Planssm (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by Chesapeake, one of the Company’s subsidiaries, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). The HMCA Plans are offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provide enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits, and vision, dental and hearing services.
          On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (HR. 6331) was enacted, resulting in significant changes to the Medicare program. These changes include, among other things, the phased elimination of Medicare Advantage PFFS “deeming” arrangements with providers beginning in 2011. The Company believes that this new law will make it difficult for the Company to operate effectively in the Medicare market. As a result, in July 2008, the Company decided that it will not participate in the Medicare Advantage marketplace beyond the current year. The Company will continue to serve its current members through 2008 and fulfill its obligations under the current Medicare contract with CMS.
          In connection with its exit from the Medicare market, the Company expects to incur employee termination costs of $2.4 million, of which $371,000 was paid in the third quarter. In addition, the Company incurred asset impairment charges of $1.1 million in the third quarter associated with technology assets unique to its Medicare business. The Company believes that its exit from the Medicare market will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, but may potentially have a material adverse effect on the results of operations or cash flows in any given accounting period.
          Included in the nine months ended September 30, 2008, the Company recognized a $4.9 million expense, recorded in “underwriting, acquisition and insurance expenses,” associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator, of which $3.7 million was paid in the three months ended September 30, 2008. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010. To the extent the Company incurred a contract termination fee instead, based on the decision to exit the Medicare market, the amount of the minimum volume guarantee fee was limited to the amount of the anticipated contract termination fee.
5. DEBT
          On April 5, 2006, the HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At September 30, 2008, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
          In addition, on April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts, collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367%.
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
          The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

		Interest Expense
	Principal Amount	Three Months	Nine Months
	at	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2008

2006 credit agreement:
Term loan	$362,500	$5,203	$15,796
$75 Million revolver (non-use fee)	—	33	105
Trust preferred securities:
UICI Capital Trust I	15,470	247	788
HealthMarkets Capital Trust I	51,550	768	2,534
HealthMarkets Capital Trust II	51,550	1,102	3,283
Other:
Interest on Deferred Tax Gain	—	1,085	3,181
Interest on Coinsurance	—	3,030	3,030
Amortization of financing fees	—	1,139	3,361

Total	$481,070	$12,607	$32,078

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
          The Company owns three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The Company presents the fair value of the interest rate swap agreements at the end of the period in either “Other assets” or “Other liabilities,” as applicable, on its consolidated condensed balance sheet. At September 30, 2008, the interest rate swaps had an aggregate fair value of approximately $8.4 million, which is reflected under the caption “Other Liabilities.” During the three and nine months ended September 30, 2008, the Company incurred a loss of $19,000 and $54,000, respectively, related to the ineffectiveness of the interest rate swap. The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
          During the quarter ended September 30, 2008, pretax expense of $1.7 million ($1.1 million net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate term loan. In addition, expense of $173,000 ($113,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
          During the nine months ended September 30, 2008, pretax expense of $3.6 million ($2.4 million net of tax) was reclassified into interest expense from accumulated other comprehensive income as adjustments to interest payments on variable rate term loan. In addition, expense of $514,000 ($334,000 net of tax) was reclassified into earnings associated with the previous termination of the hedging relationship in the fourth quarter of 2006.
          At September 30, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $5.3 million related to the interest rate swaps of which $1.3 million ($849,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.
          The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings.

6. NET INCOME (LOSS) PER SHARE
          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$(18,784)	$33,326	$(39,084)	$78,099
Income (loss) from discontinued operations	70	155	(5,152)	1,436

Net income (loss) available to common shareholders	$(18,714)	$33,481	$(44,236)	$79,535

Weighted average shares outstanding, basic	29,913	30,675	30,363	30,398
Dilutive effect of stock options and other shares	—	951	—	858

Weighted average shares outstanding, dilutive	29,913	31,626	30,363	31,256

Basic earnings (losses) per share:
From continuing operations	$(0.63)	$1.08	$(1.29)	$2.57
From discontinued operations	—	0.01	(0.17)	0.05

Net income (loss) per share, basic	$(0.63)	$1.09	$(1.46)	$2.62

Diluted earnings (losses) per share:
From continuing operations	$(0.63)	$1.06	$(1.29)	$2.49
From discontinued operations	—	—	(0.17)	0.05

Net income (loss) per share, basic	$(0.63)	$1.06	$(1.46)	$2.54

          The common stock equivalents for the three and nine months ended September 30, 2008 are excluded from the weighted average shares used to compute diluted net loss per share as they would be anti-dilutive to the per share calculation. The Company’s diluted weighted average shares outstanding for the three and nine months ended September 30, 2008 were 887,856 and 751,147, respectively.
          As of September 30, 2008, 27,000,062 shares of Class A-1 common stock were issued, of which 26,896,325 were outstanding and 103,737 shares were held in treasury and 4,026,104 shares of Class A-2 common stock were issued, of which 2,883,030 shares were outstanding and 1,143,074 shares were held in treasury. As of December 31, 2007, 27,000,062 shares of Class A-1 common stock were issued, of which 26,899,056 were outstanding and 101,006 shares were held in treasury and 3,952,204 shares of Class A-2 common stock were issued, of which 3,623,266 shares were outstanding and 328,938 shares were held in treasury.
7. COMMITMENTS AND CONTINGENCIES
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
          HealthMarkets, HealthMarkets Lead Marketing Group, Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and Mid-West agent Stephen Casey were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On October 15, 2008, the Court granted judgment in favor of defendant Casey.

          The resolution of the above proceedings did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Fair Labor Standards Act Agent Litigation
          HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006, and, on March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion.
          On August 2, 2007, the District Court granted HealthMarkets and Mid-West’s motion for interlocutory appeal but denied requests to stay the litigation. On September 14, 2007, the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”) granted HealthMarkets and Mid-West’s petition to hear the interlocutory appeal.
          In April 2008, a court-approved notice to prospective participants in the collective action was mailed, providing prospective participants with the ability to file “opt-in” elections. At the present time, there are 64 participants in this action.
          In September 2008, oral arguments were heard before a three-judge panel of the Fifth Circuit. In October 2008, the Fifth Circuit affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. HealthMarkets and Mid-West filed their petition for rehearing before the Fifth Circuit panel in late October 2008, which was denied on November 10, 2008.
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
Credit Insurance Litigation
          Mid-West has been named as a defendant in a putative class action filed on November 7, 2008 (Cynthia Hrnyak, on behalf of herself and all others similarly situated v. Mid-West National Life Insurance Company of Tennessee) pending in the United States District Court for the Northern District of Ohio, Case No. 1:08CV2642. Plaintiff has alleged several causes of action, including breach of contract, unjust enrichment and violation of the Ohio Revised Code Annotated Section 3918.08, arising from the alleged failure to refund unearned premium on credit insurance policies issued by Mid-West in connection with automobile loans when such loans terminated early. Plaintiff seeks an order certifying the suit as a nationwide class action, compensatory and punitive damages and injunctive relief. Mid-West has not yet been served with the complaint. The Company is unable to determine what, if any, impact this matter may have on the Company’s consolidated financial condition or results of operations.
Other Litigation Matters
          MEGA was named as a defendant in an action filed on April 8, 2003 (Lucinda Myers v. MEGA et al.) pending in the District Court of Potter County, Texas, Case No. 90826-E. Plaintiff has alleged several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, negligence, unfair claims settlement practices, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, mental anguish, and felony destruction of records and securing execution by deception. Plaintiff seeks monetary damages in an unspecified amount, and declaratory relief. MEGA asserted a counterclaim alleging, among other things, a cause of action against the plaintiff for rescission of the health insurance contract due to material misrepresentations in the application for insurance. Following a trial held in February 2006, a jury rendered a verdict in favor of MEGA with respect to MEGA’s claim for rescission of the policy, effectively disposing of all causes of action against the defendants and the Court rendered final judgment for defendants on March 9, 2006. Plaintiff filed a notice of appeal and, on April 17, 2008, the appellate court reversed the lower court’s judgment and remanded the case for further proceedings. On October 16, 2008, the appellate court denied MEGA’s motion for rehearing.
          Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff has filed a motion to stay the Court’s judgment which is pending before the Court. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets, Cornerstone America and Cornerstone agent Steve Kirsch (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236. Plaintiffs have alleged several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. HealthMarkets removed the case to the United States District Court for the District of Colorado on July 22, 2008 and the matter is pending before the Court.
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
          On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the Director of the Alaska Division of Insurance and the Insurance Commissioner of Washington State (the “Lead Regulators”) that provides for the settlement of the examination on the following terms:
(1)	A monetary penalty in the amount of $20 million, payable within ten business days of the effective date of the RSA. This amount was recognized in the Company’s results of operations for the year ending December 31, 2007;

(2)	A monetary penalty of up to an additional $10 million if the Insurance Subsidiaries are found not to comply with the requirements of the RSA when re-examined. Compliance will be monitored by the Lead Regulators, the Insurance Subsidiaries’ domestic regulators (The Insurance Commissioner of the State of Oklahoma and the Commissioner of Insurance of the State of Texas) and the California Department of Insurance (collectively, the “Monitoring Regulators”). The Monitoring Regulators will determine the amount, if any, of the penalty for failure to comply with the requirements of the RSA through a follow-up examination scheduled to occur during 2010. The Company has not recognized any expense associated with this contingent penalty as it is not deemed probable;

(3)	An “Outreach Program” to be administered by the Insurance Subsidiaries with certain existing insureds, which will be implemented within six months of the effective date of the RSA. The Insurance Subsidiaries will send a notice to all existing insureds whose medical coverage was issued by the Insurance Subsidiaries prior to August 1, 2005, which will include contact information for insureds to obtain information about their coverage and the address of a website responsive to coverage questions; and

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
          According to its terms, the RSA became effective on August 15, 2008, which is thirty days after it was executed by twenty-seven states. Forty-eight states, the District of Columbia, Puerto Rico and Guam have signed the RSA. The payment of the $20.0 million monetary penalty was made in August 2008. The Outreach Program is underway and the Company’s insurance subsidiaries are preparing to file the first of the semi-annual status reports showing status of compliance with the required standards referenced in No. 4 above.
Regulatory Matters — General
          In addition to the regulatory matters discussed above, the Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
8. SEGMENT INFORMATION
          The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Medicare Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Company’s Life Insurance Division, former Star HRG Division and former Student Insurance Division.
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
          Revenue from continuing operations, income (loss) from continuing operations before income taxes, and assets by operating segment are set forth in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$310,944	$355,497	$949,368	$1,078,117
Medicare Division	26,519	—	72,537	—
Other Insurance Division	6,576	8,145	22,487	23,653

Total Insurance	344,039	363,642	1,044,392	1,101,770
Other Key Factors	(8,803)	9,354	(2,503)	29,285
Intersegment Eliminations	(39)	178	(130)	(800)

Total revenue excluding disposed operations	335,197	373,174	1,041,759	1,130,255
Disposed Operations	55	23,242	47,622	67,511

Total revenue from continuing operations	$335,252	$396,416	$1,089,381	$1,197,766

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$16,374	$63,072	$47,119	$148,002
Medicare Division	(3,077)	(2,592)	(15,381)	(3,999)
Other Insurance Division	(1,348)	1,807	2,893	3,568

Total Insurance	11,949	62,287	34,631	147,571
Other Key Factors	(36,537)	(11,861)	(73,545)	(30,181)

Total operating income (loss) excluding disposed operations	(24,588)	50,426	(38,914)	117,390

Disposed Operations	(3,508)	179	(23,036)	1,195

Total income (loss) from continuing operations before taxes	$(28,096)	$50,605	$(61,950)	$118,585

	September 30,	December 31,
	2008	2007
	(In thousands)
Assets
Insurance:
Self-Employed Agency Division	$843,017	$878,911
Medicare Division	24,340	—
Other Insurance Division	18,358	21,034

Total Insurance	885,715	899,945
Other Key Factors	561,871	553,855

Total Assets excluding disposed operations and held for sale	1,477,586	1,453,800

Assets held for sale	93,434	110,355
Disposed Operations	405,557	591,427

	$1,946,577	$2,155,582

          The Life Insurance Division (included in Disposed Operations) assets of $377.1 million and $540.5 million at September 30, 2008 and December 31, 2007, respectively, primarily represent a reinsurance recoverable associated with coinsurance agreements entered into with an insurance affiliate of Wilton Reassurance Company.
          The Student Insurance Division (included in Disposed Operations) assets of $28.5 million and $50.9 million at September 30, 2008 and December 31, 2007, respectively, primarily represent a reinsurance recoverable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group.
2006 Sale of Student Insurance Division
          On December 1, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Student Insurance Division. The purchase price is subject to downward or upward adjustment based on the amount of premium for the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company recognized $5.0 million of contingent consideration in the quarter ended September 30, 2008 for this premium based purchase price adjustment, which was recorded as a realized gain.
          The Company has recognized $518,000, $1.2 million and $6.5 million of realized gains as an adjustment to the purchase price in 2008, 2007 and 2006, respectively, related to positive claim experience with respect to the in-force block of student insurance business at the time of the sale. In May 2008, the Company received $8.2 million associated with the final upward adjustment related to the actual claim experience. The Company does not expect to incur any additional compensation related to the premium provision or claim experience in the future.
9. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
          The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent insurance agents and independent sales representatives associated with the Company.
          The following table sets forth the total compensation expense, recorded in “underwriting, acquisition and insurance expenses,” and tax benefit associated with the Company’s Agent Plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
SEA and Medicare Division stock-based compensation expense	$1,230	$1,682	$3,833	$7,779
Other Key Factors variable non-cash stock-based compensation (benefit) expense	(607)	2,552	(3,825)	2,547

Total Agent Plan compensation (benefit) expense	623	4,234	8	10,326
Related Tax Benefit	218	1,482	3	3,614

Net (benefit) expense included in financial results	$405	$2,752	$5	$6,712

          At December 31, 2007, the Company had recorded 1,446,624 unvested matching credits associated with the Agent Plans, of which 430,455 vested in January 2008. Upon vesting, the Company decreased additional paid-in capital by $359,000, decreased treasury shares by $15.4 million and decreased other liabilities by $15.1 million. At September 30, 2008, the Company had recorded 1,165,239 unvested matching credits. Agent Plan transactions are not reflected in the Consolidated Condensed Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

Employee Stock Option Plans
          During the quarter ended September 30, 2008, options to purchase a total of 246,666 shares of Class A-1 common stock were granted under the 2006 Management Option Plan at an exercise price of $24.00, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
10. TRANSACTIONS WITH RELATED PARTIES
          As of September 30, 2008, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 55.4%, 22.7%, and 11.3%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
          Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. Aggregate annual monitoring fees in the amount of $12.5 million for 2008 were paid in full to the Private Equity Investors on January 8, 2008. The Company has expensed $9.4 million through September 30, 2008.
          In connection with the completion of the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 pursuant to which Wilton Reassurance Company or its affiliates acquired substantially all of the business of the Company’s Life Insurance Division, the Company recognized transaction fees payable to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners of $1.2 million, $479,000 and $240,000, respectively, which fees were paid in full on October 27, 2008.
          On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the quarter ended September 30, 2008, the Company did not receive a capital distribution (return of capital) from Goldman Sachs Real Estate Partners, L.P. During the nine months ended September 30, 2008, the Company received $431,000 ($403,000 return of capital and $28,000 income) in capital distributions from Goldman Sachs Real Estate Partners, L.P. The Company funded $3.3 million in capital calls through December 31, 2007. The Company did not fund any additional capital calls in 2008.
          On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the quarter ended September 30, 2008, the Company did not fund any capital calls. During the nine months ended September 30, 2008, the Company funded $1.5 million in capital calls. The Company previously funded $1.6 million in capital calls through December 31, 2007.

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
Introduction
          The Company operates three business segments, the Insurance segment, Other Key Factors and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Medicare Division and Other Insurance Division. Other Key Factors includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the Life Insurance Division, former Star HRG Division and former Student Insurance Division.
          Through our SEA Division, we offer a broad range of health insurance products for self-employed individuals and individuals who work for small businesses. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity plans, preferred provider organization (“PPO”) plans, basic medical-surgical expense plans, catastrophic expense PPO plans, as well as other supplemental types of coverage.
          We market these products to the self-employed and individual markets through independent contractor agents associated with UGA-Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”), which are our “dedicated” agency sales forces that primarily sell the Company’s products. The Company has approximately 1,300 independent writing agents per week in the field selling health insurance to the self-employed market in 44 states.
          In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans— called HealthMarkets Care Assured PlansSM (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.
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
Exit from Life Insurance Division Business
          On September 30, 2008 (the “Closing Date”), HealthMarkets LLC, a subsidiary of the Company, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”), previously reported in the Company’s Current Report on Form 8-K dated June 18, 2008. Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The Chesapeake Life Insurance Company

(“Chesapeake”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The MEGA Life and Health Insurance Company (“MEGA”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).
          Under the terms of the Coinsurance Agreements, Wilton has assumed responsibility for all insurance liabilities associated with the Coinsured Policies. The Ceding Companies have transferred to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount was approximately $344.5 million. Wilton has agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. As a result, in accordance with guidance provided in Financial Accounting Standard No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, the Company reported and will continue to report the policy liabilities ceded to Wilton under “Policy liabilities” and record a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated condensed balance sheet. As of September 30, 2008, the Company had ceded policy liabilities in the amount of $365.2 million associated with the Coinsured Policies and a corresponding amount has been recorded in “Reinsurance recoverable — ceded policy liabilities” on the Company’s consolidated condensed balance sheet.
          The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $17.6 million of which $13.0 million was recorded in the second quarter as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $4.6 million recorded in the third quarter in “Realized losses, net” in the Company’s consolidated condensed statement of income (loss).
          In connection with these transactions the Company incurred $6.3 million in investment banker fees and legal fees recorded as “Other expense” on the Company’s consolidated condensed statement of income (loss), of which $5.0 million was incurred during the three months ended September 30, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expense,” of which $3.2 million was incurred during the three months ended September 30, 2008. In addition, the Company incurred interest expense of $3.0 million during the third quarter of 2008 associated with the use of the cash transferred to Wilton during the period from the Effective Date of the Life transaction to the Closing Date. Lastly, the Ceding Companies wrote-off deferred acquisition costs of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of deferred acquisition costs correspondingly reduced the related deferred tax assets by $36.7 million.

Results of Operations
          The table below sets forth certain summary information about the Company’s operating results for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
REVENUE
Health premiums	$315,765	$330,742	(5)%	$959,068	$999,008	(4)%
Life premiums and other considerations	673	18,165	(96)%	37,189	51,990	(28)%

	316,438	348,907	(9)%	996,257	1,050,998	(5)%
Investment income	14,539	22,565	(36)%	49,770	69,687	(29)%
Other income	19,597	25,402	(23)%	61,915	78,291	(21)%
Loss on sale of investments	(15,322)	(458)	NM	(18,561)	(1,210)	NM

	335,252	396,416	(15)%	1,089,381	1,197,766	(9)%

BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	211,500	188,755	12%	661,795	600,599	10%
Underwriting, policy acquisition costs, and insurance expenses	113,862	126,791	(10)%	381,846	380,682	0%
Other expenses	25,379	19,904	28%	75,612	64,659	17%
Interest expense	12,607	10,361	22%	32,078	33,241	(3)%

	363,348	345,811	5%	1,151,331	1,079,181	7%

Income (loss) from continuing operations before income taxes	(28,096)	50,605	NM	(61,950)	118,585	NM
Federal income taxes expense (loss)	(9,312)	17,279	NM	(22,866)	40,486	NM

Income (loss) from continuing operations	(18,784)	33,326	NM	(39,084)	78,099	NM
Income (loss) from discontinued operations, net	70	155	NM	(5,152)	1,436	NM

Net income (loss)	$(18,714)	$33,481	NM	$(44,236)	$79,535	NM

NM:	not meaningful
          Revenue and income (loss) from continuing operations before federal income taxes (“operating income”) by business segment are summarized in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$310,944	$355,497	$949,368	$1,078,117
Medicare Division	26,519	—	72,537	—
Other Insurance Division	6,576	8,145	22,487	23,653

Total Insurance	344,039	363,642	1,044,392	1,101,770
Other Key Factors	(8,803)	9,354	(2,503)	29,285
Intersegment Eliminations	(39)	178	(130)	(800)

Total revenue excluding disposed operations	335,197	373,174	1,041,759	1,130,255
Disposed Operations	55	23,242	47,622	67,511

Total revenue from continuing operations	$335,252	$396,416	$1,089,381	$1,197,766

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$16,374	$63,072	$47,119	$148,002
Medicare Division	(3,077)	(2,592)	(15,381)	(3,999)
Other Insurance Division	(1,348)	1,807	2,893	3,568

Total Insurance	11,949	62,287	34,631	147,571
Other Key Factors	(36,537)	(11,861)	(73,545)	(30,181)

Total operating income (loss) excluding disposed operations	(24,588)	50,426	(38,914)	117,390

Disposed Operations	(3,508)	179	(23,036)	1,195

Total income (loss) from continuing operations before federal income taxes	$(28,096)	$50,605	$(61,950)	$118,585

          A discussion of HealthMarkets’ results of operations by segment for the three and nine months ended September 30, 2008 and 2007 is as follows:
Self- Employed Agency Division
          Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for the three and nine months ended September 30, 2008 and 2007:

	Self-Employed Agency Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$283,746	$322,682	(12)%	$866,810	$976,522	(11)%
Investment income	7,485	7,800	(4)%	21,827	23,390	(7)%
Other income	19,713	25,015	(21)%	60,731	78,205	(22)%

Total revenue	310,944	355,497	(13)%	949,368	1,078,117	(12)%
Benefits and Expenses
Benefit expenses	182,890	171,017	7%	555,376	547,510	1%
Underwriting and policy acquisition expenses	102,125	109,746	(7)%	314,146	341,563	(8)%
Other expenses	9,555	11,662	(18)%	32,727	41,042	(20)%

Total expenses	294,570	292,425	1%	902,249	930,115	(3)%

Operating income	$16,374	$63,072	(74)%	$47,119	$148,002	(68)%

Other operating data:
Loss ratio	64.5%	53.0%		64.1%	56.1%
Expense ratio	36.0%	34.0%		36.2%	35.0%

Combined ratio	100.5%	87.0%		100.3%	91.1%
Average number of writing agents in period	1,232	1,699		1,319	1,876
Submitted annualized volume	$111,999	$157,030		$358,271	$545,162
     Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
     Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.
          The SEA Division reported operating income for the three and nine month periods ended September 30, 2008 of $16.4 million and $47.1 million, respectively, compared to operating income of $63.1 million and $148.0 million in the corresponding 2007 periods. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the nine month period ended September 30, 2008 was 5.4% compared to an operating margin of 15.2% in the corresponding 2007 period. The decrease in operating margin during the current year periods compared to the corresponding prior year periods is primarily attributable to a decrease in earned premium, an increase in the loss ratio, and a decrease in net other income and expense, all as explained below.
          The decrease in earned premium for the 2008 periods compared to the same periods in 2007 is primarily related to decreased sales. In the nine months ended September 30, 2008, total SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with individual and small group health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $358.3 million from $545.2 million in the corresponding 2007 period. Part of the decrease in 2008 is attributable to the Company’s focus on selling its new Medicare products, particularly during the first quarter of 2008. Also driving the decrease in premium for the 2008 periods was the decrease in submitted annualized premium volume in 2007 from $791.2 million in 2006 to $680.1 million in 2007. The decrease in earned premium reflects an attrition rate that exceeds the pace of new sales. With respect to new sales, the Company is experiencing increased competition in the marketplace in addition to a decrease in the average number of writing agents in our dedicated agency sales force.
          The increase in loss ratio for both the current quarter and year to date is primarily due to an ongoing gradual shift in product mix. For the last two years the Company’s sales efforts have been focused on new PPO type products, which, by design, have a higher loss ratio than the Company’s previous products that were largely per occurrence or scheduled benefit products. In addition, as previously disclosed, during 2007, the Company made various refinements to the claim liability estimates which reduced the claim liability by $16.9 million and $21.9 million, respectively, for the three and nine months ended September 30, 2007, respectively.
          Underwriting and policy acquisition expenses decreased by $7.6 million and $27.4 million, respectively, during the three and nine months ended September 30, 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts, which generally vary in proportion to earned premium revenue. Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our dedicated agency sales force for which other expenses are incurred for bonuses and other compensation provided to the agents. Sales of association memberships by our dedicated agency sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income and other expense is consistent with the decline in earned premium.
Medicare Division
          In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans — called HealthMarkets Care Assured PlansSM (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies are issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”).
          Our HMCA Plans were offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provide enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits and certain vision, dental and hearing services. Enrollees can obtain services from any Medicare-eligible provider who agrees to accept the HMCA Plan’s terms and conditions. Enrollees may or may not pay a premium in addition to the premium payable for original Medicare. The amount of the additional premium varies, based on the level of benefits and coverage. Our initial plan offerings include the HealthMarkets Care Assured Value Plan, which has a $3,500 annual maximum out-of-pocket for covered expenses, and the HealthMarkets Care Assured Premier Plan, which has a $1,500 annual maximum out-of-pocket for covered expenses. Each plan can be purchased with Medicare Part D prescription drug coverage as an optional benefit. Coinsurance and copayment requirements vary by plan and service received. Covered expenses are not subject to a deductible.
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
          In connection with its exit from the Medicare market, the Company expected to incur employee termination costs of $2.4 million, of which $371,000 was paid in the third quarter. In addition, the Company recorded asset impairment charges of $1.1 million in the third quarter as a result of the exit from the Medicare business. The asset impairment charges were primarily related to certain Medicare specific technology projects in development. The Company believes that its exit from the Medicare market will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, but may potentially have a material adverse effect on the results of operations or cash flows in any given accounting period.
          Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three and nine months ended September 30, 2008:

	Medicare Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$26,388	$—	NM	$72,247	$—	NM
Investment income and other income	131	—	NM	290	—	NM

Total revenue	26,519	—	NM	72,537	—	NM
Benefits and Expenses
Benefit expenses	22,460	—	NM	62,590	—	NM
Underwriting and policy acquisition expenses	7,136	2,592	NM	25,328	3,999	NM

Total expenses	29,596	2,592	NM	87,918	3,999	NM

Operating loss	$(3,077)	$(2,592)	NM	$(15,381)	$(3,999)	NM

Other operating data:
Loss ratio	85.1%	NM		86.6%	NM
Expense ratio	27.0%	NM		35.1%	NM

Combined ratio	112.1%	NM		121.7%	NM
     Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
     Expense ratio. The expense ratio represents underwriting and policy acquisition expenses as a percentage of earned premium revenue.

          The Medicare Division produced $26.4 million and $72.2 million in earned premium for the three and nine months ended September 30, 2008 on 33,211 and 88,173 member months, respectively. The Company had approximately 11,000 enrolled members as of September 30, 2008. Benefit expenses for the nine-month period ended September 30, 2008 of $62.6 million resulted in a loss ratio of 86.6% consistent with the Company’s expectations after adjusting for the actual member risk scores as provided by CMS. Underwriting and policy acquisition expenses of $25.3 million for the nine months ended September 30, 2008 include commissions, marketing costs, and all administrative and operating costs. Additionally, the nine-month underwriting and policy acquisition expenses include a minimum volume guarantee fee and contract termination cost of $4.9 million payable to the Company’s third-party administrator. This minimum volume guarantee fee was for a contractually required member month level of activity over the three year term of the contract covering years 2008 through 2010 that the Company does not expect to meet. To the extent the Company would have incurred a contract termination fee instead, based on the decision to exit the Medicare Advantage PFFS market, the amount of the minimum volume guarantee fee was limited to the amount of the anticipated contract termination fee.
          In October 2007, Chesapeake voluntarily suspended its Medicare marketing and enrollment activities pending a review by CMS of Chesapeake’s compliance with regulatory requirements. In connection with this review, Chesapeake agreed with CMS to take certain actions to ensure that it met applicable Medicare program requirements and, in November 2007, Chesapeake resumed marketing and enrollment activities related to its HMCA plans. The Company believes that the suspension of Medicare marketing and enrollment activities in the fourth quarter of 2007 adversely affected enrollment of beneficiaries into Chesapeake’s HMCA Plans for the 2008 plan year. Chesapeake’s Medicare marketing and enrollment activities are subject to ongoing review by CMS and, in April 2008, CMS requested additional materials from Chesapeake as part of a follow-up review of Chesapeake’s Medicare marketing and enrollment activities during the first quarter of 2008. As a result of that review, on June 6, 2008, CMS requested that the Company submit a Corrective Action Plan (“CAP”). The Company submitted the CAP on June 20, 2008. The CAP provided for the Company to: increase the number of providers willing to be deemed, implement a meaningful disciplinary process for agents, decrease the rate of complaints against the Company, and decrease the Company’s level of rapid disenrollment/cancellations. In October 2008, CMS informed the Company that, due to the Company’s impending exit from the Medicare market, the CAP has been closed and no further reports under the CAP are required.
Other Insurance Division
          Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three and nine months ended September 30, 2008 and 2007:

	Other Insurance Division
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Revenue
Earned premium revenue	$6,236	$7,591	(18)%	$20,954	$22,304	(6)%
Investment income	448	420	7%	1,338	1,167	15%
Other income	(108)	134	NM	195	182	7%

Total revenue	6,576	8,145	(19)%	22,487	23,653	(5)%
Benefits and Expenses
Benefit expenses	6,041	3,461	75%	11,831	11,710	1%
Underwriting and policy acquisition expenses	1,883	2,877	(35)%	7,763	8,375	(7)%

Total expenses	7,924	6,338	25%	19,594	20,085	(2)%

Operating income (loss)	$(1,348)	$1,807	NM	$2,893	$3,568	(19)%

Other operating data:
Loss ratio	96.9%	45.6%		56.5%	52.5%
Expense ratio	30.2%	37.9%		37.0%	37.5%

Combined ratio	127.1%	83.5%		93.5%	90.0%

NM: not meaningful
     Loss ratio. The loss ratio represents benefits expenses related to accident insurance and reinsurance contracts as a percentage of earned premiums.
     Expense ratio. The expense ratio represents underwriting and policy acquisition expenses related to accident insurance and reinsurance contracts as a percentage of earned premium revenue.
          For the three and nine months ended September 30, 2008, operating income (loss) was $(1.3) million and $2.9 million, respectively, compared to operating income of $1.8 million and $3.6 million, respectively, for the corresponding periods in 2007. The results for the three months ended September 30, 2008 reflect adverse claim experience, in particular the impact of a large catastrophic claim on reinsured excess loss business in the amount of $1.9 million and a $900,000 loss on quota share disability business. When considering the year to date results for the nine months ended September 30,

2008, these adverse third quarter results were somewhat mitigated by favorable claim experience during the second quarter. The decrease in underwriting and policy acquisition expenses for the current year includes a decrease in the incentive compensation plan tied to the current period profitability and a decrease in litigation expenses compared to the prior year periods.
Other Key Factors
          The Company’s Other Key Factors segment includes investment income not otherwise allocated to the Insurance segment, realized gains and losses, interest expense on corporate debt, general expenses relating to corporate operations, variable stock compensation, and other unallocated items.
          Set forth below is certain summary financial data for the Company’s Other Key Factors segment for the three and nine months ended September 30, 2008 and 2007:

	Other Key Factors
	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands)
Investment income on equity	$6,519	$9,313	(30)%	$16,183	$29,995	(46)%
Realized gain (loss) on investments	(15,322)	41	NM	(18,686)	(710)	NM
Interest expense	(12,607)	(10,362)	22%	(32,078)	(33,241)	(3)%
Variable stock-based compensation (expense) benefit	607	(2,552)	NM	3,825	(2,547)	NM
General corporate expenses and other	(15,734)	(8,301)	90%	(42,789)	(23,678)	81%

Operating expense	$(36,537)	$(11,861)	NM	$(73,545)	$(30,181)	NM

NM: not meaningful
          The Other Key Factors segment reported operating losses in the three and nine month period ended September 30, 2008 of $36.5 million and $73.5 million, respectively, compared to operating losses of $11.9 million and $30.2 million, respectively in the corresponding 2007 periods.
          Operating results for the three and nine months ended September 30, 2008 compared to the corresponding prior period reflects the following items. Investment income on equity decreased due to a decrease in the amount of assets available for investment in the 2008 period compared to the 2007 period, and a $6.5 million decrease in investment income during the current year on the Company’s equity method investments. Interest expense on corporate debt decreased due to a lower outstanding principal balance in the 2008 periods on corporate debt reflecting a $75.0 million principal payment in the second quarter of 2007. However, the Company incurred additional interest expense of $3.0 million during the third quarter of 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date of the Life Insurance Division transaction (July 1, 2008) and the actual Closing Date (September 30, 2008).
          General corporate expenses increased due to $2.7 million and $11.8 million of employee termination costs incurred during the current year three and nine month periods, respectively, associated with the departure of several corporate executives. Additional expenses included in general corporate expenses for the quarter and year to date periods in 2008 include $3.9 million of broker and transaction fees related to the Life Insurance Division transaction. Realized losses during the current periods were significantly greater than the corresponding periods in the prior year primarily due to impairment charges recognized during the current quarter on certain fixed maturities investments. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to the Company’s cost basis, see Note 3 of notes to consolidated condensed financial statements for additional information. Realized losses for the current quarter also included $4.6 million of losses related to Coinsurance of the Life Insurance Division, which was offset by the realization of $5.0 million of contingent consideration associated with the sale of the former Student Insurance Division, see Note 8 of notes to consolidated condensed financial statements for additional information. The variable stock-based compensation results for the nine-month period in 2008 reflect an additional 13% decrease in the value of the Company’s share price from the comparable period in 2007. Additionally, the 2007 results reflect additional share credits granted to participants in the agent stock accumulation plans in 2007 in connection with the extraordinary cash dividend paid in the second quarter of 2007.

Disposed Operations
          The table below sets forth income (loss) from continuing operations for our Disposed Operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(3,258)	$559	$(23,238)	$1,076
Student Insurance Division	(250)	106	84	436
Star HRG Insurance Division	—	(486)	118	(317)

Total Disposed Operations	$(3,508)	$179	$(23,036)	$1,195

          Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the three and nine months ended September 30, 2008 and 2007:

	Life Insurance Division
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenue
Earned premium revenue	$69	$18,643	$36,246	$52,172
Investment income	2	5,124	10,312	15,359
Other income	23	(16)	931	480

Total revenue	94	23,751	47,489	68,011
Benefits and Expenses
Benefit expenses	52	14,354	32,334	41,934
Underwriting and policy acquisition expenses	3,300	8,838	38,393	25,001

Total expenses	3,352	23,192	70,727	66,935

Operating income (loss)	$(3,258)	$559	$(23,238)	$1,076

          The Company’s Life Insurance Division reported an operating loss in the three and nine months ended September 30, 2008 of $3.3 million and $23.2 million, respectively, compared to operating income of $559,000 and $1.1 million in the corresponding 2007 periods. The decrease in operating income for the nine-month periods reflects a $13.0 million impairment charge to underwriting and policy acquisition expenses as a result of the decision to exit this business. Based upon the consideration expected to be received in connection with the coinsurance arrangement, the Company recorded an impairment charge to deferred acquisition costs during the quarter ended June 30, 2008, see Note 2 of notes to consolidated condensed financial statements. In addition, expenses of $3.2 million and $6.4 million were incurred during the three and nine months ended September 30, 2008, respectively, related to employee severance and facility lease termination costs. Also contributing to the decrease in operating income for the nine-month period was a strengthening of the future policy and contract benefit reserves of $3.9 million incurred in the first six months of 2008 for certain interest sensitive whole life products.
Liquidity and Capital Resources
          Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, and fees and other income. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations and operating expenses. In the nine months ended September 30, 2008, net cash used in operations totaled approximately $214.6 million, compared to net cash provided by operations of approximately $88.0 million in the corresponding 2007 period. Cash used in operations increased during the nine month period in 2008, reflecting the use of approximately $210.0 million in connection with the reinsurance of the Coinsured Policies contemplated by the Life Insurance Division transaction and cash used in operations reflecting a decrease in net earnings compared to the same period in 2007.
          HealthMarkets, Inc., is a holding company, the principal assets of which are its investment in its wholly-owned subsidiary, HealthMarkets, LLC. The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. At September 30, 2008 and December 31, 2007, the aggregate cash and cash equivalents and short-term investments held at both the holding company level and HealthMarkets, LLC was $83.3 million and $63.0 million, respectively.
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

	A.M. Best	Fitch	S&P

MEGA	“B++” (Good)	“BBB+”	“BBB-” (Good)
Mid-West	“B++” (Good)	“BBB+”	“BBB-” (Good)
Chesapeake	“B++” (Good)	“BBB”	“BB+” (Marginal)
          In the table above, the A.M. Best ratings carry a “negative” outlook, the Fitch ratings carry a “negative” outlook and the S&P ratings carry a “negative” outlook.
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
          A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bb+” (Fair) with a “negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (Exceptional) to “d” (In Default).
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
          S&P’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB-” (Less Vulnerable) with a “negative” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. S&P’s counterparty credit ratings range from “AAA” (Extremely Strong) to “D” (Default).
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
          Set forth below is a summary of the Company’s contractual obligations on a consolidated basis at September 30, 2008 and December 31, 2007 (dollars in thousands):

	At September 30, 2008	At December 31, 2007
Corporate indebtedness	$481,070	$481,070
Future policy benefits	478,442	463,277
Claim liabilities	433,574	435,099
Other policy liabilities	12,720	10,764
Capital lease obligations	219	364

Total	$1,406,025	$1,390,574

          In addition to the contractual obligations set forth in the table above, the Company also is a party to various operating leases for office space and equipment.
          All indebtedness issued under the secured student loan credit facility represents obligations solely of a special purpose entity (SPE) and not of the Company or any other subsidiary and is secured by student loans, accrued investment income, cash, cash equivalents and qualified investments. The assets and liabilities of the student loan funding vehicles are recorded as held for sale on the Company’s consolidated condensed balance sheet for all periods presented.
          At September 30, 2008 and December 31, 2007, the Company had $28.9 million and $14.3 million, respectively, of letters of credit outstanding relating to its insurance operations.
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
Fair Value Measurement
          Effective January 1, 2008, HealthMarkets adopted FAS No. 157, Fair Value Measurements, for financial assets and liabilities. FAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The Company measures certain assets and liabilities at fair value on a recurring basis, including securities available for sale, derivatives, and agent and employee stock plans. Securities available for sale include money market funds, fixed income investments and equity securities. Following is a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
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
          Where possible, the Company utilizes quoted market prices to measure fair value. For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in the Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.
          If quoted market prices and independent third party valuation information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, the Company may rely on bid/ask spreads from dealers in determining the fair values. When dealer quotations are used to assist in establishing the fair value, the Company obtains one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, the Company uses the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.
          Historically, the Company had not experienced a circumstance where it has determined that an adjustment to a quote or price received from an independent third party valuation source is required. During the quarter ended September 30, 2008, the Company determined that the non-binding quote received from an independent third party broker for a particular collateralized debt obligation investment did not reflect fair value. In accordance with guidance provided in FSP 157-3, the Company determined the fair value of this security based on other internally developed approaches, which are discussed in the last two paragraphs under the “Fixed Income Investments” caption in Note 3 of notes to the consolidated condensed financial statements.
Fair Value Control Procedures
          The Company evaluates the various types of securities in its investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. The Company’s procedures generally include, but are not limited to, initial and on-going evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt is exposed to the fluctuations of the three month London Interbank Offered Rate (LIBOR). We use interest rate swap agreements to hedge exposure in interest rate risk on our borrowings. The Company recognized $16.8 million and $22.4 million of net realized losses for the three and nine months ended September 30, 2008, respectively, from other than temporary impairments of fixed maturity securities and other invested assets. As of September 30, 2008, the Company had gross unrealized losses in our investments of $57.9 million. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other than temporary impairments may be recorded in future periods.
          For a more detailed discussion of our market risks relating to these activities, refer to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The Company is a party to various material legal proceedings, which are described in Note 7 of notes to the consolidated condensed financial statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters; based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 7 of the notes to consolidated condensed financial statements included herein, during the nine month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
          Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors were identified by the Company during the third quarter ended September 30, 2008 and supplement those risk factors discussed in Part I, Item 1A. — Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our results of operations, liquidity and financial condition.
          Our investment portfolio is comprised primarily of investments classified as securities available for sale. The fair value of our available for sale securities was $951.7 million and represented approximately 49% of our total consolidated assets at September 30, 2008. These investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary or we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available for sale investments, if a decline in value is deemed to be other than temporary or we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other than temporarily impaired and it is written down to fair value and the loss is recorded as an expense.

          In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.
          The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we recorded $22.4 million of charges for other than temporary impairment of securities. Given the current volatile market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other than temporary impairments may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity and financial condition.
Adverse securities and credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.
          The securities and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to make payments for benefits, claims and commissions, service the Company’s debt obligations and pay operating expenses. Our primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, and fees and other income. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and, in such case, we may not be able to successfully obtain additional financing on favorable terms.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three months ended September 30, 2008, the Company issued an aggregate of 44,899 unregistered shares of its Class A-1 common stock to newly-appointed executive officers of the Company. In particular, on July 10, 2008, the Company issued 34,483 unregistered non-vested shares in accordance with an employment agreement and on September 30, 2008, an executive officer of the Company purchased 10,416 shares of the Company’s Class A-1 common stock for aggregate consideration of $250,000 (or $24.00 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three-month period ended September 30, 2008.

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	The Plan or Program

7/1/08 to 7/31/08	—	—	—	—
8/1/08 to 8/30/08	—	—	—	—
9/1/08 to 9/30/08	56,725	24.00	—	—

Totals	56,725	24.00	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 56,725 shares purchased from former or current executives of the Company.

          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three-month period ended September 30, 2008.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	The Plan or Program

7/1/08 to 7/31/08	169,814	34.80	—	—
8/1/08 to 8/30/08	205,722	24.00	—	—
9/1/08 to 9/30/08	61,689	24.00	—	—

Totals	437,225	28.19	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 437,225 shares purchased from former or current participants of the stock accumulation plans established for the benefit of Company’s agents.
ITEM 6. EXHIBITS
          (b) Exhibits.

Exhibit No.	Description

10.1	Separation, Consulting and Release Agreement, dated as of September 19, 2008, by and between HealthMarkets, Inc. and the MEGA Life and Health Insurance Company and David W. Fields, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 17, 2008, File No. 001-14953, and incorporated by reference herein.

10.2	Employment Agreement dated as of September 30, 2008, by and between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2008, File No. 001-14953, and incorporated by reference herein.

10.3	Nonqualified Stock Option Agreement, dated as of September 30, 2008, by and between HealthMarkets, Inc and Steven P. Erwin, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 30, 2008, File No. 001-14953, and incorporated by reference herein.

10.4	Employment Agreement dated as of October 15, 2008, by and between HealthMarkets, Inc. and Anurag Chandra, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 15, 2008, File No. 001-14953, and incorporated by reference herein.

10.5	Nonqualified Stock Option Agreement dated as of October 15, 2008, by and between HealthMarkets, Inc and Anurag Chandra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated October 15, 2008, File No. 001-14953, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc. and Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: November 14, 2008	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: November 14, 2008	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer

Date: November 14, 2008	/s/ Philip Rydzewski
Philip Rydzewski
Senior Vice President and Chief Accounting Officer