Form 10-K
period 2008-12-31
HealthMarkets, Inc.
filed 2009-03-18
CIK 773660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Effective April 5, 2006, all of the registrant’s Class A-1 common stock (representing approximately 88.62% of its common equity at March 10, 2007) is owned by three private investor groups and members of management. The registrant’s Class A-2 common stock is owned by its independent insurance agents and is subject to transfer restrictions. Neither the Class-A-1 common stock nor the Class A-2 common stock is listed or traded on any exchange or market. Accordingly, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A-1 and Class A-2 common stock held by non-affiliates was $-0-. As of March 2, 2009, there were 26,887,281 outstanding shares of Class A-1 common stock and 3,042,561 outstanding shares of Class A-2 common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual information statement for the annual meeting of stockholders are incorporated by reference into Part III.

HEALTHMARKETS, INC.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “HealthMarkets,” “we,” “us,” or “our” refer to HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

PART I

Item 1.	Business

Introduction

HealthMarkets, Inc., a Delaware corporation incorporated in 1984, is a holding company, and we conduct our insurance businesses through our indirect, wholly owned insurance company subsidiaries. Through these subsidiaries, we issue primarily heath insurance policies covering individuals, families, the self — employed and small businesses.

Our insurance subsidiaries include The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia, and all states except Maine, New Hampshire, New York and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont. Effective December 1, 2007, the Company acquired Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania. Fidelity Life Insurance Company was redomesticated to Oklahoma on May 12, 2008 and its name was changed to HealthMarkets Insurance Company (“HMIC”) on July 15, 2008. HMIC is licensed to issue health and life insurance policies in the District of Columbia and all states except New York, Mississippi and New Hampshire.

The Company operates three business segments: the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Medicare Division and the Other Insurance Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division. See Note 18 of Notes to Consolidated Financial Statements for financial information regarding our segments.

Through our SEA Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. We market these products through a dedicated agency field force — consisting of independent agents contracted with our insurance subsidiaries — that primarily sells the Company’s products. The Company has approximately 1,300 independent writing agents per week in the field selling health insurance in 44 states.

In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined that it would not continue to participate in the Medicare Advantage market beyond the current plan year and our Chesapeake subsidiary terminated its agreement with CMS effective December 31, 2008. In connection with our exit from the Medicare market, we incurred employee termination costs of $2.8 million and recorded asset impairment charges of $1.1 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

Our Other Insurance Division consists of ZON Re-USA, LLC (“ZON Re”), an 82.5%-owned subsidiary, which underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators.

On July 11, 2006 and December 1, 2006, we sold our former Star HRG Division and Student Insurance Division, respectively, resulting in total pre-tax gains of $201.7 million. See Note 2 of Notes to Consolidated

Financial Statements. On September 30, 2008, we exited our Life Insurance Division business through a reinsurance transaction pursuant to which Wilton Reassurance Company or its affiliates (“Wilton”) agreed to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Life Insurance Division, effective July 1, 2008. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $8.5 million recorded in “Realized gains (losses)” in the Company’s consolidated statement of income (loss). See Note 2 of Notes to Consolidated Financial Statements.

We sold these businesses and exited the Medicare Advantage market because these businesses were not part of the fundamental long term focus of the Company. We are now generally focused on business opportunities that allow us to maximize the value of our dedicated agency sales force and serve our target market of individuals, families, the self — employed and small businesses.

On April 5, 2006, we completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). As a result of the Merger, holders of our common stock received $37.00 in cash per share. In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of $1.6 billion, of which approximates $985.0 million was contributed as equity by the Private Equity Investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand of approximately $42.8 million. See Note 12 of Notes to Consolidated Financial Statements.

Our principal executive offices are located at 9151 Boulevard 26, North Richland Hills, Texas 76180-5605, and our telephone number is (817) 255-5200.

As of March 2, 2009, approximately 89% of our common equity securities are held by affiliates of three private equity investors, with the balance of our common equity securities held by current and former members of management and independent insurance agents through the Company’s agent stock accumulation plans. As such, we remain subject to the periodic reporting and other requirements of the Securities Exchange Act of 1934, as amended. Our periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our web site at www.healthmarketsinc.com free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Ratings

Our principal insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”) and Standard & Poor’s (“S&P”). Set forth below are the current financial strength ratings of the principal insurance subsidiaries.

	A.M. Best	Fitch	S&P

MEGA	“B++” (“Good”)	“BBB” (“Good”)	“BBB-” (“Good”)
Mid-West	“B++” (“Good”)	“BBB” (“Good”)	“BBB-” (“Good”)
Chesapeake	“B++” (“Good”)	“BBB-” (“Good”)	“BB+” (“Marginal”)

In the table above, the A.M. Best, Fitch and S&P ratings carry a “negative” outlook.

In evaluating a company, independent rating agencies review such factors as the company’s capital adequacy, profitability, leverage and liquidity, book of business, quality and estimated market value of assets, adequacy of policy liabilities, experience and competency of management, and operating profile. A.M. Best’s ratings currently range from “A++” (“Superior”) to “F” (“In Liquidation”). A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Fitch’s ratings provide an overall assessment of an insurance company’s financial strength and security, and the ratings are used to support insurance carrier selection and placement decisions. Fitch’s ratings range from “AAA” (“Highest Credit Quality”) to “D” (“Default”). S&P’s financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. S&P’s financial strength ratings range from “AAA” (“Extremely Strong”) to “D” (“Default”).

A.M. Best has assigned to HealthMarkets, Inc. an issuer credit rating of “bb+” (“Fair”) with a “negative” outlook. A.M. Best’s issuer credit rating is a current opinion of an obligor’s ability to meet its senior obligations. A.M. Best’s issuer credit ratings range from “aaa” (“Exceptional”) to “d” (“In Default”).

Fitch has assigned to HealthMarkets, Inc. a long term issuer default rating of “BB” (“Speculative”) with a “negative” outlook. Fitch’s long term issuer default rating is a current opinion of an obligor’s ability to meet all of its most senior financial obligations on a timely basis over the term of the obligation. Fitch’s long term issuer default ratings range from “AAA” (“Highest Credit Quality”) to “D” (“Default”).

S&P’s Rating Services has assigned to HealthMarkets, Inc. a counterparty credit rating of “BB-” (“Less Vulnerable”) with a “negative” outlook. S&P’s counterparty credit rating is a current opinion of an obligor’s overall financial capacity to pay its financial obligations. S&P’s counterparty credit ratings range from “AAA” (“Extremely Strong”) to “D” (“Default”).

Insurance Segment

Self-Employed Agency Division

Through our SEA Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. These products are issued by our subsidiaries, MEGA, Mid-West and Chesapeake, and are distributed through our dedicated agency field force consisting of independent agents contracted with these insurance subsidiaries. The SEA Division generated revenues of $1.2 billion, $1.4 billion and $1.5 billion, representing 88%, 90% and 69% of our total revenue from continuing operations in 2008, 2007 and 2006, respectively. We currently have approximately 514,000 members insured or reinsured by the Company.

Traditional Health Insurance Products

Historically, our traditional health insurance product offerings have represented the focus of our product sales. Our basic hospital-medical and catastrophic hospital expense plans are designed to accommodate individual needs and include traditional fee-for-service indemnity (choice of doctor) plans and plans with preferred provider organization (“PPO”) features, as well as other supplemental types of coverage. Our traditional health insurance plan offerings include the following:

•	Our Basic Hospital-Medical Expense Plan has a $1.0 million lifetime maximum benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible. Covered hospital room and board charges are reimbursed at 100% up to a pre-selected daily maximum. Covered expenses for inpatient hospital miscellaneous charges, same-day surgery facility, surgery, assistant surgeon, anesthesia, second surgical opinion, doctor visits and ambulance services are reimbursed at 80% to 100% up to a scheduled maximum. This type of health insurance policy is of a “scheduled benefit” nature, and, as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. We believe that these limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be lower than future premium increases on our catastrophic policy.

•	Our Preferred Provider Plan incorporates features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. The policies that provide for the use of a PPO impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network.

•	Our Catastrophic Hospital Expense Plan provides a $2.0 million lifetime maximum for all injuries and sicknesses and a lifetime maximum benefit for each injury or sickness ranging from $500,000 to $1.0 million. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging

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

CareOne and CareChoice Products

In 2006, we began shifting our product focus toward our CareOne products, some of which were designed to shift a higher proportion of premium dollars to benefits. In the states where these new products were introduced, they generally replaced the Company’s traditional health insurance product offerings as the focus of new product sales, although our traditional products continue to represent the majority of our policies in force and premium.

The CareOne product portfolio includes a basic medical/surgical expense plan, two versions of a catastrophic expense PPO plan and two versions of a catastrophic expense “consumer guided” health plan:

•	The CareOne Value Plan is a Basic Medical/Surgical Expense Plan with a $2.0 million lifetime benefit for all injuries and sicknesses and $500,000 lifetime maximum benefit for each injury or sickness. Covered expenses are subject to a deductible and coinsurance. Covered inpatient and outpatient hospital charges are reimbursed up to pre-selected per-injury or sickness maximums. Surgeon, assistant surgeon, anesthesia, second surgical opinion, and ambulance services are also reimbursed to a scheduled maximum. Additional benefits are available through riders and include prescription drugs, emergency services and wellness care, among others. This type of health insurance policy is of a “scheduled benefit” nature, and as such, provides benefits equal to the lesser of the actual cost incurred for covered expenses or the maximum benefit stated in the policy. We believe that these limitations allow for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our more comprehensive policies.

•	The CareOne Plan and CareOne Plus Plan are Catastrophic Expense PPO Plans and provide a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. These plans incorporate features of a “preferred provider organization,” which are designed to control healthcare costs through negotiating provider discounts with a PPO network. Benefits are structured to encourage the use of providers with which we have negotiated lower fees for the services to be provided. These plans impose greater policyholder cost sharing if the policyholder uses providers outside of the PPO network. Covered expenses are subject to a deductible and are then reimbursed at a benefit payment rate ranging from 70% to 80%, as determined by the policy. After a pre-selected dollar amount of covered expenses has been reached, the remaining expenses are reimbursed at 100% for the remainder of the period of confinement per calendar year. As a premium and cost savings measure, the CareOne Plan limits payment for diagnostic services (e.g., X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. The benefits for these plans tend to increase as hospital care expenses increase and, as a result, premiums on these policies are subject to an increase as overall hospital care expenses rise.

•	The CareOne Select Plan and the CareOne Select Plus Plan are Catastrophic Expense Consumer Guided Health Plans and provide a $5.0 million lifetime maximum for all injuries and sicknesses and a maximum benefit for each injury or sickness of $1.0 million. These plans incorporate features of a “consumer guided” health plan, including information tools available on the internet or through customer service support via the telephone that provide customers with access to information about their benefits and healthcare provider cost and quality. Covered expenses are subject to a “Maximum Allowable Charge” (“MAC”), which is the maximum fee payable under the policy for a particular healthcare service. As a premium and cost savings measure, the CareOne Select Plan limits payment for diagnostic services (e.g., X-rays and laboratory tests) to those diagnostic services that take place within 21 days of, and are directly related to, a hospitalization or outpatient surgery. We believe that the MAC allows for more certainty in predicting future claims experience, and, as a result, we expect that future premium increases for this policy will be less than future premium increases on our catastrophic PPO policies.

We also offer HSA-compatible versions of our CareOne products. These plans — known as “high deductible health plans” — can be used with tax-advantaged health savings accounts for healthcare expenses.

In 2008, we introduced a new calendar year deductible-based PPO product called CareChoice®. The CareChoice product contains many of the same features as our CareOne and CareOne Plus Plans, but eliminates many of the internal benefit limits associated with such plans and simplifies some of the benefit structures.

2009 Product Initiatives

Our shift in market focus away from policies of a “scheduled benefit” nature toward our CareOne and CareChoice products, particularly those with a traditional PPO feature, resulted in the Company competing directly with a number of insurance companies focused on the larger employer group market. These companies often have a sizable market share which allows them to obtain favorable financial arrangements from healthcare providers that may not be available to us. As a result, with respect to their traditional PPO products, these companies may be able to offer more competitive pricing and/or have lower cost structures than the Company, making it difficult for the Company to compete in the markets where these companies operate. The Company is evaluating its product strategy for 2009 and expects to implement a number of changes, including a renewed emphasis on our traditional health products. In 2009 the Company expects to discontinue the marketing of its CareOne and CareChoice products in many of the states in which these plans are available. In their place, the Company intends to continue offering its traditional health products and expects to introduce several new products underwritten by Chesapeake, including a new “scheduled benefit” basic hospital-medical expense plan (the BasicFitsm Plan) and a new high deductible catastrophic hospital expense plan, with deductibles ranging from $7,500 to $20,000 (the EssentialFitsm Plan). Both new products will incorporate certain PPO features but without the added benefits of traditional, major medical PPO products.

The Company evaluates new product offerings on an ongoing basis. In the future, we may offer new product lines, including product lines focused on markets not traditionally served by the Company.

Ancillary Products

We have also developed and offer ancillary product lines designed to further protect against risks to which our core customer is typically exposed. These products are generally sold to purchasers of the Company’s health insurance products, although certain ancillary products are also offered on a stand-alone basis. Our ancillary product offerings include the following:

•	Dental products: In the third quarter of 2008, the Company introduced a new suite of dental products that offer more varied benefit options than the dental products they replaced. The product suite offers three levels, ranging from a preventive care only option to a more costly option featuring broader benefits such as orthodontic coverage.

•	Vision products: Benefits offered by our vision products include an annual comprehensive eye examination, low copayments on various lens types and discounts on vision products and services.

•	Disability: Our disability products provide income protection against short-term disability lasting from 1 to 36 months with benefits ranging from $500 to $2,000 per month.

•	Life products: We offer basic term life and accidental death and dismemberment insurance products with face amounts up to $100,000.

•	Critical illness products: Our critical illness products provide a lump sum benefit (ranging from $10,000 to $60,000 per diagnosis) for a specified disease/condition or major organ transplant.

•	Accident products: Our accident products pay a percentage of a selected benefit amount (ranging from $5,000 to $25,000 per episode) based on the number of days of hospital confinement per accident.

•	Hospital indemnity products: Our hospital indemnity products provide a daily benefit (ranging from $150 to $1,500 per day) for medically necessary inpatient confinements.

Third Party Product Distribution Arrangements

MEGA and Mid-West have entered into agreements to distribute health insurance products underwritten by other third-party insurance companies. The products sold under these arrangements focus on markets not traditionally served by the Company, including high risk customers. These products are distributed through our dedicated agency field force consisting of independent agents contracted with our insurance subsidiaries. Currently, the revenues generated by such arrangements are not material to the Company’s financial results. The Company evaluates new distribution arrangements on an ongoing basis and may, in the future, offer new third party products.

Marketing and Sales

Substantially all of the health insurance products issued by our insurance subsidiaries are sold through independent contractor agents. (With respect to references to our sales agents as independent contractors, see discussion of “Fair Labor Standards Act Agent Litigation” in Note 16 of Notes to Consolidated Financial Statements). We believe that we have the largest direct selling organization in the health insurance field, with approximately 1,300 independent writing agents per week in the field selling health insurance to the individual and self employed market.

Our agents are independent contractors and all compensation that agents receive from us for the sale of insurance is based upon the agents’ levels of sales production. Historically, our dedicated agency sales force consisted of UGA — Association Field Services (“UGA”) and Cornerstone America (“Cornerstone”) (the principal marketing divisions of MEGA and Mid-West, respectively). UGA and Cornerstone are organized into geographical regions, with each geographical region having a regional director, two additional levels of field leaders and writing agents (i.e., the agents that are not involved in leadership of other agents). In the fourth quarter 2008, we initiated efforts to reorganize UGA and Cornerstone into a single agency department (the “Agency Department”). The Company believes that the new structure will promote economic and administrative efficiencies, help solidify brand identity and best position the Company to recruit new agents and help agents sell the Company’s products in the future.

We maintain a recruiting and training program for field leaders and writing agents. The process of recruiting agents is extremely competitive. We believe that the primary factors in successfully recruiting and retaining effective agents and field leaders are our practices regarding advances on commissions, the quality of the sales leads provided to agents, the availability and accessibility of equity ownership plans, the quality of the products offered, proper training and agent incentives and support. Classroom and field training with respect to product content is required and made available to the agents under the direction of our regulated insurance subsidiaries.

We provide health insurance products covering individuals, families, the self-employed and small businesses in 44 states. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by us and the associations upon not less than one year’s advance notice to the other party. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition and results of operations.

The independent agents within our dedicated agency field force also act as field service representatives (“FSRs”) for the associations. In this capacity the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. One of our subsidiaries, HealthMarkets Lead Marketing Group Inc. (“LMG”), serves as our direct marketing group and generates new membership sales prospect leads for use by the FSRs (agents). LMG also provides video and print services to the associations. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

LMG generates sales prospect leads for use by agents. LMG obtains leads from third party sources and utilizes a call center intended to generate leads. LMG has developed a marketing pool of approximately eighteen million prospects from various data sources. Prospects initially identified by LMG that are self-employed, small business owners or individuals may become a “qualified lead” by responding through one of LMG’s lead channels and by expressing an interest in learning more about health insurance. We believe that agents contracted with our insurance subsidiaries, possessing the qualified leads’ contact information, are able to achieve a higher “close” rate than is the case with unqualified prospects.

Policy Design and Claims Management

Our traditional health insurance products are principally designed to limit coverages to the occurrence of significant events that require hospitalization. This policy design, which includes high deductibles, reduces the number of covered claims requiring processing, thereby serving as a control on administrative expenses. We seek to price our products in a manner that accurately reflects our underwriting assumptions and targeted margins, and we rely on the marketing capabilities of independent insurance agents within our dedicated agency sales force to sell these products at prices consistent with these objectives.

We maintain administrative centers with full underwriting, claims management and administrative capabilities. The Company evaluates opportunities to subcontract services of this nature on an ongoing basis. If the Company determines that these function can be performed effectively and more efficiently by third parties, it may, in the future, choose to subcontract these functions.

We have also developed an actuarial data warehouse, which is a critical risk management tool that provides our actuaries with rapid access to detailed exposure, claim and premium data. This analysis tool enhances the actuaries’ ability to design, monitor and adequately price the SEA Division’s insurance products.

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

The Company utilizes other means to control medical costs, including providing customers with access to “supplemental” network discounts if savings are not obtained through a primary provider network contract; use of pre- and post-payment fee negotiation services; and use of code editing programs that evaluate claims prior to adjudication for inappropriate billing. In the first quarter of 2009, the Company introduced a new medical management program designed to coordinate care between members of its PPO products and their doctors and facilities to manage medical costs. In coordination with a third party care management vendor, the program provides these members with clinical oversight of hospital admissions.

In addition, to control prescription drug costs, the Company maintains a contract with a pharmacy benefits management company that has approximately 62,000 participating pharmacies nationwide. We also utilize copayments, coinsurance, deductibles and annual limits to manage prescription drug costs.

Medicare

In 2007, we initiated efforts to expand into the Medicare market by establishing a Medicare Division. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage PFFS — called HealthMarkets Care Assured Planssm (“HMCA Plans”) — in selected markets in 29 states with coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with CMS, and primarily marketed through our dedicated agency field force consisting of independent agents contracted with our insurance subsidiaries.

Our HMCA Plans were offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provided enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits and certain vision, dental and hearing services. Enrollees could obtain services from any Medicare-eligible provider who agrees to accept the HMCA Plan’s terms and conditions. Enrollees may or may not pay a premium in addition to the premium payable for original Medicare. The amount of the additional premium varied, based on the level of benefits and coverage. Our initial plan offerings included the HealthMarkets Care Assured Value Plan, which had a $3,500 annual maximum out-of-pocket for covered expenses, and the HealthMarkets Care Assured Premier Plan, which had a $1,500 annual maximum out-of-pocket for covered expenses. Each plan could be purchased with Medicare Part D prescription drug coverage as an optional benefit. Coinsurance and copayment requirements varied by plan and service received.

In October 2007, the Company voluntarily suspended its Medicare marketing and enrollment activities pending a review by CMS of our compliance with regulatory requirements. In connection with this review, the Company agreed with CMS to take certain actions to ensure that it met applicable Medicare program requirements and, in November 2007, we resumed marketing and enrollment activities related to its HMCA plans. The Company believes that the suspension of Medicare marketing and enrollment activities in the fourth quarter of 2007 adversely affected enrollment of beneficiaries into our HMCA Plans for the 2008 plan year. The Company’s Medicare marketing and enrollment activities were subject to ongoing review by CMS and, in April 2008, CMS requested additional materials from us as part of a follow-up review of our Medicare marketing and enrollment activities. As a result of that review, on June 6, 2008, CMS requested that the Company submit a Corrective Action Plan (“CAP”). The Company submitted the CAP on June 20, 2008. The CAP provided for the Company to: increase the number of providers willing to be deemed, implement a meaningful disciplinary process for agents, decrease the rate of complaints against the Company, and decrease the Company’s level of rapid disenrollment/cancellations.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (HR. 6331) was enacted, resulting in significant changes to the Medicare program, including the phased elimination of Medicare Advantage PFFS deeming arrangements beginning in 2011. The Company believes that this new law would have made it difficult for the Company to operate effectively in the Medicare market. In light of this changing landscape within the Medicare regulations, in July 2008, the Company decided that it would not participate in the Medicare Advantage market beyond the 2008 plan year. In October 2008, CMS informed the Company that, due to the Company’s impending exit from the Medicare market, the CAP has been closed and no further reports under the CAP are required. The Company will continue to fulfill its remaining obligations under the 2008 calendar year Medicare contract with CMS.

Other Insurance

Through our 82.5%-owned subsidiary, ZON Re, we underwrite, administer and issue accidental death, AD&D, accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. In the year ended December 31, 2008, ZON Re generated revenues of $29.2 million and operating income of $4.4 million.

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

In 2008, our principal insurance subsidiaries experienced downgrades in their financial strength ratings which had a negative effect on the growth of this business and our ability to maintain ZON Re’s current level of operating income. As a result, we expect to exit this line of business in 2009, with the existing reinsurance business managed to final termination of substantially all liabilities.

Ceded Reinsurance

Our insurance subsidiaries reinsure portions of the coverages provided by their insurance products with other insurance companies on both an excess-of-loss and coinsurance basis. Reinsurance agreements are intended to limit an insurer’s maximum loss. The maximum retention by MEGA, Mid-West and Chesapeake on one individual in the case of a life insurance policy is generally $200,000. In connection with the sale of our Life Insurance Division, substantially all of the insurance policies associated with the Life Insurance Division were reinsured by Wilton Reassurance Company or its affiliates on a 100% coinsurance basis, effective July 1, 2008. In connection with the sales in 2006 of the Company’s Star HRG and Student Insurance Divisions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future claims associated with the Star HRG Division and Student Insurance Division blocks of group accident and health insurance policies in force as of the respective closing dates. We use reinsurance for our health insurance business solely for limited purposes.

Competition

In each of our lines of business, we compete with other insurance companies or service providers. With respect to the business of our SEA Division, the market is characterized by many competitors, and our main competitors include health insurance companies, health maintenance organizations and the Blue Cross/Blue Shield plans in the states in which we write business.

Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for business, but also for agents and distribution relationships. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may, from time to time, have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Organizations with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us. Some may also have greater financial resources with which to compete. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. For example, several large insurance companies have entered the market for individual health insurance products. The development and growth of companies offering Internet-based connections between health care professionals and individuals, along with a variety of services, could also create additional competitors. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our future financial condition and results of operations.

Regulatory and Legislative Matters

Insurance Regulation

State Regulation — General

Our insurance subsidiaries are subject to extensive regulation in their respective state of domicile and the other states in which they do business. Insurance statutes typically delegate broad regulatory, supervisory and administrative powers to each state’s Commissioner of insurance. The method of regulation varies, but the subject matter of such regulation covers, among other things, the amount of dividends and other distributions that can be paid by the insurance subsidiaries without prior approval or notification; the granting and revoking of licenses to transact business; trade practices, including with respect to the protection of consumers; disclosure requirements; privacy standards; minimum loss ratios; premium rate regulation; underwriting standards; approval of policy forms and mandating benefits; claims payment practices; licensing of insurance agents and the regulation of agent conduct; the amount and type of investments that the insurance subsidiaries may hold; minimum reserve and surplus requirements; risk-based capital requirements; and mandatory participation in, and assessments for, risk sharing pools and guaranty funds. Such regulation is intended to protect policyholders rather than investors.

State regulation of health insurance products varies from state to state, although all states regulate premium rates, policy forms and underwriting and claims practices to one degree or another. Most states have special rules for health insurance sold to individuals or small employer groups. Many states have also adopted legislation that would make health insurance available to all small employer groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

Various states have, from time to time, proposed and/or enacted changes to the healthcare system that could affect the relationship between health insurers and their customers. For example, Massachusetts law requires all residents to obtain minimum levels of health insurance and requires employers with 11 or more full time employees to pay an assessment if they do not offer health insurance to these employees. Other states have adopted or proposed laws intended to require minimum levels of health insurance for previously uninsured residents, including “play or pay” laws requiring that employers either offer health insurance or pay a tax to cover the costs of public healthcare insurance. We cannot predict with certainty the effect that the Massachusetts law, or proposed legislation in other states, if adopted, could have on our insurance businesses and operations.

A number of states have enacted other new health insurance legislation over the past several years. These laws, among other things, mandate benefits with respect to certain medical conditions or procedures and require health insurers to offer an independent external review of certain coverage decisions. There has also been an increase in legislation regarding, among other things, prompt payment of claims, privacy of personal health information, health insurer liability, prohibition against insurers including discretionary clauses in their policy forms and relationships between health insurers and providers. We expect that this trend of increased legislation will continue. These laws may have the effect of increasing our costs and expenses.

We provide health insurance products to consumers in the individual and self-employed market. As is the case with many of our competitors in this market, a substantial portion of our products are issued to members of various independent membership associations that act as the master policyholder for such products. During 2004, we and our insurance company subsidiaries resolved a nationwide class action lawsuit challenging the nature of the relationship between our insurance companies and the membership associations that make available to their members our insurance companies’ health insurance products. A number of additional lawsuits challenging, among other things, the nature of the relationship between our insurance companies and such membership associations are ongoing. See Note 16 of Notes to Consolidated Financial Statements. While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing association group insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition and results of operations.

Many states have also enacted insurance holding company laws that require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation that controls the controlled insurer and prior notice to, or approval by, the applicable regulator of inter-corporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (i.e., 10% or more) in the insurance holding company. HealthMarkets, Inc. (the holding company) and our insurance subsidiaries are subject to such laws, and we believe that we and such subsidiaries are in compliance in all material respects with all applicable insurance holding company laws and regulations.

Under the risk-based capital initiatives adopted in 1992 by the National Association of Insurance Commissioners (“NAIC”), insurance companies must calculate and report information under a risk-based capital formula. Risk-based capital formulas are intended to evaluate risks associated with asset quality, adverse insurance experience, losses from asset and liability mismatching, and general business hazards. This information is intended to permit regulators to identify and require remedial action for inadequately capitalized insurance companies, but it is not designed to rank adequately capitalized companies. At December 31, 2008, the risk-based capital ratio of each of our insurance subsidiaries exceeded the ratio for which regulatory corrective action would be required.

The states in which our insurance subsidiaries are licensed have the authority to change the minimum mandated statutory loss ratios to which they are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Loss ratios are commonly defined as incurred claims as a percentage of earned premiums. Most states in which our insurance subsidiaries write insurance have adopted the minimum loss ratios recommended by the NAIC, but frequently these loss ratio regulations do not apply to the types of health insurance issued by our subsidiaries. A number of states are considering the adoption of, or have adopted, laws that would mandate minimum statutory loss ratios, or increase existing minimum statutory loss ratios, for the products we offer. For example, on July 1, 2007, California regulations became effective that require a minimum medical loss ratio of 70% for individual health insurance issued after that date, as well as business issued prior to that date if it is subject to a rate revision. We have filed new products intended to address these California minimum medical loss ratio requirements. Our ability to offer these products is subject to receipt of applicable regulatory approvals, and there can be no assurance that approvals will be received. In the event that we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund premiums, which could have a material adverse effect on our financial condition and results of operations.

In 2008, the California legislature passed a bill that would have required health insurers to maintain at least an 85% medical loss ratio across all lines of business by 2011. The bill was vetoed by the Governor, but similar legislation has been proposed in 2009. We believe that such legislation, if passed, would have a disproportionate effect on health insurers primarily offering products to the individual market. A number of other states in which we do business have considered, in legislation or regulation, increasing minimum medical loss ratios. We are unable to predict the impact of (i) any changes in the mandatory statutory loss ratios for individual or group policies to which we may become subject, or (ii) any change in the manner in which these minimums are computed or enforced in the future. Such changes could have a material adverse effect on our financial condition and results of operations by preventing us from doing business in certain states or resulting in a narrowing of profit margins.

The NAIC and state insurance departments are continually reexamining existing laws and regulations, including those related to reducing the risk of insolvency and related accreditation standards. To date, the increase in solvency-related oversight has not had a significant impact on our insurance business.

State Regulation — Financial and Market Conduct Examinations

Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulatory departments and are subject to periodic financial and market conduct examinations by such departments. The

Oklahoma Insurance Department (the regulator of MEGA’s and Chesapeake’s domicile state) and the Texas Department of Insurance (the regulator of Mid-West’s state of domicile) completed during 2008 the regularly scheduled tri-annual financial exams for the year ended December 31, 2006.

State insurance departments have also periodically conducted and continue to conduct market conduct examinations of HealthMarkets’ insurance subsidiaries. In March 2005, HealthMarkets received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries (the “Insurance Subsidiaries”) for the examination period January 1, 2000 through December 31, 2005. The examiners issued a final examination report on December 20, 2007. See Note 16 of Notes to Consolidated Financial Statements.

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

In connection with the issuance of the final examination report, the Washington Office of Insurance Commissioner issued an order adopting the findings of the final examination report and ordering the Insurance Subsidiaries to comply with certain required actions set forth in the report. As part of the order, the Insurance Subsidiaries were required to file a detailed report specifying the business reforms, improvements and changes to policies and procedures implemented by the Insurance Subsidiaries as of March 20, 2008. This report was sent to all jurisdictions on March 28, 2008.

On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states. Thereafter, all states (other than Massachusetts and Delaware) and the District of Columbia, Puerto Rico and Guam signed the RSA, which became effective on August 15, 2008. In connection with the RSA, the Insurance Subsidiaries paid a penalty of $20 million. The RSA includes standards for performance measurement for 13 different required actions which must be implemented on or before December 31, 2009. The Insurance Subsidiaries timely filed semi-annual reports on November 14, 2008 and February 13, 2009. On or before July 1, 2010, the monitoring states will initiate a re-examination to assess the standard for performance measurement. If the re-examination is unfavorable, the Insurance Subsidiaries are subject to additional penalties of up to $10 million.

As reported in Note 16 of the Notes to Consolidated Financial Statements, the Insurance Subsidiaries were subject to a number of other market conduct examinations or proceedings during 2008. In addition, the Insurance Subsidiaries are subject to various other pending market conduct and other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy monetary fines and penalties resulting from findings made during the course of such matters. Historically, our insurance subsidiaries have, from time to time, been subject to such fines and penalties, none of which, individually or in the aggregate, have had a material adverse effect on our financial condition and results of operations. However, the multi-state examination and other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, singly or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act contains a number of provisions that significantly expand the reach of HIPAA. For example, the law imposes varying civil monetary penalties and creates a private cause of action for HIPAA violations, extends HIPAA’s security provisions to business associates, and creates new security breach notification requirements. We may incur significant costs in implementing the policies and systems required to comply with these new requirements.

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

USA PATRIOT Act

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. The law requires, among other things, that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations proposed by the U.S. Treasury Department. The Office of Federal Asset Control requirements prohibit business dealings with entities identified as threats to national security. We have licensed software designed to help maintain compliance with these requirements and we continually evaluate our policies and procedures to comply with these regulations.

Employee Retirement Income Security Act of 1974

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how goods and services are provided to or through certain types of employer-sponsored health benefit plans. ERISA is a set of laws and regulations subject to periodic interpretation by the United Stated Department of Labor (“DOL”) as well as the federal courts. ERISA places controls on how our insurance subsidiaries may do business with employers who sponsor employee health benefit plans. We believe that many of our products are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. However, some of our products or services may be subject to the ERISA regulations. During 2005 and 2006, we received inquiries from the Boston and Dallas offices of the DOL that alleged, among other things, that certain policy forms in use by our insurance subsidiaries are not ERISA compliant. The Company has resolved this matter with DOL on terms that did not have a material adverse effect on the Company’s financial condition and results of operations.

Medicare

Medicare is a complex and highly regulated federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. During 2008, our Chesapeake subsidiary issued Medicare Advantage Private-Fee-for-Service Plans to Medicare beneficiaries under a contract with CMS. CMS performs audits of each health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations. These audits include review of the plan’s administration and management, including marketing, enrollment and disenrollment activities, claims processing and complaint systems and management information and data collection systems. CMS regulations also require submission of annual financial statements. Chesapeake terminated its agreement with CMS effective December 31, 2008, which resulted in the Company’s exit from the Medicare market.

Legislative Developments

The federal and state governments continue to consider legislative and regulatory proposals that could materially impact health insurance companies and various aspects of the current health care system, including, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers and a single-payer, public program in which the government would oversee or manage the provision of health insurance coverage. Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance, including proposals intended to expand eligibility for public programs and compel individuals and employers to purchase health insurance coverage. As discussed above, Massachusetts has enacted an individual health coverage mandate, and a number of other states are considering similar significant reforms In November of 2008, America’s Health Insurance Plans (“AHIP”, a health insurance trade association) endorsed the concept of universal health insurance coverage through an individual mandate and guarantee issue coverage with no pre-existing condition exclusions. In addition, a number of states, including California, are considering legislation that would require health insurers to maintain a minimum medical loss ratio across all lines of business (in the case of California — 85%). We believe that such legislation, if passed, would have a disproportionate effect on health insurers primarily offering products to the individual market and could have a material adverse effect on our business.

Some of the more significant legislative and regulatory developments that could potentially affect our business include the following:

•	Requiring employers to provide health insurance to employees;

•	Requiring individuals to purchase health insurance coverage;

•	Establishing a minimum level of coverage required to satisfy health insurance mandates;

•	Creating an “exchange” or other government entity to distribute insurance coverage;

•	Establishing the federal government as a single payer;

•	Allowing individuals and/or the self-employed to collectively purchase health insurance coverage without any other affiliations;

•	Restricting the ability of health insurers to offer coverage under the “association group” model;

•	Guarantee issue requirements and restricting the ability of health insurers to assess the risk of applicant’s based on health status;

•	Mandating coverage of certain conditions or specified procedures, drugs and devices;

•	Standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits;

•	Restricting the ability of health insurers to rescind coverage based on applicant’s misrepresentations or omissions; and

•	Extending malpractice and other liability exposure for decisions made by health insurers.

We expect the trend of increased legislative activity concerning health care reform to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our health insurance business and operations. Changes in health care policy could significantly affect our business. For example, federally mandated, comprehensive major medical insurance, if proposed and implemented, could partially or fully replace some of our current products. Many of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations.

Employees

We had approximately 1,450 employees at December 31, 2008. In connection with the sale of our Life Insurance Division, on September 30, 2008, approximately 170 employees separated from employment with the Company. On November 18, 2008, the Company implemented a strategic reduction of its remaining workforce designed to increase administrative efficiencies and better align the workforce to support the Company’s business strategy going forward. The reduction affected approximately 13% of the Company’s workforce or a total of approximately 225 employees and was substantially completed by December 31, 2008. We believe that the Company’s relations with current employees are generally good. The agents within our dedicated agency field force are independent contractors of our insurance subsidiaries and are not employees of the Company.

Executive Officers of the Company

The Chairman of the Company and all other executive officers listed below are elected by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or director.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Phillip J. Hildebrand	Director, President and Chief Executive Officer	56	Mr. Hildebrand has served as a Director and CEO of HealthMarkets, Inc. since June 2008 and as President since September 2008. He also serves as a Director, Chairman, President and Chief Executive Officer of the Company’s insurance subsidiaries. Prior to joining the Company, from 1975 to 2006, Mr. Hildebrand held several senior management positions with New York Life Insurance Company before retiring in 2006 as Vice Chairman of the Board of Directors. Mr. Hildebrand currently serves as a Director of DJO Incorporated and previously served as a Director of New York Life subsidiaries in Hong Kong and Taiwan and of MacKay Shields - an institutional investment manager. He is also a past Director of the Million Dollar Round Table Foundation and LIMRA International.

Steven P. Erwin	Executive Vice President and Chief Financial Officer	65
Mr. Erwin joined the Company in September 2008 as Executive Vice President and Chief Financial Officer. He currently serves as a Director, Executive Vice President and Chief Financial Officer of the Company’s insurance subsidiaries. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer for 21st Century Insurance Group, a direct-to-consumer auto insurance company, from 2006 to 2007. Mr. Erwin was Principal for Interim CFO Resources from 2002 to 2006. Prior to that, Mr. Erwin served as Executive Vice President and CFO of Health Net, Inc. from 1998 to 2002.

Anurag Chandra	Executive Vice President and Chief Administrative Officer	31
Mr. Chandra has served as Executive Vice President and Chief Administrative Officer of the Company since October 2008. He also serves as a Director, Executive Vice President and Chief Administrative Officer of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Chandra served as an executive of Aquiline Capital Partners, a global financial services focused private equity firm, from 2006 to 2008. Prior to that, Mr. Chandra served as Senior Vice President of Gartmore Global Investments, Inc. and as Vice President of Nationwide Financial Services, Inc. — financial services subsidiaries of Nationwide Mutual Insurance Company - from 2005 to 2006. Mr. Chandra served as Vice President, Operations, of Bankers Life and Casualty Company, a subsidiary of Conseco, Inc., from 2002 to 2005.

B. Curtis Westen	Executive Vice President and General Counsel	48	Mr. Westen has served as Executive Vice President and General Counsel of the Company since January 2009. He also serves as a Director, Executive Vice President and General Counsel of the Company’s insurance subsidiaries. Prior to joining the Company, Mr. Westen served as Senior Vice President and Special Counsel of Health Net, Inc. from February 2007 to July 2007 and as Senior Vice President, General Counsel and Secretary of Health Net, Inc. and its predecessors from 1992 to February 2007.

Name of Officer	Principal Position	Age	Business Experience During Past Five Years

Vicki A. Cansler	Senior Vice President, Human Resources	54
Ms. Cansler has served as Senior Vice President, Human Resources since May 2008. She also serves as Senior Vice President, Human Resources of The MEGA Life and Health Insurance Company. Prior to joining the Company, Ms. Cansler served as Senior Vice President of People Services at Blue Cross Blue Shield of Tennessee in Chattanooga from 2005 to 2008. Ms. Cansler served as Principal, Global Director of Human Resources, for Booz, Allen & Hamilton in the Washington D.C. area from 2003 to 2005.

Anthony M. Garcia	Senior Vice President, Agency	45	Mr. Garcia has served as Senior Vice President, Agency, of the Company since November 2008 and is responsible for all administrative operations within the HealthMarkets Agency Department. Mr. Garcia also serves as a Vice President of the Company’s insurance subsidiaries. Earlier in 2008, he served as President of Cornerstone America (a division of Mid-West National Life Insurance Company of Tennessee). Mr. Garcia served as President of the HealthMarkets Administrative Services Group from 2005 to 2008 and as President of UGA-Association Field Services (a division of The MEGA Life and Health Insurance Company) from 2004 to 2005. Prior to joining the Company, Mr. Garcia served in senior strategy, operations and general management positions at Household International/HSBC from 1999 to 2004.

Jack V. Heller	Senior Vice President, Agency	47
Mr. Heller has served as Senior Vice President, Agency, of the Company since November 2008 and is responsible for all field operations within the HealthMarkets Agency Department. Mr. Heller also serves as a Vice President of the Company’s insurance subsidiaries. Earlier in 2008, he served as President of UGA - Association Field Services (a division of The MEGA Life and Health Insurance Company). Prior to joining the Company, he served for 11 years as a Regional Sales Leader for UGA.

Timothy J. Roach	Senior Vice President and Chief Marketing Officer	49	Mr. Roach joined the Company in August 2008 and serves as Senior Vice President and Chief Marketing Officer of the Company and its insurance subsidiaries. Prior to joining the Company, Mr. Roach served as the Chief Marketing Officer for Secure Horizons, the Medicare Advantage business within UnitedHealth Group, from 2007 to 2008. Prior to that, Mr. Roach served as Vice President of International Marketing and General Manager, Americas, for Ernest & Julio Gallo Winery from 2004 to 2006. Mr. Roach served in a number of management and marketing roles at S.C. Johnson & Sons from 1996 to 2004.

Item 1A.	Risk Factors

The following factors could impact our business and financial prospects:

We may lose business to competitors offering competitive products at lower prices.

We compete, and will continue to compete, for customers and distributors with many insurance companies and other financial services companies. We compete not only for the business of customers, but also for agents and distribution relationships. Our competitors may offer a broader array of products than we do, have a greater diversity of distribution resources, have better brand recognition, have more competitive pricing or have higher financial strength or claims paying ratings. Competitors with sizable market share or provider-owned plans may be able to obtain favorable financial arrangements from healthcare providers that are not available to us.

Failure to accurately estimate medical claims and healthcare costs may have a significant impact on our financial condition and results of operations.

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

Failure to comply with extensive state and federal regulations could subject us to fines, penalties and suspensions, which could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision. See Item 1. Business — “Regulatory and Legislative Matters” for additional information. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	licensing of insurers and their agents;

•	sales and marketing practices;

•	training and oversight of agents;

•	handling of consumer complaints and grievances;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for losses and other purposes.

State insurance departments also conduct periodic examinations of the affairs of insurance companies through, among other things, financial and market conduct examinations, and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Regulatory agencies have imposed substantial fines against us in the past, and may impose substantial fines against us in the future if they determine that we have not complied with applicable laws and regulations. See Note 16 to Notes to Consolidated Financial Statements.

There is also substantial federal regulation of our business. Laws and regulations adopted by the federal government, including the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, HIPAA, the USA PATRIOT Act and Do Not Call regulations, establish administrative and compliance requirements applicable to the Company.

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

We conduct business in a heavily regulated industry. See Item 1. Business — “Regulatory and Legislative Matters” for additional information. Changes in the level of government regulation or in the laws and regulations themselves could increase the costs of compliance and result in significant changes to our operations, including potentially causing us to discontinue marketing our products in certain states. Such changes could have a material adverse effect on our financial condition and results of operations.

The new Presidential administration and members of Congress have indicated that they intend to enact federal health care reform measures in the near future. Many of these proposals attempt to reduce the number of uninsured by increasing affordability and expanding access to health insurance, including proposals intended to expand eligibility for public programs and compel individuals and employers to purchase health insurance coverage. Certain of these proposals, if implemented, could partially or fully replace some of our current products.

In addition, a number of states in which we do business are considering legislation intended to increase affordability or expand coverage of the uninsured. For example, in 2008, the California legislature passed a bill that would have required health insurers to maintain at least an 85% medical loss ratio across all lines of business by 2011. The bill was vetoed by the Governor, but similar legislation has been proposed in 2009. We believe that such legislation, if passed, would have a disproportionate effect on health insurers primarily offering products to the individual market and could have a material adverse effect on our business, including causing us to discontinue marketing our products in states where such legislation is passed.

Some of the more significant additional legislative and regulatory developments that could potentially affect our business include the following:

•	Requiring employers to provide health insurance to employees;

•	Requiring individuals to purchase health insurance coverage;

•	Establishing a minimum level of coverage required to satisfy health insurance mandates;

•	Creating an “exchange” or other government entity to distribute insurance coverage;

•	Establishing the federal government as a single payer;

•	Allowing individuals and/or the self-employed to collectively purchase health insurance coverage without any other affiliations;

•	Restricting the ability of health insurers to offer coverage under the “association group” model;

•	Guarantee issue requirements and restricting the ability of health insurers to assess the risk of applicant’s based on health status;

•	Mandating coverage of certain conditions or specified procedures, drugs and devices;

•	Standardizing individual health insurance so as to restrict the ability of health insurers to significantly vary coverage, including the health care services considered to be “covered” or “excluded,” deductible and cost-sharing levels and coverage limits;

•	Restricting the ability of health insurers to rescind coverage based on applicant’s misrepresentations or omissions; and

•	Extending malpractice and other liability exposure for decisions made by health insurers.

We expect the trend of increased legislative activity concerning health care reform to continue and cannot predict with certainty the effect that such proposals, if adopted, could have on our health insurance business and operations. Changes in health care policy could significantly affect our business. Many of the proposals, if adopted, could have a material adverse effect on our financial condition and results of operations.

We must comply with restrictions on customer privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

The use, disclosure and secure handling of individually identifiable health information by our business is subject to federal regulations, including the privacy provisions of the federal Gramm-Leach-Bliley Act and the privacy and security regulations promulgated under HIPAA. See Item 1. Business — “Regulatory and Legislative Matters” for additional information. The HIPAA regulations establish significant criminal penalties and civil sanctions for non-compliance. Our privacy and security practices are also subject to various state laws and regulations. The HIPAA regulations require, among other things, that we enter into specific written agreements with business associates to whom individually identifiable health information is disclosed. Although our contracts with business associates provide for appropriate protections of such information, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and other state and federal privacy and security regulations have required us to implement changes in our programs and systems to maintain compliance and may in the future result in significant expenditures due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by our business associates.

Failure to comply with the terms of the regulatory settlement agreement arising out of the multi-state market conduct examination of our principal insurance subsidiaries could have a material adverse effect on our financial condition and results of operations.

In March 2005, we received notification that the Market Analysis Working Group of the NAIC had chosen the states of Washington and Alaska to lead a multi-state market conduct examination of our principal insurance subsidiaries, MEGA, Mid-West and Chesapeake (the “Insurance Subsidiaries”). On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other “monitoring” states. Thereafter, all states (other than Massachusetts and Delaware) and the District of Columbia, Puerto Rico and Guam signed the RSA, which became effective on August 15, 2008. In connection with the RSA, the Insurance Subsidiaries paid a penalty of $20 million. The RSA includes standards for performance measurement for 13 different required actions which must be implemented on or before December 31, 2009. The Insurance Subsidiaries timely filed semi-annual reports on November 14, 2008 and February 13, 2009. On or before July 1, 2010, the monitoring states will initiate a re-examination to assess the standard for performance measurement. If the re-examination is unfavorable, the Insurance Subsidiaries are subject to additional penalties of up to $10 million. See Note 16 of Notes to Consolidated Financial Statements.

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

Changes in our relationship with membership associations that make available to their members our health insurance products and/or changes in the laws and regulations governing so-called “association group” insurance could have a material adverse effect on our financial condition and results of operations.

As is the case with many of our competitors in the self-employed market, a substantial portion of our health insurance products are issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members our health insurance products are the National Association for the Self-Employed and the Alliance for Affordable Services. The associations provide their members access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members are terminable by us or the association upon not less than one year’s advance notice to the other party. A termination of our agreements with these associations would be fundamentally disruptive to our marketing efforts. We would be unable to offer products through the association master policy and, in certain states, could be required to seek approval of new policy forms and premium rates before resuming marketing efforts. In the event of a termination, the associations could market alternative health insurance products to their association members.

The independent agents within our dedicated agency field force also act as field service representatives (FSRs) for the associations. In this capacity, the FSRs enroll new association members and provide membership retention services. For such services, we and the FSRs receive compensation. One of our subsidiaries, HealthMarkets Lead Marketing Group, Inc., serves as our direct marketing group and generates new membership sales prospect leads for use by the FSRs. HealthMarkets Lead Marketing Group also provides video and print services to the associations. In addition to health insurance premiums derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment and member retention services, fees for association membership marketing and administrative services and fees for certain association member benefits.

While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance, particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis, could have a material adverse impact on our financial condition and results of operations.

Negative publicity regarding our business practices and about the health insurance industry in general may harm our business and could have a material adverse effect on our financial condition and results of operations.

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

Our failure to secure and enhance cost-effective healthcare provider network contracts may result in a loss of insureds and/or higher medical costs and could have a material adverse effect on our financial condition and results of operations.

Our results of operations and competitive position could be adversely affected by our inability to enter into or maintain satisfactory relationships with networks of hospitals, physicians, dentists, pharmacies and other healthcare providers. The failure to secure cost-effective healthcare provider network contracts, the inability to maintain “rental” access to health care provider networks, or the refusal of health care providers to honor the discounts obtained through such networks, may result in a loss of insureds or higher medical costs. In addition, the inability to contract with provider networks, the inability to terminate contracts with existing provider networks and enter into arrangements with new provider networks to serve the same market, and/or the inability of providers to provide adequate care, could have a material adverse effect on our financial condition and results of operations.

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

Current unfavorable economic conditions could adversely affect our business.

General economic, financial market and political conditions could have a material adverse effect on our financial condition and results of operations. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact the sale of our insurance products. For example, our customers may modify, delay or cancel plans to purchase our products, or may choose to reduce the level of coverage purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in the sale of our products and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions may adversely affect our business, including our revenues, profitability and cash flow. In addition, general inflationary pressures may affect the costs of health care, increasing the costs of paying claims.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities, including, but not limited to, state insurance regulators, the U.S. Securities and Exchange Commission and state attorneys general. In light of the difficult economic conditions, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or to otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, either of which in turn could have a material adverse effect on our financial condition and results of operations.

The value of our investments is influenced by varying economic and market conditions and a decrease in value could have an adverse effect on our financial condition and results of operations and liquidity.

Our investment portfolio is comprised primarily of investments classified as securities available for sale. The fair value of our available for sale securities was $805.2 million and represented approximately 42% of our total consolidated assets at December 31, 2008. These investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of shareholders’ equity, unless the decline in value is deemed to be other than temporary. For our available for sale investments, if a decline in value is deemed to be other than temporary, the security is deemed to be other than temporarily impaired and it is written down to fair value and the loss is recorded as an expense in earnings. In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other than temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis (or more frequently if certain indicators arise), using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2008, we recorded $26.0 million of charges for other than temporary impairment of securities. Given the current volatile market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other than temporary impairments may result in realized losses in future periods which could have a material adverse effect on our financial condition and results of operations.

Adverse securities and credit market conditions could have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

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

Failure of our insurance subsidiaries to maintain their current insurance ratings could have a material adverse effect on our financial condition and results of operations.

Our principal insurance subsidiaries are currently rated by A.M. Best, Fitch and S&P and experienced downgrades in financial strength ratings during 2008. These ratings are subject to periodic review by the ratings agencies and there can be no assurances that we will be able to maintain these current ratings. A downward adjustment in rating by A.M. Best, Fitch and/or S&P of our insurance subsidiaries could have a material adverse effect on our financial condition and results of operations. If our ratings are lowered from their current levels, our competitive position could be materially adversely affected and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings practices and could, as a result, become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well.

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

Litigation or settlements thereof may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation with private parties or governmental authorities may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies, including us, have been named as defendants in class actions relating to market conduct or sales practices.

For our general claim litigation, we establish reserves based on experience to satisfy judgments and settlements in the normal course. Management expects that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to the consolidated financial condition of the Company. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 16 of Notes to Consolidated Financial Statements, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

Changes in our relationship with the agents who sell our products resulting from Fair Labor Standards Act litigation could require us to revise our business practices.

HealthMarkets is a party to actions filed under the Fair Labor Standards Act (“FLSA”) in which plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) allege that that they were employees within the meaning of the FLSA and are therefore entitled to recover unpaid overtime wages under the terms of the FLSA. In October 2008, the United States Fifth Circuit Court of Appeals affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the

FLSA and remanded the case to the trial court for further proceedings. See Note 16 of Notes to Consolidated Financial Statements. As a result of this ruling, the Company is in the process of evaluating various changes in its relationship with agents, including the structure of its sales force and the manner in which we contract, communicate and interact with agents. At present, it is unclear what effect these matters, and the changes under consideration by the Company, may have on the Company’s consolidated financial condition and results of operations.

We have recently experienced significant turnover in senior management. If we are unable to manage the succession of our key executives, it could adversely affect our business.

Over the past year, we have experienced a high turnover in our senior management team. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We continue to evaluate the profitability of our existing businesses and operations. From time to time, we review potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contract terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. For divestures, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfil these obligations could lead to future financial loss on our part. In addition, any divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets. For example, the reinsurance transaction involving our former Life Insurance Division resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs with the remainder of $8.5 million recorded in “Realized gains (losses)” in the Company’s consolidated statement of income (loss). See Note 2 of Notes to Consolidated Financial Statements. In addition, potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

A failure of our information systems to provide timely and accurate information could have a material adverse effect on our financial condition and results of operations.

Information processing is critical to our business, and a failure of our information systems to provide timely and accurate information could have a material adverse effect on our financial condition and results of operations. The failure to maintain an effective and efficient information system or disruptions in our information system could cause disruptions in our business operations, including (a) failure to comply with prompt pay laws; (b) loss of existing insureds; (c) difficulty in attracting new insureds; (d) disputes with insureds, providers and agents; (e) regulatory problems; (f) increases in administrative expenses; and (g) other adverse consequences.

Natural disasters, could severely damage or interrupt our systems and operations and result in an adverse effect on our business.

Natural disasters such as fire, flood, earthquake, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our customers. We have in place a disaster recovery plan which is intended to provide us with the ability to maintain our operations in the event of a natural disaster. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our financial condition and results of operations.

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

See Note 16 of Notes to Consolidated Financial Statements, the terms of which are incorporated by reference herein.

Item 4.	Submissions of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders on November 21, 2008. As of September 30, 2008 (the record date for the meeting) 31,026,166 shares of common stock were issued and 29,779,355 shares of common stock were outstanding, consisting of 26,896,325 shares of Class A-1 common stock and 2,883,030 shares of Class A-2 common stock.

The only matter submitted to a vote of security holders at the Special Meeting of Stockholders was a proposal seeking approval of an amendment to the HealthMarkets 2006 Management Stock Option Plan (the “2006 Plan”), in order to increase the number of shares of the Company’s Class A-1 common stock issuable under the 2006 Plan, the number of shares issuable to any individual participant in any year and the number of shares that may be granted as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, in each case, by 1,750,000 shares, from 1,489,741 to 3,239,741. The results of the voting for the proposal to amend the 2006 Plan were as follows:

For	Against	Abstain

26,848,143	0	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Class A-1 and Class A-2 common stock are not listed for trading on The New York Stock Exchange or any other exchange and are not readily tradable or salable in any public market. As of March 2, 2009, there were approximately 30 holders of record of Class A-1 common stock and 1,035 holders of record of Class A-2 common stock.

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, the Company paid dividends to stockholders in the aggregate of $317.0 million. The Company did not declare or pay dividends on shares of its common stock in 2008.

During the year ended December, 2008, the Company issued an aggregate of 112,354 unregistered shares of its Class A-1 common stock to newly-appointed executive officers of the Company. In particular, the Company issued 40,901 unregistered non-vested shares in accordance with employment agreements and executive officers of the Company purchased 71,453 shares of the Company’s Class A-1 common stock for aggregate consideration of $2.3 million (or $32.66 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.

Issuer Purchases of Equity Securities

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-1 common stock during each of the months in the twelve-month period ended December 31, 2008.

Issuer Purchase of Equity Securities — Class A-1
Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares That May yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	the Plan or Program

01/1/08-01/31/08	—	—	—	—
02/1/08-02/28/08	—	—	—	—
03/1/08-03/31/08	—	—	—	—
04/1/08-04/30/08	—	—	—	—
05/1/08-05/31/08	—	—	—	—
06/1/08-06/30/08	91,577	34.80	—	—
07/1/08-07/31/08	—	—	—	—
08/1/08-08/31/08	—	—	—	—
09/1/08-09/30/08	56,725	24.00	—	—
10/1/08-10/31/08	—	—	—	—
11/1/08-11/30/08	8,861	23.37	—	—
12/1/08-12/31/08	10,166	23.37	—	—

Totals	167,329	29.84	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 167,329 Class A-1 shares purchased from current or former officers of the Company. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of purchase.

Set forth below is a summary of the Company’s purchases of shares of HealthMarkets, Inc. Class A-2 common stock during each of the months in the twelve-month period ended December 31, 2008:

	Issuer Purchase of Equity Securities — Class A-2
			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares That May yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	the Plan or Program

01/1/08-01/31/08	54,983	42.03	—	—
02/1/08-02/28/08	—	—	—	—
03/1/08-03/31/08	53,562	35.00	—	—
04/1/08-04/30/08	442,662	35.01	—	—
05/1/08-05/31/08	270,563	34.80	—	—
06/1/08-06/30/08	160,680	34.80	—	—
07/1/08-07/31/08	169,814	34.80	—	—
08/1/08-08/31/08	205,722	24.00	—	—
09/1/08-09/30/08	61,689	24.00	—	—
10/1/08-10/31/08	115,779	24.00	—	—
11/1/08-11/30/08	60,233	23.37	—	—
12/1/08-12/31/08	79,443	23.37	—	—

Totals	1,675,130	31.68	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 1,595,239 Class A-2 shares purchased from the stock accumulation plans established for the benefit of the Company’s agents and 79,891 Class A-2 shares purchased from former participants in the stock accumulation plans. These shares were reflected as treasury shares on the Company’s Consolidated Balance Sheet at the time of the purchase.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to shares of the Company’s Class A-1 and Class A-2 common stock that may be issued under HealthMarkets’ equity compensation plans as of December 31, 2008:

Number of
	Number of		Securities Remaining
	Securities to be	Weighted-Average	Available for Future
	Issued upon Exercise	Exercise Price	Issuance Under Equity
	of Outstanding	of Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,183,257 (1)	$30.74	3,548,333 (2)
Equity compensation plans not Approved by security holders	1,259,412 (3)	N/A	3,868,633 (4)

Total	3,442,669	$19.50	7,416,966

(1)	Includes 28,408 stock options exercisable at a weighted average exercise price of $7.34 under the UICI 1987 Stock Option Plan. Also includes 2,154,849 stock options granted at a weighted average exercise price of $31.05 under the HealthMarkets 2006 Management Stock Option Plan.

(2)	Includes securities available for future issuance as follows: UICI 1987 Stock Option Plan, 2,537,195 shares; HealthMarkets 2006 Management Stock Option Plan, 1,011,138 shares.

(3)	Includes (a) 796,690 shares issuable upon vesting of matching credits granted to participants under the Agency Matching Total Ownership Plan and (b) 462,722 shares issuable upon vesting of matching credits granted to participants under the Matching Agency Contribution Plan.

(4)	Includes securities available for future issuance as follows: Agents’ Matching Total Ownership Plan, 1,627,019 shares; Matching Agency Contribution Plan, 2,241,614 shares.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for each of the five years in the period ended December 31, 2008 has been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and operating ratios)

Income Statement Data:
Revenues from continuing operations	$1,416,860	$1,583,822	$2,134,341	$2,110,915	$2,061,130
Income (loss) from continuing operations before income taxes	(77,205)	117,621	350,870	310,804	221,075
Income (loss) from continuing operations	(48,357)	68,439	216,634	201,445	145,284
Income (loss) from discontinued operations	(5,098)	1,720	21,104	2,056	16,274
Net income (loss)	$(53,455)	$70,159	$237,738	$203,501	$161,558

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and operating ratios)

Per Share Data:
Earnings (loss) per share from
continuing operations:
Basic earnings (loss) per common share	$(1.60)	$2.25	$6.20	$4.37	$3.16
Diluted earnings (loss) per common share	$(1.60)	$2.18	$6.07	$4.31	$3.07
Earnings (loss) per share from discontinued operations:
Basic earnings (loss) per common share	$(0.17)	$0.06	$0.60	$0.04	$0.34
Diluted earnings (loss) per common share	$(0.17)	$0.06	$0.59	$0.04	$0.33
Earnings (loss) per share:
Basic earnings (loss) per common share	$(1.77)	$2.31	$6.80	$4.41	$3.50
Diluted earnings (loss) per common share	$(1.77)	$2.24	$6.66	$4.35	$3.40
Operating Ratios:
Health Ratios:
Loss ratio	65%	57%	57%	57%	61%
Expense ratio	36	38	32	31	33

Combined health ratio	101%	95%	89%	88%	94%

Balance Sheet Data:
Total investments, cash and cash overdraft.	$1,127,945	$1,495,910	$1,834,481	$1,773,554	$1,709,973
Total assets	1,916,713	2,155,582	2,594,829	2,371,530	2,345,658
Total policy liabilities	973,046	1,001,406	1,135,174	1,174,264	1,258,671
Total debt	481,070	481,070	556,070	15,470	15,470
Stockholders’ equity	197,925	306,260	524,385	871,081	714,145
Stockholders’ equity per share	$6.68	$10.03	$17.53	$18.88	$15.62

Loss ratio.  The loss ratio is defined as benefits, claims and settlement expenses as a percentage of earned premiums (excludes Life Insurance Division).

Expense ratio.  The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premiums (excludes Life Insurance Division).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with HealthMarkets’ consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains certain statements which may be considered forward-looking. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Additionally, the Company may also disclose financial information on a non-GAAP basis when management uses this information and believes this information will be valuable to investors in measuring the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Overview

The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s Self-Employed Agency Division (“SEA”), the Medicare Division and the Other Insurance Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.

Through our SEA Division, we offer a broad range of health insurance products for individuals, families, the self-employed and small businesses. Our plans are designed to accommodate individual needs and include basic hospital-medical expense plans, plans with preferred provider organization (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage.

We market these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. The Company has approximately 1,300 independent writing agents per week in the field selling health insurance in 44 states.

In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) — called HealthMarkets Care Assured PlansSM (“HMCA Plans”) — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). The HMCA Plans were offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provided enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits, and vision, dental and hearing services. In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.

Our Other Insurance Division consists of ZON Re-USA, LLC (“ZON Re”), an 82.5%-owned subsidiary, which underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. We expect to exit this line of business in 2009, with the existing reinsurance business managed to final termination of substantially all liabilities.

Exit from Life Insurance Division Business

On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC, a subsidiary of the Company, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The Chesapeake Life Insurance Company (“Chesapeake”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The MEGA Life and Health Insurance Company (“MEGA”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).

Under the terms of the Coinsurance Agreements, Wilton has assumed responsibility for all insurance liabilities associated with the Coinsured Policies. The Ceding Companies have transferred to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount was approximately $344.5 million. Wilton has agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. As a result, in accordance with guidance provided in Financial Accounting Standard No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, the Company reported and will continue to report the policy liabilities ceded to Wilton under “Policy liabilities” and record a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheet.

The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s deferred acquisition costs (“DAC”) with the remainder of $8.5 million recorded in “Realized gains (losses)” in the Company’s consolidated statement of income (loss).

The Master Agreement and Coinsurance Agreements provide for certain financial settlements following the Closing Date, including, without limitation, settlements with respect to the cash transferred to Wilton for statutory reserves and liabilities corresponding to the Coinsured Policies, and the cash flows arising out of the Coinsured Policies between the Coinsurance Effective Date and the Closing Date. We are currently in the process of resolving the financial settlements with Wilton; however, there can be no assurance that the financial settlements will be favorably resolved. The failure to favorably resolve the financial settlements could result in additional expense recorded; however, we do not currently believe that the outcome of the financial settlements will have a material adverse effect on the Company’s financial condition and results of operations.

In connection with these transactions the Company incurred $6.5 million in investment banker fees and legal fees recorded as “Other expense” on the Company’s consolidated statement of income (loss) for the year ended December 31, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expenses,” on its consolidated statement of income (loss) during 2008. In addition, the Company incurred interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. The Ceding Companies also wrote-off DAC of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of DAC correspondingly reduced the related deferred tax assets by $36.7 million. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Exit from the Medicare Market

In late 2007, we expanded into the Medicare market by offering a new portfolio of Medicare Advantage PFFS — called HMCA Plans — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (HR. 6331) was enacted, resulting in significant changes to the Medicare program. These changes include, among other things, the phased elimination of Medicare Advantage PFFS “deeming” arrangements with providers beginning in 2011. Based on our determination that this new law would make it difficult for the Company to operate effectively in the Medicare market, in July 2008, we decided that the Company would not participate in the Medicare Advantage marketplace beyond the current year. We will continue to fulfill our remaining obligations under the 2008 calendar year Medicare contract with CMS.

2006 Sales of Student Insurance Division and Star HRG Division

In July 2006 and December 2006, in two separate transactions, we sold the assets comprising our former Star HRG Division and our former Student Insurance Division. In connection with these sales, we recorded an aggregate pre-tax gain in 2006 of $201.7 million, of which $101.5 million was attributable to the Star HRG transaction and $100.2 million was attributable to the Student Insurance transaction.

As part of the sale transactions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which (a) the purchasers agreed to assume liability for all future claims associated with the policies in force as of the respective closing dates and (b) the Company’s insurance subsidiaries transferred to the purchasers cash in an amount equal to the actuarial estimate of those future claims. While under the terms of the coinsurance agreements the Company’s insurance subsidiaries have recorded a ceded liability for all future claims made on the insurance policies in force at the closing date, as the insurance subsidiaries remain primarily liable on those policies. Accordingly, at December 31, 2008 and 2007 the Company continues to report the policy liabilities ceded to and assumed by the purchasers under the coinsurance agreements as “Policy liabilities”, with a corresponding “Reinsurance recoverable — ceded policy liabilities” asset on its consolidated balance sheet. In addition, the Company will continue to report in future periods the residual results of operations of these businesses (anticipated to consist solely of residual wind-down expenses and any true-up provision associated with the sales, primarily of the Student Insurance Division) in continuing operations and classified as Disposed Operations. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the terms of the sales of the Star HRG Division and Student Insurance Division assets.

Results of Operations

The table below sets forth certain summary information about our consolidated operating results for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Revenue:
Health Premiums	$1,262,412	(4)%	$1,311,733	(22)%	$1,671,571
Life premiums and other considerations	38,024	(46)%	70,460	7%	65,675

	1,300,436	(6)%	1,382,193	(20)%	1,737,246
Investment income	60,235	(35)%	92,231	0%	92,615
Other income	80,047	(24)%	105,923	2%	103,936
Realized gains (losses)	(23,858)	(787)%	3,475	(98)%	200,544

Total revenues	1,416,860	(11)%	1,583,822	(26)%	2,134,341
Benefits and Expenses:
Benefits, claims, and settlement expenses	856,994	7%	801,783	(20)%	996,617
Underwriting, acquisition and insurance expenses	494,077	(8)%	536,168	(10)%	597,766
Other expenses	101,298	20%	84,641	(45)%	154,265
Interest expense	41,696	(4)%	43,609	25%	34,823

Total benefits and expenses	1,494,065	2%	1,466,201	(18)%	1,783,471

Income (loss) from continuing operations before income taxes	(77,205)	(166)%	117,621	(66)%	350,870
Federal income tax expense (benefit)	(28,848)	(159)%	49,182	(63)%	134,236

Income (loss) from continuing operations	(48,357)	(171)%	68,439	(68)%	216,634
Income (loss) from discontinued operations (net of income tax)	(5,098)	(396)%	1,720	(92)%	21,104

Net income (loss)	$(53,455)	(176)%	$70,159	(70)%	$237,738

As more fully discussed above, the Company entered into Coinsurance Agreements in connection with its exit from the Life Insurance Division business during 2008 and sold the assets comprising our former Star HRG Division and our former Student Insurance Division in 2006. HealthMarkets management believes that comparisons between years are most meaningful after the reclassification and netting of the operating revenues and expenses attributable to these divisions to the line item “Income (loss) from disposed operations, net of income tax,” which is a non-GAAP measure:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Revenue:
Health Premiums	$1,261,497	(4)%	$1,309,549	(4)%	$1,361,480
Life premiums and other considerations	2,502	(7)%	2,695	0%	2,691

	1,263,999	(4)%	1,312,244	(4)%	1,364,171
Investment income	49,919	(30)%	71,629	7%	67,142
Other income	79,095	(24)%	104,452	5%	99,275
Realized gains (losses)	(23,983)	(790)%	3,475	(98)%	200,544

Total revenues	1,369,030	(8)%	1,491,800	(14)%	1,731,132
Benefits and Expenses
Benefits, claims, and settlement expenses	824,280	10%	748,344	1%	740,436
Underwriting, acquisition and insurance expenses	455,421	(9)%	500,621	6%	470,825
Other expenses	101,198	21%	84,546	(45)%	153,988
Interest expense	41,696	(4)%	43,609	25%	34,823

Total benefits and expenses	1,422,595	3%	1,377,120	(2)%	1,400,072

Income (loss) from continuing operations before income taxes	(53,565)	(147)%	114,680	(65)%	331,060
Federal income tax expense (benefit)	(19,943)	(141)%	48,223	(62)%	127,573

Income (loss) from continuing operations (excluding disposed operations)	(33,622)	(151)%	66,457	(67)%	203,487
Income (loss) from discontinued operation, net of tax	(5,098)	(396)%	1,720	(92)%	21,104

Income (loss) excluding disposed operations	(38,720)	(157)%	68,177	(70)%	224,591
Income (loss) from disposed operations, net of tax	(14,735)	(843)%	1,982	(85)%	13,147

Net income (loss)	$(53,455)	(176)%	$70,159	(70)%	$237,738

Revenue

Our revenues consist primarily of premiums derived from sales of our indemnity, PPO and life insurance policies. Premiums on health insurance contracts are recognized as earned over the period of coverage on a pro rata basis. Premiums on traditional life insurance are recognized as revenue when due. Revenues also include investment income derived from our investment portfolio and other income, which consists primarily of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

The table below sets forth premium by insurance division for each of the three most recent fiscal years (excluding for all periods presented premium associated with our former Life Insurance Division, Star HRG Division and Student Insurance Division):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Premium:
Self-Employed Agency Division	$1,140,499	$1,282,249	$1,330,298
Medicare	96,369	—	—
Other Insurance	27,131	29,995	33,873

Total premium	$1,263,999	$1,312,244	$1,364,171

Benefits and Expenses

The Company’s expenses consist primarily of insurance claims expense and expenses associated with the underwriting and acquisition of insurance policies. Claims expenses consist primarily of payments to physicians, hospitals and other healthcare providers under health policies and include an estimated amount for incurred but not reported and unpaid claims. Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes. The Company also incurs other direct expenses in connection with generating income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products.

Business Segments

The following is a comparative discussion of results of operations for the Company’s business segments and divisions — the Insurance segment, Corporate and Disposed Operations, which consists of the Life Insurance Division, the Student Insurance Division and the Star HRG Division.

Revenues and income (loss) from continuing operations before federal income taxes (“operating income (loss)”) for each of the Company’s business segments and divisions in 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Insurance:
Self-Employed Agency Division	$1,248,434	$1,417,952	$1,462,088
Medicare Division	96,725	—	—
Other Insurance	29,205	31,866	35,337

Total Insurance	1,374,364	1,449,818	1,497,425

Corporate:	(5,166)	42,771	234,617
Intersegment Eliminations	(167)	(789)	(910)

Total revenues excluding disposed operations	1,369,031	1,491,800	1,731,132
Disposed Operations:
Life Insurance Division	47,704	92,022	87,782
Student Insurance Division	—	—	240,050
Star HRG	125	—	75,377

Total Disposed Operations	47,829	92,022	403,209

Total revenues	$1,416,860	$1,583,822	$2,134,341

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations before federal income taxes:
Insurance:
Self-Employed Agency Division	$55,634	$150,449	$236,466
Medicare Division	(14,858)	(12,424)	—
Other Insurance	4,418	7,909	5,488

Total Insurance	45,194	145,934	241,954
Corporate:	(98,759)	(31,254)	89,106

Total operating income (loss) excluding disposed operations	(53,565)	114,680	331,060
Disposed Operations:
Life Insurance Division	(23,399)	2,550	5,264
Student Insurance Division	(359)	192	12,238
Star HRG Division	118	199	2,308

Total Disposed Operations	(23,640)	2,941	19,810

Total income (loss) from continuing operations before federal income taxes	$(77,205)	$117,621	$350,870

Insurance

Set forth below is certain summary financial and operating data for the Company’s Insurance segment for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Revenues:
Earned premium revenue	$1,263,999	(4)%	$1,312,244	(4)%	$1,364,171
Investment income	31,324	(3)%	32,439	(2)%	33,165
Other income	79,041	(25)%	105,135	5%	100,089

Total revenues	1,374,364	(5)%	1,449,818	(3)%	1,497,425
Expenses:
Benefits, claims and settlement expenses	824,279	10%	748,344	1%	740,436
Underwriting, acquisition and insurance expenses	462,345	(8)%	501,844	10%	455,133
Other expenses	42,546	(21)%	53,696	(10)%	59,902

Total expenses	1,329,170	2%	1,303,884	4%	1,255,471

Operating income	$45,194	(69)%	$145,934	(40)%	$241,954

The Insurance segment includes the Company’s SEA Division, the Medicare Division and Other Insurance Division. Management reviews results of operations for the Insurance segment by reviewing each of the above mentioned divisions.

Self-Employed Agency Division

Set forth below is certain summary financial and operating data for the Company’s SEA Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Revenues:
Earned premium revenue	$1,140,499	(11)%	$1,282,249	(4)%	$1,330,298
Investment income	29,149	(5)%	30,840	(3)%	31,809
Other income	78,786	(25)%	104,863	5%	99,981

Total revenues	1,248,434	(12)%	1,417,952	(3)%	1,462,088
Expenses:
Benefits, claims and settlement expenses	729,747	(1)%	735,701	2%	721,688
Underwriting, acquisition and insurance expenses	420,508	(12)%	478,106	8%	444,032
Other expenses	42,545	(21)%	53,696	(10)%	59,902

Total expenses	1,192,800	(6)%	1,267,503	3%	1,225,622

Operating income	$55,634	(63)%	$150,449	(36)%	$236,466

Other operating data:
Loss ratio	64.0%	(12)%	57.4%	6%	54.3%
Expense ratio	36.9%	(1)%	37.3%	12%	33.3%

Combined health ratio	100.9%	7%	94.7%	8%	87.6%

Operating margin	4.9%	(58)%	11.7%	(34)%	17.8%
Average number of writing agents in period	1,264	(33)%	1,874	(13)%	2,143
Submitted annualized volume	$461,317	(32)%	$680,060	(14)%	$791,152

Loss Ratio.  The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio.  The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

Operating Margin.  Operating margin is defined as operating income as a percentage of earned premium revenue.

Submitted Annualized Volume.  Submitted annualized premium volume in any period is the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents in such period for underwriting by the Company.

Year Ended December 31, 2008 versus December 31, 2007

For 2008, the SEA Division reported operating income of $55.6 million compared to $150.4 million in 2007, a decrease of $94.8 million or 63.0%. The decrease in operating income is primarily attributable to a decrease in earned premium revenue of 11.1% and a decrease in investment and other income of 20.5%, which was slightly offset by a decrease in total expenses of 6.0%. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in 2008 was 4.9% compared to 11.7% in 2007.

Earned premium revenue at the SEA Division was $1.1 billion in 2008 compared to $1.3 billion in 2007, a decrease of $141.8 million or 11.1%. This decrease is primarily attributable to a decrease in submitted annualized premium volume and a decrease in the average number of policies in force during the year. With respect to submitted annualized premium volume, the Company experienced a decrease of $218.8 million, or 32.2% in 2008 from $680.1 million in 2007 to $461.3 million in 2008. The decrease in earned premium revenue reflects an attrition rate that exceeds the pace of new sales. With respect to new sales, the Company is experiencing increased competition in the marketplace, as well as a decrease of approximately 32.6% in the average number of writing agents in our dedicated agency sales force. In addition, there was an increased focus, particularly in the first quarter of 2008, on our new Medicare products offered, which led to a decreased focus on our core health products in the SEA Division. The Company exited the Medicare Advantage marketplace on December 31, 2008 and its focus for 2009 will return to the Company’s core health products. With respect to the average number of polices in force during the year, the decrease is attributable to a decrease in new policies issued during 2008 compared to prior year and lower persistency on existing policies. Total policies in force decreased by 42,700 policies or 13.2% during the year to approximately 281,700 during 2008 as compared to approximately 324,400 during 2007.

The increase in the loss ratio reflects an ongoing gradual shift in product mix to the Company’s CareOne product suite and other PPO products which are designed to provide a higher proportion of premium dollars as benefits. For the last two years the Company’s sales efforts have been focused on new PPO type products, which, by design, have a higher loss ratio than the Company’s previous products that were largely per occurrence or scheduled benefit products. In addition, as previously disclosed, during 2007, the Company made various refinements to the claim liability estimates.

Underwriting, acquisition and insurance expenses decreased to $420.5 million in 2008 from $478.1 million in 2007, a decrease of $57.6 million or 12.0%. The decrease partially reflects the variable nature of certain expenses, including commission expenses and premium taxes, which are included in these amounts. Commission expenses and premium taxes generally vary in proportion to earned premium revenue. This decrease from 2007 also resulted from a $20.0 million expense associated with the settlement of the multi-state market conduct examination recognized in 2007 and an $8.0 million asset impairment charge in 2007 associated with two technology assets that we determined were no longer of value to the Company.

Other income and other expenses both decreased in the current period compared to the prior year period. Other income largely consists of fee and other income received for sales of association memberships by our dedicated agency sales force. Sales of association memberships by our dedicated agency sales force tend to move in tandem with sales of health insurance policies; consequently, this decrease in other income is consistent with the decline in earned premiums and new sales. Other expenses consist of amounts incurred for bonuses and other compensation provided to the agents, which are based on policy sales during the current year.

Year Ended December 31, 2007 versus December 31, 2006

For 2007, the SEA Division reported operating income of $150.4 million compared to $236.5 million in 2006, a decrease of $86.1 million or 36.4%. Operating margin in 2007 was 11.7% compared to 17.8% in 2006. Operating income for the SEA Division in 2007 was negatively impacted by a decrease in earned premium revenue, an increase in the loss ratio, and an increase in underwriting, acquisition and insurance expenses.

Earned premium revenue at the SEA Division decreased by $48.0 million or 3.6% to $1.3 billion in 2007 compared to $1.3 billion in 2006. This decrease in earned premium revenue was primarily attributable to a slight decrease in policy persistency rates, a decline in submitted annualized premium volume, and a decrease in the conversion rate of submitted policies to issue policies. The period over period decrease in submitted annualized premium volume was due to a decrease in the average number of writing agents in the field from 2,143 during 2006 to 1,874 during 2007. In addition, the productivity of the writing agents decreased 6.6% based on the average number of weekly applications submitted per writing agent. The decrease in conversion experience on submitted policies was at least partly expected as it reflects the implementation of more rigorous underwriting procedures.

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

Underwriting, acquisition and insurance expenses increased to $478.1 million in 2007 from $444.0 million in 2006, an increase of $34.1 million or 7.7%. In 2007, the Company recognized a $20.0 million expense associated with the potential settlement of the multi-state market conduct examination (See Note 16 of Notes to Consolidated Financial Statements) and an $8.0 million asset impairment charge in 2007 associated with two technology assets that we determined were no longer of value to the Company. In addition, we incurred consulting and professional fees for various operational and technology focused initiatives that were new in 2007.

Medicare Division

Set forth below is certain summary financial and operating data for the Company’s Medicare Division for each of the two most recent fiscal years:

	2008	2007
	(Dollars in thousands)

Revenues:
Earned premium revenue	$96,369	$—
Investment income	356	—

Total revenues	96,725	—
Benefits and expenses:
Benefits expenses	80,305	—
Underwriting, acquisition and insurance expenses	31,278	12,424

Total expenses	111,583	12,424

Operating income (loss)	$(14,858)	$(12,424)

Other operating data:
Loss ratio	83.3%
Expense ratio	32.5%

Combined ratio	115.8%

Loss ratio.  The loss ratio represents total benefit expenses as a percentage of earned premium revenue.

Expense ratio.  The expense ratio represents underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage PFFS — called HMCA Plans — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by our Chesapeake subsidiary, under a contract with CMS.

In July 2008, the Company decided that it would not participate in the Medicare Advantage marketplace beyond the current year. The Company will continue to fulfill its remaining obligation under the 2008 calendar year Medicare contract.

Year Ended December 31, 2008 versus December 31, 2007

The Medicare Division produced $96.4 million in earned premium in 2008 on 118,961 member months. The Company had approximately 9,975 enrolled members as of December 31, 2008. Benefit expenses for 2008 of $80.3 million resulted in a loss ratio of 83.3% consistent with the Company’s expectations after adjusting for the actual member risk scores as provided by CMS. Underwriting, acquisition and insurance expenses of $31.3 million for 2008 and $12.4 for 2007 include commissions, marketing costs, and all administrative and operating costs.

Additionally, the underwriting, acquisition and insurance expenses in 2008 include a minimum volume guarantee fee and contract termination cost of $4.9 million payable to the Company’s third-party administrator in connection with the decision to exit the Medicare Advantage PFFS market.

In connection with its exit from the Medicare market, the Company also incurred employee termination costs of $2.8 million and recorded asset impairment charges of $1.1 million for 2008, which were recorded in “Underwriting, acquisition and insurance expenses” on the consolidated statement of income (loss). The asset impairment charges were primarily related to certain Medicare specific technology projects in development. The Company believes that its exit from the Medicare market will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, but may potentially have a material adverse effect on the results of operations or cash flows in any given accounting period.

Other Insurance

Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Revenues:
Earned premium revenue	$27,131	(10)%	$29,995	(11)%	$33,873
Investment income	1,819	14%	1,599	18%	1,356
Other income	255	(6)%	272	152%	108

Total revenues	29,205	(8)%	31,866	(10)%	35,337
Expenses:
Benefits, claims and settlement expenses	14,228	13%	12,643	(33)%	18,748
Underwriting, acquisition and insurance expenses	10,559	(7)%	11,314	2%	11,101

Total expenses	24,787	3%	23,957	(20)%	29,849

Operating income	$4,418	(44)%	$7,909	44%	$5,488

Other operating data:
Loss ratio	52.4%	24%	42.2%	(24)%	55.3%
Expense ratio	38.9%	3%	37.7%	15%	32.8%

Combined ratio	91.3%	14%	79.9%	(9)%	88.1%

Operating margin	16.3%	(38)%	26.4%	63%	16.2%

Loss Ratio.  The loss ratio is defined as benefits expense as a percentage of earned premium revenue.

Expense Ratio.  The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

Operating Margin.  Operating margin is defined as operating income as a percentage of earned premium revenue.

Our Other Insurance Division consists of ZON Re, which underwrites, administers and issues accidental death, accidental death and dismemberment, accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We expect to exit this line of business in 2009, with the existing reinsurance business managed to final termination of substantially all liabilities.

Year Ended December 31, 2008 versus December 31, 2007

In 2008, ZON Re generated operating income of $4.4 million compared to $7.9 million in 2007, a decrease of $3.5 million or 44.3%. The results for 2008 reflect adverse claim experience, in particular the impact of a large catastrophic claim on reinsured excess loss business in the amount of $2.3 million. The decrease in underwriting, acquisition and insurance expenses for the current year includes a decrease in the incentive compensation plan tied to the current period profitability and a decrease in litigation expenses compared to the prior year periods.

Earned premium revenues were $27.1 million in 2008 as compared with $30.0 million in 2007, a decrease of $2.9 million or 9.7%. In 2008, our principal insurance subsidiaries experienced downgrades in their financial strength ratings which had a negative effect on the growth of this business and our ability to maintain ZON Re’s current level of operating income. As such, we expect to exit this line of business in 2009, with the existing reinsurance business managed to final termination of substantially all liabilities.

Benefits expenses were $14.2 million in 2008 as compared with $12.6 million in 2007, an increase of $1.6 million or 12.7%. Benefits expenses increased in both dollars and in relation to earned premium revenue as expressed by the loss ratio of 52.4% in 2008, which is 24.2% higher than the loss ratio in 2007 of 42.2%. The increase in the loss ratio in 2008 reflected unfavorable claim experience in the current year related to a large catastrophic claim.

Year Ended December 31, 2007 versus December 31, 2006

Earned premium revenue decreased by $3.9 million or 11.5% to $30.0 million in 2007 compared to $33.9 million in 2006. During 2007, we experienced an increase in competitive pressure, which impacted new and renewal business.

Benefits expenses decreased in both dollars and in relation to earned premium revenue as expressed by the loss ratio of 42.2% in 2007, or 23.7% lower than the loss ratio in 2006 of 55.3%. The reduction in the loss ratio in 2007 reflected favorable claim experience in the current year including refinements to the reserve calculations.

Corporate

Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation and general expenses relating to corporate operations. In 2006, the incremental costs associated with the acquisition of the Company by the Private Equity Investors were reported in Corporate.

Set forth below is a summary of the components of operating income (loss) at the Company’s Corporate segment for each of the three most recent fiscal years:

	Year Ended December 31,
		Percentage		Percentage
		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
	(Dollars in thousands)

Operating income (loss):
Investment income on equity	$18,817	(52)%	$39,538	16%	$34,135
Realized gains (losses) on investments	(20,527)	NM	5,201	NM	1,518
Realized gain on sale of Student Insurance	5,000	NM	1,200	NM	100,166
Realized gain (loss) on sale of Life Insurance Division	(8,456)	NM	—	NM	—
Realized gain on sale of Star HRG	—	NM	—	NM	101,497
Expense related to early extinguishment of debt	—	NM	(2,926)	11%	(2,637)
Merger transaction expenses	—	NM	—	NM	(48,019)
Interest expense on corporate debt	(41,696)	(4)%	(43,609)	25%	(34,823)
Variable stock-based compensation benefit (expense)	6,758	NM	482	NM	(16,603)
General corporate expenses and other	(58,655)	(88)%	(31,140)	(32)%	(46,128)

Operating income (loss)	$(98,759)	NM	$(31,254)	NM	$89,106

NM:	Not meaningful

Year Ended December 31, 2008 versus December 31, 2007

Corporate reported an operating loss in 2008 of $98.8 million, compared to operating loss of $31.3 million in 2007.

Investment income not allocated to the Insurance segment (investment income on equity) decreased $20.7 million, from $39.5 million in 2007 to $18.8 million in 2008. The decrease is primarily related to a decrease in income on our equity investments, a decrease in the average fixed maturities balance and a decrease in the short-term rates from prior year.

Interest expense on corporate debt decreased $1.9 million from $43.6 million in 2007 to $41.7 million in 2008. The decrease is due to a lower outstanding principal balance in 2008 on corporate debt reflecting a $75.0 million principal payment in the second quarter of 2007. However, the Company incurred additional interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date of the Life Insurance Division transaction (July 1, 2008) and the actual Closing Date (September 30, 2008).

The Company recognized realized losses of $20.5 million during 2008 as compared to realized gains of $5.2 million during 2007. Realized losses for 2008 were primarily due to impairment charges recognized on certain fixed maturities investments of $26.0 million. These impairment charges resulted from other than temporary reductions in the fair value of these investments compared to the Company’s cost basis. See Note 4 of Notes to Consolidated Financial Statements for additional information. Additionally, realized losses for 2008 includes $8.5 million of losses related to the Coinsurance Agreements entered into in connection with the Life Insurance Division, which was partially offset by the realization of $5.5 million of contingent consideration associated with the sale of the former Student Insurance Division. See Note 2 of Notes to Consolidated Financial Statements for additional information.

We maintain, for the benefit of our independent agents, various stock-based compensation plans. In connection with these plans, we record a non-cash variable stock-based compensation benefit or expense based on the performance of the fair value of the Company’s common stock. The Company recorded a variable stock-based compensation benefit of $6.8 million for 2008 as compared with a $482,000 benefit in 2007. The 2008 benefit is primarily a reflection of a 46% decrease in the value of the Company’s share price on December 31, 2008 as compared to December 31, 2007.

General corporate expenses increased $27.5 million from $31.1 million during 2007 to $58.7 million during 2008. The increase is primarily due to $19.2 million of employee termination costs incurred during 2008 associated with the departure of several corporate executives, as well as additional employee termination costs associated with the strategic reduction of our remaining workforce implemented on November 18, 2008. Additional expenses included in general corporate expenses for 2008 include $6.5 million of broker, legal and transaction fees related to the Life Insurance Division transaction.

Year Ended December 31, 2007 versus December 31, 2006

Corporate reported an operating loss in 2007 of $31.3 million, compared to operating income of $89.1 million in 2006. On a comparative basis, the 2006 results were particularly impacted by the total $201.7 million of gains resulting from the sales of the Star HRG and Student Insurance Divisions partially offset by the $48.0 million of Merger costs.

Investment income not allocated to the Insurance segment (investment income on equity) increased $5.4 million, from $34.1 million in 2006 to $39.5 million in 2007. The increase primarily reflects particularly favorable earnings on an international fund investment which is not anticipated to recur based on the most recent activity in that market and a reduction in the size of our commitment to that investment vehicle.

Interest expense on corporate debt of $43.6 million in 2007 represents an $8.8 million or 25.3% increase over the $34.8 million incurred in 2006. This increase in interest expense is a function of a greater average outstanding debt balance in 2007 associated with the additional borrowings undertaken in connection with the Merger transaction in 2006. See Note 8 of Notes to Consolidated Financial Statements.

In 2007, we recognized a benefit of $482,000 in connection with variable stock-based compensation as compared to an expense of $16.6 million in 2006. These results primarily reflect a decrease in the fair value of our common stock on December 31, 2007 as compared to December 31, 2006.

General corporate expenses of $31.1 million in 2007 represented a $15.0 million decrease from the $46.1 million spent in 2006. The 2006 results included substantially more costs for a corporate branding initiative and other professional fees incurred for various special projects that were undertaken following the Merger.

Disposed Operations

Our Disposed Operations segment includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.

On September 30, 2008, the Company exited the Life Insurance Division business through a reinsurance transaction effective July 1, 2009. On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively. See Note 2 of Notes to Consolidated Financial Statements.

The table below sets forth income (loss) from continuing operations for our Disposed Operations for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(23,399)	$2,550	$5,264
Student Insurance Division	(359)	192	12,238
Star HRG Insurance Division	118	199	2,308

Total Disposed Operations	$(23,640)	$2,941	$19,810

Life Insurance Division

Set forth below is certain summary financial and operating data for the Company’s Life Insurance Division for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue
Earned premium revenue	$36,437	$69,949	$65,716
Investment income	10,315	20,602	20,222
Other income	952	1,471	1,844

Total revenue	47,704	92,022	87,782
Benefits and Expenses
Benefit, claims and settlement expenses	32,576	54,041	44,459
Underwriting, acquisition and insurance expenses	38,527	35,431	38,059

Total expenses	71,103	89,472	82,518

Operating income (loss)	$(23,399)	$2,550	$5,264

Year Ended December 31, 2008 versus December 31, 2007

Effective July 1, 2008, Wilton agreed to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s former Life Insurance Division business. As such, the results of operations for 2008 are not comparable to results of operations for 2007 and 2006.

The Company’s Life Insurance Division reported an operating loss in 2008 of $23.4 million compared to operating income of $2.6 million in 2007. The decrease in operating income for 2008 reflects a $13.0 million impairment charge to underwriting, acquisition and insurance expenses as a result of the decision to exit this business. Based upon the consideration expected to be received in connection with the coinsurance arrangement, the Company recorded an impairment charge to DAC during 2008. See Note 2 of Notes to Consolidated Financial Statements. In addition, the Company incurred expenses in 2008 related to employee severance of $4.1 million and facility lease termination costs of $2.3 million. Also contributing to the decrease in operating income for 2008 was a strengthening of the future policy and contract benefit reserves of $3.9 million incurred in the first half of 2008 for certain interest sensitive whole life products.

Year Ended December 31, 2007 versus December 31, 2006

The Life Insurance Division reported operating income in 2007 of $2.6 million compared to operating income of $5.3 million in 2006, a decrease of $2.7 million. This decrease was largely attributable to a $9.6 million increase in benefits expenses partially offset by a $4.2 million increase in premium and a $2.6 million decrease in underwriting, acquisition and insurance expenses.

Earned premium revenue at the Life Insurance Division increased to $69.9 million in 2007 compared to $65.7 million in 2006, an increase of $4.2 million or 6.4%. This increase reflects a greater level of renewal premiums from sales that originated in 2006 and prior years through our relationships with two independent marketing companies. The number of policies in force grew during 2007 as new sales exceeded the deterioration in existing blocks of business of older products.

Benefits expenses increased substantially in 2007 to $54.0 million from $44.5 million in 2006. This $9.5 million or 21.3% increase resulted from unusually adverse mortality experience. Underwriting, acquisition and insurance expenses decreased in 2007 to $35.4 million from $38.1 million in 2006, a decrease of $2.7 million or 7.1%. This reduction in expenses reflects a decrease in new sales and a decrease in the amortization of DAC based on more current actuarial assumptions.

In 2007, the Company’s Life Insurance Division generated annualized paid premium volume (i.e., the aggregate annualized life premium amount associated with new life insurance policies issued by the company) of $18.4 million compared to $20.0 million in 2006.

Student Insurance Division

Set forth below is certain summary financial and operating data for the Company’s former Student Insurance Division for each of the three most recent fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues:
Earned premium revenue	$—	$—	$233,280
Investment income	—	—	4,882
Other income	—	—	1,888

Total revenues	—	—	240,050
Expenses:
Benefits, claims and settlement expenses	139	(634)	165,334
Underwriting, acquisition and insurance expenses	220	442	62,478

Total expenses	359	(192)	227,812

Operating income (loss)	$(359)	$192	$12,238

The Company’s Student Insurance Division (which offered tailored health insurance programs that generally provided single school year coverage to individual students at colleges and universities) reported an operating loss of $359,000 in 2008 and operating income of $192,000 in 2007 and $12.2 million in 2006. Very little activity has occurred in the Student Insurance Division since the sale on December 1, 2006.

Star HRG Division

Set forth below is certain summary financial and operating data for the Company’s former Star HRG Division (which designed, marketed and administered limited benefit health insurance plans for entry level, high turnover and hourly employees) for each of the three most recent fiscal years:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues:
Earned premium revenue	$—	$—	$74,079
Investment income	—	—	369
Other income	125	—	929

Total revenues	125	—	75,377
Expenses:
Benefits, claims and settlement expenses	—	32	46,387
Underwriting, acquisition and insurance expenses	7	(231)	26,682

Total expenses	7	(199)	73,069

Operating income	$118	$199	$2,308

The Company’s Star HRG Division reported operating income of $118,000 in 2008, $199,000 in 2007 and $2.3 million in 2006. Very little activity has occurred in the Star HRG Division since it was sold on July 11, 2006.

Liquidity and Capital Resources

Consolidated

Historically, the Company’s primary sources of cash on a consolidated basis have been premium revenue from policies issued, investment income, and fees and other income. The primary uses of cash have been payments for benefits, claims and commissions under those policies, servicing of the Company’s debt obligations and operating expenses.

The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in the Form 10-K.

The following table sets forth additional information with respect to the Company’s debt:

			December 31,
	Maturity Date	Interest Rate	2008	2007

2006 credit agreement:
Term loan	2012	5.75%	$362,500	$362,500
$75 million revolver			—	—
Trust preferred securities:
UICI Capital Trust I	2034	5.65%	15,470	15,470
HealthMarkets Capital Trust I	2036	5.05%	51,550	51,550
HealthMarkets Capital Trust II	2036	8.37%	51,550	51,550

Total			$481,070	$481,070

In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006.

We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of December 31, 2008, HealthMarkets had a $75 million unused line of credit available to it.

Holding Company

HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC (collectively referred to as the “holding company”). The holding company’s ability to fund its cash requirements is largely dependent upon its ability to access cash, by means of dividends or other means, from HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries.

Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2009, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $69.9 million. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries significantly in excess of minimum requirements.

At December 31, 2008, 2007 and 2006, the aggregate cash and cash equivalents and short-term investments held at HealthMarkets, Inc. and HealthMarkets, LLC was $232.1 million, $42.5 million and $311.5 million, respectively. Set forth below is a summary statement of aggregate cash flows for HealthMarkets, Inc. and HealthMarkets, LLC for each of the three most recent years:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash and cash equivalents and short-term investments on hand at beginning of year	$42,505	$311,481	$151,423
Sources of cash:
Dividends from domestic insurance subsidiaries	249,600	171,200	213,200
Dividends from offshore insurance subsidiaries	3,500	5,040	6,950
Dividends from non-insurance subsidiaries	30,058	—	1,607
Contribution by private equity firms	—	—	985,000
Debt proceeds	—	—	600,000
Proceeds from non-consolidated qualifying special purpose entity related to the promissory note received as consideration in the sale of Star HRG	—	—	144,294
Proceeds from other financing activities	18,301	54,185	27,870
Proceeds from stock option activities	335	1,164	337
Net tax treaty payments from subsidiaries	19,328	36,029	40,499
Net investment activities	8,665	—	3,221

Total sources of cash	329,787	267,618	2,022,978

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Uses of cash:
Cash to operations	(38,585)	(26,508)	(34,173)
Contributions/investment in subsidiaries	(6,654)	(15,484)	(635)
Interest on debt	(30,289)	(36,911)	(23,808)
Repayment of debt	—	(75,000)	(62,500)
Financing activities	(6,587)	(3,800)	(150)
Dividends paid to shareholders	—	(316,996)	—
Purchases of HealthMarkets common stock	(58,054)	(41,535)	(8,744)
Net investment activities	—	(20,360)	—
Merger transaction costs	—	—	(120,921)
Treasury stock purchase in Merger	—	—	(1,611,989)

Total uses of cash	(140,169)	(536,594)	(1,862,920)

Cash and cash equivalents on hand at end of year	$232,123	$42,505	$311,481

Cash and cash equivalents and short-term investments at HealthMarkets, Inc.	$30,748	$17,175	$48,578
Cash and cash equivalents and short-term investments at HealthMarkets, LLC.	201,375	25,330	262,903

Cash and cash equivalents and short-term investments on hand at end of year	$232,123	$42,505	$311,481

Sources of Cash and Liquidity

•	During 2008, 2007 and 2006, the holding company received an aggregate of $283.2 million, $176.2 million and $221.8 million, respectively, in cash dividends from our subsidiaries.

•	In 2008 and 2007, the holding company received $18.3 million and $54.2 million, respectively, in proceeds from other financing activities largely consisting of $14.8 and $50.4 million, respectively, in proceeds from subsidiaries to acquire shares in the agent stock plans. The corresponding amount in 2006 was $20.4 million. The 2007 activity was unusually greater than 2006 and 2008 in large part due to a $27.9 million reinvestment of the extraordinary cash dividend in May 2007.

•	On April 5, 2006, the holding company received $985.0 million for the purchase of common stock by the Private Equity Investors in connection with the Merger.

•	In April 2006, the holding company utilized proceeds from additional indebtedness of $600.0 million, consisting of $500.0 million under a term loan credit facility and $100.0 million of Floating Rate Junior Subordinated Notes to finance the Merger.

•	During 2006, the holding company received a total of $144.3 million in distributions from the non-consolidated qualifying special purpose entity, Grapevine Finance LLC. Of this total, $72.4 million resulted from a principal repayment by CIGNA on the $150.8 million note issued as consideration in the sale of Star HRG. The other $71.9 million resulted from Grapevine’s issuance of senior secured notes.

Uses of Cash and Liquidity

•	During 2008, 2007 and 2006, the holding company paid $58.1 million, $41.5 million and $8.7 million, respectively, to repurchase shares of its common stock from former officers and former and current participants of the agent stock plans.

•	In 2008, 2007 and 2006, the holding company paid $30.3 million, $36.9 million and $23.8 million, respectively in interest on outstanding debt, of which $17.8 million, $25.5 million and $22.0 million, respectively, related to the $362.5 million term loan facility.

•	During 2007 and 2006, the holding company made principal prepayments of $75.0 million and $62.5 million, respectively, on the term loan.

•	During 2007, the holding company paid an extraordinary cash dividend of $317.0 million.

•	In connection with the Merger, on April 15, 2006, the holding company utilized $1.6 billion to repurchase 43,567,252 shares of its common stock. Additionally, the holding company expended significant amounts of cash for expenses related to the Merger totaling $120.9 million.

Contractual Obligations and Off Balance Sheet Arrangements

Set forth below is a summary of the Company’s consolidated contractual obligations at December 31, 2008:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Corporate debt	$481,070	$—	$—	$362,500	$118,570
Future policy benefits(1)	486,174	29,993	48,633	45,350	362,198
Claim liabilities(1)	415,748	340,319	72,317	2,124	988
Student loan commitments(2)	116,893	10,760	21,999	29,780	54,354
Capital lease obligations	180	180	—	—	—
Operating lease obligations	10,248	4,875	2,907	2,312	154

Total	$1,510,313	$386,127	$145,856	$422,066	$536,264

(1)	In connection with the sales of the Company’s former Life Insurance Division and Student Insurance Division, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future benefits associated with the Life Insurance and Student Insurance businesses. See Note 7 of Notes to Consolidated Financial Statements for additional information with respect to these coinsurance arrangements.

(2)	In accordance with the terms of the Coinsurance Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million. See Note 16 of Notes to Consolidated Financial Statements for additional information with respect to student loan commitments.

At each of December 31, 2008 and 2007, the Company had $33.9 million and $14.3 million, respectively, of letters of credit outstanding relating to its insurance operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its consolidated financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to health and life insurance claims, bad debts, investments, intangible assets, income taxes, financing operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, which are discussed in more detail below:

•	valuations of assets and liabilities requiring fair value estimates, including but not limited to:

•	investments, including the recognition of other-than-temporary impairments;

•	allowance for doubtful accounts;

•	the amount of claims liabilities expected to be paid in future periods;

•	the realization of deferred acquisition cost;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred taxes;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Investments

The Company has classified its investments in securities with fixed maturities as either “available for sale” or “trading.” Fixed maturities classified as available for sale and equity securities have been recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Trading investments have been recorded at fair value, and investment gains and losses are reflected in “Realized gains (losses)” on the statement of income (loss).

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

Testing for impairment of investments requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

Investment in a Non-Consolidated Subsidiary

On August 3, 2006, Grapevine was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, the Company distributed and assigned to Grapevine the $150.8 million promissory note (“CIGNA Note”) and related Guaranty Agreement issued by Connecticut General Corporation in the Star HRG sale transaction. See Note 10 of Notes to Consolidated Financial Statements. On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes to an institutional purchaser collateralized by Grapevine’s assets including the CIGNA Note. The net proceeds from the senior secured notes were distributed to HealthMarkets, LLC.

Grapevine is a non-consolidated qualifying special purpose entity as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, HealthMarkets does not consolidate the financial results of Grapevine. Instead, the Company accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF 99-20, Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interests in Securitized Financial Assets.

The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed yield observed on a comparable CIGNA bond.

Fair Value Measurement

As discussed in Notes 1 and 3 of Notes to Consolidated Financial Statements, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

•	Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, such as interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.

As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment given current market conditions, as the ability to value assets can be significantly impacted by a decrease in market activity. The Company evaluates the various types of securities in its investment portfolio to determine the appropriate level in the fair value hierarchy based upon trading activity and the observability of market inputs. The Company employs control processes to validate the reasonableness of the fair value estimates of its assets and liabilities, including those estimates based on prices and quotes obtained from independent third party sources. The Company’s procedures generally include, but are not limited to, initial and on-going evaluation of methodologies used by independent third parties and monthly analytical reviews of the prices against current pricing trends and statistics.

Where possible, the Company utilizes quoted market prices to measure fair value. For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

If quoted market prices and independent third party valuation information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, the Company may rely on bid/ask spreads from dealers in determining fair values. When dealer quotations are used to assist in establishing the fair value, the Company obtains one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, the Company uses the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.

Historically, the Company had not experienced a circumstance where it had determined that an adjustment to a quote or price received from an independent third party valuation source was required. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, or if the Company does not think the quote is reflective of the market value for the investment, the Company will internally develop a fair value using this observable market information and disclose the occurrence of this circumstance. During the year ended December 31, 2008, the Company determined that the non-binding quote received from an independent third party broker for a particular collateralized debt obligation investment did not reflect fair value. In accordance with guidance provided in FSP 157-3, the Company determined the fair value of this security based on other internally developed approaches, which are discussed in Note 3 of Notes to Consolidated Financial Statements.

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

For the majority of health insurance products in the SEA Division, the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim. The completion factors are selected so that they are equally likely to be redundant as deficient.

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

The Company establishes the claims liability dependent upon the incurred dates, with certain adjustments, as described below. With respect to the SEA Division, for certain products introduced prior to 2008, claims liabilities for the cost of all medical services related to a distinct accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in occurrence of a covered benefit service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date is established if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008, claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is consistent with the assumptions used in the pricing of these products, which represent less than 10% of the total claim liability of the SEA Division at December 31, 2008.

The SEA Division also makes various refinements to the claim liabilities as appropriate. These refinements estimate liabilities for circumstances such as inventories of pending claims in excess of historical levels and disputed claims. When the level of pending claims appears to be in excess of normal levels, the Company typically establishes a liability for excess pending claims. The Company believes that such an excess pending claims liability is appropriate under such circumstances because of the operation of the developmental method used to calculate the principal claim liability, which method “develops” or “completes” paid claims to estimate the claim liability. When the pending claims inventory is higher than would ordinarily be expected, the level of paid claims is correspondingly lower than would ordinarily be expected. This lower level of paid claims, in turn, results in the developmental method yielding a smaller claim liability than would have been yielded with a normal level of paid claims, resulting in the need for augmented claim liabilities.

With respect to Other Insurance, the Company assigns incurred dates based on the date of loss, which estimates the liability for all payments related to a loss at the end of the applicable financial period in which the loss occurs.

With respect to Disposed Operations, the Company primarily assigns incurred dates based on the date of service, which estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period. However, for the workers’ compensation business that was part of the Life Insurance Division operations, for which the Company still retains some risk, the Company assigns incurred dates based on the date of loss.

The completion factors and loss ratio estimates in the most recent incurral months are the most significant factors affecting the estimate of the claim liability. The Company believes that the greatest potential for variability from estimated results is likely to occur at its SEA Division. The following table illustrates the sensitivity of these factors and the estimated impact to the December 31, 2008 unpaid claim liability for the SEA Division. We believe that the scenarios selected are reasonable based on the Company’s past experience, however, future results may differ.

Completion Factor(a)		Loss Ratio Estimate(b)
Increase	Increase (Decrease) in	Increase	Increase (Decrease) in
(Decrease) in	Estimated Claim	(Decrease) in	Estimated Claim
Factor	Liability	Ratio(c)	Liability
	(In thousands)		(In thousands)

0.015	$(28,426)	6	$29,773
0.010	(19,750)	3	14,886
0.005	(10,151)	(3)	(14,886)
(0.005)	10,374	(6)	(29,773)
(0.010)	20,864	(9)	(44,659)
(0.015)	31,471	(12)	(59,545)

(a)	Impact due to change in completion factors for incurred months prior to the most recent five months.

(b)	Impact due to change in estimated loss ratio for the most recent five months.

(c)	For example, if the loss ratio increased from 50% to 56% this would be an increase of “6.”

Set forth below is a summary of claim liabilities by business unit at each of December 31, 2008, 2007 and 2006:

	At December 31,
	2008	2007	2006
		(In thousands)

Self-Employed Agency Division	$348,044	$371,861	$417,571
Other Insurance	15,493	13,747	14,289
Medicare	19,773	—	—
Disposed Operations(1)	1,122	12,198	12,690

Subtotal	384,432	397,806	444,550
Reinsurance recoverable(2)	31,316	37,293	72,582

Total claim liabilities	$415,748	$435,099	$517,132

(1)	Reflects claims liabilities associated with the Company’s former Life Insurance Division, former Student Insurance Division and former Star HRG Division. The claims liabilities remaining at December 31, 2008, 2007 and 2006 primarily represent the liability associated with a closed block of workers’ compensation business previously offered by the Company through its former Life Insurance Division.

(2)	Reflects liability related to unpaid losses recoverable. The amount associated with Disposed Operations in 2008, 2007 and 2006 is $26.6 million, $33.3 million, and $69.3 million, respectively.

The developmental method used by the Company to estimate most of its claim liabilities produces a single estimate of reserves for both in course of settlement (“ICOS”) and incurred but not reported (“IBNR”) claims on an integrated basis. Since the IBNR portion of the claim liability represents claims that have not been reported to the Company, this portion of the liability is inherently more imprecise and difficult to estimate than other liabilities. A separate IBNR or ICOS reserve is estimated from the combined reserve by allocating a portion of the combined reserve based on historical payment patterns. Approximately 81-83% of the Company’s claim liabilities represent IBNR claims.

Set forth in the table below is the summary of the incurred but not reported claim liability by business unit at each of December 31, 2008, 2007 and 2006:

	At December 31,
	2008	2007	2006
	(In thousands)

Self Employed Agency Division	$289,096	$309,462	$346,060
Other Insurance	15,474	13,700	14,177
Medicare Division	19,773	—	—
Disposed Operations(1)	10	3,957	5,436

Subtotal	324,353	327,119	365,673
Reinsurance recoverable	10,554	32,270	65,341

Total IBNR claim liability	334,907	359,389	431,014
ICOS claim liability	60,079	70,687	78,877
Reinsurance recoverable	20,762	5,023	7,241

Total ICOS claim liability	80,841	75,710	86,118

Total claim liability	$415,748	$435,099	$517,132

Percent of IBNR to Total	81%	83%	83%

(1)	Reflects incurred claims liabilities associated with the Company’s former Life Insurance Division, former Student Insurance Division and former Star HRG Division.

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$397,806	$444,550	$546,001
Less: Claims liability paid on business disposed	(10,694)	—	(68,617)
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	858,855	851,575	1,059,032
Prior years	(23,157)	(75,024)	(90,697)

Total incurred losses, net of reinsurance	835,698	776,551	968,335

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	545,368	535,987	664,220
Prior years	293,010	287,308	336,949

Total paid claims, net of reinsurance	838,378	823,295	1,001,169

Claims liability at end of year, net of related reinsurance recoverable (2008 — $31,316; 2007 — $37,293; 2006 — $72,582)	$384,432	$397,806	$444,550

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Self-Employed Agency Division	$(20,305)	$(75,552)	$(85,784)
Other Insurance	(2,931)	734	(2,530)
Disposed Operations	79	(206)	(2,383)

Total favorable development	$(23,157)	$(75,024)	$(90,697)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the SEA Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2008, 2007, and 2006 is set forth in the table below by source:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Development in the most recent incurral months	$(14,744)	$(25,957)	$(31,949)
Development in completion factors	2,495	(9,536)	(4,606)
Development in reserves for regulatory and legal matters	(1,888)	(14,991)	(4,762)
Development in ACE rider	(5,784)	(13,670)	(29,726)
Development in non-renewed blanket policies	(149)	(6,669)	—
Development in large claim reserve	—	—	(10,555)
Other	(235)	(4,729)	(4,186)

Total favorable development	$(20,305)	$(75,552)	$(85,784)

The total favorable claims liability development experience for 2008, 2007 and 2006 in the amount of $20.3 million, $75.6 million and $85.8 million, respectively, represented 5.5%, 18.1% and 19.5% of total claim liabilities established for the SEA Division as of December 31, 2007, 2006 and 2005, respectively.

Development in the most recent incurral months and development in completion factors

As indicated in the table above, considerable favorable development ($12.2 million, $35.5 million and $36.6 million for the year ended December 31, 2008, 2007 and 2006, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected. See discussion below regarding Changes in SEA Claim Liability Estimates.

Development in reserves for regulatory and legal matters

The Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the ACE rider

The Accumulated Covered Expense (“ACE”) rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is largely attributable to development in the most recent incurral months and development in the completion factors. See discussion below regarding Changes in the SEA Claim Liability Estimates.

Cancellation of Blanket Policies

In 2008 and 2007, the SEA Division benefited from favorable development in its claim liability of $149,000 and $6.7 million, respectively, related to its reserve for benefits provided through group blanket contracts to the members of certain associations. These contracts were terminated at the end of 2006 and the Company’s subsequent actual experience was favorable in comparison to the reserve estimates established prior to the termination of the contracts.

Development in large claim reserve

During 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, thus eliminating the need for the separate large claim reserve and producing favorable development in the amount of $10.6 million. Since this reserve was eliminated in 2006, there is no development, either favorable or unfavorable, related to this reserve in either 2008 or 2007.

Other

The remaining favorable development in the prior year’s claim liability was $235,000, $4.7 million and $4.2 million in 2008, 2007, and 2006, respectively, which in each year represents less than 1.1% of the total claim liability established at the end of each preceding year.

Impact on Other Insurance

The favorable claim liability development experience at ZON Re in 2008 of $2.9 million was due to the release of excess reserves. The unfavorable claim liability development experience in 2007 of $734,000 was due to certain large claims reported in 2007 associated with claims incurred in prior years. The favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006.

Impact on Disposed Operations

During 2008 and 2007, the development of the claim liabilities for the Disposed Operations showed a small unfavorable development of $79,000 and a small favorable development of $206,000, respectively. The products of the Company’s former Student Insurance and Star HRG Divisions consist principally of health insurance. In general, health insurance business, for which incurred dates are assigned based on date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. Also included in Disposed Operations is the development experience for each of the years presented of a closed block of workers’ compensation business at the former Life Insurance Division.

The favorable claim liability development experience at the Student Insurance Division in 2006 was $478,000. This favorable development was due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year.

The favorable claims liability development experience at Star HRG Division of $1.4 million in 2006 included the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005.

Changes in SEA Claim Liability Estimates

As discussed above, the SEA Division reported particularly favorable experience development on claims incurred in prior years in the reported values of subsequent years. As discussed below, a significant portion of the favorable experience development was attributable to the recognition of the patterns used in establishing the completion factors that were no longer reflective of the expected future patterns that underlie the claim liability.

In response to evaluating these results, the Company has recognized the nature of its business is constantly changing. As such, HealthMarkets has refined its estimates and assumptions used in calculating the claim liability estimate to regularly accommodate the changing patterns immediately as they emerge.

As a result of these efforts, no additional refinements to the claim liability estimation techniques were found to be necessary during 2008 over and above the regular update of the completion factors, the impact of which are included in the benefit expense of the period in which the update occurred.

In prior reporting periods the Company made the following changes in estimate, by year, as described below:

2007 Change in Claim Liability Estimates.  During 2007, the Company made the following refinements to its claim liability estimate.

•	The claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.

•	A reduction in the claim liability of $11.2 million was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	The Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. These refinements were attributable to updates of the completion factors used in estimating the claim liability for the ACE rider, reflecting an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

2006 Change in Claim Liability Estimates.  During 2006, the Company made the following refinements to its claim liability estimate.

•	The Company reduced the claim liability estimate by $11.2 million due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. This update to the calculation distinguished between more mature products with reliable historical data and newer or lower volume products that had not established a reliable historical trend.

•	During 2006, the Company reduced the claim liability estimate by a total of $25.1 million for the ACE rider. These reductions were attributable to an update of the completion factors used in estimating the claim liability, reflecting both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

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

2006 Change in Accounting Policy

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006, with respect to the amortization of a portion of DAC associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business, classified as DAC, and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium was earned. The Company utilized this accounting methodology in preparing its reported 2006 interim financial statements.

Following adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”), the Company performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, the first year and second year commission rates are higher than the renewal year commission rates, and, as such, the Company has determined that the preferred approach is to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of the policy. Accordingly, the Company has elected to change its accounting methodology by amortizing the first and second year excess commissions ratably over the average life of the policy which approximates a two year period.

The Company elected to utilize the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy with respect to the capitalization and amortization of DAC associated with excess first and second year commissions. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized DAC of $77.6 million, a related increase to its deferred tax liability by $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing reported underwriting, acquisition and insurance expenses (classified to its SEA Division) in 2006 by $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million.

Other

The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based upon estimates of the future profits inherent in the business acquired. Such costs are capitalized and amortized over the estimated premium-paying period. Anticipated investment income is considered in determining whether a premium deficiency exists. The amortization period is adjusted when estimates of current or future gross profits to be realized from a group of products are revised. We monitor and assess the recoverability of these capitalized costs on a quarterly basis and, as of December 31, 2008, we believe these costs are recoverable. Traditionally, such costs have been primarily related to acquisitions by the Company’s former Life Insurance Division. At December 31, 2008, the Company did not have any remaining capitalized costs related to the cost of business acquired through acquisition of subsidiaries or blocks of business.

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other intangibles according to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from five to twenty-five years. See Note 5 of Notes to Consolidated Financial Statements.

Accounting for Agent Stock Accumulation Plans

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of its independent insurance agents and independent sales representatives. Unvested benefits under the agent plans vest in January of each year. The Company has established a liability for future unvested benefits under the Agent Plans and adjusts such liability based on the fair value of the Company’s common stock. As such, the Company has experienced, and will continue to experience, unpredictable stock-based compensation charges, depending upon fluctuations in the fair value of HealthMarkets Class A-2 common stock. These unpredictable fluctuations in stock based compensation charges may result in material non-cash fluctuations in the Company’s results of operations. See discussion above under the caption “Variable Stock-Based Compensation” and Note 13 of Notes to Consolidated Financial Statements.

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

Loss Contingencies

The Company is subject to proceedings and lawsuits related to insurance claims and other matters. See Note 16 of Notes to Consolidated Financial Statements. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Risk Management

The Company encounters risk in the normal course of business and therefore we have designed risk management processes to help manage such risks. The Company is subject to varying degrees of market risks, inflation risk, operational risks and liquidity risks (see “ Liquidity and Capital Resources” discussion above) and monitors these risks on a consolidated basis.

Market Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

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

The sensitivity analysis model increases the loss in fair value of market sensitive instruments by $41.7 million based on a 100 basis point increase in interest rates as of December 31, 2008. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.

The Company uses interest rate swaps as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with $300.0 million of the $362.5 million term loan debt. Approximately $129.5 million of the Company’s remaining outstanding debt at December 31, 2008, was exposed to the fluctuation of the three-month London Inter-bank Offer Rate (LIBOR). The sensitivity analysis shows that if the three-month LIBOR rate changed by 100 basis points (1%), the Company’s interest expense would change by approximately $1.3 million.

The Company’s Investment Committee monitors the investment portfolio of the Company and its subsidiaries. The Investment Committee receives investment management services from external professionals and from the Company’s in-house investment management team. The internal investment management team monitors the performance of the external managers as well as directly managing approximately 84% of the investment portfolio.

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

Fixed maturity securities represented 78.3% and 88.0% of the Company’s total investments at December 31, 2008 and 2007, respectively. Fixed maturity securities at December 31, 2008 consisted of the following:

	December 31, 2008
		% of Total
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)

U.S. and U.S. Government agencies	$37,808	4.7%
Corporate bonds and municipals	555,825	69.0%
Mortgage-backed securities issued by U.S. Government agencies and authorities	112,506	14.0%
Other mortgage and asset backed securities	92,927	11.5%
Other	5,960	0.8%

Total fixed maturity securities	$805,026	100.0%

Corporate bonds, included in the fixed maturity portfolio, consist primarily of short term and medium term investment grade bonds. The Company’s investment policy with respect to concentration risk limits individual investment grade bonds to 3% of assets and non-investment grade bonds to 2% of assets. The policy also limits the investments in any one industry to 20% of assets. As of December 31, 2008, the largest concentration in any one investment grade corporate bond was $87.5 million, which represented 8.5% of total invested assets. This security was received as payment on the sale of the Student Insurance Division. To limit its credit risk, the Company has taken out $75.0 million of credit default insurance on this bond, reducing its default exposure to $19.8 million, or 1.9% of total invested assets. The largest concentration in any one non-investment grade corporate bond was $4.3 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%. Additionally, due primarily to long standing conservative investment guidelines, our direct exposure to sub prime investments and auction rate securities is limited to 3.2% of investments.

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

A quality distribution for fixed maturity securities at December 31, 2008 is set forth below:

	December 31, 2008
		% of Total
	Carrying	Carrying
Rating	Value	Value
	(Dollars in thousands)

U.S. Government and AAA	$322,311	40.0%
AA	117,917	14.6%
A	255,690	31.8%
BBB	92,253	11.5%
Less than BBB	16,855	2.1%

	$805,026	100.0%

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2008 and 2007, excluding investments in U.S. Government securities:

	December 31,
	2008		2007
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group(1)	$87,466	8.5%	$92,393	6.2%
Morgan Stanley Dean Witter	—	—	22,560	1.5%
Household Finance Corporation	—	—	15,035	1.0%
Federal National Mortgage Corporation	—	—	15,028	1.0%
General Electric Capital Corporation	—	—	15,022	1.0%
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund(2)	$123,793	12.0%	$88,657	6.0%
SEI Government Fund(2)	24,143	2.3%	—	—
Merrill Lynch Government Fund(2)	27,594	2.7%	—	—

(1)	Represents security received from the purchaser as consideration upon sale of the Company’s former Student Insurance Division on December 1, 2006. To reduce the Company’s credit risk, the Company has taken out $75.0 million of credit default insurance on this security, reducing the Company’s default exposure to $19.8 million.

(2)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities issued by governments and their agencies.

The Company recognized $26.0 million of net realized losses in 2008 from other than temporary impairments of fixed maturity securities and other invested assets. For the year ended December 31, 2008, the Company had gross unrealized losses in our investments of $58.9 million. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other than temporary impairments may be recorded in future periods.

Inflation Risk

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

Operational Risks

Operational risk is inherent in our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance with regulatory requirements. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information.

Privacy Initiatives

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently-adopted legislation and regulations governing the use and security of individuals’ nonpublic personal data by financial institutions, including insurance companies, may have a significant impact on the financial condition and results of operations. See Item 1. Business — Regulatory and Legislative Matters.

Other Matters

The state of domicile of each of the Company’s domestic insurance subsidiaries imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and premium levels based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company’s regulatory total adjusted capital, as defined, to its authorized control level risk-based capital, as defined. Companies’ specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2008, the risk-based capital ratio of each of our insurance subsidiaries exceeds the ratio for which regulatory corrective action would be required.

Dividends paid by domestic insurance companies out of earned surplus in any year are limited by the law of the state of domicile. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters and Note 12 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

See the Company’s Information Statement to be filed in connection with the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

For information on executive officers of the Company, reference is made to the item entitled “Executive Officers of the Company” in Part I of this report.

Item 11.	Executive Compensation

See the Company’s Information Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Company’s Information Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Company’s Information Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. See Note 15 of Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

See the Company’s Information Statement to be filed in connection with the 2009 Annual Meeting of Stockholders, of which the subsection captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this 10-K entitled “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthMarkets, Inc.

By:	/s/ Phillip J. Hildebrand*
Phillip J. Hildebrand
President and Chief Executive Officer

Date: March 18, 2009

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP J. HILDEBRAND* Phillip J. Hildebrand	President, Chief Executive Officer and Director	March 18, 2009

/s/ STEVEN P. ERWIN* Steven P. Erwin	Executive Vice President and Chief Financial Officer	March 18, 2009

/s/ CONNIE PALACIOS* Connie Palacios	Deputy Controller and Acting Principal Accounting Officer	March 18, 2009

/s/ CHINH E. CHU* Chinh E. Chu	Chairman of the Board	March 18, 2009

/s/ JASON GIORDANO* Jason Giordano	Director	March 18, 2009

/s/ ADRIAN M. JONES* Adrian M. Jones	Director	March 18, 2009

/s/ MURAL R. JOSEPHSON* Mural R. Josephson	Director	March 18, 2009

/s/ DAVID MCVEIGH* David McVeigh	Director	March 18, 2009

/s/ SUMIT RAJPAL* Sumit Rajpal	Director	March 18, 2009

/s/ KAMIL M. SALAME* Kamil M. Salame	Director	March 18, 2009

/s/ STEVEN J. SHULMAN* Steven J. Shulman	Director	March 18, 2009

*By: /s/ STEVEN P. ERWIN Steven P. Erwin (Attorney-in-fact)	(Attorney-in-fact)	March 18, 2009

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(A)(1) and (2), (C), and (D)

FINANCIAL STATEMENTS and SUPPLEMENTAL DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2008

HEALTHMARKETS, INC.

and

SUBSIDIARIES

NORTH RICHLAND HILLS, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
HealthMarkets, Inc.:

We have audited the accompanying consolidated balance sheets of HealthMarkets, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthMarkets, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, HealthMarkets, Inc. adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, respectively. The Company used the one time special transition provisions of SAB 108 and recorded an adjustment to retained earnings effective January 1, 2006 for correction of prior period errors in recording deferred acquisition costs.

KPMG LLP

Dallas, Texas
March 18, 2009

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: 2008 — $855,137; 2007 — $1,314,069)	$805,026	$1,304,424
Equity securities, at fair value (cost: 2008 — $178; 2007 — $300)	210	346
Trading securities, at fair value	11,937	—
Policy loans	177	14,279
Short-term and other investments, at fair value (cost: 2008 — $210,256; 2007 — $163,727)	210,256	162,552

Total Investments	1,027,606	1,481,601
Cash and cash equivalents	100,339	14,309
Investment income due and accrued	9,078	14,527
Due premiums	3,847	4,055
Reinsurance receivable	7,122	4,211
Reinsurance recoverable — ceded policy liabilities	384,801	68,821
Agent and other receivables	26,142	63,956
Deferred acquisition costs	72,151	197,979
Property and equipment, net	63,198	69,939
Goodwill and other intangible assets	87,555	89,194
Recoverable federal income taxes	10,177	4,962
Assets held for sale	91,795	110,355
Other assets	32,902	31,673

	$1,916,713	$2,155,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$486,174	$463,277
Claims	415,748	435,099
Unearned premiums	61,491	92,266
Other policy liabilities	9,633	10,764
Accounts payable and accrued expenses	58,453	69,510
Other liabilities	93,472	110,624
Deferred federal income taxes	23,495	84,968
Debt	481,070	481,070
Liabilities held for sale	87,042	99,109
Net liabilities of discontinued operations	2,210	2,635

	1,718,788	1,849,322
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued	—	—
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,000,062 issued and 26,887,281 outstanding in 2008, 27,000,062 issued and 26,899,056 outstanding in 2007; Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,741,240 outstanding in 2008, 3,952,204 issued and 3,623,266 outstanding in 2007	310	310
Additional paid-in capital	54,004	55,754
Accumulated other comprehensive loss	(41,970)	(13,132)
Retained earnings	227,686	281,141
Treasury stock, at cost (112,781 Class A-1 common shares and 1,284,864 Class A-2 common shares in 2008, 101,006 Class A-1 common shares and 328,938 Class A-2 common shares in 2007)	(42,105)	(17,813)

	197,925	306,260

	$1,916,713	$2,155,582

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

REVENUE
Health premiums	$1,262,412	$1,311,733	$1,671,571
Life premiums and other considerations	38,024	70,460	65,675

	1,300,436	1,382,193	1,737,246
Investment income	60,235	92,231	92,615
Other income	80,047	105,923	103,936
Realized gains (losses)	(23,858)	3,475	200,544

	1,416,860	1,583,822	2,134,341
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	856,994	801,783	996,617
Underwriting, acquisition and insurance expenses	494,077	536,168	597,766
Other expenses, (includes amounts paid to related parties of $16,751, $14,228 and $21,230 in 2008, 2007 and 2006, respectively)	101,298	84,641	154,265
Interest expense	41,696	43,609	34,823

	1,494,065	1,466,201	1,783,471

Income (loss) from continuing operations before income taxes	(77,205)	117,621	350,870
Federal income tax expense (benefit)	(28,848)	49,182	134,236

Income (loss) from continuing operations	(48,357)	68,439	216,634
Income (loss) from discontinued operations, (net of income tax (expense) benefit of $2,745, $(927) and $18,000 in 2008, 2007 and 2006, respectively)	(5,098)	1,720	21,104

Net income (loss)	$(53,455)	$70,159	$237,738

Basic earnings per share:
Income (loss) from continuing operations	$(1.60)	$2.25	$6.20
Income (loss) from discontinued operations	(0.17)	0.06	0.60

Net income (loss) per share, basic	$(1.77)	$2.31	$6.80

Diluted earnings per share:
Income (loss) from continuing operations	$(1.60)	$2.18	$6.07
Income (loss) from discontinued operations	(0.17)	0.06	0.59

Net income (loss) per share, diluted	$(1.77)	$2.24	$6.66

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(In thousands, except per share data)

Balance at December 31, 2005	476	212,331	(7,823)	697,243	(31,146)	871,081
Comprehensive income:
Net income	—	—	—	237,738	—	237,738
Change in unrealized losses on securities	—	—	(4,801)	—	—	(4,801)
Change in unrealized losses on cash flow hedging relationship	—	—	(2,475)	—	—	(2,475)
Deferred income tax benefit	—	—	2,547	—	—	2,547

Other comprehensive loss	—	—	(4,729)	—	—	(4,729)

Comprehensive income						233,009

Cumulative effect of change in accounting policy (see Note 1)	—	—	—	50,462	—	50,462
Additional paid-in capital reclassification	—	425,815	—	(425,815)	—	—
Merger costs reducing equity	—	—	—	(31,650)	—	(31,650)
Vesting of Agent Plan credits	—	10,698	—	—	6,812	17,510
Exercise stock options	—	337	—	—	—	337
Stock-based compensation	—	3,819	—	—	—	3,819
Stock-based compensation tax benefit	—	1,390	—	—	—	1,390
Retirement of treasury stock	(179)	(1,636,143)	—	—	1,636,322	—
Contribution from private equity investors	—	985,000	—	—	—	985,000
Contribution of derivatives from private equity investors	—	1,963	—	—	—	1,963
Purchase of treasury stock	—	—	—	—	(1,620,733)	(1,620,733)
Sale of treasury stock	—	4,779	—	—	4,875	9,654
Other	3	2,540	—	—	—	2,543

Balance at December 31, 2006	$300	$12,529	$(12,552)	$527,978	$(3,870)	$524,385

Comprehensive income:
Net income	—	—	—	70,159	—	70,159
Change in unrealized losses on securities	—	—	6,063	—	—	6,063
Change in unrealized losses on cash flow hedging relationship	—	—	(6,995)	—	—	(6,995)
Deferred income tax benefit	—	—	352	—	—	352

Other comprehensive loss	—	—	(580)	—	—	(580)

Comprehensive income						69,579

Issuance of common stock	6	18,636	—	—	23,596	42,238
Vesting of Agent Plan credits	3	17,285	—	—	3,996	21,284
Exercise stock options	1	1,163	—	—	—	1,164
Stock-based compensation	—	5,828	—	—	—	5,828
Stock-based compensation tax benefit	—	313	—	—	—	313
Dividends paid	—	—	—	(316,996)	—	(316,996)
Purchase of treasury stock	—	—	—	—	(41,535)	(41,535)

Balance at December 31, 2007	$310	$55,754	$(13,132)	$281,141	$(17,813)	$306,260

Comprehensive income (loss):
Net income (loss)	—	—	—	(53,455)	—	(53,455)
Change in unrealized losses on securities	—	—	(39,305)	—	—	(39,305)
Change in unrealized losses on cash flow hedging relationship	—	—	(5,022)	—	—	(5,022)
Deferred income tax benefit	—	—	15,489	—	—	15,489

Other comprehensive loss	—	—	(28,838)	(53,455)	—	(82,293)

Issuance of common stock	—	(2,534)	—	—	15,086	12,552
Vesting of Agent Plan credits	—	(328)	—	—	15,504	15,176
Exercise stock options	—	(2,837)	—	—	3,172	335
Stock-based compensation	—	4,527	—	—	—	4,527
Stock-based compensation tax expense	—	(578)	—	—	—	(578)
Purchase of treasury stock	—	—	—	—	(58,054)	(58,054)

Balance at December 31, 2008	$310	$54,004	$(41,970)	$227,686	$(42,105)	$197,925

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income (loss)	$(53,455)	$70,159	$237,738
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	5,098	(1,720)	(21,104)
Realized (gains) losses	23,858	(3,475)	(200,544)
Change in deferred income taxes	(45,749)	11,745	61,054
Depreciation and amortization	29,711	33,938	28,007
Amortization of prepaid monitoring fees	12,500	12,500	12,500
Equity based compensation expense (benefit)	(2,231)	5,346	20,337
Other items, net	6,749	(4,729)	12,155
Changes in assets and liabilities:
Investment income due and accrued	5,406	2,217	1,755
Due premiums	208	(756)	48,960
Reinsurance receivables	(2,911)	(5,443)	1,518
Reinsurance recoverable — ceded policy liabilities	(315,980)	87,694	(132,799)
Agent and other receivables	31,166	(21,112)	(5,200)
Deferred acquisition costs	125,828	(222)	1,175
Other assets	(2,861)	324	(172)
Prepaid monitoring fees	(12,500)	(12,500)	(12,500)
Current income tax recoverable	(6,425)	18,967	(10,781)
Policy liabilities	(9,007)	(124,891)	(29,612)
Other liabilities and accrued expenses	(10,335)	13,174	19,101

Cash provided by (used in) continuing operations	(220,930)	81,216	31,588
Cash provided by (used in) discontinued operations	1,370	(2,408)	15,240

Net cash provided by (used in) operating activities	(219,560)	78,808	46,828

Investing Activities
Securities available-for-sale
Purchases	(27,262)	(166,694)	(170,927)
Sales	325,838	156,027	220,493
Maturities, calls and redemptions	140,803	84,363	146,497
Short-term and other investments — net	(75,980)	260,980	(127,056)
Purchases of property and equipment	(17,180)	(33,204)	(14,457)
Net proceeds from sale of businesses and assets	4,666	—	—
Distribution from investment in Grapevine Finance LLC	175	581	144,594
Intangible asset acquired	—	(4,044)	(47,500)
Change in agents’ receivables	2,436	4,756	(7,926)

Cash provided by continuing operations	353,496	302,765	143,718
Cash provided by discontinued operations	10,950	20,224	15,519

Net cash provided by investing activities	364,446	322,989	159,237

Financing Activities
Repayment of notes payable	—	(75,000)	(62,500)
Debt proceeds received in Merger	—	—	500,000
Decrease in cash overdraft.	—	—	(3,736)
Capitalized debt issuance costs	—	—	(32,539)
Equity costs related to Merger	—	—	(31,650)
Proceeds from issuance of trust securities	—	—	100,000
Proceeds from issuance of common stock, net of expenses	—	450	2,799
Decrease in investment products	(1,761)	(8,877)	(9,478)
Proceeds from stock option exercises	335	1,164	337
Excess tax benefits from equity-based compensation	(578)	313	1,390
Contributions from private equity investors	—	—	985,000
Proceeds from sale of shares to agents	12,552	41,790	9,654
Purchase of treasury stock	(58,054)	(41,535)	(1,620,733)
Dividends paid to shareholders	—	(316,996)	—
Other	—	(3)	97

Cash used in continuing operations	(47,506)	(398,694)	(161,359)
Cash used in discontinued operations	(11,350)	(21,550)	(11,950)

Net cash used in financing activities	(58,856)	(420,244)	(173,309)

Net change in cash and cash equivalents	86,030	(18,447)	32,756
Cash and cash equivalents at beginning of period	14,309	32,756	—

Cash and cash equivalents at end of period in continuing operations	$100,339	$14,309	$32,756

See Note 21 of Notes to Consolidated Financial Statements for supplemental disclosure of non-cash activities related to the consolidated statement of cash flows.

See accompanying notes to consolidated financial statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthMarkets, Inc. and its subsidiaries, which are collectively referred to throughout this Annual Report on Form 10-K as the “Company” or “HealthMarkets.” HealthMarkets, Inc. is a holding company, the principal asset of which is its investment in its wholly owned subsidiary, HealthMarkets, LLC. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. See Note 22 of Notes to Consolidated Financial Statements for condensed financial information of HealthMarkets, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

HealthMarkets conducts its insurance businesses through its indirect wholly owned insurance company subsidiaries, The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). MEGA is an insurance company domiciled in Oklahoma and is licensed to issue health, life and annuity insurance policies in the District of Columbia and all states except New York. Mid-West is an insurance company domiciled in Texas and is licensed to issue health, life and annuity insurance policies in Puerto Rico, the District of Columbia and all states except Maine, New Hampshire, New York, and Vermont. Chesapeake is an insurance company domiciled in Oklahoma and is licensed to issue health and life insurance policies in the District of Columbia and all states except New Jersey, New York and Vermont. Effective December 1, 2007, the Company acquired all of the outstanding capital stock of Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania and licensed to issue health and life insurance policies. On May 12, 2008, Fidelity Life Insurance Company was redomesticated to Oklahoma. Effective July 15, 2008, the Company changed the name of Fidelity Life Insurance Company to HealthMarkets Insurance Company.

Merger Completed

On April 5, 2006, the Company completed a merger (the “Merger”) providing for the acquisition of the Company by affiliates of a group of private equity investors, including affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”). See Note 12 of Notes to Consolidated Financial Statements.

Nature of Operations

Through the Company’s Self-Employed Agency Division (“SEA”), HealthMarkets’ insurance subsidiaries issue primarily health insurance policies covering individuals, families, the self-employed and small businesses. HealthMarkets’ plans are designed to accomodate individual needs and include basic hospital-medical expense plans, plans with preferred provide organizations (“PPO”) features, catastrophic hospital expense plans, as well as other supplemental types of coverage. The Company markets these products to the self-employed and individual markets through independent agents contracted with its insurance subsidiaries.

Prior to HealthMarkets’ exit from the Life Insurance Division business, the Company distributed its life insurance products to the middle income individuals in the self-employed market, the Hispanic market and the senior market through marketing relationships with two independent marketing companies and independent agents contracted with its insurance subsidiaries. The Company ceded substantially all of the insurance policies associated with the Company’s Life Insurance Division effective July 1, 2008. See Note 2 of Notes to Consolidated Financial Statements.

In 2007, HealthMarkets initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, the Company began offering a new portfolio of Medicare Advantage Private-Fee-for-Service Plans (“PFFS”) — called HealthMarkets Care Assured Planssm (“HMCA Plans”) — in selected markets in 29 states with calendar year

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coverage effective for January 1, 2008. Policies were issued by the Company’s Chesapeake subsidiary, under a contract with the Centers for Medicare and Medicaid Services (“CMS”). In July 2008, the Company determined it would not continue to participate in the Medicare business after the 2008 plan year.

Through its ZON Re-USA, LLC unit (“ZON Re”), an 82.5%-owned subsidiary, the Company underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical and accident disability insurance products, both on a primary and on a reinsurance basis. The Company distributes these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. The Company expects to exit this line of business in 2009, with the existing reinsurance business managed to final termination of substantially all liabilities.

Business Segments

The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s SEA Division, the Medicare Division and the Other Insurance Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.

Concentrations

A substantial portion of the Company’s health insurance products are issued to members of various independent membership associations that act as the master policyholder for such products. The two principal membership associations in the self-employed market that make available to their members HealthMarkets’ health insurance products are the National Association for the Self-Employed (“NASE”) and the Alliance for Affordable Services (“AAS”). During 2008, the Company issued approximately 50% of our new policies through NASE and approximately 30% of our new policies through AAS.

Additionally, through the SEA Division the Company provides health insurance products in 44 states. For 2008, HealthMarkets generated approximately 58% of its health premium revenue from the following 10 states:

Percentage

California	13%
Texas	8%
Florida	8%
Massachusetts	7%
Illinois	5%
Washington	4%
North Carolina	4%
Wisconsin	3%
Pennsylvania	3%
Arizona	3%

58%

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

The Company reports as discontinued operations, the results of its student loan funding vehicles CFLD-I, Inc. and UICI Funding Corp. 2, its former Academic Management Services (“AMS”) subsidiary and its former Special Risk Division operations. See Note 20 of Notes to Consolidated Financial Statements for additional information.

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The more significant variances between GAAP and statutory accounting practices prescribed or permitted by regulatory authorities for insurance companies are: fixed maturities are carried at fair value for investments classified as available for sale for GAAP rather than generally at amortized cost; the deferral of new business acquisition costs, rather than expensing them as incurred; the determination of the liability for future policyholder benefits based on realistic assumptions, rather than on statutory rates for mortality and interest; the recording of reinsurance receivables as assets for GAAP rather than as reductions of liabilities; and the exclusion of non-admitted assets for statutory purposes. See Note 12 of Notes to Consolidated Financial Statements for stockholders’ equity and net income from insurance subsidiaries as determined using statutory accounting practices.

Use of Estimates

Preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	valuations of assets and liabilities requiring fair value estimates, including but not limited to:

•	investments, including the recognition of other-than-temporary impairments;

•	allowance for doubtful accounts;

•	the amount of claims liabilities expected to be paid in future periods;

•	the realization of deferred acquisition costs;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	stock-based compensation plan forfeitures;

•	the realization of deferred tax assets;

•	reserves for contingencies, including reserves for losses in connection with unresolved legal matters; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Investments

Fixed maturities consist of bonds and notes issued by governments, businesses, or other entities, mortgage and asset backed securities and similar securitized loans. Fixed maturity investments are classified as either “available for sale” or “trading” and reported at fair value. Equity securities consist of common stocks and are carried at fair

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. Mortgage loans are carried at unpaid balances, less allowance for losses. Policy loans are carried at the aggregate unpaid balance. Short-term investments are generally carried at cost which approximates fair value. Other investments primarily consist of investments in equity investees which are accounted for under the equity method of accounting. In addition, short-term and other investments contains one alternative investment recorded at fair value. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates of the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the creditworthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Realized gains and losses on sales of investments are recognized in net income (loss) on the specific identification basis and include write downs on those investments deemed to have an other than temporary decline in fair values. Unrealized investment gains and losses on available for sale securities, net of applicable deferred income tax, are reported in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity and accordingly have no effect on net income (loss). Gains and losses on trading securities are reported in “Realized gains (losses)” on the consolidated statements of income (loss).

Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as “Investments” in the consolidated balance sheets and are included as investing activities in the consolidated statements of cash flows.

Investments are reviewed quarterly (or more frequently if certain indicators arise) to determine if they have suffered an impairment of value that is considered other than temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. Additionally, for all securities that are subject to EITF Issue No. 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue To Be Held by a Transferor in Securitized Financial Assets (“EIFT No. 99-20”), management examines expected future cash flows as compared to the cash flows that were expected at the date of acquisition or the last date previously revised. Management monitors investments where two or more of the above indicators exist. If investments are determined to be other than temporarily impaired, a loss is recognized at the date of determination.

Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) , for those financial assets and liabilities not subject to the delayed adoption provision of FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). See Note 3 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents unrestricted cash on deposit in banks and amounts invested temporarily in various instruments with maturities of three months or less at the time of purchase.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance

In the ordinary course of business, the Company’s insurance subsidiaries reinsure certain risks with other insurance companies. HealthMarkets remains primarily liable to the policyholders on ceded policies, with the other insurance company assuming the risk. Reinsurance receivables and prepaid reinsurance premiums are reported as “Reinsurance receivable” on the consolidated balance sheets. The Company reports the policy liabilities ceded to other insurance companies under “Policy liabilities” and records a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheets. Insurance liabilities are reported before the effects of ceded reinsurance. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Deferred Acquisition Costs (“DAC”)

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

At December 31, 2006, the Company changed its accounting policy, effective January 1, 2006, with respect to the amortization of a portion of DAC associated with commissions paid to agents. Generally, the first year and second year commission rates on policies issued by the Company’s SEA Division are higher than renewal year commission rates. The Company changed its accounting methodology with respect to the first year and second year excess commissions, and now amortizes them over the average life of a policy, which approximates a two-year period. See the discussion below under the caption “2006 Change in Accounting Policy.”

Other

The cost of business acquired through acquisition of subsidiaries or blocks of business is determined based on estimates of the future profits inherent in the business acquired. Such costs are capitalized and amortized over the estimated premium-paying period. Anticipated investment income is considered in determining whether a premium deficiency exists. The amortization period is adjusted when estimates of current or future gross profits to be realized from a group of products are revised. Traditionally, such costs have been primarily related to acquisitions by the Company’s former Life Insurance Division. At December 31, 2008, the Company did not have any remaining capitalized costs related to the cost of business acquired through acquisition of subsidiaries or blocks of business.

The Company monitors and assesses the recoverability of deferred health and life policy acquisition costs on a quarterly basis.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is an analysis of cost of policies acquired and deferred acquisition costs of policies issued:

	December 31,
	2008	2007	2006
	(In thousands)

Costs of policies acquired:
Beginning of year	$960	$1,878	$3,206
Additions	—	—	—
Amortization	(105)	(918)	(1,328)
Disposal (Life Insurance Division)	(855)	—	—

End of year	—	960	1,878
Deferred costs of policies issued (reflects change in accounting policy discussed below)	72,151	197,019	195,879

Total	$72,151	$197,979	$197,757

Set forth below is an analysis of deferred costs of policies issued and the related deferral and amortization in each of the years then ended:

	December 31,
	2008	2007	2006
	(In thousands)

Deferred costs of policies issued:
Beginning of year	$197,019	$195,879	$127,914
DAC adjustment (reflects change in accounting policy discussed below)	—	—	77,633
Disposals (sale of Life Insurance Division and Student Insurance Division)	(100,290)	—	(9,821)
Additions	101,819	138,596	170,937
Amortization	(126,397)	(137,456)	(170,784)

End of year	$72,151	$197,019	$195,879

Allowance for Doubtful Accounts

The Company maintains an allowance for potential losses that could result from defaults or write-downs on various assets. The allowance for losses consists of the following:

	December 31,
	2008	2007
	(In thousands)

Agent receivables	$2,660	$3,488
Mortgage loans	2	5

	$2,662	$3,493

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives (generally 3 to 7 years for furniture, software and equipment and 30 to 39 years for buildings). During 2007, HealthMarkets incurred an asset impairment charge of $8.0 million associated with two technology assets that the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined were no longer of value to the Company. At December 31, 2008 and 2007 property and equipment consists of the following:

	December 31,
	2008	2007
	(In thousands)

Land and improvements	$2,400	$2,431
Buildings and leasehold improvements	35,794	36,140
Software	97,092	90,503
Furniture and equipment	48,818	44,989

	184,104	174,063
Less accumulated depreciation	120,906	104,124

Property and equipment, net	$63,198	$69,939

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangibles according to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if certain indicators arise. An impairment loss would be recorded in the period such determination was made. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company amortizes its intangible assets with estimable useful lives over a period ranging from five to twenty-five years.

Capitalized Debt Issuance Costs

Debt issuance costs are amortized over the life of the underlying debt using the effective interest method. These costs primarily represent legal fees associated with the issuance of the term loan credit facility and the trust preferred securities which were capitalized and recorded in “Other assets” on the consolidated balance sheets. See Note 8 of Notes to Consolidated Financial Statements.

Derivatives

The Company uses derivative instruments as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The derivative instruments are carried at fair value on the consolidated balance sheets. The Company values its derivative instruments using a third party. See Note 9 of Notes to Consolidated Financial Statements.

Future Policy and Contract Benefits

With respect to accident and health insurance, future policy benefits are primarily attributable to a return-of-premium (“ROP”) rider that the Company has issued with certain SEA health policies. The Company records an ROP liability to fund longer-term obligations associated with the ROP rider. The future policy benefits for the ROP are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. See Note 6 of Notes to Consolidated Financial Statements.

Additional contract reserves are calculated for accident and health insurance coverages for which the present value of future benefits exceed the present value of future valuation net premiums. “Valuation net premiums” refers to a series of net premiums wherein each premium is set as a constant proportion of expected gross premium over

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the life of the covered individual. This occurs on the coverages in which the premium rates are developed such that they will not increase at the same rate benefits increase over the period coverage is in force. For our business, these include issue-age rated disability income policies and products introduced in 2008.

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

Traditional life insurance future policy benefit liabilities are computed using the net level premium. Future contract benefits related to annuity contracts are generally based on policy account values.

Claim Liabilities

Claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The Company uses the developmental method to estimate its health claim liabilities, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim payments. See Note 6 of Notes to Consolidated Financial Statements.

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

Other Income

Other income primarily consists of income derived by the SEA Division from ancillary services and membership marketing and administrative services provided to the membership associations that make available to their members the Company’s health insurance products. Income is recognized as services are provided.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses consist of direct expenses incurred across all insurance lines in connection with issuance, maintenance and administration of in-force insurance policies, including amortization of deferred policy acquisition costs, commissions paid to agents, administrative expenses and premium taxes.

Set forth below is additional information concerning underwriting, acquisition and insurance expenses for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Amortization of deferred policy acquisition costs	$126,502	$138,374	$172,112
Commissions	11,006	16,855	28,823
Administrative expenses	331,746	343,701	333,943
Premium taxes	29,942	35,998	43,760
Intangible asset amortization	1,639	1,722	2,525
Variable stock compensation expense (benefit)	(6,758)	(482)	16,603

	$494,077	$536,168	$597,766

Amortization of deferred policy acquisition costs and commissions for the 2006 year reflect the change in accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents. See the discussion below under the caption “2006 Change in Accounting Policy.”

Other Expenses

Other expenses consist primarily of direct expenses incurred by the Company in connection with generating other income at the SEA Division. Also included among other expenses in 2006 are the incremental costs associated with the Merger transaction of $48.0 million.

Variable Stock-Based Compensation Expense

The Company sponsors a series of stock accumulation plans established for the benefit of the independent insurance agents and independent sales representatives associated with its independent agent field force. In connection with these plans, the Company incurs non-cash variable stock-based compensation expense (benefit) in amounts that fluctuate based on the fair value of the Company’s common stock. The Company records this expense (benefit) in “Underwriting, acquisition and insurance expenses” on its consolidated statements of income (loss). See Note 13 of Notes to Consolidated Financial Statements.

Employee Stock Plans

Pursuant to the Company’s employee stock plans (described in more detail in Note 14 of Notes to Consolidated Financial Statements) the Company adopted SFAS No. 123(R), Shared-Based Payment (“SFAS No. 123(R)”), on January 1, 2006. The Company has elected to recognize compensation costs for an award with graded vesting on a straight-line basis over the requisite service period for the entire award.

Advertising Expense

During 2008, 2007 and 2006, the Company incurred advertising costs not included in deferred acquisition costs of $2.3 million, $2.3 million and $1.6 million, respectively. These amounts were expensed as incurred and are

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statements of income (loss).

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

Comprehensive Income (Loss)

Included in comprehensive income (loss) is the reclassification adjustments for realized gains (losses) included in net income (loss) of $(23.8) million ($(15.5) million net of tax), $871,000 ($566,000 net of tax), and $(2.3) million ($(1.5) million net of tax) in 2008, 2007 and 2006, respectively.

Guaranty Funds and Similar Assessments

The Company is assessed amounts by state guaranty funds to cover losses of policyholders of insolvent or rehabilitated insurance companies, by state insurance oversight agencies and by other similar legislative entities to cover the operating expenses of such agencies and entities. The Company is also assessed for other health related expenses of high-risk and health reinsurance pools maintained in the various states. These mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2008 and 2007, the Company had accrued and reported in “Other liabilities” on its consolidated balance sheets, $3.3 million and $5.5 million, respectively, to cover the cost of these assessments. The Company expects to pay these assessments over a period of up to five years, and the Company expects to realize the allowable portion of the premium tax offsets and/or policy surcharges over a period of up to ten years. The Company incurred guaranty fund and other health related assessments of $2.1 million, $6.9 million and $6.2 million in 2008, 2007 and 2006, respectively, reported in “Underwriting, acquisition and insurance expenses” on the consolidated statements of income (loss).

2006 Change in Accounting Policy

Effective January 1, 2006, the Company changed its accounting policy with respect to the amortization of a portion of deferred acquisition costs associated with commissions paid to agents.

The Company formerly capitalized commissions and premium taxes associated with its SEA Division business, classified as “Deferred acquisition costs” on the consolidated balance sheets, and amortized all of these costs over the period (and in proportion to the amount) that the associated unearned premium is earned.

Following adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”), the Company performed an analysis to determine the appropriate portion of commissions to be deferred over the lives of the underlying policies. Generally, first year and second year commission rates are higher than the renewal year commission rates, and, as such, the Company has determined that the preferred approach is to capitalize the excess commissions associated with those earlier years and amortize the capitalized costs ratably over the estimated life of the policy. Accordingly, the Company changed its accounting method to amortize the first and second year excess commissions ratably over the average life of the policy, which approximates a two year period.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilized the one time special transition provisions of SAB No. 108 and recorded an adjustment to retained earnings effective January 1, 2006 to reflect this change in accounting policy. As of January 1, 2006, the change in accounting policy resulted in an increase in the Company’s capitalized deferred acquisition cost of $77.6 million, a related increase in its deferred tax liability of $27.1 million, and a net increase to shareholders’ equity of $50.5 million. The adoption of this new accounting policy had the effect of increasing underwriting, acquisition and insurance expenses (classified to its SEA Division) in 2006 by $15.5 million and, correspondingly, reducing after-tax net income by $10.1 million.

Recently Issued Accounting Pronouncements

In January 2009, the Financial Accounting Standard Board (“FASB”) issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF No. 99-20-1”) which amends EITF No. 99-20. FSP EITF No. 99-20-1 eliminates the requirement that the best estimate of cash flows of beneficial interests in securitized financial assets be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 requires that a Company recognize other-than-temporary impairments of beneficial interests in securitized financial assets as a realized loss when current information and events indicate that it is “probable” there has been an adverse change in the instrument’s estimated cash flows from the cash flows previously projected. The adoption of FSP EITF No. 99-20-1 did not have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With GAAP, SFAS No. 162 is directed to the entity rather than the auditor. The statement will be effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP, and is not expected to have any impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, in an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008, which, for the Company, is fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of SFAS No. 141®. Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”) was issued. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes this statement will not have a material impact on its financial position and results of operations.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”) was issued. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for 2008; however, companies may elect to apply the fair value option on either the initial adoption date or after initial adoption, on the date when other eligible items are recognized. HealthMarkets adopted SFAS No. 159 during 2008 for certain put options that had been acquired during the current year. See Note 3 of Notes to Consolidated Financial Statements. Upon adoption, the Company recorded a realized gain of $1.2 million related to such put options.

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109, (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. The adoption of FIN No. 48 did not impact the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes, and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test, as mentioned above, and nonfinancial assets acquired and liabilities assumed in a business combination.

The Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. For additional disclosures about fair value measurements. See Note 3 of Notes to Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) will have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When a Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when a market for that financial asset is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a significant impact on the Company’s financial condition and results of operations.

Reclassification

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Note 2.	Acquisitions and Dispositions

Acquisitions

Acquisition of Fidelity Life Insurance Company

Effective December 1, 2007, the Company acquired all of the outstanding capital stock of Fidelity Life Insurance Company, an insurance company domiciled in Pennsylvania and licensed to issue health and life insurance policies. Consideration consisted of cash payments totaling $13.4 million and $200,000 in related transaction costs. The Company acquired $9.6 million of cash and investments, some of which are held as deposits with state insurance departments, and recognized the remaining consideration of $3.8 million as an intangible asset, primarily for the state insurance licenses. On May 12, 2008, Fidelity Life Insurance Company was redomesticated to Oklahoma. Effective July 15, 2008, the Company changed the name of Fidelity Life Insurance Company to HealthMarkets Insurance Company (“HealthMarkets Insurance”).

Termination of Special Investment Risk Obligation

On March 3, 1997, the Company and Special Investment Risks, Ltd (“SIR”) entered into a Sale of Assets Agreement (the “Sale of Assets Agreement”) providing for the transfer and sale to the Company of substantially all of the equipment, fixed assets and contracts associated with SIR’s former United Group Association, Inc., a general insurance agency. In partial consideration for the transfer and sale, (i) SIR retained the right to receive all commissions on policies marketed and sold by SIR and written prior to January 1, 1997 and (ii), with respect to policies marketed and sold by SIR and written after January 1, 1997, the Company agreed to pay to SIR 120 basis points (1.20%) times the UGA Commissionable Renewal Premium Revenue (as such term is defined in the Asset Sale Agreement) collected in any period (such streams of payments owing to SIR collectively referred to as the “Future Obligation”). See Note 15 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 19, 2006, the Company and SIR executed a Termination Agreement to the Sale of Assets Agreement, pursuant to which (a) SIR received an aggregate of $47.5 million, (b) the Future Obligation was discharged in full, (c) SIR released the Company from all liability under the Asset Sale Agreement, and (d) the Asset Sale Agreement was terminated. The Company accounted for the transaction as additional purchase price which was recorded as an intangible asset. The Company is amortizing the intangible asset over an approximate period of twenty-five years based on estimated future cash flows associated with the related premium stream.

Dispositions

Exit from Life Insurance Division Business

On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC, completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through Chesapeake, Mid-West and MEGA (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).

Under the terms of the Coinsurance Agreements, Wilton has assumed responsibility for all insurance liabilities associated with the Coinsured Policies. The Ceding Companies have transferred to Wilton cash in an amount equal to the net statutory reserves and liabilities corresponding to the Coinsured Policies, which amount was approximately $344.5 million. Wilton has agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. As a result, in accordance with guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, the Company reported and will continue to report the policy liabilities ceded to Wilton under “Policy liabilities” and record a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheet. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the coinsurance agreement with Wilton.

The Company and the Ceding Companies received total consideration of approximately $139.2 million, including $134.5 million in aggregate ceding allowances with respect to the reinsurance of the Coinsured Policies. Under certain circumstances, the Master Agreement also provides for the payment of additional consideration to the Company following the closing based on the five year financial performance of the Coinsured Policies. The reinsurance transaction resulted in a pre-tax loss of $21.5 million, of which $13.0 million was recorded as an impairment to the Life Insurance Division’s DAC with the remainder of $8.5 million recorded in “Realized gains (losses)” in the Company’s consolidated statement of income (loss).

The Master Agreement and Coinsurance Agreements provide for certain financial settlements following the Closing Date, including, without limitation, settlements with respect to the cash transferred to Wilton for statutory reserves and liabilities corresponding to the Coinsured Policies, and the cash flows arising out of the Coinsured Policies between the Coinsurance Effective Date and the Closing Date. The Company is currently in the process of resolving the financial settlements with Wilton. The Company does not currently believe that the outcome of the financial settlements will have a material adverse effect on the Company’s financial condition and results of operations.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with these transactions the Company incurred $6.5 million in investment banker fees and legal fees recorded as “Other expense” on the Company’s consolidated statement of income (loss) for the year ended December 31, 2008. The Company also incurred $6.4 million of employee and lease termination costs and other costs recorded in “Underwriting, acquisition and insurance expenses,” during 2008. In addition, the Company incurred interest expense of $3.1 million during 2008 associated with the use of the cash transferred to Wilton during the period from the Coinsurance Effective Date to the Closing Date. The Ceding Companies also wrote-off DAC of $101.1 million, representing all of the deferred acquisition costs associated with the Coinsured Policies subject to the transaction, which is included in the realized loss on the transaction. This write-off of DAC correspondingly reduced the related deferred tax assets by $36.7 million.

As a consequence of the transactions and related financial implications described above, the consolidated statement of cash flows reflects substantial changes in reinsurance recoverable — ceded policy liabilities, deferred acquisition costs and deferred income taxes for 2008.

In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. and UICI Funding Corp. 2 (“Funding”), and the related student association. The closing of the transactions contemplated by the Stock Purchase Agreement has not occurred due to certain closing conditions that have not yet been satisfied. Either party may terminate the Stock Purchase Agreement if the closing has not occurred by May 31, 2009. The Company has presented the assets and liabilities of CFLD-I, Inc. and Funding as held for sale on the Company’s balance sheet for all periods presented. Additionally, the Company has included the results of operations of CFLD-I, Inc. and Funding in discontinued operations on the Company’s consolidated statement of income for all periods presented.

In accordance with the terms of the Coinsured Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million.

See Note 20 of Notes to Consolidated Financial Statements for information regarding assets and liabilities and the results of discontinued operations.

Exit from the Medicare Market

In late 2007, the Company expanded into the Medicare market by offering a new portfolio of Medicare Advantage PFFS — called HMCA Plans — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. Policies were issued by Chesapeake under a contract with CMS. The HMCA Plans were offered to Medicare eligible beneficiaries as a replacement for original Medicare and Medigap (Supplement) policies. They provided enrollees with the actuarial benefit equivalence they would receive under original Medicare, as well as certain additional benefits or benefit options, such as preventive care, pharmacy benefits, and vision, dental and hearing services.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (HR. 6331) was enacted, resulting in significant changes to the Medicare program. These changes include, among other things, the phased elimination of Medicare Advantage PFFS “deeming” arrangements with providers beginning in 2011. The Company believes that this new law would have made it difficult for the Company to operate effectively in the Medicare market. As a result, in July 2008, the Company decided that it would not participate in the Medicare Advantage marketplace beyond the current year. The Company will continue to fulfill its remaining obligations under the 2008 calendar year Medicare contract with CMS.

In connection with its exit from the Medicare market, the Company incurred employee termination costs of $2.8 million in the year ended December 31, 2008. In addition, the Company incurred asset impairment charges of $1.1 million in 2008 associated with technology assets unique to its Medicare business.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the year ended December 31, 2008, the Company recognized a $4.9 million expense, recorded in “Underwriting, acquisition and insurance expenses” on its consolidated statement of income (loss), associated with a minimum volume guarantee fee related to the Company’s contract with a third party administrator. This minimum volume guarantee fee was for member months over the three year term of the contract covering calendar years 2008 through 2010.

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

As consideration for the receipt of Star HRG assets, a unit of the CIGNA Corporation issued a promissory note to MEGA for $150.8 million (the “CIGNA Note”) and the CIGNA Corporation entered into a Guaranty Agreement with MEGA, pursuant to which the CIGNA Corporation unconditionally guaranteed the payment when due of the CIGNA Note (the “Guaranty Agreement”). The CIGNA Note required a principal payment of $72.4 million (which was due and paid on November 1, 2006), with the remaining principal of $78.4 million due on June 15, 2021. The CIGNA Note initially bore interest at an annual rate of 5.4% from its inception to August 2, 2006. After August 2, 2006, the portion of the CIGNA Note Payable on November 1, 2006 bore interest at an annual rate of 5.4%, while the remaining principal amount bears interest at an annual rate of 6.37%. The interest is to be paid semi-annually on June 15th and December 15th of each year. On August 16, 2006, MEGA subsequently distributed the CIGNA Note and Guaranty Agreement to HealthMarkets, LLC as a dividend in kind, and HealthMarkets, LLC, in turn, contributed the CIGNA Note and Guaranty Agreement to a non-consolidated qualifying special purpose entity of the Company. See Note 10 of Notes to Consolidated Financial Statements.

The historical results of operations of the Star HRG Division are reported in continuing operations and classified in the Disposed Operations segment for all periods presented.

As part of the sale transaction, MEGA and Chesapeake entered into 100% coinsurance arrangements with the purchaser. For financial reporting purposes, at December 31, 2008 and 2007, the Company reports the policy liabilities ceded to the purchaser under the coinsurance agreement as “Policy liabilities” with a corresponding asset reported as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheets.

In addition, the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses) in continuing operations and classified in the Disposed Operations segment.

2006 Sale of Student Insurance Division

On December 1, 2006, the Company sold substantially all of the assets formerly comprising MEGA’s Student Insurance Division. The Student Insurance Division offered health insurance programs that generally provided single school year coverage to individual students at colleges and universities. The Student Insurance Division also provides accident policies for students at public and private schools in pre-kindergarten through grade twelve. In connection with the sale of the Student Insurance Division, the Company recognized in 2006 a pre-tax gain of approximately $100.2 million.

As consideration for the sale of the Student Insurance Division assets, the Company received a promissory Note in the principal amount of $94.8 million issued by UnitedHealth Group Inc. (the “UHG Note”). The UHG Note bears interest at a fixed rate of 5.36% and matures on November 30, 2016, with the full principal payment due at maturity. The interest is to be paid semi-annually on May 30th and November 30th of each year. The Company has concluded that the UHG Note meets the requirements established in SFAS No. 115, Accounting for Certain

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Debt and Equity Securities, and may be classified as a security with a fixed maturity. Accordingly, the UHG Note is included in “Fixed maturities.”

The historical results of operations of the Student Insurance Division are reported in continuing operations and classified in the Disposed Operations segment for all periods presented.

The purchase price was subject to downward or upward adjustment based on the amount of premium generated with respect to the 2007-2008 school year and actual claims experience with respect to the in-force block of student insurance business at the time of the sale. The Company recorded $5.5 million, $1.2 million and $6.5 million of realized gains as adjustments to the purchase price during 2008, 2007 and 2006, respectively, of which the entire $13.2 million was received during 2008. The Company does not expect to incur or receive any additional compensation related to the premium provision or claim experience in the future.

As part of the sale transaction, MEGA, Mid-West and Chesapeake entered into 100% coinsurance arrangements with the purchaser. For financial reporting purposes, at December 31, 2008 and 2007, the Company reports the policy liabilities ceded to the purchaser under the coinsurance agreement as “Policy liabilities” with a corresponding asset reported as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheets.

In addition, the Company will continue to report in future periods the residual results of operations of the business (anticipated to consist solely of residual wind-down expenses associated with the sale) in continuing operations and classified to the Disposed Operations segment.

Note 3.	Fair Value Measurements

In accordance with SFAS No. 157, the Company categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets which are accessible by the Company.

•	Level 2 — Observable prices in active markets for similar assets or liabilities. Prices for identical or similar assets or liabilities in markets that are not active. Directly observable market inputs for substantially the full term of the asset or liability, such as interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads. Market inputs that are not directly observable but are derived from or corroborated by observable market data.

•	Level 3 — Unobservable inputs based on the Company’s own judgment as to assumptions a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.

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

Where possible, the Company utilizes quoted market prices to measure fair value. For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices in active markets are unavailable, the Company determines fair values using various valuation techniques and models based on a range of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market inputs including pricing models, quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, prepayment speeds, default rates and discounted cash flow. In most cases, these estimates are determined based on independent third party valuation information, and the amounts are disclosed in Level 2 of the fair value hierarchy. Generally, the Company obtains a single price or quote per instrument from independent third parties to assist in establishing the fair value of these investments.

If quoted market prices and independent third party valuation information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. On occasions when pricing service data is unavailable, the Company may rely on bid/ask spreads from dealers in determining fair values. When dealer quotations are used to assist in establishing the fair value, the Company generally obtains one quote per instrument. The quotes obtained from dealers or brokers are generally non-binding. When dealer quotations are used, the Company uses the mid-mark as fair value. When broker or dealer quotations are used for valuation or price verification, greater priority is given to executable quotes. As part of the price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments.

Historically, the Company had not experienced a circumstance where it had determined that an adjustment to a quote or price received from an independent third party valuation source was required. To the extent the Company determines that a price or quote is inconsistent with actual trading activity observed in that investment or similar investments, or if the Company does not think the quote is reflective of the market value for the investment, the Company will internally develop a fair value using this observable market information and disclose the occurrence of this circumstance. During the year ended December 31, 2008, the Company determined that the non-binding quote received from an independent third party broker for a particular collateralized debt obligation investment did not reflect fair value. In accordance with guidance provided in FSP 157-3, the Company determined the fair value of this security based on other internally developed approaches, which are discussed below in the last two paragraphs under the “Fixed Income Investments” caption.

In accordance with SFAS No. 157, the Company has categorized its available for sale securities into a three level fair value hierarchy based on the priority of inputs to the valuation techniques. The fair values of investments disclosed in Level 1 of the fair value hierarchy include money market funds and certain U.S. government securities, while the investments disclosed in Level 2 include the majority of the Company’s fixed income investments. In cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies the fair value estimates within Level 3 of the fair value hierarchy.

As of December 31, 2008, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $96.1 million of “Corporate debt and other” classified as Level 2, $2.0 million of “Corporate debt and other” classified as Level 3, $1.5 million of “Mortgage and asset-backed” investments classified as Level 3 and $476,000 included in “Short-term and other investments” classified as Level 3. The $96.1 million of “Corporate debt and other” investments classified as Level 2 noted above includes $87.5 million of an investment grade corporate bond issued by UnitedHealth Group that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006. See Note 2 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

U.S. and U.S. Government agencies	$10,364	$27,444	$—	$37,808
Corporate debt and other	—	390,723	2,585	393,308
Mortgage and asset-backed	—	203,687	1,746	205,433
Municipals	—	161,938	6,539	168,477
Corporate equities	32	—	—	32
Trading securities	—	—	11,937	11,937
Put options(1)	—	—	3,163	3,163
Short-term and other investments(2)	190,395	—	476	190,871

	$200,791	$783,792	$26,446	$1,011,029

(1)	Included in Other assets

(2)	Amount excludes $19.4 million of short term and other investments which are not subject to fair value measurement.

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Interest rate swaps	$—	$13,538	$—	$13,538
Agent and employee plans	—	—	18,158	18,158

	$—	$13,538	$18,158	$31,696

The following is a description of the valuation methodologies used for certain assets and liabilities of the Company measured at fair value on a recurring basis, including the general classification of such assets pursuant to the valuation hierarchy.

Fixed Income Investments

Available for sale investments

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 of the fair value hierarchy. Investments classified within Level 2 consist of U.S. government agencies bonds, corporate bonds, mortgage and asset backed securities, and municipal bonds.

The Company also holds a small number of fixed income investments, including certain mortgage and asset backed securities, and collateralized debt obligations, for which it estimates the fair value using internal pricing matrices with some unobservable inputs that are significant to the valuation. Additionally, during the quarter ended June 30, 2008, the Company began estimating the fair value of its entire portfolio of municipal auction rate securities based on non-binding quotes received from independent third parties due to limited activity and market data for auction rate securities, resulting from liquidity issues in the global credit and capital markets. Consequently, the lack of transparency in the inputs and the availability of independent third party pricing information for these investments resulted in their fair values being classified within the Level 3 of the hierarchy. As of December 31, 2008, the fair values of certain municipal auction rate securities, collateralized debt obligations and mortgage and asset-backed securities which represent approximately 3% of the Company’s total fixed income investments are reflected within the Level 3 of the fair value hierarchy.

During the year ended December 31, 2008, the Company determined that the non-binding quoted price received from an independent third party broker for a particular collateralized debt obligation investment did not reflect a value based on an active market. During discussions with the independent third party broker, the Company learned that the price quote was established by applying a discount to the most recent price that the broker had offered the investment. However, there were no responding bids to purchase the investment at that price. As this price was not set based on an active market, the Company developed a fair value for the investment.

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

Trading securities

The Company’s fixed income trading securities consist of auction rate securities, for which the fair value is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.

Equities

The Company maintains one investment in equity securities for which the Company uses a quoted market price based on observable market transactions. The Company includes the fair value estimate for this stock in Level 1 of the hierarchy. The remaining amount in equity securities represents one security accounted for using the equity method of accounting and, therefore, does not require fair value disclosure under the provisions of SFAS No. 157.

Short-term and other investments

The Company’s short-term and other investments primarily consist of highly liquid money market funds, which are reflected within Level 1 of the fair value hierarchy. Additionally, the fair value of one of the Company’s investment assets included in short-term and other investments is determined based on unobservable inputs. Accordingly, the fair value of this asset is reflected within Level 3 of the fair value hierarchy.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Put Options

The put options that the Company owned as of December 31, 2008 are directly related to the agreements the Company entered into with UBS during 2008 to facilitate the buyback of certain auction rate municipal securities. The options are carried at fair value which is related to the fair value of the auction rate securities.

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

Changes in Level 3 Assets and Liabilities

The tables below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the year ended December 31, 2008. During 2008, the Company determined that certain collateralized debt obligation investments previously presented in Level 2 of the hierarchy should be classified as Level 3 due to a significant level of unobservable inputs used to determine its fair value. As such, the Company transferred the fair value of these collateralized debt obligations to Level 3 of the fair value hierarchy.

During the second quarter of 2008, the Company began estimating the fair values of its municipal auction rate securities based on non-binding quotes received from independent third party sources due to unavailability of observable inputs in the market place as a result of liquidity issues in the global credit and capital markets. These quotes from independent third parties are derived from their internally developed pricing models, which utilize various unobservable inputs. As a result, the Company’s municipal auction rate securities were transferred to Level 3.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value for the YearEnded December 31, 2008

			Purchases,
		Unrealized	Sales,	Realized	Transfer in/
	Beginning	Gains or	Payments and	Gains	(Out) of	Ending
	Balance	(Losses)	Issuances, Net	(Losses)(1)	Level 3, Net	Balance
	(In thousands)

Assets
Corporate debt and other	$—	$1,830	$6	$(5,831)	$6,580	$2,585
Mortgage and asset-backed	2,579	(473)	(360)	—	—	1,746
Municipals	—	(1,461)	—	—	8,000	6,539
Trading securities	—	(2,003)	—	(1,160)	15,100	11,937
Put options	—	—	—	3,163	—	3,163
Other invested assets	3,380	462	—	(3,366)	—	476
Liabilities
Agent and Employee Stock Plans	$37,273	$(9,711)	$(9,404)	$—	$—	$18,158

(1)	Realized losses for the years ended December 31, 2008 are included in “Realized gains (losses)” on the Company’s consolidated statement of income (loss) .

Fair Value Option

SFAS No. 159 provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company adopted SFAS No. 159 in 2008 for certain put options that were acquired during the current year.

At December 31, 2008, the change in fair market value for the put option, for which the fair value option has been elected, was $3.2 million, which is included in ‘‘Realized gains (losses)” on the consolidated statement of income (loss).

Note 4.	Investments

The Company’s investments consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Securities available for sale
Fixed maturities	$805,026	$1,304,424
Equity securities	210	346
Trading securities	11,937	—
Policy loans	177	14,279
Short-term and other investments	210,256	162,552

Total investments	$1,027,606	$1,481,601

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available for sale fixed maturities are reported at fair value which was derived as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$36,014	$1,794	$—	$37,808
Mortgage-backed securities issued by U.S. Government agencies and authorities	109,874	2,691	(59)	112,506
Other mortgage and asset backed securities	108,310	70	(15,453)	92,927
Corporate bonds and municipals	594,696	4,229	(43,100)	555,825
Other	6,243	—	(283)	5,960

Total fixed maturities	$855,137	$8,784	$(58,895)	$805,026

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. and U.S. Government agencies	$72,292	$753	$(105)	$72,940
Mortgage-backed securities issued by U.S. Government agencies and authorities	206,519	973	(1,575)	205,917
Other mortgage and asset backed securities	143,133	1,102	(1,508)	142,727
Corporate bonds and municipals	885,707	10,480	(18,028)	878,159
Other	6,418	—	(1,737)	4,681

Total fixed maturities	$1,314,069	$13,308	$(22,953)	$1,304,424

The amortized cost and fair value of available for sale fixed maturities at December 31, 2008, by contractual maturity, are set forth in the table below. Fixed maturities subject to early or unscheduled prepayments have been included based upon their contractual maturity dates. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized
	Cost	Fair Value
	(In thousands)

Maturity:
One year or less	$44,950	$43,524
Over 1 year through 5 years	184,331	172,878
Over 5 years through 10 years	258,840	240,698
Over 10 years	148,832	142,493

	636,953	599,593
Mortgage and asset backed securities	218,184	205,433

Total fixed maturities	$855,137	$805,026

During the fourth quarter, as a result of the settlement agreements entered into, certain fixed maturity auction rate securities held by the Company with a carrying value of $13.9 million, which were previously designated as

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“available for sale” securities were re-designated as “trading” securities as permitted under SFAS No. 115. Such re-designation represents a non-cash transaction between available for sale and trading securities. During 2008, the Company recorded realized losses of $3.2 million related to such re-designated debt securities, which are included in “Realized gains (losses)” on its consolidated statement of income (loss). See Note 3 of Notes to Consolidated Financial Statements for additional information under the caption “Put Options.”

The Company minimizes its credit risk associated with its fixed maturities portfolio by investing primarily in investment grade securities. Included in fixed maturities is a concentration of mortgage and asset backed securities. At December 31, 2008, the Company had a carrying amount of $205.4 million of mortgage and asset backed securities, of which $112.5 million were government backed, $83.2 million were rated AAA, $1.5 million were rated AA, $6.8 million were rated A, and $1.4 million were rated less than BBB by external rating agencies. At December 31, 2007, the Company had a carrying amount of $348.6 million of mortgage and asset backed securities, of which $205.9 million were government backed, $124.1 million were rated AAA, $2.1 million were rated AA, $11.2 million were rated A, and $5.3 million were rated BBB by external rating agencies. Additionally, the Company’s direct exposure to sub prime investments and auction rate securities is limited to 3.2% of investments.

The Company regularly monitors its investment portfolio to attempt to minimize its concentration of credit risk in any single issuer. Set forth in the table below is a schedule of all investments representing greater than 1% of the Company’s aggregate investment portfolio at December 31, 2008 and 2007, excluding investments in U.S. Government securities:

	December 31,
	2008		2007
		% of Total		% of Total
	Carrying	Carrying	Carrying	Carrying
	Amount	Value	Amount	Value
	(Dollars in thousands)

Issuer — Fixed Maturities:
UnitedHealth Group	$87,466	8.5%	$92,393	6.2%
Morgan Stanley Dean Witter	—	—	22,560	1.5%
Household Finance Corporation	—	—	15,035	1.0%
Federal National Mortgage Corporation	—	—	15,028	1.0%
General Electric Capital Corporation	—	—	15,022	1.0%
Issuer — Short-term investments:
Fidelity Institutional Money Market Fund(1)	$123,793	12.0%	$88,657	6.0%
SEI Government Fund(1)	24,143	2.3%	—	—
Merrill Lynch Government Fund(1)	27,594	2.7%	—	—

(1)	Funds are diversified institutional money market funds that invest solely in United States dollar denominated money market securities issued by governments and their agencies.

As of December 31, 2008, the largest concentration in any one investment grade corporate bond was $87.5 million, which represented 8.5% of total invested assets. This security was received from UnitedHealth Group as payment on the sale of the Student Insurance Division. This security is carried at fair value which is derived by a similar publicly traded UnitedHealth Group security. The Company maintains a $75.0 million credit default insurance policy on this bond, reducing its default exposure to $19.8 million, or 1.9% of total invested assets. See Note 2 of Notes to Consolidated Financial Statements. The largest concentration in any one non-investment grade corporate bond was $4.3 million, which represented less than 1% of total invested assets. The largest concentration to any one industry was less than 10%.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of various reinsurance agreements (see Note 7 of Notes to Consolidated Financial Statements), the Company is required to maintain assets in escrow with a fair value equal to the statutory reserves assumed under the reinsurance agreements. Under these agreements, the Company had on deposit, securities with a fair value of approximately $42.4 million and $45.2 million as of December 31, 2008 and 2007, respectively. In addition, the Company’s domestic insurance subsidiaries had securities with a fair value of $29.1 million and $25.8 million on deposit with insurance departments in various states at December 31, 2008 and 2007, respectively.

In 2005, the Company established a securities lending program, under which the Company lends fixed-maturity securities to financial institutions in short-term lending transactions. The Company maintains effective control over the loaned securities by virtue of the ability to unilaterally cause the holder to return the loaned security on demand. These securities continue to be carried as investment assets on the Company’s balance sheet during the term of the loans and are not reported as sales. The Company’s security lending policy requires that the fair value of the cash and securities received as collateral be 102% or more of the fair value of the loaned securities. The collateral received is restricted and cannot be used by the Company unless the borrower defaults under the terms of the agreement. These short-term security lending arrangements increase investment income with minimal risk. At December 31, 2008 and 2007, securities on loan to various borrowers totaled $20.3 million and $190.8 million, respectively.

A summary of net investment income sources is set forth below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Fixed maturities	$54,763	$64,810	$70,998
Equity securities	(121)	17	154
Mortgage loans	—	2	96
Policy loans	442	933	947
Short-term and other investments	3,995	24,760	18,694
Agent receivables	3,065	3,829	3,649

	62,144	94,351	94,538
Less investment expenses	1,909	2,120	1,923

	$60,235	$92,231	$92,615

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and (losses) and the change in unrealized investment gains and (losses) on fixed maturities, equity security and other investments are summarized as follows:

				Gains
	Fixed	Equity	Other	(Losses) on
	Maturities	Securities	Investments	Investments

Year Ended December 31:
2008
Realized	$(19,274)	$—	$(4,584)	$(23,858)
Change in unrealized	(40,466)	(14)	1,175	(39,305)

Combined	$(59,740)	$(14)	$(3,409)	$(63,163)

2007
Realized	$871	$—	$2,604	$3,475
Change in unrealized	7,227	11	(1,175)	6,063

Combined	$8,098	$11	$1,429	$9,538

2006
Realized	$(2,264)	$(32)	$202,840	$200,544
Change in unrealized	(4,997)	196	—	(4,801)

Combined	$(7,261)	$164	$202,840	$195,743

Other than temporary impairment

The Company recorded realized losses from other than temporary impairment of $26.0 million for the year ended December 31, 2008. These impairments, which the Company deemed were other than temporary reductions, were due to a decline in the fair values of the investments below the Company’s cost basis resulting partially from liquidity issues experienced in the global credit and capital markets. The significant other than temporary impairment charges recognized during the year ended December 31, 2008 resulted from certain corporate debt and collateralized debt obligation securities, which are classified as “Corporate debt and other” in the fair value table below. During 2007 and 2006, the Company recorded impairment charges for certain fixed maturities of $-0- and $2.4 million, respectively. The impairment charges are reported as “Realized gains (losses)” on the consolidated statements of income (loss).

Fixed maturities

Proceeds from the sale and call of investments in fixed maturities were $353.8 million, $161.3 million and $225.4 million for 2008, 2007 and 2006, respectively. Gross gains of $4.0 million, $1.3 million and $2.6 million, and gross losses of $1.8 million, $405,000 and $2.5 million were realized on the sale and call of fixed maturity investments during 2008, 2007 and 2006, respectively.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of gross unrealized losses in its fixed maturities as of December 31, 2008 and 2007:

	December 31, 2008
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities issued by U.S. Government agencies and authorities	—	—	851	59	851	59
Other mortgage and asset backed securities	28,481	2,960	62,164	12,493	90,645	15,453
Corporate bonds and municipals	117,143	6,877	290,020	36,223	407,163	43,100
Other	—	—	5,960	283	5,960	283

Total	$145,624	$9,837	$358,995	$49,058	$504,619	$58,895

	December 31, 2007
	Unrealized Loss		Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

U.S. and U.S. Government agencies	$7,245	$12	$15,200	$93	$22,445	$105
Mortgage backed securities issued by U.S. Government agencies and authorities	—	—	134,294	1,575	134,294	1,575
Other mortgage and asset backed securities	461	38	89,764	1,470	90,225	1,508
Corporate bonds and municipals	152,855	5,713	303,871	12,315	456,726	18,028
Other	—	—	4,681	1,737	4,681	1,737

Total	$160,561	$5,763	$547,810	$17,190	$708,371	$22,953

At December 31, 2008, the Company had $58.9 million of gross unrealized losses related to fixed maturities.

Of the $9.8 million in unrealized losses that have existed for less than twelve months, thirteen securities had unrealized losses in excess of 10% of the security’s cost, of which eleven were Corporate bonds and two were Other mortgage and asset backed securities. The amount of unrealized loss with respect to those securities was $5.3 million at December 31, 2008 of which $4.5 million relate to Corporate bonds and $800,000 relate to Other mortgage and asset backed securities.

Of the $49.1 million in unrealized losses that had existed for twelve months or longer, forty three securities had an unrealized loss in excess of 10% of the security’s cost, of which twenty-eight were Corporate bonds and fifteen were Other mortgage and asset backed securities. The amount of unrealized loss with respect to those securities was $35.0 million at December 31, 2008, of which $22.5 relate to Corporate bonds and $12.5 relate to Other mortgage and asset backed securities. The two largest individual losses were $4.0 million and $1.5 million. Approximately 70% of the unrealized losses during 2008 occurred during the last six months of the year. At December 31, 2008, approximately 62% of the $22.5 million of unrealized losses on Corporate bonds that had existed for twelve months

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or longer were held in the financial services industry. As a Company that holds investments in the financial services industry, HealthMarkets has been affected by conditions in U.S. financial markets and economic conditions throughout the world. The financial environment in the U.S. has been volatile during 2008 and challenging market conditions have persisted throughout most of the year. Such unfavorable economic and market conditions have adversely affected the performance of the Company’s investment portfolio during 2008.

The Company continually monitors investments with unrealized losses that have existed for twelve months or longer and considered such factors as the current financial condition of the issuer, the performance of underlying collateral and effective yields, as well as HealthMarkets’ intent and ability to hold these securities until the fair value reverts to our cost basis, which may be maturity of the security. Based on such review, the Company believes that, as of December 31, 2008, the unrealized loss in these investments is temporary.

It is at least reasonably probable the Company’s assessment of whether the unrealized losses are other than temporary may change over time, given, among other things, the dynamic nature of markets or changes in the Company’s assessment of its ability or intent to hold impaired investment securities, which could result in the Company recognizing other-than-temporary impairment charges or realized losses on the sale of such investments in the future.

Equity securities

Gross unrealized investment gains on equity securities were $32,000, 46,000 and 35,000 at December 31, 2008, 2007 and 2006 respectively. The Company had no gross unrealized investment losses on equity securities at December 31, 2008, 2007 and 2006.

The Company did not sell equity investments during 2008 and 2007. During 2006, the Company realized proceeds of $1.5 million and gross losses of $32,000 on sales of equity investments. There were no impairment charges on equity securities during 2008, 2007 and 2006.

Note 5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets by operating division as of December 31, 2008 and 2007 is as follows:

	December 31, 2008
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$40,025	$55,283	$(8,112)	$87,196
Life Insurance Division	359	—	—	359

	$40,384	$55,283	$(8,112)	$87,555

	December 31, 2007
		Other
		Intangible	Accumulated
	Goodwill	Assets	Amortization	Net
	(In thousands)

Insurance:
Self-Employed Agency Division	$40,025	$55,283	$(6,473)	$88,835
Life Insurance Division	359	—	—	359

	$40,384	$55,283	$(6,473)	$89,194

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of state insurance licenses related to the acquisition of Fidelity Life Insurance Company completed in December 2007; customer lists, trademark and non-compete agreements related to the acquisition of substantially all of the operating assets of HEI Exchange Inc. (formerly known as HealthMarket Inc.) in October 2004; and the acquisition of SIR’s right to some renewal commissions at the SEA Division. See Note 2 of Notes to Consolidated Financial Statements.

The Company recorded amortization expense associated with other intangibles in continuing operations of $1.6 million, $1.7 million and $2.5 million in 2008, 2007 and 2006, respectively. Amortization expense in 2006 included impairment charges of $496,000, related to the HEI Exchange customer list acquired in October 2004. The impairment charge was reported in “Underwriting, acquisition and insurance expenses” on the Company’s consolidated statement of income (loss).

Estimated amortization expense for the next five years and thereafter for other intangible assets is as follows:

(In thousands)

2009	$1,582
2010	1,525
2011	1,532
2012	1,550
2013	1,580
2014 and thereafter	35,358

$43,127

Note 6.	Policy Liabilities

As more fully described below, policy liabilities consist of future policy and contract benefits, claim liabilities, unearned premiums and other policy liabilities at December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
	(In thousands)

Future policy and contract benefits	$486,174	$463,277
Claims	415,748	435,099
Unearned premiums	61,491	92,266
Other policy liabilities	9,633	10,764

	$973,046	$1,001,406

During the years ended 2008, 2007 and 2006, the Company incurred the following costs associated with benefits, claims and settlement expenses net of reinsurance ceded:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Future liability and contract benefits	$21,296	$25,232	$28,282
Claims benefits	835,698	776,551	968,335

Total benefits, claims and settlement expenses	$856,994	$801,783	$996,617

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Policy and Contract Benefits

Liability for future policy and contract benefits consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Accident & Health	$105,479	$100,221
Life	291,621	267,860
Annuity	89,074	95,196

	$486,174	$463,277

Accident and Health Policies

With respect to accident and health insurance, future policy benefits are primarily attributable to return of premium (“ROP”) rider that the Company has issued with certain health policies. Pursuant to this rider, the Company undertakes to return to the policyholder on or after age 65 all premiums paid less claims reimbursed under the policy. The ROP rider also provides that the policyholder may receive a portion of the benefit prior to age 65. The future policy benefits for the ROP rider are computed using the net level premium method. A claim offset for actual benefits paid through the reporting date is applied to the ROP liability for all policies on a contract-by-contract basis. The ROP liabilities reflected in future policy and contract benefits were $95.4 million and $95.1 million at December 31, 2008 and 2007, respectively.

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

Interest rates credited to future contract benefits related to universal life-type contracts approximated 4.3%, 4.5% and 4.5%, respectively, during each of 2008, 2007 and 2006. Interest rates credited to the liability for future contract benefits related to direct annuity contracts generally ranged from 3.0% to 5.5% during 2008, 2007 and 2006.

The Company has assumed certain life and annuity business from another company, utilizing the same actuarial assumptions as the ceding company. The liability for future policy benefits related to life business has been calculated using an interest rate ranging from 4% to 6%, consistent with the best estimate assumptions for interest sensitive life plans and consistent with pricing assumptions for non-interest sensitive life plans. Interest rates credited to the liability for future contract benefits related to these annuity contracts generally ranged from 3.0% to 4.5% during 2008, 2007 and 2006.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of liabilities for investment-type contracts (included in future policy and contract benefits and other policy liabilities) at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In thousands)

Direct annuities	$52,071	$55,409
Assumed annuities	35,508	38,358
Supplemental contracts without life contingencies	1,495	1,429

	$89,074	$95,196

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

For the majority of health insurance products in the SEA Division, the Company’s claim liabilities are estimated using the developmental method, which involves the use of completion factors for most incurral months, supplemented with additional estimation techniques, such as loss ratio estimates, in the most recent incurral months. This method applies completion factors to claim payments in order to estimate the ultimate amount of the claim. These completion factors are derived from historical experience and are dependent on the incurred dates of the claim, as well as the dates a payment is made against the claim. The completion factors are selected so that they are equally likely to be redundant as deficient.

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

The Company establishes the claims liability dependent upon the incurred dates, with certain adjustments, as described below. With respect to the SEA Division, for certain products introduced prior to 2008, claims liabilities for the cost of all medical services related to a distinct accident or sickness are recorded at the earliest date of diagnosis or treatment, even though the medical services associated with such accident or sickness might not be rendered to the insured until a later financial reporting period. A break in occurrence of a covered benefit service of more than six months will result in the establishment of a new incurred date for subsequent services. A new incurred date is established if claims payments continue for more than thirty-six months without a six month break in service.

For products introduced in 2008, claim payments are considered incurred on the date the service is rendered, regardless of whether the sickness or accident is distinct or the same. This is consistent with the assumptions used in the pricing of these products, which represent less than 10% of the total claim liability of the SEA Division at December 31, 2008.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to Other Insurance, the Company assigns incurred dates based on the date of loss, which estimates the liability for all payments related to a loss at the end of the applicable financial period in which the loss occurs.

With respect to Disposed Operations, the Company primarily assigns incurred dates based on the date of service, which estimates the liability for all medical services received by the insured prior to the end of the applicable financial period. Adjustments are made in the completion factors to account for pending claim inventory changes and contractual continuation of coverage beyond the end of the financial period. However, for the workers’ compensation business that was part of the Life Insurance Division operations, for which the Company still retains some risk, the Company assigns incurred dates based on the date of loss.

Claims Liability Development Experience

Activity in the claims liability is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Claims liability at beginning of year, net of reinsurance	$397,806	$444,550	$546,001
Less: Claims liability paid on business disposed	(10,694)	—	(68,617)
Add:
Incurred losses, net of reinsurance, occurring during:
Current year	858,855	851,575	1,059,032
Prior years	(23,157)	(75,024)	(90,697)

Total incurred losses, net of reinsurance	835,698	776,551	968,335

Deduct:
Payments for claims, net of reinsurance, occurring during:
Current year	545,368	535,987	664,220
Prior years	293,010	287,308	336,949

Total paid claims, net of reinsurance	838,378	823,295	1,001,169

Claims liability at end of year, net of related reinsurance recoverable (2008 — $31,316; 2007 — $37,293; 2006 — $72,582)	$384,432	$397,806	$444,550

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the table below is a summary of the claims liability development experience (favorable) unfavorable by business unit in the Company’s Insurance segment for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Self-Employed Agency Division	$(20,305)	$(75,552)	$(85,784)
Other Insurance	(2,931)	734	(2,530)
Disposed Operations	79	(206)	(2,383)

Total favorable development	$(23,157)	$(75,024)	$(90,697)

Impact on SEA Division.  As indicated in the table above, incurred losses developed at the SEA Division in amounts less than originally anticipated due to better-than-expected experience on the health business in each of the years.

For the SEA Division, the favorable claims liability development experience in the prior year’s reserve for each of the years ended December 31, 2008, 2007, and 2006 is set forth in the table below by source:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Development in the most recent incurral months	$(14,744)	$(25,957)	$(31,949)
Development in completion factors	2,495	(9,536)	(4,606)
Development in reserves for regulatory and legal matters	(1,888)	(14,991)	(4,762)
Development in the ACE rider	(5,784)	(13,670)	(29,726)
Development in non-renewed blanket policies	(149)	(6,669)	—
Development in large claim reserve	—	—	(10,555)
Other	(235)	(4,729)	(4,186)

Total favorable development	$(20,305)	$(75,552)	$(85,784)

The total favorable claims liability development experience for 2008, 2007 and 2006 in the amount of $20.3 million, $75.6 million and $85.8 million, respectively, represented 5.5%, 18.1% and 19.5% of total claim liabilities established for the SEA Division as of December 31, 2007, 2006 and 2005, respectively.

Development in the most recent incurral months and development in completion factors

As indicated in the table above, considerable favorable development ($12.2 million, $35.5 million and $36.6 million for the year ended December 31, 2008, 2007 and 2006, respectively) is associated with the estimate of claim liabilities for the most recent incurral months and development of completion factors. In estimating the ultimate level of claims for the most recent incurral months, the Company uses what it believes are prudent estimates that reflect the uncertainty involved in these incurral months. An extensive degree of judgment is used in this estimation process. For healthcare costs payable, the claim liability and the related benefit expenses are highly sensitive to changes in the assumptions used in the claims liability calculations. With respect to health claims, the items that have the greatest impact on the Company’s financial results are the medical cost trend, which is the rate of increase in healthcare costs, and the unpredictable variability in actual experience. Over time, the developmental method replaces anticipated experience with actual experience, resulting in an ongoing re-estimation of the claims liability. Since the greatest degree of estimation is used for more recent periods, the most recent prior year is subject

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the greatest change. Recent actual experience has produced lower levels of claims payment experience than originally expected. See discussion below regarding Changes in SEA Claim Liability Estimates.

Development in reserves for regulatory and legal matters

The Company experienced favorable development for each of the three years presented in the table above associated with its reserves for regulatory and legal matters due to settlements of certain matters on terms more favorable than originally anticipated.

Development in the ACE rider

The Accumulated Covered Expense (“ACE”) rider is an optional benefit rider available with certain scheduled/basic health insurance products that provides for catastrophic coverage for covered expenses under the contract that generally exceed $100,000 or, in certain cases, $75,000. This rider pays benefits at 100% after the stop loss amount is reached up to the aggregate maximum amount of the contract for expenses covered by the rider. Development in the ACE rider is presented separately due to the greater level of volatility in the ACE product resulting from the nature of the benefit design where there are less frequent claims but larger dollar value claims. The development experience presented in the table above is largely attributable to development in the most recent incurral months and development in the completion factors. See discussion below regarding Changes in the SEA Claim Liability Estimates.

Cancellation of Blanket Policies

In 2008 and 2007, the SEA Division benefited from favorable development in its claim liability of $149,000 and $6.7 million, respectively, related to its reserve for benefits provided through group blanket contracts to the members of certain associations. These contracts were terminated at the end of 2006 and the Company’s subsequent actual experience was favorable in comparison to the reserve estimates established prior to the termination of the contracts.

Development in large claim reserve

During 2006, the Company determined that sufficient provision for large claims could be made within its normal reserve process, thus eliminating the need for the separate large claim reserve and producing favorable development in the amount of $10.6 million. Since this reserve was eliminated in 2006, there is no development, either favorable or unfavorable, related to this reserve in either 2008 or 2007.

Other

The remaining favorable development in the prior year’s claim liability was $235,000, $4.7 million and $4.2 million in 2008, 2007, and 2006, respectively, which in each year represents less than 1.1% of the total claim liability established at the end of each preceding year.

Impact on Other Insurance.  The favorable claim liability development experience at ZON Re in 2008 of $2.9 million was due to the release of excess reserves. The unfavorable claim liability development experience in 2007 of $734,000 was due to certain large claims reported in 2007 associated with claims incurred in prior years. The favorable claim liability experience of $2.5 million in 2006 is due to the release of reserves held at December 31, 2005 for catastrophic excess of loss contracts expiring during 2006.

Impact on Disposed Operations.  During 2008 and 2007, the development of the claim liabilities for the Disposed Operations showed a small unfavorable development of $79,000 and a small favorable development of $206,000, respectively. The products of the Company’s former Student Insurance and Star HRG Divisions consist principally of health insurance. In general, health insurance business, for which incurred dates are assigned based on

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of service, has a “short tail,” which means that a favorable development or unfavorable development shown for prior years relates primarily to actual experience in the most recent prior year. Also included in Disposed Operations is the development experience for each of the years presented of a closed block of workers’ compensation business at the Life Insurance Division.

The favorable claim liability development experience at the Student Insurance Division in 2006 was $478,000. This favorable development was due to claims in the current year developing more favorably than indicated by the loss trends used to determine the claim liability at December 31 of the preceding year.

The favorable claims liability development experience at the Star HRG Division of $1.4 million in 2006 included the effects of claims in 2006 developing more favorably than indicated by the loss trends in 2005 used to determine the claim liability at December 31, 2005.

Changes in SEA Claim Liability Estimates

As discussed above, the SEA Division reported particularly favorable experience development on claims incurred in prior years in the reported values of subsequent years. As discussed below, a significant portion of the favorable experience development was attributable to the recognition of the patterns used in establishing the completion factors that were no longer reflective of the expected future patterns that underlie the claim liability.

In response to evaluating these results, the Company has recognized the nature of its business is constantly changing. As such, HealthMarkets has refined its estimates and assumptions used in calculating the claim liability estimate to regularly accommodate the changing patterns as they emerge.

As a result of these efforts, no additional refinements to the claim liability estimation techniques were found to be necessary during 2008 over and above the regular update of the completion factors, the impact of which are included in the benefit expense of the period in which the update occurred.

In prior reporting periods the Company made the following changes in estimate, by year, as described below:

2007 Change in Claim Liability Estimates.  During 2007, the Company made the following refinements to its claim liability estimate.

•	The claim liability was reduced by $12.3 million resulting from a refinement to the estimate of unpaid claim liability specifically for the most recent incurral months. In particular, the Company reassessed its claim liability estimates among product lines between the more mature scheduled benefit products that have more historical data and are more predictable, and the newer products that are less mature, have less historical data and are more susceptible to adverse deviation.

•	A reduction in the claim liability of $11.2 million was attributable to an update of the completion factors used in the developmental method of estimating the unpaid claim liability to reflect more recent claims payment experience.

•	The Company made certain refinements to reduce its estimate of the claim liability for the ACE rider totaling $10.9 million. These refinements were attributable to updates of the completion factors used in estimating the claim liability for the ACE rider, reflecting an increasing reliance on actual historical data for the ACE rider in lieu of large claim data derived from other products.

2006 Change in Claim Liability Estimates.  During 2006, the Company made the following refinements to its claim liability estimate.

•	The Company reduced the claim liability estimate by $11.2 million due to refinements of the estimate of the unpaid claim liability for the most recent incurral months. This update to the calculation distinguished

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between more mature products with reliable historical data and newer or lower volume products that had not established a reliable historical trend.

•	During 2006, the Company reduced the claim liability estimate by a total of $25.1 million for the ACE rider. These reductions were attributable to an update of the completion factors used in estimating the claim liability, reflecting both actual historical data for the ACE rider and historical data derived from other products. In 2005, the completion factors were calculated with more emphasis placed on historical data derived from other products since there was insufficient data related to the ACE product rider to provide accurate and reliable completion factors.

Note 7 —	Reinsurance

The Company’s insurance subsidiaries, in the ordinary course of business, reinsure certain risks with other insurance companies. These arrangements provide greater diversification of risk and limit the maximum net loss potential arising from large risks. To the extent that reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains liable.

The reinsurance receivable at December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
	(In thousands)

Paid losses recoverable	$20,451	$4,351
Other — net(1)	(13,329)	(140)

Total reinsurance receivable	$7,122	$4,211

(1)	The amounts included in Other-net above for 2008 primarily represent premium ceded and expenses ceded to Wilton for the period from the Coinsurance Effective Date through December 31, 2008 that were not yet settled.

The amounts included in “Reinsurance recoverable — ceded policy liabilities” on the consolidated balance sheets primarily represent business ceded to Wilton and UnitedHealthcare as disclosed in the table below:

	December 31,
	2008	2007
	(In thousands)

Wilton	$353,580	$—
UnitedHealthcare	7,864	47,332
Other	23,357	21,489

Total coinsurance arrangements	$384,801	$68,821

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of reinsurance transactions reflected in the consolidated financial statements are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Premiums:
Premiums Written:
Direct	$1,391,413	$1,503,082	$1,815,868
Assumed	25,752	32,694	37,740
Ceded	(147,504)	(156,254)	(99,029)

Net Written	$1,269,661	$1,379,522	$1,754,579

Premiums Earned:
Direct	$1,420,964	$1,558,340	$1,820,353
Assumed	26,030	30,614	37,740
Ceded	(146,558)	(206,761)	(120,847)

Net Earned	$1,300,436	$1,382,193	$1,737,246

Ceded benefits and settlement expenses	$99,564	$126,051	$72,113

2008 Coinsurance Arrangements

In connection with the Company’s exit from the Life Insurance Division business on September 30, 2008, under the terms of the Coinsurance Agreements entered into with each of the Ceding Companies on the Closing Date, Wilton agreed, effective July 1, 2008, to reinsure on a 100% coinsurance basis substantially all of the Coinsurance Policies.

Under the terms of the Coinsurance Agreements, Wilton assumed responsibility for all insurance liabilities associated with the Coinsurance Policies and agreed to be responsible for administration of the Coinsured Policies, subject to certain transition services to be provided by the Ceding Companies to Wilton. The Ceding Companies remain primarily liable to the policyholders on those policies with Wilton assuming the risk from the Ceding Companies pursuant to the terms of the Coinsurance Agreements. The Company reported and will continue to report the policy liabilities ceded to Wilton under “Policy liabilities” and record a corresponding asset as “Reinsurance recoverable — ceded policy liabilities” on its consolidated balance sheet.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding the Company’s exit from the Life Insurance Division business.

2006 Coinsurance Arrangements

In connection with the sales in 2006 of the Company’s Star HRG and Student Insurance Divisions, insurance subsidiaries of the Company entered into 100% coinsurance arrangements with each of the purchasers, pursuant to which the purchasers agreed to assume liability for future claims associated with the Star HRG Division and Student Insurance Division blocks of group accident and health insurance policies in force as of the respective closing dates. See Note 2 of Notes to Consolidated Financial Statements for additional information with respect to these coinsurance arrangements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Debt

Long-term indebtedness outstanding at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Long-term debt:
Trust preferred securities	$118,570	$118,570
Term loan	362,500	362,500

	481,070	481,070
Less: current portion of long-term debt	—	—
Total long-term debt	481,070	481,070

Total short and long term debt	$481,070	$481,070

The following table sets forth additional information with respect to the Company’s debt:

	Principal Amount	Interest Rate at	Interest Expense
	at	December 31,	Year Ended December 31,
	December 31, 2008	2008	2008	2007	2006
	(In thousands)

2006 credit agreement:
Term loan	$362,500	5.75%	$21,223	$24,455	$22,035
$75 Million revolver (non-use fee)	—	—	132	161	124
Trust preferred securities:
UICI Capital Trust I	15,470	5.65%	1,024	1,388	1,340
HealthMarkets Capital Trust I	51,550	5.05%	3,288	4,432	3,215
HealthMarkets Capital Trust II	51,550	8.37%	4,385	4,373	3,235
Interest on Deferred Tax Gain	—	6.00%	3,977	4,284	1,140
Interest on Coinsurance	—	5.75%	3,148	—	—
Amortization of financing fees	—	—	4,519	4,516	3,734

Total	$481,070		$41,696	$43,609	$34,823

Supplemental calculation of financing fee amortization:

	Capitalized		Amortization Expense
	Amount at		Year Ended December 31,
	December 31, 2008	Life (Years)	2008	2007	2006
	(In thousands)

2006 credit agreement:
Term loan	$9,994	6	$2,647	$5,675	$5,083
$75 Million revolver (non-use fee)	1,422	5	633	632	474
Trust preferred securities:
UICI Capital Trust I	28	5	85	85	85
HealthMarkets Capital Trust I	1,520	5	577	526	366
HealthMarkets Capital Trust II	1,525	5	577	524	363

Total	$14,489		$4,519	$7,442	$6,371

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of financing fees associated with the term loan for the years ended December 31, 2008, 2007 and 2006 includes $2.6 million, $2.7 million and $2.5 million, respectively, included in “Interest expense” on the consolidated statements of income (loss), as well as an additional $2.9 million and $2.6 million at December 31, 2007 and 2006, respectively, related to the loss on early extinguishment due to the prepayments of debt noted below, which is included in “Realized gains (losses)” on the consolidated statements of income (loss).

Principal payments required for the Company’s debt for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2009	$—
2010	—
2011	—
2012	362,500
2013	—
Thereafter	118,570

$481,070

The fair value of the Company’s long-term debt was $317.4 million and $481.3 million at December 31, 2008 and 2007, respectively. The fair value of such long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

2006 Credit Agreement

In connection with the Merger completed on April 5, 2006, HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility (which includes a $35.0 million letter of credit sub-facility). The full amount of the term loan was drawn at closing, and the proceeds thereof were used to fund a portion of the consideration paid in the Merger. At December 31, 2008, $362.5 million remained outstanding and bore interest at LIBOR plus 1%. During the year ended December 31, 2006, the Company made regularly scheduled quarterly principal payments of $2.5 million. In addition, during 2007 and 2006, the Company made voluntary prepayments of $75.0 million and $60.0 million, respectively. The Company has not drawn on the $75.0 million revolving credit facility.

The revolving credit facility will expire on April 5, 2011, and the term loan facility will expire on April 5, 2012. The term loan requires nominal quarterly installments (not exceeding 0.25% of the aggregate principal amount at the date of issuance) until the maturity date at which time the remaining principal amount is due. As a result of the prepayment in 2006, the Company is not obligated to make future nominal quarterly installments as previously required by the credit agreement. Borrowings under the credit agreement may be subject to certain mandatory prepayments. At HealthMarkets, LLC’s election, the interest rates per annum applicable to borrowings under the credit agreement will be based on a fluctuating rate of interest measured by reference to either (a) LIBOR plus a borrowing margin, or (b) a base rate plus a borrowing margin. HealthMarkets, LLC will pay (a) fees on the unused loan commitments of the lenders, (b) letter of credit participation fees for all letters of credit issued, plus fronting fees for the letter of credit issuing bank, and (c) other customary fees in respect of the credit facility. Borrowings and other obligations under the credit agreement are secured by a pledge of HealthMarkets, LLC’s interest in substantially all of its subsidiaries, including the capital stock of MEGA, Mid-West, Chesapeake and HealthMarkets Insurance.

In connection with the financing, the Company incurred issuance costs of $26.5 million, which were capitalized (included in “Other assets” on the consolidated balance sheets) and are being amortized over six years as interest expense.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities

2006 Notes

On April 5, 2006, HealthMarkets Capital Trust I and HealthMarkets Capital Trust II (two newly formed Delaware statutory business trusts) (collectively the “Trusts”) issued $100.0 million of floating rate trust preferred securities (the “2006 Trust Securities”) and $3.1 million of floating rate common securities. The Trusts invested the proceeds from the sale of the 2006 Trust Securities, together with the proceeds from the issuance to HealthMarkets, LLC by the Trusts of the common securities, in $100.0 million principal amount of HealthMarkets, LLC’s Floating Rate Junior Subordinated Notes due June 15, 2036 (the “2006 Notes”), of which $50.0 million principal amount accrue interest at a floating rate equal to three-month LIBOR plus 3.05% and $50.0 million principal amount accrue interest at a fixed rate of 8.367% through but excluding June 15, 2011 and thereafter at a floating rate equal to three-month LIBOR plus 3.05%. Distributions on the 2006 Trust Securities will be paid at the same interest rates paid on the 2006 Notes.

The 2006 Notes, which constitute the sole assets of the Trusts, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indentures) of HealthMarkets, LLC. The Company has fully and unconditionally guaranteed the payment by the Trusts of distributions and other amounts payable under the 2006 Trust Securities. The guarantee is subordinated to the same extent as the 2006 Notes.

The Trusts are obligated to redeem the 2006 Trust Securities when the 2006 Notes are paid at maturity or upon any earlier prepayment of the 2006 Notes. Prior to June 15, 2011, the 2006 Notes may be redeemed only upon the occurrence of certain tax or regulatory events at 105.0% of the principal amount thereof in the first year reducing by 1.25% per year until it reaches 100.0%. On and after June 15, 2011 the 2006 Notes are redeemable, in whole or in part, at the option of the Company at 100.0% of the principal amount thereof.

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the accounts of the Trusts have not been consolidated with those of the Company and its consolidated subsidiaries. The Company’s $3.1 million investment in the common equity of the Trusts is included in “Short term and other investments” on the consolidated balance sheets, and the income paid to the Company by the Trusts with respect to the common securities, and interest received by the Trust from the Company with respect to the $100.0 million principal amount of the 2006 Notes, has been recorded as “Interest income” and “Interest expense,” respectively. Interest income, which is recorded in “Other income” on the consolidated statements of income, was $231,000, $265,000 and $194,000, respectively, for the years ended December 31, 2008, 2007 and 2006. In connection with the financing, the Company incurred issuance costs of $6.0 million, which cost was capitalized (included in “Other assets” on the consolidated balance sheets) and is being amortized over five years as interest expense.

2004 Notes

On April 29, 2004, the Company, through a newly formed Delaware statutory business trust (the “Trust”), completed the private placement of $15.0 million aggregate issuance amount of floating rate trust preferred securities with an aggregate liquidation value of $15.0 million (the “Trust Preferred Securities”). The Trust invested the $15.0 million proceeds from the sale of the Trust Preferred Securities, together with the proceeds from the issuance to the Company by the Trust of its floating rate common securities of $470,000 (the “Common Securities” and, collectively with the Trust Preferred Securities, the “2004 Trust Securities”), in an equivalent face amount of the Company’s Floating Rate Junior Subordinated Notes due 2034 (the “2004 Notes”). The 2004 Notes will mature on April 29, 2034, which date may be accelerated to a date not earlier than April 29, 2009. The 2004 Notes may be prepaid prior to April 29, 2009, at 107.5% of the principal amount thereof, upon the occurrence of certain events, and thereafter at 100.0% of the principal amount thereof. The 2004 Notes, which constitute the sole assets of the Trust, are subordinate and junior in right of payment to all senior indebtedness (as defined in the Indenture, dated April 29, 2004, governing the terms of the 2004 Notes) of the Company. The 2004 Notes accrue interest at a floating

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate equal to three-month LIBOR plus 3.50%, payable quarterly on February 15, May 15, August 15 and November 15 of each year. The quarterly distributions on the 2004 Trust Securities are paid at the same interest rate paid on the 2004 Notes.

The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts payable under the Trust Preferred Securities. The Trust must redeem the 2004 Trust Securities when the 2004 Notes are paid at maturity or upon any earlier prepayment of the 2004 Notes. Under the provisions of the 2004 Notes, the Company has the right to defer payment of the interest on the 2004 Notes at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the 2004 Notes are deferred, the distributions on the 2004 Trust Securities will also be deferred.

Note 9.	Derivatives

HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with SFAS No. 133.

Certain derivative instruments are formally designated in SFAS No. 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. HealthMarkets only utilizes cash flow derivatives and, at the inception of the hedge and on an ongoing basis, the Company assesses the effectiveness of the hedge instrument in achieving offsetting changes in cash flows compared to the hedged item. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, HealthMarkets utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses, not effective in hedging the expected cash flows, will be recognized immediately in earnings.

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

Under the guidelines of SFAS No. 133, all derivative instruments are required to be carried on the balance sheet at fair value on the balance sheet date. For a derivative instrument designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is recorded in “Change in unrealized losses on cash flow hedging relationship” in the consolidated statements of stockholders’ equity and comprehensive income (loss) and is recognized in the consolidated statements of income (loss) when the hedged item affects results of operations. If it is determined that (i) an interest rate swap is not highly effective in offsetting changes in the cash flows of a hedged item, (ii) the derivative expires or is sold, terminated or exercised, or (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively.

If hedge accounting is discontinued, the derivative instrument will continue to be carried at fair value, with changes in the fair value of the derivative instrument recognized in the current period’s results of operations. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued and the amount remaining in

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accumulated other comprehensive income (loss)” is amortized into earnings over the remaining life of the derivative.

At the effective date of the Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million, which is recorded in “Additional paid-in capital” on the Company’s consolidated balance sheet. The Company originally established the hedging relationship on April 11, 2006 to hedge the risk of changes in the Company’s cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. At the inception of the hedging relationship, the interest rate swaps had an aggregate fair value of approximately $2.6 million.

At December 31, 2006, the Company prepared its quarterly assessment of hedge effectiveness and determined that all three swaps were not highly effective for the period. The Company terminated the hedging relationships as of October 1, 2006, the beginning of the period of assessment. The Company redesignated the hedging relationship in February 2007 to hedge the risk of changes in the its cash flow attributable to changes in the LIBOR rate applicable to its variable-rate term loan. On a quarterly basis, the Company assess the ineffectiveness of the hedging relationship, and any gains or losses related to the ineffectiveness, are recorded in “Investment income” on the Company’s consolidated statements of income (loss).

The Company values its derivative instruments using a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of December 31, 2008 and 2007:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	2008	2007	Sheet	2008	2007
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
	(In thousands)

Derivatives designated at hedging instruments under SFAS No. 133
Interest rate swaps		$—	$—	Other liabilities	$13,538	$7,487

Total derivatives		$—	$—		$13,538	$7,487

The table below represents the effect of derivative instruments in hedging relationships under SFAS No. 133 on the Company’s statements of income (loss) for 2008, 2007 and 2006:

Location of Gain
(Loss) Recognized
in Income on
					Amount of Interest Expense			Derivative	Amount of Gain (Loss) Recognized
				Location of Gain	(Income) Reclassified from			(Ineffective	in Income on Derivative
	Amount of Gain (Loss) Recognized in			(Loss) from	Accumulated OCI into Income			Portion and Amount	(Ineffective Portion and Amount
	OCI on Derivative			Accumulated OCI	(Expense)			Excluded from	Excluded from Effectiveness
	(Effective Portion)			into Income	(Effective Portion)			Effectiveness	Testing)
	2008	2007	2006	(Effective Portion)	2008	2007	2006	Testing)	2008	2007	2006
(In thousands)

Interest rate swaps	$(5,022)	$(6,995)	$(2,475)	Interest expense	$(3,995)	$1,023	$659	Investment income	$(742)	$(697)	$(474)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the effect of derivative instruments not designated as hedging instruments under SFAS No. 133 on the Company’s statements of income (loss) for 2008, 2007 and 2006:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized
	in Income on	in Income on Derivatives
	Derivative	2008	2007	2006

Interest rate swaps	Realized gains (losses )	$—	$25	$370

The Company does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.

At December 31, 2008, accumulated other comprehensive income included a deferred after-tax net loss of $9.4 million related to the interest rate swaps of which $1.1 million ($735,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011.

Note 10.	Grapevine

On August 3, 2006, Grapevine Finance LLC (“Grapevine”) was incorporated in the State of Delaware as a wholly owned subsidiary of HealthMarkets, LLC. On August 16, 2006, MEGA distributed and assigned to HealthMarkets, LLC, as a dividend in kind, the CIGNA Note and related Guaranty Agreement. See Note 2 of Notes to Consolidated Financial Statements. After receiving the assigned CIGNA Note and Guaranty Agreement from MEGA, HealthMarkets, LLC, in turn, assigned the CIGNA Note and Guaranty Agreement to Grapevine.

On August 16, 2006, Grapevine issued $72.4 million of its senior secured notes (the “Grapevine Notes”) to an institutional purchaser. The net proceeds from the Grapevine Notes of $71.9 million were distributed to HealthMarkets, LLC. The Grapevine Notes bear interest at an annual rate of 6.712%. The interest is to be paid semi-annually on January 15th and July 15th of each year beginning on January 15, 2007. The principal payment is due at maturity on July 15, 2021. The Grapevine Notes are collateralized by Grapevine’s assets including the CIGNA Note. Grapevine services its debt primarily from cash receipts from the CIGNA Note. All cash receipts from the CIGNA Note are paid into a debt service coverage account maintained and held by an institutional trustee (the “Grapevine Trustee”) for the benefit of the holder of the Grapevine Notes. Pursuant to an indenture and direction notices from Grapevine, the Grapevine Trustee uses the proceeds in the debt service coverage account to (i) make interest payments on the Grapevine Notes, (ii) pay for certain Grapevine expenses and (iii) distribute cash to HealthMarkets, subject to satisfaction of certain restricted payment tests.

Grapevine is a non-consolidated qualifying special purpose entity as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a qualifying special purpose entity, the Company does not consolidate the financial results of Grapevine and accounts for its residual interest in Grapevine as an investment in fixed maturity securities pursuant to EITF No. 99-20. On November 1, 2006, the Company’s investment in Grapevine was reduced by the receipt of cash from Grapevine of $72.4 million. At December 31, 2008 and 2007, the Company’s investment in Grapevine, at fair value, was $6.0 million and $4.7 million, respectively, and was recorded in “Fixed maturities” on the consolidated balance sheets.

The Company measures the fair value of its residual interest in Grapevine using a present value model incorporating the following two key economic assumptions: (1) the timing of the collections of interest on the CIGNA Note, payments of interest expense on the senior secured notes and payment of other administrative expenses and (2) an assumed yield observed on a comparable CIGNA bond. Variations in the fair value could occur due to changes in the prevailing interest rates and changes in the counterparty credit rating of debtor. Using a

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sensitivity analysis model assuming a 100 basis point increase and a 150 basis point increase in interest rates at December 31, 2008, the fair market value on the Company’s investment in Grapevine would have decreased approximately $594,000 and $865,000, respectively.

Note 11.	Federal Income Taxes

Deferred income taxes for 2008 and 2007 reflect the impact of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax liabilities and assets consist of the following:

	December 31,
	2008	2007
	(In thousands)

Deferred tax liabilities:
Deferred policy acquisition and loan origination	$21,287	$62,467
Depreciable and amortizable assets	14,474	12,267
Gain on installment sales of assets	56,442	56,442

Total gross deferred tax liabilities	92,203	131,176

Deferred tax assets:
Litigation accruals	2,771	1,543
Policy liabilities	16,931	15,478
Unrealized losses on securities	22,600	7,111
Invested assets	7,732	465
Compensation accrual	13,271	15,318
Other	5,403	6,293

Total gross deferred tax assets	68,708	46,208
Less: valuation allowance	—	—

Deferred tax assets	68,708	46,208

Net deferred tax asset (liability)	$(23,495)	$(84,968)

The Company establishes a valuation allowance when management believes, based on the weight of the available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. The Company believes that it is more likely than not that deferred tax assets will be realizable in future periods.

For tax purposes, the Company realized capital gains from the 2006 sales of the Student Insurance Division and the Star HRG Division in the aggregate of $228.4 million, of which $66.2 million was recognized on the installment basis. Deferred taxes of $56.4 million will be payable on the deferred gains of $162.2 million as the Company receives payment on the CIGNA Note received in consideration for the sale of the Star HRG Division assets and on the UHG Note received in consideration for the sale of the Student Insurance Division assets. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax expense (benefit) consisted of the following:

	December 31,
	2008	2007	2006
	(In thousands)

From operations:
Continuing operations:
Current tax expense	$15,879	$37,702	$56,893
Deferred tax expense (benefit)	(44,727)	11,480	77,343

Total from continuing operations	(28,848)	49,182	134,236

Discontinued operations:
Current tax expense (benefit)	(309)	663	(1,710)
Deferred tax expense (benefit)	(2,436)	264	(16,290)

Total from discontinued operations	(2,745)	927	(18,000)

Total	$(31,593)	$50,109	$116,236

The Company’s effective income tax rates applicable to continuing operations varied from the maximum statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Small life insurance company deduction	—	(0.3)	(0.2)
Low income housing credit	1.2	(0.8)	(0.3)
Tax basis adjustment of assets sold	(0.9)	—	3.7
Nondeductible monetary assessment	—	5.9	—
Nondeductible expenses, other	(1.3)	1.0	0.1
Merger transaction costs	(1.3)	1.4	1.8
Tax exempt income	3.6	(2.1)	(0.6)
Tax uncertainties	(0.3)	0.3	(0.7)
Prior tax accrual	1.4	1.3	(0.1)
Other items, net	—	—	(0.2)

Effective income tax rate applicable to continuing operations	37.4%	41.7%	38.5%

As further discussed in Note 16 of Notes to Consolidated Financial Statements, during 2007, the Company recognized a $20 million expense associated with the settlement of the multi-state market conduct examination. The Company determined that this monetary assessment is non-deductible for tax purposes.

The Company and all of its corporate subsidiaries file a consolidated federal income tax return. The primary form of state taxation is the tax on collected premiums. The few states that impose an income tax generally allow the income tax to be used as a credit against its premium tax obligation. Therefore, any state income taxes are accounted for as premium taxes for financial reporting purposes.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
(In thousands)

Gross unrecognized tax benefits, January 1, 2008	$1,577
Prior year tax positions settled during year	(1,577)

Gross unrecognized tax benefits, December 31, 2008	$—

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

Note 12.	Stockholders’ Equity

The following table is a reconciliation of the number of shares of the Company’s common stock for the years ended December 31.

	Year Ended December 31,
	2008	2007	2006

Common stock — issued:
Balance, beginning of year	30,952,266	30,020,960	47,543,590
Exercise of stock options	—	102,605	38,313
Issue to officers, directors and agents	73,900	828,701	312,633
Retirement of Treasury shares	—	—	(17,873,576)

Balance, end of year	31,026,166	30,952,266	30,020,960

Treasury stock:
Balance, beginning of year	429,944	98,861	1,409,391
Purchases of treasury stock:
Repurchase of shares at merger	—	—	16,945,630
Repurchase of shares from agents and officers	1,842,459	950,169	229,682
Dispositions of treasury stock:
Retirement of Treasury shares	—	—	(17,873,576)
Issuance upon vesting in agent plans	(372,782)	(101,908)	(486,709)
Other	(501,976)	(517,178)	(125,557)

Balance, end of year	1,397,645	429,944	98,861

Shares outstanding, end of year	29,628,521	30,522,322	29,922,099

On April 5, 2006, the Company completed the Merger with the Private Equity Investors. In the Merger, holders on record of HealthMarkets common shares (other than shares held by certain members of management and shares held through HealthMarkets’ agent stock accumulation plans) received $37.00 in cash per share. In the transaction, HealthMarkets’ former public shareholders received aggregate cash consideration of approximately $1.6 billion, of which approximately $985.0 million was contributed as equity by the Private Equity Investors. The balance of the Merger consideration was financed with the proceeds of a $500.0 million term loan facility extended by a group of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banks, the proceeds of $100.0 million of trust preferred securities issued in a private placement, and Company cash on hand of approximately $42.8 million.

At the effective date of the Merger, 58,746 of shares of HealthMarkets common stock held by members of the Company’s senior management were converted into an equivalent number of Class A-1 common shares of HealthMarkets, Inc., and 3,003,846 shares of HealthMarkets common stock held by the Company’s agents were exchanged for an equivalent number of shares of HealthMarkets, Inc. Class A-2 common stock. In addition, in connection with the Merger, 110,612 shares of Class A-1 common stock were issued to certain members of management. The Company issued 26,621,622 of Class A-1 common shares of HealthMarkets, Inc. to the designated affiliates of the Private Equity Investors as consideration for their $985.0 million contribution to equity.

The Company accounted for the Merger as a leveraged recapitalization, whereby the historical book value of the assets and liabilities of the Company were maintained. In connection with the Merger, the Company transferred substantially all of its assets and liabilities to HealthMarkets, LLC.

During 2006, $120.9 million of cash was used for professional fees and expenses associated with the Merger. Of this total, $47.3 million ($38.2 million, net of tax) was expensed as “Other expenses” on the consolidated statement of income (loss), $31.7 million of fees and expenses related to raising equity in the Merger was reflected as a direct reduction in stockholders’ equity, and $41.9 million ($9.4 million of prepaid monitoring fees and $32.5 million of capitalized financing costs attributable to the issuance of the debt in the Merger) was capitalized (which capitalized financing costs are reflected in “Other assets” on the consolidated balance sheets). The capitalized financing costs will be amortized over the life of the related debt.

In connection with the repurchase in the Merger of HealthMarkets common stock held by the public, “Additional paid-in capital” was reduced to a deficit of $425.8 million, which amount was subsequently reclassified to “Retained earnings.”

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, payable on May 14, 2007. In connection with the extraordinary cash dividend, the Company paid dividends to stockholders in the aggregate of $317.0 million.

The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of its independent insurance agents and independent sales representatives. The Agent Plans generally combine an agent-contribution feature and a Company-match feature. See Note 13 of Notes to Consolidated Financial Statements.

Generally, the total stockholders’ equity of domestic insurance subsidiaries (as determined in accordance with statutory accounting practices) in excess of minimum statutory capital requirements is available for transfer to the parent company, subject to the tax effects of distribution from the policyholders’ surplus account. The minimum aggregate statutory capital and surplus requirements of the Company’s principal domestic insurance subsidiaries was $65.1 million at December 31, 2008, of which minimum surplus requirements for MEGA, Mid-West, Chesapeake and HealthMarkets Insurance were $37.4 million, $11.1 million, $8.0 million and $8.6 million, respectively.

Prior approval by insurance regulatory authorities is required for the payment by a domestic insurance company of dividends that exceed certain limitations based on statutory surplus and net income. During 2008, 2007 and 2006, the domestic insurance companies paid dividends of $249.6 million (including the $110.0 million extraordinary dividend), $171.2 million (including the $100.0 million extraordinary dividend) and $364.0 million, respectively, to their parent company, HealthMarkets, LLC. During 2009, the Company’s domestic insurance companies are eligible to pay aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $69.9 million without prior approval by statutory authorities.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 29, 2006, the Oklahoma Department of Insurance approved an extraordinary cash dividend of $100 million payable from MEGA to HealthMarkets, LLC. MEGA paid such dividend to HealthMarkets, LLC on January 18, 2007.

An extraordinary cash dividend of $75.0 million payable from MEGA to HealthMarkets, LLC was deemed approved by the Oklahoma Department of Insurance effective December 24, 2008. On December 17, 2008, the Texas Department of Insurance approved an extraordinary dividend of $35.0 million payable from Mid-West to HealthMarkets, LLC. Such dividends were paid to HealthMarkets, LLC on December 31, 2008.

Following approval from the Oklahoma Insurance Department to pay a special non-cash dividend, on August 16, 2006, MEGA distributed and assigned the entire $150.8 million CIGNA Note and the related Guaranty Agreement to HealthMarkets, LLC as a special dividend in kind. See Note 10 of Notes to Consolidated Financial Statements.

Combined net income and stockholders’ equity for the Company’s domestic insurance subsidiaries determined in accordance with statutory accounting practices, as reported in regulatory filings are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$16,785	$124,747	$353,462
Statutory surplus	$298,616	$453,066	$504,504

Accumulated Other Comprehensive Income (loss), Net of Tax

The components of accumulated other comprehensive income (loss), net of tax, at December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Net unrealized loss on available-for-sale securities	$(32,551)	$(6,977)
Net unrealized loss on cash flow hedging relationship	(9,419)	(6,155)

Total	$(41,970)	$(13,132)

Note 13.  Agent Stock Accumulation Plans

The Agent Plans generally combine an agent-contribution feature and a Company-match feature. The agent-contribution feature generally provides that eligible participants are permitted to allocate a portion (subject to prescribed limits) of their commissions or other compensation earned on a monthly basis to purchase shares of HealthMarkets Class A-2 common stock at the fair market value of such shares at the time of purchase. Under the Company-match feature of the Agent Plans, participants are eligible to have posted to their respective Agent Plan accounts, book credits in the form of equivalent shares based on the number of shares of HealthMarkets Class A-2 common stock purchased by the participant under the agent-contribution feature of the Agent Plans. The matching credits vest over time (generally in prescribed increments over a ten-year period, commencing the plan year following the plan year during which contributions are first made under the agent-contribution feature), and vested matching credits in a participant’s plan account in January of each year are converted from book credits to an equivalent number of shares of HealthMarkets Class A-2 common stock. Matching credits forfeited by participants are reallocated each year among eligible participants and credited to eligible participants’ Agent Plan accounts.

The Agent Plans do not constitute as qualified plans under Section 401(a) of the Internal Revenue Code of 1986 or employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and, as

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, the Agent Plans are not subject to the vesting, funding, nondiscrimination and other requirements imposed on such plans by the Internal Revenue Code and ERISA.

The Company accounts for the Company-match feature of its Agent Plans by recognizing compensation expense over the vesting period in an amount equal to the fair market value of vested shares at the date of their vesting and distribution to the participants. The Company estimates its current liability for unvested matching credits based on the number of unvested credits, prevailing “fair market value” (as determined by the Company’s Board of Directors since the Merger) of the Class A-2 common stock, and an estimate of the percentage of the vesting period that has elapsed. Changes in the liability from one period to the next are accounted for as an increase in, or decrease to, compensation expense, as the case may be. Upon vesting, the Company reduces the accrued liability (equal to the market value of the vested shares at date of vesting) with a corresponding increase to equity. Unvested matching credits are considered share equivalents outstanding for purposes of the computation of earnings per share. At December 31, 2008 and 2007, the Company’s liability for future unvested benefits payable under the Agent Plans was $16.2 million and $34.1 million, respectively, which has been recorded in ’Other liabilities” on the consolidated balance sheets.

The portion of compensation expense associated with the Agent Plans reflected in the results of the SEA and Medicare Divisions are based on the prevailing valuation of Class A-2 common shares on or about the time the unvested matching credits are granted to participants. In accordance with the terms of the Agent Plans, the Board of Directors of the Company establishes the fair value of Class A-2 common shares on a quarterly basis. The remaining portion of the compensation expense associated with the Agent Plans (consisting of variable stock-based compensation expense) is reflected in the results of Corporate. Both portions of compensation expense are reported as “Underwriting, acquisition and insurance expenses” on the consolidated statements of income (loss).

Set forth in the table below is the total compensation expense associated with the Company’s Agent Plans for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

SEA and Medicare Division stock-based compensation expense	$3,912	$9,019	$11,188
Corporate variable non-cash stock-based compensation (benefit) expense	(6,758)	(482)	16,603

Total Agent Plan compensation (benefit) expense	(2,846)	8,537	27,791
Related tax benefit (expense)	(996)	2,988	9,727

Net (benefit) expense included in financial results	$(1,850)	$5,549	$18,064

At December 31, 2008, the Company had recorded 1,166,663 unvested matching credits associated with the Agent Plans, of which 362,711 vested in January 2009. At December 31, 2007, the Company had recorded 1,446,624 unvested matching credits associated with the Agent Plans, of which 430,455 vested in January 2008. Upon vesting, the Company decreased additional paid-in capital by $359,000, decreased treasury shares by $15.4 million and decreased other liabilities by $15.1 million.

Company-match transactions are not reflected in the statements of cash flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the Class A-2 common stock are followed by declines, negative stock-based compensation expense may result as the cumulative liability for unvested stock-based compensation expense is adjusted.

Note 14.	Employee 401(k) and Stock Plans

HealthMarkets 401(k) and Savings Plan

The Company maintains the HealthMarkets 401(k) and Savings Plan (the “Employee Plan”) for the benefit of its employees. The Employee Plan enables eligible employees to make pre-tax contributions to the Employee Plan (subject to overall limitations), to receive discretionary matching contributions and to share in certain discretionary supplemental contributions made by the Company. Contributions funded by the Company currently vest in prescribed increments over a six year period.

Three key provisions of the Employee Plan were amended during 2008 as follows: (i) the supplemental contribution was suspended in April 2008 and is now discretionary, (ii) the matching contribution was increased from 50% to 100% of an employee’s pre-tax contribution, up to 6% and (iii) an automatic enrollment feature was added in June of 2008.

In 2008, 2007 and 2006, the Company made supplemental contributions to the Employee Plan in accordance with its terms of $1.0 million, $3.0 million and $3.9 million, respectively. In 2008, 2007 and 2006, the Company made matching contributions to the Employee Plan in accordance with its terms of $4.6 million, $2.0 million and $2.6 million, respectively.

Employee Stock Plans

The Company accounts for employee stock compensation according to SFAS No. 123(R). Among other things, SFAS No. 123(R) requires expensing the fair value of stock options. The Company has elected to recognize compensation costs for an award with graded vesting on a straight-line basis over the requisite service period for the entire award. As required under SFAS No. 123(R), the cumulative amount of compensation cost that has been recognized at any point in time will be no less than the portion of the grant-date fair value of the award that is vested at that date.

At December 31, 2008, the Company had various share-based plans for employees and directors, which plans are described below. Set forth below are amounts recognized in the financial statements with respect to these plans.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Amounts included in reported financial results:
Total cost of Stock Option Plans(1)	$4,543	$5,828	$3,734
Total cost of Other Stock-Based Plans(2)	1,126	1,503	6,580

Amount charged against income, before tax	5,669	7,331	10,314
Related tax benefit	1,984	2,566	3,610

Net expense included in financial results	$3,685	$4,765	$6,704

(1)	2007 includes $1.9 million as a result of modifications to stock options in connection with the extraordinary cash dividend. 2006 includes $2.3 million as a result of the acceleration of vesting related to the Merger.

(2)	Includes Restricted Stock and Phantom stock plans. 2006 includes $1.1 million as a result of the acceleration of vesting related to the Merger.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company presented ($578,000), $313,000 and $1.4 million of (tax shortfalls) or excess tax benefits from share-based compensation as cash from financing activities in 2008, 2007 and 2006, respectively.

1987 Stock Option Plan

In accordance with the terms of the Company’s 1987 Stock Option Plan, as amended (the “1987 Plan”), 4,000,000 shares of common stock of the Company have been reserved for issuance upon exercise of options that may be granted to officers, key employees, and certain eligible non-employees at an exercise price equal to the fair market value at the date of grant. The options generally vest in 20% annual increments every twelve months, subject to continuing employment, provided that an option will vest 100% upon the death or permanent disability of the plan participant or upon the change of control of the Company. Share requirements may be met from either unissued or treasury shares. At December 31, 2008, 28,408 options are outstanding under the 1987 Plan.

HealthMarkets 2006 Management Stock Option Plan

In accordance with the Amended and Restated HealthMarkets 2006 Management Stock Option Plan (the “2006 Plan”), options to purchase up to an aggregate of 3,239,741 shares of the Company’s Class A-1 common stock may be granted from time to time to officers, employees and non-employee directors of the Company. Share requirements may be met from either unissued or treasury shares. The number of shares available includes 1,750,000 additional shares authorized at the Special Meeting of Stockholders held November 21, 2008.

Non-qualified options to purchase shares of Class A-1 common stock have been granted under the 2006 Plan to employees (the “Employee Options”) and non-employee directors (“the Director Options”). One-third of the Employee Options vest in 20% increments over five years with an exercise price equal to the fair value per share at the date of grant (the “Time-Based Options”). One-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years, provided that the Company shall have achieved certain annually specified performance targets, with an exercise price equal to the fair market value on the date of grant (the “Performance-Based Options”). With respect to the Performance-Based Options, the Company recognized expense for the particular increment that is vesting, over the period of service based on the service inception date, period end fair value and the probability of achieving the performance criteria. Any Performance-Based Options for which an optionee does not earn the right to exercise in any year shall expire and terminate. The remaining one-third of the Employee Options vest in increments of 25%, 25%, 17%, 17% and 16% over five years with an initial exercise price equal to the fair market value at the date of grant. The exercise price increases 10% each year beginning on the second anniversary of the grant date and ending on the fifth anniversary of the grant date (the “Increasing Exercise Price Options”). Director Options vest in 20% increments over five years. Director Options and Employee Options, expire ten years following the grant date and become immediately exercisable upon the occurrence of a “Change of Control” (as defined in the 2006 Plan) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change in Control.

During 2008, non-qualified options to purchase shares of Class A-1 common stock were granted under the 2006 Plan to certain newly-hired executive officers of the Company (the “Executive Options”). The Executive Options generally consist of time-based options, which vest over periods ranging from three to five years, and performance-based options, which become exercisable only upon the achievement by the Private Equity Investors and their respective affiliates of certain return-based goals on their investments in the Company. The initial exercise price is equal to the fair market value at the date of grant; however, some of the Executive Options provide that the initial exercise price for a portion of the options will accrete at a rate of 10% per year. In such cases, some of the time-based options (the “Executive Time-Based Options”) and some of the performance-based options (the “Executive Performance-Based Options”) will remain exercisable at the initial exercise price for the duration of the option. The exercise price of the remaining time-based options (the “Executive Increasing Exercise Price Options”) and the remaining performance-based options (the “Executive Increasing Exercise Price Performance Options”)

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will increase 10% each year beginning on the first anniversary of the grant date and ending on the fifth anniversary of the grant date. The Executive Options expire ten years following the grant date. The Executive Time-Based Options and the Executive Increasing Exercise Price Options become immediately exercisable upon the occurrence of a “Change of Control” (as defined in the 2006 Plan) if the optionee remains in the continuous employ of the Company until the date of the consummation of such Change of Control. The Executive Performance-Based Options and the Executive Increasing Exercise Price Performance Options will not become exercisable upon a Change of Control but may remain in effect following a Change in Control under certain specific circumstances.

Set forth below is a summary of stock option transactions including certain information with respect to the Performance-Based Options for which no performance goals have been established.

	Options Outstanding for Accounting
	(Excludes Options with no Performance
	Criteria)				Performance-Based Options(a)				Combined
		Average	Aggregate			Average	Aggregate		Total
	Number	Option	Intrinsic	Remaining	Number	Option	Intrinsic	Remaining	Number
	Of	Price per	Value ($)	Contractual	Of	Price per	Value ($)	Contractual	Of
	Shares	Share ($)	in (000’s)	Term	Shares	Share ($)	in (000’s)	Term	Shares

Outstanding options at December 31,2007	1,189,355	29.83	6,152	8.5	247,847	32.53	612	9.0	1,437,202
Granted	1,449,666	31.59			67,334	27.06			1,517,000
Performance defined	16,834	28.61			(16,834)	28.61			—
Expired	(10,280)	30.28			—				(10,280)
Cancelled	(489,284)	33.51			(173,059)	32.99			(662,343)
Exercised	(98,322)	22.81			—				(98,322)

Outstanding options at December 31, 2008	2,057,969	30.82	—	8.1	125,288	29.49	—	8.7	2,183,257

Options exercisable at December 31, 2008	413,782	27.51	—	3.4	—	—	—	—	413,782
Options expected to vest	1,540,118	35.26	—	8.1	100,230	29.49	—	8.7	1,640,348

(a)	Includes future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth below is a summary of stock options (including future vesting increments of Performance-Based Options currently not considered granted and outstanding for accounting purposes) outstanding and exercisable at December 31, 2008:

		Options Outstanding		Options Exercisable
	Outstanding	Weighted-	Weighted-	Exercisable	Weighted-
	Options	Average	Average	Options	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Exercise Prices	2008	Contractual Life	Price ($)	2008	Price ($)

$7.34 — $7.34	28,408	0.2 years	7.34	28,408	7.34
$23.37 — $24.00	470,000	9.7 years	23.80	—	—
$26.49 — $26.49	261,979	4.4 years	26.49	179,850	26.49
$27.86 — $27.86	103,527	6.8 years	27.86	47,891	27.86
$29.14 — $29.14	107,118	2.8 years	29.14	92,793	29.14
$30.65 — $30.65	53,081	6.7 years	30.65	30,380	30.65
$34.80 — $35.00	1,035,162	9.4 years	34.80	2,162	34.80
$39.49 — $40.22	83,782	8.1 years	39.72	17,373	39.76
$40.97 — $42.03	33,444	7.0 years	41.07	12,223	41.16
$63.49 — $63.49	6,756	7.5 years	63.49	2,702	63.49

	2,183,257	8.1 years	30.74	413,782	27.51

The Company measures the fair value of the Time-Based Options, Executive Time-Based Options, Performance-Based Options, Executive Performance-Based Options, and Director Options at the date of grant using a Black-Scholes option-pricing model. The Company measures fair value of the Increasing Exercise Price Options, the Executive Increasing Exercise Price Options, and the Executive Increasing Exercise Price Performance Options using a binomial option valuation model. The weighted-average grant-date fair value of stock options granted during 2008, 2007 and 2006 was $14.85, $19.40, and $11.27 per option, respectively. Set forth below are the assumptions used in arriving at the fair value of options during 2008, 2007 and 2006.

	Year Ended December 31
Black-Scholes Values	2008	2007	2006

Expected volatility	46.36%	38.52%	43.53%
Expected dividend yield	0.00%	0.00%	5.08%
Risk-free interest rate	3.42%	4.23%	4.99%
Expected life in years	5.91	6.64	7.37
Weighted-average grant date fair value	$15.15	$20.72	$11.56

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
Binomial Values	2008	2007	2006

Range of Expected volatility	40.90% - 63.98%	39.70% - 43.97%	40.34% - 45.07%
Range of Expected dividend yield	0.00%	0.00%	5.08%
Risk-free interest rate	2.44% - 4.32%	3.81% - 4.94%	4.50% - 5.3%
Expected life in years	5.45 - 8.47	7.01-9.00	6.92 - 9.03
Weighted-average grant date fair value	$13.45	$16.87	$10.88

Risk-free interest rates are derived from the U.S. Treasury strip yield curve in effect at the time of the grant. The expected life of the Executive Performance-Based Options and the Executive Increasing Exercise Price Performance Options was derived from the output of a Monte Carlo simulation technique. The expected life of all other options, valued with both the Black-Scholes and the binomial pricing models, was derived from output of a binomial model and represents the period of time that the options are expected to be outstanding. Binomial option pricing models incorporate ranges of assumptions for inputs, and those ranges are disclosed. Expected volatilities were calculated as one-third of the Company’s historical volatility for the time period, plus one-third of the average historical volatility of comparable companies during the time period, plus one-third of average implied volatility of comparable companies. The Company utilized historical data to estimate share option exercise and employee departure behavior.

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $1.1 million, $3.1 million and $1.1 million, respectively. During 2008, the Company paid $262,000 to settle options. At December 31, 2008, there was $22.3 million of unrecognized compensation cost related to non-vested stock options. This compensation expense is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock Grants

In 2008, the Company issued an aggregate of 40,901 shares of Class A-1 restricted stock to selected officers with a weighted average price per share on the date of issuance of $33.01. Until the lapse of restrictions, generally extending over a three-year period, all of such shares are subject to forfeiture if a grantee ceases to provide material services to the Company as an employee. Upon a change in control of the Company, the shares of restricted stock are no longer subject to forfeiture. For the year ended December 31, 2008, 40,901 shares of restricted stock are outstanding and the Company recorded compensation expense associated with these awards in the amount of $246,000.

Other Stock-Based Compensation Plans

At December 31, 2008, the Company had in place various stock-based incentive programs, pursuant to which the Company has agreed to distribute, in cash, an aggregate of the dollar equivalent of 250,000 HealthMarkets shares to eligible participants of each program. Distributions under the programs vary from 25% annual payments to 100% payment at the end of four years. During 2008, 2007 and 2006, the Company paid $2.0 million, $2.9 million and $12.5 million, respectively, under these plans. For financial reporting purposes, the Company recognizes compensation expense, adjusted to the value of HealthMarkets’ shares at each accounting period, over the required service period. At December 31, 2008 and 2007, the Company’s liability for future benefits payable under the

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programs was $2.0 million and $3.1 million, respectively, and is recorded in “Other liabilities” on the consolidated balance sheets.

Note 15.	Related Party Transactions

Introduction

On April 5, 2006, the Company completed the Merger with the Private Equity Investors. Immediately prior to the Merger, Gladys J. Jensen, individually and in her capacity as executor of the estate of the late Ronald L. Jensen (the Company’s founder and former Chairman), beneficially held 17.04% of the outstanding shares of the Company, and the adult children of Mrs. Jensen beneficially held in the aggregate 10.09% of the outstanding shares of the Company. As a result of the Merger, Mrs. Jensen and her adult children divested their holdings in the Company, and The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the Private Equity Investors) acquired, as of the effective date of the Merger, approximately 55.3%, 22.7% and 11.3%, respectively, of the Company’s outstanding equity securities. At December 31, 2008, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners held approximately 55.6%, 22.8% and 11.4%, respectively, of the Company’s outstanding equity securities.

Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors. In particular, Chinh E. Chu, David McVeigh and Jason Giordano serve as a Senior Managing Director, Executive Director and an Associate, respectively, in the Corporate Private Equity group of The Blackstone Group, Adrian M. Jones and Sumit Rajpal serve as a Managing Director and Vice President, respectively, of Goldman, Sachs & Co., and Kamil M. Salame is a partner of DLJ Merchant Banking Partners.

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

Transactions with the Private Equity Investors

Transaction and Monitoring Fee Agreements

At the closing of the Merger, the Company entered into separate Transaction and Monitoring Fee Agreements with advisory affiliates of each of the Private Equity Investors. In accordance with the terms of the Transaction and Monitoring Fee Agreements, at the closing of the Merger, the Company paid a one-time transaction fee of $18.9 million, $6.0 million and $3.0 million to advisory affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, respectively. The Company also reimbursed affiliates of The Blackstone Group for loan commitment and other fees of $13.0 million previously incurred by such affiliates of The Blackstone Group in connection with the Merger.

The advisory affiliates of each of the Private Equity Investors also agreed to provide to the Company ongoing monitoring, advisory and consulting services, for which the Company agreed to pay to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. The annual monitoring fees are in each case subject to upward adjustment in each year based on the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in such year to consolidated EBITDA in the prior year, provided that the aggregate monitoring fees paid to all advisors pursuant to the Transaction and Monitoring Fee Agreements in any year shall not exceed the greater of $15.0 million or 3% of consolidated EBITDA in such year. The aggregate annual monitoring fees of $12.5 million for each of 2008 and 2007 were paid in full to the advisory affiliates of the Private Equity Investors in January 2008 and 2007, respectively, and expensed ratably during the year in “Other expenses” on the consolidated statements of income (loss). For the year ended

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the aggregate annual monitoring fees of $12.5 million were paid in full to the advisory affiliates of the Private Equity Investors on April 5, 2006 (the closing date of the Merger). In addition, in accordance with the Transaction and Monitoring Fee Agreements, on April 5, 2006, the Company paid to the advisory affiliates of the Private Equity Investors monitoring fees in the aggregate of approximately $3.7 million related to services rendered by such parties during the period commencing on September 15, 2005 (the date of execution of the Agreement and Plan of Merger) and ended on December 31, 2005. The aggregate annual monitoring fees in the amount of $12.5 million paid with respect to 2009 were paid in full in January 2009.

Interest Rate Swaps

At the effective date of Merger, an affiliate of The Blackstone Group assigned to the Company three interest rate swap agreements with an aggregate notional amount of $300.0 million. At the effective date of the Merger, the interest rate swaps had an aggregate fair value of approximately $2.0 million. See Note 9 of Notes to Consolidated Financial Statements.

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

In connection with the September 30, 2008 sale of the Company’s Life Insurance Division (see Note 2 of Notes to Consolidated Financial Statements), the Company remitted to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners $1.2 million, $479,000 and $240,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements. In connection with the July 11, 2006 sale of substantially all of the assets comprising the Company’s Star HRG Division (see Note 2 of Notes to Consolidated Financial Statements), the Company remitted to affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, $941,000, $386,000 and $193,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements. In connection with the December 1, 2006 sale of substantially all of the assets comprising the Company’s Student Insurance Division (see Note 2 of Notes to Consolidated Financial Statements), on December 14, 2006, the Company remitted to affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners, $619,000, $254,000 and $127,000, respectively, pursuant to the terms of the Future Transaction Fee Agreements.

Group Purchasing Organization

Effective June 1, 2006, the Company agreed to participate in a group purchasing organization (“GPO”) that acts as the Company’s agent to negotiate with third party vendors the terms upon which the Company will obtain goods and services in various designated categories that are used in the ordinary course of the Company’s business. On behalf of the various participants in its group purchasing program, the GPO extracts from such vendors pricing terms for such goods and service that are believed to be more favorable than participants could obtain for themselves on an individual basis. In consideration for such favorable pricing terms, each participant has agreed to obtain from such vendors not less than a specified percentage of the participant’s requirements for such goods and services in the designated categories. In connection with purchases by participants, the GPO receives a commission from the vendor in respect of such purchases. In consideration of The Blackstone Group’s facilitating the Company’s participation in the GPO and in monitoring the services that the GPO provides to the Company, the GPO has agreed to remit to an affiliate of The Blackstone Group a portion of the commission received from vendors in respect of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases by the Company under the GPO purchasing program. The Company’s participation during 2008, 2007 and 2006 was nominal with respect to purchases by the Company under the GPO purchasing program in accordance with the terms of this arrangement.

MEGA Advisory Agreement- Student Insurance and Star HRG Divisions

Pursuant to the terms of an advisory agreement dated August 18, 2006 (the “Advisory Agreement”), The Blackstone Group agreed to provide certain financial and mergers and acquisition advisory services to MEGA in connection with the sale by MEGA of MEGA’s Star HRG and Student Insurance Divisions. The terms of the Advisory Agreement were approved by the Oklahoma Insurance Department effective September 21, 2006. In accordance with the terms of the advisory agreement, MEGA paid to an advisory affiliate of The Blackstone Group a one-time investment banking fee of $1.5 million in connection with the sale completed on July 11, 2006 of substantially all of the assets comprising MEGA’s Star HRG Division and a one-time investment banking fee of $1.0 million in connection with the sale completed on December 1, 2006 of substantially all of the assets comprising MEGA’s Student Insurance Division. The Company also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the advisory services and to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement. The Company reimbursed The Blackstone Group and its affiliates $94,000 for expenses incurred with the advisory services.

Pursuant to the terms of an amendment, dated December 29, 2006, to the Advisory Agreement, The Blackstone Group provided certain tax structuring advisory services to MEGA in connection with the sale by MEGA of MEGA’s Student Insurance Division, for which MEGA paid to an advisory affiliate of The Blackstone Group in 2007, a tax structuring fee of $1.0 million. The terms of the amendment were approved by the Oklahoma Insurance Department effective February 8, 2007. These expenses were recorded as part of the gain on sale in “Realized gains (losses)” on the Company’s consolidated statement of income (loss).

Placement Agreement

The Company entered into a placement agreement, dated August 18, 2006, with The Blackstone Group, pursuant to which the Company paid to an advisory affiliate of The Blackstone Group a fee of $1.5 million for securities placement and structuring services in connection with a private placement of securities by Grapevine completed on August 16, 2006. See Note 10 of Notes to Consolidated Financial Statements. The Company has also agreed to reimburse The Blackstone Group for out-of-pocket expenses incurred in connection with the placement services and agreed to indemnify The Blackstone Group and its affiliates for certain claims and expenses incurred in connection with the engagement.

Registration Rights Agreement

The Company is a party to a registration rights and coordination committee agreement, dated as of April 5, 2006 (the “Registration Rights Agreement”), with the investment affiliates of each of the Private Equity Investors, providing for demand and piggyback registration rights with respect to the Class A-1 common stock. Certain management stockholders are also expected to become parties to the Registration Rights Agreement. Following a future initial public offering of the Company’s stock, the Private Equity Investors affiliated with The Blackstone Group will have the right to demand such registration under the Securities Act of its shares for public sale on up to five occasions, the Private Equity Investors affiliated with Goldman Sachs Capital Partners will have the right to demand such registration on up to two occasions, and the Private Equity Investors affiliated with DLJ Merchant Banking Partners will have the right to demand such registration on one occasion. No more than one such demand is permitted within any 180-day period without the consent of the Board of Directors of the Company.

In addition, the Private Equity Investors have, and, if they become parties to the Registration Rights Agreement, the management stockholders will have, so-called “piggy-back” rights, which are rights to request

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that their shares be included in registrations initiated by the Company or by any Private Equity Investors. Following an initial public offering of the Company’s stock, sales or other transfers of the Company’s stock by parties to the Registration Rights Agreement will be subject to pre-approval, with certain limited exceptions, by a Coordination Committee that will consist of representatives from each of the Private Equity Investor groups. In addition, the Coordination Committee shall have the right to request that the Company effect a shelf registration.

Investment in Certain Funds Affiliated with the Private Equity Investors

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During 2008, the Company received $431,000 ($403,000 return of capital and $28,000 income) in capital distributions from Goldman Sachs Real Estate Partners, L.P. The Company has funded a total of $3.3 million in capital calls, recorded in “Short-term and other investments” on the consolidated balance sheet, all of which were funded during 2007. The Company did not fund any additional capital calls in 2008.

On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by MEGA in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. The Company has funded a total $4.4 million in capital calls, recorded in “Short-term and other investments,” of which $2.8 million was funded during 2008 and $1.6 million was funded in 2007.

Extraordinary Cash Dividend

On May 3, 2007, the Company’s Board of Directors declared an extraordinary cash dividend of $10.51 per share for Class A-1 and Class A-2 common stock to holders of record as of close of business on May 9, 2007, paid on May 14, 2007. In connection with the extraordinary cash dividend, affiliates of each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners were paid dividends of $173.3 million, $71.0 million and $35.5 million, respectively.

Other

From time to time, the Company may obtain goods or services from parties in which the Private Equity Investors hold an equity interest. For example, in 2008 and 2007, the Company held several events at a hotel in which an affiliate of The Blackstone Group holds an equity interest. During 2008, in connection with these events, the Company paid the hotel approximately $2.5 million. Employees of the Company traveling on business may also, from time to time, receive goods or services from entities in which the Private Equity Investors hold an equity interest. The Company believes that the terms of all such transactions are and have been on terms no less favorable to the Company than could have been obtained in arms’ length transactions with unrelated third parties.

Transactions with Certain Members of Management

Transactions with National Motor Club

William J. Gedwed (the former Chief Executive Officer and a former director of the Company) holds an equity interest of approximately 5% in NMC Holdings, Inc. (“NMC”), the ultimate parent company of National Motor Club of America and subsidiaries (“NMCA”).

Effective January 1, 2005, MEGA and NMCA entered into a new three-year administrative agreement (succeeding a prior two year agreement) for a term ending on December 31, 2007 pursuant to which MEGA agreed to issue life, accident and health insurance policies to NMCA for the benefit of NMCA members in selected states. NMCA, in turn, agreed to provide to MEGA certain administrative and record keeping services in connection with

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the NMCA members for whose benefit the policies have been issued. MEGA terminated this agreement effective January 1, 2007. During 2007 and 2006, NMCA paid to MEGA $28,000 and $1.1 million, respectively, pursuant to the terms of this agreement. The payment received by MEGA in 2007 was related to 2006 activities. No payments were made in 2008.

During 2007 and 2006, NMCA paid the Company $391,000 and $316,000, respectively, for printing and various other services. No payments were made in 2008.

Other Transactions

On April 1, 2002, the Company, through a subsidiary, entered into a Loan Servicing Agreement (as amended, the “Servicing Agreement”) with Affiliated Computer Services (formerly known as AFSA Data Corporation) (“ACS”), pursuant to which ACS provides computerized origination, billing, record keeping, accounting, reporting and loan management services with respect to a portion of the Company’s CFLD-I student loan portfolio. Mr. Dennis McCuistion, who was a director of the Company effective May 19, 2004 through April 5, 2006, is also a director of ACS. During 2006 (covering the period from January 1, 2006 through April 5, 2006), the Company paid ACS $281,000 pursuant to the terms of the Servicing Agreement.

Effective June 19, 2006, the Company entered into separate agreements with each of R.H. Mick Thompson, Dennis McCuistion and Richard Mockler (directors of the Company until April 5, 2006), in accordance with which the former directors agreed to provide certain advisory services and assistance to the Company and its subsidiaries with respect to insurance regulatory, governmental affairs, accounting, media and public relations matters for a one year term commencing on July 1, 2006 and ending on June 30, 2007. For such services, the Company agreed to pay to each former director a consulting fee of $300,000, which fee was paid in equal quarterly installments of $75,000. The Company recorded an aggregate expense in 2006 of $900,000 related to these agreements. The Company also agreed to reimburse each former director for reasonable out-of-pocket business travel expenses and other reasonable out-of-pocket expenses related to the services to be provided under the agreements, and the Company agreed to indemnify each of the former directors for certain claims and expenses incurred in connection with the engagement.

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

Special Investment Risks, Ltd. (“SIR”)

SIR is owned by the estate of Ronald L. Jensen, of which Gladys J. Jensen (Mr. Jensen’s surviving spouse) serves as independent executor.

Previously, SIR sold health insurance policies that were issued by AEGON USA and coinsured by the Company or policies issued directly by the Company. Effective January 1, 1997, the Company acquired the agency force of SIR. In accordance with the terms of the asset sale agreement to the Company, SIR retained the right to receive certain commissions and renewal commissions. During the year ended December 31, 2006 (covering the period from January 1, 2006 through April 5, 2006), the Company paid to SIR $1.8 million pursuant to this arrangement.

On May 19, 2006, the Company and SIR entered into a termination agreement, pursuant to which SIR received an aggregate of $47.5 million. All commission payments owed to SIR under the asset sale agreement were

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discharged in full, SIR released the Company from all liability under the asset sale agreement, and the asset sale agreement was terminated. See Note 2 of Notes to Consolidated Financial Statements.

In 2006 (covering the period from January 1, 2006 through April 5, 2006), SIR paid to the Company $39,000 to fund obligations of SIR owing to the Company’s agent stock accumulation plans. SIR incurred this obligation prior to the Company’s purchase of the UGA agency in 1997.

Richland State Bank

Richland State Bank (“RSB”) is a state-chartered bank in which Mrs. Jensen, as executor of the estate of Mr. Jensen, holds a 100% equity interest. RSB provides student loan origination services for the former College Fund Life Division of MEGA and Mid-West.

Pursuant to a Loan Origination and Purchase Agreement, dated June 12, 1999 and as amended, RSB originated student loans and resold such loans to UICI Funding Corp. 2 at par (plus accrued interest). During 2006 (covering the period from January 1, 2006 through April 5, 2006), RSB originated for the Company’s College Fund Life Division student loans in the aggregate principal amount plus accrued interest of $1.6 million.

On July 28, 2005, the Company’s Board of Directors approved the execution and delivery of a new Loan Origination and Purchase Agreement among the Company, UICI Funding Corp. 2, RSB and Richland Loan Processing Center, Inc., a wholly owned subsidiary of RSB, pursuant to which RSB originates and funds, and Richland Loan Processing Center provides underwriting, application review, approval and disbursement services, in connection with private student loans generated under the Company’s College Fund Life Division Program. For such services, RSB earns a fee of 150 basis points (1.5%) of the original principal amount of each disbursed student loan. The agreement further provides that UICI Funding Corp. 2 will continue to purchase (at par) the private loans funded and originated by RSB. During 2006 (covering the period from January 1, 2006 through April 5, 2006), RSB generated origination fees of $26,000 pursuant to the terms of this agreement.

During 2006 (covering the period from January 1, 2006 through April 5, 2006), RSB collected on behalf of, and paid to, UICI Funding Corp. 2 $150,000 in guarantee fees paid by student borrowers in connection with the origination of student loans.

During 2006 (covering the period from January 1, 2006 through April 5, 2006), UICI Funding Corp. 2 received from RSB interest income of $29,000 generated on money market accounts maintained by the Company at, and on certificates of deposit issued by, RSB.

Specialized Association Services, Inc.

Specialized Association Services, Inc. (“SAS”) (which is controlled by the adult children of Mrs. Jensen) provides administrative and other services to the membership associations that make available to their members the Company’s health insurance products.

Effective December 31, 2002, SAS and Benefit Administration for the Self-Employed, LLC (“BASE 105”) (an 80% owned subsidiary of the Company) entered into an agreement effective January 1, 2003 (the “January 2003 Agreement”), pursuant to which SAS purchased from BASE 105 a benefit provided to association members. In 2006 (covering the period from January 1, 2006 through April 5, 2006), SAS paid BASE 105 $174,000 in accordance with this arrangement. Effective January 1, 2006, the January 2003 Agreement was terminated, and BASE 105 commenced providing the benefit directly to the membership associations. The payment received by BASE 105 in 2006 was related to 2005 activities. These receipts were recorded in “Other income.”

During 2002, SAS began purchasing directly from MEGA certain ancillary benefit products (including accidental death, hospital confinement and emergency room benefits) for the benefit of the membership associations that make available to their members the Company’s health insurance products. In 2006 (covering the period

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from January 1, 2006 through April 5, 2006), the aggregate amount paid by SAS to MEGA for these benefit products was $822,000. MEGA recorded the payments received from SAS in “Health premiums.” Effective January 1, 2006, this arrangement with SAS was terminated, and MEGA commenced providing the ancillary benefit products directly to the membership associations. The payment received by MEGA in 2006 was related to 2005 activities.

Note 16.	Commitments and Contingencies

The Company is a party to the following material legal proceedings:

Association Group Litigation

Introduction

The health insurance products issued by the Company’s insurance subsidiaries in the self-employed market are primarily issued to members of various membership associations that make available to their members the health insurance and other insurance products issued by the Company’s insurance subsidiaries. The associations provide their membership with a number of benefits and products, including the opportunity to apply for health insurance underwritten by the Company’s health insurance subsidiaries. The Company and/or its insurance subsidiaries have been a party to several lawsuits that, among other things, challenge the nature of the relationship between the Company’s insurance subsidiaries and the associations that have made available to their members the insurance subsidiaries’ health insurance products.

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

HealthMarkets, MEGA and/or Mid-West were named as a party defendant in 15 lawsuits brought by plaintiffs represented by a single counsel who have purportedly opted out of the class action settlement. Generally, plaintiffs in the cases asserted several causes of action, including breach of contract, breach of fiduciary and trust duties, fraudulent suppression, civil conspiracy, unjust enrichment, fraud, negligence, breach of implied contract to procure insurance, negligence per se, wantonness, conversion, bad faith refusal to pay and bad faith refusal to investigate. At a mediation held on May 31, 2006, HealthMarkets, MEGA and Mid-West agreed, without admitting or denying liability, to finally and fully resolve all of these suits on terms (individually and in the aggregate) that did not have a material adverse effect upon the consolidated financial condition and results of operations of the Company. The settlement also includes a full release of possible claims by approximately 160 potential opt out claimants who had not yet filed suit. The settlement of these cases will not affect other ongoing lawsuits that, as discussed below under the caption “California Litigation,” challenge (among other things) the nature of the relationship between the Company’s insurance subsidiaries and the associations that have made available to their members the insurance companies’ health insurance products.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Litigation

As previously disclosed, on September 26, 2003, HealthMarkets and MEGA were named as cross-defendants in a lawsuit initially filed on July 30, 2003 (Retailers’ Credit Association of Grass Valley, Inc. v. Henderson et al. v.UICI et al.) in the Superior Court of the State of California for the County of Nevada, Case No. L69072. In the suit, cross-plaintiffs asserted several causes of action, including breach of the implied covenant of good faith and fair dealing, fraud, violation of California Business and Professions Code § 17200 and negligent and intentional misrepresentation, and sought injunctive relief and monetary damages in an unspecified amount. Following an earlier order for summary judgment, on August 28, 2006, the Court entered a final judgment in favor of all named defendants. On March 26, 2008, the California Court of Appeals, Third Appellate District, affirmed the trial court’s judgment and on June 3, 2008, the California Supreme Court denied cross-plaintiffs’ petition for review. No further avenues for appeal are available to cross-plaintiffs and thus this case is concluded with respect to HealthMarkets and MEGA.

As previously disclosed, HealthMarkets and Mid-West were named as defendants in an action filed on December 30, 2003 (Montgomery v. UICI et al.) in the Superior Court of the State of California, County of Los Angeles, Case No. BC308471. Plaintiff asserted statutory and common law causes of action for both monetary and injunctive relief based on a series of allegations concerning marketing and claims handling practices. On March 1, 2004, HealthMarkets and Mid-West removed the matter to the United States District Court for the Central District of California, Western Division. On May 11, 2004, the Judicial Panel on Multidistrict Litigation issued a transfer order transferring the Montgomery matter to the United States District Court for the Northern District of Texas for coordinated pretrial proceedings (In re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578). On February 20, 2007, the parties participated in a status conference in this case and all other cases pending before the Court in re UICI “Association-Group” Insurance Litigation, MDL Docket No. 1578 during which the Court directed the parties to confer regarding the briefing schedule for pretrial motions. Discovery in this matter is ongoing.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on May 31, 2006 (Linda L. Hopkins and Jerry T. Hopkins v. HealthMarkets, MEGA, the National Association for the Self Employed, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. BC353258. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, negligent misrepresentation, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies, California Civil Code Section 1750, et seq. Plaintiffs seek injunctive relief, disgorgement of profits and general and punitive monetary damages in an unspecified amount. On May 7, 2007, the Court granted MEGA’s motion to dismiss these claims and HealthMarkets’ motion to quash. Plaintiff Linda Hopkins died on May 11, 2007. On June 6, 2007, plaintiff Jerry Hopkins, as successor in interest to Linda Hopkins, filed an amended complaint, which MEGA answered on July 11, 2007. The Court granted MEGA’s motion for summary judgment and dismissed this case on July 10, 2008. Mr. Hopkins filed a notice of appeal with the California Court of Appeals on December 11, 2008.

In a related matter, on December 18, 2008, HealthMarkets and MEGA were named as defendants in a putative class action brought by Jerry Hopkins (Jerry T. Hopkins, individually and on behalf all those others similarly situated v. HealthMarkets, Inc. et al.) pending in the Superior Court of Los Angeles County, California, Case No. BC404133. Plaintiff alleges invasion of privacy in violation of California Penal Code § 630, et seq., negligence and the violation of common law privacy arising from allegations that the defendants monitored and/or recorded the telephone conversations of California residents without providing them with notice or obtaining their consent. Mr. Hopkins seeks an order certifying the suit as a California class action and seeks compensatory and punitive damages. While this matter is in an early stage, and it is not possible to predict its outcome, the Company does not

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently believe that the outcome will have a material adverse effect on its financial condition and results of operations.

As previously disclosed, HealthMarkets and MEGA were named as defendants in an action filed on July 25, 2006 (Christopher Closson, individually, and as Successor in interest to Kathy Closson, deceased v. HealthMarkets, MEGA, National Association for the Self-Employed, et al.) pending in the Superior Court for the County of Riverside, California, Case No. RIC453741. Plaintiff has alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, negligence, intentional infliction of emotional distress and violation of the California Consumer Legal Remedies Act. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On May 2, 2007, the California court dismissed the causes of action alleging civil conspiracy and intentional infliction of emotional distress (with leave to amend) and the cause of action alleging violation of the California Consumer Legal Remedies Act (without leave to amend). On June 11, 2007, plaintiff filed an amended complaint, which MEGA responded to on July 16, 2007. On October 31, 2007, MEGA filed a motion for summary judgment. On May 5, 2008, the Court denied MEGA’s motion for summary judgment and continued a motion to quash service of process previously filed by HealthMarkets. On January 13, 2008, MEGA appealed this ruling to the California Court of Appeals. On January 9, 2009, the California Court of Appeals issued a tentative opinion directing the lower court to grant summary judgment in favor of MEGA on plaintiff’s cause of action for fraud. The California Court of Appeals also granted HealthMarkets’ motion to quash, thereby dismissing HealthMarkets from the case with prejudice.

As previously disclosed, HealthMarkets, HealthMarkets Lead Marketing Group, Mid-West and Mid-West agent Stephen Casey were named as defendants in an action filed on December 4, 2006 (Howard Woffinden, individually, and as Successor in interest to Mary Charlotte Woffinden, deceased v. HealthMarkets, Mid-West, et al.) pending in the Superior Court for the County of Los Angeles, California, Case No. LT061371. Plaintiffs have alleged several causes of action, including breach of fiduciary duty, negligent failure to obtain insurance, intentional misrepresentation, fraud by concealment, promissory fraud, civil conspiracy, professional negligence, intentional infliction of emotional distress, and violation of the California Consumer Legal Remedies statute, California Civil Code Section 1750, et seq. Plaintiff seeks injunctive relief, and general and punitive monetary damages in an unspecified amount. On October 5, 2007, the Court granted a motion to quash service of summons for defendants HealthMarkets and HealthMarkets Lead Marketing Group, removing them from the case. The Court granted Mid-West’s motion for summary judgment and dismissed the case against Mid-West on August 12, 2008. On October 15, 2008, the Court granted judgment in favor of defendant Casey. On November 12, 2008, plaintiff appealed the Court’s grant of these motions to the California Court of Appeals.

The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Other Litigation

Insurance Claims Litigation

As previously disclosed, MEGA was named as a defendant in an action filed on April 8, 2003 (Lucinda Myers v. MEGA et al.) pending in the District Court of Potter County, Texas, Case No. 90826-E. Plaintiff has alleged several causes of action, including breach of contract, breach of the duty of good faith and fair dealing, negligence, unfair claims settlement practices, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, mental anguish, and felony destruction of records and securing execution by deception. Plaintiff seeks monetary damages in an unspecified amount, and declaratory relief. MEGA asserted a counterclaim alleging, among other things, a cause of action against the plaintiff for rescission of the health insurance contract due to material misrepresentations in the application for insurance. Following a trial held in February 2006, a jury rendered a verdict in favor of MEGA with respect to MEGA’s claim for rescission of the policy, effectively disposing of all

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causes of action against the defendants and the Court rendered final judgment for defendants on March 9, 2006. Plaintiff filed a notice of appeal and, on April 17, 2008, the appellate court reversed the lower court’s judgment and remanded the case for further proceedings. On October 16, 2008, the appellate court denied MEGA’s motion for rehearing. MEGA filed a petition for review with the Texas Supreme Court on December 1, 2008 which was denied on February 13, 2009, resulting in the matter being remanded to the District Court for further proceedings.

As previously disclosed, Mid-West was named as a defendant in an action filed on January 15, 2004 (Howard Myers v. Alliance for Affordable Services, Mid-West et al.) in the District Court of El Paso County, Colorado, Case No. 04-CV-192. Plaintiff alleged fraud, breach of contract, negligence, negligent misrepresentation, bad faith, and breach of the Colorado Unfair Claims Practices Act. Plaintiff seeks unspecified compensatory, punitive, special and consequential damages, costs, interest and attorneys’ fees. Mid-West removed the case to the United States District Court for the District of Colorado. On August 26, 2008, the Court granted Mid-West’s motion for summary judgment and dismissed all claims. Plaintiff has filed a motion to stay the Court’s judgment which is pending before the Court. On June 16, 2008, plaintiff filed a related action with similar allegations naming HealthMarkets, Cornerstone America and Cornerstone agent Steve Kirsch (Lukas Myers and Howard Myers et al. v. HealthMarkets, Inc., Cornerstone America, et al.) in the District Court of Arapahoe County, Colorado, Case No. 08-CV-1236 (the “Myers II matter”). Plaintiffs allege several causes of action, including fraud, fraudulent misrepresentation, breach of contract, bad faith and breach of the Colorado Consumer Protection Act, and seek unspecified compensatory and punitive damages, treble damages under the Colorado Consumer Protection Act, costs and attorneys’ fees. On July 22, 2008, HealthMarkets removed the Myers II matter to the United States District Court for the District of Colorado — the same court hearing the original Myers action. On December 15, 2008, defendants filed a motion to dismiss the Myers II matter, which motion is pending before the Court.

The Company currently believes that resolution of the above proceedings will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Fair Labor Standards Act Agent Litigation

As previously disclosed, HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006, and, on March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion. On August 2, 2007, the District Court granted HealthMarkets and Mid-West’s motion for interlocutory appeal but denied requests to stay the litigation. On September 14, 2007, the United States Fifth Circuit Court of Appeals granted HealthMarkets and Mid-West’s petition to hear the interlocutory appeal. In April 2008, a court-approved notice to prospective participants in the collective action was mailed, providing prospective participants with the ability to file “opt-in” elections. At the present time, there are approximately 58 participants in this action. In September 2008, oral arguments were heard before a three-judge panel of the Fifth Circuit Court of Appeals. In October 2008, the Fifth Circuit Court of Appeals affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. HealthMarkets and Mid-West filed petitions for

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rehearing before the Fifth Circuit Court of Appeals panel in late October 2008, which was denied on November 10, 2008. On February 9, 2009, HealthMarkets and Mid-West filed a writ for certiorari with the United States Supreme Court, which is pending before the Supreme Court. Discovery in this matter is ongoing. The Company is in the process of evaluating the impact that these matters may have on its relationships with agents. At present, it is unclear what effect these matters may have on the Company’s consolidated financial condition and results of operations.

Commonwealth of Massachusetts Litigation

As previously disclosed, on October 23, 2006, MEGA was named as a defendant in an action filed by the Commonwealth of Massachusetts (Commonwealth of Massachusetts v. The MEGA Life and Health Insurance Company), pending in the Superior Court of Suffolk County, Massachusetts, Case Number 06-4411. The Complaint was served on MEGA on or around January 19, 2007. Plaintiff has alleged that MEGA engaged in unfair and deceptive practices by issuing policies that contained exclusions of, or otherwise failed to cover, certain benefits mandated under Massachusetts law. In addition, plaintiff has alleged that MEGA violated Massachusetts laws that (i) require health insurance policies to provide coverage for outpatient contraceptive services to the extent the policies provide coverage for other outpatient services and (ii) limit exclusions of coverage for pre-existing conditions. On August 22, 2007, the Attorney General filed an amended complaint which added HealthMarkets and Mid-West as defendants in this action and broadened plaintiff’s original allegations. The amended complaint includes allegations that the defendants engaged in unfair and deceptive trade practices and illegal association membership practices, imposed illegal waiting periods and restrictions on coverage of pre-existing conditions and failed to comply with Massachusetts law regarding mandatory benefits. Civil discovery has commenced and motions on various points of law and procedure have been filed by the parties. Defendants’ motion to dismiss the action on grounds of limits on the Attorney General’s authority was denied on March 10, 2008 and defendants’ request for appeal was denied on May 9, 2008. At present, the Company is unable to determine what, if any, impact this matter may have on the Company’s consolidated financial condition and results of operations.

Credit Insurance Litigation

As previously disclosed, Mid-West was named as a defendant in a putative class action filed on November 7, 2008 (Cynthia Hrnyak, on behalf of herself and all others similarly situated v. Mid-West National Life Insurance Company of Tennessee) pending in the United States District Court for the Northern District of Ohio, Case No. 1:08CV2642. Plaintiff has alleged several causes of action, including breach of contract, unjust enrichment and violation of the Ohio Revised Code Annotated Section 3918.08, arising from the alleged failure to refund unearned premium on credit insurance policies issued by Mid-West in connection with automobile loans upon early termination of coverage. Plaintiff seeks an order certifying the suit as a nationwide class action, compensatory and punitive damages and injunctive relief. On December 24, 2008, Mid-West filed a motion to dismiss and answer to the compliant. On February 5, 2009, plaintiff filed a first amended complaint adding a claim for bad faith. Mid-West filed a motion to dismiss and answer to the first amended complaint on February 13, 2009. The Company is unable to determine at this time what, if any, impact this matter may have on the Company’s consolidated financial condition and results of operations.

State of Maine Rate Inquiry Litigation

As previously discussed, MEGA was named as a defendant in an action filed on November 15, 2007 by the Department of Professional and Financial Regulation, Maine Bureau of Insurance (In Re: MEGA Life and Health Insurance Company Rates For Individual Plans) pending before the Superintendent of the Maine Bureau of Insurance, Docket No. Ins-07-1010. The Maine Attorney General moved to intervene and was granted status as a party to the action. The action was initiated to determine whether MEGA is in compliance with Maine’s requirement that rates for health insurance not be excessive, inadequate, or unfairly discriminatory as set forth in 24-A M.R.S.A. § 2736-C(5) and Maine Rule Ch. 940, § 8(A). On April 3, 2008, the Superintendent of the Maine Bureau of

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance and the Attorney General approved a final settlement agreement with MEGA. The terms of the settlement agreement did not have a material adverse effect upon the Company’s consolidated financial condition and results of operations and did not require MEGA to admit wrongdoing, liability or violation of law.

Other Litigation Matters

As previously disclosed, MEGA was named as a defendant in an action filed on August 31, 2006 (Tracy L. Dobbelaere and Robert Dobbelaere v. The MEGA Life and Health Insurance Company, et al.) pending in the Circuit Court of Clinton County, Missouri, Cause No. 06CN-CV00618. Plaintiffs have alleged several causes of action including negligence, negligent misrepresentation, intentional misrepresentation, and loss of consortium. Plaintiffs seek unspecified general and punitive damages, interest and attorney’s fees. On November 6, 2006, MEGA filed a motion to dismiss, which was denied on February 9, 2008. The Company currently believes that resolution of this proceeding will not have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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

Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in this Note 16, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.

Regulatory Matters

Multi-state Market Conduct Examinations

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

In connection with the issuance of the final examination report, the Washington Office of Insurance Commissioner issued an order adopting the findings of the final examination report and ordering the Insurance Subsidiaries to comply with certain required actions set forth in the report. As part of the order, the Insurance

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries were required to file a detailed report specifying the business reforms, improvements and changes to policies and procedures implemented by the Insurance Subsidiaries as of March 20, 2008. This report was sent to all jurisdictions on March 28, 2008.

On May 29, 2008, the Insurance Subsidiaries entered into a regulatory settlement agreement (“RSA”) with the states of Washington and Alaska, as lead regulators, and three other states — Oklahoma, Texas and California (collectively, the “Monitoring Regulators”). The RSA provides for the settlement of the examination on the following terms:

(1) A monetary penalty in the amount of $20 million, payable within ten business days of the effective date of the RSA. This amount was paid in August 2008 and recognized in the Company’s results of operations for the year ending December 31, 2007;

(2) A monetary penalty of up to an additional $10 million if the Insurance Subsidiaries are found not to comply with the requirements of the RSA when re-examined. Compliance will be monitored by the Monitoring Regulators, who will determine the amount, if any, of the penalty for failure to comply with the requirements of the RSA through a follow-up examination scheduled to occur during 2010. The Company has not recognized any expense associated with this contingent penalty as it is not deemed probable;

(3) An “Outreach Program” to be administered by the Insurance Subsidiaries with certain existing insureds, which was implemented by December 31, 2008. The Insurance Subsidiaries sent a notice to all existing insureds whose medical coverage was issued by the Insurance Subsidiaries prior to August 1, 2005. The notice included contact information for insureds to obtain information about their coverage and the address of a website responsive to coverage questions; and

(4) Ongoing monitoring of the Insurance Subsidiaries’ compliance with the RSA by the Monitoring Regulators, through semi-annual reports from the Insurance Subsidiaries. The Insurance Subsidiaries will be required to continue their implementation of certain corrective actions, the standards of which must be met by December 31, 2009. The Insurance Subsidiaries will bear the reasonable costs of monitoring by the Monitoring Regulators and their designees. In the event that the Monitoring Regulators find that the Insurance Subsidiaries have intentionally breached the terms of the RSA, resulting penalties and fines as a result of such finding will not be limited to the monetary penalties of the RSA.

All states (other than Massachusetts and Delaware) and the District of Columbia, Puerto Rico and Guam signed the RSA, which became effective on August 15, 2008. The Insurance Subsidiaries timely filed semi-annual reports on November 14, 2008 and February 13, 2009. On or before July 1, 2010, the Monitoring Regulators will initiate a re-examination to assess the standards for performance measurement referenced in No. 4 above.

Rhode Island

As previously disclosed, the Rhode Island Office of the Health Insurance Commissioner conducted a targeted market conduct examination regarding MEGA’s small employer market practices during 2005. As a result of that examination, MEGA is in the process of negotiating a settlement with the Office of the Health Insurance Commissioner. The Company anticipates that Mid-West will also agree to a settlement with the Office of the Health Insurance Commissioner since it sells similar plans in Rhode Island. The Company believes that any settlement reached with the Office of the Health Insurance Commissioner to resolve this matter will be on terms that will not have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States Department of Labor Matter

By letter dated March 11, 2005, the Boston Office of the U.S. Department of Labor informed the Company that certain policy forms in use by Mid-West in Massachusetts may not be compliant with provisions of ERISA and certain other federal laws applicable to health insurers in the group market. On November 7, 2005, the Boston Office of the U.S. Department of Labor informed the Company that it had concluded a review of insurance contracts marketed by the Company’s insurance subsidiaries in the New England region and identified certain alleged violations of ERISA. The Company disputes most of the allegations raised by the Department of Labor, primarily on the basis that most of the policy forms under review are not subject to ERISA because they are offered to and used by individuals, self-employed persons or employers with less than two participants who are employees as of the start of any plan year. On February 13, 2008, the parties executed a settlement agreement to resolve these matters. The settlement agreement requires the Company to, among other things, identify the nationwide population of insurance contracts marketed to ERISA groups, amend or otherwise adjust these contracts to bring them into compliance with ERISA, submit any such amended contracts to applicable state insurance regulatory authorities for approval, issue any such approved amended contracts to employer groups holding current versions of policy forms that are subject to ERISA and implement a training program designed to educate its customer service representatives and independent agents about the application of ERISA to certain business. The Company currently does not believe that these matters, or the terms of the settlement agreement, will have a material adverse effect on the Company’s consolidated financial condition and results of operations.

General Regulatory Matters

In addition to the regulatory matters discussed above, the Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments and Contingencies

The Company and its subsidiaries lease office space and data processing equipment under various lease agreements with initial lease periods ranging from three to ten and one-half years. At December 31, 2008, minimum rental commitments under non-cancelable leases were as follows:

	Minimum Lease Commitment
	Capital	Operating
	(In thousands)

2009	$180	$4,875
2010	—	1,573
2011	—	1,334
2012	—	1,319
2013	—	993
Thereafter	—	154

Total minimum lease payments		10,248
Less amount representing interest	—

Present value of capital lease commitments	$180

Sublease proceeds		683

Net lease payments		$9,565

Rent expense was $6.2 million, $6.3 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company subleases office space under multiple agreements, which expire on various dates through 2010. Sublease income from such agreements was $272,000 and $67,000 for 2008 and 2007, respectively. There were no sublease agreements in place during 2006.

Capital lease obligations are payable through 2009 at an interest rate of 5.75%.

Through its former College Fund Life Division life insurance operations, the Company has committed to assist in funding the higher education of its insured with student loans. As of December 31, 2008, the Company, through its College Fund Life Insurance Division, had outstanding commitments to fund student loans for the years 2009 through 2026. The Company has historically funded its College Fund Life Division student loan commitments with the proceeds of indebtedness issued by a bankruptcy-remote special purpose entity. Beginning February 1, 2007, the Company funds loans with cash on hand at HealthMarkets, LLC. See Note 20 of Notes to Consolidated Financial Statements.

Loans issued to students under the College Fund Life Division program are limited to the cost of school or prescribed maximums. These loans are generally guaranteed as to principal and interest by an appropriate guarantee agency and are also collateralized by either the related insurance policy or the co-signature of a parent or guardian. The Education Resources Institute, Inc. (“TERI”) serves as the guarantor on the majority of the Company’s guaranteed student loans. On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (In Re The Education Resources Institute, Inc.), in the United States Bankruptcy Court for the District of Massachusetts, Eastern Division, Case No. 08-12540. On October 16, 2008, CFLD-I, Inc. (“CFLD”) and UICI Funding Corp. 2 (“UFC2”), the Company’s student loan funding vehicles, each filed a proof of claim in this matter seeking amounts owing to them by TERI in connection with the guaranty agreements. The Company is unable to determine at this time whether such amounts will be recoverable.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total commitment for the next five school years and thereafter as well as the amount the Company expects to fund considering utilization rates and lapses are as follows:

	Total	Expected
	Commitment	Funding
	(In thousands)

2009	$10,760	$746
2010	10,121	694
2011	11,878	670
2012	13,694	590
2013	16,086	473
Thereafter	54,354	869

Total	$116,893	$4,042

Interest rates on the above commitments are principally variable (prime plus 2%).

Through February 1, 2007, the Company had funded its College Fund Life Division student loan commitments with the proceeds from Student Loan Asset-Backed Notes (the “SPE Notes”) issued by a bankruptcy-remote special purpose entity. See Note 20 of Notes to Consolidated Financial Statements. The indenture governing the terms of the SPE Notes provided that the proceeds of such SPE Notes could be used to fund student loan commitments only until February 1, 2007, after which any monies then remaining on deposit in the acquisition fund created by the indenture not used to purchase additional student loans are required to be used to redeem the SPE Notes. After February 1, 2007, the Company began funding loans with cash on hand from HealthMarkets, LLC.

In accordance with the terms of the Coinsurance Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million.

At each of December 31, 2008 and 2007, the Company had $33.9 million and $14.3 million, respectively, of letters of credit outstanding relating to its insurance operations.

Note 17.	Investment Annuity Segregated Accounts

At December 31, 2008 and 2007, the Company had deferred investment annuity policies that have segregated account assets and liabilities, of $208.2 million and $239.7 million, respectively. These policies are funded by specific assets held in segregated custodian accounts for the purposes of providing policy benefits and paying applicable premiums, taxes and other charges as due. Because investment decisions with respect to these segregated accounts are made by the policyholders, these assets and liabilities are not presented in the Company’s financial statements. The assets are held in individual custodian accounts, from which the Company has received hold harmless agreements and indemnification.

Note 18.	Segment Information

The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s SEA Division, the Medicare Division and Other Insurance Division. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues from continuing operations and income (loss) from continuing operations before income taxes for each of the years ended December 31, 2008, 2007 and 2006 are set forth in the table below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue from continuing operations:
Insurance:
Self-Employed Agency Division	$1,248,434	$1,417,952	$1,462,088
Medicare Division	96,725	—	—
Other Insurance	29,205	31,866	35,337

Total Insurance	1,374,364	1,449,818	1,497,425

Corporate	(5,166)	42,771	234,617
Intersegment Eliminations	(167)	(789)	(910)

Total revenues excluding disposed operations	1,369,031	1,491,800	1,731,132
Disposed Operations	47,829	92,022	403,209

Total revenue from continuing operations	$1,416,860	$1,583,822	$2,134,341

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations before income taxes:
Insurance:
Self-Employed Agency Division	$55,634	$150,449	$236,466
Medicare	(14,858)	(12,424)	—
Other Insurance	4,418	7,909	5,488

Total Insurance	45,194	145,934	241,954
Corporate	(98,759)	(31,254)	89,106

Total operating income (loss) excluding disposed operations	(53,565)	114,680	331,060
Disposed Operations	(23,640)	2,941	19,810

Total income (loss) from continuing operations before income taxes	$(77,205)	$117,621	$350,870

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by operating segment at December 31, 2008 and 2007 are set forth in the table below:

	December 31,
	2008	2007
	(In thousands)

Assets:
Insurance:
Self-Employed Agency Division	$822,966	$878,911
Medicare Division	18,328	—
Other Insurance Division	20,985	21,034

Total Insurance	862,279	899,945
Corporate	575,822	553,855

Total assets excluding assets of Disposed Operations and assets held for sale	1,438,101	1,453,800

Disposed Operations	386,817	591,427
Assets held for sale	91,795	110,355

Total assets	$1,916,713	$2,155,582

The Life Insurance Division assets of $376.1 million and $540.5 million at December 31, 2008 and 2007, respectively, are included in Disposed Operations. At December 31, 2008, the Life Insurance Division’s assets primarily represent a reinsurance recoverable associated with the Coinsurance Agreements entered into with Wilton. See Note 2 of Notes to Consolidated Financial Statements.

The Student Insurance Division assets of $10.7 million and $50.9 million at December 31, 2008 and 2007, respectively, are included in Disposed Operations, and primarily represent a reinsurance recoverable associated with a coinsurance agreement entered into with an insurance affiliate of UnitedHealth Group. See Note 2 of Notes to Consolidated Financial Statements.

The Star HRG Division assets of $39,000 and $48,000 at December 31, 2008 and 2007, respectively, represent a reinsurance receivable associated with a coinsurance agreement entered into with an insurance affiliate of CIGNA Corporation. See Note 2 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share amounts)

Income (loss) from continuing operations	$(48,357)	$68,439	$216,634
Income (loss) from discontinued operations	(5,098)	1,720	21,104

Net income (loss) available to common shareholders	$(53,455)	$70,159	$237,738

Weighted average shares outstanding, basic	30,191	30,429	34,952
Dilutive effect of stock options and other shares (see Note 14)	—	907	770

Weighted average shares outstanding, dilutive	30,191	31,336	35,722

Basic earnings (losses) per share:
From continuing operations	$(1.60)	$2.25	$6.20
From discontinued operations	(0.17)	0.06	0.60

Net income (loss) per share, basic	$(1.77)	$2.31	$6.80

Diluted earnings (losses) per share:
From continuing operations	$(1.60)	$2.18	$6.07
From discontinued operations	(0.17)	0.06	0.59

Net income (loss) per share, diluted	$(1.77)	$2.24	$6.66

The common stock equivalents for 2008 are excluded from the weighted average shares used to compute diluted net loss per share as they would be anti-dilutive to the per share calculation. The Company’s diluted weighted average shares outstanding for 2008 was 30,191,024.

As of December 31, 2008, 27,000,062 shares of Class A-1 common stock were issued, of which 26,887,281 were outstanding and 112,781 shares were held in treasury and 4,026,104 shares of Class A-2 common stock were issued, of which 2,741,240 shares were outstanding and 1,284,864 shares were held in treasury. As of December 31, 2007, 27,000,062 shares of Class A-1 common stock were issued, of which 26,899,056 were outstanding and 101,006 shares were held in treasury and 3,952,204 shares of Class A-2 common stock were issued, of which 3,623,266 shares were outstanding and 328,938 shares were held in treasury.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Discontinued Operations

Set forth below is a summary of the Company’s reported results from discontinued operations for each of the years ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue from discontinued operations
Student loan business	$8,257	$11,687	$12,230
Other discontinued operations	337	604	991

	8,594	12,291	13,221
Expenses from discontinued operations
Student loan business	16,430	10,254	10,802
Other discontinued operations	7	(610)	(685)

	16,437	9,644	10,117
Income (loss) from discontinued operations before income taxes	(7,843)	2,647	3,104
Income tax benefits (expenses)	2,745	(927)	18,000

Income (loss) from discontinued operations (net of income taxes)	$(5,098)	$1,720	$21,104

Student Loans

The Company holds alternative (i.e., non-federally guaranteed) student loans extended to students at selected colleges and universities. These loans were initially generated under the Company’s College First Alternative Loan program. The majority of the student loans are guaranteed 100% as to principal and accrued interest by TERI. On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 16 of Notes to Consolidated Financial Statements.

In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD-I, Inc. and UICI Funding Corp 2, and related student association. The closing of the transactions contemplated by the Stock Purchase Agreement has not occurred due to certain closing conditions that have not yet been satisfied. Either party may terminate the Stock Purchase Agreement if the closing has not occurred by May 31, 2009. The Company has presented the assets and liabilities of CFLD-I, Inc. and UICI Funding Corp 2 as “Assets held for sale” and “Liabilities held for sale,” respectively, on the Company’s consolidated balance sheets for all periods presented. Additionally, the Company has included the results of operations of CFLD-I, Inc. and UICI Funding Corp 2 in discontinued operations on the Company’s consolidated statement of income (loss) for all periods presented.

In accordance with certain terms of the Coinsured Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the business reported as “Assets held for sale” on the consolidated balance sheets consist of the following:

	December 31,
	2008	2007
	(In thousands)

Assets
Restricted cash	$7,881	$8,496
Student loans	90,532	99,179
Provision for loan losses	(11,695)	(2,925)
Investment income due and accrued	4,226	5,587
Other assets and receivables	851	18

Total assets held for sale	$91,795	$110,355

Liabilities
Accounts payable and accrued expenses	$237	$377
Student Loan Credit Facility	86,050	97,400
Other Liabilities	755	1,332

Total liabilities held for sale	$87,042	$99,109

Set forth below is a summary of the Student loans included in “Assets held for sale” at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Student loans — guaranteed by private insurers	$68,630	$73,896
Student loans — non-guaranteed	21,902	25,283
Allowance for losses	(11,695)	(2,925)

Total student loans	$78,837	$96,254

Of the net $78.8 million and $96.3 million carrying amount of student loans at December 31, 2008 and 2007, $76.5 million and $93.2 million, respectively, were pledged to secure payment of secured student loan indebtedness. The fair value of the student loans approximated the carrying value for 2008 and 2007. The increase in “Allowance for losses” in 2008 is primarily related to the bankruptcy of TERI, as discussed in Note 16 of Notes to Consolidated Financial Statements.

The provision for losses on student loans is summarized as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of year	$2,925	$3,256	$2,722
Change in provision for losses	8,770	(331)	534

Balance at end of year	$11,695	$2,925	$3,256

The Company recognized interest income from the student loans of $7.4 million, $10.5 million and $10.7 million in 2008, 2007 and 2006, respectively, which is included in “Income (loss) from discontinued operations, net” on its consolidated statements of income (loss).

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, at December 31, 2008 and 2007, the Company had an aggregate of $86.1 million and $97.4 million, respectively, of indebtedness outstanding under a secured student loan credit facility (the “Student Loan Credit Facility”), which indebtedness is represented by the SPE Notes issued by the SPE. At December 31, 2008 and 2007, indebtedness outstanding under the Student Loan Credit Facility was secured by alternative (i.e., non-federally guaranteed) student loans and accrued interest in the carrying amount of $80.5 million and $98.7 million, respectively, and by a pledge of cash, cash equivalents and other qualified investments of $5.9 million and $6.5 million, respectively.

All indebtedness issued under the Student Loan Credit Facility is included in “Liabilities held for sale” on the Company’s consolidated balance sheets. As such, all related student loan and accrued investment income pledged to secure the Student Loan Credit Facility are reported in “Assets held for sale” on the Company’s consolidated balance sheets and all such cash, cash equivalents and qualified investments specifically pledged under the Student Loan Credit Facility are reported in “Assets held for sale” on the Company’s consolidated balance sheets.

The SPE Notes represent obligations solely of the SPE, and not of the Company or any other subsidiary of the Company. For financial reporting and accounting purposes, the Student Loan Credit Facility has been classified as a financing as opposed to a sale. Accordingly, in connection with the financing, the Company recorded no gain on sale of the assets transferred to the SPE.

The SPE Notes were issued by the SPE in three tranches ($50.0 million of Series 2001A-1 Notes (the “Series 2001A -1 Notes”) and $50.0 million of Series 2001A-2 Notes (the “Series 2001A-2 Notes”) issued on April 27, 2001, and $50.0 million of Series 2002A Notes (the “Series 2002A Notes”) issued on April 10, 2002). The interest rate on each series of SPE Notes resets monthly in a Dutch auction process. At December 31, 2008, the Series 2001A-1 Notes, the Series 2001A-2 Notes and the Series 2002A Notes bore interest at the per annum rate of approximately 3.30%.

The Series 2001A-1 Notes and Series 2001A-2 Notes have a final stated maturity of July 1, 2036; the Series 2002A Notes have a final stated maturity of July 1, 2037. However, the SPE Notes are subject to mandatory redemption in whole or in part (a) on the first interest payment date which is at least 45 days after February 1, 2007, from any monies then remaining on deposit in the acquisition fund not used to purchase additional student loans, and (b) on the first interest payment date which is at least 45 days after July 1, 2005, from any monies then remaining on deposit in the acquisition fund received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. Beginning July 1, 2005, the SPE Notes were also subject to mandatory redemption in whole or in part on each interest payment date from any monies received as a recovery of the principal amount of any student loan securing payment of the SPE Notes, including scheduled, delinquent and advance payments, payouts or prepayments. During 2008 and 2007, the Company made principal payments in the aggregate of $11.4 million and $21.6 million, respectively, on these SPE Notes.

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

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments required for the indebtedness outstanding under the secured student loan funding facility in each of the next five years and thereafter are as follows (in thousands):

Student Loan
Credit Facility

2009	$12,600
2010	12,550
2011	11,750
2012	10,400
2013	9,050
Thereafter	29,700

$86,050

The carrying amount of the outstanding indebtedness that is secured by student loans generated by the College Fund Life Division approximates fair value, since interest rates on such indebtedness reset monthly.

Academic Management Services Corp.(“AMS”) and Special Risk Division

In years prior to 2006, the Company closed and/or disposed of assets and operations not otherwise related to its core health and life insurance operations, including the operations of the Company’s former AMS subsidiary (which was engaged in the student loan origination and funding business, student loan servicing business, and tuition installment payment plan business and which HealthMarkets sold in November 2003) and the Company’s former Special Risk Division, disposed in 2001.

The Company’s reported results from discontinued operations for the years ended December 31, 2008, 2007 and 2006 reflected a partial release of the deferred gain recorded on the sale of AMS’ remaining uninsured student loan assets in the first quarter of 2004 and a decrease in the accrual in both 2005 and 2006, which was originally established in 2004 in connection with litigation arising out of the Company’s announcement that it had uncovered collateral shortfalls in the type and amount of collateral supporting two of the securitized student loan financing facilities of AMS.

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

As such, the Company had the following net liabilities related to AMS and Special Risk recorded in discontinued operations remaining at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Net liabilities by business unit:
AMS	$170	$400
Special Risk	2,040	2,235

Net liabilities of discontinued operations	$2,210	$2,635

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Supplemental Disclosure to Consolidated Statement of Cash Flows

Total interest paid with respect to outstanding indebtedness (exclusive of the secured student loan credit facility) was $34.9 million, $37.1 million and $23.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Total interest paid with respect to outstanding indebtedness under the secured student loan credit facility was $2.2 million, $6.0 million and $6.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Total federal income taxes paid were $19.6 million, $19.1 million and $64.6 million for 2008, 2007 and 2006, respectively.

Supplemental disclosure of non-cash operating activities:

During the 2008, 2007 and 2006, the Company issued shares to the Agent Plans with a value of $15.2 million, $21.3 million and $17.5 million, respectively.

Company-match transactions in the Agent Stock Accumulation Plans are not reflected in the Statement of Cash Flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.

Supplemental disclosure of non-cash investing activities:

On July 11, 2006, the Company received a promissory Note for $150.8 million as consideration for its Star HRG Division assets. On August 16, 2006, the Company assigned the $150.8 million promissory Note to Grapevine Finance LLC. See Note 10 of Notes to Consolidated Financial Statements.

On December 1, 2006, the Company received a promissory Note in the principal amount of $94.8 million as consideration for the sale of the Student Insurance Division assets. See Note 2 of Notes to Consolidated Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Condensed Financial Information of HealthMarkets, LLC

HealthMarkets, LLC is the wholly owned subsidiary of HealthMarkets, Inc., the holding company. HealthMarkets, LLC’s principal assets are its investments in its separate operating subsidiaries, including its regulated insurance subsidiaries. The condensed financial information of HealthMarkets, LLC is presented below.

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$415,990	$712,115
Other invested assets	9,529	13,254
Cash and cash equivalents	201,375	25,330
Intercompany with HealthMarkets, Inc.*	7,360	12,448
Deferred financing costs and other assets	17,442	27,398

	$651,696	$790,545

LIABILITIES
Accrued expenses and other liabilities	$29,453	$23,966
Debt	481,070	481,070

	510,523	505,036

STOCKHOLDERS’ EQUITY
Common stock	—	—
Additional paid-in capital	166,086	238,417
Accumulated other comprehensive loss	(41,022)	(13,132)
Retained earnings	16,109	60,224

	141,173	285,509

	$651,696	$790,545

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income:
Dividends from continuing operations*	$283,638	$176,240	$277,758
Investment and other income	1,980	7,780	5,947
Realized gains (losses)	319	(2,437)	(16,691)

	285,937	181,583	267,014
Expenses:
General and administrative expenses	6,907	(503)	1,375
Interest expense	34,571	39,325	33,351

	41,478	38,822	34,726

Income before equity in undistributed earnings of subsidiaries and federal income tax expense	244,459	142,761	232,288
Federal income tax benefit	—	—	—

Income before equity in undistributed earnings of subsidiaries	244,459	142,761	232,288
Equity (deficit) in undistributed earnings of subsidiaries*	(288,574)	(55,371)	10,545

Net income (loss)	$(44,115)	$87,390	$242,833

*	Eliminated in consolidation.

HEALTHMARKETS, INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Quarterly Unaudited Data

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands except per share amounts)

Income Statement Data:
Revenues from continuing operations	$327,479	$335,252	$375,247	$378,882	$386,055	$396,416	$399,782	$401,569
Income from continuing operations before federal income taxes	(15,255)	(28,096)	(27,217)	(6,637)	(965)	50,605	34,755	33,226
Income from continuing operations	(9,274)	(18,784)	(15,684)	(4,615)	(9,661)	33,326	22,695	22,079
Income (loss) from discontinued operations	54	70	(3,545)	(1,677)	285	155	668	612
Net income	$(9,220)	$(18,714)	$(19,229)	$(6,292)	$(9,376)	$33,481	$23,363	$22,691
Per Share Data:
Basic earnings (loss) per common share:
Income from continuing operations	$(0.31)	$(0.63)	$(0.51)	$(0.15)	$(0.32)	$1.08	$0.75	$0.73
Income (loss) from discontinued operations	—	—	(0.12)	(0.05)	0.01	0.01	0.02	0.02

Net income	$(0.31)	$(0.63)	$(0.63)	$(0.20)	$(0.31)	$1.09	$0.77	$0.75

Diluted earnings (loss)
per common share:
Income from continuing operations	$(0.31)	$(0.63)	$(0.51)	$(0.15)	$(0.32)	$1.06	$0.73	$0.71
Income (loss) from discontinued operations	—	—	(0.12)	(0.05)	0.01	0.00	0.02	0.02

Net income	$(0.31)	$(0.63)	$(0.63)	$(0.20)	$(0.31)	$1.06	$0.75	$0.73

Computation of earnings (loss) per share for each quarter is made independently of earnings (loss) per share for the year.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Investments in and advances to subsidiaries*	$133,813	$273,061
Other invested assets	16,299	20,500
Cash and cash equivalents	30,748	17,175
Refundable income taxes	19,913	10,664
Deferred income tax	18,750	20,387
Assets held for sale	91,795	110,355
Other	3,229	599

	$314,547	$452,741

LIABILITIES
Accrued expenses and other liabilities	$10,500	$10,898
Agent plan liability	16,870	33,839
Liabilities held for sale	87,042	99,109
Net liabilities of discontinued operations	2,210	2,635

	116,622	146,481

STOCKHOLDERS’ EQUITY
Common stock	310	310
Additional paid-in capital	54,004	55,754
Accumulated other comprehensive loss	(41,970)	(13,132)
Retained earnings	227,686	281,141
Treasury stock	(42,105)	(17,813)

	197,925	306,260

	$314,547	$452,741

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income:
Dividends from continuing operations*	$—	$270,000	$372,428
Interest and other income	1,090	2,054	3,003

	1,090	272,054	375,431
Expenses:
General and administrative expenses (includes amounts paid to related parties of $14,168, $13,735 and $19,339 in 2008, 2007 and 2006, respectively)	35,266	34,637	115,601
Interest expense	—	57	332

	35,266	34,694	115,933

Income (loss) before equity in undistributed earnings of subsidiaries and federal income tax expense	(34,176)	237,360	259,498
Federal income tax benefit	24,916	15,198	42,075

Income (loss) before equity in undistributed earnings of subsidiaries	(9,260)	252,558	301,573
Deficit in undistributed earnings of continuing operations*	(39,097)	(184,119)	(84,939)

Income (loss) from continuing operations	(48,357)	68,439	216,634
Dividends from discontinued operations*	—	—	90
Income (loss) from discontinued operations	(80)	211	20,343
Equity in undistributed earnings (losses) from discontinued operations*	(5,018)	1,509	671

Income (loss) from discontinued operations	(5,098)	1,720	21,104

Net income (loss)	$(53,455)	$70,159	$237,738

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HEALTHMARKETS, INC. (HOLDING COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net Income	$(53,455)	$70,159	$237,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	80	(211)	(20,343)
Equity in undistributed earnings (loss) of subsidiaries of discontinued operations*	5,018	(1,509)	(671)
Deficit (equity) in undistributed earnings of continuing operations*	39,097	184,119	84,939
Equity based compensation	(1,906)	1,326	17,846
Change in other receivables	—	479	2,771
Change in accrued expenses and other liabilities	(398)	(5,635)	14,827
Deferred income tax (benefit) change	2,148	4,612	(7,352)
Change in federal income tax refundable	(9,249)	16,612	(14,023)
Other items, net	112	(26)	(312)

Cash provided by (used in) continuing operations	(18,553)	269,926	315,420
Cash provided by (used in) discontinued operations	(505)	(1,159)	(1,390)

Net cash provided by (used in)Operating Activities	(19,058)	268,767	314,030

Investing Activities
Sales, maturities, calls and redemptions of securities available for sale	—	—	70
Purchases of available for sale securities	—	(20,500)	—
Increase in investments in and advances to subsidiaries	78,376	35,145	204,608

Net cash provided by Investing Activities	78,376	14,645	204,678

Financing Activities
Exercise of stock options	335	1,164	337
Tax benefits from share-based compensation	(578)	313	1,390
Purchase of treasury stock	(58,054)	(41,535)	(1,620,733)
Proceeds from shares issued to officers, directors and agent plans	12,552	41,790	9,654
Contribution from private equity investors	—	—	985,000
Payments of dividends to shareholders	—	(316,996)	—
Other changes in equity	—	449	2,799

Net cash used in Financing Activities	(45,745)	(314,815)	(621,553)

Decrease in cash	13,573	(31,403)	(102,845)
Cash and Cash Equivalents at beginning of period	17,175	48,578	151,423

Cash and Cash Equivalents at end of period	$30,748	$17,175	$48,578

*	Eliminated in consolidation.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of HealthMarkets, Inc. and Subsidiaries.

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Col. A	Col. B	Col. C	Col. D	Col. E
(In thousands)

December 31, 2008:
Self-Employed Agency Division	$71,649	$498,306	$56,094	$2,908
Medicare	—	19,773	277	—
Other Insurance	502	15,493	789	—

Total excluding disposed operations	72,151	533,572	57,160	2,908
Disposed Operations:
Life Insurance Division	—	361,680	3,088	6,725
Student Insurance Division	—	6,631	1,243	—
Star HRG Division	—	39	—	—

Total	$72,151	$901,922	$61,491	$9,633

December 31, 2007:
Self-Employed Agency Division	$89,104	$478,266	$65,690	$3,458
Other Insurance	568	13,747	1,116	—

Total excluding disposed operations	89,672	492,013	66,806	3,458
Disposed Operations:
Life Insurance Division	108,307	379,469	4,925	7,306
Student Insurance Division	—	26,846	20,535	—
Star HRG Division	—	48	—	—

Total	$197,979	$898,376	$92,266	$10,764

December 31, 2006:
Self-Employed Agency Division	$101,425	$521,041	$71,679	$4,204
Other Insurance	493	14,289	1,206	—

Total excluding disposed operations	101,918	535,330	72,885	4,204
Disposed Operations:
Life Insurance Division	95,839	372,980	6,859	7,632
Student Insurance Division	—	49,707	72,014	—
Star HRG Division	—	12,830	—	733

Total	$197,757	$970,847	$151,758	$12,569

See report of Independent Registered Public Accounting Firm.

SCHEDULE III

HEALTHMARKETS, INC.
AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Col. H	Col. I
			Benefits,	Amortization
			Claims	of Deferred	Col. J
	Col. F	Col. G	Losses, and	Policy	Other	Col. K
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
	Revenue	Income(1)	Expenses	Costs	Expenses(2)	Written
	(In thousands)

2008:
Self-Employed Agency Division	$1,140,499	$29,149	$729,747	$102,352	$281,915
Medicare	96,369	356	80,305	—	30,922
Other Insurance	27,131	1,819	14,228	568	9,736

Total excluding disposed operations	1,263,999	31,324	824,280	102,920	322,573
Disposed operations:
Life Insurance Division	36,437	10,315	32,575	23,582	13,993
Student Insurance Division	—	—	139	—	220
Star HRG Division	—	—	—	—	(118)

	$1,300,436	$41,639	$856,994	$126,502	$336,668	$1,269,661

2007:
Self-Employed Agency Division	$1,282,249	$30,840	$735,701	$120,729	$306,210
Medicare	—	—	—	—	12,424
Other Insurance	29,995	1,599	12,643	442	10,600

Total excluding disposed operations	1,312,244	32,439	748,344	121,171	329,234
Disposed operations:
Life Insurance Division	69,949	20,602	54,041	17,203	16,757
Student Insurance Division	—	—	(634)	—	442
Star HRG Division	—	—	32	—	(231)

	$1,382,193	$53,041	$801,783	$138,374	$346,202	$1,379,522

2006:
Self-Employed Agency Division	$1,330,298	$31,809	$721,688	$143,547	$260,406
Other Insurance	33,873	1,356	18,748	780	10,213

Total excluding disposed operations	1,364,171	33,165	740,436	144,327	270,619
Disposed operations:
Life Insurance Division	65,716	20,222	44,459	20,599	15,616
Student Insurance Division	233,280	4,882	165,334	7,186	53,404
Star HRG Division	74,079	369	46,387	—	25,753

	$1,737,246	$58,638	$996,616	$172,112	$365,392	$1,754,579

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates, and the results would change if different methods were applied.

(2)	Other operating expenses include underwriting, acquisition and insurance expenses and other income and expenses allocable to the respective division.

See report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HEALTHMARKETS, INC.
AND SUBSIDIARIES
REINSURANCE

					Percentage
					of Amount
	Gross				Assumed
	Amount	Ceded	Assumed	Net Amount	to Net
		(Dollars in thousands)

Year Ended December 31, 2008 Life insurance in force	$8,937,465	$8,591,653	$47,815	$393,627	12.1%

Premiums earned:
Life insurance	$87,716	$52,087	$2,395	$38,024	6.3%
Health insurance	1,333,248	94,471	23,635	1,262,412	1.9%

	$1,420,964	$146,558	$26,030	$1,300,436

Year Ended December 31, 2007 Life insurance in force	$9,108,792	$2,318,846	$51,728	$6,841,674	0.8%

Premiums earned:
Life insurance	$78,827	$9,834	$1,467	$70,460	2.1%
Health insurance	1,479,513	196,927	29,147	1,311,733	2.2%

	$1,558,340	$206,761	$30,614	$1,382,193

Year Ended December 31, 2006 Life insurance in force	$9,058,333	$2,151,355	$52,765	$6,959,743	0.8%

Premiums earned:
Life insurance	$73,557	$9,708	$1,826	$65,675	2.8%
Health insurance	1,746,796	111,139	35,914	1,671,571	2.1%

	$1,820,353	$120,847	$37,740	$1,737,246

See report of Independent Registered Public Accounting Firm.

SCHEDULE V

HEALTHMARKETS, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Increase	Recoveries/	Deductions/
	Balance at	Additions	in	Amounts	Balance at
	Beginning	Cost and	Carrying	Charged	End of
	of Period	Expenses	Value	Off	Period
	(In thousands)

Allowance for losses:
Year ended December 31, 2008:
Agents’ receivables	$3,488	$2,444	$—	$(3,272)	$2,660
Other receivables	—	—	—	—	—
Mortgage loans	5	—	—	(3)	2
Year ended December 31, 2007:
Agents’ receivables	$4,164	$2,937	$—	$(3,613)	$3,488
Other receivables	668	—	—	(668)	—
Mortgage loans	33	—	—	(28)	5
Year ended December 31, 2006:
Agents’ receivables	$3,710	$2,896	$—	$(2,442)	$4,164
Other receivables	3,699	—	—	(3,031)	668
Mortgage loans	55	—	—	(22)	33

See report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Certificate of Incorporation of HealthMarkets, Inc. as amended May 22, 2008, filed as exhibit 3.1 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
3.2	—	Amended Bylaws of HealthMarkets, Inc., filed as exhibit 3.2 to Form 10-Q dated June 30, 2008, File No. 001-14953, and incorporated by reference herein.
4.1	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust I), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.2	—	Amended and Restated Trust Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, La Salle National Bank National Association, Christiana Bank and Trust Company, and certain administrative trustees named therein (HealthMarkets Capital Trust II), filed as Exhibit 4.1 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.3	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.3 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.4	—	Junior Subordinated Indenture, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.4 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.5	—	Guarantee Agreement, dated as of April 5, 2006, between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust I), filed as Exhibit 4.5 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.6	—	Guarantee Agreement, dated as of April 5, 2006 between HealthMarkets, LLC and La Salle National Bank National Association (HealthMarkets Capital Trust II), filed as Exhibit 4.6 to the Current Report on Form 8K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
4.7	—	Specimen Stock Certificate of Class A-1 Common Stock, a copy of which is filed herewith.
4.8	—	Specimen Stock Certificate of Class A-2 Common Stock, a copy of which is filed herewith.
10.01	—	General Agent’s Agreement between Mid-West National Life Insurance Company of Tennessee and United Group Association, Inc. effective April 1, 1996, and filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated April 1, 1996, File No. 0-14320, and incorporated by reference herein.
10.02	—	General Agent’s Agreement between The MEGA Life and Health Insurance Company and United Group Association, Inc. Effective April 1, 1996, and filed as Exhibit 10.4 to the Company’s Report on Form 8-K dated April 1, 1996, File No. 0-14320, and incorporated by reference herein.
10.03	—	Agreement between United Group Association, Inc. and Cornerstone Marketing of America effective April 1, 1996, and filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 1996, File No. 0-14320, and incorporated by reference herein.
10.04	—	Stock Purchase Agreement dated, July 27, 2000, between UICI and C&J Investments, LLC filed as Exhibit 10.44 to Form 10-Q dated June 30, 2000, File No. 0-14320, and incorporated by reference herein.
10.05	—	General and First Supplemental Indenture between CLFD-I, Inc. and Zions First National Bank, as Trustee relating to the Student Loan Asset Backed Notes dated as of April 1, 2001, filed as Exhibit 10.66 to the Company’s 2001 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on March 22, 2002 and incorporated by reference herein.
10.06	—	Second Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, relating to $50,000,000 CFLD-I, Inc. Student Loan Asset Backed Notes, Senior Series 2002A-1 (Auction Rate Certificates) filed as Exhibit 10.69 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.
10.07	—	Third Supplemental Indenture, dated as of April 1, 2002, between CFLD-I, Inc. and Zions First National Bank, as Trustee, amending General Indenture, dated as of April 1, 2001, relating to CFLD-I, Inc. Student Loan Asset Backed Notes filed as Exhibit 10.70 to the Form 10-Q dated June 30, 2002, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10.08		—	Amended and Restated Trust Agreement among UICI, JP Morgan Chase Bank, Chase Manhattan Bank USA, National Association, and The Administrative Trustees dated April 29, 2004 and incorporated by reference herein.
10.09		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and the National Association for the Self-Employed filed as exhibit 10.91 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.10		—	Vendor Agreement, dated as of January 1, 2005 between The MEGA Life and Health Insurance Company and Americans for Financial Security, Inc. filed as exhibit 10.92 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.11		—	Amended and Restated Vendor Agreement, dated as June 1, 2005, between Mid-West National Life Insurance Company of Tennessee and Alliance for Affordable Services filed as exhibit 10.93 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.12		—	Vendor Agreement, dated as of January 1, 2005 between The Chesapeake Life Insurance Company and Alliance for Affordable Services filed as exhibit 10.94 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.13		—	Master General Agent Agreement, dated April 16, 2003, between The Chesapeake Life Insurance Company and Tim McCoy & Associates, Inc. (NEAT) filed as exhibit 10.95 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.14		—	Master General Agent Agreement, dated March 29, 2004, between The Chesapeake Life Insurance Company and Life Professionals Marketing Group, Inc. filed as exhibit 10.96 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.15		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and the National Association for the Self-Employed filed as exhibit 10.103 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.16		—	Field Services Agreement, dated as of January 1, 2005, between Performance Driven Awards, Inc. and Americans for Financial Security, Inc. filed as exhibit 10.104 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.17		—	Field Services Agreement, dated as of January 1, 2005, between Success Driven Awards, Inc. and Alliance for Affordable Services filed as exhibit 10.105 to the Form 10-Q dated June 30, 2005, File No. 001-14953, and incorporated by reference herein.
10.18		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jeffrey James Jensen filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10.19		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Jami Jill Jensen filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10.20		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Janet Jarie Jensen filed as Exhibit 10.3 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10.21		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and James Joel Jensen filed as Exhibit 10.4 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10.22		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Julie Jean Jensen filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10.23		—	Non-Compete Agreement, dated as of September 15, 2005, between UICI and Gladys M. Jensen filed as Exhibit 10.6 to the Current Report on Form 8-K dated September 16, 2005, File No. 001-14953, and incorporated by reference herein.
10	.24*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and William J. Gedwed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.25*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Phillip J. Myhra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.26*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Troy A. McQuagge, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.27*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and Mark Hauptman, filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10	.28*	—	Employment Agreement, dated as of April 4, 2006, by and between UICI and James N. Plato, filed as Exhibit 10.7 to the Current Report on Form 8-K dated April 4, 2006, File No. 001-14953, and incorporated by reference herein.
10.29		—	Credit Agreement, dated as of April 5, 2006, among UICI, HealthMarkets, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, each lender from time to time party thereto, Morgan Stanley Senior Funding Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., as Documentation Agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.30		—	Stockholders’ Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 4.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on April 6, 2006, File No. 033-77690, and incorporated by reference herein.
10	.31*	—	UICI Restated and Amended 1987 Stock Option Plan (Non-Qualified)(As Amended and Restated Effective May 3, 2007), and incorporated by reference herein.
10.32		—	Registration Rights and Coordination Committee Agreement, dated as of April 5, 2006, by and among UICI and certain stockholders named therein, filed as Exhibit 10.3 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.33		—	Purchase Agreement, dated as of March 7, 2006, among Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, Merrill Lynch International, and First Tennessee Bank National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.34		—	Assignment and Assumption and Amendment Agreement, dated as of April 5, 2006, among HealthMarkets, LLC, HealthMarkets Capital Trust I, HealthMarkets Capital Trust II, Premium Finance LLC, Mulberry Finance Co., Inc., DLJMB IV First Merger LLC, First Tennessee Bank National Association, Merrill Lynch International and ALESCO Preferred Funding X, Ltd., filed as Exhibit 10.5 to the Current Report on Form 8-K dated April 5, 2006, File No. 001-14953, and incorporated by reference herein.
10.35		—	Amended and Restated HealthMarkets, Inc. Agents’ Total Ownership Plan, as amended, filed as Exhibit 4.2 to Registration Statement on Form S-8 filed on January 20, 2009, File No. 033-156793, and incorporated by reference herein.
10.36		—	Amended and Restated HealthMarkets, Inc. Agency Matching Total Ownership Plan, as amended, filed as Exhibit 4.3 to Registration Statement on Form S-8 filed on January 20, 2009, File No. 033-156793, and incorporated by reference herein.
10.37		—	Amended and Restated HealthMarkets, Inc. Agents’ Contribution to Equity Plan, as amended, filed as Exhibit 4.4 to Registration Statement on Form S-8 filed on January 20, 2009, File No. 033-156793, and incorporated by reference herein.
10.38		—	Amended and Restated HealthMarkets, Inc. Matching Agency Contribution Plan, as amended, filed as Exhibit 4.5 to Registration Statement on Form S-8 filed on January 20, 2009, File No. 033-156793, and incorporated by reference herein.
10.39		—	HealthMarkets, Inc. Initial Total Ownership Plan (As Amended and Restated Effective April 5, 2006, filed as Exhibit 10.95 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.40		—	HealthMarkets, Inc. Agents’ Stock Accumulation Plan (As Amended and Restated Effective April 5, 2006) filed as Exhibit 10.96 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.41*	—	Amended and Restated HealthMarkets 2006 Management Option Plan, a copy of which is filed herewith.
10	.42*	—	Form of Nonqualified Stock Option Agreement among HealthMarkets, Inc. and various optionees, filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 8, 2006, File No. 001-14953, and incorporated by reference herein.
10.43		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Blackstone Management Partners IV L.L.C., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.44		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and Goldman Sachs & Co., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10.45		—	Future Transactions Fee Agreement, dated as of May 11, 2006, between HealthMarkets, Inc. and DLJ Merchant Banking, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 11, 2006, File No. 001-14953, and incorporated by reference herein.
10	.46*	—	Agreement, dated as of May 24, 2006, between HealthMarkets, Inc. and Glenn W. Reed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10.47		—	Termination Agreement, dated as of May 19, 2006, between HealthMarkets, Inc. and Special Investment Risks Limited , filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 19, 2006, File No. 001-14953, and incorporated by reference herein.
10	.48*	—	Subscription Agreement, dated June 13, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.49*	—	Nonqualified Stock Option Agreement dated as of June 9, 2006, between HealthMarkets, Inc. and Steven J. Shulman, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 9, 2006, File No. 001-14953, and incorporated by reference herein.
10	.50*	—	Subscription Agreement, dated July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953, and incorporated by reference herein.
10	.51*	—	Nonqualified Stock Option Agreement, dated as of July 1, 2006, between HealthMarkets, Inc. and Allen F. Wise, filed as Exhibit 10.2 to the Current Report on Form 8-K dated July 1, 2006, File No. 001-14953 and incorporated by reference herein.
10	.52*	—	Nonqualified Stock Option Agreement, dated as of August 30, 2006, between HealthMarkets, Inc. and Andrew S. Kahr, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 30, 2006, File No. 001-14953, and incorporated by reference herein.
10	.53*	—	Employment Agreement, dated as of September 26, 2006, by and between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10	.54*	—	Nonqualified Stock Option Agreement, dated as of September 26, 2006, between HealthMarkets, Inc. and Michael E. Boxer, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 26, 2006, File No. 001-14953, and incorporated by reference herein.
10.55		—	Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. filed as Exhibit 10.111 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.56		—	Placement Fee Agreement, dated as of August 18, 2006, between HealthMarkets, Inc. and The Blackstone Group, L.P. , filed as Exhibit 10.112 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.
10.57		—	Amendment dated as of December 29, 2006 to Advisory Fee Agreement, dated as of August 18, 2006, between The MEGA Life and Health Insurance Company and the Blackstone Group, L.P. , filed as Exhibit 10.113 to Company’s 2006 Annual Report on Form 10-K, File No. 001-14953, filed with the Securities and Exchange Commission on April 2, 2007 and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.58*	—	Letter Agreement, dated as of June 6, 2007, by and between HealthMarkets, Inc. and Philip Rydzewski, filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
10	.59*	—	Nonqualified Stock Option Agreement, dated as of August 2, 2007, between HealthMarkets, Inc. and Philip Rydzewski, filed as Exhibit 10.2 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
10	.60*	—	Nonqualified Stock Option Agreement, dated as of August 30, 2007, between HealthMarkets, Inc. and Harvey C. DeMovick, Jr. filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 30, 2007, File No. 001-14953, and incorporated by reference herein.
10	.61*	—	Employment Agreement, dated as of October 29, 2007, by and between HealthMarkets, Inc. and David W. Fields, filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2007, File No. 001-14953, and incorporated by reference herein.
10	.62*	—	Nonqualified Stock Option Agreement, dated as of November 1, 2007, between HealthMarkets, Inc. and David W. Fields, filed as Exhibit 10.2 to the Current Report on Form 8-K dated November 1, 2007, File No. 001-14953, and incorporated by reference herein.
10	.63*	—	Transition Services Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.64*	—	Amendment No. 1 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 14, 2008, (File No. 001-14953), and incorporated by reference herein.
10.65		—	Regulatory Settlement Agreement entered into as of May 29, 2008 by and among The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee and Mid-West National Life Insurance Company of Tennessee and the signatory regulators, filed as Exhibit 10.1 to the Current Report on Form 10-Q dated June 30, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.66*	—	Employment Agreement, effective as of June 5, 2008, between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 99.2 to the Current Report on Form 8-K dated June 5, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.67*	—	Stock Option Agreement, effective as of June 5, 2008, between HealthMarkets, Inc. and Phillip Hildebrand, filed as Exhibit 99.3 to the Current Report on Form 8-K dated June 5, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.68*	—	Amendment No. 2 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and Troy A. McQuagge, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 9, 2008, (File No. 001-14953), and incorporated by reference herein.
10.69		—	Agreement for Reinsurance and Purchase and Sale of Assets by and among The Chesapeake Life Insurance Company, Mid-West National Life Insurance Company of Tennessee, The MEGA Life and Health Insurance Company, HealthMarkets, LLC and Wilton Reassurance Company, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 12, 2008, (File No. 001-14953), and incorporated by reference herein.
10.70		—	Stock Purchase Agreement by and among Wilton Reassurance Company and HealthMarkets, LLC., filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 12, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.71*	—	Transition Services Agreement by and between HealthMarkets, Inc. and William J. Gedwed, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 25, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.72*	—	Amendment No. 1 to Nonqualified Stock Option Agreement by and between HealthMarkets, Inc. and William J. Gedwed, filed as Exhibit 10.2 to the Current Report on Form 8-K dated June 25, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.73*	—	Separation, Consulting and Release Agreement, dated as of September 19, 2008, by and between HealthMarkets, Inc. and the MEGA Life and Health Insurance Company and David W. Fields, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 17, 2008, (File No. 001-14953), and incorporated by reference herein.

Exhibit
Number			Description of Exhibit

10	.74*	—	Employment Agreement dated as of September 30, 2008, by and between HealthMarkets, Inc. and Steven P. Erwin, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.75*	—	Nonqualified Stock Option Agreement, dated as of September 30, 2008, by and between HealthMarkets, Inc and Steven P. Erwin, filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 30, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.76*	—	Employment Agreement dated as of October 15, 2008, by and between HealthMarkets, Inc. and Anurag Chandra, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 15, 2008, (File No. 001-14953), and incorporated by reference herein.
10	.77*	—	Nonqualified Stock Option Agreement dated as of October 15, 2008, by and between HealthMarkets, Inc and Anurag Chandra, filed as Exhibit 10.2 to the Current Report on Form 8-K dated October 15, 2008, (File No. 001-14953), and incorporated by reference herein.
14.1		—	HealthMarkets Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Current Report on Form 8-K dated August 2, 2007, File No. 001-14953, and incorporated by reference herein.
21		—	Subsidiaries of HealthMarkets
23		—	Consent of Independent Registered Public Accounting Firm
24		—	Power of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that exhibit constitutes an Executive Compensation Plan or Arrangement