Form 10-Q
period 2009-03-31
HealthMarkets, Inc.
filed 2009-05-08
CIK 773660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 30, 2009 the registrant had 26,834,925 outstanding shares of Class A-1 Common Stock, $.01 Par Value, and 2,748,831 outstanding shares of Class A-2 Common Stock, $.01 Par Value.

HEALTHMARKETS, INC.
and Subsidiaries
First Quarter 2009 Form 10-Q

HEALTHMARKETS, INC.
and Subsidiaries

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Securities available for sale —
Fixed maturities, at fair value (cost: March 31, 2009 — $843,740; December 31, 2008 — $855,137)	$798,830	$805,026
Equity securities, at fair value (cost: March 31, 2009 — $151; December 31, 2008 — $178)	178	210
Trading securities, at fair value	14,475	11,937
Policy loans	165	177
Short-term and other investments, at fair value (cost: March 31, 2009 — $288,689; December 31, 2008 — $210,256)	288,589	210,256

Total investments	1,102,237	1,027,606
Cash and cash equivalents	—	100,339
Investment income due and accrued	8,997	9,078
Due premiums	3,134	3,847
Reinsurance receivable	7,757	7,122
Reinsurance recoverable — ceded policy liabilities	372,033	384,801
Agent and other receivables	26,093	26,142
Deferred acquisition costs	74,911	72,151
Property and equipment, net	59,094	63,198
Goodwill and other intangible assets	87,155	87,555
Recoverable federal income taxes	10,293	10,177
Assets held for sale	89,617	91,795
Other assets	35,491	32,902

	$1,876,812	$1,916,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities:
Future policy and contract benefits	$472,813	$486,174
Claims	397,656	415,748
Unearned premiums	61,245	61,491
Other policy liabilities	9,173	9,633
Accounts payable and accrued expenses	44,122	58,453
Cash overdraft	2,236	—
Other liabilities	77,921	93,472
Deferred federal income taxes	30,168	23,495
Debt	481,070	481,070
Liabilities held for sale	84,606	87,042
Net liabilities of discontinued operations	2,119	2,210

	1,663,129	1,718,788
Commitments and Contingencies (Note 6)
Stockholders’ Equity:	—	—
Preferred stock, par value $0.01 per share — authorized 10,000,000 shares, none issued
Common Stock, Class A-1, par value $0.01 per share — authorized 90,000,000 shares, 27,000,062 issued and 26,834,925 outstanding at March 31, 2009; 27,000,062 issued and 26,887,281 outstanding at December 31, 2008. Class A-2, par value $0.01 per share — authorized 20,000,000 shares, 4,026,104 issued and 2,900,452 outstanding at March 31, 2009; 4,026,104 issued and 2,741,240 outstanding at December 31, 2008	310	310
Additional paid-in capital	47,372	54,004
Accumulated other comprehensive loss	(37,266)	(41,970)
Retained earnings	235,744	227,686
Treasury stock, at cost (165,137 Class A-1 common shares and 1,125,652 Class A-2 common shares at March 31, 2009; 112,781 Class A-1 common shares and 1,284,864 Class A-2 common shares at December 31, 2008)	(32,477)	(42,105)

	213,683	197,925

	$1,876,812	$1,916,713

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUE
Health premiums	$263,139	$317,265
Life premiums and other considerations	719	18,755

	263,858	336,020
Investment income	8,977	19,557
Other income	17,051	21,928
Realized gains (losses)	(1,373)	1,377

	288,513	378,882
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	167,598	224,257
Underwriting, acquisition and insurance expenses	80,899	128,306
Other expenses	19,185	22,965
Interest expense	8,858	9,991

	276,540	385,519

Income (loss) from continuing operations before income taxes	11,973	(6,637)
Federal income tax expense (benefit)	3,986	(2,021)

Income (loss) from continuing operations	7,987	(4,616)
Income (loss) from discontinued operations, net	71	(1,677)

Net income (loss)	$8,058	$(6,293)

Basic earnings per share:
Income (loss) from continuing operations	$0.27	$(0.15)
Income (loss) from discontinued operations	—	(0.05)

Net income (loss) per share, basic	$0.27	$(0.20)

Diluted earnings per share:
Income (loss) from continuing operations	$0.27	$(0.15)
Income (loss) from discontinued operations	—	(0.05)

Net income (loss) per share, diluted	$0.27	$(0.20)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$8,058	$(6,293)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period	5,101	(4,461)
Reclassification of investment (gains) losses included in net income (loss)	(5)	505

Effect on other comprehensive income (loss) from investment securities	5,096	(3,956)

Unrealized losses on derivatives used in cash flow hedging during the period	(490)	(7,332)
Reclassification adjustments included in net income (loss)	2,632	535

Effect on other comprehensive income (loss) from hedging activities	2,142	(6,797)

Other comprehensive income (loss) before tax	7,238	(10,753)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,534	(3,775)

Other comprehensive income (loss) net of tax	4,704	(6,978)

Comprehensive income (loss)	$12,762	$(13,271)

See Notes to Consolidated Condensed Financial Statements.

HEALTHMARKETS, INC.
and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income (loss)	$8,058	$(6,293)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Income) loss from discontinued operations	(71)	1,677
Realized (gains) losses	1,373	(1,377)
Change in deferred income taxes	4,139	5,063
Depreciation and amortization	7,162	6,774
Amortization of prepaid monitoring fees	3,125	3,125
Equity based compensation expense	464	2,899
Other items, net	4,748	(4,476)
Changes in assets and liabilities:
Investment income due and accrued	81	996
Due premiums	713	372
Reinsurance receivables	(635)	8,935
Reinsurance recoverable — ceded policy liabilities	12,768	1,299
Agent and other receivables	2,249	21,317
Deferred acquisition costs	(2,760)	1,665
Prepaid monitoring fees	(12,500)	(12,500)
Current income tax recoverable	(116)	(8,015)
Policy liabilities	(28,558)	6,856
Other liabilities and accrued expenses	(19,930)	(14,552)

Cash (used in) provided by continuing operations	(19,690)	13,765
Cash (used in) provided by discontinued operations	(344)	1,322

Net cash (used in) provided by operating activities	(20,034)	15,087

Investing Activities:
Securities available for sale
Purchases	(15,478)	(20,121)
Sales	24,608	101,160
Maturities, calls and redemptions	12	—
Short-term and other investments, net	(78,384)	(91,755)
Purchases of property and equipment	(1,481)	(5,744)
Increase in agent receivables	(2,822)	(107)

Cash used in continuing operations	(73,545)	(16,567)
Cash provided by discontinued operations	2,366	2,490

Net cash used in investing activities	(71,179)	(14,077)

Financing Activities:
Decrease in investment products	(3,601)	(2,051)
Increase in cash overdraft	2,236	—
Proceeds from shares issued to agent plans and other	2,199	261
Purchases of treasury stock	(7,660)	(4,185)

Cash used in continuing operations	(6,826)	(5,975)
Cash used in discontinued operations	(2,300)	(2,800)

Net cash used in financing activities	(9,126)	(8,775)

Net change in cash and cash equivalents	(100,339)	(7,765)
Cash and cash equivalents at beginning of period	100,339	14,309

Cash and cash equivalents at end of period in continuing operations	$—	$6,544

Supplemental disclosures:
Income taxes paid	—	28
Interest paid	7,182	9,828
See Notes to Consolidated Condensed Financial Statements

HEALTHMARKETS, INC.
and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
          The accompanying consolidated condensed financial statements for HealthMarkets, Inc. (the “Company” or “HealthMarkets”) and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the consolidated condensed balance sheets, statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the periods presented. The accompanying December 31, 2008 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for annual financial statement purposes. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that HealthMarkets may undertake in the future, actual results may differ materially from the estimates. Operating results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. Certain amounts in the prior period financial statements have been reclassified to conform to the 2009 financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Concentrations
          Through the Self-Employed Agency Division (“SEA”) Division, the Company’s insurance company subsidiaries provide health insurance products in 42 states and the District of Columbia. As is the case with many of HealthMarkets’ competitors in this market, a substantial portion of the Company’s insurance company subsidiaries products are issued to members of various independent membership associations that act as the master policyholder for such products. The three principal membership associations in the self-employed market that make available to their members our health insurance products are the Alliance for Affordable Services (“AAS”), the National Association for the Self-Employed (“NASE”) and Americans for Financial Security (“AFS”). The associations provide their membership access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations, requiring the associations to continue as the master policyholder for our policies and to make our products available to their respective members, are terminable by the applicable HealthMarkets insurance company subsidiary and the associations upon not less than one year’s advance notice to the other party. A termination of our agreements with these associations would be fundamentally disruptive to our marketing efforts. We would be unable to offer products through the association master policy and, in certain states, could be required to seek approval of new policy forms and premium rates before resuming marketing efforts. While the Company believes that its insurance company subsidiaries are providing association group coverage in full compliance with applicable law, changes in the relationship with the membership associations and/or changes in the laws and regulations governing so-called “association group” insurance (particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis) could have a material adverse impact on our financial condition and results of operations. During 2009, the Company issued approximately 32% of our new policies through AAS, approximately 31% of our new policies through NASE and approximately 25% of our new policies through AFS. The shift in concentration of associations from 2008 is due to a shift in the Company’s market focus — from our CareOne and CareChoice products to a more scheduled benefit product.

          Additionally, during the three months ended March 31, 2009, the Company generated approximately 57% of its health premium revenue from the following 10 states:

Percentage
California	13%
Texas	8%
Florida	8%
Massachusetts	6%
Illinois	5%
Washington	4%
North Carolina	4%
Wisconsin	3%
Pennsylvania	3%
Maine	3%

57%
Deferred Acquisition Costs (“DAC”) — 2009 Change in Estimates
          Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with commissions paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over sixty months, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009, will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.
          Additionally, prior to January 1, 2009, certain other underwriting and policy issuance costs, which the Company determined to be more fixed than variable, were expensed as incurred. Effective January 1, 2009, HealthMarkets determined that, due to changes in both the Company’s products and underwriting procedures performed, certain of these costs have become more variable than fixed in nature. As such, the Company began deferring such costs over the expected premium paying period of the policy, which approximates five years.
          These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $5.1 million for the three months ended March 31, 2009.
Recent Accounting Pronouncements
          In April 2009, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining The Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”), which amends SFAS No. 157, Fair Value Measurements. Under SFAS No. 157, companies were to assume that fair value measurements were determined when an asset was to be exchanged in an orderly transaction between market participants to sell the asset at the measurement date under current market conditions. FSP SFAS No. 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying circumstances that indicate that a transaction is not orderly. Furthermore, it amends SFAS No. 157 to require disclosure in interim and annual periods for the inputs, if any, during the period. Additionally, FSP SFAS No. 157-4 requires an entity to disclose a change in valuation technique resulting from the application of FSP SFAS No. 157-4, and to quantify such effects. SFAS No. 157-4 will be applied on a prospective basis and is effective for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 157-4 will have on its consolidated condensed financial statements.
          In February 2008, the FASB issued FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
          In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of

Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this FSP, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. FSP SFAS No. 107-1 and APB 28-1 is applicable for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of FSP SFAS No. 107-1 and APB 28-1 will have on its consolidated condensed financial statements.
          In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP SFAS No. 115-2 and SFAS No. 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements, however, it does not amend the existing recognition and measurement guidance related to other-than-temporary impairments. Under this FSP, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. To avoid recognizing an other-than-temporary impairment, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, FSP SFAS No. 115-2 and SFAS No. 124-2 modifies the terminology used to assess the collectability of cash flows to clarify that a company should wait until an event or default or other actual shortfall of cash to conclude that some or all of the cash flows are not likely to be collected. FSP SFAS No. 115-2 and SFAS No. 124-2 will be applied on a prospective basis and is effective for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 157-4 will have on its consolidated condensed financial statements.
          On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position and results of operations. The expanded disclosures regarding derivative instruments and hedging activities are included in Note 4 of Notes to Consolidated Condensed Financial Statements.
          In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS No. 160”) was issued. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position and results of operations.
2. DISPOSITIONS
          Exit from Life Insurance Division Business
          On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The MEGA Life and Health Insurance Company (“MEGA”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The Chesapeake Life Insurance Company (“Chesapeake”). (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements (the “Coinsurance Agreements”) entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).

          Student Loans
          In connection with the execution of the Master Agreement, HealthMarkets, LLC entered into a definitive Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) pursuant to which Wilton agreed to purchase the Company’s student loan funding vehicles, CFLD, Inc. and UICI Funding Corp. 2 (“UFC2”), and the related student association. The closing of the transactions contemplated by the Stock Purchase Agreement has not occurred due to certain closing conditions that have not yet been satisfied. Either party may terminate the Stock Purchase Agreement if the closing has not occurred by May 31, 2009. The Company has presented the assets and liabilities of CFLD-I, Inc. and UFC2 as held for sale on the Company’s consolidated condensed balance sheet for all periods presented. Additionally, the Company has included the results of operations of CFLD-I, Inc. and UFC2 in discontinued operations on the Company’s consolidated condensed statement of income for all periods presented.
          In accordance with the terms of the Coinsured Policies, Wilton will fund student loans; provided, however, that Wilton will not be required to fund any student loan that would cause the aggregate par value of all such loans funded by Wilton, following the Coinsurance Effective Date, to exceed $10.0 million.
          The assets and liabilities of the business reported as “Assets held for sale” on the consolidated condensed balance sheets consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Assets
Restricted cash	$7,828	$7,881
Student loans	88,149	90,532
Provision for loan losses	(11,468)	(11,695)
Investment income due and accrued	4,082	4,226
Other assets and receivables	1,026	851

Total assets held for sale	$89,617	$91,795

Liabilities
Accounts payable and accrued expenses	$291	$237
Student loan credit facility	83,750	86,050
Other Liabilities	565	755

Total liabilities held for sale	$84,606	$87,042

          Set forth below is a summary of the Student loans included in “Assets held for sale” at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In thousands)
Student loans — guaranteed by private insurers (1)	$67,250	$68,630
Student loans — non-guaranteed	20,899	21,902
Allowance for losses	(11,468)	(11,695)

Total student loans	$76,681	$78,837

(1)	The majority of the student loans are guaranteed 100% as to principal and accrued interest by The Education Resources Institute, Inc. (“TERI”). On April 7, 2008, TERI filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 16 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Of the net $76.7 million and $78.8 million carrying amount of student loans at March 31, 2009 and December 31, 2008, $74.5 million and $76.5 million, respectively, were pledged to secure payment of secured student loan indebtedness.

          The results of discontinued operations were as follows:

	Three Months Ended
	March 31,
	2009	2008

Revenue from discontinued operations
Student loan business	$1,529	$2,539
Other discontinued operations	56	49

	1,585	2,588

Expenses from discontinued operations
Student loan business	1,472	5,166
Other discontinued operations	4	2

	1,476	5,168

Income (loss) from discontinued operations before income taxes	109	(2,580)
Income tax benefits (expenses)	(38)	903

Income (loss) from discontinued operations (net of income taxes)	$71	$(1,677)

3. INVESTMENTS
          A. Other Than Temporary Impairment
          Investments are reviewed at least quarterly, using both quantitative and qualitative factors, to determine if they have experienced an impairment of value that is considered other-than-temporary. In its review, management considers the following indicators of impairment: fair value significantly below cost; decline in fair value attributable to specific adverse conditions affecting a particular investment; decline in fair value attributable to specific conditions, such as conditions in an industry or in a geographic area; decline in fair value for an extended period of time; downgrades by rating agencies from investment grade to non-investment grade; financial condition deterioration of the issuer and situations where dividends have been reduced or eliminated or scheduled interest payments have not been made. If investments are determined to be other-than-temporarily impaired, a realized loss is recognized at the date of determination.
          The Company recorded a realized loss from one other-than-temporary impairment of $1.4 million for the three months ended March 31, 2009. The other-than-temporary impairment charge recognized during the three months ended March 31, 2009 resulted from one collateralized debt obligation securitie, which is classified as “Corporate debt and other” in the fair value table below. This impairment, which the Company deemed was an other-than-temporary reduction was due to a decline in the fair values of the investment below the Company’s cost basis, resulting partially from increased regulatory capital pressure and asset deterioration in domestic regional banks as well as a significant ratings downgrade during the quarter from AA to B.
          B. Fair Value Measurement
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
As of March 31, 2009, all of the Company’s investments classified within Level 2 and Level 3 of the fair value hierarchy are valued based on quotes or prices obtained from independent third parties, except for $96.0 million of “Corporate debt and other” classified as Level 2, $1.2 million of “Corporate debt and other” classified as Level 3 and $1.5 million of “Mortgage and asset-backed” investments classified as Level 3. The $96.0 million of “Corporate debt and other” investments classified as Level 2 noted above includes $85.6 million of an investment grade corporate bond issued by UnitedHealth Group that was received as consideration for the sale of the Company’s former Student Insurance Division in December 2006.
Fair Value Hierarchy on a Recurring Basis
          Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Assets at Fair Value as of March 31, 2009

In thousands	Level 1	Level 2	Level 3	Total
U.S. and U.S. Government agencies	$5,180	$40,082	$—	$45,262
Corporate debt and other	—	376,689	1,780	378,469
Mortgage and asset-backed	—	200,940	1,800	202,740
Municipals	—	164,981	7,378	172,359
Corporate equities	27	—	—	27
Trading securities	—	—	14,475	14,475
Put options (1)	—	—	525	525
Short-term and other investments (2)	263,910	4,895	251	269,056

	$269,117	$787,587	$26,209	$1,082,913

(1)	Included in “Other assets” on the consolidated condensed balance sheet.

(2)	Amount excludes $19.5 million of short term other investments which are not subject to fair value measurement.
Liabilities at Fair Value as of March 31, 2009

In thousands	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$13,893	$—	$13,893
Agent and employee plans	—	—	11,459	11,459

	$—	$13,893	$11,459	$25,352

Changes in Level 3 Assets and Liabilities
          The table below summarize the change in balance sheet carrying values associated with Level 3 financial instruments and agent and employee stock plans for the three months ended March 31, 2009.
Changes in Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2009

			Purchases,
		Unrealized	Sales,		Transfer in/
	Beginning	Gains or	Payments and	Realized	(out) of	Ending
	Balance	(Losses)	Issuances, Net	Losses(1)	Level 3, Net	Balance
	In Thousands
Assets
Corporate debt and other	$2,585	$590	$—	$(1,395)	$—	$1,780
Mortgage and asset-backed	1,746	134	(80)	—	—	1,800
Municipals	6,539	839	—	—	—	7,378
Trading securities	11,937	2,638	(100)	—	—	14,475
Put options	3,163	(2,638)	—	—	—	525
Other invested assets	476	(100)	(125)	—	—	251

Liabilities
Agent and employee stock plans	$18,158	$—	$(6,699)	$—	$—	$11,459

(1)	Realized losses for the period are included in “Realized gains (losses)” on the Company’s consolidated condensed statement of income (loss).
Fair Value Option
          SFAS No. 159 provides a fair value option election that permits an entity to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company adopted SFAS No. 159 in the fourth quarter of 2008 for certain put options that were acquired during 2008. Such put options are recorded in “Other assets” on the consolidated condensed balance sheet.
4. DEBT
          On April 5, 2006, the HealthMarkets, LLC entered into a credit agreement, providing for a $500.0 million term loan facility and a $75.0 million revolving credit facility, which includes a $35.0 million letter of credit sub-facility. The full amount of the term loan was drawn at closing. At March 31, 2009, the Company had an aggregate of $362.5 million of indebtedness outstanding under the term loan facility, which indebtedness bore interest at the London inter-bank offered rate (“LIBOR”) plus a borrowing margin of 1.00%. The Company has not drawn on the $75.0 million revolving credit facility.
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
          The following table sets forth detail of the Company’s debt and interest expense (dollars in thousands):

		Interest Expense
	Principal Amount	Three Months	Three Months
	at	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2008
2006 credit agreement:
Term loan	$362,500	$4,960	$5,424
$75 Million revolver (non-use fee)	—	28	37
Trust preferred securities:
UICI Capital Trust I	15,470	201	292
HealthMarkets Capital Trust I	51,550	636	1,004
HealthMarkets Capital Trust II	51,550	1,078	1,090
Interest on deferred tax gain	—	778	1,042
Amortization of financing fees	—	1,177	1,103

Total	$481,070	$8,858	$9,992

          Derivatives
          HealthMarkets uses derivative instruments, specifically interest rate swaps, as part of its risk management activities to protect against the risk of changes in prevailing interest rates adversely affecting future cash flows associated with certain debt. The Company accounts for such interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These swap agreements are designed as hedging instrument and the Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company uses regression analysis to assess the hedge effectiveness in achieving the offsetting cash flows attributable to the risk being hedged. In addition, the Company utilizes the hypothetical derivative methodology for the measurement of ineffectiveness. Derivative gains and losses not effective in hedging the expected cash flows will be recognized immediately in earnings. The fair values of the interest rate swaps are contained in Note 3 of Notes to Consolidated Condensed Financial Statements. In assessing the fair value, the Company takes into consideration the current interest rates and the current creditworthiness of the counterparties, as well as the current creditworthiness of the Company, as applicable.

          At March 31, 2009, the Company owned three interest rate swap agreements with an aggregate notional amount of $300.0 million. The terms of the swaps are 3, 4 and 5 years beginning on April 11, 2006. The 3 year swap matured on April 11, 2009.
          The Company employs control procedures to validate the reasonableness of valuation estimates obtained from a third party. The table below represents the fair values of the Company’s derivative assets and liabilities as of March 31, 2009 and December 31, 2008:

	Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2009	2008		2009	2008
	(In thousands)
	Balance			Balance
	Sheet			Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps		$—	$—	Other liabilities	$13,893	$13,538

Total derivatives		$—	$—		$13,893	$13,538

          The table below represents the effect of derivative instruments in hedging relationships under SFAS No. 133 on the Company’s consolidated condensed statements of income (loss) for the three months ended March 31, 2009 and 2008:

Location of (Gain)
Loss Recognized in
				Amount of Interest		Income on	Amount of (Gain) Loss
				Expense (Income)		Derivative	Recognized in Income on
	Amount of Gain (Loss)		Location of Gain	Reclassified from		(Ineffective	Derivative
	Recognized in OCI on		(Loss) from	Accumulated OCI into		Portion and Amount	(Ineffective Portion and
	Derivative		Accumulated OCI	Income (Expense)		Excluded from	Amount Excluded from
	(Effective Portion)		into Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008
(In thousands)
Interest rate swaps	$(490)	$(7,332)	Interest expense	$2,416	$(348)	Investment income	$216	$(187)

          HealthMarkets does not expect the ineffectiveness related to its hedging activity to be material to the Company’s financial results in the future. There were no components of the derivative instruments that were excluded from the assessment of hedge effectiveness.
          At March 31, 2009, accumulated other comprehensive income included a deferred after-tax net loss of $8.0 million related to the interest rate swaps of which $951,000 ($618,000 net of tax) is the remaining amount of loss associated with the previous terminated hedging relationship. This amount is expected to be reclassified into earnings in conjunction with the interest payments on the variable rate debt through April 2011, of which $560,000 is expected to be reclassified into earnings within the next twelve months.

5. NET INCOME (LOSS) PER SHARE
          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share
	amounts)
Income (loss) from continuing operations	$7,987	$(4,616)
Income (loss) from discontinued operations	71	(1,677)

Net income (loss) available to common shareholders	$8,058	$(6,293)

Weighted average shares outstanding, basic	29,765	30,796
Dilutive effect of stock options and other shares	597	—

Weighted average shares outstanding, dilutive	30,362	30,796

Basic earnings (losses) per share:
From continuing operations	$0.27	$(0.15)
From discontinued operations	—	(0.05)

Net income (loss) per share, basic	$0.27	$(0.20)

Diluted earnings (losses) per share:
From continuing operations	$0.27	$(0.15)
From discontinued operations	—	(0.05)

Net income (loss) per share, dilutive	$0.27	$(0.20)

6. COMMITMENTS AND CONTINGENCIES
          The Company is a party to various material legal proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption "Item 3. Legal Proceedings.” Except as discussed below, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
Litigation Matters
          As previously disclosed, HealthMarkets is a party to three separate collective actions filed under the Federal Fair Labor Standards Act (“FLSA”) (Sherrie Blair et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:04-CV-333-Y; Norm Campbell et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-334-Y; and Joseph Hopkins et al., v. Cornerstone America et al., filed on May 26, 2005 in the United States District Court for the Northern District of Texas, Fort Worth Division, Civil Action No. 4:05-CV-332-Y). On December 9, 2005, the Court consolidated all of the actions and made the Hopkins suit the lead case. In each of the cases, plaintiffs, for themselves and on behalf of others similarly situated, seek to recover unpaid overtime wages alleged to be due under section 16(b) of the FLSA. The complaints allege that the named plaintiffs (consisting of former district sales leaders and regional sales leaders in the Cornerstone America independent agent hierarchy) were employees within the meaning of the FLSA and are therefore entitled, among other relief, to recover unpaid overtime wages under the terms of the FLSA. The parties filed motions for summary judgment on August 1, 2006. On March 30, 2007, the Court denied HealthMarkets and Mid-West’s motion and granted the plaintiffs’ motion. On August 2, 2007, the District Court granted HealthMarkets and Mid-West’s motion for interlocutory appeal but denied requests to stay the litigation. In September 2007, the United States Fifth Circuit Court of Appeals granted HealthMarkets’ and Mid-West’s petition to hear the interlocutory appeal and, in October 2008, affirmed the trial court’s ruling in favor of plaintiffs on the issue of their status as employees under the FLSA and remanded the case to the trial court for further proceedings. On March 23, 2009, the United States Supreme Court denied HealthMarkets’ and Mid-West’s petition for writ of certiorari. A court-approved notice to prospective participants in the collective action was mailed in April 2008, providing prospective participants with the ability to file “opt-in” elections. At the present time, there are approximately 51 participants in this action. Discovery in this matter is ongoing. The Company is in the process of evaluating the impact that these matters may have on its relationships with agents. At present, it is unclear what effect these matters may have on the Company’s consolidated financial condition and results of operations.
          Mid-West was named as a defendant in an action filed on January 9, 2009 (Matthew Austen v. Mid-West National Life Insurance Company of Tennessee; Elizabeth Solomon) in the Superior Court of Orange County, California, Case No. 30-2009 00117080. Plaintiff alleges bad faith, breach of contract, negligent misrepresentation, and intentional misrepresentation and seeks unspecified economic, punitive, exemplary, and mental damages, costs, interest, and attorneys’ fees. On February 27, 2009, Mid-West filed its demurrer to the Complaint on the grounds that the plaintiff failed to allege facts sufficient to support the causes of action alleged and filed a motion to strike portions of the Complaint on the grounds that emotional distress damages are not recoverable under the causes alleged. These motions are currently pending before the Court.
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
          Given the expense and inherent risks and uncertainties of litigation, we regularly evaluate litigation matters pending against us, including those described in Note 16 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any such settlement could be substantial and, in certain cases, could result in an earnings charge in any particular quarter in which we enter into a settlement agreement. Although we have recorded litigation reserves which represent our best estimate on probable losses, both known and incurred but not reported, our recorded reserves might prove to be inadequate to cover an adverse result or settlement for extraordinary matters. Therefore, costs associated with the various litigation matters to which we are subject and any earnings charge recorded in connection with a settlement agreement could have a material adverse effect on our consolidated results of operations in a period, depending on the results of our operations for the particular period.
Regulatory Matters
          The Company’s insurance subsidiaries are subject to various pending market conduct or other regulatory examinations, inquiries or proceedings arising in the ordinary course of business. As previously disclosed, these matters include the multi-state market conduct examination of HealthMarkets’ principal insurance subsidiaries for the examination period January 1, 2000 through December 31, 2005 and the targeted market conduct examination conducted by the Rhode Island Office of the Health Insurance Commissioner regarding MEGA’s small employer market practices during 2005. Reference is made to the discussion of these and other matters contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Item 3 — Legal Proceedings” and in Note 16 of Notes to the Company’s Consolidated Financial Statements included in such report. State insurance regulatory agencies have authority to levy significant fines and penalties and require remedial action resulting from findings made during the course of such matters. Market conduct or other regulatory examinations, inquiries or proceedings could result in, among other things, changes in business practices that require the Company to incur substantial costs. Such results, individually or in combination, could injure our reputation, cause negative publicity, adversely affect our debt and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products or impair our ability to sell insurance policies or retain customers, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations in a period, depending on the results of operations for the particular period. Determination by regulatory authorities that we have engaged in improper conduct could also adversely affect our defense of various lawsuits.
7. SEGMENT INFORMATION
          The Company operates three business segments, the Insurance segment, Corporate and Disposed Operations. The Insurance segment includes the Company’s SEA Division, Medicare and Other Insurance. Corporate includes investment income not allocated to the Insurance segment, realized gains or losses, interest expense on corporate debt, general expenses relating to corporate operations, variable non-cash stock-based compensation and operations that do not constitute reportable operating segments. Disposed Operations includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.
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

          Revenues from continuing operations and income (loss) from continuing operations before income taxes for each of the three months ended March 31, 2009 and 2008 are set forth in the table below:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:
Insurance:
Self-Employed Agency Division	$284,835	$322,889
Medicare Division	14	16,102
Other Insurance Division	3,707	7,692

Total Insurance	288,556	346,683
Corporate	(37)	8,159
Intersegment Eliminations	(36)	(47)

Total revenues excluding disposed operations	288,483	354,795
Disposed Operations	30	24,087

Total revenues from continuing operations	$288,513	$378,882

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Income (loss) from continuing operations before income taxes:
Insurance:
Self-Employed Agency Division	$33,289	$12,295
Medicare Division	(3,350)	(4,977)
Other Insurance Division	696	1,072

Total Insurance	30,635	8,390
Corporate	(17,615)	(12,716)
Total operating income (loss) excluding disposed operations	13,020	(4,326)

Disposed Operations	(1,047)	(2,311)

Total income (loss) from continuing operations before income taxes	$11,973	$(6,637)

          Assets by operating segment at March 31, 2009 and December 31, 2008 are set forth in the table below:

	March 31,	December 31,
	2009	2008
	(In thousands)
Assets:
Insurance:
Self-Employed Agency Division	$822,332	$822,966
Medicare Division	10,400	18,328
Other Insurance Division	14,227	20,985

Total Insurance	846,959	862,279
Corporate	563,956	575,822

Total assets excluding assets of Disposed Operations and assets held for sale	1,410,915	1,438,101

Disposed Operations	376,280	386,817
Assets held for sale	89,617	91,795

Total assets	$1,876,812	$1,916,713

          The assets of Disposed Operations primarily represent a reinsurance recoverable associated with the Coinsurance Agreements entered into with Wilton. See Note 2 of Notes to Consolidated Condensed Financial Statements.
8. AGENT AND EMPLOYEE STOCK PLANS
Agent Stock Accumulation Plans
          The Company sponsors a series of stock accumulation plans (the “Agent Plans”) established for the benefit of the independent contractor insurance agents and independent contractor sales representatives associated with the Company. With respect to references to our sales agents as independent contractors, see discussion of Federal Fair Labor Standards Act agent litigation in Note 6 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption “Item 3. Legal Proceedings.”

          The following table sets forth the total compensation expense, recorded in “underwriting, acquisition and insurance expenses,” and tax benefit associated with the Company’s Agent Plans for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
SEA and Medicare Division stock-based compensation expense	$1,889	$1,320
Corporate variable non-cash stock-based compensation expense	(1,102)	290

Total Agent Plan compensation expense	787	1,610
Related tax benefit	275	564

Net expense included in financial results	$512	$1,046

          At December 31, 2008, the Company had recorded 1,166,663 unvested matching credits associated with the Agent Plans, of which 362,711 vested in January 2009. Upon vesting, the Company decreased additional paid-in capital by $5.8 million, decreased treasury shares by $12.7 million and decreased other liabilities by $6.9 million. At March 31, 2009, the Company had recorded 899,954 unvested matching credits. Agent Plan transactions are not reflected in the consolidated condensed statement of cash flows since issuance of equity securities to settle the Company’s liabilities under the Agent Plans are non-cash transactions.
Employee Stock Option Plans
          During the three months ended March 31, 2009, options to purchase a total of 343,500 shares of Class A-1 common stock were granted under the 2006 Management Option Plan at an exercise price of $19.00, which represented the fair value of Class A-1 common stock as determined by the Board of Directors on the date of grant of such options.
9. TRANSACTIONS WITH RELATED PARTIES
          As of March 31, 2009, affiliates of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners (the “Private Equity Investors”) held 55.4%, 22.7%, and 11.4%, respectively, of the Company’s outstanding equity securities. Certain members of the Board of Directors of the Company are affiliated with the Private Equity Investors.
          Each of the Private Equity Investors provides to the Company ongoing monitoring, advisory and consulting services, for which the Company pays each of The Blackstone Group, Goldman Sachs Capital Partners and DLJ Merchant Banking Partners an annual monitoring fee in an amount equal to $7.7 million, $3.2 million and $1.6 million, respectively. Aggregate annual monitoring fees in the amount of $12.5 million for 2009 were paid in full to the Private Equity Investors in January 2009. The Company has expensed $3.1 million through March 31, 2009.
          On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by Mid-West National Life Insurance Company of Tennessee in Goldman Sachs Real Estate Partners, L.P., a commercial real estate fund managed by an affiliate of Goldman Sachs Capital Partners. The Company has committed such investment to be funded over a series of capital calls. During the first quarter of 2009, the amount of the Company’s original commitment was reduced by $2.0 million, to $8.0 million. The Company did not fund any capital calls in the three months ended March 31, 2009. As of March 31, 2009, the Company has made contributions totaling $3.3 million, and has a remaining commitment to Goldman Sachs Real Estate Partners, L.P. of $4.7 million. On April 2, 2009, the Company funded a capital call for $600,000.
          On April 20, 2007, the Company’s Board of Directors approved a $10.0 million investment by The MEGA Life and Health Insurance Company in Blackstone Strategic Alliance Fund L.P., a hedge fund of funds managed by an affiliate of The Blackstone Group. The Company has committed such investment to be funded over a series of capital calls. During the three months ended March 31, 2009, the Company funded a $1.4 million capital call to such investment. As of March 31, 2009, the Company has made contributions totaling $5.8 million, and has a remaining commitment to Blackstone Strategic Alliance Fund L.P. of $4.2 million.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements
          In this report, unless the context otherwise requires, the terms “Company,” “HealthMarkets,” “we,” “us,” or “our” refer to HealthMarkets, Inc. and its subsidiaries. This report and other documents or oral presentations prepared or delivered by and on behalf of the Company contain or may contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements based upon management’s expectations at the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, when used in written documents or oral presentations, the terms “anticipate,” “believe,” “estimate,” “expect,” “may,” “objective,” “plan,” “possible,” “potential,” “project,” “will” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could impact the Company’s business and financial prospects include, but are not limited to, those discussed under the caption “Item 1 Business,” “Item 1A. Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission or in other publicly disseminated written documents.
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
          We market these products to the self-employed and individual markets through independent agents contracted with our insurance subsidiaries. The Company has approximately 1,300 independent writing agents per week in the field selling health insurance in 42 states and the District of Columbia.
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
          Our Other Insurance Division consists of ZON Re-USA, LLC (“ZON Re”), an 82.5%-owned subsidiary, which underwrites, administers and issues accidental death, accidental death and dismemberment (“AD&D”), accident medical, and accident disability insurance products, both on a primary and on a reinsurance basis. We distribute these products through professional reinsurance intermediaries and a network of independent commercial insurance agents, brokers and third party administrators. We expect to exit this line of business in 2009, with the existing business managed to final termination of substantially all liabilities.
Exit from Life Insurance Division Business
          On September 30, 2008 (the “Closing Date”), HealthMarkets, LLC completed the transactions contemplated by the Agreement for Reinsurance and Purchase and Sale of Assets dated June 12, 2008 (the “Master Agreement”). Pursuant to the Master Agreement, Wilton Reassurance Company or its affiliates (“Wilton”) acquired substantially all of the business of the Company’s Life Insurance Division, which operated through The Chesapeake Life Insurance Company (“Chesapeake”), Mid-West National Life Insurance Company of Tennessee (“Mid-West”) and The MEGA Life and Health

Insurance Company (“MEGA”) (collectively the “Ceding Companies”), and all of the Company’s 79% equity interest in each of U.S. Managers Life Insurance Company, Ltd. and Financial Services Reinsurance, Ltd. As part of the transaction, under the terms of the Coinsurance Agreements entered into with each of the Ceding Companies on the Closing Date, Wilton has agreed, effective July 1, 2008 (the “Coinsurance Effective Date”), to reinsure on a 100% coinsurance basis substantially all of the insurance policies associated with the Company’s Life Insurance Division (the “Coinsured Policies”).
Results of Operations
          The table below sets forth certain summary information about the Company’s operating results for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
REVENUE
Health premiums	$263,139	$317,265	(17)%
Life premiums and other considerations	719	18,755	(96)%

	263,858	336,020	(21)%
Investment income	8,977	19,557	(54)%
Other income	17,051	21,928	(22)%
Realized gains (losses)	(1,373)	1,377	NM

Total revenue	288,513	378,882	(24)%
BENEFITS AND EXPENSES
Benefits, claims, and settlement expenses	167,598	224,257	(25)%
Underwriting, acquisition and insurance expenses	80,899	128,306	(37)%
Other expenses	19,185	22,965	(16)%
Interest expense	8,858	9,991	(11)%

Total benefits and expenses	276,540	385,519	(28)%

Income (loss) from continuing operations before income taxes	11,973	(6,637)	NM
Federal income taxes expense (benefit)	3,986	(2,021)	NM

Income (loss) from continuing operations	7,987	(4,616)	NM
Income (loss) from discontinued operations (net of income taxes)	71	(1,677)	NM

Net income (loss)	$8,058	$(6,293)	NM

NM:	not meaningful
Business Segments
          The following is a comparative discussion of results of operations for the Company’s business segments and divisions — the Insurance segment, Corporate and Disposed Operations, which consists of the Life Insurance Division, the Student Insurance Division and Star HRG Division.
          Revenue and income (loss) from continuing operations before federal income taxes (“operating income”) for each of the Company’s business segments and divisions were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:
Insurance:
Self-Employed Agency Division	$284,835	$322,889
Medicare Division	14	16,102
Other Insurance Division	3,707	7,692

Total Insurance	288,556	346,683
Corporate	(37)	8,159
Intersegment Eliminations	(36)	(47)

Total revenues excluding disposed operations	288,483	354,795
Disposed Operations	30	24,087

Total revenues from continuing operations	$288,513	$378,882

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Income (loss) from continuing operations before income taxes:
Insurance:
Self-Employed Agency Division	$33,289	$12,295
Medicare Division	(3,350)	(4,977)
Other Insurance Division	696	1,072

Total Insurance	30,635	8,390
Corporate	(17,615)	(12,716)

Total operating income (loss) excluding disposed operations	13,020	(4,326)

Disposed Operations	(1,047)	(2,311)

Total income (loss) from continuing operations before income taxes	$11,973	$(6,637)

Insurance
          Set forth below is certain summary financial and operating data for the Company’s Insurance segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenue	$263,858	$317,435	(17)%
Investment income	7,043	7,733	(9)%
Other income	17,655	21,515	(18)%

Total revenues	288,556	346,683	(17)%
Expenses:
Benefit expenses	166,675	207,181	(20)%
Underwriting, acquisition and insurance expenses	81,884	118,768	(31)%
Other expenses	9,362	12,344	(24)%

Total expenses	257,921	338,293	(24)%

Operating income	$30,635	$8,390	NM

Other operating data:
Loss ratio	63.2%	65.3%
Expense ratio	31.0%	37.4%

Combined ratio	94.2%	102.7%
          The Insurance segment includes the Company’s SEA Division, the Medicare Division and Other Insurance Division. Management reviews results of operations for the Insurance segment by reviewing each of the above mentioned divisions.

Self- Employed Agency Division
          Set forth below is certain summary financial and operating data for the Company’s Self-Employed Agency Division for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenue	$260,839	$294,204	(11)%
Investment income	6,557	7,235	(9)%
Other income	17,439	21,450	(19)%

Total revenues	284,835	322,889	(12)%
Expenses:
Benefit expenses	162,325	189,116	(14)%
Underwriting, acquisition and insurance expenses	79,859	109,134	(27)%
Other expenses	9,362	12,344	(24)%

Total expenses	251,546	310,594	(19)%

Operating income	$33,289	$12,295	171%

Other operating data:
Loss ratio	62.2%	64.3%
Expense ratio	30.6%	37.1%

Combined ratio	92.8%	101.4%
Average number of writing agents in period	1,257	1,579
Submitted annualized volume	$117,588	$129,182
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
     Three Months Ended March 31, 2009 versus March 31, 2008
          The SEA Division reported earned premium revenue of $260.8 million for 2009 as compared with $294.2 million for 2008, a decrease of $33.4 million or 11%. The decrease is primarily due to a decrease of approximately 54,000 policies in force from 313,000 at March 31, 2008 to 259,000 policies at March 31, 2009. SEA Division submitted annualized premium volume (i.e., the aggregate annualized premium amount associated with health insurance applications submitted by the Company’s agents for underwriting by the Company) decreased to $117.6 million in the three months ended March 31, 2009 from $129.2 million, in the corresponding 2008 period.
          The SEA Division reported operating income in the three month period ended March 31, 2009 of $33.3 million compared to operating income of $12.3 million in the corresponding period of 2008. Operating income in the SEA Division as a percentage of earned premium revenue (i.e., operating margin) in the three month period ended March 31, 2009 was 12.8% compared to the operating margin of 4.2% in the corresponding 2008 period. The increase in operating margin during the current year period is generally attributable to a decrease in underwriting, acquisition and insurance expenses and a decrease in other expenses.
          Underwriting, acquisition and insurance expenses decreased by $29.3 million, or 26.8% to $79.9 million during 2009 from $109.1 million in the corresponding period of 2008. This decrease reflects the variable nature of commission expenses and premium taxes included in these amounts which generally vary in proportion to earned premium revenue, as well as the Company’s determination to defer certain underwriting and policy issuance costs in 2009. Additionally, the Company initiated certain cost reduction programs beginning in the fourth quarter of 2008.
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

Medicare Division
          Set forth below is certain summary financial and operating data for the Company’s Medicare Division for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Revenues:
Earned premium revenue	$(13)	$16,046
Investment income and other income	27	56

Total revenues	14	16,102
Expenses:
Benefit expenses	3,288	14,091
Underwriting, acquisition and insurance expenses	76	6,988

Total expenses	3,364	21,079

Operating loss	$(3,350)	$(4,977)

Other operating data:

Loss ratio	NA	87.8%
Expense ratio	NA	43.6%

Combined ratio	NA	131.4%
     Loss ratio. The loss ratio represents total benefit expenses as a percentage of earned premium revenue.
     Expense ratio. The expense ratio represents underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.
          In 2007, we initiated efforts to expand into the Medicare market. In the fourth quarter of 2007, we began offering a new portfolio of Medicare Advantage PFFS — called HMCA Plans — in selected markets in 29 states with calendar year coverage effective for January 1, 2008. In July 2008, the Company decided that it would not participate in the Medicare Advantage marketplace beyond the current year. As such, the results of operations for the three months ended March 31, 2009 are not comparable to the results of operations for the three months ended March 31, 2008.
     Three Months Ended March 31, 2009
          During the three months ended March 31, 2009, the Company continued to fulfill its remaining obligations under the 2008 calendar year Medicare contracts. During the first quarter of 2009, the Company experienced a higher than expected claim volume, as well as the submission of several large claims. As a result, the Company has increased the overall projected lifetime loss ratio from 83.3% as of December 31, 2008 to 85.7%. This resulted in a benefit expense of $3.3 million for the first quarter of 2009. The Company has a remaining claims liability of $10.3 million at March 31, 2009.
Other Insurance Division
          Set forth below is certain summary financial and operating data for the Company’s Other Insurance Division for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Revenues:
Earned premium revenue	$3,032	$7,185	(58)%
Investment income	459	442	4%
Other income	216	65	NM

Total revenues	3,707	7,692	(52)%
Expenses:
Benefit expenses	1,062	3,974	(73)%
Underwriting, acquisition and insurance expenses	1,949	2,646	(26)%

Total expenses	3,011	6,620	(55)%

Operating income	$696	$1,072	(35)%

Other operating data:
Loss ratio	35.0%	55.3%
Expense ratio	64.3%	36.8%

Combined ratio	99.3%	92.1%
NM: not meaningful
Loss Ratio. The loss ratio is defined as benefits expense as a percentage of earned premium revenue.
Expense Ratio. The expense ratio is defined as underwriting, acquisition and insurance expenses as a percentage of earned premium revenue.

          Our Other Insurance Division consists of ZON Re, an 82.5%-owned subsidiary. We expect to exit this line of business in 2009, with the existing business managed to final termination of substantially all liabilities.
     Three Months Ended March 31, 2009 versus March 31, 2008
          For the three months ended March 31, 2009, operating income was $696,000 on revenue of $3.7 million, compared to $1.1 million of operating income on revenue of $7.7 million, for the corresponding period in 2008. The decrease in operating income of $376,000, or 35%, and the decrease in revenue of $4.0 million, or 52%, for the first quarter of 2009 reflects the Company’s intent to exit this line of business during 2009.
          Benefit expenses were $1.1 million during the three months ended March 31, 2009, compared to $4.0 million in the corresponding period in 2008, a decrease of $2.9 million, or 73%. Underwriting, acquisition and insurance expenses were $1.9 million during the three months ended March 31, 2009 compared $2.6 million in the corresponding period in 2008, a decrease of $697,000 or 26%. The decrease in expenses the first quarter of 2009 reflects the Company’s intent to exit this line of business during 2009.
     Corporate
          Corporate includes investment income not otherwise allocated to the Insurance segment, realized gains and losses on sale of investments, interest expense on corporate debt, variable stock-based compensation and general expenses relating to corporate operations.
     Set forth below is a summary of the components of operating income (loss) at the Company’s Corporate segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)
	(Dollars in thousands)
Investment income on equity	$1,337	$6,733	(80)%
Realized gain (loss) on investments	(1,373)	1,426	NM
Interest expense	(8,857)	(9,992)	(11)%
Variable stock-based compensation benefit (expense)	1,102	(290)	NM
General corporate expenses and other	(9,824)	(10,593)	(7)%

Operating loss	$(17,615)	$(12,716)	39%

     NM: not meaningful
     Three Months Ended March 31, 2009 versus March 31, 2008
          The Corporate segment reported an operating loss in the three month period ended March 31, 2009 of $17.6 million, compared to operating loss of $12.7 million, in the corresponding 2008 period.
          Operating results for the three months ended March 31, 2009 compared to the corresponding prior period reflects the following; a decrease in investment income on equity due to a smaller portfolio of invested assets in the 2009 period compared to the 2008 period; an decrease in the variable stock compensation benefit (expense) mainly due to the decrease in share price from 2008 to 2009 and a reduction in the number of unvested matching credits; and a decrease in general corporate expenses due to a decrease in severance costs from 2008.
Disposed Operations
          Our Disposed Operations segment includes the former Life Insurance Division, former Star HRG Division and former Student Insurance Division.
          On September 30, 2008, the Company exited the Life Insurance Division business through a reinsurance transaction effective July 1, 2008. On July 11, 2006 and December 1, 2006, the Company completed the sales of the assets formerly comprising its Star HRG and Student Insurance Divisions, respectively. See Note 2 of Notes to Consolidated Condensed Financial Statements.

          The table below sets forth income (loss) from continuing operations for our Disposed Operations three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Income (loss) from Disposed Operations before federal income taxes:
Life Insurance Division	$(1,224)	$(2,120)
Student Insurance Division	42	(140)
Star HRG Insurance Division	135	(51)

Total Disposed Operations	$(1,047)	$(2,311)

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
          The Company has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. The following table sets forth additional information with respect to the Company’s debt:

			March 31,	December 31,
	Maturity Date	Interest Rate	2009	2008

2006 credit agreement:
Term loan	2012	5.75%	$362,500	$362,500
$75 million revolver			—	—
Trust preferred securities:
UICI Capital Trust I	2034	5.65%	15,470	15,470
HealthMarkets Capital Trust I	2036	5.05%	51,550	51,550
HealthMarkets Capital Trust II	2036	8.37%	51,550	51,550

Total			$481,070	$481,070

          In connection with the Merger, the Company borrowed $500.0 million under a term loan credit facility and issued $100.0 million of Floating Rate Junior Subordinated Notes during 2006.
          We regularly monitor our liquidity position, including cash levels, credit line, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory requirements. We maintain a line of credit in excess of anticipated liquidity requirements. As of March 31, 2009, HealthMarkets had a $75 million unused line of credit, of which $47.8 million was available to the Company. The unavailable balance of $27.2 million relates to letters of credit outstanding with the Company’s insurance operations.
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
          Domestic insurance companies require prior approval by insurance regulatory authorities for the payment of dividends that exceed certain limitations based on statutory surplus and net income. During 2009, the Company’s domestic insurance companies are eligible to pay, without prior approval of the regulatory authorities, aggregate dividends in the ordinary course of business to HealthMarkets, LLC of approximately $69.9 million. However, as it has done in the past, the Company will continue to assess the results of operations of the regulated domestic insurance companies to determine the prudent dividend capability of the subsidiaries, consistent with HealthMarkets’ practice of maintaining risk-based capital ratios at each of the Company’s domestic insurance subsidiaries in excess of minimum requirements.

Contractual Obligations and Off Balance Sheet Arrangements
          A summary of HealthMarkets’ contractual obligations is included in the 2008 Form 10-K. There have been no material changes in the Company’s contractual obligations or off balance sheet commitments since December 31, 2008.
Critical Accounting Policies and Estimates
          The Company’s discussion and analysis of its financial condition and results of operations are based on its consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the valuation of assets and liabilities requiring fair value estimates, including investments and allowance for bad debts, the amount of health and life insurance claims and liabilities, the realization of deferred acquisition costs, the carrying value of goodwill and intangible assets, the amortization period of intangible assets, stock-based compensation plan forfeitures, the realization of deferred taxes, reserves for contingencies, including reserves for losses in connection with unresolved legal matters and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Reference is made to the discussion of these critical accounting policies and estimates contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Deferred Acquisition Costs (“DAC”) — 2009 Change in Estimates
          Prior to January 1, 2009, the basis for the amortization period on deferred lead costs and the portion of DAC associated with commissions paid to agents was the estimated weighted average life of the insurance policy, which approximated 24 months. The monthly amortization factor was calculated to correspond with the historical persistency of policies (i.e. the monthly amortization is variable and is higher in the early months). Beginning January 1, 2009, on newly issued policies, the Company refined its estimated life of the policy to approximate the premium paying period of the policy based on the expected persistency over this period. As such, these costs are now amortized over sixty months, and the monthly amortization factor is calculated to correspond with the expected persistency experience for the newly issued policies. However, the amounts amortized will continue to be substantially higher in the early months of the policy as both are based on the persistency of the Company’s insurance policies. Policies issued before January 1, 2009, will continue to be amortized using the existing assumptions in place at the time of the issuance of the policy.
          Additionally, prior to January 1, 2009, certain other underwriting and policy issuance costs, which the Company determined to be more fixed than variable, were expensed as incurred. Effective January 1, 2009, HealthMarkets determined that, due to changes in both the Company’s products and underwriting procedures performed, certain of these costs have become more variable than fixed in nature. As such, the Company began deferring such costs over the expected premium paying period of the policy, which approximates five years.
          These changes resulted in a decrease in “Underwriting, acquisition and insurance expenses” of $5.1 million for the three months ended March 31, 2009.
Recent Accounting Pronouncements
          In April 2009, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining The Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”), which amends SFAS No. 157, Fair Value Measurements. Under SFAS No. 157, companies were to assume that fair value measurements were determined when an asset was to be exchanged in an orderly transaction between market participants to sell the asset at the measurement date under current market conditions. FSP SFAS No. 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying circumstances that indicate that a transaction is not orderly. Furthermore, it amends SFAS No. 157 to require disclosure in interim and annual periods for the inputs, if any, during the period. Additionally, FSP SFAS No. 157-4 requires an entity to disclose a change in valuation technique resulting from the application of FSP SFAS No. 157-4, and to quantify such effects. SFAS No. 157-4 will be applied on a prospective basis and is effective for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 157-4 will have on its consolidated condensed financial statements.
          In February 2008, the FASB issued FSP SFAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations.
          In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 requires companies to provide disclosures about fair value of financial instruments in both interim and annual financial statements. Additionally, under this FSP, companies are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. FSP SFAS No. 107-1 and APB 28-1 is applicable for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of FSP SFAS No. 107-1 and APB 28-1 will have on its consolidated condensed financial statements.
          In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FSP SFAS No. 115-2 and SFAS No. 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements, however, it does not amend the existing recognition and measurement guidance related to other-than-temporary impairments. Under this FSP, when the fair value is less than the amortized cost basis at the measurement date, a company would be required to assess the impaired security to determine whether the impairment is other-than-temporary. To avoid recognizing an other-than-temporary impairment, a company would be required to assert (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Additionally, FSP SFAS No. 115-2 and SFAS No. 124-2 modifies the terminology used to assess the collectability of cash flows to clarify that a company should wait until an event or default or other actual shortfall of cash to conclude that some or all of the cash flows are not likely to be collected. FSP SFAS No. 115-2 and SFAS No. 124-2 will be applied on a prospective basis and is effective for interim and annual periods ending after June 15, 2009. The Company has not yet determined the impact that the adoption of SFAS No. 157-4 will have on its consolidated condensed financial statements.
          On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position and results of operations. The expanded disclosures regarding derivative instruments and hedging activities are included in Note 4 of Notes to Consolidated Condensed Financial Statements.
          In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS No. 160”) was issued. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information related to minority interest that a reporting entity provides in its consolidated financial statements. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position and results of operations.

Regulatory and Legislative Matters
          The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Recently adopted legislation and regulations may have a significant impact on the Company’s business and future results of operations. Reference is made to the discussion under the caption "Business
— Regulatory and Legislative Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company has not experienced significant changes related to its market risk exposures during the quarter ended March 31, 2009. Reference is made to the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The Company is a party to various material legal proceedings, which are described in Note 6 of Notes to Consolidated Condensed Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 under the caption “Item 3. Legal Proceedings.” The Company and its subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business, including some asserting significant damages arising from claims under insurance policies, disputes with agents and other matters; based in part upon the opinion of counsel as to the ultimate disposition of such lawsuits and claims, management believes that the liability, if any, resulting from the disposition of such proceedings will not be material to the Company’s consolidated financial condition or results of operations. Except as discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements included herein, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.
ITEM 1A. RISK FACTORS
          Reference is made to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part I, Item 1A. — Risk Factors, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Company has not experienced material changes with respect to its risk factors during the quarter ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three months ended March 31, 2009, the Company issued an aggregate of 5,263 unregistered shares of its Class A-1 common stock to an executive officer of the Company. In particular, on March 6, 2009, an executive officer of the Company purchased 5,263 shares of the Company’s Class A-1 common stock for aggregate consideration of $100,000 (or $19.00 per share). Such sale of securities was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The proceeds of such sale were used for general corporate purposes.
          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-1 common stock during each of the months in the three-month period ended March 31, 2009:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased(1)	per Share ($)	Programs	The Plan or Program

1/1/09 to 1/31/09	—	—	—	—
2/1/09 to 2/28/09	—	—	—	—
3/1/09 to 3/31/09	57,619	19.00	—	—

Totals	57,619	19.00	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 57,619.32 shares purchased from former or current executives of the Company.
          The following table sets forth the Company’s purchases of HealthMarkets, Inc. Class A-2 common stock during each of the months in the three month period ended March 31, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares That May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share ($)	Programs	The Plan or Program
1/1/09 to 1/31/09	61,416	23.37	—	—
2/1/09 to 2/28/09	—	—	—	—
3/1/09 to 3/31/09	269,970	19.00	—	—

Totals	331,386	19.81	—	—

(1)	The number of shares purchased other than through a publicly announced plan or program includes 331,386 shares purchased from former or current participants of the stock accumulation plan established for the benefit of the Company’s insurance agents.
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Phillip Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Phillip Hildebrand, President and Chief Executive Officer of HealthMarkets, Inc. and Steven P. Erwin, Executive Vice President and Chief Financial Officer of HealthMarkets, Inc.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHMARKETS, INC (Registrant)
Date: May 8, 2009	/s/ Phillip J. Hildebrand
Phillip J. Hildebrand
President and Chief Executive Officer

Date: May 8, 2009	/s/ Steven P. Erwin
Steven P. Erwin
Executive Vice President and Chief Financial Officer